Form 10-K
period 2018-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2018-09-12
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $387,520,188. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 6, 2018, 56,369,737 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2019 fiscal year, which runs from July 1, 2018 to June 30, 2019.

ITEM 1.	BUSINESS

Overview

We are a leading provider of transaction processing services, financial inclusion products and services and payment and cryptographic technology across multiple industries and in a number of emerging and developed economies.

Our core payment technology is called the Universal Electronic Payment System, or UEPS, and its EMV interoperable derivative, UEPS/EMV, uses decentralized and biometrically secure smart cards that operate in real-time but both off-line and on-line, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer.

Our off-line UEPS system also offers the highest level of availability and affordability by removing any components that are costly and prone to outages. Our latest version of the UEPS technology has been certified by the EuroPay, MasterCard and Visa global standard, or EMV, which enables our traditional proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or automated teller machine, or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our under-banked customers, including social welfare grant recipients. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, healthcare management, international money transfers, voting and identification.

Our transaction processing services include multiple forms of payment and payroll processing. We operate leading processors in South Africa through EasyPay and in South Korea through KSNET, as well as end-to-end issuing, acquiring and processing services across Asia and Europe through our International Payments Group, or IPG. We manage more than 300,000 merchants worldwide and process more than three billion transactions annually. IPG has also established a leadership position in partnership with Bank Frick & Co. AG, or Bank Frick, a Liechtenstein-based bank, in Europe focused on cryptocurrency processing and the development of a number of block-chain related products.

We also provide a number of financial inclusion products and services, which are typically bundled and offered as part of our UEPS-based core banking system. In South Africa, this system is currently deployed under the brand EasyPay Everywhere, or EPE, and is a fully transactional low-cost bank account, which offers easy accessibility including in rural areas and highly-competitive loans, insurance and telecommunication products. During the fiscal year ended June 30, 2018, we distributed pension and welfare grants, on behalf of the South African government, to more than three million active EPE customers and an additional five million social grant recipient customers. In addition, we offer telecommunication products such as prepaid airtime on behalf of all network operators in South Africa and own 55% of DNI-4PL Contracts Proprietary Limited, or DNI, the largest distributor of starter packs for the third-largest network, Cell C (Pty) Limited, or Cell C.

Our technology businesses include the development and deployment of our UEPS and MVC solutions worldwide, cryptographic solutions including the STS-6 standard for utility vending solutions, hardware security modules or HSM, chip and subscriber identity module, or SIM, cards, and the reselling of point of sale equipment. Through DNI, we provide financing to Cell C to assist in the roll out of their telecommunications network infrastructure. DNI also has a micro-jobbing platform called Money 4Jam which connects parties for the execution of micro-jobs.

All references to “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, and all references to “Net1” are to Net 1 UEPS Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

Services for the under-banked: According to the latest World Bank’s Global Findex Database, 69% of adults worldwide have access to an account at a financial institution or through a mobile money service. In developing economies, this percentage is 63%. As a result, 1.7 billion adults around the world remain entirely excluded from the financial system. This situation arises when banking fees are either too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide financial services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals typically receive wages, welfare benefits, money transfers or loans in the form of cash, and conduct commercial transactions, including the purchase of food and clothing, also in cash.

The use of cash, however, presents significant risks. In the case of welfare recipients, they generally have no secure way of protecting their cash other than by converting it immediately into goods, carrying it with them or hiding it. In cases where an individual has access to a bank account, the typical deposit, withdrawal and account fees meaningfully reduce the money available to meet basic needs. For government agencies and employers, using cash to pay welfare benefits or wages results in significant expense due to the logistics of obtaining that cash, moving it to distribution points and protecting it from theft or fraud.

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

Transaction processing services: The continued global growth of retail credit and debit card transactions is reflected in the April 2018 Nilson Report, according to which worldwide annual general purpose card dollar volume increased 10.7% to $28.2 trillion in 2017, while transaction volume increased by 18% to 296 billion transactions and cards issued increased by 7.9% to 11.95 billion cards during the same period. General purpose cards include the major card network brands such as MasterCard, Visa, UnionPay and American Express. In South Africa, we operate the largest bank-independent transaction processing service through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and prepaid utility purchases that we offer as a complete solution to merchants and retailers. In South Korea, through KSNET, we are one of the top three VAN processors, and we provide card processing, banking value-added services and payment gateway functionality to more than 240,000 retailers. IPG, comprising Transact24 and Masterpayment, are established, growing end-to-end providers of issuing, acquiring, and processing, particularly for small merchants or those with significant cross-border operations. Another key differentiator of IPG is its extensive catalog of licenses and regulated entities, including some within the fast-growing fields of cryptocurrencies and blockchain. IPG is ably supported by Bank Frick, a European bank in which we have a sizeable strategic investment.

Mobile payments: The rapid growth of online commerce and the emergence of mobile devices as the preferred access channel for transacting online has created a global opportunity for the provision of secure payment services to online retailers and service providers. We have a business unit focused on providing secure payment solutions for all card-not-present transactions through the application of our Mobile Virtual Card, or MVC and other proprietary solutions.

Despite lacking access to formal financial services, large proportions of the under-banked customer segment own and utilize mobile phones. The World Bank’s research has confirmed the rising popularity of using mobile phones to transfer money and for banking that often does not require setting up an account at a brick-and-mortar bank. The World Bank has stated that mobile banking, which allows account holders to pay bills, make deposits or conduct other transactions via text messaging, has rapidly expanded in Sub-Saharan Africa, where traditional banking has been hampered by transportation and other infrastructure problems. The 2017 Global Findex Database: Measuring Financial Inclusion and the Fintech Revolution states that 21% of adults in Sub-Saharan Africa have a mobile-money account – nearly twice the percentage compared to 2014. In developing economies, 19% of adults reported making at least one direct payment using a mobile money account, a mobile phone, or the internet.

Mobile phones are therefore increasingly viewed as a channel through which this underserved population can gain access to formal financial and other services. Our UEPS and MVC solutions are enabled to run on the SIM cards in or as applications on mobile phones and provide our users with secure payment and banking functionality.

Telecommunications: In addition to financial services, unbanked and under-banked customers have a strong demand for affordable telecommunication products and, increasingly so, for data. We address this market opportunity specifically in South Africa through our strategic investment in Cell-C, the third largest network in the country, as well as through DNI, its largest distributor.

The symbiotic relationship between Cell-C, DNI and Net1, allows us to create new, relevant products across both telecommunication and financial services being demanded by the unbanked and under-banked populations in South Africa.

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

Our latest version of the UEPS technology is interoperable with the global EMV standard, allowing the cards to be used wherever EMV cards are accepted, while also providing all the additional functionality offered by UEPS. This UEPS/EMV functionality is especially relevant in areas where there is an established payment system and provides flexibility to our customers to be serviced at any POS (including contactless), such as point of sale devices and ATMs. Our UEPS/EMV solution therefore expands our addressable market to include developed economies with established payment networks. The UEPS/EMV technology removes the hurdle, often perceived in developed economies, of operating a proprietary or “closed-loop” system by providing a truly inter-operable payment solution.

Mobile Virtual Card

We developed MVC, an innovative mobile phone-based payment solution that enables secure purchases with no disruption to existing merchant infrastructures and provides significant incentives for all stakeholders.

MVC utilizes existing and traditional payment methods but enhances them by replacing or tokenizing plastic card data with one-time-use virtual card data, hence eliminating the risk of theft, phishing, skimming, spoofing, etc. The virtual card data replaces, digit-for-digit, the credit (or debit) card number, the expiration date and the card verification value for each transaction with only the issuer bank identification number (first 6-digit) remaining constant.

MVC uses mobile phones to generate virtual cards offline. Mobile phones are the most available, cost-effective, secure and portable platform for generating virtual cards for remote payments (online purchasing, money transfers, phone and catalogue orders).

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

Consumers can easily generate a new card on their mobile phones to shop on the internet or to place a catalogue or telephone order. MVCs are completely secure and can also be sent in a single click to family, friends, and service providers. Once the authorization request reaches the issuing bank processor, our servers decrypt the virtual card data, authenticate the consumer and pass the transaction request to the card issuer for authorization. MVC can be offered as a prepaid solution or directly linked to a subscriber’s credit or debit card or other funding account. Subscribers can load prepaid virtual accounts with cash at participating locations, or electronically via their bank accounts, direct deposit or other electronic wallets.

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

Incognito TSM cryptographic solutions

Our internally-developed range of PIN encryption devices, card acceptance modules and hardware security modules are primarily aimed at the financial, retail, telecommunication, cryptocurrency, utilities and petroleum sectors. These devices and modules are suited for high-speed transaction processing requirements, acceptance of multiple payment tokens, value-added services at point of transaction, and adherence to stringent transaction security and payment association standards such as TDES and EMV.

Our Strategy

Our core purpose is to improve people’s lives by bringing financial inclusion to the world’s under-banked customers and helping small businesses access the financial services they need to prosper. We achieve this through our unique ability to efficiently digitize or tokenize the expensive and difficult to achieve last mile of financial inclusion. This includes our UEPS/EMV technology, which is accepted globally, and is protected with biometric security and enables offline and online transacting that works anywhere, anytime and with no reliance on mobile networks.

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

For example, in South Africa, we are one of the leading independent transaction processors, we have deployed the most extensive distribution network comprising of mobile and fixed ATM’s and POS devices to the country’s large unbanked and under-banked population, we are the largest third-party processor of retail merchant transactions, bill payments and third-party payroll payments. We believe that our large cardholder base, specialized technology and payment infrastructure, together with our strong business relationships, position us at the epicenter of commerce in the country. Through our national distribution platform and relationships with a number of leading companies across multiple industries, we believe that we can provide many of the services consumed by our cardholders who would normally not have access to these services or would otherwise have to rely on the informal sector. We have already introduced several services to our cardholder and merchant base, such as low cost, high functionality bank accounts, microloans, life insurance, bill payment, prepaid mobile top-up and prepaid utility services. We have a network of mobile ATMs to provide services to our cardholders, and we have established a national fixed ATM and POS network. We aim to increase the adoption of our existing services by expanding our cardholder base and our transacting network, and we aim to increase our service offerings by developing new products and distribution networks and by forging partnerships with industry participants who share our vision and can accelerate the implementation of our business plan, such as Cell C, the third largest mobile operator in South Africa and our core focus remains the development and provision of our technological expertise.

We have established significant operational assets to ensure the rapid deployment of our technology. As these deployments mature, we may share or dispose of these operational assets if we believe this will result in higher efficiencies and synergistic benefits where we are able to provide technology to an expanded base of clients and operations.

Our banking product, EasyPay Everywhere, provides our target market with an affordable all-inclusive transactional bank account with access to financially inclusive services such as microloans, life insurance, remittances, value added services such as prepaid utilities and bill payments through their mobile phones and our national network of ATMs and POS devices. While the growth of this product is currently facing challenges due to the transition of the social welfare distribution service to the South African Post Office, or SAPO, we still believe this product forms a compelling offering to our target market and that its growth will resume once the transition is complete.

Our strength in South Africa has been further enhanced by the acquisition of DNI, since it significantly expands our distribution network in a complementary manner and allows us to bundle telecommunications products into our existing suite of products to improve the value adding nature of our services to this under-served customer base.

We plan to follow a similar approach in the other markets where we have an established infrastructure, taking into account the requirements of the local legislation, the composition of the local payment system and the specific components that we own or control. In markets where we do not have an established infrastructure, we intended to collaborate with local partners to provide a similar end-to-end solution.

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

Pursue strategic acquisition opportunities or partnerships to gain access to new markets or complementary product—We will continue to pursue acquisition opportunities and partnerships that provide us with an entry point for our existing products into a new market, or provide us with technologies or solutions complementary to our current offerings. Our recent investments in Cell C and DNI in South Africa open up new distribution channels for our products as well as providing access to telecommunications products that we can assist in defining and pricing and market to our existing customer base. Our investment into Bank Frick has assisted us with access to the leading global card issues, acquirers and processors and has been very complimentary to the Masterpayment and Transact24 acquisitions of the previous fiscal year. We have accordingly acquired or obtained the required licenses and regulated entities to offer an end-to-end card issuing, acquiring and processing solution to the many underserved small and medium enterprises in Europe. In addition, our core and proven competencies in the fields of cryptography, biometrics and blockchain technology enables us to design products and solutions for the rapidly growing cryptocurrency industry, within a fully regulated environment through collaboration with Bank Frick.

Our Businesses

Our company is organized into the following businesses:

Financial Services

We have developed a suite of financial services that is offered to customers utilizing our payment solutions. We are able to provide our UEPS/EMV cardholders with competitive transacting accounts, microfinance, life insurance and money transfer products based on our understanding of their risk profiles, demographics and lifestyle requirements. Our financial services offerings are designed on the principles of simplicity and cost-efficiency as they bring financial inclusion to our millions of cardholders who were previously unable to access any formal financial services. Our banking product, EasyPay Everywhere, provides our target market with an affordable all-inclusive transactional bank account with unfettered access to financial services such as microloans, life insurance, remittances, value added services such as prepaid utilities and bill payments through their mobile phones and our national network of ATMs and POS devices.

Our largest financial services offering is the provision of short-term microloans to our South African UEPS/EMV cardholders, where we provide the loans using our surplus cash reserves and earn revenue from the service fees charged on these loans. We believe our loans are the most affordable form of credit available to our target market as, unlike our competitors, we do not charge interest or credit life insurance premiums on our loans. Our Smart Life business unit owns a life insurance license and offers our customer base affordable insurance products applicable to this market segment, focusing on group life and funeral insurance policies.

This business unit has been allocated to our Financial inclusion and applied technologies reporting segment.

KSNET

Our KSNET business unit is based in Seoul, South Korea, and is a national payment solutions provider. KSNET has one of the broadest product offerings in the South Korean payment solutions market, a base of approximately 240,000 merchants and an extensive direct and indirect sales network. The merchant base is predominantly serviced via a network of independent agents. KSNET’s core operations comprise three primary product offerings, namely card VAN, payment gateway, or PG, and banking VAN. KSNET is able to realize significant synergies across these core operations because it is the only payment solutions provider that offers all three of these offerings in South Korea. Approximately 81% of KSNET’s revenue comes from the provision of payment processing services to merchants and card issuers through its card VAN. KSNET has also started providing working capital financing to those merchants where we provide payment processing services.

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

DNI

Our DNI business unit is based in Johannesburg, South Africa, and offers a number of technology and distribution services to the telecommunications industry. Through its DNI Retail subsidiary, DNI is the largest wholesaler of Cell-C starter packs nationwide. It also has an extensive distribution network comprising of more than 2,000 sales agents and a fleet of vehicles, mainly selling Cell C starter packs and airtime directly into urban communities. In addition, through its International Tower Corporation, or ITC, subsidiary, the company provides financing and project management to develop and maintain Cell C’s tower network in the country. It also has a micro-jobbing platform, known as Money4Jam, which through the use of mobile phone technology connects companies and job-seekers for the completion of micro-jobs.

This business unit has been allocated to our Financial inclusion and applied technologies reporting segment.

International Payments Group

IPG is based out of Hong Kong, China, and is an end-to-end payment service provider. IPG includes our Masterpayment processing business based in Munich, Germany. Transact24 in Hong Kong, holds e-money licenses in the United Kingdom and in Europe, and provides debit and credit card acquiring in Europe, the UK, and Asia including China. Additionally, IPG provides Automated Clearing House, or ACH, processing in the United States, and card acquiring services for cryptocurrency exchanges such as Bitstamp and Bitpanda.

In collaboration with Bank Frick, IPG provides a number of banking and processing services to small merchants. Through a joint, collaborative approach, IPG and Bank Frick have established a blockchain development division to create new, first-to market differentiated solutions to harness the capabilities of a bank and a processor.

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
•

EasyPay Kiosk—We have developed a biometrically enabled self-service kiosk that allows our customers to access all the value-added services provided by EasyPay and to create and load their EasyPay virtual wallets with value.

•

EasyPay Web and Mobile—This service enables EasyPay customers to access all the value-added services provided by EasyPay, such as bill payments and the purchase of prepaid airtime and utilities through a secure website or mobile application.

EasyPay provides 24x7 monitoring and support services, reconciliation, automated clearing bureau settlement, reporting, full disaster recovery and redundancy services.

This business unit has been allocated to our South African transaction processing reporting segment.

Cash Paymaster Services

Our CPS business unit is based in Johannesburg, South Africa, and has deployed our UEPS/EMV–Social Grant Distribution technology to distribute social welfare grants on a monthly basis to over ten million recipient cardholders in South Africa for the last six and a half years. These social welfare grants were distributed on behalf of the South African Social Security Agency, or SASSA. During our 2018, 2017, and 2016 fiscal years, we derived approximately 19%, 22%, and 21% of our revenues respectively, from CPS’ social welfare grant distribution business. The contract under which we provided this service is in the process of winding down and will terminate on September 30, 2018. Upon termination of the contract, CPS will discontinue its operations and we will seek to utilize its assets and capabilities in other parts of our Company.

This business unit has been allocated to our South African transaction processing and Financial inclusion and applied technologies reporting segments.

Applied Technology

Our Applied Technology business unit is managed from Johannesburg, South Africa, and is responsible for various individual lines of business:

•

Payment Infrastructure—The deployment of our South African ATM and POS network and the sale of biometric and POS solutions to various South African banks, retailers and financial services providers. Our biometrically-enabled ATM network is fully EMV-compliant and integrated into the South African national payment system. We deploy our ATMs in areas where our UEPS/EMV cardholders have limited access to the national payment system, or where the cost of accessing the national payment system through other service providers is prohibitive for our cardholders.

•

Third Party Payments—Through FIHRST we are the largest provider of third party and payroll associated payments in South Africa, servicing over 2,270 employee groups that represent approximately 766,000 employees.

•

Prepaid Vending —Our Prepaid Vending business line handles multichannel distribution of electronic products and services aimed at a variety of markets. Across Africa and abroad, our Virtual Top Up (VTU) solutions create a separate revenue stream for Mobile Network Operators, or MNOs, and other clients. The stability and scalability of our VTU offerings enables our customers to facilitate more than 100 million monthly transactions.

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

•

Cryptography—Our Cryptography business line focuses on security-orientated products which include our range of PIN encryption devices, card acceptance modules and Hardware Security Modules. These focus on financial, retail, cryptocurrency, telecommunications, utilities and petroleum sectors. In order to constantly enhance and improve our product offerings, special attention is placed on the development of security initiatives including Triple Data Encryption Algorithm, also known as TDES, EMV and Payment Card Industry, or PCI. We are a member of the STS Association, actively participating in developing new and improved standards that address the needs of the modern cryptographic market.

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

We further intend to differentiate our value proposition for our end users by offering bundled lifestyle products to include affordable telephony solutions in addition to banking and finance, as well as the development of new payment technologies specifically for mobile phones. We estimate that we process less than 1% of all global payment transactions in the international marketplace.

In South Africa, and specifically in the payment of salaries and wages and our affordable EasyPay Everywhere transactional account and our financial services offering, our competitors include the local banks, insurance companies, micro-lenders and other transaction processors. The South African banks and SAPO also offer low cost bank accounts that enable account holders to receive their salaries, wages or social grants through the formal banking payment networks.

EasyPay’s competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa, which processes all transactions on behalf of the South African banks and processes more than 2.5 billion transactions per annum.

In the South African ATM network market, we compete against the South African banks, ATM Solutions and Spark ATM Systems, who collectively have a market share in excess of 90%.

DNI’s competitors in the resale of mobile phone starter packs would include the resellers for the other major mobile operator networks, being Blue Label Telecoms, SmartCall and various other starter pack distributors in South Africa.

We have identified 13 major card VAN companies in South Korea, of which KSNET is one of the three largest. The other two large VAN companies are NICE Information & Telecommunication Inc. and Korea Information & Communications Company, Inc. Entities operating in the VAN industry in South Korea compete on pricing and customer service.

IPG competitors typically include local or regional issuers, acquirers and processors as well as a few large multinational companies such as Wirecard and WorldPay. A number of new fintech entrants, usually locally or occasionally regionally such as Revolut, Klarna, Transferwise, and Digibank are also rapidly establishing their market presence.

In addition to our traditional competitors, we expect that we will increasingly compete with a number of emerging entities in the mobile payments industry. While the industry is still rapidly evolving, a number of entities are establishing their presence in this space. Specifically identified entities include traditional payment networks such as Visa, MasterCard and American Express; commercial banks such as Barclays and Citigroup; established technology companies such as Apple, Google, Facebook, Samsung and PayPal; mobile operators such as AT&T, Verizon, Vodafone, MTN and Bharti Airtel; as well as companies specifically focused on mobile payments such as Ant Financial, WeChat, M-Pesa and Square

Research and Development

During fiscal 2018, 2017 and 2016, we incurred research and development expenditures of $1.8 million, $2.0 million and $2.3 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS and UEPS/EMV software and its functionality as well as the design and development of our MVC concept and mobile payment applications. We have recently established a dedicated research and development team focused on blockchain technology and the development of solutions and products for the rapidly growing cryptocurrency industry. Our research and development efforts also focus on taking advantage of improvements in hardware platforms that are not proprietary to us but form part of our system.

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

Financial Information about Geographical Areas and Operating Segments

Note 22 to our consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2018, 2017 and 2016. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue			Long-lived assets
	2018	2017	2016	2018	2017	2016
	$’000	$’000	$’000	$’000	$’000	$’000

South Africa	433,421	434,124	422,022	498,418	74,370	69,213
South Korea	153,314	153,403	158,609	177,388	192,473	221,459
Rest of world	26,154	22,539	10,118	116,643	77,723	49,105
Total	612,889	610,066	590,749	792,449	344,566	339,777

Employees

Our number of employees allocated on a segmental basis as of the years ended June 30, are presented in the table below:

	Number of employees
	2018(1)	2017	2016

Management	272	236	241
South African transaction processing	1,902	2,487	2,571
International transaction processing	330	354	310
Financial inclusion and applied technologies(2)	5,875	2,281	2,576
Total	8,379	5,358	5,701

(1) Fiscal 2018 number of employees includes 2,651 DNI employees, of which 51 are included in management and 2,600 are included in Financial inclusion and applied technologies;

(2) Financial inclusion and applied technologies includes employees allocated to corporate/ eliminations activities.

On a functional basis, six of our employees were part of executive management, 2,661 were employed in sales and marketing, 328 were employed in finance and administration, 319 were employed in information technology and 5,065 were employed in operations.

As of June 30, 2018, approximately 58 of the 1,902 and 99 of the 5,875 employees we have in South Africa who were performing transaction-based and financial inclusion activities, respectively, were members of unions in South Africa and approximately 186 of the 247 employees we have in South Korea who perform international transaction-based activities were members of a union in Korea. We believe that we have a good relationship with our employees and these unions.

Corporate history

Net1 was incorporated in Florida in May 1997. In 2004, Net1 acquired Net1 Applied Technology Holdings Limited, or Aplitec, a public company listed on the Johannesburg Stock Exchange, or JSE. In 2005, Net1 completed an initial public offering and listed on the Nasdaq Stock Market. In 2008, Net1 listed on the JSE in a secondary listing, which enabled the former Aplitec shareholders (as well as South African residents generally) to hold Net1 common stock directly.

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

Executive Officers of the Registrant

The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Herman G. Kotzé	48	Chief Executive Officer and Director
Alex M.R. Smith	49	Chief Financial Officer, Treasurer, Secretary, and Director
Philip S. Meyer	61	Managing Director: International Payments Group
Phil-Hyun Oh	59	Chief Executive Officer and President, KSNET, Inc.
Nanda Pillay	47	Managing Director: Southern Africa
Nitin Soma	51	Chief Technology Officer

Herman Kotzé has been our Chief Executive Officer since May 2017 and was our Chief Financial Officer, Secretary and Treasurer from June 2004 to February 2018. From January 2000 until June 2004, he served on the board of Aplitec as Group Financial Director. Mr. Kotzé joined Aplitec in November 1998 as a strategic financial analyst. Prior to joining Aplitec, Mr. Kotzé was a business analyst at the Industrial Development Corporation of South Africa. Mr. Kotzé has a bachelor of commerce honors degree, a post graduate diploma in treasury management, a higher diploma in taxation, completed his articles at KPMG, and is a member of the South African Institute of Chartered Accountants.

Alex M.R. Smith has been our Chief Financial Officer, Treasurer and Secretary since March 2018. Mr. Smith joined Allied Electronics Corporation Limited, or Altron, a JSE-listed company in 2006 and from August 2008 until February 2018, Mr. Smith served as a director and its Chief Financial Officer. Prior to joining Altron, Mr. Smith worked in various positions at PricewaterhouseCoopers in Edinburgh, Scotland and Johannesburg from 1991 to 2005. Mr. Smith holds a bachelor of law (honours) degree from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland.

Philip Meyer has been the Managing Director of IPG since February 2018 and also serves as the Managing Director of Transact24 Limited since he founded the company in 2006. Mr. Meyer has worked in the payments industry for over 20 years. Prior to incorporating Transact24, he was employed by Naspers, a global media group, as its Chief Executive: Information Technology and New Media and was responsible for all existing and new technology and media for Naspers. Mr. Meyer is a qualified engineer with a masters degree in engineering (electronic) and has a postgraduate diploma in strategic management. Mr. Meyer is registered with the Engineering Counsel of South Africa, is a member of the South Africa Institute of Electrical Engineers and is also a member of the Digital, Information & Telecommunications Committee and Asia & Africa Committee, Hong Kong General Chamber of Commerce.

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

Nanda Pillay joined us in May 2000 and is responsible for our Southern African operations, including CPS, Financial Services, EasyPay, and SmartSwitch Botswana.

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

Risks Relating to Our Business

In fiscal 2018, we derived a significant portion of our revenues from our SASSA contract and the related bank accounts, which we will lose when we no longer provide a service to SASSA.

We derive a significant portion of our revenue from our contract with SASSA for the payment of social grants. Our SASSA contract, which we were awarded through a competitive tender process in 2012, was originally scheduled to expire in March 2017, and then extended to the end of March 2018. In March 2018, the Constitutional Court of South Africa, which retained oversight of SASSA as a result of litigation related to the original award of the contract to us in 2012, ruled that SASSA and CPS have a constitutional obligation to continue to pay social welfare grants and ordered that the contract be extended for an additional six months in respect of the payment of grant beneficiaries at cash pay points. Refer to “Item 3—Legal Proceedings” for a summary of the Constitutional Court’s order.

We do not expect our contract with SASSA to be extended beyond September 2018 and, therefore, we expect to lose revenues from the payment of social welfare grants at the time of the expiration of the SASSA contract. In addition, SASSA has publicly conveyed its expectation that most of the SASSA/Grindrod cards will be replaced by SAPO cards and, therefore, we expect that our revenue generated from the provision of SASSA/Grindrod bank accounts is also likely to be lost. Unless we are able to replace most or all of this revenue from other sources, our results of operations, financial position, cash flows and future growth are likely to suffer materially.

It is possible that SASSA might request us to enter into a transition agreement in order to phase out our services if their plan to do so is not completed within the required timeframe. The Constitutional Court reaffirmed in its March 2017 ruling that CPS is deemed to be an “organ of state” for the purposes of the contract between SASSA and CPS, and that CPS has “constitutional obligations” that go beyond its contractual obligations. We cannot predict what the financial or other implications may be if we are required to provide our services without a valid contract, or during any transitional period required for the orderly transfer of our services to SASSA and SAPO.

Our South African business practices remain under intense scrutiny in the South African media. We continue to publicly refute what we believe to be misleading or factually incorrect statements that have damaged our reputation. However, our ability to operate effectively and efficiently in South Africa in the future will be adversely impacted if we are unable to communicate persuasively that our business practices comply with South African law and are fair to the customers who purchase our financial services products.

The South African public, media, non-governmental organizations and political parties have utilized a number of platforms, including social media, to criticize SASSA over its failure to implement the orders of the Constitutional Court over the last two years and express their dissatisfaction with the state of affairs. Among the criticisms, we have been accused of being responsible for SASSA’s inability to bring the payment service in-house. In addition, we were publicly accused of illegally providing our services and defrauding social welfare grant recipients. We have publicly denied these accusations and believe they have no merit.

These allegations continue to be made and are being emphasized during this transition period as a justification for requiring grant beneficiaries to move to the SAPO card. We continue to deny the accusations made against us.

Our reputation in South Africa has been tarnished as a result of these accusations. We have attempted to refute the allegations made against us and have appointed a public relations firm to assist us in communicating effectively to the public and our stakeholders that our business practices comply with South African law and are fair to the social welfare grant recipients who purchase the financial services products that we offer. It is difficult to quantify to what extent we have been successful in effectively repudiating these unsubstantiated allegations against us. If we are unable to communicate persuasively that our business practices comply with South African law and are fair to the customers who purchase our financial services products, our ability to operate effectively and efficiently in South Africa in the future will be adversely impacted, and our results of operations, financial position and cash flows would be adversely affected.

SASSA and other organizations continue to challenge our ability to conduct certain aspects of our financial services business in a commercial manner through their interpretations of recently adopted regulations under the Social Assistance Act. We are in litigation with SASSA and the Black Sash over its interpretation of these regulations. If SASSA or the Black Sash were to prevail in this legal proceeding, our business will suffer.

As described under “Item 3—Legal Proceedings— Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations,” the High Court of the Republic of South Africa Gauteng Division, Pretoria, or Pretoria High Court, has issued the declaratory order sought by us that the Social Assistance Act and Regulations do not restrict social grant recipients in the operation of their banks accounts. SASSA continues to challenge our ability to operate certain aspects of our financial services business in a commercial manner in the South African courts. The Black Sash has also served applications petitioning the South African Supreme Court of Appeal, or the Supreme Court, to grant them leave to appeal the Pretoria High Court order through either the Supreme Court or to a full bench of the Pretoria High Court. The petitions served on the Supreme Court applying for leave to appeal were heard on August 16 and 17, 2018. We cannot predict whether leave to appeal will be granted or if granted, how the Supreme Court will rule on this matter.

If SASSA or the Black Sash were to prevail with their legal actions, our ability to operate our business, specifically our micro-lending and insurance businesses in a commercially viable manner would be impaired, which would likely have a material adverse effect on our business and might harm our reputation. Regardless of the outcome, management will be required to devote further time and resources to these legal proceedings, which may impact their ability to focus their attention on our business.

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

The pricing recommended by National Treasury to the Constitutional Court for our services provided at pay points for the period from April 1, 2018 through September 30, 2018, has not yet been approved by the Constitutional Court. If the amount payable to us is not commercially reasonable, our results of operations, financial position and cash flows may be adversely affected.

Under the Constitutional Court order of March 23, 2018, related to the extension of the SASSA contract to September 30, 2018 in respect of the recipients paid at cash pay points, we were granted permission to approach National Treasury to request revised pricing of the contract. National Treasury provided a recommendation to the Constitutional Court in compliance with their order at a price per recipient of R51.00 (VAT inclusive) per month. Although we offered to accept this amount in respect of the three months ended June 30, 2018 when the number of recipients paid approximated two million per month, we have asked the Constitutional Court to reconsider the last three months of the contract. Neither the Treasury recommendation or our proposal have been approved by the Constitutional Court to date and as a result we have only recognised revenue at the rate set forth in the original contract since April 1, 2018 while we await an order from the Constitutional Court.

In line with SASSA’s public statements, we have seen a material reduction in the number of recipients paid at the pay points during July and August, and this is expected to continue into September. This would result in a material decrease in the revenue from the provision of this service if National Treasury’s recommendation is applied and CPS would then operate at an even greater loss for the three months to the end of the contract. If we are unable to reach a commercially reasonable settlement for this period, then this will adversely affect our results of operations, financial position and cash flows during the first quarter of fiscal 2019.

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

Acquisitions and strategic investments are an integral part of our long-term growth strategy as we seek to grow our business internationally and to deploy our technologies in new markets both inside and outside South Africa. However, we may not be able to locate suitable acquisition or investment candidates at prices that we consider appropriate. If we do identify an appropriate acquisition or investment candidate, we may not be able to successfully negotiate the terms of the transaction, finance it or, if the transaction occurs, integrate the new business into our existing business. These transactions may require debt financing or additional equity financing, resulting in additional leverage or dilution of ownership. For instance, in July 2017, we invested in Cell C utilizing a combination of existing cash reserves and external debt from South African banks. Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Developments During Fiscal 2018— CPS and SASSA Contract Termination.”

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

In addition, we may need to record write-downs from future impairments of goodwill or other intangible assets, which could reduce our future reported earnings. For instance, in March 2018, we recorded an impairment loss of $19.9 million related to the goodwill identified in the Masterpayment and Masterpayment Financial Services acquisitions. Finally, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

We may not achieve the expected benefits from our recent Cell C and DNI investments.

We have invested more than $240 million, in aggregate, to acquire a 15% interest in Cell C and a 55% controlling interest in DNI. We believe that there are potential synergies that we can derive from each of these transactions, including the integration of certain of our service offerings with those of Cell C and DNI. However, we may not realize some or any of the benefits we expect to achieve from these investments.

Attempting to integrate these service offerings may be disruptive to us, and we may not be able to integrate these offerings successfully. Even if we are able to achieve this integration, our customers may not use these services to the extent that we expect they will. Any such failure could adversely impact our business or the businesses of Cell C and DNI, which could, in turn, reduce the value of our investments in them. Additionally, attempting to integrate Cell C’s and DNI’s offerings with our own may adversely impact our other business and operational relationships. Our inability to achieve the expected synergies from the Cell C and DNI transactions may have a material adverse effect on our business, results of operations or financial condition. In addition, Cell C and DNI may not be able to successfully execute their respective business plans, which may adversely affect, or impair, the carrying value of our investments in them.

DNI generates most of its revenue by providing services to or on behalf of Cell C, principally through the sale of mobile phone starter packs. Our results of operations, financial condition and cash flow would suffer materially if DNI were to lose its contractual relationships with Cell C.

DNI’s business comprises of a number of separate entities that are primarily involved in the distribution of mobile phone starter packs, mainly on behalf of Cell C. We also provide funding for the expansion of Cell C’s mobile telecommunications infrastructure. If Cell C were to terminate any of these contractual relationships that have multi-year notice periods, it would have a material adverse effect on our results of operations, financial condition and cash flow as a consequence of the impact on DNI.

We have indebtedness that requires us to comply with restrictive and financial covenants. If we are unable to comply with these covenants, we could default on this debt, which would have a material adverse effect on our business and financial condition.

We financed our investments in Cell C and DNI through South African bank borrowings of ZAR 1.46 billion, which has since reduced to ZAR 683.8 million through the Company meeting its scheduled repayments ($49.8 million, translated at exchange rates applicable as of June 30, 2018). The loans are secured by intercompany cross-guarantees and a pledge by Net1 Applied Technologies South Africa Proprietary Limited, or Net1 SA, of its entire equity interests in Cell C and DNI. The terms of the lending arrangement contain customary covenants that require Net1 SA to remain below a specified total net leverage ratio and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities without the approval of the lenders.

In addition, DNI has obtained a three year revolving credit facility of ZAR 200 million ($14.6 million, translated at exchange rates applicable as of June 30, 2018) from Rand Merchant Bank, a division of FirstRand Bank Limited, a South African bank, to expand its operations. The revolving credit facility is secured by intercompany cross-guarantees within the DNI group and a pledge by DNI of its entire equity interests in its subsidiaries. The terms of the lending arrangement contain customary covenants that require DNI to remain in accordance with specified net senior debt to EBITDA and EBITDA to net senior interest ratios and restrict the ability of DNI, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities without the approval of the lenders.

Although these covenants only apply to certain of our South African subsidiaries, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with the covenants in South Africa, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

We may be unable to secure the necessary facilities that will enable us to maintain the cash requirements for our ATM network

The expansion of our fixed and mobile ATM network, along with an increase in our EPE client base, necessitates access to large amounts of cash to stock the ATM’s and maintain uninterrupted service levels. While we have been able to operate our ATM’s using our surplus cash and existing general credit facilities, any significant reduction in our available cash reserves or general credit facilities, or our failure to increase our facilities if required, will have an adverse impact on our ability to continue uninterrupted operation of our ATM network and our profits from this business. We will also suffer reputational damage if our service levels are negatively impacted due to the unavailability of cash.

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

Furthermore, since the commencement of SASSA’s process of transitioning grant recipients to SAPO accounts, we have seen an increased incidence of our customers changing their primary bank accounts to other commercial banks or to SAPO. This has increased our recoverability risk and the risk that out allowance is insufficient.

Our working capital financing and supply chain solutions receivables expose us to credit risk and our allowance for doubtful working capital finance loans receivable may not be sufficient to absorb future write-offs.

We have created an allowance for doubtful working capital finance receivables related to our Mastertrading business and our Korean lending activities. We have considered factors including the period of the working capital receivable outstanding, creditworthiness of the customers and the past payment history of the borrower when creating the allowance. A significant amount of judgment is required to assess the ultimate recoverability of these and other working capital finance receivables because these are new offerings and we continue to refine and improve our processes, including the maximum amount of exposure per customer that we are willing to accept and the on-going evaluation of the creditworthiness of each customer.

A determination that requires a change in our allowance for doubtful working capital finance receivables, or a failure by one or more of our customers to pay a significant portion of outstanding working capital finance receivables, could have a negative impact on our business, operating results, cash flows and financial condition.

We may face competition from other companies that offer innovative payment technologies and payment processing, which could result in the loss of our existing business and adversely impact our ability to successfully market additional products and services.

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

A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, our cardholders and retailers and could reduce the level of transactions we process, the sales of mobile phone starter packs, the take-up of the financial services we offer and the ability of our customers to repay our microloans or to pay their insurance premiums, which would, in turn, negatively impact our financial results. If financial institutions and retailers experience decreased demand for their products and services our hardware, software and related technology sales will reduce, resulting in lower revenue.

The loss of the services of certain of our executive officers would adversely affect our business.

Our future financial and operational performance depends, in large part, on the continued contributions of our senior management, in particular, Mr. Herman Kotzé, our Chief Executive Officer. Many of our key responsibilities in South Africa are currently performed by Mr. Kotzé, as well as by Messrs. Nanda Pillay, our Managing Director: Southern Africa and Nitin Soma, our Senior Vice President of Information Technology. The loss of the services of any of these executives would disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance.

The success of our KSNET business depends heavily on the continued services of its president, Phil-Hyun Oh and the other senior members of the KSNET management team. In addition, the growth and future profitability of IPG is reliant on Mr. Philip Meyer’s leadership, industry knowledge and contacts. We do not maintain any “key person” life insurance policies.

Similarly following the completion of our acquisition of DNI, the success of that business is heavily dependent on the continued involvement of Messrs. Andrew Dunn and Dave Smaldon and other senior officers of the DNI group of companies who have successfully built the business to its current position and are critical to its continued success.

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

The period between our initial contact with a potential customer and the sale of our UEPS products or services to that customer tends to be long and may be subject to delays, which may have an impact on our revenues.

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

In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the one we have co-established in Namibia and our non-controlling investments in Nigeria, Liechtenstein and India. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a non-controlling interest. Non-controlling ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies.

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

We pre-fund certain merchant and customer payments in South Africa and South Korea and a significant level of payment defaults by these merchants or customers would adversely affect us.

We pre-fund social welfare grants through the merchants who participate in our merchant acquiring system in the South African provinces where we operate. We also pre-fund the settlement of funds to certain customers in South Korea. These pre-funding obligations expose us to the risk of default by these merchants and customers. Although we have not experienced any material defaults by merchants or customers in the return of pre-funded amounts to us, we cannot guarantee that material defaults will not occur in the future. A material level of merchant or customer defaults could have a material adverse effect on us, our financial position and results of operations. We expect this risk to remain after the conclusion of the SASSA contract as we will continue to service our EasyPay Everywhere cardholders and our financial services branch and ATM networks.

We may incur material losses in connection with our distribution of cash through our payment infrastructure in South Africa.

Many cardholders use our services to access cash using their debit cards. We use armored vehicles and our own fixed ATM infrastructure to deliver large amounts of cash to rural areas across South Africa to enable these cardholders to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against certain risks of loss or theft of cash from our delivery vehicles, ATMs or depots and we will therefore bear the full cost of certain uninsured losses or theft in connection with the cash handling process, and such losses could materially and adversely affect our financial condition, cash flows and results of operations. We have not incurred any material losses resulting from cash distribution in recent years, but there is no assurance that we will not incur material losses in the future.

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

Risks Relating to Operating in South Africa and Other Foreign Markets

If we do not achieve applicable broad-based black economic empowerment objectives in our South African businesses, we risk losing our government and/or private contracts and/or risk not being in compliance with any government and/or private contracts which we have already entered into. In addition, it is possible that we may be required to increase the black shareholding of our company in a manner that could dilute your ownership and/or change the companies from which we purchase goods or procure services (to companies with a better BEE Contributor Status Level).

The legislative framework for the promotion of broad-based black economic empowerment, or BEE, in South Africa has been established through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, as amended from time to time, and the Amended BEE Codes of Good Practice, 2013, or BEE Codes, any sector-specific codes of good practice, or Sector Codes, published pursuant thereto. Sector Codes are fully binding between and among businesses operating in a sector for which a Sector Code has been published. Achievement of BEE objectives is measured by a scorecard which establishes a weighting for the various elements.

Save for certain exempt entities (for example, micro enterprises and qualifying small enterprises), scorecards are independently reviewed by accredited BEE verification agencies which issue a certificate that presents an entity’s BEE Contributor Status Level.

Certain of our South African businesses are subject to either the Information, Communications and Technology Sector Code, or ICT Sector Code, or the Financial Services Sector Code. The ICT Sector Code has been amended and aligned with the new BEE Codes, and was promulgated on November 7, 2016. Likewise, the Financial Service Sector Code has been amended and aligned with the new BEE Codes, and was promulgated on December 1, 2017.

We have taken a number of actions as a company to increase empowerment of black (as defined under applicable regulations) South Africans. However, it is possible that these actions may not be sufficient to enable us to achieve applicable BEE objectives. In that event, in order to avoid risking the loss of our government and private contracts, we may have to seek to comply through other means, including by selling or placing additional shares of Net1 or of our South African subsidiaries to black South Africans (either directly or indirectly). Such sales or placements of shares could have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

We expect that our BEE Contributor Status Level will be important for us in order to remain competitive in the South African marketplace and we continually seek ways to improve our BEE Contributor Status Level, especially the ownership (so-called “equity element”) element thereof. For instance, in April 2014, we implemented a BEE transaction pursuant to which we issued 4.4 million shares of our common stock to our BEE partners for ZAR 60.00 per share, which represented a 25% discount to the market price of our shares at the time that we negotiated the transaction. We entered into this transaction to improve our scoring on the ownership (equity) element of our BEE scorecard. We provided funding to the BEE partners in order for them to buy these shares from us. In June 2014, and in accordance with the terms of the relevant agreements, we repurchased approximately 2.4 million of these shares of our common stock in order for the BEE partners to repay the loans we provided to them. Furthermore, in August 2014, we entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF), or BVI, one of our BEE partners, in preparation for any new potential SASSA tender. Pursuant to the aforesaid agreement, we repurchased BVI’s remaining shares of Net1 common stock and BVI subscribed for new ordinary shares of CPS, representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription.

It is possible that we may find it necessary to issue additional shares to improve our BEE Contributor Status Level. If we enter into further BEE transactions that involve the issuance of equity, we cannot predict what the dilutive effect of such a transaction would be on your ownership or how it would affect the market price of our stock.

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

We may not be able to effectively and efficiently manage the electricity supply disruptions in South Africa, which could adversely affect our results of operations, financial position, cash flows and future growth.

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

The economy of South Africa is exposed to high inflation and interest rates, which could increase our operating costs and thereby reduce our profitability.

The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other highly developed economies. High rates of inflation could increase our South African-based costs and decrease our operating margins. Higher interest rates increase the cost of our debt financing, though conversely they also increase the amount of income we earn on any cash balances.

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

Although Net1 is a U.S. corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2018, approximately 54% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; or (iv) repatriate to South Africa profits of foreign operations. These regulations could also limit our ability to utilize profits of one foreign business to finance operations of a different foreign business.

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

Emerging markets such as South Africa, as well as some of the other markets into which we have recently begun to expand, including African countries outside South Africa, South and Southeast Asia and Central Europe, are subject to greater risks than more developed markets.

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

Risks Relating to Government Regulation

The South African National Credit Regulator has applied to cancel the registration of our subsidiary, Moneyline Financial Services (Pty) Ltd, as a credit provider. If the registration is cancelled, we will not be able to provide loans to our customers, which would harm our business.

Moneyline provides microloans to our EasyPay Everywhere cardholders. Moneyline is a registered credit provider under the South African National Credit Act, or NCA, and is required to comply with the NCA in the operation of its lending business. In September 2014, the South African National Credit Regulator, or NCR, applied to the National Consumer Tribunal to cancel Moneyline’s registration, based on an investigation concluded by the NCR.

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

We derive a substantial portion of our current business from the provision of financial and other services to social grant recipients. Because social welfare eligibility and grant amounts are regulated by the South African government, any changes to or reinterpretations of the government regulations relating to social welfare may result in the non-renewal or reduction of grants for certain individuals, or a determination that currently eligible social welfare grant recipient cardholders are no longer eligible. If any of these changes were to occur, this could result in a reduction of our revenue, profits and cash flows.

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

Our payment processing activities are subject to extensive regulation. Compliance with the requirements under the various regulatory regimes may cause us to incur significant additional costs and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

We may be subject to regulations regarding privacy, data use and/or security, which could adversely affect our business.

We are subject to regulations in a number of the countries in which we operate relating to the collection, use, retention, security and transfer of personally identifiable information about the people who use our products and services, in particular, “Know Your Customer”, personal financial and health information. New laws in this area, such as GDPR, have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

The General Data Protection Regulation, or GDPR, took effect on May 25, 2018, in the European Union and introduced direct compliance obligations for data controllers and data processors. National Data Protection Agencies, or NDPAs, are now able to impose fines for violations ranging from 2% to 4% of annual worldwide turnover, or 10 million to 20 million euro, whichever is greater. NDPAs have the power to carry out audits, request information, and obtain access to premises. Businesses must be able to demonstrate that the personal data of any data subject can be lawfully processed on one of the six specified grounds. The GDPR adopts a risk-based approach to compliance, under which businesses bear responsibility for assessing the degree of risk that their processing activities pose to data subjects. Businesses are required to perform data protection impact assessments before any processing that uses new technology and is likely to result in a high risk to data subjects. The GDPR requires businesses to maintain records of their processing activities. Clear rules around data breach notifications and the processing of personal data in such a manner that the personal data can no longer be attributed to a specific individual have been set out by the GDPR. In addition, under the GDPR, data subjects have new rights, for example, the right to request that businesses delete their personal data (the right to be forgotten); to object to their personal data being processed; and to obtain a copy of their personal data within a set time frame.

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

Our stock price has experienced recent significant volatility. During the 2018 fiscal year, our stock price ranged from a low of $8.05 to a high of $13.20. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

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

In May 2016, we issued an aggregate of 9,984,311 shares of our common stock to the IFC Investors. We granted the IFC Investors certain rights, including the right to require us to repurchase any shares we have sold to the IFC Investors upon the occurrence of specified triggering events, which we refer to as a “put right.” Events triggering the put right relate to (1) us being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that we (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate our business in compliance with anti-money laundering or anti-terrorism laws; or (2) we reject a bona fide offer to acquire all of our outstanding shares at a time when we have in place or implement a shareholder rights plan, or adopt a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid to us by the IFC Investors and the volume-weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect to a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. If a put triggering event occurs, it could adversely impact our liquidity and capital resources. In addition, the existence of the put right could also affect whether or on what terms a third party might in the future offer to purchase our company. Our response to any such offer could also be complicated, delayed or otherwise influenced by the existence of the put right.

Approximately 38% of our outstanding common stock is owned by three shareholders. The interests of these shareholders may conflict with those of our other shareholders.

There is a concentration of ownership of our outstanding common stock because approximately 38% of our outstanding common stock is owned by three shareholders. Based on their most recent SEC filings disclosing ownership of our shares, IFC Investors, International Value Advisers, LLC, or IVA, and Allan Gray Proprietary Limited, beneficially owned approximately 18%, 15% and 5% of our outstanding common stock, respectively.

The interests of the IFC Investors, IVA and Allan Gray, may be different from or conflict with the interests of our other shareholders. As a result of the ownership by the IFC Investors, IVA and Allan Gray, they will be able, if they act together, to significantly influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

The requirement to evaluate and report on our internal controls over financial reporting also applies to companies that we acquire. As a private company, DNI was not required to comply with the requirements of Sarbanes prior to the time we acquired it. As DNI was acquired on June 30, 2018, there was not sufficient time, and therefore it was not possible for management to perform as assessment of the internal controls at DNI. Our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2018, excluded the operations of DNI. If we fail to successfully integrate the operations of these acquired companies into our internal control over financial reporting, our internal control over financial reporting may not be effective. The integration of DNI into our internal control over financial reporting requires significant time and resources from our management and other personnel and may increase our compliance costs.

In addition, our independent registered public accounting firm identified a material weakness in our internal control related to our recognition of revenue from our SASSA contract during the three months ended June 30, 2018. As discussed in “Item 3—Legal Proceedings—Constitutional Court order regarding extension of contract with SASSA for 12 months,” our SASSA contract was extended by, and is currently subject to the ongoing oversight of, the Constitutional Court. Specifically, they concluded that our procedures and controls did not appropriately assess the documentation specific to the provision of cash payment services during the three months ended June 30, 2018, which should have resulted in the Company concluding that there is no evidence of an arrangement at a fixed and determinable price other than that noted in the court order extension. This material weakness could have resulted in a material misstatement of our financial statements that would not have been prevented or detected. In the event that we are faced with a similar set of circumstances in the future, we intend to appoint an independent expert to assist us in determining the appropriate accounting treatment. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent potential future material weaknesses.

While we continue to dedicate resources and management time to ensuring that we have effective internal control over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

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

In reaching the foregoing conclusions in respect of South Africa, we consulted with our South African legal counsel, Cliffe Dekker Hofmeyr Inc.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters facility which consists of approximately 93,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park, a 50,052 square foot administration building in Kramerville, Johannesburg, 175 financial services branches and 78 depot facilities. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa; London, United Kingdom; Seoul, South Korea; Munich, Germany; Hong Kong and Zhuhai, China; Mumbai, India and Black River, Mauritius. These leases expire at various dates through 2022. We own land and buildings in Ahnsung, Kyung-gi, South Korea, that is used for the storage of business documents. We believe that we have adequate facilities for our current business operations.

ITEM 3.	LEGAL PROCEEDINGS

Constitutional Court order regarding extension of contract with SASSA for 12 months

On March 17, 2017, the Constitutional Court delivered its order regarding the continued payment of social grants upon the expiration of the contract between our subsidiary, CPS, and SASSA on March 31, 2017, or the March 2017 order. The Constitutional Court ordered that SASSA and CPS were under a constitutional obligation to ensure payment of social welfare grants from April 1, 2017 and ordered CPS and SASSA to ensure payment of grants, for a period of 12 months, on the same terms and conditions as those included in the expiring contract plus additional requirements to (i) adequately safeguard personal data obtained during the payment process and ensure that it remains private and may not be used for any purpose other than the payment of grants, and (ii) preclude anyone from inviting beneficiaries to “opt-in” to the sharing of confidential information for the marketing of goods and services. The Constitutional Court also ordered that CPS may request National Treasury to investigate and make a recommendation regarding the price charged by CPS in the extension contract and stated that National Treasury must file a report with the Constitutional Court stating its findings in this regard.

The March 2017 order also included public accountability provisions that directly impacted CPS. These provisions are similar to those included in the Constitutional Court’s April 2014 order, and require CPS to provide the Constitutional Court with an audited statement of expenses incurred, income received and net profit earned under the 12 month extension contract ending March 31, 2018. SASSA was also required to obtain an independent audit of the audited information provided by CPS. Furthermore, the Constitutional Court has instructed SASSA to send this audited information to National Treasury for its approval prior to submission to the Constitutional Court.

The Constitutional Court included additional public accountability provisions that impact the Minister of Social Development and SASSA. These provisions required the Minister and SASSA to file reports, on affidavit, with the Constitutional Court every three months, commencing on June 19, 2017, setting out how they planned to ensure the payment of social grants after the end of the 12-month contract extension period, details of the steps taken in that regard, what further steps they would take, and when they would take each future step, so as to ensure that the payment of all social grants is made when due after the expiry of the 12-month period. The Constitutional Court also directed that these reports must include the applicable time-frames for the various deliverables which formed part of the plan, whether the time-frames have been complied with, and if not, why that is the case and what will be done to remedy the situation. The Minister and SASSA were also required to immediately report to the Constitutional Court and explain the reasons for and consequences of any material changes to the circumstances included in the reports previously submitted to the Constitutional Court.

The Constitutional Court also ordered SASSA to ensure that any new payment method would (i) adequately safeguard personal data obtained during the payment process and ensure that such data remain private and may not be used for any purpose other than the payment of grants; and (ii) preclude a contracting party from inviting beneficiaries to “opt-in” to the sharing of confidential information for the marketing of goods and services.

The Constitutional Court order also invited parties involved in the Constitutional Court proceedings to provide the name and consent of independent legal practitioners and technical experts, together with the Auditor-General of South Africa, to oversee the implementation of the payment of social welfare grants during the period to March 31, 2018, as well as oversee SASSA’s conduct to appoint a new service provider from April 1, 2018, or to perform the grant distribution service in-house. The Constitutional Court appointed a panel of ten such experts on June 6, 2017.

Further to the March 2017 order, SASSA and certain other parties, including the independent panel of experts appointed by the Constitutional Court, have made various submissions to the Constitution Court. Argument was heard on March 6, 2018 and on March 23, 2018, the Constitutional Court issued an order reiterating that SASSA and CPS have a constitutional obligation to pay social welfare grants and that the contract between SASSA and CPS, for the payment of social grants to beneficiaries who are paid in cash (i.e. those grant recipients who receive their grants at pay points), be extended for a further six months to September 30, 2018, or March 2018 order. The Constitutional Court’s order provides for the payment of these grants under the extended contract’s terms and conditions. The Constitutional Court permitted CPS to request National Treasury to evaluate and recommend the price to be charged by CPS for the payment of grants in cash under the extended contract. National Treasury submitted its recommendations to the Constitutional Court on April 30, 2018, proposing fee levels that were materially lower than CPS had requested, but significantly higher than the current fee levels. We submitted a responding affidavit to the Constitutional Court on May 11, 2018, but, until the Constitutional Court issues an order, we do not have certainty around CPS’s compensation for providing this service.

The Constitutional Court included public accountability provisions in its March 2018 order that directly impact CPS. These provisions are similar to those included in the Constitutional Court’s April 2014 and March 2017 orders and require CPS to provide SASSA with an independently audited statement of expenses incurred, income received and profit earned under the contract. SASSA is also required to obtain an independent audit of the audited information provided by CPS. Furthermore, the Constitutional Court directed SASSA to send this audited information to National Treasury for its approval prior to submission to the Constitutional Court.

The Constitutional Court also included public accountability provisions in its March 2018 order that impact the Minister of Social Development and SASSA. These provisions are similar to those included in the March 2017 order and require the Minister and SASSA to file reports with the Constitutional Court at the end of every month, commencing in April 2018 and ending in August 2018, regarding the implementation of the Constitutional Court’s order. The Minister and SASSA are also required to immediately report and explain any material changes, and the consequences of such changes, to the circumstances included in the reports previously submitted to the Constitutional Court.

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

The independent panel of experts, appointed by the Constitutional Court, was directed to (i) evaluate the implementation of the cash payment of social grants from the date of the order until September 2018, (ii) evaluate the steps proposed and taken by SASSA for any competitive bidding process or any other processes aimed at the appointment of a new contract or contracts for the cash payment of social grants by SASSA, (iii) evaluate the steps proposed or taken by SASSA for SASSA itself to administer and pay grants in the future, and (iv) file reports with the Constitutional Court, by the 15th of each month from May 2018 to September 2018, relating to the period from April 1, 2018 to the date of each report, describing the steps that the panel has taken to evaluate the matters referred to in (i) through (iii) above, the results of their evaluation and any recommendations.

On August 31, 2018, SASSA and its Chief Executive Officer, in her official capacity, were ordered by the Constitutional Court to pay the costs related to the March 2018 Order.

On February 6, 2018, CPS applied to the Constitutional Court requesting clarity on whether CPS may participate in any future SASSA tender processes. On February 23, 2018, the Constitutional Court ordered that CPS may participate in the new SASSA tender process, which commenced in December 2017.

Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations

On June 3, 2016, we filed for a declaratory order with the High Court of the Republic of South Africa Gauteng Division, Pretoria, or Pretoria High Court, to provide certainty to us, as well as other industry stakeholders, on the interpretation of the Social Assistance Act and recent regulations promulgated in terms thereof, or the Regulations. The Regulations sought to restrict deductions from social grants paid to beneficiaries to direct deductions only. We interpret the meaning of the word “deductions” to be specific to the practice of deducting amounts, historically limited to life insurance premiums from grants, before the grants are paid to social welfare beneficiaries’ bank accounts, and are of the opinion that the legislature did not intend to curtail the rights of beneficiaries to transact freely after the money is deposited into their bank accounts.

We brought the application for a declaratory order because SASSA sought to lend a broader interpretation to the meaning of the term “deductions” to include any debit orders, EFT debits, purchase transactions, or fund transfers that are effected after the transfer of social grants to beneficiaries’ bank accounts. If SASSA’s interpretation were to prevail, debit transactions could no longer be used as a method for beneficiaries to make payments for financial services such as insurance premiums, loan repayments, electricity and other purchases, money transfers or any other electronic payments.

We believe that SASSA’s broad interpretation of the Regulations is flawed and inaccurate for a number of reasons, including but not limited to, the following:

(a)	It would unjustifiably infringe beneficiaries’ fundamental rights to contractual freedom and self-autonomy.
(b)

It would limit beneficiaries’ ability to pay for those products or services through the utilization of their bank accounts in the manner they so choose, which would (i) be a major setback to the national objective of financial inclusiveness; (ii)introduce financial and security risks for beneficiaries; and (iii) result in significant price increases for these products and services.

(c)	It impermissibly encroaches on the jurisdiction and regulatory powers of the SARB and the Payments Association of South Africa, which regulate the national payment system.
(d)

It would constitute a retrogressive regulatory measure that conflicts with the government’s constitutional obligation to improve access to social security and assistance, in that it would deprive beneficiaries of the advantages of the national payment system and the convenient, low cost, reliable and ubiquitous payment system that they currently have under the CPS payment system.

Several other industry participants launched similar proceedings, and the SARB also filed an affidavit in which it sets out its position.

The matter was heard on October 17 and 18, 2016 and on May 9, 2017, the Pretoria High Court issued a declaratory order that the Social Assistance Act and Regulations do not restrict social grant recipients in the operation of their banks accounts. The order clarified that recipients may continue to initiate debit order instructions with any service provider, including our subsidiaries, against their bank accounts for the payment of goods and services. SASSA, its Chief Executive Officer and the Minister of Social Development were ordered to pay the costs of the application. The Pretoria High Court also refused the Black Sash Trust’s, or Black Sash, application to intervene in the matter. In support of its application, the Black Sash made several allegations of “illegal deductions” which we denied in our answering affidavits.

On June 20, 2017, the Pretoria High Court refused the Minister of Social Development, SASSA and Black Sash’s applications for leave to appeal the Pretoria High Court’s May 9, 2017, declaratory order. SASSA, its Chief Executive Officer and the Minister of Social Development were ordered to pay the costs of the application for the leave to appeal.

On July 19, 2017, SASSA and the Black Sash served applications petitioning the South African Supreme Court of Appeal to grant them leave to appeal to either the Supreme Court or to a full bench of the Pretoria High Court. On September 29, 2017, the Supreme Court of Appeal referred the petitions to oral argument. The oral argument in respect of the petitions was heard on August 16 and 17, 2018.

We believe that SASSA’s and the Black Sash’s claims are without merit, and we intend to defend against them vigorously. However, we cannot predict how the courts will rule on the matter.

In addition, on June 15, 2016, SASSA brought criminal charges against us and Grindrod Bank for contravening the Social Assistance Act, alleging that we and Grindrod Bank failed to act in accordance with SASSA’s instructions by processing debit orders against social welfare beneficiaries’ bank accounts after the Regulations came into effect. On June 28, 2016, the Pretoria High Court prohibited SASSA from making any representations to the South African Police Services and the National Prosecuting Authority regarding the criminal charges brought against us and Grindrod Bank pending the determination of the proceedings, including the determination of any appeals. In addition, the order prevented SASSA from issuing further demands to us and Grindrod Bank to stop the processing of debit transactions against SASSA bank accounts pending the determination of the dispute, including the determination of any appeals. On August 8, 2016, we were informed that the NPA had reached a “no prosecution” decision on the criminal charges filed by SASSA. On May 17, 2017, the NPA reaffirmed its “no prosecution decision” reached in August 2016 on the criminal charges brought by SASSA against us and Grindrod Bank. In addition, the NPA notified us that no further action would be taken and that we could consider the case closed.

Challenge to Payment by SASSA of Additional Implementation Costs

As previously disclosed, in June 2014, we received approximately ZAR 277.0 million, excluding VAT, from SASSA, related to the recovery of additional implementation costs we incurred during the beneficiary re-registration process in fiscal 2012 and 2013. After the award of the tender, SASSA requested that CPS biometrically register all social grant beneficiaries (including child grant beneficiaries) and collect additional information for each child grant recipient. CPS agreed to SASSA’s request and, as a result, performed approximately 11.0 million additional registrations beyond those that CPS tendered for the quoted service fee. Accordingly, we sought reimbursement from SASSA, supported by a factual findings certificate from an independent auditing firm. SASSA agreed to pay us the ZAR 277.0 million as full settlement of the additional costs we incurred.

In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced legal proceedings in the High Court of South Africa seeking an order by the Pretoria High Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve payment to us of ZAR 317.0 million (approximately ZAR 277 million, excluding VAT) and directing us to repay the aforesaid amount, plus interest. Corruption Watch claimed that there was no lawful basis to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. CPS was named as a respondent in this legal proceeding.

On February 22, 2018, the matter was heard by the Gauteng Division, Pretoria of the High Court of South Africa, or High Court. On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, we filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because we believe that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court refused the application seeking leave to appeal.

On May 23, 2018, CPS delivered its petition seeking leave to appeal the whole order and judgment of the High Court with the Supreme Court of Appeal. On June 21, 2018, Corruption Watch delivered a responding affidavit and, on July 4, 2018, CPS delivered its replying affidavit. We await directions from the Supreme Court of Appeal. However, we cannot predict whether leave to appeal will be granted or if granted, how the Supreme Court of Appeal would rule on the matter.

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

Regarding the NCR’s application to cancel the registration of Moneyline, we raised a number of procedural points in defense, which, if we are successful, will be dispositive of the application. Argument on these points was heard on November 27, 2015, before three tribunal members. Two ruled against us and one upheld our points. We are appealing the majority ruling to the High Court. This matter was initially scheduled to be heard on December 6, 2017, however, the matter was subsequently removed from the roll. A new hearing date has not been allocated and the matter will be heard on December 4, 2018 by a full bench of the Pretoria High Court.

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

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2016	$11.30	$8.37
Quarter ended December 31, 2016	$12.26	$8.57
Quarter ended March 31, 2017	$13.53	$11.33
Quarter ended June 30, 2017	$12.23	$9.19
Quarter ended September 30, 2017	$10.35	$9.06
Quarter ended December 31, 2017	$13.20	$8.87
Quarter ended March 31, 2018	$13.15	$9.12
Quarter ended June 30, 2018	$10.71	$8.05

Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of August 16, 2018, there were 15 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

Dividends

We have not paid any dividends on our shares of common stock during our last two fiscal years and presently intend to retain future earnings to repay debt and finance the expansion of the business. We do not anticipate paying any cash dividends in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, debt commitments, expansion plans, financial condition and other relevant factors.

Issuer purchases of equity securities

On February 3, 2016, our board of directors approved the replenishment of our existing share repurchase authorization to repurchase up to an aggregate of $100 million of common stock and, as of June 30, 2018, we had utilized approximately $47.5 million of this authorization and approximately $52.5 million remains available. The authorization has no expiration date. We did not repurchase any shares of our common stock during fiscal 2018.

Share performance graph

The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2013, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial Index.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2018 and 2017, and for the three years ended June 30, 2018, have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2016, 2015 and 2014 and for the years ended June 30, 2015 and 2014, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2018	2017	2016	2015	2014(1)
Revenue	$612,889	$610,066	$590,749	$625,979	$581,656
Cost of goods sold, IT processing, servicing and support	304,536	292,383	290,101	297,856	260,232
Selling, general and administrative(2)	193,003	179,262	145,886	158,919	168,072
Equity instruments granted pursuant to BEE transactions(3)	-	-	-	-	11,268
Depreciation and amortization	35,484	41,378	40,394	40,685	40,286
Impairment loss	20,917	-	-	-	-
Operating income	58,949	97,043	114,368	128,519	101,798
Interest income	17,885	20,897	15,292	16,355	14,817
Interest expense	8,941	3,484	3,423	4,456	7,473
Income before income taxes	67,893	114,456	126,237	140,418	109,142
Income tax expense	41,353	42,472	42,080	44,136	39,379
Net income attributable to Net1	39,150	72,954	82,454	94,735	70,111
Income from continuing operations per share:
Basic	$0.69	$1.34	$1.72	$2.03	$1.51
Diluted	$0.69	$1.33	$1.71	$2.02	$1.50

(1)	Fiscal 2014 includes recovery of $26.6 million of implementation costs from SASSA.
(2)	Includes a separation payment of $8.0 million paid to our former chief executive officer in 2017.
(3)	Includes a non-cash charge of approximately $11.3 million in 2014 related to common stock issued in a BEE transaction.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2018(1)	2017(1)	2016(1)	2015(1)	2014(1)
Cash flows provided by operating activities	$132,605	$97,161	$116,552	$135,258	$37,145
Cash flows (used in) provided by investing activities	$(180,448)	$114,071	$5,756	$80,783	$9,237
Cash flows (used in) provided by financing activities	$(473,479)	$40,469	$13,645	$16,784	$(25,781)

Operating income margin(2)	9.6%	15.9%	19.4%	20.5%	17.5%

(1) Cash flows (used in) provided by investing activities include movements in settlement assets and cash flows provided by (used in) financing activities include movement in settlement liabilities.
(2) Fiscal 2018 operating income margin was 15% before the impairment loss (Refer to Note 10 of our consolidated financial statements for a full description of the impairment loss). Fiscal 2017 operating income margin was 18% before the separation payment of $8.0 million paid to our former chief executive officer.

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2018	2017(R)	2016(R)	2015	2014
Cash and cash equivalents	$90,054	$258,457	$223,644	$117,583	$58,672
Total current assets before settlement assets	277,794	465,735	386,998	301,874	259,591
Goodwill	283,240	188,833	179,478	166,437	186,576
Intangible assets	131,132	38,764	48,556	47,124	68,514
Total assets	1,219,290	1,450,756	1,263,500	1,316,956	1,363,375
Total current liabilities before settlement obligations	133,486	80,859	65,486	82,198	81,823
Total long-term debt	5,469	7,501	43,134	50,762	62,388
Total equity(R)	$738,430	$600,335	$603,220	$478,785	$441,748

(R) During fiscal 2018, we reclassified redeemable common stock out of total equity because redeemable common stock is required to be presented outside of permanent equity. We have restated these amounts in our consolidated balance sheet as at June 30, 2017 and 2016, respectively. The reclassification resulted in a decrease in total equity by approximately $107.7 million and an increase in redeemable common stock, presented outside of permanent equity, of approximately $107.7 million. This reclassification had no impact on the Company’s previously reported consolidated income, comprehensive income or cash flows.

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

We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our UEPS, and UEPS/EMV derivative discussed below, uses biometrically secure smart cards that operate in real-time but either offline or online, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any components that are costly and are prone to outages. Our latest version of the UEPS technology has been certified by EMV, which facilitates our proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, healthcare management, international money transfers, voting and identification.

We also provide secure financial technology solutions and services, by offering transaction processing and financial products to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony, integrated circuit card (chip/smart card) technologies, and the design and provision of financial and value-added services to our cardholder base.

Our technology is widely used in South Africa today, where we provide bank accounts to approximately 3.0 million EPE customers and are in the last month of our contract to distribute welfare payments, using our UEPS/EMV technology, process debit and credit card payment transactions on behalf of a wide range of retailers through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service. We provide financial inclusion services such as microloans, insurance, mobile transacting and prepaid utilities to our cardholder base.

In addition, through KSNET, we are one of the top three value-added network, or VAN, processors in South Korea, and we offer card processing, payment gateway and banking value-added services in that country. We also offer end-to-end payment services through IPG in Europe, the U.K., Asia and the United States. We are also collaborating with Bank Frick on exploiting opportunities in the blockchain and cryptocurrency environments.

Our Applied Technologies business unit has an array of web and mobile applications and payment technologies, such as MVC, Chip and GSM licensing and VTU, and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Malawi, Cameroon, the Philippines, India and Colombia.

Sources of Revenue

We generate our revenues by charging transaction fees to government agencies, merchants, financial service providers, utility providers, bill issuers, employers; and cardholders; by providing loans and insurance products and by selling hardware, licensing software and providing related technology services.

We have structured our business and our business development efforts around four related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. The revenue and costs associated with this approach are reflected in our Financial inclusion and applied technologies segment.

We have found that we have greater revenue and profit opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the South African government on a fixed fee basis, provide bank accounts on a fixed fee basis, but charge a fee on an ad valorem basis for goods and services purchased using our smart card. The revenue and costs associated with this approach are reflected in our South African transaction processing and Financial inclusion and applied technologies segments.

Because our smart cards are designed to enable the delivery of more advanced services and products, we are also willing to supply those services and products directly where the business case is compelling. For instance, we provide short-term loans to our smart card holders. This is an example of the third approach that we have taken. Here we can act as the principal in operating a business that can be better delivered through our UEPS. The revenue and costs are reflected in our Financial inclusion and applied technologies segment.

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

Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 240,000 merchants and to card issuers in South Korea through our value-added-network. Through IPG we generate fee revenue through the provision of payment service provider and card issuing and acquiring services in primarily Germany, China and the U.S. We also generate fees from our customers who utilize our VCPay technology to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any card-not-present environment. The revenue and costs at of all of these businesses are reflected in our International transaction processing segment.

Finally, we have investments, business partnerships or joint ventures to introduce our financial technology solutions to markets such as Bank Frick in Europe, Finbond in South Africa and North America, OneFi in Nigeria and MobiKwik in India. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use our proprietary technologies in the specific territory, including the back-end system.

We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Developments during Fiscal 2018

CPS and SASSA Contract Termination

On March 23, 2018, the Constitutional Court ordered a six-month extension of our current contract with SASSA, for the payment of grants in cash at pay points only, on the same terms and conditions as the contract that was due to expire on March 31, 2018. Accordingly, we have continued to pay grant recipients at pay points. While the Court order was silent regarding the payment of the other 9.1 million grant recipients who access their grants utilizing PIN or by biometric verification at POS and ATMs, we have continued to support the bank accounts that underpin these grant payments. As SASSA is no longer paying us a service fee for the management of these accounts with effect from April 1, 2018, grant recipients now bear the cost for the fees associated with these accounts. SASSA has indicated that grant recipients will be encouraged to open a commercial bank account of their choice in the future, including the special account offered by SAPO for grant recipients. SASSA reported in its September 2018 filing with the Constitutional Court the SASSA CEO reported that 5,475,752 new SASSA/SAPO payment cards have been issued.

The Constitutional Court further ordered that we may approach the National Treasury to investigate and make a recommendation regarding the price to be paid for our contracted services during the six-month period. We approached the National Treasury for a price review shortly after receipt of the Constitutional Court order and on April 30, 2018, the National Treasury filed their recommendation with the Constitutional Court proposing fee levels that were materially lower than we had requested, but significantly higher than the current fee levels. As we believe that National Treasury’s recommendation does not take SASSA’s stated plans into account, and does not recognize the need for us to maintain our infrastructure regardless of the number of beneficiaries paid, we asked the Constitutional Court for permission to refer the matter back to National Treasury.

We received permission from the Constitutional Court and re-engaged with National Treasury, who indicated that the original recommendation to the Constitutional Court will not be amended. We have subsequently filed an urgent application with the Constitutional Court, requesting that the National Treasury recommendation be made an order of the court to enable SASSA to pay us, with a further request to engage with National Treasury to determine a fair price for the last three months of our contract period where there has been a significant decline in the number of beneficiaries we have paid, while we have maintained our full payment infrastructure. We have not received any response from the Constitutional Court regarding this application. For additional information refer to “Item 1A.—Risk Factors—The pricing recommended by National Treasury to the Constitutional Court for our services provided at pay points for the period from April 1, 2018 through September 30, 2018, has not yet been approved by the Constitutional Court. If the amount payable to us is not commercially reasonable, our results of operations, financial position and cash flows may be adversely affected.”

On April 25, 2018, we, and other bidders, received a notice from SASSA informing us of the suspension of the tender issued in December 2017 for the appointment of a service provider to distribute grants in cash at pay points when our contract expires on September 30, 2018.

In an affidavit filed with the Constitutional Court, the recently appointed Minister of Social Development, Ms. Susan Shabangu, indicated that she had ordered the suspension of the tender due to objections received regarding the completeness of the tender document from a prospective bidder, as well as the fact that the Bid Evaluation Committee did not have the required skills to evaluate a tender of this nature. Minister Shabangu also indicated to members of the Portfolio Committee for Social Development in the South African Parliament that there will be no request for a further extension of our contract when it expires on September 30, 2018. SASSA has subsequently informed the Constitutional Court that it has amended the contract with the SAPO to include the servicing of pay points when our contract expires.

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

EPE, Moneyline and Smart Life

In June 2015, we began the rollout of EPE, our business-to-consumer offering in South Africa. As of July 31, 2018, we had more than 3.0 million EPE accounts, compared to 2.0 million as of July 31, 2017. EPE is a fully transactional, low cost account created to serve the needs of South Africa’s unbanked and under-banked population, many of whom are social grant recipients. The EPE account offers customers a comprehensive suite of financial services and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a biometrically-enabled UEPS/EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services.

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, in fiscal 2016, we began to expand our brick-and-mortar financial services branch infrastructure, which supplements our nationwide distribution, with a biometrically-enabled UEPS/EMV ATM network, and hired a dedicated sales force. We are currently expanding our physical branch and ATM infrastructure and our efforts will be supplemented by employing a roaming sales force equipped with a biometrically-enabled UEPS/EMV card-issuing work station. In January 2018, we deployed an additional 500 portable card-issuing working stations and employed 625 temporary staff to achieve this objective. At July 31, 2018, we had 169 branches (April 30, 2018: 152), 1,175 ATMs (April 30, 2018: 1,100), and 2,977 (April 30, 2018: 2,371) dedicated employees, including the temporary staff.

Our efforts have resulted in an increased rate in the number of EPE accounts opened, the amount of loans disbursed and the number of insurance policies sold. We have opened approximately 815,000 EPE accounts during the last seven months since January 1, 2018, and we will have additional capacity to further increase our activities when our staff members and infrastructure currently dedicated to the SASSA contract become available for this initiative when our contract with SASSA ends. We have, however, experienced significant “churn” of our EPE accounts due to the unilateral decision by SASSA to open SAPO accounts for some of our EPE cardholders and to deposit their grants into these accounts, despite the legal and valid request by these cardholders to be paid via their EPE accounts. We have laid complaints with the relevant regulators in an effort to remedy this unfortunate situation but we have not received any response to date. For additional information refer to “Item 1A.—Risk Factors—We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit growth in our transaction-based activities segment.”

Our loan book under Moneyline has continued to grow despite our tightening of lending criteria given the current changes in the grant recipient environment. During the 13 months since July 1, 2017, we sold approximately 172,000 new policies related to our simple, low-cost life insurance products, in addition to the free basic life insurance policy provided with every EPE account opened. On May 2, 2018, we introduced low-cost mobile telephony and data packages, designed in collaboration with Cell C and DNI, as part of our “lifestyle” product offering and we intend to deploy further relevant products in the near future. While the initial take up has been disappointing, we believe Cell C’s recently concluded infrastructure sharing deal in South Africa with MTN will significantly lift the market penetration of these products. We believe that we are a market leader, both in terms of cost and scale, in the provision of bank accounts, credit and insurance products in the market segments that we serve.

The graph below presents the growth of the number of EPE cards and Smart Life policies:

Cell C and DNI

In August 2017, we purchased 15% of Cell C, one of the three major licensed mobile operators in South Africa with over 15 million active subscribers at the time of investment. In July 2017, we purchased a 45% interest in DNI, and in March 2018, we agreed to subscribe for additional shares in DNI to ultimately increase our interest to 55% with effect from June 30, 2018. DNI is the leading distributor of mobile subscriber starter packs for Cell C, while also distributing prepaid airtime through its extensive network of field operatives and agents.

The investments in Cell C and DNI are consistent with our approach of leveraging our significant and established infrastructure, and pursuing strategic acquisition opportunities or partnerships to gain access to new markets and complementary products. We believe that customers want a truly bespoke, affordable and comprehensive mobile-based digital product. We believe that the Cell C and DNI investments enable us to address the needs of the broader South African population through a stake in a value chain that includes the network, payment, product, distribution and hardware. Our relationship with Cell C and DNI has other complementary benefits. For example, we recently sold four million SIM cards to Cell C during fiscal 2018 and received orders for an additional 15 million SIMs. During the first week of May 2018, we launched new low-cost products for our unbanked and under-banked customer base that were developed in collaboration with DNI and Cell C. Our investment in DNI complements our existing distribution footprint and provides us with access to an additional 2,500 employees who are dedicated to the marketing of our products, mainly in urban and semi-urban areas.

For additional financial information regarding Cell C and DNI, please refer to Notes 3, 7 and 9 to our consolidated financial statements.

Bank Frick, Finbond and OneFi

In October 2017, we acquired a 30% interest in Bank Frick, a fully licensed bank based in Balzers, Liechtenstein, from the Kuno Frick Family Foundation for approximately CHF 39.8 million ($40.9 million). In January 2018, we purchased an additional 5% in Bank Frick from the Frick Foundation for CHF 10.4 million ($11.1 million), in cash, and the Frick Foundation agreed to contribute approximately CHF 3.8 million ($4.1 million) to Bank Frick to facilitate the development of Bank Frick’s Fintech and blockchain businesses. It is the first bank in the CHF area to have issued a certificate based on cryptocurrencies, launched custodial services for professional cryptocurrency investors, and has supported over a dozen initial coin offerings, or ICOs. Bank Frick has stated that it expects to increase its head count by 50% in 2018 in order to support the expansion of its blockchain offerings as well as related IT and operational support.

We are approaching the final stages of certification for Finbond to become an issuer of biometrically-enabled UEPS/EMV cards and expect to commence with related activities during the first half of fiscal 2019. Finbond operates an extensive distribution network of approximately 430 branches across South Africa that will be utilized as issuing and service points for the biometrically-enabled UEPS/EMV cards. We are also deploying biometrically-enabled ATM’s across the Finbond branch network. As part of a rights offering conducted by Finbond in April 2018, we subscribed for 55,585,514 additional Finbond shares and now own an aggregate of 261,069,481 Finbond shares, representing approximately 28.5% of Finbond’s issued and outstanding ordinary shares immediately after the rights offering.

For additional financial information regarding Bank Frick and Finbond, please refer to Note 9 to our consolidated financial statements.

During fiscal 2018 we also invested a further $1.0 million in convertible notes issued by OneFi, an equity method investment in which we currently own 25%. OneFi is the first neo bank in Sub-Saharan Africa offering loans, fixed savings and payments services to its customers via its proprietary 100%-mobile app platform, Paylater. In 2018, alone OneFi processed over 1 million loans using its machine learning algorithms that preclude the need for any human interaction.

OneFi is expanding its product line to include credit cards, insurance and personal finance management in keeping with its mission to provide financial services to the next billion and will expand to two other countries in West Africa by the end of the year. We are excited by and supportive of the expanded OneFi business model. Similar to the other major neo bank platforms such as Revolut, N26 and Nubank, OneFi’s ability to impact and revolutionize the financial services sectors in the markets in which it operates should not be underestimated.

International Payments Group

During fiscal 2018, we completed the re-organization of IPG by consolidating all our e-money licenses and international card issuing, acquiring and processing activities (excluding South Korea and India) under a single management structure. IPG completed certain key product developments during the year, including its unique multicurrency-issuing platform and new card management system, which are currently undergoing certification. In addition, IPG is working in close collaboration with Bank Frick and other specialist departments in the Net1 group to develop bespoke blockchain-based solutions, including a highly secure but easily accessible crypto-asset storage solution for crypto-asset investors and exchanges.

India

We launched our Virtual Card project with MobiKwik in April 2018. Initially, we had to control the number of users added daily due to limitations resulting from a merger by our issuing bank partner. We have seen very positive trends in the take up and usage among the registered user base, which currently stands at 65,000 users. Approximately 70% of the spend on virtual card is at locations where the MobiKwik wallet is not accepted, thereby adding meaningful value to its acceptance network.

MobiKwik has rapidly transformed itself from being a pure digital wallet player to a digital financial services provider, which more closely aligns to our strategy. Their lending business, launched about six months ago, has seen rapid adoption and by number of loans issued daily, MobiKwik has already become one of the largest digital lenders in India.

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

The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the earnings before interest, taxation, depreciation and amortization, or EBITDA, and the EBITDA multiples applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units. The results of our impairment tests during fiscal 2018 indicated that the fair value of our reporting units exceeded their carrying values and therefore our reporting units were not at risk of potential impairment, with the exception of the $19.9 million of goodwill impaired during the third quarter of fiscal 2018 and goodwill of $1.1 million allocated to a business that ceased trading during the year.

Intangible Assets Acquired Through Acquisitions

The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2018, 2017 and 2016 where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

Valuation and impairment of marketable securities

Our investments in available-for-sale equity securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale equity securities are recognized in accumulated other comprehensive income, net of tax. Changes in the fair value of available-for-sale equity securities impact our reported net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of equity securities will be calculated with reference to its original cost.

We regularly review the carrying value of our available-for-sale equity securities to determine whether it is other-than-temporarily impaired, which would require us to record an impairment charge in the period in which such determination is made. In making this determination, we consider, among other things, the extent and the duration of the decline; the reasons for the decline in value (i.e. credit event, currency or interest-rate related); and the financial condition of and near term-prospects of the issuer of the security. Our assessment of whether an equity security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on our financial condition and operating results.

Deferred Taxation

We estimate our tax liability through the calculations done for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet.

Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in the foreseeable future. A valuation allowance is created if it is determined that a deferred tax asset will not be realized in the foreseeable future. Any change to the valuation allowance would be charged or credited to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2018, we recorded a net decrease of $22.9 million to our valuation allowance and during fiscal 2017 and 2016, respectively, we recorded a net increase of $0.1 million and $16.3 million to our valuation allowance. As of June 30, 2018 and 2017, the valuation allowance related to deferred tax assets was $16.1 million and $39.0 million, respectively.

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

We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors. We have also utilized a bespoke adjusted Monte Carlo simulation discounted cash flow model to measure the fair value of restricted stock with market conditions granted to employees and directors. The stock-based compensation cost related to these valuations has been recognized on a straight line basis. These valuation models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $2.6 million, $2.0 million and $3.6 million for fiscal 2018, 2017 and 2016, respectively.

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

Recent accounting pronouncements not yet adopted as of June 30, 2018

Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2018, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

New Fiscal 2018 U.S. Tax Legislation

On December 22, 2017, the “Tax Cuts and Jobs Act”, or TCJA, was enacted into law, significantly modifying U.S. federal tax laws. The TCJA reduces the federal statutory tax rate for corporations from 35% to 21% effective from January 1, 2018, eliminates alternative minimum tax for corporations, limits net operating loss carryforwards (and eliminates carrybacks), repeals indirect foreign tax credits carry-forward rules, limits the deductibility of interest expense and transitions the system of U.S. international taxation of corporations from a worldwide tax system to a territorial tax system. The transition to a territorial tax system is not expected to have a significant impact on our future consolidated effective tax rate as we generate the majority of our taxable income in tax jurisdictions with tax rates that are higher than the new federal statutory tax rate of 21% (mainly South Africa, where our income is taxed at 28%, and Korea, where our income is taxed at 22%). Refer to Note 19 of our consolidated financial statements for additional information regarding the impact of TCJA on us.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2018	2017	2016
ZAR : $ average exchange rate	12.8557	13.6147	14.5062
Highest ZAR : $ rate during period	14.4645	14.8114	16.8231
Lowest ZAR : $ rate during period	11.5526	12.4379	12.1965
Rate at end of period	13.7255	13.0535	14.7838

KRW : $ average exchange rate	1,098	1,141	1,173
Highest KRW : $ rate during period	1,156	1,210	1,245
Lowest KRW : $ rate during period	1,056	1,092	1,122
Rate at end of period	1,114	1,144	1,153

Translation Exchange Rates

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2018, 2017 and 2016, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 2	June 30,
	2018	2017	2016
Income and expense items: $1 = ZAR	12.6951	13.6182	14.3842
Income and expense items: $1 = KRW	1,095	1,146	1,172

Balance sheet items: $1 = ZAR	13.7255	13.0535	14.7838
Balance sheet items: $1 = KRW	1,114	1,144	1,153

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

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our consolidated financial statements is included in Note 22 to those statements.

DNI was acquired on June 30, 2018, and has been accounted for using the equity method up until that date. Therefore DNI is excluded from the revenue and operating income analysis below. Fiscal 2017 includes Masterpayment Financial Services Limited, or Malta FS, from November 1, 2016 and Pros Software from October 1, 2016. Fiscal 2016 includes the results of Transact24 from January 1, 2016 and Masterpayment from April 1, 2016. Refer also to Note 3 to the consolidated financial statements.

Fiscal 2018 Compared to Fiscal 2017

The following factors had an influence on our results of operations during fiscal 2018 as compared with the same period in the prior year:

•

Growth in non-CPS South African transaction processing businesses: Higher volumes, transaction and fee income due to the increased utilization by our customers of both the National Payment System and our own distribution networks (including ATMs) during fiscal 2018, resulted in improved contribution to our processing revenue;

•

Decline of CPS revenue and operating income due to the expiration of our SASSA contract: CPS revenue and operating income declined significantly due to 82% fewer grant recipients paid by CPS during the fourth quarter of fiscal 2018, being only those recipients paid at cash pay points as per the Constitutional Court order of March 23, 2018. We have not recognized the additional revenue per recipient recommended by South Africa’s National Treasury as the amounts have not yet been confirmed by the Constitutional Court. As a result, CPS incurred a significant operating loss during fiscal 2018;

•	Increased contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by expansion of our customer base and increased utilization of our ATM infrastructure;
•

Growth in financial inclusion businesses: Volume growth in our lending and insurance activities during fiscal 2018 coupled with operating efficiencies, resulted in an improved contribution to our financial inclusion revenue and operating income;

•

Higher equity-accounted earnings and re-measurement loss: Our investments in Finbond, Bank Frick and DNI positively impacted our reported results by approximately $14.6 million, before amortization of intangible assets, net of deferred taxes. The acquisition of DNI also resulted in a non-cash $4.6 million loss on re-measurement of the previously held equity interest following the consolidation of its business into our financial statements on June 30, 2018;

•

Favorable impact from the weakening of the U.S. dollar against South African Rand: The U.S. dollar depreciated by 7% against the ZAR and 4% against the KRW during fiscal 2018 compared with fiscal 2017, which positively impacted our reported results;

•

Regulatory changes in South Korea pertaining to fees on card transactions: The regulatory reduction in fees that may be charged on card transactions that came into effect October 2017 continued to adversely impact our revenues and operating income in South Korea as all parties in the payment process adapt to the new laws and renegotiate their respective positions in the marketplace;

•

Higher revenue from Masterpayment offset by severance payments and allowance for credit losses: Masterpayment contributed higher revenues as a result of an increase in processing activities, particularly related to its cryptocurrency processing launched in December 2017. However, we incurred severance costs related to the separation of two senior Masterpayment managers and created an allowance for credit losses related to doubtful working capital finance receivables of $7.8 million;

•

Non-cash impairment loss related primarily to Masterpayment intangible assets: We recorded an impairment loss of $20.9 million primarily related to Masterpayment and Masterpayment Financial Services goodwill;

•	Indirect taxes refund in Korea: We received a refund of indirect taxes of approximately $2.5 million during fiscal 2018 which positively impacted our reported results; and
•

Lower prepaid sales and ad hoc terminal sales: The number of transacting users purchasing prepaid products through our mobile channel decreased due to security features introduced in fiscal 2017. In addition, our results were adversely impacted by fewer ad hoc terminal sales.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 3	(U.S. GAAP)
	Year ended June 30,
	2018	2017	%
	$ ’000	$ ’000	change
Revenue	612,889	610,066	0%
Cost of goods sold, IT processing, servicing and support	304,536	292,383	4%
Selling, general and administration	193,003	179,262	8%
Depreciation and amortization	35,484	41,378	(14%	)
Impairment loss	20,917	-	nm
Operating income	58,949	97,043	(39%	)
Interest income	17,885	20,897	(14%	)
Interest expense	8,941	3,484	157%
Income before income tax expense	67,893	114,456	(41%	)
Income tax expense	41,353	42,472	(3%	)
Net income before earnings from equity-accounted investments	26,540	71,984	(63%	)
Earnings from equity-accounted investments	11,730	2,664	340%
Net income	38,270	74,648	(49%	)
Less net income attributable to non-controlling interest	(880)	1,694	(152%	)
Net income attributable to us	39,150	72,954	(46%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Year ended June 30,
	2018	2017
	ZAR	ZAR	%
	’000	’000	change
Revenue	7,780,687	8,308,001	(6%	)
Cost of goods sold, IT processing, servicing and support	3,866,114	3,981,730	(3%	)
Selling, general and administration	2,450,193	2,441,226	0%
Depreciation and amortization	450,473	563,493	(20%	)
Impairment loss	265,544	-	nm
Operating income	748,363	1,321,552	(43%	)
Interest income	227,052	284,580	(20%	)
Interest expense	113,507	47,446	139%
Income before income tax expense	861,908	1,558,686	(45%	)
Income tax expense	524,980	578,392	(9%	)
Net income before earnings from equity-accounted investments	336,928	980,294	(66%	)
Earnings from equity-accounted investments	148,914	36,279	310%
Net income	485,842	1,016,573	(52%	)
Less net income attributable to non-controlling interest	(11,172)	23,069	(148%	)
Net income attributable to us	497,014	993,504	(50%	)

In ZAR, the decrease in revenue was primarily due to lower prepaid airtime sales, a decline in the number of SASSA biometrically-enabled UEPS/EMV grant recipients paid and fewer ad hoc terminal sales, which was partially offset by higher revenue from Masterpayment and Transact 24, EPE and related ATM services, and growth in our insurance business. KSNET’s revenue contribution was flat compared with fiscal 2017 due to the ongoing impact of regulatory changes in South Korea.

In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime and ad hoc terminal sales, which was partially offset by increases in goods and services purchased from third parties, higher expenses incurred due to increased usage of the South African National Payment System by beneficiaries, and inflationary pressures on the cost base.

Our selling, general and administration expense increased primarily due to an increase in our allowance for doubtful working capital finance receivables of $7.8 million, a $4.6 million non-cash loss on re-measurement of the previously held equity interest in DNI upon acquisition, the impact of October 2017 annual salary increases for our South African employees, an increase in our allowance for doubtful microlending finance loans receivable, and an increase in goods and services purchased from third parties. These increases were partially offset by fewer agent incentive costs paid in Korea due to weaker trading conditions in fiscal 2018, lower executive remuneration and fewer transaction related expenses in fiscal 2018. In fiscal 2017, our selling, general and administration expense included an $8.0 million separation payment to our former chief executive officer, a $3.8 million allowance for credit losses related to a specific customer, and a $1.8 million reversal of stock-based compensation charges related to awards of restricted stock with performance conditions which we believe will not be achieved.

Our operating income margin for fiscal 2018 and 2017 was 9.6% and 15.9%, respectively. Our fiscal 2018 margin was 14.6% excluding the $20.9 million impairment loss, the $7.8 million allowance for doubtful finance loans receivable, the $4.6 million DNI re-measurement and the $2.5 million South Korean indirect tax refund. Our fiscal 2017 margin was 17.5% excluding the $8.0 million separation payment to our former chief executive officer, the $3.8 million allowance for doubtful finance loans receivable and the $1.8 million stock-based compensation reversal. We discuss the components of operating income margin under “—Results of operations by operating segment.”

Depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated. We expect our depreciation and amortization expense to increase in fiscal 2019 as a result of the amortization of intangible assets acquired in the DNI transaction that closed on June 30, 2018 as well as our investment into expanding our branch network and ATM infrastructure in South Africa.

Interest on surplus cash decreased to $17.9 million (ZAR 227.1 million) from $20.9 million (ZAR 284.6 million), due primarily to lower average daily ZAR cash balances, partially offset by interest earned on the loan to Finbond and the listed Cedar Cellular note.

Interest expense increased to $8.9 million (ZAR 113.5 million) from $3.5 million (ZAR 47.4 million), largely due to interest on the South African facility we obtained to partially fund our investment in Cell C and DNI, somewhat offset by a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2018 tax expense was $41.4 million (ZAR 525.0 million) compared to $42.5 million (ZAR 578.4 million) in fiscal 2017. Our effective tax rate for fiscal 2018 was 60.9% and higher than the South African statutory rate as a result of an impairment loss, a valuation allowance related to an allowance for doubtful working capital finance receivables created, the DNI re-measurement loss on acquisition, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law. Our effective tax rate for the fiscal 2017 was 37.1% and higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax attributable to distributions from our South African subsidiary.

Earnings from equity-accounted investments increased primarily due to the inclusion of our portion of earnings from DNI and Bank Frick and an increase, in USD, in Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 5	Year ended June 30,
	2018	2017	$ %
	$ ’000	$ ’000	change
DNI	7,005	-	nm
Share of net income	9,510	-	nm
Amortization of intangible assets, net of deferred tax	(2,505)	-	nm
Bank Frick	(606)	-	nm
Share of net income	201	-	nm
Amortization of intangible assets, net of deferred tax	(403)	-	nm
Other	(404)	-	nm
Finbond	5,327	2,503	113%
Other	4	161	(98%	)
Earnings from equity accounted investments	11,730	2,664	340%

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 6	In United States Dollars (U.S. GAAP)
	Year ended June 30,
	2018	% of		2017	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	268,047	44%		249,144	41%		8%
International transaction processing	180,027	29%		176,729	29%		2%
Financial inclusion and applied technologies	221,906	36%		235,901	39%		(6%	)
Subtotal: Operating segments	669,980	109%		661,774	109%		1%
Intersegment eliminations	(57,091)	(9%	)	(51,708)	(9%	)	10%
Consolidated revenue	612,889	100%		610,066	100%		-
Operating income (loss):
South African transaction processing	42,796	73%		59,309	61%		(28%	)
International transaction processing	(12,478)	(21%	)	13,705	14%		(191%	)
Financial inclusion and applied technologies	55,372	94%		57,785	60%		(4%	)
Subtotal: Operating segments	85,690	146%		130,799	135%		(34%	)
Corporate/Eliminations	(26,741)	(46%	)	(33,756)	(35%	)	(21%	)
Consolidated operating income	58,949	100%		97,043	100%		(39%	)

Table 7	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2018			2017
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	3,402,883	44%		3,392,893	41%		-
International transaction processing	2,285,461	29%		2,406,731	29%		(5%	)
Financial inclusion and applied technologies	2,817,119	36%		3,212,547	39%		(12%	)
Subtotal: Operating segments	8,505,463	109%		9,012,171	109%		(6%	)
Intersegment eliminations	(724,776)	(9%	)	(704,170)	(9%	)	3%
Consolidated revenue	7,780,687	100%		8,308,001	100%		(6%	)
Operating income (loss):
South African transaction processing	543,299	73%		807,682	61%		(33%	)
International transaction processing	(158,409)	(21%	)	186,637	14%		(185%	)
Financial inclusion and applied technologies	702,953	94%		786,928	60%		(11%	)
Subtotal: Operating segments	1,087,843	146%		1,781,247	135%		(39%	)
Corporate/Eliminations	(339,480)	(46%	)	(459,696)	(35%	)	(26%	)
Consolidated operating income	748,363	100%		1,321,551	100%		(43%	)

South African transaction processing

In ZAR, the increase in revenue from our South African transaction processing segment was primarily due to higher EPE related fee and transaction revenue and increased inter-segment transaction processing activities, partially offset by a decline in the number of social welfare grants distributed. The March 2018 Constitutional Court order extended our grant distribution service only for grant recipients that are paid at cash pay-points and, therefore, on April 1, 2018, we introduced a monthly fee to recipients who continued to utilize the SASSA Grindrod card that was issued to them under our 2012 SASSA contract. For additional information refer to “—Developments During Fiscal 2018—CPS and SASSA Contract Termination”.

Our operating income margin decreased as a result of the fees earned from SASSA and grant recipients on current pricing terms not being sufficient to cover CPS’ fixed cost to maintain the majority of its cash pay-points, as well as increases in goods and services purchased from third parties and annual salary increases granted to our South African employees. During fiscal 2018, we also recognized a $1.1 million impairment loss related to goodwill allocated to a business that ceased trading during the year. Operating income margin in our South African transaction processing segment for fiscal 2018 and 2017 was 16.0% and 23.8%, respectively.

International transaction-based activities

Segment revenue was higher during fiscal 2018 due to an increase in processing activities, particularly related to Masterpayment’s cryptocurrency processing launched in December 2017, partially offset by the ongoing impact of regulatory changes in South Korea on KSNET’s revenue. Operating income during fiscal 2018 was lower due to an impairment loss of $19.9 million, an increase in our allowance for doubtful working capital finance receivable of $7.8 million and a decrease in profitability at KSNET, partially offset by an ad hoc refund of indirect taxes of $2.5 million in Korea. Operating income during fiscal 2017 was lower due to an allowance for doubtful working capital finance receivable of $3.8 million and a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation in Korea that was finalized.

Operating income margin for fiscal 2018 and 2017 was (6.9%) and 7.8%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables, the impairment loss and the indirect taxes refund received, segment operating income and margin for fiscal 2018 were $13.7 million and 7.6%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables and the refund received, segment operating income and margin for fiscal 2017 were $16.7 million and 9.4% respectively.

Financial inclusion and applied technologies

Segment revenue decreased primarily due to fewer prepaid airtime and other value added service sales and lower lending fees, partially offset by the introduction of monthly account fees to our card holders, increased volume from our insurance business and an increase in inter-segment revenues. For additional information regarding the introduction of the monthly account fees, refer to “—Developments During Fiscal 2018—CPS and SASSA Contract Termination”.

Operating income was also impacted by an increase in the allowance for doubtful finance loans receivable due to the increase in our lending book and higher risks associated with the transition to the new social grant payment arrangements.

Operating income margin for the Financial inclusion and applied technologies segment for fiscal 2018 and 2017 was 25.0% and 24.5%, respectively, and was impacted by fewer low margin prepaid product sales, increased revenue from our insurance business, the introduction of a monthly account fee and an increase in inter-segment revenues, partially offset by annual salary increases granted to our South African employees and inflation cost pressures.

Corporate/ Eliminations

Our corporate expenses have decreased primarily due to lower executive compensation, fewer transaction-related expenditures and a $0.5 million profit related to the sale of XeoHealth, partially offset by a $4.6 million non-cash loss on remeasurement of the previously held equity interest in DNI, higher stock-based compensation charges (net of reversals), additional directors’ fees and a modest increase in U.S. dollar denominated goods and services purchased from third parties. Our corporate expenses for fiscal 2017, included an $8.0 million separation payment made to our former chief executive officer and a $1.9 million reversal of stock-based compensation charges.

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
•

Lower tax impact of dividends from South African subsidiary in fiscal 2017 compared with 2016: There were fewer distributions from our South African subsidiary during fiscal 2017, and our tax expense includes approximately $1.5 million related to the tax impact, including withholding taxes, resulting from these distributions. Our income tax expense for fiscal 2016 includes approximately $6.2 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 8	(U.S. GAAP)
	Year ended June 30,
	2017	2016	%
	$ ’000	$ ’000	change
Revenue	610,066	590,749	3%
Cost of goods sold, IT processing, servicing and support	292,383	290,101	1%
Selling, general and administration	179,262	145,886	23%
Depreciation and amortization	41,378	40,394	2%
Operating income	97,043	114,368	(15%	)
Interest income	20,897	15,292	37%
Interest expense	3,484	3,423	2%
Income before income tax expense	114,456	126,237	(9%	)
Income tax expense	42,472	42,080	1%
Net income before earnings from equity-accounted investments	71,984	84,157	(14%	)
Earnings from equity-accounted investments	2,664	639	317%
Net income	74,648	84,796	(12%	)
Less net income attributable to non-controlling interest	1,694	2,342	(28%	)
Net income attributable to us	72,954	82,454	(12%	)

	In South African Rand
Table 9	(U.S. GAAP)
	Year ended June 30,
	2017	2016
	ZAR	ZAR	%
	’000	’000	change
Revenue	8,308,001	8,497,452	(2%	)
Cost of goods sold, IT processing, servicing and support	3,981,730	4,172,870	(5%	)
Selling, general and administration	2,441,226	2,098,453	16%
Depreciation and amortization	563,493	581,036	(3%	)
Operating income	1,321,552	1,645,093	(20%	)
Interest income	284,580	219,963	29%
Interest expense	47,446	49,237	(4%	)
Income before income tax expense	1,558,686	1,815,819	(14%	)
Income tax expense	578,392	605,287	(4%	)
Net income before earnings from equity-accounted investments	980,294	1,210,532	(19%	)
Earnings from equity-accounted investments	36,279	9,192	295%
Net income	1,016,573	1,219,724	(17%	)
Less net income attributable to non-controlling interest	23,069	33,688	(32%	)
Net income attributable to us	993,504	1,186,036	(16%	)

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

Our operating income margin for fiscal 2017 and 2016 was 15.9% and 19.4%, respectively. Our fiscal 2017 margin was 17.5% excluding the $8.0 million separation payment to our former chief executive officer, the $3.8 million allowance for doubtful finance loans receivable and the $1.8 million stock-based compensation reversal. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to the separation payment to our former chief executive officer and higher cost of goods sold, IT processing, servicing and support referred to above, and partially offset by a decrease in depreciation expenses.

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

Fiscal 2017 tax expense was $42.5 million (ZAR 578.4 million) compared to $42.1 million (ZAR 605.3 million) in fiscal 2016. Our effective tax rate for fiscal 2017, was 37.1% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact attributable to distributions from our South African subsidiary. Our effective tax rate for fiscal 2016, was 33.3% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $6.2 million attributable to distributions from our South African subsidiary.

Earnings from equity-accounted investments for fiscal 2017 have increased primarily due to the inclusion of our portion of Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 10	In United States Dollars (U.S. GAAP)
	Year ended June 30,
	2017	% of		2016	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	249,144	41%		212,574	36%		17%
International transaction processing	176,729	29%		169,807	29%		4%
Financial inclusion and applied technologies	235,901	39%		249,403	42%		(5%	)
Subtotal: Operating segments	661,774	109%		631,784	107%		5%
Intersegment eliminations	(51,708)	(9%	)	(41,035)	(7%	)	26%
Consolidated revenue	610,066	100%		590,749	100%		3%
Operating income (loss):
South African transaction processing	59,309	61%		51,386	45%		15%
International transaction processing	13,705	14%		23,389	20%		(41%	)
Financial inclusion and applied technologies	57,785	60%		54,999	48%		5%
Subtotal: Operating segments	130,799	135%		129,774	113%		1%
Corporate/Eliminations	(33,756)	(35%	)	(15,406)	(13%	)	119%
Consolidated operating income	97,043	100%		114,368	100%		(15%	)

Table 11	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2017			2016
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	3,392,893	41%		3,057,707	36%		11%
International transaction processing	2,406,731	29%		2,442,538	29%		(1%	)
Financial inclusion and applied technologies	3,212,547	39%		3,587,463	42%		(10%	)
Subtotal: Operating segments	9,012,171	109%		9,087,708	107%		(1%	)
Intersegment eliminations	(704,170)	(9%	)	(590,256)	(7%	)	19%
Consolidated revenue	8,308,001	100%		8,497,452	100%		(2%	)
Operating income (loss):
South African transaction processing	807,682	61%		739,147	45%		9%
International transaction processing	186,637	14%		336,432	20%		(45%	)
Financial inclusion and applied technologies	786,928	60%		791,117	48%		(1%	)
Subtotal: Operating segments	1,781,247	135%		1,866,696	113%		(5%	)
Corporate/Eliminations	(459,696)	(35%	)	(221,603)	(13%	)	107%
Consolidated operating income	1,321,551	100%		1,645,093	100%		(20%	)

South African transaction processing

In ZAR, the increase in revenue and operating income from our South African transaction processing segment was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities, and a modest increase in the number of social welfare grants distributed.

Operating income margin in our South African transaction processing segment for fiscal 2017 and 2016 was 23.8% and 24.2%, respectively. Our fiscal 2017 margin includes higher EPE revenue as a result of increased ATM transactions, an increase in inter-segment transaction processing activities, an increase in the number of beneficiaries paid in fiscal 2017 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System, which was partially offset by annual salary increases granted to our South African employees.

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

Operating income margin in our International transaction processing segment for fiscal 2017 and 2016, was 7.8% and 13.8%, respectively.

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

Operating income margin from our Financial inclusion and applied technologies segment was 24.5% and 22.1%, during fiscal 2017 and 2016, respectively, and has increased primarily due to improved revenues from our lending and insurance businesses and an increase in inter-segment revenues and fewer low margin prepaid product sales, offset by fewer ad hoc terminal sales and annual salary increases granted to our South African employees.

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

Liquidity and Capital Resources

At June 30, 2018, our cash and cash equivalents were $90.1 million and comprised mainly ZAR-denominated balances of ZAR 648.8 million ($47.3 million), KRW-denominated balances of KRW 32.8 billion ($29.5 million), U.S. dollar-denominated balances of $6.3 million, and other currency deposits, primarily Botswana pula, of $7.0 million, all amounts translated at exchange rates applicable as of June 30, 2018. The decrease in our cash balances from June 30, 2017, was primarily due to our investments in DNI, Bank Frick, Cell C and a $9 million listed note, scheduled repayments of our South African long-term debt, unscheduled repayment of our Korean debt in full, repayment of our short-term facilities, growth in our South African lending book, and capital expenditures, which was partially offset by cash generated by our core businesses and a new South Africa long-term facility.

Based on information available at the time of this report, we believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters.

We generally invest surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in U.S. dollar denominated money market accounts. We invest surplus cash in Korea in short-term investment accounts at Korean banking institutions.

Historically, we have financed most of our operations, research and development, working capital, and capital expenditures, as well as acquisitions and strategic investments, through internally generated cash and our credit facilities. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. For instance, in fiscal 2018, we obtained loan facilities from South African banks to fund a portion of our investments in Cell C and DNI as well as a portion of our working capital requirements. Refer to Notes 12 and 14 to our consolidated financial statements for the year ended June 30, 2018, for additional information related to these loan facilities.

We have a short-term South African credit facility with Nedbank of ZAR 400 million ($29.2 million), which consists of (i) a primary amount of up to ZAR 200 million, and (ii) a secondary amount of up to ZAR 200 million. The primary amount is comprised of an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. As of June 30, 2018, the interest rate on the overdraft facility was 8.85% . As of June 30, 2018, we had used none of the overdraft and ZAR 108.0 million ($7.9 million, translated at exchange rates applicable as of June 30, 2018) of the indirect and derivative facilities to support guarantees issued by Nedbank to various third parties on our behalf.

We have a short-term U.S. dollar-denominated overdraft credit facility with Bank Frick of $10.0 million. As of June 30, 2018, we had not utilized this facility. The interest rate on the facility is 4.50% plus the 3-month U.S. dollar LIBOR and interest is payable on a quarterly basis. The 3-month U.S. dollar LIBOR rate was 2.31175% on June 29, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice.

As of June 30, 2018, we had outstanding long-term debt, net of deferred fees, of ZAR 680.1 million (approximately $49.5 million translated at exchange rates applicable as of June 30, 2018) under our South African facilities. Interest due on the facility is based on the Johannesburg Interbank Agreed Rate, or JIBAR, in effect from time to time plus a margin of (i) 2.25% for the Facility A loan, (ii) 3.5% for the Facility B loan, (iii) 2.25% for the Facility C loan and (iv) 2.75% for the Facility D loan. The JIBAR rate has been set at 6.96% for the period to September 29, 2018. Principal repayments on the outstanding Facility A and Facility B loans are due in four quarterly installments of ZAR 125.0 million each commencing September 29, 2018. Principal repayment on the Facility C loan is to be determined by the Lenders based on the date of the repayment of any borrowings under the Facility A loan. Principal repayments on the Facility D loan are due in seven quarterly installments, of ZAR 26.3 million each, commencing on September 29, 2018. Voluntary prepayments are permitted without early repayment fees or penalties.

On June 28, 2018, DNI entered into a Revolving Credit Facility Agreement under which DNI obtained a ZAR 200.0 million revolving credit facility with a term of three years to June 2021 to finance the acquisition and/or requisition of telecommunication towers. We had not utilized the revolving credit facility as of June 30, 2018.

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

In addition, as a transaction processor, we receive cash from:

•     customers on whose behalf we process off-payroll payments that we will disburse to customer employees, payroll-related payees and other payees designated by the customer; and

•     credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet in South Korea and through Transact24 that are our customers and on whose behalf we process the transactions between various parties and settle the funds from the credit card companies to our merchant customers.

These funds do not represent cash that is available to us and we present these funds, and the associated liability, outside of our current assets and liabilities on our consolidated balance sheet. Movements in these cash balances are presented in investing activities and movements in the obligations are presented in financing activities in our consolidated statement of cash flows.

Cash flows from operating activities

Cash flows from operating activities for fiscal 2018 increased to $132.6 million (ZAR 1.7 billion) from $97.2 million (ZAR 1.3 billion) for fiscal 2017. Excluding the impact of interest received, interest paid on our Korean and South Africa debt and taxes presented in the table below, the increase relates primarily to the receipt of certain working capital loans outstanding, offset partially by the expansion of our South African lending book and weaker trading activity during fiscal 2018 compared to 2017. During fiscal 2018, we paid interest of $7.2 million and $0.4 million, respectively, under our South African and South Korean debt facilities.

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

During fiscal 2018, we made a first provisional tax payment of $17.7 million (ZAR 231.2 million) and a second provisional tax payment of $17.0 million (ZAR 225.9 million) related to our 2018 tax year in South Africa. We also paid taxes totaling $4.9 million in other tax jurisdictions, primarily South Korea.

During fiscal 2017, we made a first provisional tax payment of $18.2 million (ZAR 252.0 million) and a second provisional tax payment of $17.2 million (ZAR 221.7 million) related to our 2017 tax year in South Africa. We paid dividend withholding taxes of $1.5 million (ZAR 21.3 million). We also paid taxes totaling $8.1 million in other tax jurisdictions, primarily South Korea.

Taxes paid during fiscal 2018, 2017 and 2016 were as follows:

Table 12	Year ended June 30,
	2018	2017	2016	2018	2017	2016
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000

First provisional payments	17,739	18,192	15,956	231,200	251,968	239,939
Second provisional payments	17,008	17,197	13,733	225,887	221,734	207,329
Taxation paid related to prior years	1,859	1,624	3,436	24,432	22,365	46,840
Taxation refunds received	(430)	(1,414)	(176)	(5,480)	(19,481)	(2,402)
Dividend withholding taxation	-	1,471	4,183	-	21,300	60,000
Total South African	36,176	37,070	37,132	476,039	497,886	551,706
Foreign, primarily South Korea	4,889	8,095	4,991	63,261	109,800	74,844
Total tax paid	41,065	45,165	42,123	539,300	607,686	626,550

We expect to pay additional second provisional payments in South Africa of approximately $1.4 million (ZAR 19.0 million translated at exchange rates applicable as of June 30, 2018) related to our 2018 tax year in the first quarter of fiscal 2019.

Cash flows from investing activities

During fiscal 2018, we paid approximately $151.0 million (ZAR 2.0 billion) for a 15% interest in Cell C, $88.7 million (ZAR 1.2 billion) for a 55% interest in DNI, $51.9 million for a 35% interest in Bank Frick, and $9.0 million for a 7.625% interest in a listed note. Fiscal 2018 includes capital expenditure of $9.7 million (ZAR 124.7 million), primarily for the acquisition of payment processing terminals in Korea and ATMs in South Africa.

During fiscal 2017, we paid approximately $25.8 million for an approximate 13.5% interest in MobiKwik; provided a $10.0 million loan to Finbond; provided a $2.0 million loan to KZ One and paid approximately $2.9 million and $1.7 million, respectively, net of cash received, to acquire 100% of each of Malta FS and Pros Software’s ordinary shares. Fiscal 2017 includes capital expenditure of $11.2 million (ZAR 152.5 million), primarily for the acquisition of payment processing terminals in Korea. Our Korean capital expenditures have declined due to regulatory changes in South Korea, which prohibit the provision of payment equipment to the majority of merchants.

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

Cash flows from financing activities

During fiscal 2018, we utilized approximately $113.2 million (ZAR 1.46 billion) of our South African facility to partially fund our investments in Cell C and DNI and utilized approximately $0.3 million of our Korean facility to pay a portion of our quarterly interest due. We made accumulated scheduled South African debt facility payments of $60.5 million (ZAR 776.3 million) and made a $16.6 million payment to settle our outstanding South Korean debt facility in full. We also utilized $44.9 million of our overdraft facilities and repaid $62.9 million of these facilities.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2018:

Table 13	Payments due by Period, as of June 30, 2018 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	53,474	47,446	6,028	-	-
Contingent amount related to DNI investment (B)	29,143	-	29,143	-	-
Operating lease obligations	12,157	5,531	4,662	1,964	-
Capital lease obligations	495	446	49	-	-
Purchase obligations	5,619	5,619	-	-	-
Capital commitments	1,081	1,081	-	-	-
Other long-term obligations (C)(D)	11,358	-	-	-	11,358
Total	113,327	60,123	39,882	1,964	11,358

(A)	– Includes $50.0 million of long-term debt and interest payable at the rate applicable on June 30, 2018, under our South Africa debt facility.
(B)

– Under the amended DNI transaction agreements, we are obliged to pay to DNI an additional amount not exceeding ZAR 400 million ($29.1 million) in cash, subject to DNI achieving certain performance targets. The present value of the ZAR 400 million, or ZAR 373.6 million ($27.2 million), is included in other long-term liabilities on our consolidated balance sheet as of June 30, 2018.

(C)	– Includes policyholder liabilities of $2.2 million related to our insurance business. All amounts translated at exchange rates applicable as of June 30, 2018.
(D)

– We have excluded cross-guarantees in the aggregate amount of $7.9 million issued as of June 30, 2018, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

Capital expenditures for the years ended June 30, 2018, 2017 and 2016 were as follows:

Table 14	Year ended June 30,
	2018	2017	2016	2018	2017	2016
	$	$	$	ZAR	ZAR	ZAR
Operating Segment	’000	’000	’000	’000	’000	’000

South African transaction processing	3,988	2,473	5,101	51,269	33,669	73,374
International transaction processing	4,397	7,745	28,029	56,527	105,446	403,174
Financial inclusion and applied technologies	1,264	977	2,667	16,250	13,302	38,363
Consolidated total	9,649	11,195	35,797	124,046	152,417	514,911

Our capital expenditures for fiscal 2018, 2017 and 2016, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2018, of $1.1 million related mainly to ATMs required to maintain and expand our operations. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2019 will also relate to expanding our operations in South Korea South Africa.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage our exposure to currency exchange, translation, interest rate, customer concentration, credit, and equity price and liquidity risks as discussed below.

Currency Exchange Risk

We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the U.S. dollar and the euro, on the other hand. We had no outstanding foreign exchange contracts as of June 30, 2018 and 2017, respectively.

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

Interest Rate Risk

As a result of our normal borrowing and lending activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. In addition, outstanding indebtedness under our long-term South African debt facilities bear interest at JIBAR, plus a margin which varies from 2.25% to 3.5% . As interest rates, and specifically JIBAR, are outside our control, there can be no assurance that future increases in interest rates, specifically JIBAR, will not adversely affect our results of operations and financial condition. As of June 30, 2018, JIBAR was 6.96% .

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2018, as a result of changes in JIBAR rates. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of JIBAR rates as of June 30, 2018, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2018
Table 15				Estimated annual
	Annual			expected interest
	expected			charge after
	interest	Hypothetical		hypothetical change in
	charge	change in		JIBAR
	($ ’000)	JIBAR		($ ’000)
Interest on South Africa long-term debt	4,836	1%		5,334
		(1%	)	4,338

We generally maintain limited investments in cash equivalents and have occasionally invested in marketable securities. The interest earned on our bank balances and short term cash investments is dependent on the prevailing interest rates in the jurisdictions where our cash reserves are invested.

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

Microlending credit risk

We are exposed to credit risk in our microlending activities, which provide unsecured short-term loans to qualifying customers. We manage this risk by performing an affordability test for each prospective customer and assigning a “creditworthiness score”, which takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

Equity Price and Liquidity Risk

Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. As of June 30, 2018, we did not have any equity securities that were exchange-traded and held as available for sale. Historically, exchange-traded equity securities held as available for sale were expected to be held for an extended period of time and we were not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

The market price of these exchange-traded equity securities may fluctuate for a variety of reasons and, consequently, the amount we may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

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

We have invested in approximately 28.5% of the issued share capital of Finbond which are exchange-traded equity securities, however, from April 1, 2016, we have accounted for them using the equity method. The fair value of these securities as of June 30, 2018, represented approximately 6% of our total assets, including these securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-72 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to the material weakness in internal control over financial reporting as described below.

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and our chief financial officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management’s Report on Internal Control Over Financial Reporting

Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation and as described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2018. As permitted by the rules of the SEC, management has excluded DNI from its evaluation for the year ended June 30, 2018, the year of acquisition. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, excluding DNI. As of June 30, 2018, DNI’s total assets, including acquired intangible assets, represented approximately 22% of our consolidated total assets and approximately 6% of consolidated total current assets. We completed the acquisition of our majority interest in DNI on June 28, 2018 and, accordingly, we began consolidating DNI on June 30, 2018. Therefore, the consolidation of DNI did not have an impact on our consolidated statement of operations for the year ended June 30, 2018, except to the extent of equity accounted earnings, including the amortization of intangibles assets, net of deferred taxes of $7.0 million.

In their audit report, Deloitte & Touche (South Africa) identified a material weakness in respect of the internal control related to our recognition of revenue from our SASSA contract during the three months ended June 30, 2018. As discussed in “Item 3—Legal Proceedings—Constitutional Court order regarding extension of contract with SASSA for 12 months,” our SASSA contract was extended by, and is currently subject to the ongoing oversight of, the Constitutional Court. Specifically, Deloitte & Touche (South Africa) concluded that our procedures and controls did not appropriately assess the documentation specific to the provision of cash payment services during the three months ended June 30, 2018, which should have resulted in management concluding that there was no evidence of an arrangement at a fixed and determinable price other than that noted in the Court order extension. Given the unique circumstances of the litigation surrounding this contract, particularly the oversight role adopted by the Court and the role played by other government institutions in determining the price to be paid to us for our provision of cash payment services, the revenue recognition assessment for the three months ended June 30, 2018 was complex. While we were in the process of preparing our financial statements for the year ended June 30, 2018, the legal proceedings remained ongoing with frequent and substantial developments, and we were anticipating an imminent ruling from the Court regarding SASSA’s obligation to pay us. In addition, after the end of our fiscal year and during July and August 2018, our management actively engaged in discussions with our audit committee in regard to the appropriateness of recognizing the cash payment services revenue. Before we submitted our financial statements to our audit committee for approval, Deloitte & Touche (South Africa) advised us of their conclusion that there was no evidence of an arrangement at a fixed and determinable price other than that noted in the Court order extension and that therefore, the revenue in question should not be recognized. Although management has a good faith belief that, prior to the conclusion of our closing process, management would have reached the same conclusion, we concur with Deloitte’s opinion that our internal control over financial reporting was not effective as of June 30, 2018. The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by Deloitte & Touche (South Africa), an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Material Weakness

In the event that we are faced with a similar set of circumstances in the future, we will appoint an independent expert to assist us in determining the appropriate accounting treatment.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As stated above, management has excluded DNI from its evaluation of the effectiveness of internal control over financial reporting for the year ended June 30, 2018, the year of acquisition but continues to evaluate DNI’s internal control over financial reporting. See Item 1A—“Risk Factors— Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price.” for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated September 12, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at DNI-4PL (Pty) Ltd, which was acquired on June 28, 2018 and whose financial statements constitute approximately 22% and 6% of consolidated total assets and current assets, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at DNI-4PL (Pty) Ltd.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

A material weakness in internal control over financial reporting results from the lack of control, which allowed for the misinterpretation and misapplication of Accounting Standards Codification (“ASC”) 605, Revenue, the resulting in revenue for services rendered to be recorded prior to all necessary revenue recognition criteria being met.

Specifically, the company’s procedure and control did not appropriately assess the court order and related documentation specific to the provision of cash payment services, which should have resulted in the Company concluding that there is no evidence of an arrangement at a fixed and determinable price other than that noted in the court order extension.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

September 12, 2018

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients and Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal TP Pillay Consulting *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *KL Hodson Corporate Finance *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2018 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2018 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2018 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2018 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2018 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report

1. Financial Statements

The following financial statements are included on pages F-1 through F-72.

2. Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008
3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009
4.1	Form of common stock certificate		S-1	4.1	June 20, 2005
10.1*	Form of Restricted Stock Agreement		10-K	10.13	August 23, 2012
10.2*	Form of Stock Option Agreement		10-K	10.14	August 23, 2012
10.3*	Form of Restricted Stock Agreement (non- employee directors)		10-K	10.15	August 23, 2012
10.4*	Form of Indemnification Agreement		10-K	10.32	August 25, 2016
10.5*	Form of non-employee director agreement		10-K	10.5	August 24, 2017
10.6*	Amended and Restated 2015 Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 2, 2015
10.7*	Service Agreement between KSNET, Inc. and Phil-Hyun Oh dated October 27, 2017		8-K	10.79	November 1, 2017
10.8*	Service Agreement between Net1 Applied Technologies Korea and Phil-Hyun Oh dated October 27, 2017		8-K	10.80	November 1, 2017
10.9*	Contract of Employment, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.80	March 1, 2018
10.10*	Restrictive Covenants Agreement, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.81	March 1, 2018
10.11*	Employment Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith		8-K	10.82	March 1, 2018

10.12*	Restrictive Covenants Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith	8-K	10.83	March 1, 2018
10.13*	Separation and Release of Claims Agreement, dated May 24, 2017, by and between the Company and Serge C.P. Belamant	8-K	10.61	May 30, 2017
10.14	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited	S-4	10.1	February 3, 2004
10.15	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.	S-4	10.2	February 3, 2004
10.16	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association	S-1	10.12	May 26, 2005
10.17	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.	S-4/A	10.8	April 21, 2004
10.18	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards	S-4/A	10.10	April 21, 2004
10.19	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited	S-1	10.18	May 26, 2005
10.20	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited	S-1/A	10.16	July 19, 2005
10.21	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited	S-1	10.19	May 26, 2005
10.22	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited	S-1/A	10.19	July 19, 2005
10.23	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited	S-1/A	10.20	July 19, 2005
10.24	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA	8-K	99.1	February 6, 2012
10.25	Service Level Agreement dated February 3, 2012 between CPS and SASSA	8-K	99.2	February 6, 2012
10.26	Addendum dated March 31, 2017, to the Contract and related Service Level Agreement for the Payment of Social Grants dated February 3, 2012 between South African Social Security Agency and Cash Paymaster Services (Pty) Ltd.	8-K	10.59	March 31, 2017
10.27	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013	10-Q	10.25	May 9, 2013
10.28	Addendum to the Lease Agreement made and entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated November 18, 2016	10-Q	10-60	May 4, 2017

10.29	Proposed Agreement of Lease between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa Limited dated October 12, 2017	10-Q	10.79	February 8, 2018
10.30	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.25	December 10, 2013
10.31	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.26	December 10, 2013
10.33	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013	8-K	10.27	December 19, 2013
10.34	Letter from Nedbank Limited to Net1 Applied Technologies South Africa Proprietary Limited and certain of its subsidiaries, dated December 7, 2016	8-K	10.50	December 9, 2016
10.35	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	10-Q	10.28	February 6, 2014
10.36	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	10-Q	10.29	February 6, 2014
10.37	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.30	March 18, 2014
10.38	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.31	March 18, 2014
10.39	Subscription and Sale of Shares Agreement dated August 27, 2014, between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Cash Paymaster Services (Proprietary) Ltd	10-Q	10.29	November 6, 2014
10.40	Subscription Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.31	April 12, 2016

10.41	Policy Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.32	April 12, 2016
10.42	Subscription Agreement, dated October 4, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.33	October 6, 2016
10.43	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.34	October 6, 2016
10.44	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.35	October 6, 2016
10.45	First Addendum to Subscription Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa (Pty) Ltd and Blue Label Telecoms Limited	8-K	10.36	October 25, 2016
10.46	Common Terms Agreement, dated October 20, 2016, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.37	October 25, 2016
10.47	Senior Facility A Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.38	October 25, 2016
10.48	Senior Facility B Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.39	October 25, 2016
10.49	Senior Facility C Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.40	October 25, 2016
10.50	Subordination Agreement, dated October 20, 2016, among Net1 Applied Technologies South Africa Proprietary Limited, Net1 UEPS Technologies, Inc., the persons listed in Schedule 1 thereto, the persons listed in Schedule 2 thereto, the persons listed in Schedule 3 thereto and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.41	October 25, 2016
10.51	Security Cession & Pledge, dated October 20, 2016, given by Net1 Applied Technologies South Africa Proprietary Limited in favor of FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division), and each of the other secured creditors set forth therein.	8-K	10.42	October 25, 2016
10.52	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.43	November 4, 2016

10.53	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.44	November 4, 2016
10.54	Amended and Restated Subscription Agreement, dated November 16, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.45	November 18, 2016
10.55	Amendment Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated November 15, 2016	8-K	10.46	November 18, 2016
10.56	Bank Guarantee issued by FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) in favor of Blue Label Telecoms Limited, dated November 15, 2016	8-K	10.47	November 18, 2016
10.57	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.48	November 18, 2016
10.58	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.49	November 18, 2016
10.59	First Addendum to Amended and Restated Subscription Agreement, dated February 28, 2017, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.50	March 2, 2017
10.60	Amendment Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited to Net1 Applied Technologies South Africa Proprietary Limited, dated February 28, 2017	8-K	10.51	March 2, 2017
10.61	Side Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated February 28, 2017	8-K	10.52	March 2, 2017
10.62	Bank Guarantee issued by FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) in favor of Blue Label Telecoms Limited, dated February 28, 2017	8-K	10.53	March 2, 2017
10.63	First Amendment and Restatement Agreement, dated March 15, 2017, by and among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.54	March 20, 2017
10.64	Amended and Restated Common Terms Agreement, dated October 20, 2016, as amended and restated on March 15, 2017, by and among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.55	March 20, 2017

10.65	Senior Facility A Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.56	March 20, 2017
10.66	Senior Facility B Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.57	March 20, 2017
10.67	Senior Facility C Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.58	March 20, 2017
10.68	Equity Implementation Agreement, dated as of June 19, 2017, by and among 3C Telecommunications Proprietary Limited, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, the parties identified on Schedule 1.1.52 thereto, Albanta Trading 109 Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited.	8-K	10.67	June 26, 2017
10.69	Subscription Agreement, dated as of June 19, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and Cell C Proprietary Limited.	8-K	10.68	June 26, 2017
10.70	Cell C Shareholders Agreement, dated as of June 19, 2017, by and between Albanta Trading 109 Proprietary Limited, the parties identified on Schedule 1.1.55 thereto, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited	8-K	10.69	June 26, 2017
10.71	Additional Subscription Agreement dated June 23, 2017, among Net1 Applied Technologies South Africa Proprietary Limited and AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI ? 4PL Contracts Proprietary Limited	10-K	10.66	August 24, 2017
10.72	Framework Agreement dated June 23, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Peter Kennedy Gain, AJD Holdings, Richmark Holdings Proprietary Limited and DNI ? 4PL Contracts Proprietary Limited	10-K	10.67	August 24, 2017

10.73	Shareholders’ Agreement dated June 23, 2017 among Net1 Applied Technologies South Africa Proprietary Limited, AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-K	10.68	August 24, 2017
10.74	Subscription Agreement dated June 23, 2017 among Net1 Applied Technologies South Africa Proprietary Limited, AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-K	10.69	August 24, 2017
10.75	Memorandum of Incorporation DNI – 4PL Contracts Proprietary Limited	10-K	10.70	August 24, 2017
10.76	Tranche I Subscription Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.	8-K	10.86	March 9, 2018
10.77	Tranche II Subscription Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.	8-K	10.87	March 9, 2018
10.78	Net1 Loan Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.	8-K	10.88	March 9, 2018
10.79	Common Terms Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.70	July 26, 2017
10.80	Senior Facility A Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.71	July 26, 2017
10.81	Senior Facility B Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.72	July 26, 2017

10.82	Senior Facility C Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.73	July 26, 2017
10.83	Subordination Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Schedule 1 thereto, as subordinated creditors, the parties listed in Schedule 2 thereto, as intergroup debtors, the parties listed in Schedule 3 thereto, as senior creditors, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.74	July 26, 2017
10.84	Security Cession & Pledge, dated July 21, 2017, by Net1 Applied Technologies South Africa Proprietary Limited in favor of FirstRand Bank Limited (acting through its Rand Merchant Bank division), as a secured creditor, Nedbank Limited (acting through its Corporate and Investment Banking division), as a secured creditor, and each of the other Secured Creditors (as defined therein).	8-K	10.75	July 26, 2017
10.85	Letter, dated July 26, 2017, to Net1 Applied Technologies South Africa Proprietary Limited from FirstRand Bank Limited (acting through its Rand Merchant Bank division), in its capacity as arranger, original senior lender and facility agent, and Nedbank Limited (acting through its Corporate and Investment Banking division), in its capacity as arranger and original senior lender.	8-K	10.76	July 29, 2017
10.86	Master Implementation and Funds Flow Agreement, dated July 25, 2017, among Net1 Applied Technologies South Africa Proprietary Limited and the other parties listed in Schedule 1 thereto.	8-K	10.77	July 31, 2017
10.87	First Amendment and Restatement Agreement, dated March 9, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.84	March 9, 2018

10.88	Senior Facility D Agreement, dated March 9, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as original lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.85	March 9, 2018
10.89	Revolving Credit Facility Agreement, dated June 28, 2018, among DNI-4PL Contracts Proprietary Limited, as borrower, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender and agent, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.		8-K	10.89	July 5, 2018
10.90	Subordination Agreement, dated June 28, 2018, among the parties listed in Annexure A, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender and agent, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.		8-K	10.90	July 5, 2018
10.91	Shareholder Guarantee, Cession and Pledge Agreement, dated June 28, 2018, among AJD Holdings Proprietary Limited, Richmark Holdings Proprietary Limited, DNI-4PL Contracts Proprietary Limited, as borrower, K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.91	July 5, 2018
10.92	Guarantee, Cession and Pledge Agreement, dated June 28, 2018, among the parties listed in Annexure A, as original cedents, K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.92	July 5, 2018
10.93	Debt Guarantor Management Agreement, dated June 28, 2018, among K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent, DNI-4PL Contracts Proprietary Limited, as borrower, and TMF Corporate Services (South Africa) Proprietary Limited, as administrator.		8-K	10.93	July 5, 2018
10.94	Counter-indemnity Agreement, dated June 28, 2018, between DNI-4PL Contracts Proprietary Limited, as borrower, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.		8-K	10.94	July 5, 2018
12	Statement of Ratio of Earnings to Fixed Charges	X
14	Amended and Restated Code of Ethics		10-K	14	August 28, 2014
21	Subsidiaries of Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer and Director

Date: September 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Christopher S. Seabrooke	Chairman of the Board and Director	September 12, 2018
Christopher S. Seabrooke

/s/ Herman G. Kotzé	Chief Executive Officer and Director (Principal	September 12, 2018
Herman G. Kotzé	Executive Officer)

/s/ Alex M.R. Smith	Chief Financial Officer, Treasurer, Secretary and	September 12, 2018
Alex M.R. Smith	Director (Principal Financial and Accounting Officer)

/s/ Paul Edwards	Director	September 12, 2018
Paul Edwards

/s/ Alfred T. Mockett	Director	September 12, 2018
Alfred T. Mockett

/s/ Alasdair J. K. Pein	Director	September 12, 2018
Alasdair J. K. Pein

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

September 12, 2018

We have served as the Company’s auditor since 2004.

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients and Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal TP Pillay Consulting *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *KL Hodson Corporate Finance *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2018 and 2017

	2018	2017
		(RestatedA)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,054	$258,457
Pre-funded social welfare grants receivable (Note 4)	2,965	2,322
Accounts receivable, net (Note 5)	109,683	111,429
Finance loans receivable, net (Note 5)	62,205	80,177
Inventory (Note 6)	12,887	8,020
Deferred income taxes (Note 2 and Note 19)	-	5,330
Total current assets before settlement assets	277,794	465,735
Settlement assets (Note 2)	149,047	640,455
Total current assets	426,841	1,106,190
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	27,054	39,411
EQUITY-ACCOUNTED INVESTMENTS (Note 9)	88,331	27,862
GOODWILL (Note 10)	283,240	188,833
INTANGIBLE ASSETS, net (Note 10)	131,132	38,764
DEFERRED INCOME TAXES (Note 2 and Note 19)	6,312	-
OTHER LONG-TERM ASSETS (Note 9 and Note 11)	256,380	49,696
TOTAL ASSETS	1,219,290	1,450,756
LIABILITIES
CURRENT LIABILITIES
Short-term facilities (Note 12)	-	16,579
Accounts payable	35,055	15,136
Other payables (Note 13)	47,994	34,799
Current portion of long-term borrowings (Note 14)	44,695	8,738
Income taxes payable	5,742	5,607
Total current liabilities before settlement obligations	133,486	80,859
Settlement obligations (Note 2)	149,047	640,455
Total current liabilities	282,533	721,314
DEFERRED INCOME TAXES (Note 2 and Note 19)	46,606	11,139
LONG-TERM BORROWINGS (Note 14)	5,469	7,501
OTHER LONG-TERM LIABILITIES (Note 3 and Note 11)	38,580	2,795
TOTAL LIABILITIES	373,188	742,749
COMMITMENTS AND CONTINGENCIES (Note 24)
REDEEMABLE COMMON STOCK (Note 1 and Note 15)	107,672	107,672
EQUITY
COMMON STOCK (Note 15)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - 2018: 56,685,925; 2017: 56,369,737	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2018: -; 2017: -	-	-
ADDITIONAL PAID-IN CAPITAL	276,201	273,733
TREASURY SHARES, AT COST: 2018: 24,891,292; 2017: 24,891,292 (Note 15)	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 16)	(159,237)	(162,569)
RETAINED EARNINGS	812,426	773,276
TOTAL NET1 EQUITY	642,519	597,569
NON-CONTROLLING INTEREST	95,911	2,766
TOTAL EQUITY (Note 1)	738,430	600,335
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND
SHAREHOLDERS’ EQUITY	$1,219,290	$1,450,756

(A) Refer to Note 1.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands, except per share data)
REVENUE (Note 17)	$612,889	$610,066	$590,749
Services rendered	538,429	533,279	514,847
Loan-based fees received	54,949	53,894	47,117
Sale of goods	19,511	22,893	28,785
EXPENSE
Cost of goods sold, IT processing, servicing and support	304,536	292,383	290,101
Selling, general and administration	193,003	179,262	145,886
Depreciation and amortization	35,484	41,378	40,394
Impairment Loss (Note 10)	20,917	-	-
OPERATING INCOME	58,949	97,043	114,368
INTEREST INCOME	17,885	20,897	15,292
INTEREST EXPENSE	8,941	3,484	3,423
INCOME BEFORE INCOME TAXES	67,893	114,456	126,237
INCOME TAX EXPENSE (Note 19)	41,353	42,472	42,080
NET INCOME BEFORE EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS	26,540	71,984	84,157
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	11,730	2,664	639
NET INCOME	38,270	74,648	84,796
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(880)	1,694	2,342
NET INCOME ATTRIBUTABLE TO NET1	$39,150	$72,954	$82,454
Net income per share, in United States dollars: (Note 20)
Basic earnings attributable to Net1 shareholders	0.69	1.34	1.72
Diluted earnings attributable to Net1 shareholders	0.69	1.33	1.71

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)

NET INCOME	$38,270	$74,648	$84,796

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized income on asset available for sale, net of tax (Note 16)	25,199	-	692
Movement in foreign currency translation reserve	(19,539)	30,466	(49,941)
Movement in foreign currency translation reserve related to
equity-accounted investments	(2,426)	(2,697)	-
Release of gain on asset available for sale, net of taxes (Note 16)	-	-	(1,732)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,234	27,769	(50,981)

COMPREHENSIVE INCOME	41,504	102,417	33,815
Add (Less) comprehensive income attributable to non- controlling interest	978	(2,332)	(1,880)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NET1	$42,482	$100,085	$31,935

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2016 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated				Redeemable
	Number		of		Number of	Additional		other	Total	Non-		common
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	controlling		stock
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total	(Note 1)
Balance - July 1, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$658	$478,785	$-
Issue of common stock that is redeemable for cash or other assets (Note 15)	9,984,311	10			9,984,311				10		-	107,682
Repurchase of common stock (Note 15)			(2,426,704)	(27,107)	(2,426,704)				(27,107)		(27,107)
Restricted stock granted (Note 18)	319,492				319,492				-		-
Exercise of stock option (Note 18)	323,645				323,645	3,762			3,762		3,762
Stock-based compensation charge (Note 18)						3,598			3,598		3,598
Income tax benefit from vested stock awards						67			67		67
Acquisition of non-controlling interest (Note 3 and Note 15)						(1,308)			(1,308)	(37)	(1,345)
Transact24 acquisition (Note 3)	391,645				391,645	3,963			3,963		3,963
Net income							82,454		82,454	2,342	84,796
Other comprehensive loss (Note 16)								(50,519)	(50,519)	(462)	(50,981)
Balance - June 30, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$2,501	$495,548	$107,672

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2017 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated				Redeemable
	Number		of		Number of	Additional		other	Total	Non-		common
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	controlling		stock
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total	(Note 1)
Balance – July 1, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$2,501	$495,548	$107,672
Sale of common stock (Note 15)	5,000,000	5			5,000,000	44,995			45,000		45,000
Repurchase of common stock (Note 15)			(4,407,360)	(45,324)	(4,407,360)				(45,324)		(45,324)
Restricted stock granted (Note 18)	389,587				389,587				-		-
Exercise of stock option (Note 18)	321,026	1			321,026	2,878			2,879		2,879
Stock-based compensation charge (Note 18)						3,905			3,905		3,905
Reversal of stock compensation charge (Note 18)	(205,470)				(205,470)	(1,923)			(1,923)		(1,923)
Utilization of APIC pool related to vested restricted stock						(189)			(189)		(189)
Dividends paid to non-controlling interest									-	(2,067)	(2,067)
Stock based-compensation charge related to equity-accounted investment (Note 9)						89			89		89
Net income							72,954		72,954	1,694	74,648
Other comprehensive income (Note 16)								27,131	27,131	638	27,769
Balance – June 30, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2018 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated				Redeemable
	Number		of		Number of	Additional		other	Total	Non-		common
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	controlling		stock
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total	(Note 1)

Balance - July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672
Restricted stock granted (Note 18)	618,411				618,411				-		-
Stock-based compensation charge (Note 18)						2,656			2,656		2,656
Reversal of stock compensation charge (Note 18)	(302,223)				(302,223)	(49)			(49)		(49)
Reversal of stock based- compensation charge related to equity-accounted investment (Note 9)						(139)			(139)		(139)
Acquisition of DNI (Note 3)									-	94,123	94,123
Net income							39,150		39,150	(880)	38,270
Other comprehensive income (Note 16)								3,332	3,332	(98)	3,234
Balance - June 30, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$812,426	$(159,237)	$642,519	$95,911	$738,430	$107,672

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,270	$74,648	$84,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,484	41,378	40,394
Earnings from equity-accounted investments (Note 9)	(11,730)	(2,664)	(639)
Interest on Cedar Cellular note (Note 9)	(769)	-	-
Fair value adjustment	(212)	(300)	519
Interest payable	(146)	20	1,829
Facility fee amortized	589	1,326	138
Gain on release from accumulated other comprehensive income (Note 7)	-	-	(2,176)
Loss (Gain) on fair value of DNI and Transact24 (Note 3)	4,614	-	(1,909)
Loss (Profit) on disposal of property, plant and equipment	40	(639)	(286)
Profit on disposal of business	(463)	-	-
Stock compensation charge, net of forfeitures (Note 18)	2,607	1,982	3,598
Dividends received from equity accounted investments	4,111	1,187	-
Impairment loss (Note 10)	20,917	-	-
Decrease (Increase) in accounts and finance loans receivable, and pre-funded grants receivable	31,390	(15,767)	(3,401)
(Increase) Decrease in inventory	(2,521)	3,025	1,001
Increase (Decrease) in accounts payable and other payables	10,595	(6,461)	(7,840)
Increase (Decrease) in taxes payable	1,137	(354)	763
Decrease in deferred taxes	(1,308)	(220)	(235)
Net cash provided by operating activities	132,605	97,161	116,552
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,649)	(11,195)	(35,797)
Proceeds from disposal of property, plant and equipment	658	1,592	1,349
Investment in Cell C (Note 9)	(151,003)	-	-
Investment in equity of equity-accounted investments (Note 9)	(133,335)	-	-
Loans to equity-accounted investments (Note 9)	(10,635)	(12,044)	-
Repayment of loans by equity-accounted investments (Note 9)	9,180	-	-
Acquisition of held to maturity investment (Note 9)	(9,000)	-	-
Acquisitions, net of cash acquired (Note 3)	(6,202)	(4,651)	(15,767)
Investment in MobiKwik (Note 9)	-	(25,835)	-
Acquisition of available for sale securities	-	-	(8,900)
Other investing activities, net	(361)	-	(5)
Net change in settlement assets (Note 2)	490,795	(61,938)	53,364
Net cash provided by (used in) investing activities	180,448	(114,071)	(5,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings utilized (Note 14)	113,157	800	2,107
Repayment of long-term borrowings (Note 14)	(77,062)	(37,318)	(8,716)
Repayment of bank overdraft (Note 12)	(62,925)	-	-
Proceeds from bank overdraft (Note 12)	44,900	16,176	-
Payment of guarantee fee (Note 14)	(754)	(1,145)	-
Proceeds from issue of common stock (Note 15 and Note 18)	-	47,879	111,444
Acquisition of treasury stock (Note 15)	-	(45,794)	(26,637)
Dividends paid to non-controlling interest	-	(2,067)	-
Acquisition of interests in non-controlling interests (Note 15)	-	-	(11,189)
Net change in settlement obligations (Note 2)	(490,795)	61,938	(53,364)
Net cash (used in) provided by financing activities	(473,479)	40,469	13,645
Effect of exchange rate changes on cash	(7,977)	11,254	(18,380)
Net (decrease) increase in cash, cash equivalents and restricted cash	(168,403)	34,813	106,061
Cash, cash equivalents and restricted cash – beginning of year	258,457	223,644	117,583
Cash, cash equivalents and restricted cash – end of year	$90,054	$258,457	$223,644

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides payment solutions and transaction processing services across a wide range of industries and in various geographies. It has developed and markets a smart-card based alternative payment system for the unbanked and under-banked populations of developing economies. Its universal electronic payment system (“UEPS”) uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing and financial solutions. The Company’s technology is widely used in South Africa today, where it distributes welfare payments to recipient cardholders in South Africa, provides financial services, processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa, processes third-party and associated payroll payments for employees and provides mobile telephone top-up transactions for the major South African mobile carriers. The Company recently acquired DNI-4PL Proprietary Limited (“DNI”), the leading distributor of mobile subscriber starter packs for Cell C (Pty) Ltd (“Cell C”) in South Africa. Through KSNET, the Company offers card processing, payment gateway (“PG”) and banking value-added network services (“VAN”) in South Korea. The Company has card issuing and acquiring capabilities through Transact24 in Hong Kong and provides value added payment services to online retailers across Europe through Masterpayment in Germany. The Company leverages its strategic equity investments in Finbond Group Limited (“Finbond”) and Bank Frick & Co. AG (“Bank Frick”) (both regulated banks), and Cell C to introduce products to new customers and geographies.

Basis of presentation

The accompanying consolidated financial statements include subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassification of redeemable common stock outside of permanent equity

During the three months ended December 31, 2017, the Company reclassified redeemable common stock out of total equity because redeemable common stock is required to be presented outside of permanent equity. The Company has restated these amounts in its consolidated balance sheet as at June 30, 2017, and each of the consolidated statement of changes in equity for the years ended June 30, 2018, 2017 and 2016. The reclassification resulted in a decrease in total equity by approximately $107.7 million and an increase in redeemable common stock, presented outside of permanent equity, of approximately $107.7 million. This reclassification had no impact on the Company’s previously reported consolidated income, comprehensive income or cash flows.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated as a result of these requirements during the years ended June 30, 2018, 2017 and 2016.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
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

Allowance for doubtful accounts receivable

Allowance for doubtful finance loans receivable

The Company regularly reviews the ageing of outstanding amounts due from borrowers and adjusts the allowance based on management’s estimate of the recoverability of the finance loans receivable. The Company writes off microlending finance loans receivable and related service fees if a borrower is in arrears with repayments for more than three months or dies. The Company writes off working capital finance receivables and related fees when it is evident that reasonable recovery procedures, including where deemed necessary, formal legal action, have failed.

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

Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis and includes transport and handling costs.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
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

Equity-accounted investments

The Company uses the equity method to account for investments in companies when it has significant influence but not control over the operations of the company. Under the equity method, the Company initially records the investment at cost and thereafter adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted company’s net income or loss. In addition, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee is added to the current basis of the Company’s previously held interest and the equity method would be applied subsequently from the date on which the Company obtains the ability to exercise significant influence over the investee.

Any unrealized holding gains or losses in accumulated other comprehensive income related to an available for sale security that is subsequently required to be accounted for utilizing the equity method are recognized in earnings as of the date on which the investment qualifies for the equity method. The Company does not recognize cumulative losses in excess of its investment or loans in an equity-accounted investment except if it has an obligation to provide additional financial support. Dividends received from an equity-accounted investment reduce the carrying value of the Company’s investment. The Company reviews its equity-accounted investments for impairment whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.

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
for the years ended June 30, 2018, 2017 and 2016
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

Debt and equity securities

The Company is required to classify all applicable debt and equity securities as either trading securities, available-for-sale or held to maturity upon investment in the security. All other equity securities do not have readily determinable fair values and therefore are carried using the cost method of accounting.

Trading

Debt and equity securities acquired by the Company which it intends to sell in the short-term are classified as trading securities and are initially measured at fair value. These securities are subsequently measured at fair value and realized and unrealized gains and losses from these trading securities are included in the Company’s consolidated statement of operations. Classification of a security as a trading security is not precluded simply because the Company does not intend to sell the security in the short term. The Company had no trading securities as of June 30, 2018 and 2017, respectively.

Available for sale

Debt and equity securities acquired by the Company that have readily determinable fair values are classified as available for sale if the Company has not classified them as trading securities or if it does not have the ability or positive intent to hold the security until maturity. The Company is required to make an election to account for these securities as available for sale. These available for sale securities are initially measured at fair value. These securities are subsequently measured at fair value with unrealized gains and losses from available for sale investments in debt and equity securities reported as a separate component of accumulated other comprehensive income, net of deferred income taxes, in shareholders’ equity. The Company had an available for sale security as of June 30, 2018, refer to Note 9, and had no available for sale securities as of June 30, 2017.

Held to maturity

Debt securities acquired by the Company which it has the ability and the positive intent to hold to maturity are classified as held to maturity securities. The Company is required to make an election to classify these securities as held to maturity and these securities are carried at amortized cost. The amortized cost of held to maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest received from the held to maturity security together with this amortization is included in interest income in the Company’s consolidated statement of operations. The Company had a held to maturity security as of June 30, 2018, refer to Note 9, and had no held to maturity securities as of June 30, 2017.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt and equity securities (continued)

Impairment

The Company’s available for sale and held to maturity securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value.

In evaluating whether a decline in value of an equity security is other-than-temporary, the Company considers several factors including, but not limited to the following: (i) the extent and the duration of the decline; (ii) the reasons for the decline in value (i.e. credit event, currency or interest-rate related); and (iii) the financial condition of and near term-prospects of the issuer of the security. When it is determined that a decline in value of an equity securities is other-than-temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings.

With regard to available for sale and held to maturity debt securities, the Company considers (i) the ability and intent to hold the debt security for a period of time to allow for recovery of value (ii) whether it is more likely than not that the Company will be required to sell the debt security; and (iii) whether it expects to recover the entire amortized cost basis of the debt security. The Company records an impairment loss in its consolidated statement of operations representing the difference between the debt securities carrying value and the current fair value as of the date of the impairment if the Company determines that it intends to sell the debt security or if that it is more likely than not that it will be required to sell the debt security before recovery of the amortized cost basis. However, an impairment loss is considered to have occurred if the Company determines that it does not intend to sell the debt security or that it is more likely than not that it will not be required to sell the debt security before the recovery of the amortized cost basis. In this instance, the impairment loss is split between a credit loss and a non-credit loss. The credit loss portion, which is measured as the difference between the debt security’s cost basis and the present value of expected future cash flows, is recognized in the Company’s consolidated statement of operations. The non-credit loss portion, which is measured as the difference between the debt security’s cost basis and its current fair value, is recognized in other comprehensive income, net of applicable taxes.

Policy reserves and liabilities

Reserves for policy benefits and claims payable

The Company determines its reserves for policy benefits under its life insurance products using a model which estimates claims incurred that have not been reported and total present value of disability claims-in-payment at the balance sheet date. This model allows for best estimate assumptions based on experience (where sufficient) plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The best estimate assumptions include (i) mortality and morbidity assumptions reflecting the company’s most recent experience and (ii) claim reporting delays reflecting Company specific and industry experience. Most of the disability claims-in-payment reserve is reinsured and the reported values were based on the reserve held by the relevant reinsurer. The values of matured guaranteed endowments are increased by late payment interest (net of the asset management fee and allowance for tax on investment income).

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
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Reinsurance contracts held (continued)

Reinsurance assets are assessed for impairment at each balance sheet date. If there is reliable objective evidence that amounts due may not be recoverable, the Company reduces the carrying amount of the reinsurance asset to its recoverable amount and recognizes that impairment loss in its consolidated statement of operations.

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

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

Fees

Welfare benefit distribution and South African participating merchants

The Company provides a welfare benefit distribution service in South Africa. Fee income received for these services is recognized in the statement of operations when distributions have been made to the recipient cardholders. With respect to services provided from April 1, 2018, the Company has recorded fee income from these services utilizing the price specified in the original contractual arrangement between the Company and SASSA. The Company has the right to request an increase, from the South African National Treasury, in the price charged under an order of the Constitutional Court of South Africa. The Company has made the appropriate submission to National Treasury and it has provided its recommendation, but this has not yet been ratified by the Constitutional Court.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Fees (continued)

Welfare benefit distribution and South African participating merchants (continued)

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

Fees related to management of card issuance programs and utilization of ATMs

The Company manages card issuance programs and owns ATMs in South Africa from which it generates fee revenue. Fee revenue generated from the provision of a bank account to customers is recognized monthly as charged. Fee revenue generated from card issuance programs includes interchange and other miscellaneous fees, which are recorded when cardholders transact at either a POS or an ATM. Fee revenue generated from the utilization of ATMs includes cash withdrawal, balance enquiry, insufficient funds and other miscellaneous ATM fees which are recorded when an ATM user performs a transaction at an ATM.

Card VAN, banking VAN and payment gateway

Card VAN services consist of services relating to the authorization of credit card transactions, including transmission of transaction details (“authorization service”), and collection of receipts associated with the credit card transactions (“collection service”). With its authorization service, the Company connects credit card companies with merchants online when a customer uses his/her credit card via terminals installed at merchants’ sites and the Company’s central processing server for approval of credit card transactions. Immediately after approval of credit card transactions, the Company transmits details of the transactions to credit card companies online for processing payments. The collection service captures the transaction data and gathers receipts as documented evidence and provides them to credit card companies upon request. The Company earns service fees based on the value and number of transactions processed for credit card companies when services are rendered in accordance with the contracts entered into between credit card companies and the Company. The Company bills for its service charges to credit card companies each month. Each service could be provided either individually or collectively, based on the terms of the contracts.

The Company charges commission fees to credit card companies for the authorization service provided based on the number of approvals transferred or on the value of transactions processed, as appropriate. The right to receive a service fee is due once a credit card transaction has been approved and details of the transaction are transmitted by the Company. Therefore, revenues from the authorization service are recognized when the credit card transactions are authorized and details of the transactions are transmitted. Revenue from the collection service is recognized when the Company collects the receipts and provides them to the card companies.

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
for the years ended June 30, 2018, 2017 and 2016
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

Banking VAN is a division supporting a company’s fund management process (large payment transfers, collections, etc.) by relaying financial transactions between client companies and financial institutions. Financial transactions between two or more business enterprises, or between business enterprises and their customers, are conducted through the transaction-processing network established between the Company and the banks. Revenue from the banking VAN service is recognized when the service is rendered by the Company.

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

Other fees and commissions

The Company provides an automated payment collection service to third parties, for which it charges monthly fees. The Company provides medical-related claims adjudication, reconciliation and settlement services (“medical-related claim service”) to customers, for which it charges fees. The Company provides a payment processing service to merchants for which it charges a transaction fee. All of these fees are recognized in the statement of operations as the underlying services are performed. The Company sells prepaid electricity and recognizes a commission in its statement of operations once the prepaid electricity token has been delivered to the customer.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
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

Research and development expenditure

Research and development expenditure is charged to net income in the period in which it is incurred. During the years ended June 30, 2018, 2017 and 2016, the Company incurred research and development expenditures of $1.8 million, $2.0 million and $2.3 million, respectively.

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
for the years ended June 30, 2018, 2017 and 2016
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

The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2018, 2017 and 2016, using the enacted statutory tax rate in South Africa of 28%.

As of June 30, 2018, the Company intends to permanently reinvest its non-U.S. undistributed earnings of $521.4 million in those non-U.S. jurisdictions. Accordingly, the Company has not recognized a deferred tax liability related to future distributions of these undistributed earnings. It is not practicable for the Company to estimate the amount of unrecognized deferred tax liability because of the complexities of the calculations involved. The Company will be required to record a tax charge if it is no longer able to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

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

Impact of Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), was enacted into law, significantly modifying U.S. federal tax laws. The United States Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 18 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under GAAP tax guidance. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under the GAAP tax guidance is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the GAAP tax guidance on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Refer to Note 19 for additional information regarding the impact of the TCJA on the Company.

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
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in taxation expense in the statement of operations.

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

Recent accounting pronouncements adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires an entity to perform interim and annual assessments of its ability to continue as a going concern within one year of the date that its financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the Company beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements disclosures.

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
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements adopted (continued)

In November 2015, the FASB issued guidance regarding Balance Sheet Classification of Deferred Taxes. This guidance requires that deferred tax liabilities and assets are to be classified as non-current in the statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This guidance is effective for the Company beginning July 1, 2017, and has been applied on a prospective basis. The adoption of this guidance has resulted in the reclassification of current deferred tax assets and liabilities as non-current deferred tax assets and liabilities in the consolidated balance sheet as of June 30, 2018. Prior period current deferred tax assets have not been reclassified as non-current in the consolidated balance sheet as of June 30, 2017.

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

Recent accounting pronouncements not yet adopted as of June 30, 2018

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

The guidance is effective for the Company beginning July 1, 2018. The Company has determined that the adoption of this guidance on July 1, 2018, will not materially impact its financial statements, except for the additional footnote disclosures required. The Company has excluded DNI from this determination because it acquired DNI on June 30, 2018. The Company is currently assessing the impact of this guidance on its financial statements as they pertain to DNI.

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

The Company will recognize a $25.2 million, net of taxation of $7.3 million (refer to Note 16) cumulative-effect adjustment from accumulated other comprehensive loss to retained earnings upon adoption of this guidance on July 1, 2018 related to its Cell C investment. In addition, upon adoption of this guidance on July 1, 2018, the Company will recognize any changes in the fair value of its investments in Cell C, which is carried at fair value, and any changes in One MobiKwik Systems Private Limited (“MobiKwik”), which is carried at cost, through net income.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements not yet adopted as of June 30, 2018 (continued)

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

In June 2016, the FASB issued guidance regarding Classification of Certain Cash Receipts and Cash Payments. The guidance is intended to reduce diversity in practice and explains how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables. This guidance is effective for the Company beginning July 1, 2018, and must be applied retrospectively. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements and related disclosures.

In January 2017, the FASB issued guidance regarding Clarifying the Definition of a Business. This guidance provides a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance is effective for the Company beginning July 1, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements and related disclosures.

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

In May 2017, the FASB issued guidance regarding Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for the Company beginning July 1, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements and related disclosures.

In June 2018, the FASB issued guidance regarding Improvements to Nonemployee Share-Based Payment Accounting. The guidance simplifies the accounting for share-based payments granted to non-employees for goods and services and aligns the guidance for these share-based payments with guidance applicable to accounting for share-based payments granted to employees. The guidance is effective for the Company beginning July 1, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements and related disclosures.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.	ACQUISITIONS

The cash paid, net of cash received related to the Company’s various acquisitions during the years ended June 30, 2018, 2017 and 2016 is summarized in the table below:

	2018	2017	2016
DNI(1)	$6,202	$-	$-
Masterpayment Financial Services Limited (formerly C4U-Malta Limited) (“Malta FS”)	-	2,940	-
Pros Software Proprietary Limited (“Pros Software”)	-	1,711	-
Transact24 Limited (“Transact24”)	-	-	1,666
Masterpayment AG (“Masterpayment”)	-	-	14,101
Total cash paid, net of cash received	$6,202	$4,651	$15,767

(1) – represents the cash paid, net of cash acquired, to acquire a further 6% voting and economic interest, which resulted in the Company obtaining a controlling stake in DNI. As described below, the acquisition of DNI occurred in stages and DNI was accounted for using the equity method until June 30, 2018, being the point at which the Company obtained control over DNI. The total cash paid, net of cash acquired, to obtain a 55% voting and economic interest in DNI was $85.7 million.

2018 acquisition

DNI

The Company accounted for its interest in DNI using the equity method from August 1, 2017, until June 30, 2018, the date upon which it acquired further voting and economic interest in DNI, taking it to ownership of 55%. The transaction actually closed on June 28, 2018, however, for practical purposes the Company has used June 30, 2018, as the date from which it accounted for a controlling stake in DNI. Therefore, from June 30, 2018, the Company has consolidated DNI from June 30, 2018. Refer to Note 9, for additional information regarding DNI’s contribution to the Company’s reported results under the equity method.

On July 27, 2017, the Company subscribed for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945.0 million ($72.0 million) in cash. On March 9, 2018, the Company subscribed for an additional 4,000,000 ordinary A shares in DNI for a subscription price of ZAR 89.3 million ($7.5 million), in cash, which increased its voting and economic interest in DNI to 49%, but did not give it control. On March 9, 2018, the Company also agreed to subscribe for an additional 6,000,000 ordinary A shares in DNI for an aggregate subscription price of ZAR 126.0 million ($9.2 million). The subscription was subject to certain suspensive conditions, including obtaining South African Competition Commission approval which was eventually obtained on June 21, 2018. Accordingly, on June 28, 2018, all conditions were met and the Company subscribed for 6,000,000 ordinary A shares in DNI for a subscription price of ZAR 126.0 million ($9.2 million) in cash, increasing its voting and economic interest in DNI to 55%. Under the terms of its subscription agreements with DNI, the Company has agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($29.1 million, translated at exchange rates applicable as of June 30, 2018), in cash, subject to the achievement of certain performance targets by DNI. The Company expects to pay the additional amount during the first quarter of the year ended June 30, 2020, and has recorded an amount of ZAR 373.6 million ($27.2 million), in other long-term liabilities in its consolidated balance sheet as of June 30, 2018, which amount represents the present value of the ZAR 400 million ($29.1 million) to be paid (amounts translated at exchange rates applicable as of June 30, 2018). The present value of ZAR 373.6 million ($27.2 million) has been calculated using the following assumptions (a) the maximum additional amount of ZAR 400 million will be paid on August 1, 2019 and (b) an interest rate of 6.3% (the rate used to calculate interest earned by the Company on its surplus South African funds) has been used to discount the ZAR 400.0 million to its present value as of June 30, 2018. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

As described in Note 9, on March 9, 2018, the Company obtained financing to partially fund the acquisition of the additional ordinary A DNI shares and Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”) has pledged, among other things, its entire equity interest in DNI as security for the South African facilities described in Note 14.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.	ACQUISITIONS (continued)

2018 acquisition (continued)

DNI (continued)

On March 9, 2018, the Company provided DNI with an interest-free loan of ZAR 126.0 million ($10.6 million) which was repayable at the earlier of June 30, 2018, or within twenty days of the 6,000,000 ordinary A share subscription agreement (i) becoming unconditional, (ii) lapsing because the Competition Commission prohibits the subscription, or (iii) the agreement being cancelled for any reason. As described in Note 9, on March 9, 2018, the Company obtained financing to provide the loan to DNI. On June 28, 2018, DNI repaid the ZAR 126 million ($9.2 million) loan in full and the Company used the proceeds from the repayment of the loan to fund the subscription for 6,000,000 ordinary A shares in DNI.

The preliminary purchase price allocation of the DNI acquisition, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

DNI
Cash and cash equivalents	$2,979
Accounts receivable	16,977
Inventory	2,526
Property, plant and equipment	1,317
Equity-accounted investment - Speckpack(Note 9)	339
Goodwill (Note 10)	114,161
Intangible assets (Note 10)	104,003
Deferred tax assets	561
Other long-term assets(1)	21,348
Accounts payables and other payables	(20,914)
Income taxes payable	-
Other long-term liabilities(1)	(8,291)
Deferred tax liabilities	(29,121)
Fair value of assets and liabilities on acquisition	205,885
Less: fair value attributable to controlling interests on acquisition date	(94,123)
Less: fair value of equity-accounted investment, comprising:	(100,947)
Add: loss on re-measurement of previously held interest	4,614
Less: Contingent payment recognized related to 49% interest acquired	(25,589)
Less: carrying value at the acquisition date (Note 9)	(79,972)
Less: Contingent payment recognized related to 6% interest acquired	(1,633)
Total purchase price	$9,182

(1) –DNI concluded an acquisition in November 2017 and other long-term liabilities includes a contingent purchase consideration of ZAR 113.8 million ($8.3 million) due to the sellers and other long-term assets includes an amount due from the DNI shareholders, excluding the Company. DNI is obligated under the terms of this obligation to pay 50% of the purchase consideration plus or (less) a contingent amount (refund) calculated on a multiple of excess (deficit) earnings over (less) an agreed earnings amount. The other DNI shareholders have agreed to reimburse DNI the 50% consideration plus (less) the contingent amount (refund) payable in full. Therefore, other long-term asset includes the amounts due from the DNI shareholder, excluding the Company, and other long-term liabilities includes the contingent consideration due under the November 2017 acquisition. The Company expects DNI to pay, and to be reimbursed, the additional amount during the first quarter of the year ended June 30, 2020, which amount represents the present value of the ZAR 129.0 million ($9.4 million) to be paid (amounts translated at exchange rates applicable as of June 30, 2018). The present value of ZAR 113.8 million ($8.3 million) has been calculated using the following assumptions (a) the maximum additional amount of ZAR 129.0 million will be paid on August 1, 2019 and (b) an interest rate of 10.0% (the rate used to calculate interest earned by DNI on its surplus South African funds) has been used to discount the ZAR 129.0 million to its present value as of June 30, 2018. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.	ACQUISITIONS (continued)

2018 acquisition (continued)

DNI (continued)

Pro forma results of operations have not been presented because the effect of the DNI acquisition was not material to the Company. During the year ended June 30, 2018, the Company incurred acquisition-related expenditure of $0.5 million related to this acquisition, which has been included in selling, general and administration expenses in the consolidated statement of operations. The DNI acquisition closed on the last day of the Company’s fiscal year and therefore it has not contributed to revenue and net income as a subsidiary for the year ended June 30, 2018. Refer to Note 9 for DNI’s contribution to net income under the equity method.

2017 acquisitions

Malta FS

In November 2016, the Company acquired a 100% interest in Malta FS, a licensed Malta Financial Services Authority-supervised electronic money institution, for approximately €3.6 million ($3.9 million translated at the foreign exchange rates applicable on the date of acquisition). Malta FS’ license has been passported across all member states of the European Union which allows Malta FS to operate in these territories. The Company plans to build and reinforce Malta FS such that it operates as the Company’s principal regulated electronic money institution with the ability to cover all of the Company’s financial services activities and business in the European Union.

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

The final purchase price allocation of the Malta FS and Pros Software acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

	Malta FS	Pros Software	Total
Cash and cash equivalents	$999	$110	$1,109
Accounts receivable	983	165	1,148
Property, plant and equipment	30	9	39
Intangible assets (Note 10)	1,078	2,311	3,389
Goodwill (Note 10)	2,475	-	2,475
Accounts payables and other payables	(1,570)	(58)	(1,628)
Income taxes payable	-	(69)	(69)
Deferred tax liabilities	(56)	(647)	(703)
Total purchase price	$3,939	$1,821	$5,760

Pro forma results of operations have not been presented because the effect of the Malta FS and Pros Software acquisitions, individually and in the aggregate, were not material to the Company. During the year ended June 30, 2017, the Company incurred acquisition-related expenditure of $0.5 million related to the Malta FS and Pros Software acquisitions. Since the closing of the Malta FS acquisition on November 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.2 million and $0.7 million, respectively, for the year ended June 30, 2017. Since the closing of the Pros Software acquisition on October 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.5 million and $1.8 million, respectively, for the year ended June 30, 2017.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
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

The final purchase price allocation of the Transact24 and Masterpayment acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

	Transact24	Masterpayment	Total
Cash and cash equivalents	$1,334	$665	$1,999
Accounts receivable	2,019	765	2,784
Property, plant and equipment	154	18	172
Deferred tax assets	1,070	-	1,070
Intangible assets (Note 10)	4,974	9,428	14,402
Goodwill (Note 10)	6,024	17,084	23,108
Accounts payables and other payables	(1,898)	(1,114)	(3,012)
Deferred tax liabilities	(1,243)	(2,236)	(3,479)
Fair value of assets and liabilities on acquisition	12,434	24,610	37,044
Less: fair value of equity-accounted investment, comprising:	(5,471)	-	(5,471)
Less: gain on re-measurement of previously held interest	(1,908)	-	(1,908)
Less: carrying value at the acquisition date	(3,563)	-	(3,563)
Less: fair value attributable to controlling interests on acquisition date .	-	(9,844)	(9,844)
Total purchase price	$6,963	14,766	$21,729
Add: carrying value of non-controlling interests acquired		9,867
Add: adjustment to Net1 equity (Note 15)		1,322
Cash paid for non-controlling interest (Note 15)		11,189
Total consideration paid for Masterpayment		$25,955

Pro forma results of operations have not been presented because the effect of the Transact24 and Masterpayment acquisitions, individually and in the aggregate, were not material to the Company. During the year ended June 30, 2016, the Company incurred acquisition-related expenditure of $0.2 million related to these acquisitions. Since the closing of the Transact24 acquisition, it has contributed revenue and net income of $3.8 million and $0.03 million, respectively, for the year ended June 30, 2016. Since the closing of the Masterpayment acquisition, it has contributed revenue and a net loss, after acquired intangible asset amortization, net of taxation, and a non-controlling interest, of $2.4 million and $0.04 million, respectively, for the year ended June 30, 2016.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.	PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

Pre-funded social welfare grants receivable represents primarily amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2018 payment service commenced on July 1, 2018, but the Company pre-funded certain merchants participating in the merchant acquiring systems on June 29, 2018. The July 2017 payment service commenced on July 1, 2017, but the Company pre-funded certain merchants participating in the merchant acquiring systems on the last day of June 2017.

5.	ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net

Accounts receivable, net

	2018	2017
Accounts receivable, trade, net	$49,365	$53,818
Accounts receivable, trade, gross	50,466	55,073
Allowance for doubtful accounts receivable, end of year	1,101	1,255
Beginning of year	1,255	1,669
Acquired in acquisition	-	10
Reversed to statement of operations	(47)	(42)
Charged to statement of operations	642	672
Utilized	(776)	(1,200)
Foreign currency adjustment	27	146
Current portion of payments to agents in South Korea amortized over the contract period	21,971	22,562
Payments to agents in South Korea amortized over the contract period	39,554	39,852
Less: Payments to agents in South Korea amortized over the contract period included in other long-term assets (Note 9)	17,582	17,290
Loans provided to Finbond (Note 9)	1,107	11,920
Other receivables	37,240	23,129
Total accounts receivable, net	$109,683	$111,429

Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. Accounts receivable, trade, also includes amounts due from customers from the sale of hardware, software licenses and SIM cards and provision of transaction processing services. During the year ended June 30, 2018, 2017 and 2016, the Company recorded bad debt expense of $0.1 million, $0.1 million and $1.2 million, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.	ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net (continued)

Finance loans receivable, net

The Company’s finance loans receivable, net, as of June 30, 2018 and 2017, is presented in the table below:

	2018	2017
Microlending finance loans receivable, net	$57,504	$50,994
Microlending finance loans receivable, gross	61,743	54,711
Allowance for doubtful microlending finance loans receivable, end of year	4,239	3,717
Beginning of year	3,717	4,494
Reversed to statement of operations	-	(55)
Charged to statement of operations	4,348	-
Utilized	(3,588)	(1,260)
Foreign currency adjustment	(238)	538
Working capital finance receivable, net	3,959	29,183
Working capital finance receivable, gross	16,123	32,935
Allowance for doubtful working capital finance receivable, end of year	12,164	3,752
Beginning of year	3,752	-
Charged to statement of operations	8,415	3,752
Utilized	-	-
Foreign currency adjustment	(3)	-
Current portion of other finance loans receivable	742	-
Total other finance loans receivable	13,025	-
Less included in other long-term assets (Note 9)	12,283	-
Total finance loans receivable, net	$62,205	$80,177

Finance loans receivable, net, comprising microlending finance loans receivable related to the Company’s microlending operations in South Africa, its working capital finance receivable related to its working capital financing offering in Korea, and as of June 30, 2017, its European and the United States working capital offering, and, as of June 30, 2018, other finance loans receivable related to funding provided to Cell C in South Africa to be used to fund the construction of mobile telephony network infrastructure.

During the year ended June 30, 2018, the Company exited its working capital finance businesses in Europe and the United States. The Company did not expense any unrecoverable microlending finance loans receivable during the year ended June 30, 2018, 2017 or 2016, respectively, because these loans were written off directly against the allowance for doubtful microlending finance loans receivable. The Company has created an allowance for doubtful working capital finance receivables related to receivables due from customers based in the United States.

6.	INVENTORY

The Company’s inventory as of June 30, 2018 and 2017, is presented in the table below:

	2018	2017
Finished goods	$12,887	$8,020
	$12,887	$8,020

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
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
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fair value of financial instruments (continued)

Risk management (continued)

Equity price and liquidity risk

Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds. The market price of these securities may fluctuate for a variety of reasons and, consequently, the amount that the Company may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

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
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company's Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a leading mobile telecoms provider in South Africa (refer to Note 9). The Company has designated the investment in such shares as an available for sale investment. Cell C shares are not listed on an exchange and there is no readily determinable market value for the shares. The Company has developed an adjusted EV/EBITDA multiple valuation model in order to determine the fair value of the Cell C shares. The primary inputs to the valuation model are Cell C’s annualized adjusted EBITDA for the 11 months ended June 30, 2018, of ZAR 3.9 billion ($284.8 million, translated at exchange rates applicable as of June 30, 2018), an EBITDA multiple of 6.75, Cell C’s net external debt of ZAR 8.8 billion ($641.1 million, translated at exchange rates applicable as of June 30, 2018) and a marketability discount of 10% as Cell C is not currently listed, but has a publically stated intention to list. The EBITDA multiple was determined based on an analysis of Cell C’s peer group, which comprises various African and emerging market mobile telecommunications operators. The fair value of Cell C utilizing the adjusted EV/EBITDA valuation model developed by the Company is sensitive to the following inputs: (i) the Company’s determination of adjusted EBITDA (ii) the EBITDA multiple used and (iii) the marketability discount used. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

The following table presents the impact of a 0.50 increase and 0.50 decrease to the EBITDA multiple used in the Cell C valuation on the June 30, 2018, carrying value of the Company’s Cell C investment (all amounts translated at exchange rates applicable as of June 30, 2018):

Sensitivity for
fair value of
Cell C investment
EBITDA multiple of 6.25 times	$153,724
EBITDA multiple of 6.75 times	172,948
EBITDA multiple of 7.25 times	$192,172

The fair value of the Cell C shares as of June 30, 2018, represented approximately 14% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and it is not concerned with short-term equity price volatility with respect to these shares provided that the underlying business, economic and management characteristics of the company remain sound.

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

The Company had no outstanding foreign exchange contracts as of June 30, 2018 and 2017, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, according to the fair value hierarchy:

	Quoted price in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Cell C	$-	$-	$172,948	$172,948
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	610	-	-	610
Fixed maturity investments (included in cash and cash equivalents)	8,304	-	-	8,304
Other	-	18	-	18
Total assets at fair value	$8,914	$18	$172,948	$181,880

Liabilities
DNI contingent consideration (Note 3)	$-	$-	$27,222	$27,222
Total liabilities at fair value	$-	$-	$27,222	$27,222

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

Changes in the Company’s investment in Cell C for the year ended June 30, 2018, are presented in Note 9. Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the years ended June 30, 2016. There have been no transfers into or out of Level 3 during the year ended June 30, 2018 and 2017. During the year ended June 30, 2016, the Company determined that it was able to exert significant influence on Finbond and transferred the carrying value as of April 1, 2016, to equity-accounted investments.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

Trade, finance loans and other receivables

Trade, finance loans and other receivables originated by the Company are stated at cost less allowance for doubtful accounts receivable. The fair value of trade, finance loans and other receivables approximates their carrying value due to their short-term nature.

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

8.	PROPERTY, PLANT AND EQUIPMENT, net

Summarized below is the cost, accumulated depreciation and carrying amount of property, plant and equipment as of June 30, 2018 and 2017:

	2018	2017
Cost:
Land	$880	$858
Building and structures	483	471
Computer equipment	125,241	131,589
Furniture and office equipment	9,438	8,769
Motor vehicles	20,197	17,936
	156,239	159,623
Accumulated depreciation:
Land	-	-
Building and structures	193	171
Computer equipment	104,185	97,475
Furniture and office equipment	7,221	6,804
Motor vehicles	17,586	15,762
	129,185	120,212
Carrying amount:
Land	880	858
Building and structures	290	300
Computer equipment	21,056	34,114
Furniture and office equipment	2,217	1,965
Motor vehicles	2,611	2,174
	$27,054	$39,411

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of June 30, 2018 and 2017, was as follows:

	2018	2017
Bank Frick	35%	-
Finbond	29%	26%
OneFi Limited (formerly KZ One) (“OneFi”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
Speckpack Field Services (Pty) Ltd (“Speckpack”)	50%	-
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

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

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. The Company and Bank Frick have jointly identified several funding opportunities, including for the Company’s card issuing and acquiring and transaction processing activities as well as new opportunities in blockchain and cryptocurrencies. The investment in Bank Frick has the potential to provide the Company with a stable, long-term and strategic relationship with a fully-licensed bank.

Finbond

As of June 30, 2018, the Company owned 261,069,481 shares in Finbond representing approximately 28.5% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange and its closing price on June 29, 2018, the last trading day of the month, was ZAR 3.80 per share. The market value of the Company’s holding in Finbond on June 29, 2018 was ZAR 992.1 million ($72.3 million translated at exchange rates applicable as of June 30, 2018). On July 13, 2017, the Company acquired an additional 3.6 million shares in Finbond for approximately ZAR 11.2 million ($0.8 million). On July 17, 2017, the Company, pursuant to its election, received an additional 4,361,532 shares in Finbond as a capitalization share issue in lieu of a dividend.

On October 7, 2016, the Company provided a loan of ZAR 139.2 million ($10.0 million, translated at the foreign exchange rates applicable on the date of the loan) to Finbond in order to partially finance Finbond’s expansion strategy in the United States. Interest on the loan was payable quarterly in arrears and was based on the London Interbank Offered Rate (“LIBOR”) in effect from time to time plus a margin of 12.00% . The loan was included in accounts receivable, net, as of June 30, 2017, on the Company’s consolidated balance sheet.

The loan was initially set to mature at the earlier of Finbond concluding a rights offer or February 28, 2017, but the agreement was subsequently amended to extend the repayment date to on or before February 28, 2018, or such later date as may be mutually agreed by the parties in writing. The Company had the right to elect for the loan to be repaid in either Finbond ordinary shares, including through a rights offering, (in accordance with an agreed mechanism) or in cash. The Company was required to make a repayment election within 180 days after the repayment date otherwise the repayment election would automatically default to repayment in ordinary shares. Finbond undertook to perform all necessary steps reasonably required to effect the issuance of shares to settle the repayment of the loan if that option was elected by the Company.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Equity-accounted investments (continued)

Finbond (continued)

In March 2018, the parties amended the agreement to extend the repayment date from February 28, 2018 to August 31, 2018, and to finalize certain matters related to the rights offering mechanism and determining the maximum number of shares that Finbond would issue to parties participating in a rights offering. On March 23, 2018, Finbond publicly announced that it had commenced a rights offering process and that the proceeds of the offering would be used to settle certain loans, including the loan due to the Company. The Company agreed to underwrite the Finbond rights offer up to an amount of 55,585,514 shares. The rights offering closed on April 20, 2018, and Finbond issued 55,585,514 shares to the Company.

DNI and Speckpack

The Company’s investment in DNI is described in Note 3. On July 27, 2017, the Company acquired a 45% voting and economic interest in DNI and on March 9, 2018, it increased this interest to 49%. The Company obtained control of DNI on June 30, 2018, and ceased accounting for DNI using the equity method from that date. DNI owns 50% of the issued and outstanding ordinary shares in Speckpack and it has been accounted for separately as an equity method investment from June 30, 2018.

The Company has recognized a non-cash re-measurement loss of approximately $4.6 million related to the re-measurement of its previously held interest in DNI, at 49%, upon acquisition (refer to Note 3). The re-measurement loss is included in selling, general and administration expenses in the consolidated statement of operations for the year ended June 30, 2018.

OneFi

The Company provided a credit facility of up to $10 million in the form of convertible debt to OneFi, of which $2 million was drawn as of March 31, 2018 and June 30, 2017. In April 2018, an additional $1.0 million was drawn under the credit facility which has now expired and the Company has no further obligations in this regard.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments during the years ended June 30, 2018 and 2017, which includes the investment in equity and the investment in loans provided to equity-accounted investees:

		Bank
	DNI(1)	Frick	Finbond	Other(2)	Total
Investment in equity:
Balance as of July 1, 2016	$-	$-	$16,304	$8,185	24,489
Stock-based compensation	-	-	89	-	89
Comprehensive income (loss):	-	-	816	(849)	(33)
Other comprehensive loss	-	-	(1,687)	(1,010)	(2,697)
Equity accounted earnings (loss)	-	-	2,503	161)	2,664
Share of net income	-	-	2,709	161	2,870
Dilution resulting from corporate transactions	-	-	(206)	-	(206)
Dividends received	-	-	(477)	(710)	(1187)
Foreign currency adjustment(3)	-	-	2,229	116	2,345
Balance as of June 30, 2017	-	-	18,961	6,742	25,703
Acquisition of shares	79,541	51,949	13,043	-	144,533
Stock-based compensation	-	-	(139)	-	(139)
Comprehensive income (loss):	7,005	(606)	2,901	4	9,304
Other comprehensive loss	-	-	(2,426)	-	(2,426)
Equity accounted earnings (loss)	7,005	(606)	5,327	4	11,730
Share of net income (loss)	9,510	201	5,583	4	15,298
Amortization - acquired intangible assets	(3,480)	(531)	-	-	(4,011)
Deferred taxes - acquired intangible assets	975	128	-	-	1,103
Dilution resulting from corporate transactions	-	-	(256)	-	(256)
Other	-	(404)	-	-	(404)
Dividends received	(1,765)	(1,946)	(1,096)	(400)	(5,207)
Carrying value at the acquisition date (Note 3)	(79,972)	-	-	339	(79,633)
Foreign currency adjustment(3)	(4,809)	(1,268)	(2,712)	(593)	(9,382)
Balance as of June 30, 2018	$-	$48,129	$30,958	$6,092	$85,179
Investment in loans:
Balance as of July 1, 2016	$-	$-	$1,015	$141	$1,156
Loans granted			10,044	2,000	12,044
Interest accrued			107	0	107
Foreign currency adjustment(3)	-	-	754	18	772
Included in accounts receivable, net (Note 5)	-	-	(11,920)	0	(11,920)
Balance as of June 30, 2017	-	-	-	2,159	2,159
Loans granted	-	-	-	1,000	1,000
Transfer from accounts receivable, net	-	-	11,235	-	11,235
Transfer to investment in equity	-	-	(11,102)	-	(11,102)
Foreign currency adjustment(3)	-	-	(133)	(7)	(140)
Balance as of June 30, 2018	$-	$-	$-	$3,152	$3,152

			Equity	Loans	Total
Carrying amount as of:
June 30, 2017			$25,703	$2,159	$27,862
June 30, 2018			$85,179	$3,152	$88,331

(1) DNI was included as an equity-accounted investment from August 1, 2017 until June 30, 2018, the date upon which the Company obtained control and commenced consolidation of DNI; (2) Includes OneFi, SmartSwitch Namibia, Speckpack and Walletdoc; (3) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Summary financial information of equity-accounted investments

Summarized below is the financial information of equity-accounted investments (during the Company’s reporting periods in which investments were carried using the equity-method, unless otherwise noted) as of the stated reporting period of the investee and translated at the applicable closing or average foreign exchange rates (as applicable):

	Bank Frick		Finbond		Other(1)
Balance sheet, as of	June 30		February 28	(2)	Various (3)
Current assets(4)
2018	n/a		n/a		$11,433
2017	n/a		n/a		9,196
Long-term assets
2018	$1,418,160		$266,149		1,343
2017	n/a		229,875		813
Current liabilities(4)
2018	n/a		n/a		3,295
2017	n/a		n/a		443
Long-term liabilities
2018	1,323,470		178,587		3,930
2017	n/a		152,827		2,872
Redeemable stock
2018	-		-		-
2017	n/a		-		-
Non-controlling interests
2018	-		13,896		-
2017	n/a		17,366		-

Statement of operations, for the period ended	June 30	(5)	February 28	(2)	Various (6)
Revenue
2018	33,814		161,915		10,955
2017	n/a		97,431		7,168
2016	n/a		n/a		4,966
Operating income (loss)
2018	776		35,225		826
2017	n/a		19,551		276
2016	n/a		n/a		(21)
Income (loss) from continuing operations
2018	617		19,167		152
2017	n/a		9,700		3
2016	n/a		n/a		(268)
Net income (loss)
2018	$617		19,167		152
2017	n/a		$9,700		3
2016	n/a		n/a		$(268)

(1) Includes OneFi, SmartSwitch Namibia, Speckpack and Walletdoc;
(2) Finbond is listed on the Johannesburg Stock Exchange and the balances included were derived from its publically available information;
(3) Balance sheet information for OneFi, SmartSwitch Namibia and Speckpack is as of June 30, 2018, and Walletdoc as of February 28, 2018.
(4) Bank Frick and Finbond are banks and do not present current and long-term assets and liabilities. All assets and liabilities of these two entities are included under the long-term caption.
(5) Statement of operations information for Bank Frick is for the period from October 1, 2017 to June 30, 2018.
(6) Statement of operations information for OneFi and SmartSwitch Namibia for the year ended June 30, 2018, and Walletdoc for the year ended February 28, 2018

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of June 30, 2018 and 2017:

	2018	2017
Total equity investments	$199,865	$26,317
Investment in 15% of Cell C, at fair value (Note 7)	172,948	-
Investment in 12% of MobiKwik, at cost(1)	26,917	26,317
Total held to maturity investments	10,395	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	10,395	-
Long-term portion of payments to South Korean agents amortized over the contract period	17,582	17,290
Long-term portion of other finance loans receivable(Note 5)	12,283	-
Contingent purchase consideration (Note 3)	9,064	-
Policy holder assets under investment contracts (Note 11)	610	627
Reinsurance assets under insurance contracts Note 11)	633	191
Other long-term assets(1)	5,948	5,271
Total other long-term assets	$256,380	$49,696

(1) The investment in MobiKwik and other investments in common stock included within other long-term assets are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for the Company to reliably estimate the fair value of these investments.

Cell C

On August 2, 2017, the Company, through its subsidiary, Net1SA, purchased 75,000,000 class “A” shares of Cell C for an aggregate purchase price of ZAR 2.0 billion ($151.0 million) in cash. The Company funded the transaction through a combination of cash and the facilities described in Note 14. Net1 SA has pledged, among other things, its entire equity interest in Cell C as security for the South African facilities described in Note 14 used to partially fund the acquisition of Cell C.

MobiKwik

The Company signed a subscription agreement with MobiKwik, which is one of India’s largest independent mobile payments networks, with over 60 million users and 2.5 million merchants. Pursuant to the subscription agreement, the Company agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24 month period. The Company made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017, under this subscription agreement. As of June 30, 2017, the Company owned approximately 13.5% of MobiKwik. In August 2017, MobiKwik raised additional funding through the issuance of additional shares to a new shareholder at a 50% premium to the value of the Company’s investments and the Company’s percentage ownership was diluted to approximately 12.0%, which also represents the Company’s ownership as of June 30, 2018. In addition, through a technology agreement, the Company’s Virtual Card technology has been integrated into the MobiKwik wallet in order to provide ubiquity across all merchants in India, and as part of the Company’s continued strategic relationship, the Company has a pipeline of three additional products to launch with MobiKwik over the next year.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Other long-term assets (continued)

Cedar Cellular

In December 2017, the Company purchased, for cash, $9.0 million of notes, with a face value of $20.5 million, issued by Cedar Cellular Investment 1 (RF) (Pty) Ltd (“Cedar Cellular”), a Cell C shareholder, representing 7.625% of the issuance. The investment in the notes was made in connection with the Cell C investment discussed above. The notes are listed on The International Stock Exchange. The Company has elected to treat the investment in the notes as held to maturity securities. The investment in the notes is reviewed on a quarterly basis for indicators of other-than-temporary impairment. The notes bear interest semi-annually at 8.625% per annum on the face value and interest is payable in cash or deferred, at Cedar Cellular’s election, for payment on the maturity date. The notes mature on August 2, 2022. The notes are secured by all of Cedar Cellular’s investment in Cell C (59,000,000 class “A” shares) and the fair value of the Cell C shares pledged of $9.9 million is less than the carrying value of the notes by $0.5 million as of June 30, 2018. The Company does not believe that there is an other-than temporary impairment related to the Cedar Cellular notes because the notes mature in August 2022 and the Company expects that the carrying amount will be recoverable on maturity.

Summarized below are the components of the Company’s available for sale and held to maturity investments as of June 30, 2018:

		Unrealized	Unrealized
		holding	holding	Carrying
	Cost basis	gains	losses	value
Available for sale:
Investment in Cell C	$145,714	$32,473	$-	$172,948
Held to maturity:
Investment in Cedar Cellular notes	9,000	1,395	-	10,395
Total	$154,714	$33,868	$-	$183,343

The Company had no available for sale or held to maturity investments as of June 30, 2017. The unrealized holding gain related to the investment in Cell C is valued using significant unobservable inputs (refer to Note 7) and $25.2 million ($32.5 million, net of taxation of $7.3 million) is included in other comprehensive income for the year ended June 30, 2018. The unrealized holding gains related to the investment in Cedar Cellular notes is included in interest income in the consolidated statement of operations for the year ended June 30, 2018.

Contractual maturities of held to maturity investments

Summarized below are the contractual maturities of the Company’s held to maturity investment as of June 30, 2018:

		Estimated
	Cost basis	fair value
Due in one year or less	$-	$-
Due in one year through five years	9,000	9,916
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$9,000	$9,916

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	GOODWILL AND INTANGIBLE ASSETS, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2018, 2017 and 2016:

	Gross	Accumulated	Carrying
	value	impairment	value
Balance as of July 1, 2015	$166,437	$-	$166,437
Acquisition of Transact24 (Note 3)	6,024	-	6,024
Acquisition of Masterpayment (Note 3)	17,084	-	17,084
Foreign currency adjustment(1)	(10,067)	-	(10,067)
Balance as of June 30, 2016	179,478	-	179,478
Acquisition of Malta FS (Note 3)	2,475	-	2,475
Foreign currency adjustment(1)	6,880	-	6,880
Balance as of June 30, 2017	188,833	-	188,833
Acquisition of DNI (Note 3)	114,161	-	114,161
Impairment loss	-	(20,917)	(20,917)
Foreign currency adjustment(1)	1,019	144	1,163
Balance as of June 30, 2018	$304,013	$(20,773)	$283,240

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

Goodwill associated with the acquisition of DNI, Transact24, Masterpayment and Malta FS represents the excess of cost over the fair value of acquired net assets. The DNI, Transact24, Masterpayment and Malta FS goodwill is not deductible for tax purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets. DNI has been allocated to the Company’s Financial inclusion and applied technologies operating segment. Transact24, Masterpayment and Malta FS have all been allocated to the Company’s International transaction processing operating segment.

Impairment loss

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. During the third quarter of fiscal 2018, the Company recognized an impairment loss of approximately $19.9 million related to goodwill allocated to the Masterpayment business within its international transaction processing operating segment as a result of changes to the operating model of Masterpayment. The Company also impaired goodwill of approximately $1.1 million during its June 2018 annual goodwill impairment assessment related to a business allocated to its South African transaction processing operating segment, which ceased trading during the year.

During the second quarter of fiscal 2018, the Company re-evaluated the operating performance and ongoing viability of Masterpayment’s working capital financing and supply chain solutions offering and determined to exit this portion of its business. While the Company initially believed that it could scale this offering in the medium to long-term by focusing on customers and industries outside Masterpayment’s initial target market, this standalone offering did not fit the Company’s strategy of providing payment solutions and working capital to small and medium-sized merchants. In order to focus on the Company’s stated international strategy, the Company decided to wind-down the working capital finance book issued to non-payment solutions customers. During the third quarter of fiscal 2018, the Company evaluated Masterpayment’s business strategy and following the wind-down referred to above, it has determined that Masterpayment is unlikely to deliver the financial results or cash flows previously anticipated. The Company and two of Masterpayment’s senior managers have agreed, by mutual consent, that with effect from the end of March 2018, the managers terminated their employment with Masterpayment in order to dedicate themselves to new professional tasks.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	GOODWILL AND INTANGIBLE ASSETS, net (continued)

Goodwill (continued)

In order to determine the amount of goodwill impairment, the estimated fair value of the Company’s Masterpayment business was allocated to the individual fair value of the assets and liabilities of Masterpayment as if it had been acquired in a business combination, which resulted in the implied fair value of the goodwill. The Company used a discounted cash flow model in order to determine the fair value of Masterpayment. The allocation of the fair value of Masterpayment required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

A further deterioration in the international transaction processing operating segment, or in any other of the Company’s businesses, may lead to additional impairments in future periods.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of July 1, 2015	$24,579	$115,519	$26,339	$166,437
Acquisition of Transact24 (Note 3)	-	6,024	-	6,024
Acquisition of Masterpayment (Note 3)	-	17,084	-	17,084
Foreign currency adjustment(1)	(4,154)	(2,442)	(3,471)	(10,067)
Balance as of June 30, 2016	20,425	136,185	22,868	179,478
Acquisition of Malta FS (Note 3)	-	2,475	-	2,475
Foreign currency adjustment(1)	2,706	1,910	2,264	6,880
Balance as of June 30, 2017	23,131	140,570	25,132	188,833
Acquisition of DNI (Note 3)	-	-	114,161	114,161
Impairment loss	(1,052)	(19,865)	-	(20,917)
Foreign currency adjustment(1)	(1,133)	3,243	(947)	1,163
Balance as of June 30, 2018	$20,946	$123,948	$138,346	$283,240

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	GOODWILL AND INTANGIBLE ASSETS, net (continued)

Intangible assets, net

Summarized below is the fair value of intangible assets acquired, translated at the exchange rate applicable as of the relevant acquisition dates, and the weighted-average amortization period:

		Weighted-
	Fair value as	Average
	of acquisition	Amortization
	date	period (in years)
Finite-lived intangible asset:

Acquired during the year ended June 30, 2018
DNI – customer relationships acquired	$97,255	5.00 – 15.00
DNI – software and unpatented technology	2,609	5.00
DNI – trademarks	4,139	5.00

Acquired during the year ended June 30, 2017
Pros Software – customer relationships	2,311	0.75
Malta FS – customer relationships	186	0.65
Malta FS – software and unpatented technology	147	1.25

Acquired during the year ended June 30, 2016
Transact24 – customer relationships	3,749	5.00
Masterpayment – customer relationships	6,595	5.00
Transact24 – software and unpatented technology	1,225	3.00
Masterpayment – software and unpatented technology	1,765	3.00
Masterpayment – trademarks	1,068	5.00

Indefinite-lived intangible asset:
Acquired during the year ended June 30, 2017
Malta FS – Financial institution license	$745	n/a

On acquisition, the Company recognized deferred tax liabilities of approximately $29.1 million and $0.7 million related to the acquisition of intangible assets during the years ended June 30, 2018 and 2017, respectively.

The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. No intangible assets have been impaired during the years ended June 30, 2018, 2017 and 2016, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	GOODWILL AND INTANGIBLE ASSETS, net (continued)

Intangible assets, net (continued)

Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2018 and 2017:

	As of June 30, 2018			As of June 30, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships (1)	$197,676	$(76,237)	$121,439	$99,209	$(65,595)	$33,614
Software and unpatented
technology (1)	35,730	(32,342)	3,388	33,273	(31,112)	2,161
FTS patent	2,792	(2,792)	-	2,935	(2,935)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks(1)	11,101	(5,589)	5,512	6,972	(4,759)	2,213
Total finite-lived intangible assets	251,805	(121,466)	130,339	146,895	(108,907)	37,988
Indefinite-lived intangible assets:
Financial institution license	793	-	793	776	-	776
Total indefinite-lived intangible assets	793	-	793	776	-	776
Total intangible assets	$252,598	$(121,466)	$131,132	$147,671	$(108,907)	$38,764

(1) Includes the intangible assets acquired as part of the DNI acquisition in June 2018, Pros Software acquisition in October 2016 and Malta FS acquisition in November 2016.

Amortization expense charged for the years to June 30, 2018, 2017 and 2016 was $11.8 million, $14.0 million, and $11.2 million, respectively.

Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2018, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2019	$22,126
2020	21,123
2021	15,283
2022	10,928
2023	10,928
Thereafter	49,951
Total future estimated amortization expense	$130,339

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.	REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the years ended June 30, 2018 and 2017:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of July 1, 2016	$171	$(1,078)
Increase in policy holder benefits under insurance contracts	262	(4,481)
Claims and policyholders’ benefits under insurance contracts	(265)	4,091
Foreign currency adjustment(3)	23	(143)
Balance as of June 30, 2017	191	(1,611)
Increase in policy holder benefits under insurance contracts	1,899	(9,714)
Claims and policyholders’ benefits under insurance contracts	(1,449)	9,214
Foreign currency adjustment(3)	(8)	79
Balance as of June 30, 2018	$633	$(2,032)

(1)	Included in other long-term assets (refer to Note 9);
(2)	Included in other long-term liabilities;
(3)	Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company has agreements with reinsurance companies in order to limit its losses from large insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability. The value of insurance contract liabilities is based on the best estimate assumptions of future experience plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The process of deriving the best estimates assumptions plus prescribed margins includes assumptions related to claim reporting delays (based on average industry experience).

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the years ended June 30, 2018 and 2017:

		Investment
	Assets(1)	contracts(2)
Balance as of July 1, 2016	$528	$(528)
Increase in policyholder benefits under insurance contracts	40	(40)
Claims and policyholders’ benefits under insurance contracts	(11)	11
Foreign currency adjustment(3)	70	(70)
Balance as of June 30, 2017	627	(627)
Increase in policyholder benefits under insurance contracts	13	(13)
Foreign currency adjustment(3)	(30)	30
Balance as of June 30, 2018	$610	$(610)

(1)	Included in other long-term assets (refer to Note 9);
(2)	Included in other long-term liabilities;
(3)	Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.	SHORT-TERM FACILITIES

Summarized below are the Company’s available short-term facilities and the amounts utilized as of June 30, 2018 and 2017, all amounts below were translated at the exchange rates applicable as of the date presented:

	June 30, 2018		June 30, 2017
	Available	Utilized	Available	Utilized
United States:
Bank Frick(1)	$10,000	$-	$-	$-
Europe:
Bank Frick(1)	-	-	66,579	16,579
South Africa:
Nedbank Limited	29,200	7,871	30,600	10,000
Overdraft facility(1)	18,200	-	19,109	-
Indirect and derivative facilities (Note 23)	$11,000	$7,871	$11,491	$10,000

(1) Utilized amount included in short-term facilities on the consolidated balance sheets.

United States

On January 29, 2018, the Company obtained a $10.0 million overdraft facility from Bank Frick. The interest rate on the facility is 4.50% plus 3-month US Dollar LIBOR and interest is payable quarterly commencing on June 30, 2018. The 3-month US Dollar LIBOR rate was 2.31175% on June 29, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice. The facility is secured by a pledge of the Company’s investment in Bank Frick. As of June 30, 2018, the Company had repaid the amounts utilized during the year in full and had $10.0 million available.

Europe

The Company had obtained EUR 40.0 million and CHF 20 million revolving overdraft facilities from Bank Frick during the year ended June 30, 2017. The Company assigned all claims against amounts due from Masterpayment customers, which have been financed from the CHF 20 million facility, plus all secondary rights and preferential rights as collateral for this facility to Bank Frick. Masterpayment was required to open a primary business account with Bank Frick and this account was pledged to Bank Frick as collateral for the EUR 40 million facility. Net1 stood as guarantor for both of these facilities. The facilities were settled in full in January 2018 and were terminated in February 2018. As of June 30, 2017, the Company had utilized approximately CHF 15.9 million ($16.6 million, translated at exchange rates applicable as of June 30, 2017) of the CHF 20 million facility and had not utilized any of the EUR 40 million facility.

South Africa

The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 400 million ($29.2 million) and consists of (i) a primary amount of up to ZAR 200 million ($14.6 million, and (ii) a secondary amount of up to ZAR 200 million ($14.6 million). The primary amount comprises an overdraft facility of up to ZAR 50 million ($3.6 million) and indirect and derivative facilities of up to ZAR 150 million ($11.0 million), which include letters of guarantee, letters of credit and forward exchange contracts. All amounts denominated in ZAR and translated at exchange rates applicable as of June 30, 2018. As of June 30, 2018, the interest rate on the overdraft facility was 8.85% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

As of each of June 30, 2018 and June 30, 2017, respectively, the Company had not utilized any of its overdraft facility. As of June 30, 2018, the Company had utilized approximately ZAR 108.0 million ($7.9 million, translated at exchange rates applicable as of June 30, 2018) of its ZAR 150 million indirect and derivative facilities to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 23). As of June 30, 2017, the Company had utilized approximately ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017) of its ZAR 150 million indirect and derivative facilities.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.	OTHER PAYABLES

Summarized below is the breakdown of other payables as of June 30, 2018 and 2017:

	2018	2017

Accruals	$17,035	$10,874
Provisions	10,026	8,073
Other	12,395	8,592
Value-added tax payable	6,146	5,397
Payroll-related payables	1,807	1,320
Participating merchants settlement obligation	585	543
	$47,994	$34,799

14.	LONG-TERM BORROWINGS

South Africa

July 2017 Facilities, as amended in March 2018

On July 21, 2017, Net1 SA entered into a Common Terms Agreement, Senior Facility A Agreement, Senior Facility B Agreement, Senior Facility C Agreement, Subordination Agreement, Security Cession & Pledge and certain ancillary loan documents (collectively, the “Original Loan Documents”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”), a South African corporate and investment bank, and Nedbank Limited (acting through its Corporate and Investment Banking division), an African corporate and investment bank, and any other lenders that may participate in such loans (collectively, the “Lenders”), pursuant to which, among other things, Net1 SA may borrow up to an aggregate of ZAR 1.25 billion to finance a portion of its investment in Cell C and to fund its on-going working capital requirements. Net1 agreed to guarantee the obligations of Net1 SA to the Lenders and subordinate any claims it may have against Net1 SA and certain of its subsidiaries to the Lenders’ claims against such persons. On July 26, 2017, Net1 SA entered into a letter agreement (the “Letter” and together with the Original Loan Documents and March 2018 amendment described below, the “Loan Documents”) with the Lenders to amend the Common Terms Agreement to, among other things, permit the amounts borrowed under the Senior Facility B to fund the acquisition of Cell C shares and adjust the terms of certain conditions precedent. On March 8, 2018, the Company amended its South African long-term facility to include an additional term loan, Facility D, of up to ZAR 210.0 million.

The Loan Documents provide for a Facility A term loan of up to ZAR 750 million, a Facility B term loan of up to ZAR 500 million, a Facility C term loan in an amount equal to the aggregate amount of voluntary prepayments of the outstanding principal amount of the Facility A loan, and a Facility D term loan of up to ZAR 210 million. Net1 SA paid non-refundable deal origination fees of approximately $0.6 million and $0.2 million in August 2017 and March 2018, respectively. Interest on the loans is payable quarterly based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 2.25% for the Facility A loan, 3.5% for the Facility B loan , 2.25% for the Facility C loan and 2.75% for the Facility D loan. The JIBAR rate has been set at 6.96% for the period to September 29, 2018. Interest expense incurred during the year ended June 30, 2018, was $7.2 million. During the year ended June 30, 2018, $0.5 million of prepaid facility fees were amortized.

On July 26, 2017, the Company utilized ZAR 1.25 billion (approximately $92.2 million) of its South African long-term facility to partially fund the acquisition of 15% of Cell C. On March 9, 2018, the Company utilized ZAR 84.0 million (approximately $7.1 million) of its new ZAR 210 million South African long-term facility to partially fund the acquisition of a further 4.0% in DNI and the balance of the facility to extend a ZAR 126.0 million (approximately $10.6 million) loan to DNI (refer to Note 3).

Principal repayments of the facilities are due in twelve quarterly installments commencing on September 29, 2017 and the Company has made scheduled repayments of ZAR 776.3 million ($60.5 million) during the year ended June 30, 2018. The next scheduled principal repayment of ZAR 151.3 million ($11.0 million, translated at exchange rates applicable as of June 30, 2018) is due on September 29, 2018.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.	LONG-TERM BORROWINGS (continued)

South Africa (continued)

July 2017 Facilities, as amended in March 2018 (continued)

The loans are secured by a pledge by Net1 SA of, among other things, its entire equity interests in Cell C and DNI. The Loan Documents contain customary covenants that require Net1 SA to maintain a specified total net leverage ratio and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities, without the Lenders consent.

June 2018 Facilities

On June 28, 2018, DNI entered into a Revolving Credit Facility Agreement (“DNI Credit Facility Agreement”) with RMB and K2018318388 (South Africa) (RF) Proprietary Limited (“Debt Guarantor”), a South African company incorporated for the sole purpose of holding collateral for the benefit of RMB and acting as debt guarantor. DNI, RMB and the Debt Guarantor concurrently entered into a Subordination Agreement; Shareholder Guarantee, Cession and Pledge Agreement; Guarantee Cession and Pledge Agreement (collectively with the DNI Credit Facility Agreement, the “Revolving Credit Agreement Documents”), with various other parties, including DNI’s subsidiaries and DNI’s shareholders (except Net1 SA), pursuant to which, among other things, DNI has obtained a ZAR 200.0 million revolving credit facility with a term of three years to June 2021 from RMB to finance the acquisition and/ or requisition of telecommunication towers. The Company had not utilized the revolving credit facility as of June 30, 2018.

Interest on the revolving credit facility is payable quarterly based on JIBAR in effect from time to time plus a margin of 2.75% . DNI paid a non-refundable deal origination fee of approximately ZAR 2.3 million ($0.2 million) in July 2018. DNI’s shareholders, excluding Net1 SA, have agreed to pledge their entire equity interest in DNI to RMB, guarantee the obligations of DNI to RMB and subordinate any claims they may have against DNI and certain of its subsidiaries to RMB’s claims against such persons. DNI has agreed to ensure that Net1 SA will become bound by the terms and conditions applicable to the other DNI shareholders party to the Shareholder Guarantee, Cession and Pledge Agreement once the DNI shares pledged as security for the July 2017 facilities are released. The revolving credit facility is also secured by a pledge by DNI of, among other things, its entire equity interests in its subsidiaries and it has also agreed to arrange for the registration of notarial bonds over its movable property. The Loan Documents contain customary covenants that require DNI to maintain specified net senior debt to EBITDA and EBITDA to net senior interest ratios and restrict the ability of DNI, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities, without the approval of RMB.

October 2016 Facilities

On October 4, 2016, Net1 SA, entered into a Subscription Agreement (the “Blue Label Subscription Agreement”) with Blue Label Telecoms Limited (“Blue Label”), a JSE-listed company which is a leading provider of prepaid electricity and airtime in South Africa. Pursuant to the Blue Label Subscription Agreement, Net1 SA intended to subscribe for approximately 117.9 million ordinary shares of Blue Label at a price of ZAR 16.96 per share, for an aggregate price of ZAR 2.0 billion. Net1 SA entered into a facility agreement with RMB to fund ZAR 1.4 billion of the required ZAR 2 billion Blue Label transaction and paid a guarantee fee of approximately ZAR 16.0 million ($1.1 million) during the year ended June 30, 2017. In May 2017, Blue Label and Net1 SA mutually agreed that Net1 SA would not subscribe for the shares in Blue Label and the Blue Label Subscription Agreement was terminated. Interest expense for the year ended June 30, 2017, includes the ZAR 16.0 million guarantee fee expensed related to the October 2016 facilities obtained from RMB.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.	LONG-TERM BORROWINGS (continued)

South Korea

The Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), signed a five-year senior secured facilities agreement (the “Facilities Agreement”) with a consortium of South Korean banks in October 2013. On October 20, 2017, the Company made an unscheduled repayment of $16.6 million and settled the full outstanding balance, including interest, related to these borrowings and the Company was released from its security obligations created under the Facilities Agreement. The Company made a scheduled repayment of its Facility A loan of KRW 10 billion ($8.8 million), unscheduled voluntary principal repayments towards its Facility A loan of KRW 22.1 billion ($19.6 million) and a prepayment towards its Facility C revolving credit facility of KRW 10.0 billion ($8.9 million) during the year ended June 30, 2017. The Company made a scheduled repayment of its Facility A loan of KRW 10.0 billion ($8.7 million) during the year ended June 30, 2016. The Company utilized approximately KRW 0.3 billion ($0.3 million), KRW 0.9 billion ($0.8 million) and KRW 2.5 billion ($2.1 million), of its Facility C revolving credit facility to pay interest due during the year ended June 30, 2018, 2017 and 2016, respectively.

Interest on the loans and revolving credit facility was payable quarterly and was based on the South Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility. Total interest expense related to the facilities during the years ended June 30, 2018, 2017 and 2016, was $0.4 million, $1.2 million and $2.6 million, respectively. Prepaid facility fees amortized during each of the years ended June 30, 2018, 2017 and 2016, was approximately $0.1 million, respectively.

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
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	COMMON STOCK (continued)

Common stock (continued)

The following table presents a reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2018, 2017 and 2016:

	2018	2017	2016
Number of shares, net of treasury:
Statement of changes in equity – common stock	56,685,925	56,369,737	55,271,954
Less: Non-vested equity shares that have not vested as of end of year (Note 18)	765,411	505,473	589,447
Number of shares, net of treasury excluding non-vested equity shares that have not vested	55,920,514	55,864,264	54,682,507

Redeemable common stock issued pursuant to transaction with the IFC Investors

Holders of redeemable common stock have all the rights enjoyed by holders of common stock, however, holders of redeemable common stock have additional contractual rights. On April 11, 2016, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with International Finance Corporation, IFC African, Latin American and Caribbean Fund, LP, IFC Financial Institutions Growth Fund, LP, and Africa Capitalization Fund, Ltd. (collectively, the “IFC Investors”). Under the Subscription Agreement, the IFC Investors purchased, and the Company sold in the aggregate, approximately 9.98 million shares of the Company’s common stock, par value $0.001 per share, at a price of $10.79 per share, for gross proceeds to the Company of approximately $107.7 million. The Company has accounted for these 9.98 million shares as redeemable common stock as a result of the put option discussed below.

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

Put Option

Each Investor will have the right, upon the occurrence of specified triggering events, to require the Company to repurchase all of the shares of its common stock purchased by the IFC Investors pursuant to the Subscription Agreement (or upon exercise of their preemptive rights discussed below). Events triggering this put right relate to (1) the Company being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that the Company (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate its business in compliance with anti-money laundering and anti-terrorism laws; or (2) the Company rejecting a bona fide offer to acquire all of its outstanding Common Stock at a time when it has in place or implements a shareholder rights plan, or adopting a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid by the IFC Investors pursuant to the Subscription Agreement (or paid when exercising their preemptive rights) and the volume weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect to a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. The Company believes that the put option has no value and, accordingly, has not recognized the put option in its consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
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

In June 2016, the Company adopted a 10b-5 in connection with its $100 million authorization. The plan expired at the end of August 2016. During the first quarter of the year ended June 30, 2017, the Company repurchased 3,137,609 shares under its share repurchase authorization for approximately $31.6 million. During November and December 2015, the Company repurchased an aggregate of 749,213 shares of its common stock for approximately $11.2 million under its share repurchase authorization that was approved on August 21, 2013. During February and June 2016, the Company repurchased an aggregate of 1,677,491 shares for approximately $15.9 million under its replenished share repurchase authorization which resulted in a total of 2,426,704 shares repurchased for approximately $27.1 million under its various share repurchase authorizations during the year ended June 30, 2016.

Other repurchases

The Company did not repurchase any of its shares during the years ended June 30, 2018 and 2016, respectively, outside of the authorization. On May 24, 2017, the Company and one of its co-founders, the former chief executive officer and former member of its board of directors, Mr. S.C.P. Belamant, entered into a Separation and Release of Claims Agreement (the “Separation Agreement”). The Company repurchased 1,269,751 shares of its common stock from Mr. Belamant, at a price of $10.80 per share, for an aggregate consideration of $13.7 million under the Separation Agreement.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
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

The table below presents the change in accumulated other comprehensive (loss) income per component during years ended June 30, 2018, 2017 and 2016:

		Accumulated
		Net
		unrealized
	Accumulated	income (loss)
	Foreign	on asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total
Balance as of July 1, 2015	$(140,221)	$1,040	$(139,181)
Movement in foreign currency translation reserve	(49,479)	-	(49,479)
Unrealized gain on asset available for sale, net of tax of $159	-	692	692
Release of gain on asset available for sale, net of taxes of $444	-	(1,732)	(1,732)
Balance as of June 30, 2016	(189,700)	-	(189,700)
Movement in foreign currency translation reserve related to equity accounted investment	(2,697)	-	(2,697)
Movement in foreign currency translation reserve	29,828	-	29,828
Balance as of June 30, 2017	(162,569)	-	(162,569)
Movement in foreign currency translation reserve related to equity accounted investment	(2,426)	-	(2,426)
Unrealized gain on asset available for sale, net of tax of $7,274	-	25,199	25,199
Movement in foreign currency translation reserve	(19,441)	-	(19,441)
Balance as of June 30, 2018	$(184,436)	$25,199	$(159,237)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2018 and 2017, respectively. The Company released a gain of approximately $2.2 million from its accumulated net unrealized income (loss) on asset available for sale, net of tax, to selling, general and administration expense and related taxes of $0.4 million to income tax expense on its consolidated statement of operations during the year ended June 30, 2016, as a result of the change in accounting for Finbond to the equity method (see also Note 7). There were no other reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2016.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.	REVENUE

	2018	2017	2016
Services rendered – comprising mainly fees and commissions	$538,429	$533,279	$514,847
Loan-based fees received	54,949	53,894	47,117
Sale of goods – comprising mainly hardware and software sales	19,511	22,893	28,785
	$612,889	$610,066	$590,749

During the years ended June 30, 2018, 2017 and 2016, the Company did not recognize any revenue using the percentage of completion method.

18.	STOCK-BASED COMPENSATION

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
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Options (continued)

Valuation Assumptions

No stock options were awarded during the years ended June 30, 2018, 2017 and 2016, respectively.

Restricted Stock

General Terms of Awards

Shares of restricted stock are considered to be participating non-vested equity shares (specifically contingently returnable shares) for the purposes of calculating earnings per share (refer to Note 20) because, as discussed in more detail below, the recipient is obligated to transfer any unvested restricted stock back to the Company for no consideration and these shares of restricted stock are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Restricted stock generally vests ratably over a three year period, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and under certain circumstances, the achievement of certain performance targets, as described below.

Recipients are entitled to all rights of a shareholder of the Company except as otherwise provided in the restricted stock agreements. These rights include the right to vote and receive dividends and/or other distributions. However, the restricted stock agreements generally prohibit transfer of any nonvested and forfeitable restricted stock. If a recipient ceases to be a member of the Board of Directors or an employee for any reason, all shares of restricted stock that are not then vested and nonforfeitable will be immediately forfeited and transferred to the Company for no consideration. Forfeited shares of restricted stock are available for future issuances by the Remuneration Committee.

The Company issues new shares to satisfy restricted stock awards.

Valuation Assumptions

The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

Vesting of all non-employee director shares issued prior to June 30, 2017

Grants of restricted stock to non-employee directors made during fiscal 2017, as well as those grants made in prior years, originally vested over a three-year period. After the end of fiscal 2017, the Company’s board consulted with Pay Governance, an independent compensation consultant, and determined that one-year vesting of restricted stock grants is a more common compensation practice for independent directors and therefore, amended the terms of outstanding awards to vest one-year after grant. As a result of this amendment, 56,250 shares of restricted stock held by the non-employee directors as of June 30, 2017, were fully-vested during the year ended June 30, 2018.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Forfeiture of restricted stock awarded in August and November 2014 that did not achieve targeted market conditions

In August and November 2014, respectively, the Remuneration Committee approved an award of 127,626 and 71,530 shares of restricted stock to employees. These shares of restricted stock were scheduled to vest in full only on the date, if any, the following conditions were satisfied: (1) the closing price of the Company’s common stock equals or exceeds $19.41 (subject to appropriate adjustment for any stock split or stock dividend) for a period of 30 consecutive trading days during a measurement period commencing on the date that the Company filed its Annual Report on Form 10-K for the fiscal year ended 2017 and ending on December 31, 2017 and (2) the recipient was employed by the Company on a full-time basis when the condition in (1) was met. The $19.41 price target represented a 20% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $11.23 closing price on August 27, 2014. These shares of restricted stock were forfeited during the year ended June 30, 2018, because the target market conditions were not achieved. The stock-based compensation charge related to these awards was not reversed upon forfeiture because these awards contained market conditions.

The 127,626 and 71,530 shares of restricted stock were effectively forward starting knock-in barrier options with a strike price of zero. The fair value of these shares of restricted stock was calculated utilizing an adjusted Monte Carlo simulation discounted cash flow model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation. The “adjustment” to the Monte Carlo simulation model incorporates a “jump diffusion” process to the standard Geometric Brownian Motion simulation, in order to capture the discontinuous share price jumps observed in the Company’s share price movements on stock exchanges on which it is listed. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements.

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

Forfeiture of restricted stock with Performance Conditions awarded in August 2015

In August 2015, the Remuneration Committee approved an award of 301,537 shares of restricted stock to employees. The shares of restricted stock awarded to employees in August 2015 were subject to time-based and performance-based vesting conditions. In order for any of the shares to have vested, the recipient had to remain employed by the Company on a full-time basis on the date that it filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2018. If that condition was satisfied, then the shares would vest based on the level of Fundamental EPS the Company achieved for the fiscal year ended June 30, 2018 (“2018 Fundamental EPS”), as follows:

•	One-third of the shares will vest if the Company achieves 2018 Fundamental EPS of $2.88;
•	Two-thirds of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.30; and
•	All of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.76.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Forfeiture of restricted stock with Performance Conditions awarded in August 2015 (continued)

At levels of 2018 Fundamental EPS greater than $2.88 and less than $3.76, the number of shares that would have vested would be determined by linear interpolation relative to 2018 Fundamental EPS of $3.30. All shares of restricted stock have been valued utilizing the closing price of shares of the Company’s common stock quoted on The Nasdaq Global Select Market on the date of grant.

Any shares that did not vest in accordance with the above-described conditions would be forfeited. During the year ended June 30, 2017, the Company reversed the stock-based compensation charge recognized to date related to the 301,537 shares of restricted stock because it believed that it was unlikely that the 2018 Fundamental EPS target would be achieved due to the dilutive impact on the fundamental EPS calculation as a result of the issuance of approximately 10 million shares to the IFC in May 2016. The Company has not achieved the 2018 Fundamental EPS target and the 173,262 remaining shares that had not been forfeited as a result of terminations were forfeited during the year ended June 30, 2018.

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

Market Conditions - Restricted Stock Granted in August 2017

In August 2017, the Remuneration Committee approved an award of 210,000 shares of restricted stock to executive officers. The shares of restricted stock awarded to executive officers in August 2017 are subject to time-based and performance-based (a market condition) vesting conditions and vest in full only on the date, if any, that the following conditions are satisfied: (1) the price of the Company’s common stock must equal or exceed certain agreed VWAP levels (as described below) during a measurement period commencing on the date that it files its Annual Report on Form 10-K for the fiscal year ended 2020 and ending on December 31, 2020 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $23.00 price target represents an approximate 35% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $9.38 closing price on August 23, 2017. The VWAP levels and vesting percentages related to such levels are as follows:

•	Below $15.00 (threshold)—0%
•	At or above $15.00 and below $19.00—33%
•	At or above $19.00 and below $23.00—66%
•	At or above $23.00—100%

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Market Conditions - Restricted Stock Granted in August 2017

These 210,000 shares of restricted stock are effectively forward starting knock-in barrier options with multi-strike prices of zero. The fair value of these shares of restricted stock was calculated utilizing a Monte Carlo simulation model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation. A standard Geometric Brownian motion process was used in the forecasting of the share price instead of a “jump diffusion” model, as the share price volatility was more stable compared to the highly volatile levels of previous years. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements.

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

Stock Appreciation Rights

The Remuneration Committee may also grant stock appreciation rights, either singly or in tandem with underlying stock options. Stock appreciation rights entitle the holder upon exercise to receive an amount in any combination of cash or shares of common stock (as determined by the Remuneration Committee) equal in value to the excess of the fair market value of the shares covered by the right over the grant price. No stock appreciation rights have been granted.

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the years ended June 30, 2018, 2017 and 2016:

			Weighted
			Average		Weighted
		Weighted	Remaining	Aggregate	Average
		average	Contractual	Intrinsic	Grant
	Number of	exercise	Term	Value	Date Fair
	shares	price ($)	(in years)	($’000)	Value ($)
Outstanding – July 1, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – June 30, 2016	2,077,524	15.92	3.65	926
Exercised	(321,026)	8.97		3,607
Expired unexercised	(474,443)	22.51		-
Forfeitures	(435,448)	17.88		-
Outstanding – June 30, 2017	846,607	13.87	3.80	486
Forfeitures	(37,333)	11.23		-
Outstanding – June 30, 2018	809,274	13.99	2.67	370

These options have an exercise price range of $7.35 to $24.46.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options that are exercisable as of June 30, 2018:

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable – June 30, 2018	809,274	13.99	2.67	370

During the years ended June 30, 2018, 2017 and 2016, approximately 105,982, 154,803 and 373,435 stock options became exercisable, respectively. No stock options were exercised during the year ended June 30, 2018. During the year ended June 30, 2017, the Company received approximately $2.9 million from the exercise of 321,026 stock options. During the year ended June 30, 2016, the Company received approximately $3.8 million from the exercise of 323,645 stock options. During the year ended June 30, 2018 and 2017, employees forfeited 37,333 and 435,448 stock options, respectively, and during the year ended June 30, 2017, 474,443 stock options awarded in August 2006, expired unexercised. There were no forfeitures during the year ended June 30, 2016. In August 2018, 200,000 stock options granted in August 2008, with a strike price of $24.46 per share, were forfeited. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the years ended June 30, 2018, 2017 and 2016:

	Number of	Weighted
	Shares of	Average Grant
	Restricted	Date Fair Value
	Stock	($’000)
Non-vested – July 1, 2015	341,529	1,759
Granted – August 2015	319,492	6,406
Vested – August 2015	(71,574)	1,435
Non-vested – June 30, 2016	589,447	7,622
Total granted	389,587	4,172
Granted – August 2016	387,000	4,145
Granted – May 2017	2,587	27
Total vested	(268,091)	2,590
Vested – August 2016	(68,091)	694
Vested – June 2017	(200,000	1,896
Forfeitures	(205,470)	2,219
Non-vested – June 30, 2017	505,473	11,173
Total granted	618,411	4,581
Granted – August 2017	588,594	4,288
Granted – March 2018	22,817	234
Granted – May 2018	7,000	59
Vested – August 2017	(56,250)	527
Total forfeitures	(302,223)	3,222
Forfeitures – employee terminations	(33,635)	516
Forfeitures – August and November 2014 awards with market conditions	(95,326)	1,133
Forfeitures – August 2015 awards with performance conditions	(173,262)	1,573
Non-vested – June 30, 2018	765,411	6,162

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

The August 2017 grants comprise (i) 326,000 shares of restricted stock awarded to executive officers and employees that are subject to time-based vesting, (ii) 210,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting as described above, and (iii) 52,594 shares of restricted stock awarded to non-employee directors. The March 2018 grant relates to an award made to the Company’s new Chief Financial Officer. The May 2018 grant comprises 7,000 shares of restricted stock awarded to employees on the same terms as the 326,000 awards made. The 326,000 and 7,000 shares of restricted stock will only vest if the recipient is employed by the Company on a full-time basis on August 23, 2020. The 52,594 shares of restricted stock awarded to non-employee directors will only vest if the recipient is a director on August 23, 2018. The 22,817 shares of restricted stock vest in two tranches, 11,409 will vest on March 1, 2019, and 11,408 will vest on March 1, 2020, subject to the Chief Financial Officer’s continued employment.

The August 2016 grants comprise (i) 350,000 shares of restricted stock awarded to executive officers that are subject to performance and time-based vesting as described above and (ii) 37,000 shares of restricted stock awarded to non-employee directors. The August 2015 grants comprise (i) 301,537 shares of restricted stock awarded to executive officers and employees that are subject to performance and time-based vesting as described above and (ii) 17,955 shares of restricted stock awarded to non-employee directors.

The fair value of restricted stock vested during the years ended June 30, 2018, 2017 and 2016, was $0.5 million, $2.6 million and $1.4 million, respectively. During the year ended June 30, 2018, the Company determined that 56,250 shares of restricted stock held by the non-employee directors as of June 30, 2017, were fully-vested. During the year ended June 30, 2017, the Company agreed to accelerate the vesting of 200,000 shares of restricted stock granted to the Company’s former Chief Executive Officer in August 2016 pursuant to the Separation Agreement signed in May 2017. During the year ended June 30, 2018, employees forfeited (i) 3,000 shares of restricted stock upon termination which did not have performance or market conditions attached and (ii) 30,635 shares of restricted stock upon termination and shares of restricted stock with either market or performance conditions. In addition, executive officers and employees forfeited 173,262 shares of restricted stock as the performance conditions were not achieved. During the year ended June 30, 2017, employees and the former Chief Executive Officer that resigned during the year ended June 30, 2017, forfeited 205,470 shares of restricted stock that had not vested.

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a net stock compensation charge of $2.6 million, $2.0 million and $3.6 million for the years ended June 30, 2018, 2017 and 2016, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2018
Stock-based compensation charge	$2,656	$-	$2,656
Reversal of stock compensation charge related to restricted stock forfeited	(49)	-	(49)
Total – year ended June 30, 2018	$2,607	$-	$2,607
Year ended June 30, 2017
Stock-based compensation charge	$3,905	$-	$3,905
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(1,923)	-	(1,923)
Total – year ended June 30, 2017	$1,982	$-	$1,982

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

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

As of June 30, 2018, there was no unrecognized compensation cost related to stock options because all stock options granted have vested. As of June 30, 2018, the total unrecognized compensation cost related to restricted stock awards was approximately $3.6 million, which the Company expects to recognize over approximately two years.

Tax consequences

The Company has recorded a deferred tax asset of approximately $0.8 million and $0.9 million, respectively, for the years ended June 30, 2018 and 2017. As of June 30, 2018, the Company has a valuation allowance of approximately $0.8 million related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

19.	INCOME TAXES

Impact of Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), was enacted into law, significantly modifying U.S. federal tax laws. The TCJA reduces the federal statutory tax rate for corporations from 35% to 21% effective from January 1, 2018, eliminates alternative minimum tax for corporations, limits net operating loss carryforwards (and eliminates carrybacks), repeals indirect foreign tax credits carry-forward rules, limits the deductibility of interest expense and transitions the system of U.S. international taxation of corporations from a worldwide tax system to a territorial tax system.

The transition to a territorial tax system is not expected to have a significant impact on the Company’s future consolidated effective tax rate as it generates the majority of its taxable income in tax jurisdictions with tax rates that are higher than the new federal statutory tax rate of 21% (mainly South Africa, where its income is taxed at 28%, and Korea, where our income is taxed at 22%).

The Company has a June year end and has used a blended rate of 28.10% for its tax year ending June 30, 2018, in the U.S. Certain of the Company’s deferred tax assets and liabilities which it expects will be utilized/ reversed during the period ended June 30, 2018, have been re-measured at this blended rate and those deferred taxes that the Company believes will only be utilized/ reversed in subsequent tax years, have been re-measured at 21%. The net impact of the change in the tax rate on the Company’s deferred taxes included in income tax expense during the year ended June 30, 2018, was $0.3 million. The Company has also provided an additional valuation allowance of approximately $0.6 million related to net operating loss carryforwards that it does not believe will be utilized as a result of the enactment of the TCJA.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.	INCOME TAXES (continued)

Impact of Tax Cuts and Jobs Act (continued)

Deemed repatriation of foreign earnings liability

The TCJA also requires a U.S. shareholder of a specified foreign corporation to include a deemed repatriation of foreign earnings (“Transition Tax”) as part of the transition to a territorial tax system. However, the Company does not currently believe that it has a net Transition Tax liability because it will generate sufficient foreign tax credits to offset any potential repatriation transition tax liability. The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of the Company’s foreign subsidiaries. In order to determine the amount of any Transition Tax liability, the Company is required to determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company has made a reasonable estimate of its Transition Tax liability as of June 30, 2018, and recorded a provisional Transition Tax, before the application of any foreign tax credits, of $55.8 million, and has no liability after the application of generated foreign tax credits. In fact, the Company believes that it may generate excess foreign tax credits based on its preliminary calculations. The Company continues to gather additional information to more precisely compute the final amount of the Transition Tax to be included in its income tax return filings with the U.S. tax authorities.

Global intangible low taxed income

The TCJA creates a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. Global intangible low taxed income (“GILTI”) is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. As a result of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of the relevant GAAP guidance. It is the Company’s current interpretation of the U.S. tax legislation that GILTI is only applicable for the tax year commencing July 1, 2018 (i.e. its June 2019 tax year).

Under GAAP, the Company has the option to make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).

The Company is not yet able to reasonably estimate the effect of this provision of the TCJA on it because whether it expects to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of the Company’s estimated future results of global operations. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements.

Income tax provision

The table below presents the components of income before income taxes for the years ended June 30, 2018, 2017 and 2016:

	2018	2017	2016

South Africa	$98,893	$129,786	$119,097
United States	(15,329)	(20,902)	(5,915)
Other	(15,671)	5,572	13,055
Income before income taxes	$67,893	$114,456	$126,237

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.	INCOME TAXES (continued)

Income tax provision (continued)

Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2018, 2017 and 2016:

	2018	2017	2016
Current income tax	$95,529	$45,857	$88,807
South Africa	35,745	35,986	31,815
United States	55,788	4,686	50,750
Other	3,996	5,185	6,242
Deferred taxation (benefit) charge	1,293	(40)	(161)
South Africa	2,528	(473)	3,044
United States	477	1,123	(274)
Other	(1,712)	(690)	(2,931)
Foreign tax credits generated – United States	(55,778	(3,345)	(46,566)
Change in tax rate – United States	309	-	-
Income tax provision	$41,353	$42,472	$42,080

There were no changes to the enacted tax rate in the years ended June 30, 2018, 2017 and 2016. However, during the year ended June 30, 2018, there were changes to the U.S. tax code which, among other things, changed the Federal tax rate. The Company has a June year end and therefore it has used a blended rate of 28.10% for its tax year ended June 30, 2018, for U.S. Federal tax purposes. The Company’s U.S. deferred tax assets and liabilities which are expected to be utilized or reversed in subsequent tax years have been re-measured at a rate of 21% as of June 30, 2018.

The provisional Transition Tax of $55.8 million is included within current income tax, United States. Foreign tax credits of $65.3 million were generated and included in the computation of Transition Tax of which $55.8 million were utilized against the Transition Tax. The foreign tax credits utilized are included in Foreign tax credits generated – United States for the year ended June 30, 2018. In addition, indirect foreign tax credits of $32.6 million carried forward from prior years have been written off as a result of the TCJA rules that repeal indirect foreign tax credits carry-forward. A valuation allowance of $32.6 million had been created in prior years related to these indirect foreign tax credits. Foreign tax credits generated – United States for the year ended June 30, 2018, includes the write off of the indirect foreign tax credits of $32.6 million and the reversal of the valuation allowance related to these foreign tax credits.

The movement in the valuation allowance for the year ended June 30, 2018, is primarily attributable to the creation of the valuation allowance related to excess tax credits recognized from the preliminary Transition Tax calculation and the creation of a valuation allowance related to net operating losses generated during the year ended June 30, 2018, that the Company does not believe it will be able to utilize in the foreseeable future. The movement in the valuation allowance for the year ended June 30, 2017, is primarily attributable to a decrease resulting from the utilization of foreign tax credits and an increase related to a valuation allowance created for net operating loss carryforwards for the Company’s German subsidiaries. The movement in the valuation allowance for the year ended June 30, 2016, relates primarily to an increase in the valuation allowance resulting from the generation of unused foreign tax credits during the year.

As discussed above, the Company has generated excess foreign tax credits related to the Transition Tax and any distribution received from Net1’s subsidiaries will first be applied against the deemed distributions recognized as a result of the Transition Tax as so called “previously taxed income, or PTI,”. Therefore distributions actually made during the year ended June 30, 2018, were treated as PTI and did not generate any additional foreign tax credits because the quantum of the actual distributions were lower than the deemed distributions calculated as a result of the Transition Tax. Net1 included actual and deemed dividends received from one of its South African subsidiaries in its years ended June 30, 2017 and 2016, taxation computation. Net1 applied net operating losses against this income during the year ended June 30, 2017 and did not generate any indirect foreign tax credits. However, Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income in 2016. Net1 has applied certain of these foreign tax credits against its current income tax provision for the years ended June 30, 2017 and 2016.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.	INCOME TAXES (continued)

Income tax provision (continued)

A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2018, 2017 and 2016, is as follows:

	2018		2017		2016
Income tax rate reconciliation:
Income taxes at fully-distributed South African tax rates	28.00%		28.00%		28.00%
Non-deductible items	22.35%		1.01%		0.38%
Foreign tax rate differential	(0.96%	)	0.00%		7.42%
Transition Tax	81.88%		-%		-%
Foreign tax credits	(82.17%	)	(0.05%	)	(36.88%	)
Indirect foreign tax credits repealed	48.07%		-%		-%
Taxation on deemed dividends in the United States	2.84%		8.00%		34.60%
Movement in valuation allowance	(39.22%	)	0.07%		(0.09%	)
Change in tax laws – United States	0.16%		-%		-%
Prior year adjustments	(0.03%	)	0.07%		(0.09%	)
Income tax provision	60.92%		37.10%		33.34%

Non-deductible items for the year ended June 30, 2018, includes the impairment loss recognized related to goodwill impaired. The impact on foreign tax credits, indirect foreign tax credits repealed and the movement in the valuation allowance during the year ended June 30, 2018, was primarily due to the impact of the Transition Tax.

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
for the years ended June 30, 2018, 2017 and 2016
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

	2018	2017
Total deferred tax assets
Net operating loss carryforwards	$11,339	$4,946
Provisions and accruals	6,384	4,413
FTS patent	367	475
Intangible assets	687	829
Foreign tax credits	10	32,574
Other	7,779	5,717
Total deferred tax assets before valuation allowance	26,566	48,954
Valuation allowances	(16,057)	(38,967)
Total deferred tax assets, net of valuation allowance	10,509	9,987
Total deferred tax liabilities:
Intangible assets	35,541	9,141
Investments	6,772	-
Other	8,490	6,655
Total deferred tax liabilities	50,803	15,796
Reported as
Current deferred tax assets	-	5,330
Long-term deferred tax assets	6,312	-
Long-term deferred tax liabilities	46,606	11,139
Net deferred income tax liabilities	$40,294	$5,809

Increase in total net deferred income tax liabilities

Net operating loss carryforwards

Net operating loss carryforwards have increased primarily as a result of the losses incurred by CPS, Net1 and the Company’s German subsidiaries.

 Foreign tax credits

The decrease in foreign tax credits as of June 30, 2018, resulted from the write off of indirect foreign tax credits that will not be used in future periods due to changes in the United States code under the TCJA.

 Intangible assets

Deferred tax liabilities – intangible assets have increased during the year ended June 30, 2018, as a result of the acquisition of DNI, and partially offset by amortization of KSNET, Masterpayment and Transact24 intangible assets.

 Investments

Deferred tax liabilities – investments have increased during the year ended June 30, 2018, as a result of the fair value adjustments made to the investment in Cell C.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.	INCOME TAXES (continued)

Deferred tax assets and liabilities (continued)

Increase in valuation allowance

At June 30, 2018, the Company had deferred tax assets of $10.5 million (2017: $10.0 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At June 30, 2018, the Company had a valuation allowance of $16.1 million (2017: $39.0 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2018 and 2017, is presented below:

			Net
		Foreign	operating
		tax	loss carry-	FTS
	Total	credits	forwards	patent	Other
July 1, 2016	$38,834	$36,748	$931	$158	$997
Reversed to statement of operations	(4,302)	(4,174)	(128)	-	-
Charged to statement of operations	4,684	-	3,107	-	1,577
Foreign currency adjustment	(249)	-	(211)	(38)	-
June 30, 2017	38,967	32,574	3,699	120	2,574
Reversed to statement of operations	(32,634)	(32,634)	-	-	-
Charged to statement of operations	9,582	10	971	-	8,601
Utilized	60	60	-	-	-
Change in tax laws	(894)	-	(263)	-	(631)
Foreign currency adjustment	976	-	1,038	(63)	1
June 30, 2018	$16,057	$10	$5,445	$57	$10,545

Net operating loss carryforwards and foreign tax credits

United States

The TCJA amends the rules regarding net operating loss carryforwards for Federal income tax purposes effective from July 1, 2018. The new rules prohibit net operating loss carrybacks, allow indefinite net operating loss carryforwards and limit the amount of the net operating loss carryforwards generated after July 1, 2018, that may be used against future taxable income, to 80% of taxable income before the net operating loss deduction. These new rules did not impact the Company’s net operating loss carryforwards generated during the year ended June 30, 2018 and in prior periods.

As of June 30, 2018, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	U.S. net operating
loss carry
forwards
2024	$1,874
2028	$4,423

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.	INCOME TAXES (continued)

Net operating loss carryforwards and foreign tax credits (continued)

United States (continued)

During the year ended June 30, 2018, Net1 generated additional direct foreign tax credits related to dividends received from a foreign investment. Net1 did not generate any additional foreign tax credits during the year ended June 30, 2017. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2018 and 2017, respectively.

Uncertain tax positions

As of June 30, 2018 and 2017, the Company has unrecognized tax benefits of $0.8 million and $0.5 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of June 30, 2018, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2014. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2018, 2017 and 2016:

	2018	2017	2016
Unrecognized tax benefits - opening balance	$475	$1,930	$2,322
Gross increases - tax positions in prior periods	196	-	-
Gross decreases - tax positions in prior periods	-	(2,109)	(609)
Gross increases - tax positions in current period	311	440	641
Gross decreases - tax positions in current period	(150)	-	-
Lapse of statute limitations	-	-	-
Foreign currency adjustment	6	214	(424)
Unrecognized tax benefits - closing balance	$838	$475	$1,930

As of June 30, 2018 and 2017, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million and $0.1 million, respectively, on its consolidated balance sheet. As of June 30, 2018 and 2017, the Company had accrued penalties related to uncertain tax positions of approximately $0.2 million and $0.1 million, respectively, on its consolidated balance sheet.

20.	EARNINGS PER SHARE

The Company has issued redeemable common stock (refer to Note 15) which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the years ended June 30, 2018, 2017 or 2016. Accordingly the two-class method presented below does not include the impact of any redemption.

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2018, 2017 and 2016, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	EARNINGS PER SHARE (continued)

Diluted earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August and November 2014, August 2015, August 2016, August 2017 and March 2018 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 18.

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method for the years ended June 30, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands except percent and
	per share data)
Numerator:
Net income attributable to Net1	$39,150	$72,954	$82,454
Undistributed earnings	39,150	72,954	82,454
Percent allocated to common shareholders (Calculation 1)	98%	99%	99%
Numerator for earnings per share: basic and diluted	$38,497	$72,188	$81,370

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	55,860	53,966	47,234
Effect of dilutive securities:
Stock options	51	109	242
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	55,911	54,075	47,476

Earnings per share:
Basic	$0.69	$1.34	$1.72
Diluted	$0.69	$1.33	$1.71

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,860	53,966	47,234
Basic weighted-average common shares outstanding and unvested
restricted shares expected to vest (B)	56,807	54,539	47,863
Percent allocated to common shareholders (A) / (B)	98%	99%	99%

Options to purchase 660,698 shares of the Company’s common stock at prices ranging from $10.59 to $24.46 per share were outstanding during the year ended June 30, 2018, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common shares. The options, which expire at various dates through August 27, 2024, were still outstanding as of June 30, 2018.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the supplemental cash flow disclosures for the years ended June 30, 2018, 2017 and 2016:

	2018	2017	2016
Cash received from interest	$16,835	$21,130	$15,262

Cash paid for interest	$8,645	$3,713	$3,439

Cash paid for income taxes	$41,065	$45,165	$42,123

Investing activities

As disclosed in Note 9, the Company agreed to underwrite the Finbond rights offer up to an amount of 55,585,514 shares and utilized a $10.0 million loan due by Finbond to the Company to acquire the 55,585,514 Finbond shares. Therefore, as this transaction was net settled in 2018 and there was no transfer of cash between the parties, the repayment of the loan by Finbond and the acquisition of 55,585,514 Finbond shares are not included within net cash provided by (utilized) in investing activities in the Company’s consolidated statement of cash flows for the year ended June 30, 2018.

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

22.	OPERATING SEGMENTS

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

The South African transaction processing segment currently consists mainly of a welfare benefit distribution service provided to the South African government, an ATM infrastructure deployed in South Africa, and transaction processing for retailers, utilities, and banks. Fee income is earned based on the number of recipient cardholders paid. Fee income is also earned from customers utilizing our ATM infrastructure. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has an individually significant customer that accounts for more than 10% of the total revenue of the Company. For the year ended June 30, 2018, there was one such customer, providing 19% of total revenue (2017: one such customer, providing 22% of total revenue; 2016: one such customer, providing 21% of total revenue). During the year ended June 30, 2018, the operating segment incurred a goodwill impairment loss of $1.1 million (refer to Note 10).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.	OPERATING SEGMENTS (continued)

Operating segments (continued)

The International transaction processing segment consists mainly of activities in South Korea from which the Company generates revenue from the provision of payment processing services to merchants and card issuers. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in South Korea. Fees generated from payment services processing and other processing activities by Transact24 and Masterpayment are included in this segment. During the year ended June 30, 2018, the operating segment incurred a goodwill impairment loss of $19.9 million (refer to Note 10).

The Financial inclusion and applied technologies segment derives revenue from the provision of short-term loans as a principal and the provision of bank accounts, as a fixed monthly fee per account is charged for the maintenance of these accounts. This segment also includes fee income and associated expenses from merchants and card holders using the Company’s merchant acquiring system, the sale of prepaid products (electricity and airtime) as well as the sale of hardware and software. Finally, the Company earns premium income from the sale of life insurance products through its insurance business. DNI was acquired on June 30, 2018, and has been allocated to the Financial inclusion and applied technologies segment. DNI did not contribute to segment performance during the year ended June 30, 2018. DNI derives revenue from fees generated through the distribution of starter packs and from interest income earned through the provision of financing to Cell C in order for it to expand components of Cell C’s telecommunications infrastructure in South Africa.

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

The reconciliation of the reportable segments revenue to revenue from external customers for the years ended June 30, 2018, 2017 and 2016, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$268,047	$29,949	$238,098
International transaction processing	180,027	-	180,027
Financial inclusion and applied technologies	221,906	27,142	194,764
Total for the year ended June 30, 2018	$669,980	$57,091	$612,889

South African transaction processing	$249,144	$24,518	$224,626
International transaction processing	176,729	-	176,729
Financial inclusion and applied technologies	235,901	27,190	208,711
Total for the year ended June 30, 2017	$661,774	$51,708	$610,066

South African transaction processing	$212,574	$17,615	$194,959
International transaction processing	169,807	-	169,807
Financial inclusion and applied technologies	249,403	23,420	225,983
Total for the year ended June 30, 2016	$631,784	$41,035	$590,749

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.	OPERATING SEGMENTS (continued)

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the years ended June 30, 2018, 2017 and 2016, respectively, is as follows:

	For the years ended June 30,
	2018	2017	2016
Reportable segments measure of profit or loss	$85,690	$130,799	$129,774
Operating income: Corporate/Eliminations	(26,741)	(33,756)	(15,406)
Interest income	17,885	20,897	15,292
Interest expense	(8,941)	(3,484)	(3,423)
Income before income taxes	$67,893	$114,456	$126,237

The following tables summarize segment information which is prepared in accordance with GAAP for the years ended June 30, 2018, 2017 and 2016:

	For the years ended June 30,
	2018	2017	2016
Revenues
South African transaction processing	$268,047	$249,144	$212,574
International transaction processing	180,027	176,729	169,807
Financial inclusion and applied technologies	221,906	235,901	249,403
Total	669,980	661,774	631,784
Operating income (loss)
South African transaction processing	42,796	59,309	51,386
International transaction processing	(12,478)	13,705	23,389
Financial inclusion and applied technologies	55,372	57,785	54,999
Subtotal: Operating segments	85,690	130,799	129,774
Corporate/Eliminations	(26,741)	(33,756)	(15,406)
Total	58,949	97,043	114,368
Depreciation and amortization
South African transaction processing	4,625	4,614	6,157
International transaction processing	17,627	21,366	21,852
Financial inclusion and applied technologies	1,441	1,422	1,158
Subtotal: Operating segments	23,693	27,402	29,167
Corporate/Eliminations	11,791	13,976	11,227
Total	35,484	41,378	40,394
Expenditures for long-lived assets
South African transaction processing	3,988	2,473	5,101
International transaction processing	4,397	7,745	28,029
Financial inclusion and applied technologies	1,264	977	2,667
Subtotal: Operating segments	9,649	11,195	35,797
Corporate/Eliminations	-	-	-
Total	$9,649	$11,195	$35,797

The segment information as reviewed by the chief operating decision maker does not include a measure of assets per segment as all of the significant assets are used in the operations of all, rather than any one, of the segments. The Company does not have dedicated assets assigned to a particular operating segment. Accordingly, it is not meaningful to attempt an arbitrary allocation and segment asset allocation is therefore not presented.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.	OPERATING SEGMENTS (continued)

It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

Geographic Information

Revenues based on the geographic location from which the sale originated for the years ended June 30, 2018, 2017 and 2016, are presented in the table below:

	2018	2017	2016

South Africa	$433,421	$434,124	$422,022
South Korea	153,314	153,403	158,609
Rest of world	26,154	22,539	10,118
Total	$612,889	$610,066	$590,749

Long-lived assets based on the geographic location for the years ended June 30, 2018, 2017 and 2016, are presented in the table below:

	Long-lived assets
	2018	2017	2016

South Africa	$498,418	$74,370	$69,213
South Korea	177,388	192,473	221,459
Rest of world	116,643	77,723	49,105
Total	$792,449	$344,566	$339,777

23.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain premises. At June 30, 2018, the future minimum payments under operating leases consist of:

Due within 1 year	$5,531
Due within 2 years	$2,706
Due within 3 years	$1,956
Due within 4 years	$1,459
Due within 5 years	$505

Operating lease payments related to premises and equipment were $10.7 million, $9.8 million and $8.0 million, respectively, for the years ended June 2018, 2017 and 2016, respectively.

Capital commitments

As of each of June 30, 2018 and 2017, the Company had outstanding capital commitments of approximately $1.1 million.

Purchase obligations

As of June 30, 2018 and 2017, the Company had purchase obligations totaling $5.6 million and $2.3 million, respectively The purchase obligations as of June 30, 2018, primarily include inventory that will be delivered to the Company and sold customers in July 2018.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
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

Nedbank has issued guarantees to these third parties amounting to ZAR 108.0 million ($7.9 million, translated at exchange rates applicable as of June 30, 2018) and thereby utilizing part of the Company’s short-term banking facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 108.0 million ($7.9 million, translated at exchange rates applicable as of June 30, 2018). The Company pays commission of between 0.4% per annum to 1.9% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of June 30, 2018. The maximum potential amount that the Company could pay under these guarantees is ZAR 108.0 million ($7.9 million, translated at exchange rates applicable as of June 30, 2018). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 12.

Contingencies

Challenge to Payment by SASSA of Additional Implementation Costs

As the Company previously disclosed, in June 2014, the Company received approximately ZAR 277.0 million, excluding VAT, from SASSA, related to the recovery of additional implementation costs its subsidiary, CPS, incurred during the beneficiary re-registration process in fiscal 2012 and 2013. After the award of the tender, SASSA requested that CPS biometrically register all social grant beneficiaries (including child grant beneficiaries) and collect additional information for each child grant recipient. CPS agreed to SASSA’s request and, as a result, it performed approximately 11.0 million additional registrations beyond those that it contracted to register for the quoted service fee. Accordingly, CPS sought reimbursement from SASSA of the cost of this exercise, supported by a factual findings certificate from an independent auditing firm. SASSA agreed to pay CPS the ZAR 277.0 million as full settlement of the additional costs it incurred.

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

On February 22, 2018, the matter was heard by the Gauteng Division, Pretoria of the High Court of South Africa (“High Court”). On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, CPS filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because it believes that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court rejected the application seeking leave to appeal. CPS has filed an application seeking leave to appeal the whole order and judgment of the High Court with the Supreme Court of Appeal. The Company cannot predict whether leave to appeal will be granted or if granted, how the Supreme Court of Appeal would rule on the matter.

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
for the years ended June 30, 2018, 2017 and 2016
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

The Company has recorded revenue of approximately $4.4 million and $4.2 million related to this relationship during the years ended June 30, 2018 and 2017, respectively, and approximately $1.9 million during the six months ended June 30, 2016. Transact24’s Managing Director has an indirect interest in these transactions as a result of his relationship with his spouse, with an approximate value of $0.3 million and $1.6 million during the years ended June 30, 2018 and 2017, respectively and $0.1 million during the six months ended June 30, 2016. The Company was due $0.2 million and $0.4 million, as of June 30, 2018 and 2017, respectively, related to the service provided by Transact24 and these amounts are included in accounts receivables, net as of June 30, 2018 and 2017.

25.	UNAUDITED QUARTERLY RESULTS

The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2018 and 2017:

	Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2018	2018	2017	2017	2018
		(In thousands except per share data)

Revenue	$149,194	$162,721	$148,416	$152,558	$612,889
Operating income	10,072	7,564	16,307	25,006	58,949
Net income attributable to Net1	$7,036	$3,009	$9,622	$19,483	$39,150
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.12	$0.05	$0.17	$0.34	$0.69
Diluted earnings attributable to Net1 shareholders	$0.12	$0.05	$0.17	$0.34	$0.69

	Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2017	2017	2016	2016	2017
		(In thousands except per share data)

Revenue	$155,056	$147,944	$151,433	$155,633	$610,066
Operating income	14,726	24,547	25,589	32,181	97,043
Net income attributable to Net1	$11,289	$18,392	$18,641	$24,632	$72,954
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.20	$0.34	$0.35	$0.46	$1.34
Diluted earnings attributable to Net1 shareholders	$0.20	$0.33	$0.35	$0.46	$1.33

*********************