Form 10-Q
period 2018-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2018-11-14
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 OR

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
YES [X]  NO [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES [X]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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
YES [   ]  NO [X ]

As of November 9, 2018 (the latest practicable date), 56,833,925 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	As restated(A)
	September 30,	June 30,
	2018	2018
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,555	$90,054
Restricted cash (Note 10)	84,778	-
Pre-funded social welfare grants receivable (Note 2)	-	2,965
Accounts receivable, net (Note 3)	113,924	109,683
Finance loans receivable, net (Note 3)	50,811	62,205
Inventory (Note 4)	10,369	12,887
Total current assets before settlement assets	358,437	277,794
Settlement assets (Note 5)	68,566	149,047
Total current assets	427,003	426,841
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – September: $130,655; June: $129,185	25,222	27,054
EQUITY-ACCOUNTED INVESTMENTS (Note 7)	94,241	88,331
GOODWILL (Note 8)	279,158	283,240
INTANGIBLE ASSETS, net (Note 8)	121,824	131,132
DEFERRED INCOME TAXES	8,007	6,312
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 7 and Note 9)	245,150	256,380
TOTAL ASSETS	1,200,605	1,219,290
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 10)	84,778	-
Short-term credit facilities (Note 10)	3,313	-
Accounts payable	23,134	35,055
Other payables	82,292	47,994
Current portion of long-term borrowings (Note 10)	33,937	44,695
Income taxes payable	13,898	5,742
Total current liabilities before settlement obligations	241,352	133,486
Settlement obligations (Note 5)	68,566	149,047
Total current liabilities	309,918	282,533
DEFERRED INCOME TAXES	43,567	46,606
LONG-TERM BORROWINGS (Note 10)	11,660	5,469
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 9)	3,419	38,580
TOTAL LIABILITIES	368,564	373,188
COMMITMENTS AND CONTINGENCIES (Note 19)
REDEEMABLE COMMON STOCK	107,672	107,672
EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 56,833,925; June: 56,685,925	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: September: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	276,865	276,201
TREASURY SHARES, AT COST: September: 24,891,292; June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 1 and 12)	(189,528)	(184,436)
RETAINED EARNINGS (Note 1)	832,426	837,625
TOTAL NET1 EQUITY	632,892	642,519
NON-CONTROLLING INTEREST	91,477	95,911

TOTAL EQUITY	724,369	738,430

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$1,200,605	$1,219,290

(A) – Certain amounts shown here do not correspond to the Company’s 2018 financial statements and reflects an adjustment made, refer to Note 1 See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2018	2017
	(In thousands, except per share
	data)

REVENUE	$125,884	$152,558

EXPENSE

Cost of goods sold, IT processing, servicing and support	72,316	74,652

Selling, general and administration	41,878	43,934

Depreciation and amortization	10,794	8,966

OPERATING INCOME	896	25,006

INTEREST INCOME	1,876	5,044

INTEREST EXPENSE	2,759	2,121

INCOME BEFORE INCOME TAX EXPENSE	13	27,929

INCOME TAX EXPENSE (Note 18)	6,490	10,277

NET (LOSS) INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(6,477)	17,652

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	1,373	2,075

NET (LOSS) INCOME	(5,104)	19,727

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	95	244

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	$(5,199)	$19,483

Net (loss) income per share, in U.S. dollars (Note 14)
Basic (loss) earnings attributable to Net1 shareholders	$(0.09)	$0.34
Diluted (loss) earnings attributable to Net1 shareholders	$(0.09)	$0.34

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2018	2017
	(In thousands)

Net (loss) income	$(5,104)	$19,727

Other comprehensive (loss) income
Movement in foreign currency translation reserve	(13,322)	(13,880)
Movement in foreign currency translation reserve related to equity-accounted investments	5,430	(227)
Total other comprehensive (loss) income, net of taxes	(7,892)	(14,107)

Comprehensive (loss) income	(12,996)	5,620
Add (Less) comprehensive loss (income) attributable to non-controlling interest	2,705	(133)
Comprehensive (loss) income attributable to Net1	$(10,291)	$5,487

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2017 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		Other	Total	Non-		Redeemable
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Controlling		Common
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Interest	Total	Stock

Balance – July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672

Restricted stock granted (Note 13)	588,594				588,594				-		-

Stock-based compensation charge (Note 13)						869			869		869

Reversal of stock compensation charge (Note 13)	(30,635)				(30,635)	(42)			(42)		(42)

Reversal of stock based- compensation charge related to equity-accounted investment						(207)			(207)		(207)

Net income							19,483		19,483	244	19,727

Other comprehensive income								(13,996)	(13,996)	(111)	(14,107)

Balance – September 30, 2017	81,818,988	$80	(24,891,292)	$(286,951)	56,927,696	$274,353	$792,759	$(176,565)	$603,676	$2,899	$606,575	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2018 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		Other	Total	Non-		Redeemabl
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Controlling		Common
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Interest	Total	Stock

Balance – July 1, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$812,426	$(159,237)	$642,519	$95,911	$738,430	$107,672

Correction of error (Note 1)							25,199	(25,199)	-		-

Balance – July 1, 2018 as restated	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$837,625	$(184,436)	$642,519	$95,911	$738,430	$107,672

Restricted stock granted (Note 13)	148,000				148,000				-		-

Stock-based compensation charge (Note 13)						587			587		587

Stock-based compensation charge related to equity-accounted investment (Note 7)						77			77		77

Dividends paid to non-controlling interest										(1,729)	(1,729)

Net (loss) income							(5,199)		(5,199)	95	(5,104)

Other comprehensive loss income (Note 12)								(5,092)	(5,092)	(2,800)	(7,892)

Balance – September 30, 2018	81,725,217	$80	(24,891,292)	$(286,951)	56,833,925	$276,865	$832,426	$(189,528)	$632,892	$91,477	$724,369	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(5,104)	$19,727
Depreciation and amortization	10,794	8,966
Earnings from equity-accounted investments	(1,373)	(2,075)
Interest on Cedar Cell note (Note 7)	(156)	-
Fair value adjustments and re-measurements	(82)	91
Interest payable	110	(88)
Facility fee amortized	87	133
(Profit) Loss on disposal of property, plant and equipment	(127)	105
Stock-based compensation charge, net (Note 13)	587	827
Dividends received from equity accounted investments	-	912
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	14,296	(39,141)
Decrease (Increase) in inventory	2,185	(1,526)
(Decrease) Increase in accounts payable and other payables	(9,480)	3,429
Increase in taxes payable	8,354	8,838
Decrease in deferred taxes	(3,634)	(991)
Net cash provided by (used in) operating activities	16,457	(793)

Cash flows from investing activities
Capital expenditures	(3,118)	(1,473)
Proceeds from disposal of property, plant and equipment	274	316
Proceeds on return of investment (Note 7)	284	-
Investment in Cell C (Note 7)	-	(151,003)
Investment in equity of equity-accounted investments (Note 7)	-	(72,846)
Net change in settlement assets	75,931	212,649
Net cash provided by (used in) investing activities	73,371	(12,357)

Cash flows from financing activities
Proceeds from bank overdraft (Note 10)	84,655	31,880
Repayment of long-term borrowings (Note 10)	(10,260)	(14,260)
Long-term borrowings utilized (Note 10)	7,801	95,431
Dividends paid to non-controlling interest	(1,729)	-
Payment of guarantee fee (Note 10)	(136)	(552)
Repayment of bank overdraft (Note 10)	-	(2,952)
Net change in settlement obligations	(75,931)	(212,649)
Net cash provided by (used in) financing activities	4,400	(103,102)

Effect of exchange rate changes on cash	(949)	(3,846)
Net increase (decrease) in cash, cash equivalents and restricted cash	93,279	(120,098)
Cash, cash equivalents and restricted cash – beginning of period	90,054	258,457
Cash, cash equivalents and restricted cash – end of period (1)	$183,333	$138,359

See Notes to Unaudited Condensed Consolidated Financial Statements

(1) Cash, cash equivalents and restricted cash as of September 30, 2018, includes restricted cash of approximately $84.8 million related to cash withdrawn from the Company’s various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Refer to Note 10 for additional information regarding the Company’s facilities.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2018 and 2017
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2018 and 2017, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     Restatement of Form10-K for the year ended June 30, 2018

     Subsequent to the issuance of the Form 10-K, and as disclosed in the Form 8-K dated November 8, 2018, the Company announced that it would restate its consolidated financial statements for the year ended June 30, 2018, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, due to the identification of an error in its accounting for its investment in an equity security. The Company incorrectly classified and recorded its investment in Cell C Proprietary Limited (“Cell C”), an unlisted company that the Company elected to carry at fair value using the fair value option, as available-for-sale and recorded the change in its fair value of $25.2 million, net of taxation of $7.3 million, in other comprehensive income for the year ended June 30, 2018. The Company has now determined that the investment in Cell C should have been accounted at fair value with changes in fair value recorded in the statement of operations. The tables below present the impact of the restatement on each of the Company’s financial statements for the year ended June 30, 2018:

Consolidated balance sheet
	As of June 30, 2018
	As		As
	Reported	Correction	Restated
		(in thousands)
Accumulated other comprehensive loss	$(159,237)	$(25,199)	$(184,436)
Retained earnings	812,426	25,199	837,625
Total equity	$738,430	$-	$738,430

Consolidated statement of operations
	Year ended June 30, 2018
	As		As
	Reported	Correction	Restated
	(in thousands, except per share data)
Change in fair value of equity securities	$-	$32,473	$32,473
Income before income taxes	67,893	32,473	100,366
Income tax expense	41,353	7,274	48,627
Net income before earnings from equity-accounted investments	26,540	25,199	51,739
Net income	38,270	25,199	63,469
Net income attributable to Net1	$39,150	$25,199	$64,349
Net income per share, in United States dollars:
Basic earnings attributable to Net1 shareholders	0.69	0.44	1.13
Diluted earnings attributable to Net1 shareholders	0.69	0.44	1.13

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Restatement of Form10-K for the year ended June 30, 2018 (continued)

Consolidated statement of comprehensive income
	Year ended June 30, 2018
	As		As
	Reported	Correction	Restated
		(in thousands)
Net income	$38,270	$25,199	$63,469
Net unrealized income on asset available for sale, net of tax	25,199	(25,199)	-
Total other comprehensive income (loss)	3,234	(25,199)	(21,965)
Comprehensive income	$41,504	$-	$41,504

Consolidated statement of changes in equity
	Retained	Accumulated other
	earnings	comprehensive loss
	(in thousands)
As reported – June 30, 2018	$812,426	$(159,237)
Correction of misstatement	25,199	(25,199)
As restated – June 30, 2018	$837,625	$(184,436)

Consolidated statement of cash flows
	Year ended June 30, 2018
	As		As
	Reported	Correction	Restated
		(in thousands)
Net income	$38,270	$25,199	$63,469
Fair value adjustment	212	(32,473)	(32,685)
Increase (Decrease) in deferred taxes	(1,308)	7,274	5,966
Net cash provided by operating activities	$132,605	$-	$132,605

     The restatement does not affect the current financial results reported on this Quarterly Report on Form 10-Q. For more information concerning the restatement, please see the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on November 8, 2018.

     Recent accounting pronouncements adopted

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was originally set to be effective for the Company beginning July 1, 2017, however in August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance deferred the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies may elect to adopt the standard along the original timeline. The guidance became effective for the Company beginning July 1, 2018. The Company elected the modified retrospective transition method upon adoption of this guidance. The adoption of this guidance did not have a material impact on the Company’s financial statements, except for the additional footnote disclosures provided.

     In January 2016, the FASB issued guidance regarding Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance requires changes in the fair value of the Company’s equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income. In addition, the guidance clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance became effective for the Company beginning July 1, 2018, and early adoption is not permitted, with certain exceptions. The amendments are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements.

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements adopted (continued)

     Equity securities are measured at fair value. The Company may elect to measure equity securities without readily determinable fair values at cost with adjustments for observable changes in price or impairments for the identical or a similar investment of the same issuer. We perform a qualitative assessment on a quarterly basis and recognize an impairment loss if there are sufficient indicators that the fair value of the equity security is less than carrying value. There were no changes in the fair value of our equity securities recorded during the three months ended September 30, 2018. Changes in fair value will be recorded in our condensed consolidated statement of operations in future periods within a caption titled “changes in fair value of equity securities”

     In June 2016, the FASB issued guidance regarding Classification of Certain Cash Receipts and Cash Payments. The guidance is intended to reduce diversity in practice and explains how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables.

     This guidance became effective for the Company beginning July 1, 2018, and must be applied retrospectively. The Company has elected to classify distributions received from equity method investees using the nature of the distribution approach. This election requires the Company to evaluate each distribution received on the basis of the source of the payment and classify the distribution as either operating cash inflows or investing cash inflows. The adoption of this guidance did not have a material impact on the Company’s financial statements and the Company was not required to make any retrospective adjustments.

     In January 2017, the FASB issued guidance regarding Clarifying the Definition of a Business. This guidance provides a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance became effective for the Company beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

     In January 2017, the FASB issued guidance regarding Simplifying the Test for Goodwill Impairment. This guidance removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The guidance is effective for the Company beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt this guidance beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

     In May 2017, the FASB issued guidance regarding Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance became effective for the Company beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

     In June 2018, the FASB issued guidance regarding Improvements to Nonemployee Share-Based Payment Accounting. The guidance simplifies the accounting for share-based payments granted to non-employees for goods and services and aligns the guidance for these share-based payments with guidance applicable to accounting for share-based payments granted to employees. The guidance is effective for the Company beginning July 1, 2019. Early adoption is permitted. The Company has elected to early adopt this guidance beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

     Recent accounting pronouncements not yet adopted as of September 30, 2018

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

     Recent accounting pronouncements not yet adopted as of September 30, 2018 (continued)

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

     In August 2018, the FASB issued guidance regarding Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements related to fair value measurement. This guidance is effective for the Company beginning July 1, 2020. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

2. Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents primarily amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The Company’s contract with the South African Social Security Agency expired on September 30, 2018, and therefore the Company no longer pre-funds social welfare grants. The July 2018 payment service commenced on July 1, 2018 but the Company pre-funded certain merchants participating in the merchant acquiring systems on the last day of June 2018.

3. Accounts receivable, net and finance loans receivable, net

    Accounts receivable, net

The Company’s accounts receivable, net, as of September 30, 2018 and June 30, 2018, is presented in the table below:

	September 30,	June 30,
	2018	2018
Accounts receivable, trade, net	$38,240	$49,365
Accounts receivable, trade, gross	39,632	50,466
Allowance for doubtful accounts receivable, end of period	1,392	1,101
Beginning of year	1,101	1,255
Reversed to statement of operations	(2)	(47)
Charged to statement of operations	1,089	642
Utilized	(832)	(776)
Foreign currency adjustment	36	27
Current portion of payments to agents in South Korea amortized over the contract period	20,695	21,971
Payments to agents in South Korea amortized over the contract period	36,641	39,554
Less: Payments to agents in South Korea amortized over the contract period included in other long-term assets (Note 7)	15,946	17,582
Loans provided to Finbond	1,074	1,107
Contingent purchase consideration	8,033	-
Other receivables	45,882	37,240
Total accounts receivable, net	$113,924	$109,683

3. Accounts receivable, net and finance loans receivable, net (continued)

     Finance loans receivable, net

     The Company’s finance loans receivable, net, as of September 30, 2018 and June 30, 2018, is presented in the table below:

	September
	30,	June 30,
	2018	2018
Microlending finance loans receivable, net	$46,078	$57,504
Microlending finance loans receivable, gross	52,453	61,743
Allowance for doubtful microlending finance loans receivable, end of period	6,375	4,239
Beginning of year	4,239	3,717
Charged to statement of operations	4,271	4,348
Utilized	(2,117)	(3,588)
Foreign currency adjustment	(18)	(238)
Working capital finance receivable, net	3,834	3,959
Working capital finance receivable, gross	16,180	16,123
Allowance for doubtful working capital finance receivable, end of period	12,346	12,164
Beginning of year	12,164	3,752
Charged to statement of operations	181	8,415
Foreign currency adjustment	1	(3)
Current portion of other finance loans receivable	899	742
Total other finance loans receivable	17,060	13,025
Less included in other long-term assets	16,161	12,283
Total finance loans receivable, net	$50,811	$62,205

4. Inventory

     The Company’s inventory comprised the following category as of September 30, 2018 and June 30, 2018.

	September 30,	June 30,
	2018	2018
Finished goods	$10,369	$12,887
	$10,369	$12,887

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

               Currency exchange risk

     The Company is subject to currency exchange risk because it purchases inventories that it is required to settle in other currencies, primarily the euro and U.S. dollar. The Company has used forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand (“ZAR”), on the one hand, and the U.S. dollar and the euro, on the other hand.

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

               Credit risk (continued)

     With respect to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of “B” (or its equivalent) or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

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

6. Fair value of financial instruments (continued)

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

          Asset measured at fair value using significant unobservable inputs – investment in Cell C

     The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a leading mobile telecoms provider in South Africa. The Company has developed an adjusted EV/EBITDA multiple valuation model in order to determine the fair value of the Cell C shares. The primary inputs to the valuation model as of September 30, 2018, are unchanged from June 30, 2018. The primary inputs to the valuation model are Cell C’s annualized adjusted EBITDA for the 11 months ended June 30, 2018, of ZAR 3.9 billion ($275.8 million, translated at exchange rates applicable as of September 30, 2018), an EBITDA multiple of 6.75, Cell C’s net external debt of ZAR 8.8 billion ($622.3 million, translated at exchange rates applicable as of September 30, 2018) and a marketability discount of 10% as Cell C is not currently listed, but has publicly stated its intention to list. The EBITDA multiple was determined based on an analysis of Cell C’s peer group, which comprises various African and emerging market mobile telecommunications operators. The fair value of Cell C utilizing the adjusted EV/EBITDA valuation model developed by the Company is sensitive to the following inputs: (i) the Company’s determination of adjusted EBITDA (ii) the EBITDA multiple used and (iii) the marketability discount used. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

     The following table presents the impact of a 0.50 increase and 0.50 decrease to the EBITDA multiple used in the Cell C valuation on the September 30, 2018, carrying value of the Company’s Cell C investment (all amounts translated at exchange rates applicable as of September 30, 2018):

Sensitivity for
fair value of
Cell C investment
EBITDA multiple of 6.25 times	$149,179
EBITDA multiple of 6.75 times	$167,835
EBITDA multiple of 7.25 times	$186,490

     The fair value of the Cell C shares as of September 30, 2018, represented approximately 14% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and it is not concerned with short-term equity price volatility with respect to these shares provided that the underlying business, economic and management characteristics of the company remain sound.

          Liability measured at fair value using significant unobservable inputs – DNI contingent consideration

     The salient terms of the Company’s investment in DNI is described in Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018. Under the terms of its subscription agreements with DNI, the Company has agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($28.3 million, translated at exchange rates applicable as of September 30, 2018), in cash, subject to the achievement of certain performance targets by DNI. The Company expects to pay the additional amount during the first quarter of the year ended June 30, 2020, and has recorded an amount of ZAR 379.6 million ($26.8 million) and ZAR 373.6 million ($27.2 million), in other payables in its unaudited condensed consolidated balance sheet as of September 30, 2018, and in long-term liabilities as of June 30, 2018, respectively, which amount represents the present value of the ZAR 400.0 million to be paid (amounts translated at exchange rates applicable as of September 30, 2018 and June 30, 2018, respectively).

6. Fair value of financial instruments (continued)

     Financial instruments (continued)

          Liability measured at fair value using significant unobservable inputs – DNI contingent consideration (continued)

     The present value of ZAR 379.6 million has been calculated using the following assumptions (a) the maximum additional amount of ZAR 400.0 million will be paid on August 1, 2019 and (b) an interest rate of 6.3% (the rate used to calculate interest earned by the Company on its surplus South African funds) has been used to discount the ZAR 400.0 million to its present value as of September 30, 2018. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

          Derivative transactions - Foreign exchange contracts

     As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “B” (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy.

     The Company’s outstanding foreign exchange contracts are as follows as of September 30, 2018:

Fair market
Notional amount	Strike price	value price	Maturity
USD 269,800	ZAR 14.2023	ZAR 14.1489	October 2, 2018
USD 280,000	ZAR 15.2480	ZAR 14.2466	November 23, 2018
USD 420,000	ZAR 15.3071	ZAR 14.2993	December 21, 2018
USD 420,000	ZAR 15.3801	ZAR 14.3647	January 25, 2019
USD 140,000	ZAR 15.4386	ZAR 14.4168	February 22, 2019
USD 420,000	ZAR 15.4939	ZAR 14.4652	March 20, 2019
USD 420,000	ZAR 15.5704	ZAR 14.5334	April 26, 2019

     The Company had no outstanding foreign exchange contracts as of June 30, 2018.

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, according to the fair value hierarchy:

	Quoted price in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Cell C	$-	$-	$167,835	$167,835
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	598	-	-	598
Fixed maturity investments (included in cash and cash equivalents)	7,853	-	-	7,853
Other	-	18	-	18
Total assets at fair value	$8,451	$18	$167,835	$176,304
Liabilities
DNI contingent consideration	$-	$-	$26,839	$26,839
Foreign exchange contracts	-	152	-	152
Total liabilities at fair value	$-	$152	$26,839	$26,991

6. Fair value of financial instruments (continued)

     Financial instruments (continued)

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, according to the fair value hierarchy:

	Quoted price in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Cell C	$-	$-	$172,948	$172,948
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	610	-	-	610
Fixed maturity investments (included in cash, cash equivalents and restricted cash)	8,304	-	-	8,304
Other	-	18	-	18
Total assets at fair value	$8,914	$18	$172,948	$181,880
Liabilities
DNI contingent consideration	$-	$-	$27,222	$27,222
Total liabilities at fair value	$-	$-	$27,222	$27,222

     There have been no transfers in or out of Level 3 during the three months ended September 30 2018 and 2017, respectively.

     Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2018:

Assets	Carrying value
Balance as at June 30, 2018	$172,948
Foreign currency adjustment	(5,113)
Balance as of September 30, 2018	$167,835
Liabilities
Balance as at June 30, 2018	$27,222
Accretion of interest	422
Foreign currency adjustment(1)	(805)
Balance as of September 30, 2018	$26,839

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand and the U.S. dollar on the carrying value.

     Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2017:

Carrying value
Assets
Acquisition of investment in Cell C	$151,003
Foreign currency adjustment	(3,530)
Balance as of September 30, 2017	$147,473

      (1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand and the U.S. dollar on the carrying value.

          Assets measured at fair value on a nonrecurring basis

     We measure equity investments without readily determinable fair values on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

7. Equity-accounted investments and other long-term assets

     Refer to Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018, for additional information regarding its equity-accounted investments and other long-term assets.

     Equity-accounted investments

          The Company’s ownership percentage in its equity-accounted investments as of September 30, 2018 and June 30, 2018, was as follows:

	September	June 30,
	30, 2018	2018
Bank Frick & Co AG (“Bank Frick”)	35%	35%
Fanaka Holdings (Pty) Ltd (“Fanaka”)	40%	-
Finbond Group Limited (“Finbond”)	29%	29%
OneFi Limited (formerly KZ One) (“OneFi”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
Speckpack Field Services (Pty) Ltd (“Speckpack”)	50%	50%
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

          Finbond

          As of September 30, 2018, the Company owned 267,672,032 shares in Finbond. Finbond is listed on the Johannesburg Stock Exchange and its closing price on September 28, 2018, the last trading day of the quarter, was R3.60 per share. The market value of the Company’s holding in Finbond on September 30, 2018 was ZAR 1.0 billion ($72 million translated at exchange rates applicable as of September 30, 2018). On July 11, 2018, the Company, pursuant to its election, received an additional 6,602,551 shares in Finbond as a capitalization share issue in lieu of a dividend.

          V2 Limited

          On October 4, 2018, the Company acquired a 50% voting and economic interest in V2 Limited (“V2”) for $2.5 million. V2 is an Africa-focused technology provider dedicated to providing financial inclusion to the roughly one billion underbanked citizens on the continent. The Company has committed to provide V2 with a further equity contribution of $2.5 million and a working capital facility of $5.0 million, which are both subject to the achievement of certain pre-defined objectives. V2 will have access to license Zapper’s quick response (“QR”) payment technology as well as the Company’s various payment solutions such as UEPS/EMV and mobile virtual card. Zapper’s QR technology and payment platform is one of the most advanced and complete QR payment offerings, and it has operations currently in South Africa, the United Kingdom and the United States. V2 will partner with Zapper to launch ZappGroup Africa, a company focused on deploying a universal white-label QR payment solution.

7. Equity-accounted investments and other long-term assets (continued)

     Equity-accounted investments (continued)

     Summarized below is the movement in equity-accounted investments during the three months ended September 30, 2018:

	Bank
	Frick	Finbond	Other(1)	Total
Investment in equity:
Balance as of June 30, 2018	$48,129	$30,958	$6,092	$85,179
Acquisition of shares	-	1,920	-	1,920
Stock-based compensation	-	77	-	77
Comprehensive income (loss):	(588)	7,305	86	6,803
Other comprehensive loss	-	5,430	-	5,430
Equity accounted earnings (loss)	(588)	1,875	86	1,373
Share of net income	162	1,852	86	2,100
Amortization of acquired intangible assets	(189)	-	-	(189)
Deferred taxes on acquired intangible assets	45	-	-	45
Dilution resulting from corporate transactions	-	23	-	23
Other	(606)	-	-	(606)
Dividends received	-	(1,920)	-	(1,920)
Return on investment	-	-	(284)	(284)
Foreign currency adjustment(2)	435	(1,059)	(57)	(681)
Balance as of September 30, 2018	$47,976	$37,281	$5,837	$91,094

Investment in loans:
Balance as of June 30, 2018	$-	$-	$3,152	$3,152
Foreign currency adjustment(2)	-	-	(5)	(5)
Balance as of September 30, 2018	$-	$-	$3,147	$3,147

	Equity	Loans	Total
Carrying amount as of:
June 30, 2018	$85,179	$3,152	$88,331
September 30, 2018	$91,094	$3,147	$94,241

(1) Includes OneFi, SmartSwitch Namibia, Speckpack, Fanaka and Walletdoc;
(2) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Swiss franc, Nigerian naira and Namibian dollar, and the U.S. dollar on the carrying value.

     Other long-term assets

     Summarized below is the breakdown of other long-term assets as of September 30, 2018, and June 30, 2018:

	September 30,	June 30,
	2018	2018

Total equity investments	$194,570	$199,865
Investment in 15% of Cell C, at fair value (Note 6)	167,835	172,948
Investment in 12% of MobiKwik, at fair value(1)	26,735	26,917
Total held to maturity investments	10,551	10,395
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	10,551	10,395
Long-term portion of payments to agents in South Korea amortized over the contract period	15,946	17,582
Long-term portion of other finance loans receivable	16,161	12,283
Contingent purchase consideration	-	9,064
Policy holder assets under investment contracts (Note 9)	598	610
Reinsurance assets under insurance contracts (Note 9)	619	633
Other long-term assets	6,705	5,948
Total other long-term assets	$245,150	$256,380

          (1) The Company has determined that MobiKwik does not have readily determinable fair value and has therefore elected to recorded this investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company accounted for its investment in MobiKwik at cost as of June 30, 2018.

7. Equity-accounted investments and other long-term assets (continued)

     Other long-term assets (continued)

     Summarized below are the components of the Company’s held to maturity investments as of September 30, 2018:

		Unrealized	Unrealized
		holding	holding	Carrying
	Cost basis	gains	losses	value
Held to maturity:
Investment in Cedar Cellular notes	$9,000	$1,551	$-	$10,551
Total	$9,000	$1,551	$-	$10,551

     Summarized below are the components of the Company’s held to maturity investments as of June 30, 2018:

		Unrealized	Unrealized
		holding	holding	Carrying
	Cost basis	gains	losses	value
Held to maturity:
Investment in Cedar Cellular notes	$9,000	$1,395	$-	$10,395
Total	$9,000	$1,395	$-	$10,395

     The unrealized holding gains related to the investment in Cedar Cellular notes were recorded in interest income in the consolidated statement of operations. Interest on this investment will only be paid, at Cedar Cellular’s election, on maturity in August 2022. The Company’s effective interest rate on the Cedar Cellular note is 19.15% as of September 30, 2018, and it has recognized unrealized holding gains of $0.2 million during the three months ended September 30, 2018, which includes unrealized losses attributable to changes in the effective interest rate.

     Contractual maturities of held to maturity investments

     Summarized below is the contractual maturity of the Company’s held to maturity investment as of September 30, 2018:

Estimated
	Cost	fair
	basis	value(1)
Due in one year or less	$-	$-
Due in one year through five years	9,000	9,625
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$9,000	$9,625

     (1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the Company’s portion of the security provided to the Company by Cedar Cellular, namely, Cedar Cellular’s investment in Cell C.

8. Goodwill and intangible assets, net

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2018:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2018	$304,013	$(20,773)	$283,240
Foreign currency adjustment(1)	(5,152)	1,070	(4,082)
Balance as of September 30, 2018	$298,861	$(19,703)	$279,158

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

8. Goodwill and intangible assets, net (continued) Goodwill (continued)

     Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2018	$20,946	$123,948	$138,346	$283,240
Foreign currency adjustment(1)	(618)	456	(3,920)	(4,082)
Balance as of September 30, 2018	$20,328	$124,404	$134,426	$279,158

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

     Intangible assets

          Carrying value and amortization of intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2018 and June 30, 2018:

	As of September 30, 2018			As of June 30, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$193,995	$(80,786)	$113,209	$197,676	$(76,237)	$121,439
Software and unpatented technology	34,175	(32,546)	1,629	35,730	(32,342)	3,388
FTS patent	2,709	(2,709)	-	2,792	(2,792)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks and brands	12,345	(6,147)	6,198	11,101	(5,589)	5,512
Total finite-lived intangible assets	247,730	(126,694)	121,036	251,805	(121,466)	130,339
Indefinite-lived intangible assets:
Financial institution license	788	-	788	793	-	793
Total indefinite-lived intangible assets	788	-	788	793	-	793
Total intangible assets	$248,518	$(126,694)	$121,824	$252,598	$(121,466)	$131,132

     Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2018 and 2017, was approximately $6.0 million and $2.8 million, respectively.

     Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on September 30, 2018, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2019	$24,469
Fiscal 2020	19,285
Fiscal 2021	13,811
Fiscal 2022	10,604
Fiscal 2023	10,604
Thereafter	48,473
Total future estimated annual amortization expense	$127,246

9. Reinsurance assets and policyholder liabilities under insurance and investment contracts

     Reinsurance assets and policyholder liabilities under insurance contracts

     Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the three months ended September 30, 2018:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2018	$633	$(2,032)
Increase in policyholder benefits under insurance contracts	169	(2,901)
Claims and policyholders’ benefits under insurance contracts .	(164)	2,690
Foreign currency adjustment(3)	(19)	61
Balance as of September 30, 2018	$619	$(2,182)

     (1) Included in other long-term assets.
     (2) Included in other long-term liabilities.
     (3) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

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

     Assets and policyholder liabilities under investment contracts

     Summarized below is the movement in assets and policyholder liabilities under investment contracts during the three months ended September 30, 2018:

		Investment
	Assets(1)	contracts(2)
Balance as of June 30, 2018	$610	$(610)
Increase in policyholder benefits under investment contracts	6	(6)
Foreign currency adjustment(3)	(18)	18
Balance as of September 30, 2018	$598	$(598)

     (1) Included in other long-term assets.
     (2) Included in other long-term liabilities.
     (3) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

     The Company does not offer any investment products with guarantees related to capital or returns.

10. Borrowings

     South Africa

     The amounts below have been translated at exchange rates applicable as of the dates specified.

          July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings

               Long-term borrowings – Facilities A, B, C and D

     The Company’s South African amended July 2017 Facilities agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018. The carrying value of these long-term borrowings as of September 30, 2018, was ZAR 529.9 million ($37.5 million), net of deferred fees of ZAR 2.6 million ($0.2 million), and the carrying amount approximated its fair value. Interest on these term loans is payable on the last business day of March, June, September and December of each year and on the final maturity date based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 2.75% . The JIBAR has been set at 7.00% for the period to December 28, 2018, in respect of the loans provided under the South African long-term facilities agreement. The next scheduled principal repayment of ZAR 151.3 million ($10.7 million, translated at exchange rates applicable as of September 30, 2018) is due on December 28, 2018.

               Short-term facility - Facility E

     On September 26, 2018, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”) further amended its amended July 2017 Facilities agreement with Rand Merchant Bank, a division of FirstRand Bank Limited (“RMB”) to include an overdraft facility (“Facility E”) of up to ZAR 1.5 billion ($106.1 million) to fund the Company’s ATMs. Interest on the overdraft facility is payable on the last day of each month and on the final maturity date based on South African prime rate less a margin of 1.00% . The overdraft facility matures on September 26, 2019. The overdraft facility amount utilized must be repaid in full within one month of utilization and at least 90% of the amount utilized must be repaid with 25 days. The overdraft facility is secured by a pledge by Net1 SA of, among other things, cash and certain bank accounts utilized in the Company’s ATM funding process, the cession of an insurance policy with Senate Transit Underwriters Managers Proprietary Limited, and any rights and claims Net1 SA has against Grindrod Bank Limited. The Company paid a non-refundable origination fee of approximately ZAR 3.6 million ($0.2 million) in October 2018. As at September 30, 2018, the Company had utilized approximately ZAR 1.1 billion ($76.6 million translated at exchange rates applicable as of September 30, 2018) of this overdraft facility. This ZAR 1.5 billion overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The prime rate on September 30, 2018, was 10.0% .

          Nedbank facility, comprising short-term facilities

     As of September 30, 2018, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 700.0 million ($49.5 million) and consists of (i) a primary amount of up to ZAR 450 million ($31.8 million), (ii) a temporary amount of ZAR 250.0 million ($17.7 million), and (iii) a secondary amount, which has been temporarily withdrawn as discussed below. The primary amount comprises an overdraft facility of (i) up to ZAR 300 million ($21.2 million), which is further split into (a) a ZAR 250.0 million ($17.7 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.5 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($10.6 million), which include letters of guarantees, letters of credit and forward exchange contracts. The temporary amount has been made available until January 31, 2019, at which time any amount utilized must be repaid in full and the secondary amount of ZAR 200.0 million ($14.1 million) will be made available again. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund our ATMs is considered restricted cash.

     As of September 30, 2018, the interest rate on the overdraft facility was 8.85% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a South African subsidiary, as well as all of its rights, title and interest in an insurance policy issued by Fidelity Risk Proprietary Limited as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

     As of September 30, 2018, the Company has utilized approximately ZAR 115.6 million ($8.2 million) of its ZAR 250 million overdraft facility to fund ATMs. As of September 30, 2018 and June 30, 2018, the Company had utilized approximately ZAR 132.2 million ($9.3 million) and ZAR 108.0 million ($7.9 million), respectively, of its indirect and derivative facilities of ZAR 150 million to enable the bank to issue guarantee, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 19).

10. Borrowings (continued)

     South Africa (continued)

          June 2018 Facility, a long-term borrowing

     The Company’s South African long-term facility agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018. The current carrying value as of September 30, 2018, was ZAR 115.0 million ($8.1 million). Interest on the revolving credit facility is payable quarterly based on JIBAR in effect from time to time plus a margin of 2.75% . The Company paid a non-refundable origination fee of approximately ZAR 2.0 million ($0.1 million) during the three months ended September 30, 2018.

     United States, a short-term facility

     On September 14, 2018, the Company renewed its $10.0 million overdraft facility from Bank Frick. The interest rate on the facilities is 4.50% plus 3-month US dollar LIBOR and interest is payable quarterly commencing on September 30, 2018. The 3-month US dollar LIBOR rate was 2.39838% on September 28, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice. The facility is secured by a pledge of the Company’s investment in Bank Frick. As of September 30, 2018, the Company had utilized approximately $3.3 million of this facility.

     South Korea, comprising long-term borrowings

     The Company’s South Korean senior secured loan facility is described in Note 14 to its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018. On July 29, 2017, the Company utilized approximately KRW 0.3 billion ($0.3 million) of its Facility C revolving credit facility to pay interest due on the Company’s South Korean senior secured loan facility. On October 20, 2017, the Company made an unscheduled repayment of $16.6 million and settled the full outstanding balance, including interest, related to these borrowings.

     Movement in short-term credit facilities

     Summarized below are the Company’s short-term facilities as of September 30, 2018, and the movement in the Company’s short-term facilities from as of June 30, 2018 to as of September 30, 2018:

	South Africa		United States
	Amended
	July 2017	Nedbank	Bank Frick	Total
Short-term facilities as of September 30, 2018:	$106,054	$49,492	$10,000	$165,546
Overdraft	-	21,211	10,000	31,211
Overdraft restricted as to use for ATM funding only	106,054	17,676	-	123,730
Indirect and derivative facilities	-	10,605	-	10,605

Movement in utilized overdraft facilities:
Balance as of June 30, 2018	-	-	-	-
Utilized	73,500	7,842	3,313	84,655
Foreign currency adjustment(1)	3,105	331	-	3,436
Balance as of September 30, 2018	76,605	8,173	3,313	88,091
Restricted as to use for ATM funding only	76,605	8,173	-	84,778
No restrictions as to use	-	-	3,313	3,313

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2018	-	7,871	-	7,871
Guarantees cancelled	-	(848)	-	(848)
Utilized	-	2,436	-	2,436
Foreign currency adjustment(1)	-	(110)	-	(110)
Balance as of September 30, 2018	$-	$9,349	$-	$9,349

     (1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

10. Borrowings (continued)

     Movement in long-term borrowings

     Summarized below is the movement in the Company’s long term borrowing from as of June 30, 2018 to as of September 30, 2018:

	South Africa
	Amended	June 2018
	July 2017	Facility	Total

Included in current portion of long-term borrowings	$44,695	$-	$44,695
Included in long-term borrowings	5,469	-	5,469
Balance as of June 30, 2018	50,164	-	50,164
Utilized	-	7,801	7,801
Repaid	(10,260)	-	(10,260)
Foreign currency adjustment(1)	(2,438)	330	(2,108)
Balance as of September 30, 2018	37,466	8,131	45,597
Included in current portion of long-term borrowings	33,937	-	33,937
Included in long-term borrowings	$3,529	$8,131	$11,660

     (1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

     The Company paid a non-refundable deal origination fee of approximately ZAR 6.3 million ($0.6 million) in August 2017. Interest expense incurred under the Company’s South African long-term borrowing during the three months ended September 30, 2018 and 2017, was $1.1 million and $1.7 million, respectively. The prepaid facility fees amortization charged included in interest expense during each of the three months ended September 30, 2018 and 2017, was $0.1 million, respectively.

     Interest expense incurred under the Company South Korean long-term borrowings during the three months ended September 30, 2017, was $0.2 million and prepaid facility fees amortized were $0.03 million.

11. Capital structure

     The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the three months ended September 30, 2018 and 2017, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the three months ended September 30, 2018 and 2017, respectively:

	September 30,	September 30,
	2018	2017

Number of shares, net of treasury:
Statement of changes in equity	56,833,925	56,927,696
Less: Non-vested equity shares that have not vested (Note 13)	860,817	1,007,182
Number of shares, net of treasury excluding non- vested equity shares that have not vested	55,973,108	55,920,514

12. Accumulated other comprehensive loss

     The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2018:

	Three months ended
	September 30, 2018
		Accumulated
		net
		unrealized
	Accumulated	income on
	foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2018 (as reported, refer to Note 1)	$(184,436)	$25,199	$(159,237)
Correction of error (Note 1)	-	(25,199)	(25,199)
Balance as of June 30, 2018 (as restated, refer to Note 1)	$(184,436)	$-	$(184,436)
Movement in foreign currency translation reserve related to equity- accounted investment	5,430	-	5,430
Movement in foreign currency translation reserve	(10,522)	-	(10,522)
Balance as of September 30, 2018	$(189,528)	$-	$(189,528)

     There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the three months ended September 30, 2018 or 2017.

13. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the three months ended September 30, 2018 and 2017:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractu	intrinsic	grant date
	Number of	price	al term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2018	809,274	13.99	2.67	370	4.20
Granted – September 2018	600,000	6.20	10.00	1,212	2.02
Forfeitures	(200,000)	24.46			7.17
Outstanding – September 30, 2018	1,209,274	8.41	6.59	1,322	2.62

Outstanding – June 30, 2017	846,607	13.87	3.80	486	4.21
Forfeitures	(37,333)	11.23			4.55
Outstanding – September 30, 2017	809,274	13.99	3.40	468	4.20

     During the three months ended September 30, 2018, 600,000 stock options were awarded to executive officers and employees. No stock options were awarded during the three months ended September 30, 2017. During the three months ended September 30, 2018, executive officers forfeited 200,000 stock options granted in August 2008, with a strike price of $24.46 per share, as these stock options expired unexercised. During the three months ended September 30, 2017, employees forfeited 37,333 stock options.

     The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 750 day volatility. The estimated expected life of the option was determined based on historical behavior of employees who were granted options with similar terms.

13. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Options (continued)

     The table below presents the range of assumptions used to value options granted during the three months ended September 30, 2018:

Three months
ended
September 30,
2018
Expected volatility	44%
Expected dividends	0%
Expected life (in years)	3
Risk-free rate	2.75%

     The following table presents stock options vested and expected to vest as of September 30, 2018:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)

Vested and expected to vest – September 30, 2018	1,209,274	8.41	6.59	1,322

     These options have an exercise price range of $6.20 to $13.16.

     The following table presents stock options that are exercisable as of September 30, 2018:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – September 30, 2018	609,274	10.56	3.22	242

     During the three months ended September 30, 2018, no stock options became exercisable. However, during the three months ended September 30, 2017 105,982 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

13. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

     Restricted stock

     The following table summarizes restricted stock activity for the three months ended September 30, 2018 and 2017:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2018	765,411	6,162
Granted – September 2018	148,000	114
Vested – August 2018	(52,594)	459
Non-vested – September 30, 2018	860,817	5,785

Non-vested – June 30, 2017	505,473	11,173
Granted – August 2017	588,594	4,288
Vested – August 2017	(56,250)	527
Forfeitures	(30,635)	358
Non-vested – September 30, 2017	1,007,182	9,689

     The September 2018 grants comprise 148,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting. The August 2017 grants comprise (i) 326,000 shares of restricted stock awarded to executive officers and employees that are subject to time-based vesting, (ii) 210,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting, and (iii) 52,594 shares of restricted stock awarded to non-employee directors.

     The 326,000 shares of restricted stock will only vest if the recipient is employed by the Company on a full-time basis on August 23, 2020. The 52,594 shares of restricted stock awarded to non-employee directors in August 2017 vested on August 23, 2018. During the three months ended September 30, 2017, 56,250 shares of restricted stock granted to non-employee directors vested and employees forfeited 30,635 shares of restricted stock with either market or performance conditions upon their termination from the Company.

               Market Conditions - Restricted Stock Granted in September 2018

     The 148,000 shares of restricted stock awarded to executive officers in September 2018 are subject to time-based and performance-based (a market condition) vesting conditions and vest in full only on the date, if any, that the following conditions are satisfied: (1) the price of the Company’s common stock must equal or exceed certain agreed VWAP levels (as described below) during a measurement period commencing on the date that it files its Annual Report on Form 10-K for the fiscal year ended 2021 and ending on December 31, 2021 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $23.00 price target represents an approximate 55% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $6.20 closing price on September 7, 2018.

     The VWAP levels and vesting percentages related to such levels are as follows:

  Below $15.00 (threshold)—0%
  At or above $15.00 and below $19.00—33%
  At or above $19.00 and below $23.00—66%
  At or above $23.00—100%

     The fair value of these shares of restricted stock was calculated using a Monte Carlo simulation of a stochastic volatility process. The choice of a stochastic volatility process as an extension to the standard Black Scholes process was driven by both observation of larger than expected moves in the daily time series for the Company’s VWAP price, but also the observation of the strike structure of volatility (i.e. skew and smile) for out-of-the money calls and out-of-the money puts versus at-the-money options for both the Company’s stock and NASDAQ futures.

13. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock (continued)

               Market Conditions - Restricted Stock Granted in September 2018 (continued)

     In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. In its calculation of the fair value of the restricted stock, the Company used an average volatility of 37.4% for the VWAP price, a discounting based on USD overnight indexed swap rates for the grant date, and no future dividends. The average volatility was extracted from the time series for VWAP prices as the standard deviation of log prices for the three years preceding the grant date. The mean reversion of volatility and the volatility of volatility parameters of the stochastic volatility process were extracted by regressing log differences against log levels of volatility from the time series for at-the-money options 30 day volatility quotes, which were available from January 2, 2018 onwards.

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

13. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock (continued)

               Performance Conditions - Restricted Stock Granted in August 2016 (continued)

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

     The fair value of restricted stock vesting during the three months ended September 30, 2018 and 2017, was $0.5 million.

     Stock-based compensation charge and unrecognized compensation cost

     The Company recorded a stock-based compensation charge during each of the three months ended September 30, 2018 and 2017 of $0.6 million and $0.8 million respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2018
Stock-based compensation charge	$587	-	$587
Total – three months ended September 30, 2018	$587	$-	$587

Three months ended September 30, 2017
Stock-based compensation charge	$869	$-	$869
Reversal of stock compensation charge related to restricted stock forfeited	(42)	-	(42)
Total – three months ended September 30, 2017	$827	$-	$827

     The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

     As of September 30, 2018, the total unrecognized compensation cost related to stock options was approximately $1.2 million, which the Company expects to recognize over approximately three years. As of September 30, 2018, the total unrecognized compensation cost related to restricted stock awards was approximately $3.1 million, which the Company expects to recognize over approximately two years.

     As of each of September 30, 2018 and June 30, 2018, respectively, the Company recorded a deferred tax asset of approximately $0.7 million, related to the stock-based compensation charge recognized related to employees of Net1. As of each of September 30, 2018, and June 30, 2018, respectively, the Company recorded a valuation allowance of approximately $0.7 million related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14. Earnings per share

     The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended September 30, 2018 or 2017. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018.

     Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2018 and 2017, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

14. Earnings per share (continued)

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

     The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2016, August 2017, March 2018, May 2018 and September 2018 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in September 2018, March 2018, August 2017 and August 2016 are discussed in Note 13 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018.

     The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2018	2017
	(in thousands except
	percent and
	per share data)
Numerator:
Net (loss) income attributable to Net1	($5,199)	$19,483
Undistributed (loss) earnings	(5,199)	19,483
Percent allocated to common shareholders (Calculation 1)	99%	99%
Numerator for earnings per share: basic and diluted	($5,128)	$19,267

Denominator:
Denominator for basic (loss) earnings per share: weighted-average common shares outstanding	55,951	56,562
Effect of dilutive securities:
Stock options	50	47
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assumed conversion	56,001	56,609

(Loss) Earnings per share:
Basic	$(0.09)	$0.34
Diluted	$(0.09)	$0.34

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,951	56,562
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,723	57,196
Percent allocated to common shareholders (A) / (B)	99%	99%

     Options to purchase 503,698 shares of the Company’s common stock at prices ranging from $8.75 to $13.16 per share were outstanding during the three months ended September 30, 2018, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of September 30, 2018.

15. Supplemental cash flow information

     The following table presents supplemental cash flow disclosures for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,
	2018	2017

Cash received from interest	$2,077	$5,286

Cash paid for interest	$3,066	$2,088

Cash paid for income taxes	$1,343	$2,036

16. Revenue recognition

     The Company is a leading provider of transaction processing services, financial inclusion products and services and secure payment technology. The Company operates market-leading payment processors in South Africa and internationally. The Company offers debit, credit and prepaid processing and issuing services for all major payment networks. In South Africa, The Company provides innovative low-cost financial inclusion products, including banking, lending and insurance, and is a leading distributor of mobile subscriber starter packs for Cell C, a South African mobile network operator.

     Disaggregation of revenue

     The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the three months ended September 30, 2018:

			Rest of
	South		the
	Africa	Korea	world	Total
South African transaction processing
Processing fees	$30,229	$-	$-	$30,229
Welfare benefit distributions fees	3,086	-	-	3,086
Other	1,148	-	-	1,148
Sub-total	34,463	-	-	34,463
International transaction processing
Processing fees	-	34,589	2,655	37,244
Other	-	1,962	181	2,143
Sub-total	-	36,551	2,836	39,387
Financial inclusion and applied technologies
Telecom products and services	19,147	-	-	19,147
Account holder fees	10,605	-	-	10,605
Lending revenue	9,977	-	-	9,977
Technology products	4,268	-	-	4,268
Insurance revenue	2,515	-	-	2,515
Other	5,522	-	-	5,522
Sub-total	52,034	-	-	52,034
	$86,497	$36,551	$2,836	$125,884

     Nature of goods and services

          Processing fees

     The Company earns processing fees from transactions processed for its customers. The Company provides its customers with transaction processing services that involve the collection, transmittal and retrieval of all transaction data in exchange for consideration upon completion of the transaction. In certain instances, the Company also provides a funds collection and settlement service for its customers. The Company considers these services as a single performance obligation. The Company’s contracts specify a transaction price for services provided. Processing revenue fluctuates based on the type and the volume of transactions processed. Revenue is recognized on the completion of the processed transaction.

     Customers that have a bank account managed by the Company are issued cards that can be utilized to withdraw funds at an ATM or to transact at a merchant point of sale device (“POS”). The Company earns processing fees from transactions processed for these customers. The Company’s contracts specify a transaction price for each service provided (for instance, ATM withdrawal, balance enquiry, etc.). Processing revenue fluctuates based on the type and the volume of transactions performed by the customer. Revenue is recognized on the completion of the processed transaction.

16. Revenue recognition (continued)

     Nature of goods and services (continued)

          Welfare benefit distribution fees

     The Company’s provided a welfare benefits distribution service in South Africa to a customer under a contract which expired on September 30, 2018. The Company was required to distribute social welfare grants to identified recipients using an internally developed payment platform at designated distribution points (pay points) which enabled the recipients to access their grants. The contract specified a fixed fee per account for one or more grants received by a recipient. The Company recognized revenue for each grant recipient paid at the fixed fee.

          Telecom products and services

     The Company has entered into contracts with mobile networks in South Africa to distribute subscriber identity modules (“SIM”) cards on their behalf. The Company is entitled to receive consideration based on the activation of each SIM as well as from a percentage of the value loaded onto each SIM. The Company recognizes revenue from these services once the criteria specified for activation have been met as well as when it is entitled to its consideration related to the value loaded onto the SIM. Revenue from contracts with mobile networks fluctuates based on the number of SIMs activated as well as on the value loaded onto the SIM.

     The Company purchases airtime for resale to customers. The Company recognizes revenue as the airtime is delivered to the customer. Revenue from the resale of airtime to customers fluctuates based on volume of airtime sold.

          Account holder fees

     The Company provides bank accounts to customers and this service is underwritten by a regulated banking institution because the Company is not a bank. The Company charges its customers a fixed monthly bank account administration fee for all active bank accounts regardless of whether the account holder has transacted or not. The Company recognizes account holder fees on a monthly basis on all active bank accounts. Revenue from account holder’s fees fluctuates based on the number of active bank accounts.

          Lending revenue

     The Company provides short-term loans to customers in South Africa and charges up-front initiation fees and monthly service fees. Initiation fees are recognized using the effective interest rate method, which requires the utilization of the rate of return implicit in the loan, that is, the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan. Monthly service fee revenue is recognized under the contractual terms of the loan. The monthly service fee amount is fixed upon initiation and does not change over the term of the loan.

          Technology products

     The Company supplies hardware and licenses for its customers to use the Company’s technology. Hardware includes the sale of POS devices, SIM cards and other consumables which can occur on an ad hoc basis. The Company recognizes revenue from hardware at the transaction price specified in the contract as the hardware is delivered to the customer. Licenses include right to use certain technology developed by the Company and is recognized ratably over the license period.

          Insurance revenue

     The Company writes life insurance contracts, and policy holders pay the Company a monthly insurance premium at the beginning of each month. Premium revenue is recognized on a monthly basis net of policy lapses. Policy lapses are provided for on the basis of expected non-payment of policy premiums.

     Significant judgments and estimates

     The Company is subject to a court process regarding determining the price to be charged for welfare benefit distribution services provided from April 1, 2018 to September 30, 2018. Management determined, under previous revenue guidance, that there was no evidence of an arrangement at a fixed and determinable price other than that noted in the court ordered extension and did not record any additional revenue related to the services provided from April 1, 2018 to June 30, 2018, and recorded revenue at the rate specified in the contract. Upon adoption of the new revenue guidance, the Company has determined it is unable to estimate the amount of revenue that it is entitled to receive because the court has not yet confirmed the amount. Accordingly, the Company has not recorded any additional revenue during the three months ended September 30, 2018, related to the price to be charged for welfare benefit distribution services provided that is subject to the courts confirmation. The Company continues to record revenue at the rate specified in the contact. The Company expects to record any additional revenue in the month that the court confirms the fee that the Company is entitled to charge.

16. Revenue recognition (continued)

     Accounts Receivable, Contract Assets and Contract Liabilities

     The Company recognizes accounts receivable when its right to consideration under its contracts with customers becomes unconditional. The Company has no contract assets or contract liabilities.

17. Operating segments

     The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 22 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018.

     The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended September 30, 2018 and 2017, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$37,749	$3,286	$34,463
International transaction processing	39,387	-	39,387
Financial inclusion and applied technologies	53,206	1,172	52,034
Total for the three months ended September 30, 2018	$130,342	$4,458	$125,884

South African transaction processing	$66,437	$6,145	$60,292
International transaction processing	46,022	-	46,022
Financial inclusion and applied technologies	54,313	8,069	46,244
Total for the three months ended September 30, 2017	$166,772	$14,214	$152,558

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

     The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three months ended September 30, 2018 and 2017, is as follows:

	Three months ended
	September 30,
	2018	2017
Reportable segments measure of profit or loss	$10,551	$31,568
Operating (loss): Corporate/Eliminations	(9,655)	(6,562)
Interest income	1,876	5,044
Interest expense	(2,759)	(2,121)
Income before income taxes	$13	$27,929

     The following tables summarize segment information that is prepared in accordance with GAAP for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,
	2018	2017
Revenues
South African transaction processing	$37,749	$66,437
International transaction processing	39,387	46,022
Financial inclusion and applied technologies	53,206	54,313
Total	$130,342	$166,772

17. Operating segments (continued)

	Three months ended
	September 30,
	2018	2017
Operating (loss) income
South African transaction processing	$(3,513)	$12,332
International transaction processing	2,762	5,316
Financial inclusion and applied technologies	11,302	13,920
Subtotal: Operating segments	10,551	31,568
Corporate/Eliminations	(9,655)	(6,562)
Total	896	25,006
Depreciation and amortization
South African transaction processing	941	1,153
International transaction processing	3,059	4,632
Financial inclusion and applied technologies	636	355
Subtotal: Operating segments	4,636	6,140
Corporate/Eliminations	6,158	2,826
Total	10,794	8,966
Expenditures for long-lived assets
South African transaction processing	1,286	477
International transaction processing	800	906
Financial inclusion and applied technologies	1,032	90
Subtotal: Operating segments	3,118	1,473
Corporate/Eliminations	-	-
Total	$3,118	$1,473

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

18. Income tax

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

     For the three months ended September 30, 2018, the Company’s effective tax rate was significantly higher than the South African statutory rate as a result of a valuation allowance created related to net operating losses of approximately ZAR 223.4 million ($15.1 million translated at the average exchange rate for the three months ended September 30, 2018) incurred by its South African subsidiary, CPS, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on the Company’s South African long-term debt facility.

     The Company’s effective tax rate for the three months ended September 30, 2017, was 36.8% and was higher than the South African statutory rate as a result of non-deductible expenses, including transaction-related expenditure and non-deductible interest on the Company’s South African long-term facility.

18. Income tax (continued)

     Recent Tax Legislation

     On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company’s business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. During the year ended June 30, 2018, the TCJA required the Company to incur a transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA includes a provision to tax global intangible low taxed income (“GILTI”) of foreign subsidiaries which is effective for the Company beginning July 1, 2018.

     The TCJA was effective in the second quarter of fiscal year 2018. As of September 30, 2018, the Company has not completed its accounting for the estimated tax effects of the TCJA. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as the Company continues to complete its analysis of the TCJA, collect and prepare necessary data, and interpret additional guidance issued by standard-setting and regulatory bodies. Adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company’s accounting for the estimated tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The impacts of the Company’s estimates are described further below.

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

     The Company re-measured its deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The TCJA subjects a U.S. corporation to tax on its GILTI. Due to the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the TCJA and the application of GAAP. Under GAAP, the Company has the option to make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company is not yet able to reasonably estimate the effect of this provision of the TCJA on it because whether it expects to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of the Company’s estimated future results of global operations. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements.

     Uncertain tax positions

     There were no significant changes in the Company’s uncertain tax positions during the three months ended September 30, 2018. As of September 30, 2018, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     As of September 30, 2018 and June 30, 2018, the Company had unrecognized tax benefits of $0.9 million and $0.8 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of September 30, 2018, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2014. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

19. Commitments and contingencies

     Guarantees

     The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

19. Commitments and contingencies (continued)

     Guarantees (continued)

     Nedbank has issued guarantees to these third parties amounting to ZAR 96.0 million ($6.8 million, translated at exchange rates applicable as of September 30, 2018) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 96.0 million ($6.8 million, translated at exchange rates applicable as of September 30, 2018). The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

     The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of September 30, 2018. The maximum potential amount that the Company could pay under these guarantees is ZAR 96.0 million ($6.8 million, translated at exchange rates applicable as of September 30, 2018). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 10.

     Contingencies

          Challenge to Payment by SASSA of Additional Implementation Costs

     On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, CPS filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because its believes that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court refused the application seeking leave to appeal.

     In May 2018, CPS delivered its petition seeking leave to appeal the whole order and judgment of the High Court with the Supreme Court of Appeal. In September 2018, CPS received notification from the Supreme Court that its petition seeking leave to appeal had been granted. The matter is expected to be heard during the first half of calendar 2019. The Company cannot predict how the Supreme Court will rule on the matter.

     The Company is subject to a variety of other insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

20. Related party transactions

     Other payables, as of September 30, 2018, include a loan of approximately $0.1 million obtained from JAA Holdings Proprietary Limited, a South African private company partly owned by Mr. A.J. Dunn, an executive officer of the Company. The loan is payable on demand and interest is payable at the South African prime rate, which was 10.0% as of September 30, 2018. The loan was repaid in full on October 31, 2018.

     DNI leases a building that is owned by a company in which Mr. A.J. Dunn has a direct shareholding of 16%. During the three months ended September 30, 2018, DNI paid rental of approximately $1.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2018, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

     Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2018. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

     SASSA Update

     On March 23, 2018, the Constitutional Court ordered a six-month extension of our contract with SASSA, for the payment of grants in cash at pay points only, on the same terms and conditions as the contract that was due to expire on March 31, 2018. Since the filing of our Form 10-K on September 12, 2018, we continued to pay grant recipients at pay points in accordance with the court order and in line with our constitutional obligations. Our contract with SASSA terminated on September 30, 2018. The number of recipients paid at pay points in the first quarter of fiscal 2019 declined significantly over the three months, with only 225,000 recipients paid in September and yet we were unable to significantly reduce our cost structures due to the timing of notifications from SASSA and the requirement to comply with the terms of our contract. This resulted in CPS incurring significant operating losses as we continued to recognize revenue at the old contract rate. Given the significant decline in recipients we incurred significant losses during the quarter, even if we had invoiced SASSA at National Treasury’s recommended rate.

     The Constitutional Court further ordered that we may approach the National Treasury to investigate and make a recommendation regarding the price to be paid for our contracted services during the six-month period. Despite having filed an urgent application with the Constitutional Court, requesting that the National Treasury recommendation be made an order of the court to enable SASSA to pay us, with a further request to engage with National Treasury to determine a fair price for the last three months of our contract period where there has been a significant decline in the number of recipients we paid, while we have maintained our full payment infrastructure, we still have not received any response from the Constitutional Court regarding this application. For additional information refer to our Form 10-K and “Item 1A.—Risk Factors—The pricing recommended by National Treasury to the Constitutional Court for our services provided at pay points for the period from April 1, 2018 through September 30, 2018, has not yet been approved by the Constitutional Court. If the amount payable to us is not commercially reasonable, our results of operations, financial position and cash flows may be adversely affected.”

     Progress of financial inclusion initiatives in South Africa

     Following the successful conclusion of the SASSA contract on September 30, 2018, we have refocused our resources and technology on the provision of financial inclusion services to our target market. In particular, we have enabled our mobile ATM payment infrastructure to become part of the South African National Payment System and are now concentrated on taking our ATMs to the rural populations of South Africa so that they have the same access to financial inclusion as they had during the tenure of our contract, without the many inconveniences and inefficiencies of SASSA’s new payment model. We are now able perform cash withdrawals at our mobile ATM's for all Visa/Mastercard cardholders from any South African card issuer.

     Our financial inclusion initiatives in South Africa include a card issuing offering, namely EPE, a payment acquiring and cash distribution network and other financial inclusion products, including loans, insurance and value-added services.

     The events of the last quarter related to the SASSA transition from CPS to SAPO as a grant payments service provider have had far reaching effects on the roll-out of our financial inclusion initiatives. In particular, SASSA’s apparently unilateral decision to move approximately 900,000 EPE customers to the SAPO/ SASSA account during the quarter without their knowledge or consent, as well as their aggressive marketing campaigns in respect of the new SAPO card have materially reduced the number of active EPE accounts to 1.7 million as of the end of October 2018. Despite our efforts to amicably resolve this matter with the Minister and SASSA, they have not acknowledged any wrongdoing and therefore, we are in the process of taking the appropriate legal steps. The SASSA transition has also had an adverse impact on the rate at which we have been able grow our EPE customer base historically. Going forward, we are expanding our own marketing efforts, but have reduced our expectations for the growth in the number of EPE accounts over the remainder of this fiscal year. The biggest risk to our goal is that SASSA unilaterally and unlawfully moves more EPE accounts onto the SAPO platform. We are monitoring the situation closely and will take the appropriate legal action if required.

     We continue to grow our infrastructure and as of October 31, 2018, we had 214 branches (July 31, 2018: 169), 1,270 ATMs (July 31, 2018: 1,175), and 2,542 (July 31, 2018: 2,977) dedicated employees, including the temporary staff.

     Our lending and insurance businesses have been adversely impacted by the lower number of EPE accounts because we now have fewer users of our financial inclusion products. In addition, as discussed above, we believe that a number of EPE account holders have had their grants redirected to SAPO/ SASSA accounts without their permission and therefore have involuntarily defaulted on their loan repayments and/ or have not met their monthly insurance premium obligation. We believe that these actions directly violate these consumers' rights and we have reported these actions by SAPO/ SASSA to the relevant regulatory bodies in an effort to remedy this unfortunate situation, but we have not received any response to date. Both our loan default rate and our policy lapse rate have increased and we have instituted a number of steps in order to assist our customers to honor their commitments, including establishing a call centre to specifically assist with recovery of outstanding balances and offering alternative payment channels utilizing our EasyPay platform.

      Our loan book under Moneyline has declined given our tightening of the lending criteria (these are only provided to EPE cardholders) as well as the reduction we have seen in EPE accounts. We have also seen an increase in non-performing loans and have increased our allowance for credit losses accordingly. We witnessed our first quarterly decline in active Smart Life policies as a result of increased lapse rates and lower number of new policies written. Of concern is the 230,000 debit order rejections Smart Life experienced in October 2018 as these could potentially turn into lapsed policies over the next quarter. We have initiated various new collection mechanisms to deal with the issues in both Moneyline and Smart Life and these have had limited, though increasing, success to date. In terms of our telecoms initiatives, we continue to collaborate with Cell C and DNI over low-cost mobile telephony and data packages but we only expect to gain meaningful traction once Cell C’s recently concluded infrastructure sharing deal in South Africa with MTN is fully operational in our primary target rural geographies, which is currently expected to be in January 2019. Our Manje Mobile business unit has seen significant declines in prepaid volumes in the quarter as we halted access to all non-EPE account holders.

     Cell C and DNI

     Since the acquisition of a controlling interest in DNI on June 30, 2018, we have been focused on the integration of its operations and management teams into Net1, and we are working together with them on identifying the most meaningful of the many opportunities that we see from cross-selling our products and services into each other’s customer bases. In addition to the telecoms opportunity discussed above, we expect to launch some new micro-insurance products through the DNI infrastructure towards during the third quarter of fiscal 2019.

     Cell C is performing broadly in line with our expectations. As previously communicated we are now supplying SIMs into Cell C, whose volume requirements are around 35 million units a year as well as working with them on the new telecoms products referred to above.

     Bank Frick and Finbond

     Bank Frick continues to develop its capacity and expertise in relation to cryptocurrency and blockchain technology. It has expanded its headcount and is tracking its projected calendar 2018 performance despite subdued market conditions during the last quarter. Bank Frick continues to work closely with IPG regarding our acquiring, processing and cryptocurrency storage solution initiatives.

     We expect our first Finbond sponsored biometrically-enabled UEPS/EMV cards to be issued in January 2019, which will mark the beginning of a strong partnership to further expand our businesses into our combined target markets. Our complementary branch network and breadth of products and services will position us well and should supplement our growth efforts with our EPE products. Following the receipt of a capitalization share issue from Finbond during the quarter, we now own 267,672,032 shares in Finbond, or 29% of the issued equity.

     International Payments Group

     We completed the restructuring and re-organization of IPG by consolidating all our e-money licenses and international card issuing, acquiring and processing activities (excluding South Korea and India) under a single management structure and have moved the majority of the processing systems to our Malta office. It has recently completed the new automated underwriting and onboarding solution, which we believe will provide a differentiated processing solution to the thousands of SME businesses in Europe and elsewhere, who battle to readily access these services. In addition, IPG continues to work in close collaboration with Bank Frick and our other specialist departments to develop bespoke blockchain-based solutions, including a highly secure but easily accessible crypto-asset storage solution for crypto-asset investors and exchanges, which we hope to launch in the third quarter of fiscal 2019.

     India

     In April 2018, MobiKwik launched its virtual MobiKwik Visa Exclusive card utilizing our mobile virtual card, or MVC technology. We have continued to grow our user base despite dealing with limitations on the number of users placed by our issuing bank partner, which is currently in the midst of a merger with another financial institution. We have seen very positive trends in the take up and usage among the registered user base, and the number of transactions for the three-month period ending September 30, 2018, increased over 250% compared to the three-month period ending June 30, 2018.

     Recent regulations enacted by the Reserve Bank of India are widely regarded as beneficial to the providers in the mobile wallet space as they will enhance interoperability between wallets as well as with banks; and permit wallets to become a direct card issuer without having reliance on an issuing bank partner.

     V2 Limited

     On October 4, 2018, we acquired a 50% voting and economic interest in V2 Limited, or V2, for $2.5 million. V2 will have access to license quick response (“QR”) payment technology from Zapper, the leading South African QR payments company, as well as our various payment solutions such as UEPS/EMV and mobile virtual card. Zapper has more than a million customers and its QR technology and payment platform is one of the most advanced and complete QR payment offerings. V2 has partnered with Zapper to launch ZappGroup, a company focused on deploying a universal white-label QR payment solution in key regions across West and East Africa, from which regional hubs will be created for further rollouts. QR technology has revolutionized mobile-based payments in China and other parts of Asia due to its ease of use and low infrastructure cost and we believe that the combination of our various payment technologies and QR technology provides a compelling solution for the many countries in Africa with large unbanked populations and sparse traditional payment infrastructures.

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

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2018:

  Business combinations and the recoverability of goodwill;
  Intangible assets acquired through acquisitions;
  Valuation and impairment of marketable securities;
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

     Recent accounting pronouncements not yet adopted as of September 30, 2018

     Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2018, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2018	2017	2018
ZAR : $ average exchange rate	14.0683	13.1731	12.8557
Highest ZAR : $ rate during period	15.4335	13.5643	14.4645
Lowest ZAR : $ rate during period	13.1528	12.8160	11.5526
Rate at end of period	14.1437	13.5618	13.7255

KRW : $ average exchange rate	1,121	1,133	1,098
Highest KRW : $ rate during period	1,135	1,156	1,156
Lowest KRW : $ rate during period	1,108	1,115	1,056
Rate at end of period	1,110	1,152	1,114

     Translation exchange rates for financial reporting purposes

     We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2018 and 2017, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2018	2017	2018
Income and expense items: $1 = ZAR .	14.8587	13.1691	12.6951
Income and expense items: $1 = KRW	1,121	1,133	1,095

Balance sheet items: $1 = ZAR	14.1437	13.5618	13.7255
Balance sheet items: $1 = KRW	1,110	1,152	1,114

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

     DNI was accounted for using the equity method from August 1, 2017 until June 30, 2018, the date upon which we obtained control of DNI through the acquisition of additional voting and economic interest. Accordingly, the first quarter of fiscal 2019 includes DNI for the entire period as a consolidated subsidiary and the first quarter of fiscal 2018 includes DNI as an equity-accounted investment for two months.

     Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before inter-segment eliminations. Reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 17 to those statements.

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

     First quarter of fiscal 2019 compared to first quarter of fiscal 2018

     The following factors had a significant influence on our results of operations during the first quarter of fiscal 2019 as compared with the same period in the prior year:

  Consolidation of DNI results in higher revenue and operating income: DNI contributed ZAR 266.5 million and ZAR 112.8 million to our first quarter of fiscal 2019 revenue and operating income respectively;
  Improved contribution from South Korea: Our South Korean operations experienced modest revenue pressures due to regulatory changes and macroeconomic factors, however, its operating income improved compared to the first quarter of fiscal 2018, and sequentially to the fourth quarter of fiscal 2018;
  Successful launch of our rural ATM acquiring initiative: Late in the first quarter of fiscal 2019, we commenced with our rural ATM acquiring offering, and without any prior marketing, serviced in excess of one million customers;
  Reduced contributions from EasyPay Everywhere and financial inclusion initiatives: We have seen a decline in EPE account numbers as a result of SASSA’s initiatives to convert grant recipients to the new SAPO accounts, often unilaterally and without the recipient’s consent. This has reduced the operating income from our EPE accounts and has also had an adverse impact on the profitability of our various financial inclusion initiatives, including Manje Mobile, lending and insurance;
  Decline of CPS revenue and operating income due to the expiration of our SASSA contract: CPS revenue declined 87% and it incurred significant operating losses due to 91% fewer grant recipients paid by CPS and the contract price not yet being adjusted. In order to fulfill our constitutional obligation, we maintained our full payment infrastructure and associated cost base despite National Treasury’s proposed price increase not being ratified by the Constitutional Court during the quarter, resulting in a $15.7 million operating loss;
  High income tax expense due to deferred tax valuation allowance on CPS losses: Our income tax expenses includes a valuation allowance recorded against the net operating loss deferred tax asset generated by CPS as a result of the losses it incurred during the first quarter of fiscal 2019;
  Unfavorable impact from the strengthening of the U.S. dollar against the South African Rand: The U.S. dollar appreciated 13% against the ZAR during the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, adversely impacting our reported results;
  Higher depreciation and amortization charges resulting from DNI acquisition: Our depreciation and amortization charge has increased during the first quarter of 2019, as a result of the acquisition of DNI;
  Reduced income from equity-accounted investments: Earnings from equity accounted investments decreased as a result of the consolidation of DNI from June 30, 2018; and
  Lower interest income and higher interest expense: The movement in net interest expense was $3.8 million primarily due to lower interest income resulting from the utilization of cash to fund strategic investments and higher interest expense as a result of the South African lending facilities we obtained.

     Consolidated overall results of operations

     This discussion is based on the amounts prepared in accordance with U.S. GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended September 30,
	2018	2017	$ %
	$’000	$ ’000	change
Revenue	125,884	152,558	(17%	)
Cost of goods sold, IT processing, servicing and support	72,316	74,652	(3%	)
Selling, general and administration	41,878	43,934	(5%	)
Depreciation and amortization	10,794	8,966	20%
Operating income	896	25,006	(96%	)
Interest income	1,876	5,044	(63%	)
Interest expense	2,759	2,121	30%
Income before income tax expense	13	27,929	(100%	)
Income tax expense	6,490	10,277	(37%	)
Net (loss) income before earnings from equity-accounted investments	(6,477)	17,652	nm
Earnings from equity-accounted investments	1,373	2,075	(34%	)
Net (loss) income	(5,104)	19,727	nm
Less net income attributable to non-controlling interest	95	244	(61%	)
Net (loss) income attributable to us	(5,199)	19,483	nm

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended September 30,
	2018	2017
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	1,870,473	2,011,951	(7%	)
Cost of goods sold, IT processing, servicing and support	1,074,522	984,518	9%
Selling, general and administration	622,253	579,406	7%
Depreciation and amortization	160,385	118,245	36%
Operating income	13,313	329,782	(96%	)
Interest income	27,875	66,521	(58%	)
Interest expense	40,995	27,972	47%
Income before income tax expense	193	368,331	(100%	)
Income tax expense	96,433	135,534	(29%	)
Net (loss) income before earnings from equity-accounted investments	(96,240)	232,797	nm
Earnings from equity-accounted investments	20,401	27,365	(25%	)
Net (loss) income	(75,839)	260,162	nm
Less net income attributable to non-controlling interest	1,412	3,218	(56%	)
Net (loss) income attributable to us	(77,251)	256,944	nm

     The decrease in revenue was primarily due to lower contributions received from our South African operations as a result of the expiration of the CPS contract with SASSA and a decrease in our lending business and lower revenue in the international payments group, which was partially offset by the inclusion of DNI, higher fee and transaction income from our EPE and ATM offerings, higher transaction fee revenue, improved insurance activities. KSNET revenue was relatively stable.

     In ZAR, the increase in cost of goods sold was primarily due to the inclusion of DNI, increased usage of the South African National Payment System and expenses to support and expand our EPE and ATM offerings, partially offset by lower operating costs associated with our exit from Masterpayment’s working capital finance activities. We were largely unable to reduce the costs in our CPS business, despite lower revenue, due to our constitutional obligations to continue honoring the terms of the contract in respect of cash payments until the contract expiry date on September 30, 2018.

     In ZAR, the increase in selling, general and administration expense was primarily due to inclusion of DNI, an increase in costs at the international payments group as part of its restructuring, an increase in our allowance for doubtful finance loans receivable, higher compliance costs and costs associated with the company’s strategic positioning. These increases were partially offset by lower executive remuneration and lower transaction-related expenditures compared to the prior year.

     Depreciation and amortization increased primarily due to the amortization of acquired intangible assets related to the DNI acquisition, partially offset by an increase in the number of tangible assets that are fully depreciated.

     Our operating income margin for first quarter of fiscal 2019 and 2018 was 0.7% and 16.4% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” Our operating margin declined primarily due to the losses incurred by CPS during the final months of its contract with SASSA as its fixed costs were not recoverable given the old contract price and a rapidly declining base of grant recipients paid.

     Interest on surplus cash decreased to $1.9 million (ZAR 27.9 million) from $5.0 million (ZAR 66.5 million), due primarily to the lower average daily ZAR cash balances given the significant investments over the last 15 months.

     Interest expense increased to $2.8 million (ZAR 41.0 million) from $2.1 million (ZAR 28.0 million), due to increased borrowings which we obtained to partially fund our strategic investments, marginally offset by the absence of interest expense on our South Korean debt as a result of its full repayment in October 2017.

     Fiscal 2019 tax expense was $6.5 million (ZAR 96.4 million) compared to $10.3 million (ZAR 135.5 million) in fiscal 2018. Our effective tax rate for fiscal 2019, was significantly higher than the South African statutory rate as a result of a valuation allowance created related to net operating losses of approximately ZAR 223.4 million ($15.1 million translated at the average exchange rate for the three months ended September 30, 2018) incurred by our South African subsidiary, CPS, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility. Our effective tax rate for fiscal 2018, was 36.8% and was higher than the South African statutory rate as a result of non-deductible expenses (including transaction-related expenses and non-deductible interest on our South African long-term facility).

     The consolidation of DNI has adversely impacted our (loss) earnings from equity-accounted investments because it no longer contributes to equity-accounted earnings as it is no longer accounted for using the equity method. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended September 30,
	2018	2017	$ %
	$’000	$ ’000	change
Bank Frick	(588)	-	nm
Share of net income	162	-	nm
Amortization of intangible assets, net of deferred tax	(144)	-	nm
Other	(606)	-	nm
DNI	-	865	nm
Share of net income	-	1,408	nm
Amortization of intangible assets, net of deferred tax	-	(543)	nm
Finbond	1,875	1,101	70%
Other	86	109	(21%	)
Earnings from equity accounted investments	1,373	2,075	(34%	)

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In U.S. Dollars (U.S. GAAP)
	Three months ended September 30,
	2018	% of		2017	% of		%
Operating Segment	$’000	total		$’000	total		change
Revenue:
South African transaction processing	37,749	30%		66,437	44%		(43%	)
International transaction processing	39,387	31%		46,022	30%		(14%	)
Financial inclusion and applied technologies	53,206	42%		54,313	36%		(2%	)
Subtotal: Operating segments	130,342	103%		166,772	110%		(22%	)
Intersegment eliminations	(4,458)	(3%	)	(14,214)	(10%	)	(69%	)
Consolidated revenue	125,884	100%		152,558	100%		(17%	)
Operating (loss) income:
South African transaction processing	(3,513)	(392%	)	12,332	49%		(128%	)
International transaction processing	2,762	308%		5,316	21%		(48%	)
Financial inclusion and applied technologies	11,302	1,261%		13,920	56%		(19%	)
Subtotal: Operating segments	10,551	1,177%		31,568	126%		(67%	)
Corporate/Eliminations	(9,655)	(1,077%	)	(6,562)	(26%	)	47%
Consolidated operating income	896	100%		25,006	100%		(96%	)

Table 7	In South African Rand (U.S. GAAP)
	Three months ended September 30,
	2018
	ZAR	% of		2017	% of		%
Operating Segment	’000	total		ZAR ’000	total		change
Revenue:
South African transaction processing	560,901	30%		876,178	44%		(36%	)
International transaction processing	585,240	31%		606,943	30%		(4%	)
Financial inclusion and applied technologies	790,572	42%		716,285	36%		10%
Subtotal: Operating segments	1,936,713	103%		2,199,406	110%		(12%	)
Intersegment eliminations	(66,240)	(3%	)	(187,455)	(10%	)	(65%	)
Consolidated revenue	1,870,473	100%		2,011,951	100%		(7%	)
Operating (loss) income:
South African transaction processing	(52,199)	(392%	)	162,636	49%		(132%	)
International transaction processing	41,040	308%		70,108	21%		(41%	)
Financial inclusion and applied technologies	167,933	1,261%		183,578	56%		(9%	)
Subtotal: Operating segments	156,774	1,177%		416,322	126%		(62%	)
Corporate/Eliminations	(143,461)	(1,077%	)	(86,540)	(26%	)	66%
Consolidated operating income	13,313	100%		329,782	100%		(96%	)

          South African transaction processing

     The decrease in segment revenue and operating income was primarily due to the substantial decrease in the number of SASSA grant recipients paid under our SASSA contract at the old contracted rate. Our revenue and operating income was also adversely impacted by the significant reduction in the number of SASSA grant recipients with SASSA-branded Grindrod cards linked to Grindrod bank accounts. These decreases in revenue and operating income were partially offset by higher EPE transaction revenue as a result of increased usage of our ATMs.

     Our operating (loss) income margin for the first quarter of fiscal 2019 and 2018 was (9.3%) and 18.6%, respectively.

          International transaction-based activities

     Segment revenue was lower during the first quarter of fiscal 2019, primarily due to a contraction in IPG transactions processed, specifically meaningfully lower China processing activity due to ongoing global trade negotiations, no Mastertrading working capital finance activities and marginally lower KSNET revenue. Operating income during the first quarter of fiscal 2019 was lower due to the decrease in IPG revenues and ongoing losses at Masterpayment, but partially offset by an increased contribution from KSNET.

     Operating income margin for the first quarter of fiscal 2019 and 2018 was 7.0% and 11.6%, respectively.

     Financial inclusion and applied technologies

     In ZAR, segment revenue increased primarily due to the inclusion of DNI and increased volumes in our insurance businesses, partially offset by fewer prepaid airtime and value-added services sales, lending revenues, and a decrease in inter-segment revenues. Operating income was moderately higher than first quarter of fiscal 2018, primarily due to the inclusion of DNI. DNI generated revenue of approximately ZAR 266.5 million and operating income of approximately ZAR 112.8 million during the first quarter of fiscal 2019.

     Operating income margin for the Financial inclusion and applied technologies segment was 21.2% and 25.6% during the first quarter of fiscal 2019 and 2018, respectively.

     Corporate/Eliminations

     Our corporate expenses generally include acquisition-related intangible asset amortization; expenses incurred related to acquisitions and investments pursued; expenditure related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; employee and executive bonuses; stock-based compensation; legal fees; audit fees; directors and officer’s insurance premiums; telecommunications expenses; and elimination entries.

     Our corporate expenses have increased primarily due to higher acquired intangible asset amortization and higher transaction-related expenditures.

Liquidity and Capital Resources

     At September 30, 2018, our cash and cash equivalents were $98.6 million and comprised mainly ZAR-denominated balances of ZAR 732.5 million ($51.8 million), KRW-denominated balances of KRW 41.3 billion ($37.2 million), U.S. dollar-denominated balances of $4.1 million, and other currency deposits, primarily Botswana pula, of $5.5 million, all amounts translated at exchange rates applicable as of September 30, 2018. The increase in our cash balances from June 30, 2018, was primarily due the utilization of our debt facilities to fund our ATMs and to finance our lending to Cell C to fund the construction of mobile telephony network infrastructure, the contribution from the inclusion of DNI, and a marginal decrease in our South African lending book, which was partially offset by significantly weaker trading activities, scheduled debt repayments, dividend payments to non-controlling interests and capital expenditures.

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

     We also have a short-term South African credit facility with Nedbank of ZAR 700.0 million ($49.5 million), which consists of (i) a primary amount of up to ZAR 450 million, ($31.8 million). (ii) a temporary amount of ZAR 250.0 million ($17.7 million), and (iii) a secondary amount, which has been temporarily withdrawn as discussed below. The primary amount comprises an overdraft facility of (i) up to ZAR 300 million ($21.2 million), which is further split into (a) a ZAR 250.0 million ($17.7 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.5 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($10.6 million), which include letters of guarantee, letters of credit and forward exchange contracts. The temporary amount of ZAR 250.0 million has been made available until January 31, 2019, at which time any amount utilized must be repaid in full and the secondary amount of ZAR 200.0 million ($14.1 million) will be made available again. As of September 30, 2018, the interest rate on the overdraft facility was 8.85% . As of September 30, 2018, we had utilized approximately ZAR 115.6 million ($8.2 million) of the ZAR 250 million overdraft facility to fund ATMs. As of September 30, 2018, we had utilized approximately ZAR 132.2 million ($9.3 million) of the indirect and derivative facilities to support guarantees issued by Nedbank to various third parties on our behalf.

     We now have a short-term South African credit facility with Rand Merchant Bank, a division of FirstRand Bank Limited, or RMB, of ZAR 1.5 billion ($106.1 million) which may only be used to fund our ATMs in South Africa. As of September 28, 2018, the interest rate on the overdraft facility was 9.00% (South African prime less a margin of 1%). As of September 30, 2018, we had utilized approximately ZAR 1.1 billion ($76.6 million) of this facility.

     We have a short-term U.S. dollar-denominated overdraft facility with Bank Frick of $10.0 million. As of September 30, 2018, we had utilized approximately $3.3 million of this facility The interest rate on the facility is 4.50% plus 3 month US dollar LIBOR and interest is payable on a quarterly basis. The 3 month US dollar LIBOR rate was 2.39838% on September 28, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice.

     As of September 30, 2018, we had outstanding long-term debt of ZAR 115.0 million (approximately $8.1 million translated at exchange rates applicable as of September 30, 2018) under our ZAR 200.0 million RMB revolving credit facility agreement. The loan expires in June 2021 and may only be used to finance the acquisition and/ or requisition of telecommunication towers.

     As of September 30, 2018, we also had outstanding long-term debt, net of deferred fees, of ZAR 529.9 million (approximately $37.5 million translated at exchange rates applicable as of September 30, 2018) under our South African facilities, comprising (i) ZAR 225 million under Facility A, (ii) ZAR 150 million under Facility B and ZAR 157.5 million under Facility D. Interest due on the facility is based on the Johannesburg Interbank Agreed Rate, or JIBAR, in effect from time to time plus a margin of (i) 2.25% for the Facility A loan, (ii) 3.5% for the Facility B loan, and (iii) 2.75% for the Facility D loan. The JIBAR rate has been set at 7.00% for the period to December 28, 2018. Principal repayments on the outstanding Facility A and Facility B loans are due in three quarterly installments of ZAR 125.0 million each commencing December 28, 2018. Principal repayments on the Facility D loan are due in six quarterly installments, of ZAR 26.3 million each, commencing on December 28, 2018. Voluntary prepayments are permitted without early repayment fees or penalties.

     Cash flows from operating activities

          First quarter

     Net cash provided by operating activities during the first quarter of fiscal 2019 was $16.5 million (ZAR 244.5 million) compared to $0.8 million (ZAR 10.4 million) used in operating activities during the first quarter of fiscal 2018. The increase in cash provided is primarily due to a decrease in our South African lending book, partially offset by an increase in lending to Cell C to finance the acquisition and/ or requisition of telecommunication towers and significantly weaker trading activity during fiscal 2019 compared to 2018.

     During the first quarter of fiscal 2019, we paid South African tax of $1.4 million (ZAR 20.4 million) related to our 2018 tax year. During the first quarter of fiscal 2018, we paid South African tax of $1.9 million (ZAR 25.2 million) related to our 2017 tax year.

     Taxes paid during the first quarter of fiscal 2019 and 2018 were as follows:

Table 8	Three months ended September 30,
	2018	2017	2018	2017
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	1,399	1,919	20,488	25,227
Taxation refunds received	(62)	-	(902)	-
Total South African taxes paid	1,337	1,919	19,586	25,227
Foreign taxes paid	6	117	88	1,538
Total tax paid	1,343	2,036	19,674	26,765

     Cash flows from investing activities

          First quarter

     Cash used in investing activities for the first quarter of fiscal 2019 includes capital expenditure of $3.1 million (ZAR 46.3 million), which increased primarily due to the acquisition of ATMs in South Africa and the expansion of our branch network.

     Cash used in investing activities for the first quarter of fiscal 2018 includes capital expenditure of $1.5 million (ZAR 19.4 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $72.8 million (ZAR 945.0 million) for a 45% interest in DNI and $151.0 million (ZAR 2.0 billion) for a 15% interest in Cell C.

     Cash flows from financing activities

          First quarter

     During the first quarter of fiscal 2019, we utilized approximately $84.7 million from our South African overdraft facilities to fund our ATMs and utilized approximately $7.8 million of our revolving credit facility to lend funds to Cell C to finance the acquisition and/or requisition of telecommunication towers. We also made a scheduled South African debt facility payment of $10.3 million and paid a non-refundable origination fee of approximately ZAR 2.0 million ($0.1 million) related to the revolving credit facility.

     During the first quarter of fiscal 2018, we utilized approximately $94.3 million (ZAR 1.25 billion) of our South African facility to partially fund our investment in Cell C and utilized approximately $0.3 million of our Korean facility to pay a portion of our quarterly interest due. We also made a scheduled South African debt facility payment of $14.3 million (ZAR 187.5 million).

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     We expect capital spending for the second quarter of fiscal 2019 to primarily include the investments into our ATM infrastructure and branch network in South Africa.

     Our capital expenditures for the first quarter of fiscal 2019 and 2018 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of September 30, 2018, of $0.4 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of September 30, 2018:

Table 9	Payments due by Period, as of September 30, 2018(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
South African long-term debt obligations (A)	50,511	36,942	13,569	-	-
Contingent amount related to DNI investment (B)	26,839	26,839	-	-	-
Short-term credit facilities	88,091	88,091	-	-	-
Operating lease obligations	13,944	6,743	5,639	1,562	-
Purchase obligations	3,754	3,754	-	-	-
Capital commitments	380	380	-	-	-
Other long-term obligations (C)(D)	3,419	-	-	-	3,419
Total	186,938	162,749	19,208	1,562	3,419

(A)	– Includes $45.6 million of long-term debt and interest payable at the rate applicable on September 30, 2018, under our South Africa debt facilities.
(B)

– Under the amended DNI transaction agreements, we are obliged to pay to DNI an additional amount not exceeding ZAR 400 million ($28.3 million) in cash, subject to DNI achieving certain performance targets. The present value of the ZAR 400 million, or ZAR 379.6 million ($26.8 million), is included in other payables on our condensed consolidated balance sheet as of September 30, 2018.

(C)	– Includes policyholder liabilities of $2.8 million related to our insurance business. All amounts are translated at exchange rates applicable as of September 30, 2018.
(D)

– We have excluded a cross-guarantees in the aggregate amount of $6.8 million issued as of September 30, 2018, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $7.5 million in V2 Limited, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2018, as a result of changes in the JIBAR rate. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the JIBAR rate as of September 30, 2018, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of September 30, 2018
Table 10				Estimated annual
	Annual			expected interest
	expected			charge after
	interest	Hypothetical		hypothetical change in
	charge	change in		JIBAR
	($ ’000)	JIBAR		($ ’000)
Interest on South Africa long-term debt (JIBAR)	4,464	1%		4,921
		(1%	)	4,006

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting related to the material weakness identified in November 2018 discussed below, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures over internal controls over financial reporting were not effective as of September 30, 2018 , due to the material weakness in internal control over financial reporting described below.

     Changes in Internal Control over Financial Reporting

     We identified a material weakness in our internal control over financial reporting where the control over the our review of the accounting for non-routine complex transactions was not appropriately designed. The material weakness resulted in the misapplication of GAAP on the recognition of revenue from our SASSA contract extension, specifically, the complexity around the contract extension by the court order, which is considered non-routine, resulted in recognition of revenue at an incorrect rate. In November 2018, the material weakness resulted in adjustments to our financial statements as of and for the year ended June 30, 2018, due to the misapplication of GAAP on the accounting treatment for the investment in Cell C Proprietary Limited, which is currently being restated.

    Our remedial procedures include the appointment of a technical resource to review the accounting for non-routine transactions, and the establishment of an in-house accounting technical committee, which will assist in the review of the accounting for all non-routine transactions, including assessing the appropriateness of the accounting treatment adopted. This technical committee will also assess the need to consult external experts on the accounting of non-routine transactions. The aforementioned remediation plan was designed during the three months period ended September 30, 2018 and has likely not been implemented for a sufficient period of time to assess its effectiveness. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may modify the remediation plan.

Part II. Other Information

Item 1. Legal Proceedings

     Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations

     On September 27, 2018, the Supreme Court of Appeal of South Africa, the Supreme Court, denied the petitions of SASSA and the Black Sash for leave to appeal the May 2017 declaratory order of the High Court sought by us that the Social Assistance Act of 2004 and Regulations thereunder in terms thereof do not restrict social grant recipients in their operation of their bank’s accounts. The May 2017 declaratory order clarified that recipients may continue to initiate debit order instructions with any service provider, including the Company and its subsidiaries, against their bank accounts for the payment of goods and services. In accordance with industry practice, recipients may also query and request the reversal of disputed debits.

     SASSA, its Chief Executive Officer and the Minister of Social Development were ordered to pay the costs of the application. We believe that this matter is now closed.

     Challenge to Payment by SASSA of Additional Implementation Costs

     In March 2018, the High Court ordered that the June 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to the date of payment. In April 2018, we filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because we believe that the High Court erred in its application of the law and/or in fact in its findings. The High Court refused our application. We appealed the High Court’s decision to the Supreme Court of Appeal, which has granted our leave to appeal. The matter is expected to be heard during the first half of calendar 2019. We cannot predict how the Supreme Court will rule on the matter.

     Constitutional Court order regarding extension of contract with SASSA for six months for cash payment

     On November 9, 2018, CPS filed the requisite independently audited statement of expenses incurred, income received and profit earned under the SASSA contract with the Constitutional Court as required by its March 23, 2018 order. In addition, the Constitutional Court permitted CPS to request National Treasury to evaluate and recommend the price to be charged by CPS for the payment of grants in cash under the extended contract. National Treasury submitted its recommendations to the Constitutional Court on April 30, 2018, proposing fee levels that were materially lower than CPS had requested, but significantly higher than the current fee levels. We submitted various correspondence and requests to the Constitutional Court for an order on the matter, but, until the Constitutional Court issues an order, we do not have certainty around CPS’s compensation for providing this service.

Initiation of legal proceedings against SASSA in respect of transfer of grant payments from EPE to SAPO accounts

    On November 13, 2018, a number of grant beneficiaries and Moneyline Financial Service Proprietary Limited , one of our subsidiaries, filed an urgent application with the Gauteng Division of the High Court of South Africa seeking among other things, a declaration that biometric consent for the transfer of grant payments to EPE accounts conforms with the requirements of the Social Assistance Regulations, interdicting SASSA from stopping the payment of social grants into EPE accounts that were opened with biometric consent prior to January 1, 2018 when the new directive was issued, directing SASSA to process all Annexure C forms (the currently required form that has to be completed to transfer a grant payment to a private bank account) within two weeks of submission and directing SASSA to make all grant payments in accordance with duly completed and submitted Annexure C forms. We have applied for the matter to be heard before the end of November 2018, but we cannot predict whether the matter will be heard in the requested timelines or how the High Court will rule on the matter.

Item 1A. Risk Factors

     See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

     SASSA’s apparently unilateral decision to move grant recipients to the SAPO/ SASSA account without the recipients' knowledge or consent, as well as their aggressive marketing campaigns in respect of the new SAPO card, have materially reduced the number of our active EPE accounts. Should this behavior continue, as has been threatened, and if we are unable to effectively challenge these actions, it could further reduce the number of active EPE accounts, which would be likely to have a material adverse effect on our results of operations, financial position and cash flows.

     SASSA's apparently unilateral decision to move approximately 900,000 EPE customers to the SAPO/ SASSA account without their knowledge or consent, as well as their aggressive marketing campaigns in respect of the new SAPO card have materially reduced the number of active EPE accounts to 1.7 million in October 2018. Despite our efforts to amicably resolve this matter with the Minister and SASSA, they have not acknowledged any wrongdoing and we are in the process of taking the appropriate legal steps.have initiated legal proceedings against them in this regard. We cannot assure you that our legal challenge will be successful. The SASSA transition has also had an adverse impact on the rate at which we have been able grow our EPE customer base historically. The risk remains that SASSA continues to unilaterally move more EPE accounts onto the SAPO platform. In recent private correspondence they have threatened to transfer all EPE accounts for which they do not have on record the Annexure C form, which is the form required to be submitted by beneficiaries designating their election to have their grants paid into private bank accounts, and indicated that to date, they have currently received only 125,000 Annexure C forms. Should this behavior continue and if we are unable to effectively challenge these actions, it could further reduce the number of active EPE accounts, which would be likely to have a material adverse effect on our results of operations, financial position and cash flows.

     We are in the process of transforming our South African operations to a business-to-consumer model through our EPE bank account and ATM infrastructure. Future increases in our revenues and operating income will depend in part on our ability to continue to expand this business.

     Following the successful conclusion of the SASSA contract on September 30, 2018, we have refocused our resources and technology on the provision of financial inclusion services to our target market. In particular we have enabled our mobile ATM payment infrastructure to become part of the South African National Payment System and are now concentrated on taking our ATMs to the rural populations of South Africa so that they have the same access to financial inclusion as they had during the tenure of our contract, without the many inconveniences and inefficiencies of SASSA’s new payment model.

     While we believe that our financial services offerings are convenient and cost-effective, our continued success will depend on the extent to which South African customers continue to use our financial products and services on a widespread basis. Factors which may prevent us from successfully operating and growing our South African financial services business include, but are not limited to:

  reduced adoption and utilization of our EPE accounts and related products and services;
  insufficient utilization of our ATM infrastructure, especially our mobile ATM infrastructure;
  inability to access sufficient funding for our ATM infrastructure;
  competition in the marketplace;
  restrictions imposed by SASSA or government on the manner in which recipients may transact;
  political interference;
  changes in the regulatory environment;
  dependence on existing suppliers to provide the hardware (such as ATMs, cards and POS devices) we require to execute our rollout as anticipated;
  logistical and communications challenges;
  loss of key technical and operations staff; and
  underestimation of the number of customers that will continue to use or obtain an EPE account and use our ATM infrastructure.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.95	Second Amendment and Restatement Agreement, dated September 26, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.95	October 2, 2018
10.96	Senior Facility E Agreement, dated September 26, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.96	October 2, 2018
10.97	Security Cession, dated September 26, 2018, by Net1 Applied Technologies South Africa Proprietary Limited in favor of FirstRand Bank Limited (acting through its Rand Merchant Bank division), as a secured creditor, and each of the other Secured Creditors (as defined therein).		8-K	10.97	October 2, 2018
10.98	Pledge, dated September 26, 2018, by Net1 Applied Technologies South Africa Proprietary Limited in favor of FirstRand Bank Limited (acting through its Rand Merchant Bank division), as a secured creditor, and each of the other Secured Creditors (as defined therein).		8-K	10.98	October 2, 2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2018.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Chief Financial Officer, Treasurer and Secretary