Form 10-K/A
period 2018-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2018-12-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Net 1 UEPS Technologies, Inc. (the “Company”) for the year ended June 30, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2018, (the “Original Filing”).

     This Amendment No. 1 amends the Original Filing to reflect the restatement of the Company’s audited consolidated financial statements for the year ended June 30, 2018, in order to correct an error related to the Company’s accounting for its investment in Cell C Proprietary Limited, as more fully described in Note 1 to the consolidated financial statements contained in this Amendment No. 1. Additionally, conforming changes occur throughout this filing because of the changes to the consolidated financial statements. The Company also identified and corrected other misstatements in its consolidated statement of cash flows for the year ended June 30, 2018, and in Note 19 Income taxes. For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•Part 1, Item 1A – Risk Factors
•Part II, Item 6 - Selected Financial Data
•Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8 - Financial Statements and Supplementary Data
•Part II, Item 9A - Controls and Procedures
•Part IV, Item 15 - Exhibits and Financial Statement Schedules

     In addition, the Company’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32.1) .

     Except as described above, the financial statements and other disclosures in this Amendment No. 1 do not reflect any events that have occurred after the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

     A discussion of the Company’s internal control over financial reporting, a material weakness identified by the Company and the actions taken by management are set forth in Item 9A Controls and Procedures.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2019 fiscal year, which runs from July 1, 2018 to June 30, 2019.

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

     Our technology businesses include the development and deployment of our UEPS and Mobile Virtual Card, or MVC, solutions worldwide, cryptographic solutions including the STS-6 standard for utility vending solutions, hardware security modules or HSM, chip and subscriber identity module, or SIM, cards, and the reselling of point of sale equipment. Through DNI, we provide financing to Cell C to assist in the roll out of their telecommunications network infrastructure. DNI also has a micro-jobbing platform called Money 4Jam which connects parties for the execution of micro-jobs.

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
  Consumers—convenience, peace of mind, ease of use and rewards.
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

Our Strategy

     Our core purpose is to improve people’s lives by bringing financial inclusion to the world’s under-banked customers and helping small businesses access the financial services they need to prosper. We achieve this through our unique ability to efficiently digitize or tokenize the expensive and difficult to achieve last mile of financial inclusion. This includes our UEPS/EMV technology, which is accepted globally and is protected with biometric security and enables offline and online transacting that works anywhere, anytime and with no reliance on mobile networks.

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

Available information

     We maintain a website at www.net1.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “SEC filings” portion of our website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K/A.

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

ITEM 1A. RISK FACTORS

     OUR RISK FACTOR “WE HAVE IDENTIFIED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING THAT, IF NOT REMEDIATED, COULD RESULT IN ADDITIONAL MATERIAL MISSTATEMENTS IN OUR FINANCIAL STATEMENTS.” HAS BEEN RESTATED FOR THE ERROR REFERRED TO IN THE EXPLANATORY NOTE TO THIS FORM 10-K/A.

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

     We have identified a material weakness in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.

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

     The requirement to evaluate and report on our internal controls over financial reporting also applies to companies that we acquire. As a private company, DNI was not required to comply with the requirements of Sarbanes prior to the time we acquired it. As DNI was acquired on June 30, 2018, there was not sufficient time, and therefore it was not possible for management to perform an assessment of the internal controls at DNI. Our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2018, excluded the operations of DNI. If we fail to successfully integrate the operations of these acquired companies into our internal control over financial reporting, our internal control over financial reporting may not be effective. The integration of DNI into our internal control over financial reporting requires significant time and resources from our management and other personnel and may increase our compliance costs.

     We identified a material weakness in our internal control over financial reporting where the control over the review of the accounting for non-routine complex transactions was not appropriately designed. The material weakness resulted in the misapplication of GAAP on the recognition of revenue from our SASSA contract extension. Specifically, the complexity around the contract extension by the court order, which is considered non-routine, resulted in recognition of revenue at an incorrect rate. In November 2018, the material weakness resulted in the restatement of our consolidated financial statements as of and for the year ended June 30, 2018, due to the misapplication of GAAP on the accounting treatment for the investment in Cell C Proprietary Limited, which is currently being restated. Our remedial procedures include the appointment of a technical resource to review the accounting for non-routine transactions, and the establishment of an in-house accounting technical committee, which will assist in the review of the accounting for all non-routine transactions, including assessing the appropriateness of the accounting treatment adopted. This technical committee will also assess the need to consult external experts on the accounting of non-routine transactions.

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to the material weakness in internal control over financial reporting as described above.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(AMONG NET 1, THE S&P 500 INDEX AND THE NASDAQ INDUSTRIAL INDEX)

NASDAQ Industrial Index
S&P 500 Index
Net1
300
250
200
150
100
50
-
Dollars
2013
2014
2015
2016
2017
2018
Fiscal year ended June 30,

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2018 and 2017, and for the three years ended June 30, 2018, have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected historical consolidated financial data presented below as of June 30, 2016, 2015 and 2014 and for the years ended June 30, 2015 and 2014, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

     As discussed in the Explanatory Note to this Form 10-K/A, or Explanatory Note, and in Note 1 to our consolidated financial statements included in Item 8—“Financial Statements and Supplementary Data.”, our consolidated financial statements as of June 30, 2018, have been corrected to give effect to the restatement. Accordingly, the 2018 selected consolidated financial data presented in the table below has been corrected to give effect to the restatement.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2018	2017	2016	2015	2014(1)
	(As
	restated)
Revenue	$612,889	$610,066	$590,749	$625,979	$581,656
Cost of goods sold, IT processing, servicing and support	304,536	292,383	290,101	297,856	260,232
Selling, general and administrative(2)	193,003	179,262	145,886	158,919	168,072
Equity instruments granted pursuant to BEE transactions(3)	-	-	-	-	11,268
Depreciation and amortization	35,484	41,378	40,394	40,685	40,286
Impairment loss	20,917	-	-	-	-
Operating income	58,949	97,043	114,368	128,519	101,798
Change in fair value of equity securities	32,473	-	-	-	-
Interest income	17,885	20,897	15,292	16,355	14,817
Interest expense	8,941	3,484	3,423	4,456	7,473
Income before income taxes	100,366	114,456	126,237	140,418	109,142
Income tax expense	48,627	42,472	42,080	44,136	39,379
Net income attributable to Net1	64,349	72,954	82,454	94,735	70,111
Income from continuing operations per share:
Basic	$1.13	$1.34	$1.72	$2.03	$1.51
Diluted	$1.13	$1.33	$1.71	$2.02	$1.50

(1)	Fiscal 2014 includes recovery of $26.6 million of implementation costs from SASSA.
(2)	Includes a separation payment of $8.0 million paid to our former chief executive officer in 2017.
(3)	Includes a non-cash charge of approximately $11.3 million in 2014 related to common stock issued in a BEE transaction.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2018(1)	2017(1)	2016(1)	2015(1)	2014(1)
Cash flows provided by operating activities	$132,305	$97,161	$116,552	$135,258	$37,145
Cash flows provided by investing activities	$180,748	$114,071	$5,756	$80,783	$9,237
Cash flows (used in) provided by financing activities	$(473,479)	$40,469	$13,645	$16,784	$(25,781)

Operating income margin(2)	9.6%	15.9%	19.4%	20.5%	17.5%

(1) Cash flows provided by investing activities include movements in settlement assets and cash flows provided by (used in) financing activities include movement in settlement liabilities.
(2) Fiscal 2018 operating income margin was 15% before the impairment loss (Refer to Note 10 of our consolidated financial statements for a full description of the impairment loss). Fiscal 2017 operating income margin was 18% before the separation payment of $8.0 million paid to our former chief executive officer.

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2018	2017 (R)	2016(R)	2015	2014
Cash and cash equivalents	$90,054	$258,457	$223,644	$117,583	$58,672
Total current assets before settlement assets	277,794	465,735	386,998	301,874	259,591
Goodwill	283,240	188,833	179,478	166,437	186,576
Intangible assets	131,132	38,764	48,556	47,124	68,514
Total assets	1,219,290	1,450,756	1,263,500	1,316,956	1,363,375
Total current liabilities before settlement obligations	133,486	80,859	65,486	82,198	81,823
Total long-term debt	5,469	7,501	43,134	50,762	62,388
Total equity(R)	$738,430	$600,335	$603,220	$478,785	$441,748

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Item 6—“Selected Financial Data” and Item 8—“Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See Item 1A— “Risk Factors” and “Forward Looking Statements.” Our critical accounting policies under “—Critical Accounting Policies—Valuation of investment in Cell C”, Tables 3 and 4 and the discussion included under “—Results of Operations—Consolidated overall results of operations” have been restated for the error referred to in the Explanatory Note to this Form 10-K/A.

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

     Valuation of investment in Cell C

     We have elected to measure our investment in Cell C, an unlisted equity security, at fair value using the fair value option. Changes in the fair value of this equity security are recognized in net income, net of tax. The determination of the fair value of this equity security requires us to make significant judgments and estimates. In determining the fair value of our investment in Cell C, we consider its adjusted earnings before interest, taxation, depreciation and amortization, or EBITDA, and the historical net debt position. We are also required to select an appropriate EBITDA multiple based on Cell C’s peer group, which comprises various African and emerging market mobile telecommunications operators and the appropriate marketability discount related to the investment in order to determine its fair value. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Refer to Note 7 of our consolidated financial statements regarding the valuation inputs and sensitivity related to our investment in Cell C.

     Deferred Taxation

     We estimate our tax liability through the calculations done for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet.

     Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in the foreseeable future. A valuation allowance is created if it is determined that a deferred tax asset will not be realized in the foreseeable future. Any change to the valuation allowance would be charged or credited to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2018, fiscal 2017 and 2016, respectively, we recorded a net increase of $0.1 million, $0.1 million and $16.3 million to our valuation allowance. As of June 30, 2018 and 2017, the valuation allowance related to deferred tax assets was $48.7 million and $39.0 million, respectively.

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
First quarter
Second quarter
Third quarter
Fourth quarter
ZAR: US $
17.00
16.50
16.00
15.50
15.00
14.50
14.00
13.50
13.00
12.50
12.00
11.50
11.00
10.50
10.00
9.50
9.00
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-29
Mar-31
Apr-30
May-31
Jun-30
F2018 ZAR
F2017 ZAR
F2016 ZAR

KRW: US $ Exchange Rates
First quarter
Second quarter
Third quarter
Fourth quarter
KRW: US $
1,300
1,250
1,200
1,150
1,100
1,050
1,000
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-28
Mar-31
Apr-30
May-31
Jun-30
F2018 KRW
F2017 KRW
F2016 KRW

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

     Fiscal 2018 Compared to Fiscal 2017

     The following factors had an influence on our results of operations during fiscal 2018 as compared with the same period in the prior year:

  Change in the fair value of equity securities: Net income was positively impacted by the change in the fair value of Cell C of $25.2 million, net of taxation of $7.3 million;
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

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 3	(U.S. GAAP)
	Year ended June 30,
	2018	2017
	(As restated)		%
	$ ’000	$’000	change
Revenue	612,889	610,066	0%
Cost of goods sold, IT processing, servicing and support	304,536	292,383	4%
Selling, general and administration	193,003	179,262	8%
Depreciation and amortization	35,484	41,378	(14%	)
Impairment loss	20,917	-	nm
Operating income	58,949	97,043	(39%	)
Change in fair value of equity securities	32,473	-	nm
Interest income	17,885	20,897	(14%	)
Interest expense	8,941	3,484	157%
Income before income tax expense	100,366	114,456	(12%	)
Income tax expense	48,627	42,472	14%
Net income before earnings from equity-accounted investments	51,739	71,984	(28%	)
Earnings from equity-accounted investments	11,730	2,664	340%
Net income	63,469	74,648	(15%	)
(Add) Less net (loss) income attributable to non-controlling interest	(880)	1,694	(152%	)
Net income attributable to us	64,349	72,954	(12%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Year ended June 30,
	2018	2017
	(As restated)		%
	ZAR’000	ZAR’000	change
Revenue	7,780,687	8,308,001	(6%	)
Cost of goods sold, IT processing, servicing and support	3,866,114	3,981,730	(3%	)
Selling, general and administration	2,450,193	2,441,226	0%
Depreciation and amortization	450,473	563,493	(20%	)
Impairment loss	265,544	-	nm
Operating income	748,363	1,321,552	(43%	)
Change in fair value of equity securities	412,248	-	nm
Interest income	227,052	284,580	(20%	)
Interest expense	113,507	47,446	139%
Income before income tax expense	1,274,156	1,558,686	(18%	)
Income tax expense	617,324	578,392	7%
Net income before earnings from equity-accounted investments	656,832	980,294	(33%	)
Earnings from equity-accounted investments	148,914	36,279	310%
Net income	805,746	1,016,573	(21%	)
(Add) Less net (loss) income attributable to non-controlling interest	(11,172)	23,069	(148%	)
Net income attributable to us	816,918	993,504	(18%	)

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

     The change in fair value of equity securities represents the change in fair value of Cell C recorded during the year ended June 30, 2018.

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

     Fiscal 2018 tax expense was $48.6 million (ZAR 617.3 million) compared to $42.5 million (ZAR 578.4 million) in fiscal 2017. Our effective tax rate for fiscal 2018 was 48.4% and higher than the South African statutory rate as a result of an impairment loss, a valuation allowance related to an allowance for doubtful working capital finance receivables created, the DNI re-measurement loss on acquisition, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law. Our effective tax rate for the fiscal 2017 was 37.1% and higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax attributable to distributions from our South African subsidiary.

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

Table 5	Year ended June 30,
	2018	2017	%
	$ ’000	$ ’000	change
DNI	7,005	-	nm
Share of net income	9,510	-	nm
Amortization of intangible assets, net of deferred tax	(2,505)	-	nm
Bank Frick	(606)	-	nm
Share of net income	201	-	nm
Amortization of intangible assets, net of deferred tax	(403)	-	nm
Other	(404)	-	nm
Finbond	5,327	2,503	113%
Other	4	161	(98%	)
Earnings from equity accounted investments	11,730	2,664	340%

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 6	In United States Dollars (U.S. GAAP)
	Year ended June 30,
	2018	% of		2017	% of		$%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	268,047	44%		249,144	41%		8%
International transaction processing	180,027	29%		176,729	29%		2%
Financial inclusion and applied technologies	221,906	36%		235,901	39%		(6%	)
Subtotal: Operating segments	669,980	109%		661,774	109%		1%
Intersegment eliminations	(57,091)	(9%	)	(51,708)	(9%	)	10%
Consolidated revenue	612,889	100%		610,066	100%		-
Operating income (loss):
South African transaction processing	42,796	73%		59,309	61%		(28%	)
International transaction processing	(12,478)	(21%	)	13,705	14%		(191%	)
Financial inclusion and applied technologies	55,372	94%		57,785	60%		(4%	)
Subtotal: Operating segments	85,690	146%		130,799	135%		(34%	)
Corporate/Eliminations	(26,741)	(46%	)	(33,756)	(35%	)	(21%	)
Consolidated operating income	58,949	100%		97,043	100%		(39%	)

Table 7	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2018			2017
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	3,402,883	44%		3,392,893	41%		-
International transaction processing	2,285,461	29%		2,406,731	29%		(5%	)
Financial inclusion and applied technologies	2,817,119	36%		3,212,547	39%		(12%	)
Subtotal: Operating segments	8,505,463	109%		9,012,171	109%		(6%	)
Intersegment eliminations	(724,776)	(9%	)	(704,170)	(9%	)	3%
Consolidated revenue	7,780,687	100%		8,308,001	100%		(6%	)
Operating income (loss):
South African transaction processing	543,299	73%		807,682	61%		(33%	)
International transaction processing	(158,409)	(21%	)	186,637	14%		(185%	)
Financial inclusion and applied technologies	702,953	94%		786,928	60%		(11%	)
Subtotal: Operating segments	1,087,843	146%		1,781,247	135%		(39%	)
Corporate/Eliminations	(339,480)	(46%	)	(459,696)	(35%	)	(26%	)
Consolidated operating income	748,363	100%		1,321,551	100%		(43%	)

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

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 8	(U.S. GAAP)
	Year ended June 30,
	2017	2016	%
	$’000	$’000	change
Revenue	610,066	590,749	3%
Cost of goods sold, IT processing, servicing and support	292,383	290,101	1%
Selling, general and administration	179,262	145,886	23%
Depreciation and amortization	41,378	40,394	2%
Operating income	97,043	114,368	(15%	)
Interest income	20,897	15,292	37%
Interest expense	3,484	3,423	2%
Income before income tax expense	114,456	126,237	(9%	)
Income tax expense	42,472	42,080	1%
Net income before earnings from equity-accounted investments	71,984	84,157	(14%	)
Earnings from equity-accounted investments	2,664	639	317%
Net income	74,648	84,796	(12%	)
Less net income attributable to non-controlling interest	1,694	2,342	(28%	)
Net income attributable to us	72,954	82,454	(12%	)

	In South African Rand
Table 9	(U.S. GAAP)
	Year ended June 30,
	2017	2016
	ZAR	ZAR	%
	’000	’000	change
Revenue	8,308,001	8,497,452	(2%	)
Cost of goods sold, IT processing, servicing and support	3,981,730	4,172,870	(5%	)
Selling, general and administration	2,441,226	2,098,453	16%
Depreciation and amortization	563,493	581,036	(3%	)
Operating income	1,321,552	1,645,093	(20%	)
Interest income	284,580	219,963	29%
Interest expense	47,446	49,237	(4%	)
Income before income tax expense	1,558,686	1,815,819	(14%	)
Income tax expense	578,392	605,287	(4%	)
Net income before earnings from equity-accounted investments	980,294	1,210,532	(19%	)
Earnings from equity-accounted investments	36,279	9,192	295%
Net income	1,016,573	1,219,724	(17%	)
Less net income attributable to non-controlling interest	23,069	33,688	(32%	)
Net income attributable to us	993,504	1,186,036	(16%	)

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

     Cash flows from operating activities

     Cash flows from operating activities for fiscal 2018 increased to $132.3 million (ZAR 1.7 billion) from $97.2 million (ZAR 1.3 billion) for fiscal 2017. Excluding the impact of interest received, interest paid on our Korean and South Africa debt and taxes presented in the table below, the increase relates primarily to the receipt of certain working capital loans outstanding, offset partially by the expansion of our South African lending book and weaker trading activity during fiscal 2018 compared to 2017. During fiscal 2018, we paid interest of $7.2 million and $0.4 million, respectively, under our South African and South Korean debt facilities.

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

Contractual Obligations

     The following table sets forth our contractual obligations as of June 30, 2018:

Table 13	Payments due by Period, as of June 30, 2018 in ($ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	53,474	47,446	6,028	-	-
Contingent amount related to DNI investment (B)	29,143	-	29,143	-	-
Operating lease obligations	12,157	5,531	4,662	1,964	-
Capital lease obligations	495	446	49	-	-
Purchase obligations	5,619	5,619	-	-	-
Capital commitments	1,081	1,081	-	-	-
Other long-term obligations (C)(D)	11,358	-	-	-	11,358
Total	113,327	60,123	39,882	1,964	11,358

(A)	– Includes $50.0 million of long-term debt and interest payable at the rate applicable on June 30, 2018, under our South Africa debt facility.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-73 of this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weakness in internal control over financial reporting as described below.

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

     We identified a material weakness in our internal control over financial reporting where the control over the review of the accounting for non-routine complex transactions was not appropriately designed. The material weakness resulted in the misapplication of GAAP on the recognition of revenue from our SASSA contract extension, specifically, the complexity around the contract extension by the court order, which is considered non-routine, resulted in recognition of revenue at an incorrect rate. In November 2018, the material weakness resulted in the restatement of our consolidated financial statements as of and for the year ended June 30, 2018, due to the misapplication of GAAP on the accounting treatment for the investment in Cell C Proprietary Limited, which is currently being restated.

     Remediation of Material Weakness

     Our remedial procedures include the appointment of a technical resource to review the accounting for non-routine transactions, and the establishment of an in-house accounting technical committee, which will assist in the review of the accounting for all non-routine transactions, including assessing the appropriateness of the accounting treatment adopted. This technical committee will also assess the need to consult external experts on the accounting of non-routine transactions. The aforementioned remediation plan was designed during the three months period ended September 30, 2018, and has not been implemented for a sufficient period of time to assess its effectiveness. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may modify the remediation plan.

     Changes in Internal Control over Financial Reporting

     Except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As stated above, management has excluded DNI from its evaluation of the effectiveness of internal control over financial reporting for the year ended June 30, 2018, the year of acquisition but continues to evaluate DNI’s internal control over financial reporting. See Item 1A—“Risk Factors—We have identified a material weakness in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.” for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

Opinion on Internal Control over Financial Reporting

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated September 12, 2018 (December 6, 2018, as to the effects of the restatement described in Note 1 to the consolidated financial statements), expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting (as revised), management excluded from its assessment the internal control over financial reporting at DNI-4PL (Pty) Ltd, which was acquired on June 28, 2018 and whose financial statements constitute approximately 22% and 6% of consolidated total assets and current assets, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at DNI-4PL (Pty) Ltd.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness in internal control over financial reporting results from the inappropriate design of the control over the accounting for non-routine complex transactions.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche
Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

September 12, 2018 (December 6, 2018 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised))

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients and Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal TP Pillay Consulting *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *KL Hodson Corporate Finance *TJ Brown Chairman of the Board

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report 1. Financial Statements

The following financial statements are included on pages F-1 through F-73.

2. Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

10.1*	Form of Restricted Stock Agreement		10-K	10.13	August 23, 2012

10.2*	Form of Stock Option Agreement		10-K	10.14	August 23, 2012

10.3*	Form of Restricted Stock Agreement (non- employee directors)		10-K	10.15	August 23, 2012

10.4*	Form of Indemnification Agreement		10-K	10.32	August 25, 2016

10.5*	Form of non-employee director agreement		10-K	10.5	August 24, 2017

10.6*	Amended and Restated 2015 Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 2, 2015

10.7*	Service Agreement between KSNET, Inc. and Phil-Hyun Oh dated October 27, 2017		8-K	10.79	November 1, 2017

10.8*	Service Agreement between Net1 Applied Technologies Korea and Phil-Hyun Oh dated October 27, 2017		8-K	10.80	November 1, 2017

10.9*	Contract of Employment, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.80	March 1, 2018

10.10*	Restrictive Covenants Agreement, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.81	March 1, 2018

10.11*	Employment Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith		8-K	10.82	March 1, 2018

10.12*	Restrictive Covenants Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith	8-K	10.83	March 1, 2018

10.13*	Separation and Release of Claims Agreement, dated May 24, 2017, by and between the Company and Serge C.P. Belamant	8-K	10.61	May 30, 2017

10.14	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited	S-4	10.1	February 3, 2004

10.15	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.	S-4	10.2	February 3, 2004

10.16	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association	S-1	10.12	May 26, 2005

10.17	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.	S-4/A	10.8	April 21, 2004

10.18	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards	S-4/A	10.10	April 21, 2004

10.19	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited	S-1	10.18	May 26, 2005

10.20	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited	S-1/A	10.16	July 19, 2005

10.21	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited	S-1	10.19	May 26, 2005

10.22	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited	S-1/A	10.19	July 19, 2005

10.23	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited	S-1/A	10.20	July 19, 2005

10.24	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA	8-K	99.1	February 6, 2012

10.25	Service Level Agreement dated February 3, 2012 between CPS and SASSA	8-K	99.2	February 6, 2012

10.26	Addendum dated March 31, 2017, to the Contract and related Service Level Agreement for the Payment of Social Grants dated February 3, 2012 between South African Social Security Agency and Cash Paymaster Services (Pty) Ltd.	8-K	10.59	March 31, 2017

10.27	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013	10-Q	10.25	May 9, 2013

10.28	Addendum to the Lease Agreement made and entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated November 18, 2016	10-Q	10-60	May 4, 2017

10.29	Proposed Agreement of Lease between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa Limited dated October 12, 2017	10-Q	10.79	February 8, 2018

10.30	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.25	December 10, 2013

10.31	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.26	December 10, 2013

10.33	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013	8-K	10.27	December 19, 2013

10.34	Letter from Nedbank Limited to Net1 Applied Technologies South Africa Proprietary Limited and certain of its subsidiaries, dated December 7, 2016	8-K	10.50	December 9, 2016

10.35	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	10-Q	10.28	February 6, 2014

10.36	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	10-Q	10.29	February 6, 2014

10.37	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.30	March 18, 2014

10.38	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.31	March 18, 2014

10.39	Subscription and Sale of Shares Agreement dated August 27, 2014, between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Cash Paymaster Services (Proprietary) Ltd	10-Q	10.29	November 6, 2014

10.40	Subscription Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.31	April 12, 2016

10.41	Policy Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.32	April 12, 2016

10.42	Subscription Agreement, dated October 4, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.33	October 6, 2016

10.43	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.34	October 6, 2016

10.44	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.35	October 6, 2016

10.45	First Addendum to Subscription Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa (Pty) Ltd and Blue Label Telecoms Limited	8-K	10.36	October 25, 2016

10.46	Common Terms Agreement, dated October 20, 2016, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.37	October 25, 2016

10.47	Senior Facility A Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.38	October 25, 2016

10.48	Senior Facility B Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.39	October 25, 2016

10.49	Senior Facility C Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.40	October 25, 2016

10.50	Subordination Agreement, dated October 20, 2016, among Net1 Applied Technologies South Africa Proprietary Limited, Net1 UEPS Technologies, Inc., the persons listed in Schedule 1 thereto, the persons listed in Schedule 2 thereto, the persons listed in Schedule 3 thereto and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.41	October 25, 2016

10.51	Security Cession & Pledge, dated October 20, 2016, given by Net1 Applied Technologies South Africa Proprietary Limited in favor of FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division), and each of the other secured creditors set forth therein.	8-K	10.42	October 25, 2016

10.52	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.43	November 4, 2016

10.53	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.44	November 4, 2016

10.54	Amended and Restated Subscription Agreement, dated November 16, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.45	November 18, 2016

10.55	Amendment Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated November 15, 2016	8-K	10.46	November 18, 2016

10.56	Bank Guarantee issued by FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) in favor of Blue Label Telecoms Limited, dated November 15, 2016	8-K	10.47	November 18, 2016

10.57	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.48	November 18, 2016

10.58	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.49	November 18, 2016

10.59	First Addendum to Amended and Restated Subscription Agreement, dated February 28, 2017, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.50	March 2, 2017

10.60	Amendment Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited to Net1 Applied Technologies South Africa Proprietary Limited, dated February 28, 2017	8-K	10.51	March 2, 2017

10.61	Side Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated February 28, 2017	8-K	10.52	March 2, 2017

10.62	Bank Guarantee issued by FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) in favor of Blue Label Telecoms Limited, dated February 28, 2017	8-K	10.53	March 2, 2017

10.63	First Amendment and Restatement Agreement, dated March 15, 2017, by and among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.54	March 20, 2017

10.64	Amended and Restated Common Terms Agreement, dated October 20, 2016, as amended and restated on March 15, 2017, by and among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.55	March 20, 2017

10.65	Senior Facility A Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.56	March 20, 2017

10.66	Senior Facility B Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.57	March 20, 2017

10.67	Senior Facility C Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.58	March 20, 2017

10.68	Equity Implementation Agreement, dated as of June 19, 2017, by and among 3C Telecommunications Proprietary Limited, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, the parties identified on Schedule 1.1.52 thereto, Albanta Trading 109 Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited.	8-K	10.67	June 26, 2017

10.69	Subscription Agreement, dated as of June 19, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and Cell C Proprietary Limited.	8-K	10.68	June 26, 2017

10.70	Cell C Shareholders Agreement, dated as of June 19, 2017, by and between Albanta Trading 109 Proprietary Limited, the parties identified on Schedule 1.1.55 thereto, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited	8-K	10.69	June 26, 2017

10.71	Additional Subscription Agreement dated June 23, 2017, among Net1 Applied Technologies South Africa Proprietary Limited and AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-K	10.66	August 24, 2017

10.72	Framework Agreement dated June 23, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Peter Kennedy Gain, AJD Holdings, Richmark Holdings Proprietary Limited and DNI – 4PL Contracts Proprietary

10.73	Shareholders’ Agreement dated June 23, 2017 among Net1 Applied Technologies South Africa Proprietary Limited, AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-K	10.68	August 24, 2017

10.74	Subscription Agreement dated June 23, 2017 among Net1 Applied Technologies South Africa Proprietary Limited, AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-K	10.68	August 24, 2017

10.75	Memorandum of Incorporation DNI – 4PL Contracts Proprietary Limited	10-K	10.70	August 24, 2017

10.76	Tranche I Subscription Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.	8-K	10.86	March 9, 2018

10.77	Tranche II Subscription Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.	8-K	10.87	March 9, 2018

10.78	Net1 Loan Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.	8-K	10.88	March 9, 2018

10.79	Common Terms Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.70	July 26, 2017

10.80	Senior Facility A Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.71	July 26, 2017

10.81	Senior Facility B Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.72	July 26, 2017

10.82	Senior Facility C Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.73	July 26, 2017

10.83	Subordination Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Schedule 1 thereto, as subordinated creditors, the parties listed in Schedule 2 thereto, as intergroup debtors, the parties listed in Schedule 3 thereto, as senior creditors, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.74	July 26, 2017

10.84	Security Cession & Pledge, dated July 21, 2017, by Net1 Applied Technologies South Africa Proprietary Limited in favor of FirstRand Bank Limited (acting through its Rand Merchant Bank division), as a secured creditor, Nedbank Limited (acting through its Corporate and Investment Banking division), as a secured creditor, and each of the other Secured Creditors (as defined therein).	8-K	10.75	July 26, 2017

10.85	Letter, dated July 26, 2017, to Net1 Applied Technologies South Africa Proprietary Limited from FirstRand Bank Limited (acting through its Rand Merchant Bank division), in its capacity as arranger, original senior lender and facility agent, and Nedbank Limited (acting through its Corporate and Investment Banking division), in its capacity as arranger and original senior lender.	8-K	10.76	July 29, 2017

10.86	Master Implementation and Funds Flow Agreement, dated July 25, 2017, among Net1 Applied Technologies South Africa Proprietary Limited and the other parties listed in Schedule 1 thereto.	8-K	10.77	July 31, 2017

10.87	First Amendment and Restatement Agreement, dated March 9, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.84	March 9, 2018

10.88	Senior Facility D Agreement, dated March 9, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as original lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.85	March 9, 2018

10.89	[2] Revolving Credit Facility Agreement, dated June 28, 2018, among DNI-4PL Contracts Proprietary Limited, as borrower, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender and agent, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.		8-K	10.89	July 5, 2018

10.90	Subordination Agreement, dated June 28, 2018, among the parties listed in Annexure A, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender and agent, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.		8-K	10.90	July 5, 2018

10.91	Shareholder Guarantee, Cession and Pledge Agreement, dated June 28, 2018, among AJD Holdings Proprietary Limited, Richmark Holdings Proprietary Limited, DNI-4PL Contracts Proprietary Limited, as borrower, K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.91	July 5, 2018

10.92	Guarantee, Cession and Pledge Agreement, dated June 28, 2018, among the parties listed in Annexure A, as original cedents, K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.92	July 5, 2018

10.93	Debt Guarantor Management Agreement, dated June 28, 2018, among K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent, DNI-4PL Contracts Proprietary Limited, as borrower, and TMF Corporate Services (South Africa) Proprietary Limited, as administrator.		8-K	10.93	July 5, 2018

10.94	Counter-indemnity Agreement, dated June 28, 2018, between DNI-4PL Contracts Proprietary Limited, as borrower, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.		8-K	10.94	July 5, 2018

12	Statement of Ratio of Earnings to Fixed Charges	X

14	Amended and Restated Code of Ethics		10-K	14	August 28, 2014

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date: December 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Christopher S. Seabrooke	Chairman of the Board and Director	December 6, 2018
Christopher S. Seabrooke

	Chief Executive Officer and Director (Principal	December 6, 2018
/s/ Herman G. Kotzé	Executive Officer)
Herman G. Kotzé

	Chief Financial Officer, Treasurer, Secretary and	December 6, 2018
/s/ Alex M.R. Smith	Director (Principal Financial and Accounting Officer)
Alex M.R. Smith

/s/ Paul Edwards	Director	December 6, 2018
Paul Edwards

/s/ Alfred T. Mockett	Director	December 6, 2018
Alfred T. Mockett

/s/ Alasdair J. K. Pein	Director	December 6, 2018
Alasdair J. K. Pein

/s/ Ekta Singh-Bushell	Director	December 6, 2018
Ekta Singh-Bushell

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

Opinion on the Financial Statements

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2018 (December 6, 2018, as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)), expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Restatement of the 2018 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the accompanying 2018 consolidated financial statements have been restated to correct a misstatement.

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

/s/ Deloitte & Touche
Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

September 12, 2018 (December 6, 2018 as to the effects of the restatement discussed in Note 1)

We have served as the Company's auditor since 2004.

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients and Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal TP Pillay Consulting *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *KL Hodson Corporate Finance *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2018 and 2017

	2018	2017
	(As	(As
	Restated)A	Restated)B
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,054	$258,457
Pre-funded social welfare grants receivable (Note 4)	2,965	2,322
Accounts receivable, net (Note 5)	109,683	111,429
Finance loans receivable, net (Note 5)	62,205	80,177
Inventory (Note 6)	12,887	8,020
Deferred income taxes (Note 2 and Note 19)	-	5,330
Total current assets before settlement assets	277,794	465,735
Settlement assets (Note 2)	149,047	640,455
Total current assets	426,841	1,106,190
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	27,054	39,411
EQUITY-ACCOUNTED INVESTMENTS (Note 9)	88,331	27,862
GOODWILL (Note 10)	283,240	188,833
INTANGIBLE ASSETS, net (Note 10)	131,132	38,764
DEFERRED INCOME TAXES (Note 2 and Note 19)	6,312	-
OTHER LONG-TERM ASSETS (Note 9 and Note 11)	256,380	49,696
TOTAL ASSETS	1,219,290	1,450,756
LIABILITIES
CURRENT LIABILITIES
Short-term facilities (Note 12)	-	16,579
Accounts payable	35,055	15,136
Other payables (Note 13)	47,994	34,799
Current portion of long-term borrowings (Note 14)	44,695	8,738
Income taxes payable	5,742	5,607
Total current liabilities before settlement obligations	133,486	80,859
Settlement obligations (Note 2)	149,047	640,455
Total current liabilities	282,533	721,314
DEFERRED INCOME TAXES (Note 2 and Note 19)	46,606	11,139
LONG-TERM BORROWINGS (Note 14)	5,469	7,501
OTHER LONG-TERM LIABILITIES (Note 3 and Note 11)	38,580	2,795
TOTAL LIABILITIES	373,188	742,749
COMMITMENTS AND CONTINGENCIES (Note 24)
REDEEMABLE COMMON STOCK (Note 1 and Note 15)	107,672	107,672
EQUITY
COMMON STOCK (Note 15)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - 2018: 56,685,925; 2017: 56,369,737	80	80
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2018: -; 2017: -	-	-
ADDITIONAL PAID-IN CAPITAL	276,201	273,733
TREASURY SHARES, AT COST: 2018: 24,891,292; 2017: 24,891,292 (Note 15)	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 16)	(184,436)	(162,569)
RETAINED EARNINGS	837,625	773,276
TOTAL NET1 EQUITY	642,519	597,569
NON-CONTROLLING INTEREST	95,911	2,766
TOTAL EQUITY (Note 1)	738,430	600,335
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND
SHAREHOLDERS’ EQUITY	$1,219,290	$1,450,756

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.
(B) Refer to Note 1.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2018, 2017 and 2016

	2018	2017	2016
	(As restated)A
	(In thousands, except per share data)

REVENUE (Note 17)	$612,889	$610,066	$590,749
Services rendered	538,429	533,279	514,847
Loan-based fees received	54,949	53,894	47,117
Sale of goods	19,511	22,893	28,785

EXPENSE

Cost of goods sold, IT processing, servicing and support	304,536	292,383	290,101

Selling, general and administration	193,003	179,262	145,886

Depreciation and amortization	35,484	41,378	40,394

Impairment Loss (Note 10)	20,917	-	-

OPERATING INCOME	58,949	97,043	114,368

CHANGE IN FAIR VALUE OF EQUITY SECURITIES	32,473	-	-

INTEREST INCOME	17,885	20,897	15,292

INTEREST EXPENSE	8,941	3,484	3,423

INCOME BEFORE INCOME TAXES	100,366	114,456	126,237

INCOME TAX EXPENSE (Note 19)	48,627	42,472	42,080

NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	51,739	71,984	84,157

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	11,730	2,664	639

NET INCOME	63,469	74,648	84,796

(ADD) LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(880)	1,694	2,342

NET INCOME ATTRIBUTABLE TO NET1	$64,349	$72,954	$82,454

Net income per share, in United States dollars: (Note 20)

Basic earnings attributable to Net1 shareholders	1.13	1.34	1.72
Diluted earnings attributable to Net1 shareholders	1.13	1.33	1.71

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2018, 2017 and 2016

	2018	2017	2016
	(As restated)A
		(in thousands)

NET INCOME	$63,469	$74,648	$84,796

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized income on asset available for sale, net of tax (Note 16)	-	-	692
Movement in foreign currency translation reserve	(19,539)	30,466	(49,941)
Movement in foreign currency translation reserve related to equity- accounted investments	(2,426)	(2,697)	-
Release of gain on asset available for sale, net of taxes (Note 16)	-	-	(1,732)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(21,965)	27,769	(50,981)

COMPREHENSIVE INCOME	41,504	102,417	33,815
Add (Less) comprehensive income attributable to non- controlling interest	978	(2,332)	(1,880)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NET1	$42,482	$100,085	$31,935

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2016 (dollar amounts in thousands)
	Net 1 UEPS Technologies, Inc. Shareholders
			Number		Number			Accumulated				Redeemable
	Number		of		of shares,	Additional		other	Total	Non-		common
	of		Treasury	Treasury	net of	Paid-In	Retained	comprehensive	Net1	controlling		stock
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total	(Note 1)
Balance – July 1, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$658	$478,785	$-

Issue of common stock that is redeemable for cash or other assets (Note 15)	9,984,311	10			9,984,311				10		10	107,672

Repurchase of common stock (Note 15)			(2,426,704)	(27,107)	(2,426,704)				(27,107)		(27,107)

Restricted stock granted (Note 18)	319,492				319,492				-		-

Exercise of stock option (Note 18)	323,645				323,645	3,762			3,762		3,762

Stock-based compensation charge (Note 18)						3,598			3,598		3,598

Income tax benefit from vested stock awards						67			67		67

Acquisition of non-controlling interest (Note 3 and Note 15)						(1,308)			(1,308)	(37)	(1,345)

Transact24 acquisition (Note 3)	391,645				391,645	3,963			3,963		3,963

Net income							82,454		82,454	2,342	84,796

Other comprehensive loss (Note 16)								(50,519)	(50,519)	(462)	(50,981)

Balance – June 30, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$2,501	$495,548	$107,672

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2017 (dollar amounts in thousands)
	Net 1 UEPS Technologies, Inc. Shareholders
			Number		Number			Accumulated				Redeemable
	Number		of		of shares,	Additional		other	Total	Non-		common
	of		Treasury	Treasury	net of	Paid-In	Retained	comprehensive	Net1	controlling		stock
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total	(Note 1)

Balance – July 1, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$2,501	$495,548	$107,672

Sale of common stock (Note 15)	5,000,000	5			5,000,000	44,995			45,000		45,000

Repurchase of common stock (Note 15)			(4,407,360)	(45,324)	(4,407,360)				(45,324)		(45,324)

Restricted stock granted (Note 18)	389,587				389,587				-		-

Exercise of stock option (Note 18)	321,026	1			321,026	2,878			2,879		2,879

Stock-based compensation charge (Note 18)						3,905			3,905		3,905

Reversal of stock compensation charge (Note 18)	(205,470)				(205,470)	(1,923)			(1,923)		(1,923)

Utilization of APIC pool related to vested restricted stock						(189)			(189)		(189)

Dividends paid to non-controlling interest									-	(2,067)	(2,067)

Stock based-compensation charge related to equity-accounted investment (Note 9)						89			89		89

Net income							72,954		72,954	1,694	74,648

Other comprehensive income (Note 16)								27,131	27,131	638	27,769

Balance – June 30, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2018 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
							Retained	other
			Number		Number		Earnings	comprehensive	Total Net1		Total	Redeemable
	Number		of		of shares,	Additional	(As	(loss)	Equity	Non-	(As	common
	of		Treasury	Treasury	net of	Paid-In	restated)	(As	(As	controlling	restated)	stock
	Shares	Amount	Shares	Shares	treasury	Capital	A	restated)A	restated)A	Interest	A	(Note 1)

Balance – July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672

Restricted stock granted (Note 18)	618,411				618,411				-		-

Stock-based compensation charge (Note 18)						2,656			2,656		2,656

Reversal of stock compensation charge (Note 18)	(302,223)				(302,223)	(49)			(49)		(49)

Reversal of stock based- compensation charge related to equity-accounted investment (Note 9)						(139)			(139)		(139)

Acquisition of DNI (Note 3)									-	94,123	94,123

Net income							64,349		64,349	(880)	63,469

Other comprehensive income (Note 16)								(21,867)	(21,867)	(98)	(21,965)

Balance – June 30, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$837,625	$(184,436)	$642,519	$95,911	$738,430	$107,672

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2018, 2017 and 2016

	2018	2017	2016
	(As restated)A
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,469	$74,648	$84,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,484	41,378	40,394
Earnings from equity-accounted investments (Note 9)	(11,730)	(2,664)	(639)
Interest on Cedar Cellular note (Note 9)	(1,395)	-	-
Fair value adjustments and re-measurements	(32,059)	(300)	519
Interest payable	(146)	20	1,829
Facility fee amortized	589	1,326	138
Gain on release from accumulated other comprehensive income (Note 7)	-	-	(2,176)
Loss (Gain) on fair value of DNI and Transact24 (Note 3)	4,614	-	(1,909)
Loss (Profit) on disposal of property, plant and equipment	40	(639)	(286)
Profit on disposal of business	(463)	-	-
Stock compensation charge, net of forfeitures (Note 18)	2,607	1,982	3,598
Dividends received from equity accounted investments	4,111	1,187	-
Impairment loss (Note 10)	20,917	-	-
Decrease (Increase) in accounts and finance loans receivable, and pre-funded grants receivable	31,090	(15,767)	(3,401)
(Increase) Decrease in inventory	(2,521)	3,025	1,001
Increase (Decrease) in accounts payable and other payables	10,595	(6,461)	(7,840)
Increase (Decrease) in taxes payable	1,137	(354)	763
Increase (Decrease) in deferred taxes	5,966	(220)	(235)
Net cash provided by operating activities	132,305	97,161	116,552
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,649)	(11,195)	(35,797)
Proceeds from disposal of property, plant and equipment	658	1,592	1,349
Investment in Cell C (Note 9)	(151,003)	-	-
Investment in equity of equity-accounted investments (Note 9)	(133,335)	-	-
Loans to equity-accounted investments (Note 9)	(10,635)	(12,044)	-
Repayment of loans by equity-accounted investments (Note 9)	9,180	-	-
Acquisition of held to maturity investment (Note 9)	(9,000)	-	-
Acquisitions, net of cash acquired (Note 3)	(6,202)	(4,651)	(15,767)
Investment in MobiKwik (Note 9)	-	(25,835)	-
Acquisition of available for sale securities	-	-	(8,900)
Other investing activities, net	(61)	-	(5)
Net change in settlement assets (Note 2)	490,795	(61,938)	53,364
Net cash provided by (used in) investing activities	180,748	(114,071)	(5,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings utilized (Note 14)	113,157	800	2,107
Repayment of long-term borrowings (Note 14)	(77,062)	(37,318)	(8,716)
Repayment of bank overdraft (Note 12)	(62,925)	-	-
Proceeds from bank overdraft (Note 12)	44,900	16,176	-
Payment of guarantee fee (Note 14)	(754)	(1,145)	-
Proceeds from issue of common stock (Note 15 and Note 18)	-	47,879	111,444
Acquisition of treasury stock (Note 15)	-	(45,794)	(26,637)
Dividends paid to non-controlling interest	-	(2,067)	-
Acquisition of interests in non-controlling interests (Note 15)	-	-	(11,189)
Net change in settlement obligations (Note 2)	(490,795)	61,938	(53,364)
Net cash (used in) provided by financing activities	(473,479)	40,469	13,645
Effect of exchange rate changes on cash	(7,977)	11,254	(18,380)
Net (decrease) increase in cash, cash equivalents and restricted cash	(168,403)	34,813	106,061
Cash, cash equivalents and restricted cash – beginning of year	258,457	223,644	117,583
Cash, cash equivalents and restricted cash – end of year	$90,054	$258,457	$223,644

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1. See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business

     Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides payment solutions and transaction processing services across a wide range of industries and in various geographies. It has developed and markets a smart-card based alternative payment system for the unbanked and under-banked populations of developing economies. Its universal electronic payment system (“UEPS”) uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing and financial solutions. The Company’s technology is widely used in South Africa today, where it distributes welfare payments to recipient cardholders in South Africa, provides financial services, processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa, processes third-party and associated payroll payments for employees and provides mobile telephone top-up transactions for the major South African mobile carriers. The Company recently acquired DNI-4PL Proprietary Limited (“DNI”), the leading distributor of mobile subscriber starter packs for Cell C Proprietary Limited (“Cell C”) in South Africa. Through KSNET, the Company offers card processing, payment gateway (“PG”) and banking value-added network services (“VAN”) in South Korea. The Company has card issuing and acquiring capabilities through Transact24 in Hong Kong and provides value added payment services to online retailers across Europe through Masterpayment in Germany. The Company leverages its strategic equity investments in Finbond Group Limited (“Finbond”) and Bank Frick & Co. AG (“Bank Frick”) (both regulated banks), and Cell C to introduce products to new customers and geographies.

     Basis of presentation

     The accompanying consolidated financial statements include subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

     Restatement of financial statements

     Subsequent to the issuance of the Company’s 2018 consolidated financial statements, the Company’s management determined that the Company incorrectly classified and recorded its investment in Cell C as available-for-sale and recorded the change in its fair value of $25.2 million, net of taxation of $7.3 million, in other comprehensive income for the year ended June 30, 2018. The Company has now determined that, due to the election of the fair value option on acquisition, the investment in Cell C should have been accounted at fair value with changes in fair value recorded in the statement of operations. The tables below present the impact of the restatement on each of the Company’s financial statements for the year ended June 30, 2018:

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
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

     Restatement of financial statements (continued)

Consolidated statement of operations
	Year ended June 30, 2018
	As		As
	reported	Correction	restated
	(in thousands, except per share data)
Change in fair value of equity securities	$-	$32,473	$32,473
Income before income taxes	67,893	32,473	100,366
Income tax expense	41,353	7,274	48,627
Net income before earnings from equity-accounted investments	26,540	25,199	51,739
Net income	38,270	25,199	63,469
Net income attributable to Net1	$39,150	$25,199	$64,349
Net income per share, in United States dollars:
Basic earnings attributable to Net1 shareholders	0.69	0.44	1.13
Diluted earnings attributable to Net1 shareholders	0.69	0.44	1.13

Consolidated statement of comprehensive income
	Year ended June 30, 2018
	As		As
	reported	Correction	restated
		(in thousands)
Net income	$38,270	$25,199	$63,469
Net unrealized income on asset available for sale, net of tax	25,199	(25,199)	-
Total other comprehensive income (loss)	3,234	(25,199)	(21,965)
Comprehensive income	$41,504	$-	$41,504

Consolidated statement of changes in equity
		Accumulated
		other
	Retained	comprehensive
	earnings	loss
	(in thousands)
As reported – June 30, 2018	$812,426	$(159,237)
Correction of misstatement	25,199	(25,199)
As restated – June 30, 2018	$837,625	$(184,436)

Consolidated statement of cash flows
	Year ended June 30, 2018
	As		As
	reported	Correction	restated
		(in thousands)
Net income	$38,270	$25,199	$63,469
Fair value adjustmentA	(212)	(31,847)	(32,059)
Increase (Decrease) in deferred taxes	(1,308)	7,274	5,966
Net cash provided by operating activitiesA	$132,605	$(300)	$132,305

     (A) The Company also identified and corrected other insignificant misstatements in its consolidated statement of cash flows for the year ended June 30, 2018. The correction of these insignificant changes decreased net cash provided by operating activities with a corresponding increase in net cash provided by investing activities. The correction of these insignificant changes did not affect the net decrease increase in cash, cash equivalents and restricted cash for the year ended June 30, 2018.

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

     Equity-accounted investments (continued)

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

     Debt and equity securities

     The Company is required to classify all applicable debt and equity securities as either trading securities, available-for-sale or held to maturity upon investment in the security. All equity securities that do not have readily determinable fair value and for which the fair value option has not been elected are carried using the cost method of accounting.

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
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

     Debt and equity securities (continued)

          Available for sale

     Debt and equity securities acquired by the Company that have readily determinable fair values are classified as available for sale if the Company has not classified them as trading securities or if it does not have the ability or positive intent to hold the security until maturity. The Company is required to make an election to account for these securities as available for sale. These available for sale securities are initially measured at fair value. These securities are subsequently measured at fair value with unrealized gains and losses from available for sale investments in debt and equity securities reported as a separate component of accumulated other comprehensive income, net of deferred income taxes, in shareholders’ equity. The Company had no available for sale securities as of June 30, 2018 and 2017.

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
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Policy reserves and liabilities (continued)

          Reserves for policy benefits and claims payable (continued)

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

     As of June 30, 2018, the Company intends to permanently reinvest its non-U.S. undistributed earnings of $545.4 million in those non-U.S. jurisdictions. Accordingly, the Company has not recognized a deferred tax liability related to future distributions of these undistributed earnings. It is not practicable for the Company to estimate the amount of unrecognized deferred tax liability because of the complexities of the calculations involved. The Company will be required to record a tax charge if it is no longer able to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

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

     Upon adoption of this guidance on July 1, 2018, the Company will recognize any changes in the fair value of its investment in One MobiKwik Systems Private Limited (“MobiKwik”), which is currently carried at cost, through net income.

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

          Asset measured at fair value using significant unobservable inputs – investment in Cell C

     The Company's Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a leading mobile telecoms provider in South Africa (refer to Note 9). The Company has designated the investment in such shares to be carried at fair value, under the fair value option. Cell C shares are not listed on an exchange and there is no readily determinable market value for the shares. The Company has developed an adjusted EV/EBITDA multiple valuation model in order to determine the fair value of the Cell C shares. The primary inputs to the valuation model are Cell C’s annualized adjusted EBITDA for the 11 months ended June 30, 2018, of ZAR 3.9 billion ($284.8 million, translated at exchange rates applicable as of June 30, 2018), an EBITDA multiple of 6.75, Cell C’s net external debt of ZAR 8.8 billion ($641.1 million, translated at exchange rates applicable as of June 30, 2018) and a marketability discount of 10% as Cell C is not currently listed, but has a publically stated intention to list.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     Financial instruments (continued)

          Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

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

     Summarized below is the movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2018:

Carrying value
Assets
Acquisition of investment in Cell C	$151,003
Change in fair value of Cell C	32,473
Foreign currency adjustment	(10,528)
Balance as of June 30, 2018	$172,948

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
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.     EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

     Equity-accounted investments (continued)

     Summarized below is the movement in equity-accounted investments during the years ended June 30, 2018 and 2017, which includes the investment in equity and the investment in loans provided to equity-accounted investees:

		Bank
	DNI(1)	Frick	Finbond	Other(2)	Total
Investment in equity:
Balance as of July 1, 2016	$-	$-	$16,304	$8,185	24,489
Stock-based compensation	-	-	89	-	89
Comprehensive income (loss):	-	-	816	(849)	(33)
Other comprehensive loss	-	-	(1,687)	(1,010)	(2,697)
Equity accounted earnings (loss)	-	-	2,503	161	2,664
Share of net income	-	-	2,709	161	2,870
Dilution resulting from corporate transactions	-	-	(206)	-	(206)
Dividends received	-	-	(477)	(710)	(1187)
Foreign currency adjustment(3)	-	-	2,229	116	2,345
Balance as of June 30, 2017	-	-	18,961	6,742	25,703
Acquisition of shares	79,541	51,949	13,043	-	144,533
Stock-based compensation	-	-	(139)	-	(139)
Comprehensive income (loss):	7,005	(606)	2,901	4	9,304
Other comprehensive loss	-	-	(2,426)	-	(2,426)
Equity accounted earnings (loss)	7,005	(606)	5,327	4	11,730
Share of net income (loss)	9,510	201	5,583	4	15,298
Amortization - acquired intangible assets	(3,480)	(531)	-	-	(4,011)
Deferred taxes - acquired intangible assets	975	128	-	-	1,103
Dilution resulting from corporate transactions	-	-	(256)	-	(256)
Other	-	(404)	-	-	(404)
Dividends received	(1,765)	(1,946)	(1,096)	(400)	(5,207)
Carrying value at the acquisition date (Note 3)	(79,972)	-	-	339	(79,633)
Foreign currency adjustment(3)	(4,809)	(1,268)	(2,712)	(593)	(9,382)
Balance as of June 30, 2018	$-	$48,129	$30,958	$6,092	$85,179
Investment in loans:
Balance as of July 1, 2016	$-	$-	$1,015	$141	$1,156
Loans granted			10,044	2,000	12,044
Interest accrued			107	0	107
Foreign currency adjustment(3)	-	-	754	18	772
Included in accounts receivable, net (Note 5)	-	-	(11,920)	0	(11,920)
Balance as of June 30, 2017	-	-	-	2,159	2,159
Loans granted	-	-	-	1,000	1,000
Transfer from accounts receivable, net	-	-	11,235	-	11,235
Transfer to investment in equity	-	-	(11,102)	-	(11,102)
Foreign currency adjustment(3)	-	-	(133)	(7)	(140)
Balance as of June 30, 2018	$-	$-	$-	$3,152	$3,152

	Equity	Loans	Total
Carrying amount as of:
June 30, 2017	$25,703	$2,159	$27,862
June 30, 2018	$85,179	$3,152	$88,331

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
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.     EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

     Summary financial information of equity-accounted investments

     Summarized below is the financial information of equity-accounted investments (during the Company’s reporting periods in which investments were carried using the equity-method, unless otherwise noted) as of the stated reporting period of the investee and translated at the applicable closing or average foreign exchange rates (as applicable):

	Bank Frick	Finbond	Other(1)
Balance sheet, as of	June 30	February 28(2)	Various(3)
Current assets(4)
2018	n/a	n/a	$11,433
2017	n/a	n/a	9,196
Long-term assets
2018	$1,418,160	$266,149	1,343
2017	n/a	229,875	813
Current liabilities(4)
2018	n/a	n/a	3,295
2017	n/a	n/a	443
Long-term liabilities
2018	1,323,470	178,587	3,930
2017	n/a	152,827	2,872
Redeemable stock
2018	-	-	-
2017	n/a	-	-
Non-controlling interests
2018	-	13,896	-
2017	n/a	17,366	-

Statement of operations, for the period ended	June 30(5)	February 28(2)	Various(6)
Revenue
2018	33,814	161,915	10,955
2017	n/a	97,431	7,168
2016	n/a	n/a	4,966
Operating income (loss)
2018	776	35,225	826
2017	n/a	19,551	276
2016	n/a	n/a	(21)
Income (loss) from continuing operations
2018	617	19,167	152
2017	n/a	9,700	3
2016	n/a	n/a	(268)
Net income (loss)
2018	$617	19,167	152
2017	n/a	$9,700	3
2016	n/a	n/a	$(268)

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

     The Company had no held to maturity investments as of June 30, 2017. The unrealized holding gains related to the investment in Cedar Cellular notes is included in interest income in the consolidated statement of operations for the year ended June 30, 2018.

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
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.    GOODWILL AND INTANGIBLE ASSETS, net (continued)

     Intangible assets, net (continued)

     Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2018 and 2017:

	As of June 30, 2018			As of June 30, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships (1)	$197,676	$(76,237)	$121,439	$99,209	$(65,595)	$33,614
Software and unpatented technology (1)	35,730	(32,342)	3,388	33,273	(31,112)	2,161
FTS patent	2,792	(2,792)	-	2,935	(2,935)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks (1)	11,101	(5,589)	5,512	6,972	(4,759)	2,213
Total finite-lived intangible assets	251,805	(121,466)	130,339	146,895	(108,907)	37,988
Indefinite-lived intangible assets:
Financial institution license	793	-	793	776	-	776
Total indefinite-lived intangible assets	793	-	793	776	-	776
Total intangible assets	$252,598	$(121,466)	$131,132	$147,671	$(108,907)	$38,764

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

16.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

     The table below presents the change in accumulated other comprehensive (loss) income per component during years ended June 30, 2018, 2017 and 2016:

		Accumulated
		Net
		unrealized
		income (loss)
	Accumulated	on asset
	Foreign	available for
	currency	sale, net of	Total
	translation	tax	(As
	reserve	(As restated)A	restated)A
Balance as of July 1, 2015	$(140,221)	$1,040	$(139,181)
Movement in foreign currency translation reserve	(49,479)	-	(49,479)
Unrealized gain on asset available for sale, net of tax of $159	-	692	692
Release of gain on asset available for sale, net of taxes of $444	-	(1,732)	(1,732)
Balance as of June 30, 2016	(189,700)	-	(189,700)
Movement in foreign currency translation reserve related to equity accounted investment	(2,697)	-	(2,697)
Movement in foreign currency translation reserve	29,828	-	29,828
Balance as of June 30, 2017	(162,569)	-	(162,569)
Movement in foreign currency translation reserve related to equity accounted investment	(2,426)	-	(2,426)
Movement in foreign currency translation reserve	(19,441)	-	(19,441)
Balance as of June 30, 2018	$(184,436)	$0	$(184,436)

     (A) Certain amounts have been restated to correct the misstatements discussed in Note 1.

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

          Restricted stock

     The following table summarizes restricted stock activity for the years ended June 30, 2018, 2017 and 2016:

	Number of	Weighted
	Shares of	Average Grant
	Restricted	Date Fair Value
	Stock	($’000)
Non-vested – July 1, 2015	341,529	1,759
Granted – August 2015	319,492	6,406
Vested – August 2015	(71,574)	1,435
Non-vested – June 30, 2016	589,447	7,622
Total granted	389,587	4,172
Granted – August 2016	387,000	4,145
Granted – May 2017	2,587	27
Total vested	(268,091)	2,590
Vested – August 2016	(68,091)	694
Vested – June 2017	(200,000)	1,896
Forfeitures	(205,470)	2,219
Non-vested – June 30, 2017	505,473	11,173
Total granted	618,411	4,581
Granted – August 2017	588,594	4,288
Granted – March 2018	22,817	234
Granted – May 2018	7,000	59
Vested – August 2017	(56,250)	527
Total forfeitures	(302,223)	3,222
Forfeitures – employee terminations	(33,635)	516
Forfeitures – August and November 2014 awards with market conditions	(95,326)	1,133
Forfeitures – August 2015 awards with performance conditions	(173,262)	1,573
Non-vested – June 30, 2018	765,411	6,162

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

     Income tax provision

     The table below presents the components of income before income taxes for the years ended June 30, 2018, 2017 and 2016:

	2018
	(As	2017	2016
	restated)

South Africa	$131,366	$129,786	$119,097
United States	(15,329)	(20,902)	(5,915)
Other	(15,671)	5,572	13,055
Income before income taxes	$100,366	$114,456	$126,237

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.    INCOME TAXES (continued)

     Income tax provision (continued)

     Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2018, 2017 and 2016:

	2018
	(As
	restated)	2017	2016
Current income tax	$95,529	$45,857	$88,807
South Africa	35,745	35,986	31,815
United States	55,788	4,686	50,750
Other	3,996	5,185	6,242
Deferred taxation (benefit) charge	8,567	(40)	(161)
South Africa	9,802	(473)	3,044
United States	477	1,123	(274)
Other	(1,712)	(690)	(2,931)
Foreign tax credits generated – United States	(55,778)	(3,345)	(46,566)
Change in tax rate – United States	309	-	-
Income tax provision	$48,627	$42,472	$42,080

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
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.    INCOME TAXES (continued)

     Income tax provision (continued)

     A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2018, 2017 and 2016, is as follows:

	2018
	(As		2017		2016
	restated)
Income tax rate reconciliation:
Income taxes at fully-distributed South African tax rates	28.00%		28.00%		28.00%
Non-deductible items	15.11%		1.01%		0.38%
Capital gains differential	(1.81%	)	-		-
Foreign tax rate differential	(0.65%	)	0.00%		7.42%
Transition Tax	55.38%		-%		-%
Foreign tax credits	(55.58%	)	(0.05%	)	(36.88%	)
Taxation on deemed dividends in the United States	1.92%		8.00%		34.60%
Movement in valuation allowance	5.99%		0.07%		(0.09%	)
Change in tax laws – United States	0.11%		-%		-%
Prior year adjustments	(0.02%	)	0.07%		(0.09%	)
Income tax provision	48.45%		37.10%		33.34%

     Non-deductible items for the year ended June 30, 2018, includes the impairment loss recognized related to goodwill impaired. The impact on foreign tax during the year ended June 30, 2018, was primarily due to the impact of the Transition Tax.

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

	2018	2017
Total deferred tax assets
Net operating loss carryforwards	$11,339	$4,946
Provisions and accruals	6,384	4,413
FTS patent	367	475
Intangible assets	687	829
Foreign tax credits	32,644	32,574
Other	7,779	5,717
Total deferred tax assets before valuation allowance	59,200	48,954
Valuation allowances	(48,691)	(38,967)
Total deferred tax assets, net of valuation allowance	10,509	9,987
Total deferred tax liabilities:
Intangible assets	35,541	9,141
Investments	6,772	-
Other	8,490	6,655
Total deferred tax liabilities	50,803	15,796
Reported as
Current deferred tax assets	-	5,330
Long-term deferred tax assets	6,312	-
Long-term deferred tax liabilities	46,606	11,139
Net deferred income tax liabilities	$40,294	$5,809

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

     At June 30, 2018, the Company had a valuation allowance of $48.7 million (2017: $39.0 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2018 and 2017, is presented below:

			Net
		Foreign	operating
		tax	loss carry-	FTS
	Total	credits	forwards	patent	Other
July 1, 2016	$38,834	$36,748	$931	$158	$997
Reversed to statement of operations	(4,302)	(4,174)	(128)	-	-
Charged to statement of operations	4,684	-	3,107	-	1,577
Foreign currency adjustment	(249)	-	(211)	(38)	-
June 30, 2017	38,967	32,574	3,699	120	2,574
Charged to statement of operations	9,582	10	971	-	8,601
Utilized	60	60	-	-	-
Change in tax laws	(894)	-	(263)	-	(631)
Foreign currency adjustment	976	-	1,038	(63)	1
June 30, 2018	$48,691	$32,644	$5,445	$57	$10,545

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

     The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method for the years ended June 30, 2018, 2017 and 2016:

	2018
	(As	2017	2016
	restated)
	(in thousands except percent and
	per share data)
Numerator:
Net income attributable to Net1	$64,349	$72,954	$82,454
Undistributed earnings	64,349	72,954	82,454
Percent allocated to common shareholders (Calculation 1)	98%	99%	99%
Numerator for earnings per share: basic and diluted	$63,276	$72,188	$81,370

Denominator:
Denominator for basic earnings per share: weighted-average common
shares outstanding	55,860	53,966	47,234
Effect of dilutive securities:
Stock options	51	109	242
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	55,911	54,075	47,476

Earnings per share:
Basic	$1.13	$1.34	$1.72
Diluted	$1.13	$1.33	$1.71

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,860	53,966	47,234
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,807	54,539	47,863
Percent allocated to common shareholders (A) / (B)	98%	99%	99%

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

	For the years ended June 30,
	2018
	(As	2017	2016
	restated)
Reportable segments measure of profit or loss	$85,690	$130,799	$129,774
Operating income: Corporate/Eliminations	(26,741)	(33,756)	(15,406)
Change in fair value of equity securities	32,473	-	-
Interest income	17,885	20,897	15,292
Interest expense	(8,941)	(3,484)	(3,423)
Income before income taxes	$100,366	$114,456	$126,237

     The following tables summarize segment information which is prepared in accordance with GAAP for the years ended June 30, 2018, 2017 and 2016:

	For the years ended June 30,
	2018	2017	2016

Revenues
South African transaction processing	$268,047	$249,144	$212,574
International transaction processing	180,027	176,729	169,807
Financial inclusion and applied technologies	221,906	235,901	249,403
Total	669,980	661,774	631,784
Operating income (loss)
South African transaction processing	42,796	59,309	51,386
International transaction processing	(12,478)	13,705	23,389
Financial inclusion and applied technologies	55,372	57,785	54,999
Subtotal: Operating segments	85,690	130,799	129,774
Corporate/Eliminations	(26,741)	(33,756)	(15,406)
Total	58,949	97,043	114,368
Depreciation and amortization
South African transaction processing	4,625	4,614	6,157
International transaction processing	17,627	21,366	21,852
Financial inclusion and applied technologies	1,441	1,422	1,158
Subtotal: Operating segments	23,693	27,402	29,167
Corporate/Eliminations	11,791	13,976	11,227
Total	35,484	41,378	40,394
Expenditures for long-lived assets
South African transaction processing	3,988	2,473	5,101
International transaction processing	4,397	7,745	28,029
Financial inclusion and applied technologies	1,264	977	2,667
Subtotal: Operating segments	9,649	11,195	35,797
Corporate/Eliminations	-	-	-
Total	$9,649	$11,195	$35,797

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

     Purchase obligations

     As of June 30, 2018 and 2017, the Company had purchase obligations totaling $5.6 million and $2.3 million, respectively. The purchase obligations as of June 30, 2018, primarily include inventory that will be delivered to the Company and sold to customers in July 2018.

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

25.    UNAUDITED QUARTERLY RESULTS

     The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2018 and 2017:

	Three months ended
					Year ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2018	2018	2017	2017	2018
	(As	(As			(As
	restated)(1)	restated)(1)			restated)(1)
	(In thousands except per share data)

Revenue	$149,194	$162,721	$148,416	$152,558	$612,889
Operating income	10,072	7,564	16,307	25,006	58,949
Net income attributable to Net1	$2,869	$32,375	$9,622	$19,483	$64,349
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.05	$0.57	$0.17	$0.34	$1.13
Diluted earnings attributable to Net1 shareholders .	$0.05	$0.57	$0.17	$0.34	$1.13

     (1) Net income attributable to Net1 and net income per share, basic and diluted, for the three months ended June 30, 2018 and March 31, 2018, and the year ended June 30, 2018, have been restated as discussed in Note 1. The Company’s results were impacted as follows:

  Three months ended March 31, 2018, includes an increase in net income attributable to Net1 of $29.4 million (net of taxation of $8.5 million), and net income per share, basic and diluted, each increased by $0.52;
  Three months ended June 30, 2018, includes a decrease in net income attributable to Net1of $4.2 million (net of taxation of $1.2 million), and net income per share, basic and diluted, each decreased by $0.07; and
  Year ended June 30, 2018, includes an increase in net income attributable to Net1of $25.2 million (net of taxation of $7.3 million), and net income per share, basic and diluted, each increased by $0.44.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2018, 2017 and 2016
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

25.    UNAUDITED QUARTERLY RESULTS (continued)

	Three months ended
					Year ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2017	2017	2016	2016	2017
	(In thousands except per share data)

Revenue	$155,056	$147,944	$151,433	$155,633	$610,066
Operating income	14,726	24,547	25,589	32,181	97,043
Net income attributable to Net1	$11,289	$18,392	$18,641	$24,632	$72,954
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.20	$0.34	$0.35	$0.46	$1.34
Diluted earnings attributable to Net1 shareholders .	$0.20	$0.33	$0.35	$0.46	$1.33

*********************