Form 10-Q
period 2018-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2019-02-07
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X ]

As of February 5, 2019 (the latest practicable date), 56,833,925 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2018	2018
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,910	$90,054
Restricted cash (Note 10)	63,131	-
Pre-funded social welfare grants receivable (Note 2)	-	2,965
Accounts receivable, net (Note 3)	105,007	109,683
Finance loans receivable, net (Note 3)	25,122	62,205
Inventory (Note 4)	10,272	12,887
Total current assets before settlement assets	273,442	277,794
Settlement assets (Note 5)	65,765	149,047
Total current assets	339,207	426,841
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – December: $132,191; June: $129,185	23,739	27,054
EQUITY-ACCOUNTED INVESTMENTS (Note 7)	93,561	88,331
GOODWILL (Note 8)	267,964	283,240
INTANGIBLE ASSETS, net (Note 8)	115,250	131,132
DEFERRED INCOME TAXES	20,826	6,312
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 7 and Note 9)	219,577	256,380
TOTAL ASSETS	1,080,124	1,219,290

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 10)	63,131	-
Accounts payable	20,939	35,055
Other payables	73,464	47,994
Current portion of long-term borrowings (Note 10)	24,660	44,695
Income taxes payable	6,770	5,742
Total current liabilities before settlement obligations	188,964	133,486
Settlement obligations (Note 5)	65,765	149,047
Total current liabilities	254,729	282,533
DEFERRED INCOME TAXES	52,376	46,606
LONG-TERM BORROWINGS (Note 10)	10,395	5,469
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 9)	2,515	38,580
TOTAL LIABILITIES	320,015	373,188
COMMITMENTS AND CONTINGENCIES (Note 19)
REDEEMABLE COMMON STOCK	107,672	107,672

EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - December: 56,833,925; June: 56,685,925	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: December: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	277,463	276,201
TREASURY SHARES, AT COST: December: 24,891,292; June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (12)	(198,272)	(184,436)
RETAINED EARNINGS	768,485	837,625
TOTAL NET1 EQUITY	560,805	642,519
NON-CONTROLLING INTEREST	91,632	95,911
TOTAL EQUITY	652,437	738,430

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$1,080,124	$1,219,290

(A) – Derived from restated audited financial statements filed on Form 10-K/A on December 6, 2018

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$97,150	$148,416	$223,034	$300,974

EXPENSE

Cost of goods sold, IT processing, servicing and support	51,185	73,994	123,501	148,646

Selling, general and administration	70,996	49,392	112,874	93,326

Depreciation and amortization	9,853	8,723	20,647	17,689

Impairment loss (Note 8)	8,191	-	8,191	-

OPERATING (LOSS) INCOME	(43,075)	16,307	(42,179)	41,313

CHANGE IN VALUE OF EQUITY SECURITIES (Note 6 and 7)	(15,836)	-	(15,836)	-

INTEREST INCOME, net of impairment (Note 7)	(331)	4,705	1,545	9,749

INTEREST EXPENSE	2,778	2,325	5,537	4,446

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(62,020)	18,687	(62,007)	46,616

INCOME TAX (BENEFIT) EXPENSE (Note 17)	(2,298)	10,062	4,192	20,339

NET (LOSS) INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(59,722)	8,625	(66,199)	26,277

(LOSS) EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(1,247)	1,354	126	3,429

NET (LOSS) INCOME	(60,969)	9,979	(66,073)	29,706

LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2,972	357	3,067	601

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	$(63,941)	$9,622	$(69,140)	$29,105

Net (loss) income per share, in U.S. dollars (Note 14)
Basic (loss) earnings attributable to Net1 shareholders	$(1.13)	$0.17	$(1.22)	$0.51
Diluted (loss) earnings attributable to Net1 shareholders	$(1.12)	$0.17	$(1.22)	$0.51

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Net (loss) income	$(60,969)	$9,979	$(66,073)	$29,706

Other comprehensive (loss) income
Movement in foreign currency translation reserve	(10,353)	53,517	(23,675)	39,637
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	5,430	(227)
Total other comprehensive (loss) income, net of taxes	(10,353)	53,517	(18,245)	39,410

Comprehensive (loss) income	(71,322)	63,496	(84,318)	69,116
Add (Less) comprehensive loss attributable to non-controlling interest	(1,363)	(668)	1,342	(801)
Comprehensive (loss) income attributable to Net1	$(72,685)	$62,828	$(82,976)	$68,315

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of Shares, Net of Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Net1 Equity	Non- Controlling Interest	Total	Redeemable Common Stock

For the three months ended December 31, 2017 (dollar amounts in thousands)

Balance – October 1, 2017	81,818,988	$80	(24,891,292)	$(286,951)	56,927,696	$274,353	$792,759	$(176,565)	$603,676	$2,899	$606,575	$107,672

Stock-based compensation charge (Note 13)						608			608		608

Reversal of stock compensation charge (Note 13)	(95,326)				(95,326)	-			-		-

Net income							9,622		9,622	357	9,979

Other comprehensive income								53,206	53,206	311	53,517

Balance – December 31, 2017	81,723,662	$80	(24,891,292)	$(286,951)	56,832,370	$274,961	$802,381	$(123,359)	$667,112	$3,567	$670,679	$107,672

For the six months ended December 31, 2017 (dollar amounts in thousands)

Balance – July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672

Restricted stock granted (Note 13)	588,594				588,594				-		-

Stock-based compensation charge (Note 13)						1,477			1,477		1,477

Reversal of stock compensation charge (Note 13)	(125,961)				(125,961)	(42)			(42)		(42)

Reversal of stock based-compensation charge related to equity-accounted investment						(207)			(207)		(207)

Net income							29,105		29,105	601	29,706

Other comprehensive income								39,210	39,210	200	39,410

Balance – December 31, 2017	81,723,662	$80	(24,891,292)	$(286,951)	56,832,370	$274,961	$802,381	$(123,359)	$667,112	$3,567	$670,679	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of Shares, Net of Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Net1 Equity	Non- Controlling Interest	Total	Redeemable Common Stock

For the three months ended December 31, 2018 (dollar amounts in thousands)

Balance – October 1, 2018	81,725,217	$80	(24,891,292)	$(286,951)	56,833,925	$276,865	$832,426	$(189,528)	$632,892	$91,477	$724,369	$107,672

Stock-based compensation charge (Note 13)						598			598		598

Dividends paid to non-controlling interest										(1,208)	(1,208)

Net (loss) income							(63,941)		(63,941)	2,972	(60,969)

Other comprehensive loss								(8,744)	(8,744)	(1,609)	(10,353)

Balance – December 31, 2018	81,725,217	$80	(24,891,292)	$(286,951)	56,833,925	$277,463	$768,485	$(198,272)	$560,805	$91,632	$652,437	$107,672

For the six months ended December 31, 2018 (dollar amounts in thousands)

Balance – July 1, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$837,625	$(184,436)	$642,519	$95,911	$738,430	$107,672

Restricted stock granted (Note 13)	148,000				148,000				-		-

Stock-based compensation charge (Note 13)						1,185			1,185		1,185

Stock-based compensation charge related to equity-accounted investment (Note 7)						77			77		77

Dividends paid to non-controlling interest										(2,937)	(2,937)

Net (loss) income							(69,140)		(69,140)	3,067	(66,073)

Other comprehensive loss(Note 12)								(13,836)	(13,836)	(4,409)	(18,245)

Balance – December 31, 2018	81,725,217	$80	(24,891,292)	$(286,951)	56,833,925	$277,463	$768,485	$(198,272)	$560,805	$91,632	$652,437	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Cash flows from operating activities
Net (loss) income	$(60,969)	$9,979	$(66,073)	$29,706
Depreciation and amortization	9,853	8,723	20,647	17,689
Impairment loss (Note 8)	8,191	-	8,191	-
Movement in allowance for doubtful accounts receivable	21,368	9,402	23,958	9,465
Loss (Earnings) from equity-accounted investments	1,247	(1,354)	(126)	(3,429)
Interest on Cedar Cell note , net of impairment (Note 7)	1,516	(182)	1,360	(182)
Change in fair value of equity securities (Notes 6 and 7)	15,836	-	15,836	-
Fair value adjustments and re-measurements	83	(190)	1	(99)
Interest payable	131	(159)	241	(247)
Facility fee amortized	68	214	155	347
(Profit) Loss on disposal of property, plant and equipment	(139)	16	(266)	121
Profit on disposal of business	-	(463)	-	(463)
Stock-based compensation charge, net (Note 13)	598	608	1,185	1,435
Dividends received from equity accounted investments	454	1,253	454	2,165
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	18,753	(3,397)	28,755	(42,601)
(Increase) Decrease in inventory	(24)	(2,322)	2,161	(3,848)
(Decrease) Increase in accounts payable and other payables	(11,759)	(481)	(19,535)	2,948
(Decrease) Increase in taxes payable	(7,007)	(9,754)	1,347	(916)
(Decrease) Increase in deferred taxes	(3,436)	1,419	(7,070)	428
Net cash (used in) provided by operating activities	(5,236)	13,312	11,221	12,519

Cash flows from investing activities
Capital expenditures	(2,547)	(2,103)	(5,665)	(3,576)
Proceeds from disposal of property, plant and equipment	212	99	486	415
Acquisition of intangible assets	(1,384)	-	(1,384)	-
Investment in equity of equity-accounted investments (Note 7)	(2,500)	(40,892)	(2,500)	(113,738)
Investment in MobiKwik	(1,056)	-	(1,056)	-
Proceeds on return of investment (Note 7)	-	-	284	-
Investment in Cell C (Note 6)	-	-	-	(151,003)
Acquisition of held to maturity investment (Note 6)	-	(9,000)	-	(9,000)
Other investing activities	-	(154)	-	(154)
Net change in settlement assets (Note 4)	2,031	24,519	77,962	237,168
Net cash (used in) provided by investing activities	(5,244)	(27,531)	68,127	(39,888)

Cash flows from financing activities
Proceeds from bank overdraft (Note 10)	221,582	690	306,237	32,570
Repayment of bank overdraft (Note 10)	(245,726)	(11,391)	(245,726)	(14,343)
Repayment of long-term borrowings (Note 10)	(13,551)	(30,881)	(23,811)	(45,141)
Long-term borrowings utilized (Note 10)	3,203	-	11,004	95,431
Dividends paid to non-controlling interest	(1,208)	-	(2,937)	-
Payment of guarantee fee (Note 10)	(258)	-	(394)	(552)
Net change in settlement obligations	(2,031)	(24,519)	(77,962)	(237,168)
Net cash used in financing activities	(37,989)	(66,101)	(33,589)	(169,203)

Effect of exchange rate changes on cash	(1,823)	6,857	(2,772)	3,011
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,292)	(73,463)	42,987	(193,561)
Cash, cash equivalents and restricted cash – beginning of period	183,333	138,359	90,054	258,457
Cash, cash equivalents and restricted cash – end of period (1)	$133,041	$64,896	$133,041	$64,896

See Notes to Unaudited Condensed Consolidated Financial Statements

(1) Cash, cash equivalents and restricted cash as of December 31, 2018, includes restricted cash of approximately $63.1 million related to cash withdrawn from the Company’s various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Refer to Note 10 for additional information regarding the Company’s facilities.

NET 1 UEPS TECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three and six months ended December 31, 2018 and 2017

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2018 and 2017, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

In January 2016, the FASB issued guidance regarding Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance requires changes in the fair value of the Company’s equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income. In addition, the guidance clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance became effective for the Company beginning July 1, 2018. The amendments are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Equity securities are measured at fair value. The Company may elect to measure equity securities without readily determinable fair values at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We perform a qualitative assessment on a quarterly basis and recognize an impairment loss if there are sufficient indicators that the fair value of the equity security is less than carrying value. There were no changes in the fair value of our equity securities recorded during the three months ended December 31, 2018. Changes in fair value will be recorded in our condensed consolidated statement of operations in future periods within a caption titled “changes in fair value of equity securities”.

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

In June 2018, the FASB issued guidance regarding Improvements to Non-employee Share-Based Payment Accounting. The guidance simplifies the accounting for share-based payments granted to non-employees for goods and services and aligns the guidance for these share-based payments with guidance applicable to accounting for share-based payments granted to employees. The guidance is effective for the Company beginning July 1, 2019. Early adoption is permitted. The Company has elected to early adopt this guidance beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent accounting pronouncements not yet adopted as of December 31, 2018

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

3.  Accounts receivable, net and finance loans receivable, net

Accounts receivable, net

The Company’s accounts receivable, net, as of December 31, 2018, and June 30, 2018, is presented in the table below:

	December 31, 2018	June 30, 2018
Accounts receivable, trade, net	$33,282	$49,365
Accounts receivable, trade, gross	34,613	50,466
Allowance for doubtful accounts receivable, end of period	1,331	1,101
Beginning of year	1,101	1,255
Reversed to statement of operations	(2)	(47)
Charged to statement of operations	2,985	642
Utilized	(2,763)	(776)
Foreign currency adjustment	10	27

Current portion of payments to agents in South Korea amortized over the contract period	19,480	21,971
Payments to agents in South Korea amortized over the contract period	33,822	39,554
Less: Payments to agents in South Korea amortized over the contract period included in other long-term assets (Note 7)	14,341	17,582
Loans provided to Finbond	1,042	1,107
Contingent purchase consideration	6,362	-
Other receivables	44,841	37,240
Total accounts receivable, net	$105,007	$109,683

Finance loans receivable, net

The Company’s finance loans receivable, net, as of December 31, 2018, and June 30, 2018, is presented in the table below:

	December 31, 2018	June 30, 2018
Microlending finance loans receivable, net	$15,609	$57,504
Microlending finance loans receivable, gross	42,829	61,743
Allowance for doubtful microlending finance loans receivable, end of period	27,220	4,239
Beginning of year	4,239	3,717
Charged to statement of operations	27,798	4,348
Utilized	(4,522)	(3,588)
Foreign currency adjustment	(295)	(238)

Working capital finance receivable, net	3,936	3,959
Working capital finance receivable, gross	16,566	16,123
Allowance for doubtful working capital finance receivable, end of period	12,630	12,164
Beginning of year	12,164	3,752
Charged to statement of operations	465	8,415
Foreign currency adjustment	1	(3)

Current portion of other finance loans receivable	5,577	742
Total other finance loans receivable	17,822	13,025
Less included in other long-term assets	12,245	12,283

Total finance loans receivable, net	$25,122	$62,205

During the three and six months ended December 31, 2018, the Company recorded an increase in its allowance for doubtful microlending finance loans receivable of approximately $23.4 million and $27.8 million, respectively, related to the non-funding of accounts for a portion of the EPE customer base as a result of the auto-migration of the customer base to the South Africa Post Office account offering.

4. Inventory

The Company’s inventory comprised the following category as of December 31, 2018, and June 30, 2018.

	December 31, 2018	June 30, 2018

Finished goods	$10,272	$12,887
	$10,272	$12,887

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a leading mobile telecoms provider in South Africa. The Company has developed an adjusted EV/EBITDA multiple valuation model in order to determine the fair value of its investment in the Cell C shares. The primary inputs to the valuation model as of December 31, 2018, are unchanged from June 30, 2018, except for the EBITDA multiple. The primary inputs to the valuation model are Cell C’s annualized adjusted EBITDA for the 11 months ended June 30, 2018, of ZAR 3.9 billion ($270.9 million, translated at exchange rates applicable as of December 31, 2018), an EBITDA multiple of 6.32; Cell C’s net external debt of ZAR 8.8 billion ($611.4 million, translated at exchange rates applicable as of December 31, 2018); and a marketability discount of 10% as Cell C is not currently listed, but has publicly stated its intention to list. The EBITDA multiple was determined based on an analysis of Cell C’s peer group, which comprises eight African and emerging market mobile telecommunications operators. The fair value of Cell C utilizing the adjusted EV/EBITDA valuation model developed by the Company is sensitive to the following inputs: (i) the Company’s determination of adjusted EBITDA; (ii) the EBITDA multiple used; and (iii) the marketability discount used. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

The following table presents the impact of a 0.50 increase and 0.50 decrease to the EBITDA multiple used in the Cell C valuation on the December 31, 2018, carrying value of the Company’s Cell C investment (all amounts translated at exchange rates applicable as of December 31, 2018):

Sensitivity for fair value of Cell C investment
EBITDA multiple of 5.82 times	130,729
EBITDA multiple of 6.32 times	149,058
EBITDA multiple of 6.82 times	167,386

The fair value of the Cell C shares as of December 31, 2018, represented approximately 14% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and it is not concerned with short-term equity price volatility with respect to these shares provided that the underlying business, economic and management characteristics of the company remain sound.

Liability measured at fair value using significant unobservable inputs – DNI contingent consideration

The salient terms of the Company’s investment in DNI is described in Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018. Under the terms of its subscription agreements with DNI, the Company has agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($27.8 million, translated at exchange rates applicable as of December 31, 2018), in cash, subject to the achievement of certain performance targets by DNI. The Company expects to pay the additional amount during the first quarter of the year ended June 30, 2020, and has recorded an amount of ZAR 385.7 million ($26.8 million) and ZAR 373.6 million ($27.2 million), in other payables in its unaudited condensed consolidated balance sheet as of December 31, 2018, and in long-term liabilities as of June 30, 2018, respectively, which amount represents the present value of the ZAR 400.0 million to be paid (amounts translated at exchange rates applicable as of December 31, 2018, and June 30, 2018, respectively).

The present value of ZAR 385.7 million has been calculated using the following assumptions (a) the maximum additional amount of ZAR 400.0 million will be paid on August 1, 2019 and (b) an interest rate of 6.3% (the rate used to calculate interest earned by the Company on its surplus South African funds) has been used to discount the ZAR 400.0 million to its present value as of December 31, 2018. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

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

The Company’s outstanding foreign exchange contracts are as follows as of December 31, 2018:

Notional amount	Strike price	Fair market value price	Maturity
USD 420,000	ZAR 15.3801	ZAR 14.4210	January 25, 2019
USD 140,000	ZAR 15.4386	ZAR 14.4704	February 22, 2019
USD 420,000	ZAR 15.4939	ZAR 14.5165	March 20, 2019
USD 420,000	ZAR 15.5704	ZAR 14.5842	April 26, 2019

The Company had no outstanding foreign exchange contracts as of June 30, 2018.

Fair value of financial instruments (continued)

Financial instruments (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, according to the fair value hierarchy:

	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Investment in Cell C	$-	$-	$149,058	$149,058
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	593	-	-	593
Fixed maturity investments (included in cash and cash equivalents)	8,319	-	-	8,319
Other	-	18	-	18
Total assets at fair value	$8,912	$18	$149,058	$157,988

Liabilities
DNI contingent consideration	$-	$-	$26,790	$26,790
Foreign exchange contracts	-	95	-	95
Total liabilities at fair value	$-	$95	$26,790	$26,885

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, according to the fair value hierarchy:

	Quoted price in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Investment in Cell C	$-	$-	$172,948	$172,948
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	610	-	-	610
Fixed maturity investments (included in cash and cash equivalents)	8,304	-	-	8,304
Other	-	18	-	18
Total assets at fair value	$8,914	$18	$172,948	$181,880

Liabilities
DNI contingent consideration	$-	$-	$27,222	$27,222
Total liabilities at fair value	$-	$-	$27,222	$27,222

There have been no transfers in or out of Level 3 during the three and six months ended December 31 2018 and 2017, respectively.

Fair value of financial instruments (continued)

Financial instruments (continued)

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the six months ended December 31, 2018:

Carrying value
Assets
Balance as at June 30, 2018	$172,948
Loss on fair value re-measurements	(15,836)
Foreign currency adjustment(1)	(8,054)
Balance as of December 31, 2018	$149,058

Liabilities
Balance as at June 30, 2018	$27,222
Accretion of interest	835
Foreign currency adjustment(1)	(1,267)
Balance as of December 31, 2018	$26,790

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand and the U.S. dollar on the carrying value.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the six months ended December 31, 2017:

Carrying value
Assets
Acquisition of investment in Cell C	$151,003
Foreign currency adjustment(1)	10,692
Balance as of December 31, 2017	$161,695

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

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of December 31, 2018 and June 30, 2018, was as follows:

	December 31, 2018	June 30, 2018
Bank Frick & Co AG (“Bank Frick”)	35%	35%
Fanaka Holdings (Pty) Ltd (“Fanaka”)	40%	-
Finbond Group Limited (“Finbond”)	29%	29%
OneFi Limited (formerly KZ One) (“OneFi”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
Speckpack Field Services (Pty) Ltd (“Speckpack”)	50%	50%
V2 Limited (“V2”)	50%	-
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

7.  Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Finbond

As of December 31, 2018, the Company owned 267,672,032 shares in Finbond. Finbond is listed on the Johannesburg Stock Exchange and its closing price on December 31, 2018, the last trading day of the quarter, was R5.35 per share. The market value of the Company’s holding in Finbond on December 31, 2018, was ZAR 1.4 billion ($99.5 million translated at exchange rates applicable as of December 31, 2018). On July 11, 2018, the Company, pursuant to its election, received an additional 6,602,551 shares in Finbond as a capitalization share issue in lieu of a dividend.

V2 Limited

On October 4, 2018, the Company acquired a 50% voting and economic interest in V2 Limited (“V2”) for $2.5 million. V2 is an Africa-focused technology provider dedicated to providing financial inclusion to the roughly one billion underbanked citizens on the continent. The Company has committed to provide V2 with a further equity contribution of $2.5 million and a working capital facility of $5.0 million, which are both subject to the achievement of certain pre-defined objectives. V2 has licenses for Zapper’s quick response (“QR”) payment technology as well as the Company’s various payment solutions such as UEPS/EMV and mobile virtual card. Zapper’s QR technology and payment platform is one of the most advanced and complete QR payment offerings, and it has operations currently in South Africa, the United Kingdom and the United States. V2 will partner with Zapper to launch ZappGroup Africa, a company focused on deploying a universal white-label QR payment solution across the African continent.

Summarized below is the movement in equity-accounted investments during the six months ended December 31, 2018:

	Bank Frick	Finbond	Other(1)	Total
Investment in equity:
Balance as of June 30, 2018	$48,129	$30,958	$6,092	$85,179
Acquisition of shares	-	1,920	2,500	4,420
Stock-based compensation	-	77	-	77
Comprehensive income (loss):	(1,805)	7,305	56	5,556
Other comprehensive income	-	5,430	-	5,430
Equity accounted earnings (loss)	(1,805)	1,875	56	126
Share of net income	564	1,852	56	2,472
Amortization of acquired intangible assets	(375)	-	-	(375)
Deferred taxes on acquired intangible assets	90	-	-	90
Dilution resulting from corporate transactions	-	23	-	23
Other	(2,084)	-	-	(2,084)
Dividends received	-	(1,920)	(454)	(2,374)
Return on investment	-	-	(284)	(284)
Foreign currency adjustment(2)	(341)	(1,712)	(104)	(2,157)
Balance as of December 31, 2018	$45,983	$36,628	$7,806	$90,417

Investment in loans:
Balance as of June 30, 2018	$-	$-	$3,152	$3,152
Foreign currency adjustment(2)	-	-	(8)	(8)
Balance as of December 31, 2018	$-	$-	$3,144	$3,144

		Equity	Loans	Total
Carrying amount as of:
June 30, 2018		$85,179	$3,152	$88,331
December 31, 2018		$90,417	$3,144	$93,561

(1) Includes Fanaka, OneFi, SmartSwitch Namibia, Speckpack, V2 and Walletdoc;

(2) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Swiss franc, Nigerian naira and Namibian dollar, and the U.S. dollar on the carrying value.

7.  Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of December 31, 2018, and June 30, 2018:

	December 31, 2018	June 30, 2018

Total equity investments	$176,051	$199,865
Investment in 15% of Cell C, at fair value (Note 6)	149,058	172,948
Investment in 12% of MobiKwik(1)	26,993	26,917
Total held to maturity investments	9,036	10,395
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	9,036	10,395
Long-term portion of payments to agents in South Korea amortized over the contract period	14,341	17,582
Long-term portion of other finance loans receivable	12,245	12,283
Contingent purchase consideration	-	9,064
Policy holder assets under investment contracts (Note 9)	593	610
Reinsurance assets under insurance contracts (Note 9)	688	633
Other long-term assets	6,623	5,948
Total other long-term assets	$219,577	$256,380
	$194,570

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

During the three and six months ended December 31, 2018, the Company paid $1.1 million to subscribe for additional shares in MobiKwik. The Company owned approximately 12% of MobiKwik’ issued share capital before and after the subscription.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of December 31, 2018:

	Cost basis	Unrealized holding gains	Unrealized holding losses	Carrying value
Equity securities:
Investment in MobiKwik	$26,993	$-	$-	$26,993
Held to maturity:
Investment in Cedar Cellular notes	9,036	-	-	9,036
Total	$35,993	$-	$-	$37,591

Summarized below are the components of the Company’s held to maturity investments as of June 30, 2018:

	Cost basis(1)	Unrealized holding gains(1)	Unrealized holding losses	Carrying value
Held to maturity:
Investment in Cedar Cellular notes	$10,395	$-	$-	$10,395
Total	$10,395	$-	$-	$10,395

(1) An amount of $1.4 million attributed to interest recognized under the Cedar Cellular note was incorrectly included in the unrealized holding gains column as of June 30, 2018, and has been reclassified to the cost basis column.

The Company recognized interest income of $1.2 million and $0.2 million, related to the Cedar Cellular notes during the three months ended December 31, 2018 and 2017, respectively. The Company recognized interest income of $1.4 million and $0.2 million, related to the Cedar Cellular notes during the six months ended December 31, 2018 and 2017, respectively. Interest on this investment will only be paid, at Cedar Cellular’s election, on maturity in August 2022. The Company’s effective interest rate on the Cedar Cellular note is 24.82% as of December 31, 2018.

7. Equity-accounted investments and other long-term assets (continued)

Other long-term assets (continued)

The Company does not expect to recover the entire amortized cost basis of the Cedar Cellular notes due to a reduction in the amount of future cash flows expected to be collected from the debt security. The Company does not expect to generate any cash flows from the debt security prior to the maturity date in August 2022, and expects to recover approximately $22.0 million at maturity. The Company has calculated the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of 24.82%). The present value of the expected cash flows of $9.0 million is less than the amortized cost basis recorded of $11.8 million (before the impairment). Accordingly, the Company recorded an other-than-temporary impairment related to a credit loss of $2.7 million during the three and six months ended December 31, 2018. The impairment of $2.7 million is included in interest income, net of impairment in the condensed consolidated statement of operations for the three and six months ended December 31, 2018.

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of December 31, 2018:

	Cost basis	Estimated fair value(1)
Due in one year or less	$-	$-
Due in one year through five years	9,036	8,546
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$9,036	$8,546

(1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the Company’s portion of the security provided to the Company by Cedar Cellular, namely, Cedar Cellular’s investment in Cell C.

8. Goodwill and intangible assets, net

Goodwill

Impairment loss

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as of June 30 of each year. During the three and six months ended December 31, 2018, the Company recognized an impairment loss of approximately $8.2 million, of which approximately $7.0 related to goodwill allocated to its International Payment Group (“IPG”) business within its international transaction processing operating segment and $1.2 million related to goodwill within its South African transaction processing operating segment.

Given the consolidation and restructuring of IPG over the past year, several business lines were terminated or meaningfully reduced, resulting in lower than expected revenues, profits and cash flows. IPG’s new business initiatives are still in their infancy, and it is expected to generate lower cash flows than initially forecast.

In order to determine the amount of goodwill impairment, the estimated fair value of the Company’s IPG business assets and liabilities were compared to the carrying value of the IPG’s assets and liabilities. The Company used a discounted cash flow model in order to determine the fair value of IPG. The allocation of the fair value of IPG required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable. Based on this analysis, the Company determined that the carrying value of IPG’s assets and liabilities exceeded their fair value at the reporting date.

In the event that there is a deterioration in the South African transaction processing and the international transaction processing operating segment, or in any other of the Company’s businesses, may lead to additional impairments in future periods.

8.  Goodwill and intangible assets, net (continued)

Goodwill (continued)

Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2018:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2018	$304,013	$(20,773)	$283,240
Impairment of goodwill	-	(8,191)	(8,191)
Foreign currency adjustment(1)	(7,187)	102	(7,085)
Balance as of December 31, 2018	$296,826	$(28,862)	$267,964

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South African transaction processing	International transaction processing	Financial inclusion and applied technologies	Carrying value
Balance as of June 30, 2018	$20,946	$123,948	$138,346	$283,240
Impairment of goodwill	(1,180)	(7,011)	-	(8,191)
Foreign currency adjustment(1)	(974)	64	(6,175)	(7,085)
Balance as of December 31, 2018	$18,792	$117,001	$132,171	$267,964

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

Intangible assets

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2018 and June 30, 2018:

	As of December 31, 2018			As of June 30, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$193,225	$(85,689)	$107,536	$197,676	$(76,237)	$121,439
Software and unpatented technology	33,956	(32,630)	1,326	35,730	(32,342)	3,388
FTS patent	2,662	(2,662)	-	2,792	(2,792)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks and brands	12,185	(6,574)	5,611	11,101	(5,589)	5,512
Total finite-lived intangible assets	246,534	(132,061)	114,473	251,805	(121,466)	130,339
Indefinite-lived intangible assets:
Financial institution license	777	-	777	793	-	793
Total indefinite-lived intangible assets	777	-	777	793	-	793
Total intangible assets	$247,311	$(132,061)	$115,250	$252,598	$(121,466)	$131,132

Aggregate amortization expense on the finite-lived intangible assets for the three months ended December 31, 2018 and 2017, was approximately $6.1 million and $2.9 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the six months ended December 31, 2018 and 2017, was approximately $12.2 million and $5.8 million, respectively.

8. Goodwill and intangible assets, net (continued)

Intangible assets (continued)

Carrying value and amortization of intangible assets (continued)

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on December 31, 2018, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2019	$24,393
Fiscal 2020	19,342
Fiscal 2021	13,885
Fiscal 2022	10,693
Fiscal 2023	10,693
Thereafter	47,730
Total future estimated annual amortization expense	$126,736

9. Reinsurance assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the six months ended December 31, 2018:

	Reinsurance assets(1)	Insurance contracts(2)
Balance as of June 30, 2018	$633	$(2,032)
Increase in policyholder benefits under insurance contracts	406	(4,519)
Claims and policyholders’ benefits under insurance contracts	(321)	4,627
Foreign currency adjustment(3)	(30)	95
Balance as of December 31, 2018	$688	$(1,829)

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the six months ended December 31, 2018:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2018	$610	$(610)
Increase in policyholder benefits under investment contracts	12	(12)
Foreign currency adjustment(3)	(29)	29
Balance as of December 31, 2018	$593	$(593)

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

July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings

Long-term borrowings – Facilities A, B, C and D

The Company’s South African amended July 2017 Facilities agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018. The carrying value of these long-term borrowings as of December 31, 2018, was ZAR 379.7 million ($26.4 million), net of deferred fees of ZAR 1.6 million ($0.1 million), and the carrying amount approximated its fair value. Interest on these term loans is payable on the last business day of March, June, September and December of each year and on the final maturity date based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 2.75%. The JIBAR has been set at 7.15% for the period to March 29, 2019, in respect of the loans provided under the South African long-term facilities agreement. The next scheduled principal repayment of ZAR 151.3 million ($10.5 million, translated at exchange rates applicable as of December 31, 2018) is due on March 29, 2019.

July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings (continued)

Short-term facility - Facility E

On September 26, 2018, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”) further amended its amended July 2017 Facilities agreement with Rand Merchant Bank, a division of FirstRand Bank Limited (“RMB”) to include an overdraft facility (“Facility E”) of up to ZAR 1.5 billion ($101.4 million) to fund the Company’s ATMs. Interest on the overdraft facility is payable on the last day of each month and on the final maturity date based on South African prime rate less a margin of 1.00%. The overdraft facility expires on September 26, 2019. The overdraft facility amount utilized must be repaid in full within one month of utilization and at least 90% of the amount utilized must be repaid with 25 days. The overdraft facility is secured by a pledge by Net1 SA of, among other things, cash and certain bank accounts utilized in the Company’s ATM funding process, the cession of an insurance policy with Senate Transit Underwriters Managers Proprietary Limited, and any rights and claims Net1 SA has against Grindrod Bank Limited. The Company paid a non-refundable origination fee of approximately ZAR 3.8 million ($0.3 million) in October 2018. As at December 31, 2018, the Company had utilized approximately ZAR 0.7 billion ($51.1 million translated at exchange rates applicable as of December 31, 2018) of this overdraft facility. This ZAR 1.5 billion overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The prime rate on December 31, 2018, was 10.25%.

Nedbank facility, comprising short-term facilities

As of December 31, 2018, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 700.0 million ($48.6 million) and consists of (i) a primary amount of up to ZAR 450 million ($31.3 million), (ii) a temporary amount of ZAR 250.0 million ($17.3 million), and (iii) a secondary amount, which has been temporarily withdrawn as discussed below. The primary amount comprises an overdraft facility of (i) up to ZAR 300 million ($20.8 million), which is further split into (a) a ZAR 250.0 million ($17.3 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.5 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($10.4 million), which include letters of guarantees, letters of credit and forward exchange contracts. The temporary amount has been made available until February 28, 2019, at which time any amount utilized must be repaid in full and the secondary amount of ZAR 200.0 million ($13.9 million) will be made available again. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund our ATMs is considered restricted cash. The short-term facility provides Nedbank with the right to set off funds held in certain identified Company bank accounts with Nedbank against any amounts owed to Nedbank under the facility. As of December 31, 2018, the Company had total funds of $4.8 million in bank accounts with Nedbank which have been set off against $16.8 million drawn under the Nedbank facility, for a net amount drawn under the facility of $12.0 million.

As of December 31, 2018, the interest rate on the overdraft facility was 9.10%. The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a South African subsidiary, as well as all of its rights, title and interest in an insurance policy issued by Fidelity Risk Proprietary Limited as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

10. Borrowings (continued)

Nedbank facility, comprising short-term facilities (continued)

As of December 31, 2018, the Company has utilized approximately ZAR 173 million ($12.0 million) of its ZAR 250 million overdraft facility to fund ATMs and utilized none of its ZAR 50 million general banking facility and temporary facility. As of December 31, 2018 and June 30, 2018, the Company had utilized approximately ZAR 98 million ($6.8 million) and ZAR 108.0 million ($7.9 million), respectively, of its indirect and derivative facilities of ZAR 150 million to enable the bank to issue guarantee, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 19).

June 2018 Facility, a long-term borrowing

The Company’s South African long-term facility agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018. The current carrying value as of December 31, 2018, was ZAR 125.0 million ($8.6 million). Interest on the revolving credit facility is payable quarterly based on JIBAR in effect from time to time plus a margin of 2.75%. The Company paid a non-refundable origination fee of approximately ZAR 2.0 million ($0.1 million) during the three and six months ended December 31, 2018.

United States, a short-term facility

On September 14, 2018, the Company renewed its $10.0 million overdraft facility from Bank Frick and on February 4, 2019, the Company increased the overdraft facility to $20.0 million. The interest rate on the facilities is 4.50% plus 3-month US dollar LIBOR and interest is payable on a quarterly basis. The 3-month US dollar LIBOR rate was 2.80763% on December 31, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice. The facility is secured by a pledge of the Company’s investment in Bank Frick. As of December 31, 2018, the Company had not utilized this facility.

South Korea, comprising long-term borrowings

The Company’s South Korean senior secured loan facility is described in Note 14 to its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018. On July 29, 2017, the Company utilized approximately KRW 0.3 billion ($0.3 million) of its Facility C revolving credit facility to pay interest due on the Company’s South Korean senior secured loan facility. On October 20, 2017, the Company made an unscheduled repayment of $16.6 million and settled the full outstanding balance, including interest, related to these borrowings. This facility is no longer available.

South Korea, a short-term facility

The Company obtained a one year KRW 10 billion ($10.0 million) short-term overdraft facility from Hana Bank, a South Korean bank, in January 2019. The interest rate on the facilities is 1.984% plus 3-month CD rate. The CD rate as of December 31, 2018 was 3.844%. The facility expires in January 2020, however can be renewed. The facility is unsecured with no fixed repayment terms. As of December 31, 2018, the Company had not utilized this facility.

10. Borrowings (continued)

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of December 31, 2018, and the movement in the Company’s short-term facilities from as of June 30, 2018 to as of December 31, 2018:

	South Africa		United States
	Amended July 2017	Nedbank	Bank Frick	Total
Short-term facilities as of December 31, 2018:	$104,196	$48,625	$10,000	$162,821
Overdraft	-	20,839	10,000	30,839
Overdraft restricted as to use for ATM funding only	104,196	17,366	-	121,562
Indirect and derivative facilities	-	10,420	-	10,420

Movement in utilized overdraft facilities:
Balance as of June 30, 2018	-	-	-	-
Utilized	260,942	40,303	4,992	306,237
Repaid	(212,265)	(28,469)	(4,992)	(245,726)
Foreign currency adjustment(1)	2,436	184	-	2,620
Balance as of December 31, 2018(2)	51,113	12,018	-	63,131
Restricted as to use for ATM funding only	51,113	12,018	-	63,131
No restrictions as to use	-	-	-	-

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2018	-	7,871	-	7,871
Guarantees cancelled	-	(834)	-	(834)
Utilized	-	151	-	151
Foreign currency adjustment(1)	-	(366)	-	(366)
Balance as of December 31, 2018	$-	$6,822	$-	$6,822

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) Nedbank as of December 31, 2018, of $12.0 million comprises the net of total overdraft facilities withdrawn of $16.8 million offset against funds in bank accounts with Nedbank of $4.8 million.

Movement in long-term borrowings

Summarized below is the movement in the Company’s long term borrowing from as of June 30, 2018 to as of December 31, 2018:

	South Africa
	Amended July 2017	June 2018 Facility	Total

Included in current portion of long-term borrowings	$44,695	$-	$44,695
Included in long-term borrowings	5,469	-	5,469
Balance as of June 30, 2018	50,164	-	50,164
Utilized	-	11,004	11,004
Repaid	(20,855)	(2,956)	(23,811)
Foreign currency adjustment(1)	(2,937)	635	(2,302)
Balance as of December 31, 2018	26,372	8,683	35,055
Included in current portion of long-term borrowings	24,660	-	24,660
Included in long-term borrowings	$1,712	$8,683	$10,395
(1)	Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

The Company paid a non-refundable deal origination fee of approximately ZAR 6.3 million ($0.6 million) in August 2017. Interest expense incurred under the Company’s South African long-term borrowing during the three months ended December 31, 2018 and 2017, was $0.9 million and $1.9 million, respectively. Interest expense incurred during the six months ended December 31, 2018 and 2017, was $2.1 million and $3.6 million, respectively. Prepaid facility fees amortized during the three months ended December 31, 2018 and 2017, was $0.1 million and $0.1 million respectively. Prepaid facility fees amortized during the six months ended December 31, 2018 and 2017, was $0.2 million and $0.1 million, respectively.

Interest expense incurred the Company’s South Korean debt facilities during the three and six months ended December 31, 2017, was $0.1 and $0.4 million, respectively. Prepaid facility fees amortized during each of the three and six months ended December 31, 2017, was $0.1 million, respectively.

11. Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the six months ended December 31, 2018 and 2017, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the six months ended December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017

Number of shares, net of treasury:
Statement of changes in equity	56,833,925	56,832,370
Less: Non-vested equity shares that have not vested (Note 13)	860,817	(911,856)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	55,973,108	55,920,514

12.  Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2018:

	Six months ended December 31, 2018
	Accumulated foreign currency translation reserve	Accumulated net unrealized income on asset available for sale, net of tax	Total

Balance as of June 30, 2018	$(184,436)	$-	$(184,436)
Movement in foreign currency translation reserve related to equity-accounted investment	5,430	-	5,430
Movement in foreign currency translation reserve	(19,266)	-	(19,266)
Balance as of December 31, 2018	$(198,272)	$-	$(198,272)

There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the six months ended December 31, 2018 or 2017.

13.  Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the six months ended December 31, 2018 and 2017:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)	Weighted average grant date fair value ($)

Outstanding – June 30, 2018	809,274	13.99	2.67	370	4.20
Granted – September 2018	600,000	6.20	10.00	1,212	2.02
Forfeitures	(200,000)	24.46			7.17
Outstanding – December 31, 2018	1,209,274	8.41	6.15	72	2.62

Outstanding – June 30, 2017	846,607	13.87	3.80	486	4.21
Forfeitures	(37,333)	11.23			4.55
Outstanding – December 31, 2017	809,274	13.99	3.40	468	4.20

During the six months ended December 31, 2018, 600,000 stock options were awarded to executive officers and employees. No stock options were awarded during the three months ended December 31, 2018, or during the three and six months ended December 31, 2017, respectively. During the six months ended December 31, 2018, executive officers forfeited 200,000 stock options granted in August 2008, with a strike price of $24.46 per share, as these stock options expired unexercised. During the six months ended December 31, 2017, employees forfeited 37,333 stock options.

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

The table below presents the range of assumptions used to value options granted during the six months ended December 31, 2018:

Six months ended December 31,
2018
Expected volatility	44%
Expected dividends	0%
Expected life (in years)	3
Risk-free rate	2.75%

The following table presents stock options vested and expected to vest as of December 31, 2018:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)
Vested and expected to vest – December 31, 2018	1,209,274	8.41	6.15	72

These options have an exercise price range of $6.20 to $13.16.

13. Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options that are exercisable as of December 31, 2018:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)
Exercisable – December 31, 2018	609,274	10.56	2.84	72

No stock options became exercisable during the three and six months ended December 31, 2018, or during the three months ended December 31, 2017, respectively. However, during the six months ended December 31, 2017, 105,982 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the six months ended December 31, 2018 and 2017:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)
Non-vested – June 30, 2018	765,411	6,162
Granted – September 2018	148,000	114
Vested – August 2018	(52,594)	459
Non-vested – December 31, 2018	860,817	5,785

Non-vested – June 30, 2017	505,473	11,173
Granted – August 2017	588,594	4,288
Vested – August 2017	(56,250)	527
Forfeitures	(30,635)	358
Forfeitures – August and November 2014 awards with market conditions	(95,326)	1,133
Non-vested – December 31, 2017	911,856	9,365

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

The 326,000 shares of restricted stock will only vest if the recipient is employed by the Company on a full-time basis on August 23, 2020. The 52,594 shares of restricted stock awarded to non-employee directors in August 2017 vested on August 23, 2018. During the three months ended December 31, 2017, 56,250 shares of restricted stock granted to non-employee directors vested and employees forfeited 30,635 shares of restricted stock with either market or performance conditions upon their termination from the Company.

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

The fair value of these shares of restricted stock was calculated using a Monte Carlo simulation of a stochastic volatility process. The choice of a stochastic volatility process as an extension to the standard Black Scholes process was driven by both observations of larger than expected moves in the daily time series for the Company’s VWAP price, but also the observation of the strike structure of volatility (i.e. skew and smile) for out-of-the money calls and out-of-the money puts versus at-the-money options for both the Company’s stock and NASDAQ futures.

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

The fair value of restricted stock vesting during each of the six months ended December 31, 2018 and 2017, respectively, was $0.5 million.

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge during each of the three months ended December 31, 2018 and 2017 of $0.6 million respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended December 31, 2018
Stock-based compensation charge	$598	$-	$598
Total – three months ended December 31, 2018	$598	$-	$598

Three months ended December 31, 2017
Stock-based compensation charge	$608	$-	$608
Total – three months ended December 31, 2017	$608	$-	$608

13. Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

The Company recorded a stock-based compensation charge during the six months ended December 31, 2018 and 2017 of $1.2 million and $1.4 million respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Six months ended December 31, 2018
Stock-based compensation charge	$1,185	$-	$1,185
Total – six months ended December 31, 2018	$1,185	$-	$1,185

Six months ended December 31, 2017
Stock-based compensation charge	$1,477	$-	$1,477
Reversal of stock compensation charge related to stock options forfeited	(42)	-	(42)
Total – six months ended December 31, 2017	$1,435	$-	$1,435

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of December 31, 2018, the total unrecognized compensation cost related to stock options was approximately $1.1 million, which the Company expects to recognize over approximately three years. As of December 31, 2018, the total unrecognized compensation cost related to restricted stock awards was approximately $2.6 million, which the Company expects to recognize over approximately two years.

As of December 31, 2018 and June 30, 2018, respectively, the Company recorded a deferred tax asset of approximately $0.8 million and $0.7 million, related to the stock-based compensation charge recognized related to employees of Net1. As of December 31, 2018, and June 30, 2018, respectively, the Company recorded a valuation allowance of approximately $0.8 million and $0.7 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14. Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three and six months ended December 31, 2018 or 2017. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018.

Basic (loss) earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share have been calculated using the two-class method and basic (loss) earnings per share for the three and six months ended December 31, 2018 and 2017, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net (loss) income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted (loss) earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted (loss) earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights.

14. Earnings per share (continued)

The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2016, August 2017, March 2018, May 2018 and September 2018 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in September 2018, March 2018, August 2017 and August 2016 are discussed in Note 13 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2018.

The following table presents net (loss) income attributable to Net1 ((loss) income from continuing operations) and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	(in thousands except percent and per share data)		(in thousands except percent and per share data)
Numerator:
Net (loss) income attributable to Net1	(63,941)	$9,622	(69,140)	$29,105
Undistributed (loss) earnings	(63,941)	9,622	(69,140)	29,105
Percent allocated to common shareholders (Calculation 1)	98%	99%	99%	98%
Numerator for (loss) earnings per share: basic and diluted	(62,972)	$9,481	(68,146)	$28,664

Denominator:
Denominator for basic (loss) earnings per share: weighted-average common shares outstanding	55,973	55,923	55,962	55,902
Effect of dilutive securities:
Stock options	21	52	36	50
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assumed conversion	55,994	55,975	55,998	55,952

(Loss) Earnings per share:
Basic	$(1.13)	$0.17	$(1.22)	$0.51
Diluted	$(1.12)	$0.17	$(1.22)	$0.51

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,973	55,923	55,962	55,902
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,834	56,755	56,778	56,762
Percent allocated to common shareholders (A) / (B)	98%	99%	99%	98%

Options to purchase 1,166,554 and 503,698 shares of the Company’s common stock at prices ranging from $6.20 to $13.16 per share and $8.75 to $13.16 per share were outstanding during the three and six months ended December 31, 2018, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of December 31, 2018.

15. Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and six months ended December 31, 2018, and 2017:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Cash received from interest	$1,285	$4,562	$3,362	$9,848

Cash paid for interest	$2,588	$2,330	$5,654	$4,418

Cash paid for income taxes	$8,779	$18,613	$10,122	$20,649

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

Disaggregation of revenue

The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the three months ended December 31, 2018:

	South Africa	Korea	Rest of the world	Total

South African transaction processing
Processing fees	$19,031	$-	$-	$19,031
Welfare benefit distributions fees	-	-	-	-
Other	1,772	-	-	1,772
Sub-total	20,803	-	-	20,803
International transaction processing
Processing fees	-	34,382	2,543	36,925
Other	-	1,018	181	1,199
Sub-total	-	35,400	2,724	38,124
Financial inclusion and applied technologies
Telecom products and services	18,020	-	-	18,020
Account holder fees	3,140	-	-	3,140
Lending revenue	5,969	-	-	5,969
Technology products	5,771	-	-	5,771
Insurance revenue	1,310	-	-	1,310
Other	4,013	-	-	4,013
Sub-total	38,223	-	-	38,223

	$59,026	$35,400	$2,724	$97,150

The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the six months ended December 31, 2018:

	South Africa	Korea	Rest of the world	Total

South African transaction processing
Processing fees	$49,260	$-	$-	$49,260
Welfare benefit distributions fees	3,086	-	-	3,086
Other	2,920	-	-	2,920
Sub-total	55,266	-	-	55,266
International transaction processing
Processing fees	-	68,971	5,198	74,169
Other	-	2,980	362	3,342
Sub-total	-	71,951	5,560	77,511
Financial inclusion and applied technologies
Telecom products and services	37,167	-	-	37,167
Account holder fees	13,745	-	-	13,745
Lending revenue	15,946	-	-	15,946
Technology products	10,039	-	-	10,039
Insurance revenue	3,825	-	-	3,825
Other	9,535	-	-	9,535
Sub-total	90,257	-	-	90,257

	$145,523	$71,951	$5,560	$223,034

16. Revenue recognition (continued)

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

16. Revenue recognition (continued)

Insurance revenue

The Company writes life insurance contracts, and policy holders pay the Company a monthly insurance premium at the beginning of each month. Premium revenue is recognized on a monthly basis net of policy lapses. Policy lapses are provided for on the basis of expected non-payment of policy premiums.

Significant judgments and estimates

The Company was subject to a court process regarding the determination of the price to be charged for welfare benefit distribution services provided from April 1, 2018 to September 30, 2018. In December 2018, the Constitutional Court of South Africa clarified that it was not required to ratify the price and stated that parties should reach an agreement on the price, failing which they should approach the lower courts in South Africa. The Company has initiated discussions with SASSA, but the parties had not reached an agreement as of December 31, 2018, regarding the pricing for services provided through September 30, 2018. Management determined, under previous revenue guidance, that there was no evidence of an arrangement at a fixed and determinable price other than that noted in the court ordered extension provided in March 2018 and did not record any additional revenue related to the services provided from April 1, 2018 to June 30, 2018, and recorded revenue at the rate specified in the contract. Upon adoption of the new revenue guidance on July 1, 2018, the Company determined that it was unable to estimate the amount of revenue that it is entitled to receive because the court had not yet confirmed the amount at that date. Accordingly, the Company has not recorded any additional revenue during the six months ended December 31, 2018, related to the price to be charged for welfare benefit distribution services provided through September 30, 2018. The Company recorded revenue at the rate specified in the contract. The Company expects to record any additional revenue once there is agreement between the Company and SASSA on the fee.

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

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended December 31, 2018 and 2017, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

South African transaction processing	$21,970	$1,167	$20,803
International transaction processing	38,124	-	38,124
Financial inclusion and applied technologies	38,755	532	38,223
Total for the three months ended December 31, 2018	$98,849	$1,699	$97,150

South African transaction processing	$64,148	$6,181	$57,967
International transaction processing	44,185	-	44,185
Financial inclusion and applied technologies	54,131	7,867	46,264
Total for the three months ended December 31, 2017	$162,464	$14,048	$148,416

17. Operating segments (continued)

The reconciliation of the reportable segment’s revenue to revenue from external customers for the six months ended December 31, 2018 and 2017, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

South African transaction processing	$59,719	$4,453	$55,266
International transaction processing	77,511	-	77,511
Financial inclusion and applied technologies	91,961	1,704	90,257
Total for the six months ended December 31, 2018	$229,191	$6,157	$223,034

South African transaction processing	$130,585	$12,326	$118,259
International transaction processing	90,207	-	90,207
Financial inclusion and applied technologies	108,444	15,936	92,508
Total for the six months ended December 31, 2017	$329,236	$28,262	$300,974

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

The reconciliation of the reportable segments measures of profit or loss to income before income taxes for the three and six months ended December 31, 2018 and 2017, is as follows:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017

Reportable segments measure of profit or loss	($34,411)	$21,216	($23,860)	$52,784
Operating income: Corporate/Eliminations	(8,664)	(4,909)	(18,319)	(11,471)
Change in value of equity securities	(15,836)	-	(15,836)	-
Interest income, net of impairment	(331)	4,705	1,545	9,749
Interest expense	(2,778)	(2,325)	(5,537)	(4,446)
(Loss) Income before income taxes	($62,020)	$18,687	($62,007)	$46,616

The following tables summarize segment information that is prepared in accordance with GAAP for the three and six months ended December 31, 2018 and 2017:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017

Revenues
South African transaction processing	$21,970	$64,148	$59,719	130,585
International transaction processing	38,124	44,185	77,511	90,207
Financial inclusion and applied technologies	38,755	54,131	91,961	108,444
Total	98,849	162,464	229,191	329,236

Operating income (loss)
South African transaction processing	(11,830)	13,470	(15,343)	25,802
International transaction processing	(4,043)	(4,991)	(1,281)	325
Financial inclusion and applied technologies	(18,538)	12,737	(7,236)	26,657
Subtotal: Operating segments	(34,411)	21,216	(23,860)	52,784
Corporate/Eliminations	(8,664)	(4,909)	(18,319)	(11,471)
Total	$(43,075)	$16,307	$(42,179)	$41,313

17. Operating segments (continued)

The following tables summarize segment information that is prepared in accordance with GAAP for the three and six months ended December 31, 2018 and 2017:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017

Depreciation and amortization
South African transaction processing	$921	$1,087	$1,862	$2,240
International transaction processing	2,511	4,381	5,570	9,013
Financial inclusion and applied technologies	405	309	1,041	664
Subtotal: Operating segments	3,837	5,777	8,473	11,917
Corporate/Eliminations	6,016	2,946	12,174	5,772
Total	9,853	8,723	20,647	17,689

Expenditures for long-lived assets
South African transaction processing	1,047	900	2,333	1,377
International transaction processing	841	892	1,641	1,798
Financial inclusion and applied technologies	659	311	1,691	401
Subtotal: Operating segments	2,547	2,103	5,665	3,576
Corporate/Eliminations	-	-	-	-
Total	$2,547	$2,103	$5,665	$3,576

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

For the three and six months ended December 31, 2018, the Company’s effective tax rate was adversely impacted by the valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by the Company’s South African businesses, the non-deductible goodwill impairment losses, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on its South African long-term debt facility, which was partially offset by tax expense recorded by the Company’s profitable businesses in South Africa and South Korea. The deferred tax impact of the change in the fair value of the Company’s equity security also impacted the Company’s effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate.

The Company’s effective tax rate for the three and six months ended December 31, 2017, 53.8% and 43.6%, respectively, was higher than the South African statutory rate as a result of a valuation allowance provided related to an allowance for doubtful working capital finance receivables created, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax rates described below.

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

The TCJA was effective in the second quarter of fiscal year 2018. As of December 31, 2018, the Company has not completed its accounting for the estimated tax effects of the TCJA. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as the Company continues to complete its analysis of the TCJA, collect and prepare necessary data, and interpret additional guidance issued by standard-setting and regulatory bodies. Adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company’s accounting for the estimated tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The impacts of the Company’s estimates are described further below.

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

Uncertain tax positions

There were no significant changes in the Company’s uncertain tax positions during the three and six months ended December 31, 2018. As of December 31, 2018, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

As of December 31, 2018 and June 30, 2018, the Company had unrecognized tax benefits of $1.0 million and $0.8 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of December 31, 2018, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2014. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

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

19. Commitments and contingencies (continued)

Guarantees (continued)

Nedbank has issued guarantees to these third parties amounting to ZAR 96.0 million ($6.7 million, translated at exchange rates applicable as of December 31, 2018) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 96.0 million ($6.7 million, translated at exchange rates applicable as of December 31, 2018). The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of December 31, 2018. The maximum potential amount that the Company could pay under these guarantees is ZAR 96.0 million ($6.7 million, translated at exchange rates applicable as of December 31, 2018). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 10.

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

20. Related party transactions

DNI leased a building that was owned by a company in which Mr. A.J. Dunn has a direct shareholding of 16%. The property was sold in November 2018. During the three and six months ended December 31, 2018, DNI paid rental of approximately $1.0 million.

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

Recent Developments

Update Regarding Payment for Last Six Months of SASSA Contract

On March 23, 2018, the Constitutional Court ordered a six-month extension of our contract with SASSA, for the payment of grants in cash at pay points only, on the same terms and conditions as the contract that was due to expire on March 31, 2018 and authorized us to approach the National Treasury to make a recommendation regarding the price to be paid for our contracted services during the six-month extension period. On November 9, 2018, we filed the requisite independently audited statement of expenses incurred, income received and profit earned under the SASSA contract with the Constitutional Court as required by its March 23, 2018 order. The National Treasury provided a recommendation to the Constitutional Court of a price per cash pay point recipient of R51.00(VAT inclusive) per month. This amount was lower than we requested but substantially higher than the amount specified in our original SASSA contract. Although we offered to accept this amount in respect of the three months ended June 30, 2018 when the number of recipients paid approximated two million per month, we asked the Court to reconsider the last three months of the contract when the number of recipients was substantially lower and consisted only of those paid at pay points, which was a service considerably more expensive to administer. The Court took no action on the Treasury recommendation or our proposal, and SASSA refused to make any payments to us without Court approval. We urgently applied to the Court to require SASSA to pay us at least the amount recommended by National Treasury. However, on December 5, 2018, we received an order from the Court that declined to direct SASSA to pay us, stating that the pricing for the extension period should be agreed between the parties, failing which the parties should approach the lower courts. Upon receipt of this order, we engaged SASSA in regard to the pricing for the contract extension period, but we have not yet reached agreement and, unless and until we do come to an agreement, we remain unable to recognize or collect any revenue in excess of the original contractual rate for such services.

Progress of financial inclusion initiatives in South Africa

Following the conclusion of the SASSA contract on September 30, 2018, we refocused our resources and technology on the provision of financial inclusion services to our target market. In particular, we enabled our mobile ATM payment infrastructure to become part of the South African National Payment System and took our ATMs to the rural populations of South Africa so that they have the same access to financial inclusion as they had during the tenure of our contract, without the many inconveniences and inefficiencies of SASSA’s new payment model. Despite our best efforts, we have not seen a significant take-up of this service during the period since the end of the contract, and we are now limiting this service to areas where transaction volumes justify its continuation.

Our remaining financial inclusion initiatives in South Africa include a card issuing offering, namely EPE, a payment acquiring and cash distribution network and other financial inclusion products, including loans, insurance and other value-added services.

During the last quarter, we experienced a continued decline in the number of active EPE accounts, although this stabilized at around 1.1 million accounts during December and January. We initiated a court action in November to try and recover EPE accounts that were auto-migrated to the SAPO account during the September to November period and to prevent further erosion of our customer base. While the interim order granted in November 2018 was favorable to us, the order was not implemented by SASSA and, in delivering the final judgment on January 29, 2018, the court amended the interim order and dismissed the rest of our application – refer to discussion under “Part II—Item 1—Legal Proceedings—Legal proceedings against SASSA in respect of transfer of grant payments from EPE to SAPO accounts.” We are currently reviewing our legal options in this regard, but this decision effectively blocks the return of the lost EPE accounts and creates a risk to the remaining base should SASSA resume its auto-migration process.

We continued to grow our infrastructure during the quarter and as of January 31, 2018, we had 214 branches (October 31, 2018: 214), 1,270 ATMs (October 31, 2018: 1,270), 2,540 dedicated employees (October 31, 2018: 2,542), including temporary staff. However, following the recent events discussed above, we are reevaluating the deployment of this infrastructure.

Our lending and insurance businesses have been further adversely impacted by the declining number of EPE accounts because we now have fewer users of our financial inclusion products. In addition, as discussed previously, we believe that a number of EPE account holders have had their grants redirected to SAPO/ SASSA accounts without their permission and, therefore, have involuntarily defaulted on their loan repayments and/ or have not met their monthly insurance premium obligation. We believe that these actions directly violate these consumers’ rights, and we have reported these actions by SAPO/ SASSA to the relevant regulatory bodies in an effort to remedy this unfortunate situation, but we have not received any response. Both our loan default rate and our policy lapse rate have increased further in the last quarter, and while we have instituted a number of steps in order to assist our customers to honor their commitments, including establishing a call center to assist with recovery of outstanding balances and offering alternative payment channels utilizing our EasyPay platform, this has had limited success.

 Our loan book under Moneyline has declined significantly given our tightening of the lending criteria (these loans were only provided to EPE cardholders who received grants into their accounts during the three previous months) as well as the reduction we have seen in EPE accounts. We have also seen a significant increase in non-performing loans due to the auto-migration referred to above and have increased our allowance for credit losses accordingly. The loan book appears to have stabilized in the last two months, but its future performance will depend on our ability to retain the EPE customer base. The substantial number of debit order rejections Smart Life experienced in October 2018 and highlighted in the last quarter have indeed translated into lapsed policies and so we have seen a stepped change in the number of policies. As with the Moneyline book, the number of lapses appears to be decreasing to more normal levels and the business is focusing on other areas in which to grow. We have initiated various new collection mechanisms to deal with the issues in both Moneyline and Smart Life and these have had limited, though increasing, success to date. In terms of our telecom initiatives, we continue to collaborate with Cell C and DNI over low-cost mobile telephony and data packages. Cell C and MTN successfully implemented the roll out of their shared infrastructure arrangement during by the end of November 2018 and since then there have been initiatives underway to enhance the profile of the Cell C network in the rural areas where it historically had very limited presence. This should present a significant opportunity for the group going forward. Our Manje Mobile business unit has seen further declines in volumes in the quarter as we halted access to all non-EPE account holders and had to incur an unusually high bad debt charge due to the impact of the lost EPE accounts.

Cell C and DNI

Since the acquisition of a controlling interest in DNI on June 30, 2018, we have focused on the integration of its operations and management teams into Net1, and we are working together with them on identifying the most meaningful of the many opportunities that we see from cross-selling our products and services into each other’s customer bases. In addition to the telecoms opportunity discussed above, we expect to launch some new micro-insurance products through the DNI infrastructure during the third quarter of fiscal 2019.

Cell C is performing broadly in line with our expectations. As previously communicated, we are now supplying SIMs to Cell C, whose volume requirements are around 35 million units a year as well as working with them on the new telecom products referred to above.

Bank Frick and Finbond

Bank Frick continues to develop its capacity and expertise in relation to cryptocurrency and blockchain technology. It has expanded its headcount and while its calendar 2018 performance was slightly lower than anticipated, this was largely due to subdued market conditions. Bank Frick continues to work closely with IPG regarding our acquiring, processing and cryptocurrency storage solution initiatives.

We expect our first Finbond sponsored biometrically-enabled UEPS/EMV cards to be issued imminently, which will mark the beginning of a strong partnership to further expand our businesses into our combined target markets. Given the developments in our primary financial inclusion businesses, this is seen as a critical partnership for the group going forward. Our complementary branch network and breadth of products and services will position us well to drive our combined penetration of the unbanked market.

International Payments Group

We completed the restructuring and re-organization of IPG by consolidating all our e-money licenses and international card issuing, acquiring and processing activities (excluding South Korea and India) under a single management structure and have moved the majority of the processing systems to our Malta office. We have recently completed a new automated underwriting and on-boarding solution, which we believe will provide a differentiated processing solution to the thousands of SME businesses in Europe and elsewhere, who battle to readily access these services. In addition, IPG continues to work in close collaboration with Bank Frick and our other specialist departments to develop bespoke blockchain-based solutions, including a highly secure but easily accessible crypto-asset storage solution for crypto-asset investors and exchanges, which we hope to launch in the third quarter of fiscal 2019.

During the three and six months ended December 31, 2018, we recognized an impairment loss of approximately $7.0 million, related to goodwill allocated to IPG. Given the consolidation and restructuring of IPG over the past year, several business lines were terminated or meaningfully reduced, resulting in lower than expected revenues, profits and cash flows. IPG’s new business initiatives are still in their infancy, and IPG is currently expected to generate lower cash flows than initially forecast.

India

In April 2018, MobiKwik launched its virtual MobiKwik Visa Exclusive card utilizing our mobile virtual card, or MVC technology. Since inception, we have processed on average, over 1,200 transactions per day worth over 600 million Indian Rupees. In late 2018, the Reserve Bank of India enacted a number of regulations that empower digital wallets by allowing them to be interoperable, and to be direct issuers of prepaid cards. As a result, MobiKwik has recently applied for direct membership with the card associations such as Visa and MasterCard. Once MobiKwik is approved as a member of any card association, it will no longer be subject to any limitations imposed by its current bank issuing partner, and would be able to offer our virtual cards to all of MobiKwik’s 70 million-plus registered users. We expect the approval and certification process to be concluded during fiscal 2019.

V2 Limited

On October 4, 2018, we acquired a 50% voting and economic interest in V2 Limited, or V2, for $2.5 million. V2 will have the ability to license quick response (“QR”) payment technology from Zapper, the leading South African QR payments company, as well as our various payment solutions such as UEPS/EMV and mobile virtual card. Zapper has more than a million customers and its QR technology and payment platform is one of the most advanced and complete QR payment offerings. V2 has partnered with Zapper to launch ZappGroup, a company focused on deploying a universal white-label QR payment solution in key regions across West and East Africa, from which regional hubs will be created for further rollouts. QR technology has revolutionized mobile-based payments in China and other parts of Asia due to its ease of use and low infrastructure cost and we believe that the combination of our various payment technologies and QR technology provides a compelling solution for the many countries in Africa with large unbanked populations and sparse traditional payment infrastructures. The business has made good progress over the last quarter in getting the technology up and running and is currently in a testing phase with a potential partner in West Africa. It plans to be in a position to launch commercial operations in its first territory in the fourth quarter of fiscal 2019.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2018:

•	Business combinations and the recoverability of goodwill;
•	Intangible assets acquired through acquisitions;
•	Valuation of investment in Cell C;
•	Deferred taxation;
•	Stock-based compensation; and
•	Accounts receivable and allowance for doubtful accounts receivable.

Recent accounting pronouncements adopted

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our unaudited condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted as of December 31, 2018

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2018, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended December 31,		Six months ended December 31,		Year ended June 30,
	2018	2017	2018	2017	2018
ZAR : $ average exchange rate	14.3043	13.6318	14.1863	13.4025	12.8557
Highest ZAR : $ rate during period	14.8463	14.4645	15.4335	14.4645	14.4645
Lowest ZAR : $ rate during period	13.6911	12.3268	13.1528	12.3268	11.5526
Rate at end of period	14.3960	12.3689	14.3960	12.3689	13.7255

KRW : $ average exchange rate	1,127	1,107	1,124	1,120	1,098
Highest KRW : $ rate during period	1,141	1,148	1,141	1,156	1,156
Lowest KRW : $ rate during period	1,109	1,067	1,108	1,067	1,056
Rate at end of period	1,114	1,067	1,114	1,067	1,114

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2018 and 2017, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended December 31,		Six months ended December 31,		Year ended June 30,
	2018	2017	2018	2017	2018
Income and expense items: $1 = ZAR	14.3236	13.6675	14.3378	13.4127	12.6951
Income and expense items: $1 = KRW	1,124	1,107	1,122	1,125	1,095

Balance sheet items: $1 = ZAR	14.3960	12.3689	14.3960	12.3689	13.7255
Balance sheet items: $1 = KRW	1,114	1,067	1,114	1,067	1,114

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

DNI was accounted for using the equity method from August 1, 2017 until June 30, 2018, the date upon which we obtained control of DNI through the acquisition of additional voting and economic interest. Accordingly, the three and six months ended December 31, 2018, includes DNI for the entire period as a consolidated subsidiary. DNI is included as an equity-accounted investment for the entire second quarter of fiscal 2018 and for five months during the first half of fiscal 2018.

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

Second quarter of fiscal 2019 compared to second quarter of fiscal 2018

The following factors had a significant influence on our results of operations during the second quarter of fiscal 2019 as compared with the same period in the prior year:

•	Losses incurred resulting from SASSA’s auto-migration of EPE accounts: We experienced a significant decline in EPE account numbers driven largely by SASSA’s auto-migration of accounts to SAPO, often unilaterally and without the recipient’s consent. The resultant losses were caused by the loss of monthly income on the relevant EPE accounts, a $23.4 million allowance for doubtful finance loans receivable as well as losses incurred from maintaining our mobile payment infrastructure;
•	Loss of CPS revenue and operating income due to the expiration of our SASSA contract: The expiration of our SASSA contract on September 30, 2018, resulted in the loss of all revenue from the SASSA contract and, as a result, CPS recorded no revenue from the SASSA contract during the second quarter of fiscal 2019 compared with the prior year;
•	Non-cash impairment loss related to impairment of goodwill: We recorded an impairment loss of $8.2 million primarily related to goodwill allocated to the international transaction processing operating segment;
•	Consolidation of DNI results: DNI contributed to an increase in revenue and operating income during the second quarter of fiscal 2019, performing in line with expectations;
•	Improved contribution from South Korea: Our South Korean operations experienced modest revenue pressures due to ongoing regulatory changes and macroeconomic factors, though operating income and margin continued to show improvement compared to the second quarter of fiscal 2018;
•	High income tax expense due to deferred tax valuation allowance on losses by certain South African businesses: Our income tax expense included a valuation allowance recorded against the net operating loss deferred tax asset generated by certain of our South African businesses, including CPS and our microlending business as a result of the losses incurred during the second quarter of fiscal 2019;
•	Unfavorable impact from the strengthening of the U.S. dollar against the South African Rand: The U.S. dollar appreciated 5% against the ZAR during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, which adversely impacted our reported results;
•	Higher revenue from Masterpayment and allowance for credit losses in fiscal 2018: During fiscal 2018, Masterpayment contributed higher revenues as a result of an increase in processing activities, particularly related to its cryptocurrency processing launched in December 2017, as well as from its working capital financing and supply chain solutions.
•	Higher depreciation and amortization charges resulting from DNI acquisition: Our depreciation and amortization charge increased during the second quarter of fiscal 2019, as a result of our acquisition of DNI;
•	Loss resulting from Cell C fair value adjustment: We recorded a non-cash pre-tax fair value adjustment loss related to Cell C of approximately $15.8 million due to lower industry comparable valuations, which adversely impacted our reported results in fiscal 2019;
•	Reduced income from equity-accounted investments: Earnings from equity accounted investments decreased as a result of the consolidation of DNI from June 30, 2018; and
•	Lower interest income and higher interest expense: The movement in net interest expense (before the Cedar Cellular impairment) was $2.8 million primarily due to lower interest income resulting from the utilization of cash to fund strategic investments and higher interest expense as a result of the South African lending facilities we obtained, including a facility to fund our ATMs.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In U.S. Dollars (U.S. GAAP)
	Three months ended December 31,
	2018 $ ’000	2017 $ ’000	$ % change
Revenue	97,150	148,416	(35%)
Cost of goods sold, IT processing, servicing and support	51,185	73,994	(31%)
Selling, general and administration	70,996	49,392	44%
Depreciation and amortization	9,853	8,723	13%
Impairment loss	8,191	-	nm
Operating (loss) income	(43,075)	16,307	nm
Change in fair value of equity securities	(15,836)	-	nm
Interest income, net of impairment	(331)	4,705	nm
Interest expense	2,778	2,325	19%
(Loss) income before income tax expense	(62,020)	18,687	nm
Income tax (benefit) expense	(2,298)	10,062	nm
Net (loss) income before (loss)earnings from equity-accounted investments	(59,722)	8,625	nm
(Loss) earnings from equity-accounted investments	(1,247)	1,354	nm
Net (loss) income	(60,969)	9,979	nm
Less net income attributable to non-controlling interest	2,972	357	732%
Net (loss) income attributable to us	(63,941)	9,622	nm

Table 4	In South African Rand (U.S. GAAP)
	Three months ended December 31,
	2018 ZAR ’000	2017 ZAR ’000	ZAR % change
Revenue	1,391,538	2,028,475	(31%)
Cost of goods sold, IT processing, servicing and support	733,154	1,011,312	(28%)
Selling, general and administration	1,016,918	675,065	51%
Depreciation and amortization	141,130	119,222	18%
Impairment loss	117,325	-	nm
Operating (loss) income	(616,989)	222,876	nm
Change in fair value of equity securities	(226,829)	-	nm
Interest income, net of impairment	(4,741)	64,306	nm
Interest expense	39,791	31,777	25%
(Loss) income before income tax expense	(888,350)	255,405	nm
Income tax (benefit) expense	(32,916)	137,522	nm
Net (loss) income before (loss) earnings from equity-accounted investments	(855,434)	117,883	nm
(Loss) earnings from equity-accounted investments	(17,862)	18,506	nm
Net (loss) income	(873,296)	136,389	nm
Less net income attributable to non-controlling interest	42,570	4,879	773%
Net (loss) income attributable to us	(915,866)	131,510	nm

The decrease in revenue was primarily due to lower contributions received from our South African operations as a result of the end of our CPS contract with SASSA, which also resulted in fewer SASSA Grindrod-account grant recipients using the South African National Payment System to access their grants; the loss of our EPE account holders resulting in lower transaction fees, fewer prepaid airtime and value-added services sales; a decrease in our insurance and lending activities and a lower revenue contribution from South Korea and IPG; which was partially offset by the inclusion of DNI and higher fee and transaction income from our EPE and ATM offerings.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transactions costs incurred by us and fewer prepaid airtime sales, which was partially offset by the inclusion of DNI and additional expenses incurred to support and expand our EPE and ATM offerings. Our second quarter of fiscal 2019 expenses also included certain committed fixed and variable costs (including security, vehicle-related expenditures, banking fees and other transaction costs) that relate to the maintenance and expansion of our financial inclusion initiatives.

SASSA’s initiatives to convert grant recipients to the new SAPO account, often unilaterally and without the recipient’s consent, have resulted in us incurring certain expenses without any commensurate and material revenue generated from these activities. For instance, we have deployed our mobile payment infrastructure into areas in which we believed that EPE accountholders would utilize our infrastructure, however these individuals did not use the infrastructure because they were auto-migrated to new SAPO accounts.

The increase in selling, general and administration expense was primarily due to an increase in our allowance for doubtful finance loans receivable of approximately $23.4 million (resulting from SASSA’s auto-migration of EPE accounts), the inclusion of DNI, an increase in costs at the international payments group as part of its restructuring and re-establishment initiatives and higher staff costs. Our second quarter of fiscal 2019 expense also includes certain committed fixed and variable costs (including premises and staff costs) that relate to the maintenance and expansion of our financial inclusion initiatives. As discussed above, certain of these expenses have been incurred with only limited related revenue generated from these activities. The second quarter of fiscal 2018 includes the impact of an allowance for doubtful working capital finance receivables at Masterpayment of $7.8 million.

Depreciation and amortization increased primarily due to the amortization of acquired intangible assets related to the DNI acquisition, partially offset by an increase in the number of tangible assets that became fully depreciated.

During the second quarter of fiscal 2019, we recognized an impairment loss of approximately $8.2 million, which included $7.0 million related to entire amount of IPG goodwill. We reviewed for impairment the goodwill allocated to IPG. Given the consolidation and restructuring of IPG over the past year, several business lines were terminated or meaningfully reduced, resulting in lower than expected revenues, profits and cash flows. IPG’s new business initiatives are still in their infancy, and IPG is currently expected to generate lower cash flows than initially forecast.

Our operating (loss) income margin for the second quarter of fiscal 2019 and 2018 was (44.3%) and 11.0%, respectively. Excluding the $7.8 million allowance for doubtful working capital finance loans receivables, operating income margin for the second quarter of fiscal 2018 would have been 16%. We discuss the components of operating income margin under “—Results of operations by operating segment.” Our operating margin declined primarily due to an increase in our allowance for doubtful finance loans receivable of approximately $23.4 million.

The change in fair value of equity securities represents a non-cash fair value adjustment loss related to Cell C. Refer to Note 6 of our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation.

Excluding the impact of the impairment of $2.7 million discussed in Note 7 of our unaudited condensed consolidated financial statements, interest on surplus cash decreased to $2.4 million (ZAR 33.9 million) from $4.7 million (ZAR 64.3 million), due primarily to the lower average daily ZAR cash balances resulting from our significant investments over the last 18 months and the cash used to fund the operating losses of the last quarter in the South African operations.

Interest expense increased to $2.8 million (ZAR 39.8 million) from $2.3 million (ZAR 31.8 million), due to increased borrowings which we obtained to partially fund our strategic investments and fund our ATMs, which was partially offset by a reduction in our long-term South African debt. Interest expense for the second quarter of fiscal 2018 included interest on our South Korean debt, which was fully repaid in October 2017.

Fiscal 2019 tax benefit was $2.3 million (ZAR 32.9 million) compared to a tax expense of $10.1 million (ZAR 137.5 million) in fiscal 2018. Our effective tax rate for fiscal 2019, was adversely impacted by the valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by our South African businesses, the non-deductible goodwill impairment losses, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility, which was partially offset by tax expense recorded by our profitable businesses in South Africa and South Korea. The deferred tax impact of the change in the fair value of our equity security also impacted our effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. Our effective tax rate for fiscal 2018, was 53.8% and was higher than the South African statutory rate as a result of a valuation allowance provided related to an allowance for doubtful working capital finance receivables created, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law.

DNI was not accounted for using the equity method during the second quarter of fiscal 2019 because it is now consolidated. The consolidation of DNI has adversely impacted our (loss) earnings from equity-accounted investments during the second quarter of fiscal 2019. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended December 31,
	2018 $ ’000	2017 $ ’000	$ % change
Bank Frick	(1,217)	322	nm
Share of net income	402	487	17%
Amortization of intangible assets, net of deferred tax	(141)	(165)	15%
Other	(1,478)	-	nm
DNI	-	1,046	nm
Share of net income	-	1,832	nm
Amortization of intangible assets, net of deferred tax	-	(786)	nm
Finbond	-	-	0%
Other	(30)	(14)	114%
(Loss) earnings from equity accounted investments	(1,247)	1,354	nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In U.S. Dollars (U.S. GAAP)
	Three months ended December 31,
Operating Segment	2018 $ ’000	% of total	2017 $ ’000	% of total	% change
Revenue:
South African transaction processing	21,970	23%	64,148	43%	(66%)
International transaction processing	38,124	39%	44,185	30%	(14%)
Financial inclusion and applied technologies	38,755	40%	54,131	36%	(28%)
Subtotal: Operating segments	98,849	102%	162,464	109%	(39%)
Intersegment eliminations	(1,699)	(2%)	(14,048)	(9%)	(88%)
Consolidated revenue	97,150	100%	148,416	100%	(35%)
Operating (loss) income:
South African transaction processing	(11,830)	27%	13,470	83%	nm
International transaction processing	(4,043)	9%	(4,991)	(31%)	(19%)
Financial inclusion and applied technologies	(18,538)	43%	12,737	78%	nm
Subtotal: Operating segments	(34,411)	79%	21,216	130%	nm
Corporate/Eliminations	(8,664)	21%	(4,909)	(30%)	76%
Consolidated operating (loss) income	(43,075)	100%	16,307	100%	nm

Table 7	In South African Rand (U.S. GAAP)
	Three months ended December 31,
Operating Segment	2018 ZAR ’000	% of total	2017 ZAR ’000	% of total	% change
Revenue:
South African transaction processing	314,689	23%	876,743	43%	(64%)
International transaction processing	546,073	39%	603,898	30%	(10%)
Financial inclusion and applied technologies	555,111	40%	739,835	36%	(25%)
Subtotal: Operating segments	1,415,873	102%	2,220,476	109%	(36%)
Intersegment eliminations	(24,335)	(2%)	(192,001)	(9%)	(87%)
Consolidated revenue	1,391,538	100%	2,028,475	100%	(31%)
Operating (loss) income:
South African transaction processing	(169,448)	27%	184,101	83%	nm
International transaction processing	(57,910)	9%	(68,214)	(31%)	(15%)
Financial inclusion and applied technologies	(265,531)	43%	174,083	78%	nm
Subtotal: Operating segments	(492,889)	79%	289,970	130%	nm
Corporate/Eliminations	(124,100)	21%	(67,094)	(30%)	85%
Consolidated operating (loss) income	(616,989)	100%	222,876	100%	nm

South African transaction processing

The decrease in segment revenue and operating income was primarily due to the substantial decrease in the number of SASSA grant recipients paid under our SASSA contract as the contract ended at the end of the first quarter of fiscal 2019. Our revenue and operating income was also adversely impacted by the significant reduction in the number of SASSA grant recipients with SASSA-branded Grindrod cards linked to Grindrod bank accounts as well as a lower number of EPE accounts. These decreases in revenue and operating income were partially offset by higher transaction revenue as a result of increased usage of our ATMs. Our South African transaction processing operating segment activities have been adversely impacted by the loss of EPE customers as a result of the events discussed under “Recent Developments—Progress of financial inclusion initiatives in South Africa”.

Our operating (loss) income margin for the second quarter of fiscal 2019 and 2018 was (53.8%) and 21.0%, respectively.

International transaction-based activities

Segment revenue was lower during the second quarter of fiscal 2019, primarily due to a contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China processing activity, and modestly lower KSNET revenue as a result of lower transaction values processed. Excluding the $7.0 million impairment loss, operating income during the second quarter of fiscal 2019 was higher compared to fiscal 2018 due to an improved contribution from KSNET primarily as a result of lower depreciation expense and the Mastertrading allowance for doubtful working capital finance receivable of $7.8 million recorded during the second quarter of fiscal 2018. These increases were partially offset by a decrease in IPG revenues and ongoing losses at Masterpayment during the second quarter of fiscal 2019.

Operating loss margin for the second quarter of fiscal 2019 and 2018 was 10.6% and 11.3%, respectively. Excluding the goodwill impairment, segment operating income and margin for fiscal 2019 were $3.0 million and 7.8%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables, segment operating income and margin for fiscal 2018 were $2.8 million and 6.4% respectively.

Financial inclusion and applied technologies

Segment revenue decreased primarily due to fewer prepaid airtime and value-added services sales, lower lending and insurance revenue, and a decrease in inter-segment revenues, partially offset by the inclusion of DNI. Operating income was significantly lower than second quarter of fiscal 2018, primarily due to the allowance for doubtful finance loans receivable of $23.4 million recognized and expenses incurred to maintain and expand our financial service infrastructure, partially offset by the contribution from DNI.

Operating (loss) income margin for the Financial inclusion and applied technologies segment was (47.8%) and 23.5% during the second quarter of fiscal 2019 and 2018, respectively. Our operating margin has decreased due to the factors discussed above.

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

Our corporate expenses increased primarily due to higher acquired intangible asset amortization, non-employee director expenses and external service provider fees, partially offset by lower transaction-related expenditures.

First half of fiscal 2019 compared to first half of fiscal 2018

The following factors had a significant influence on our results of operations during the first half of fiscal 2019 as compared with the same period in the prior year:

•	Losses incurred resulting from SASSA’s auto-migration of EPE accounts: We experienced a significant decline in EPE account numbers driven largely by SASSA’s auto-migration of accounts to SAPO, often unilaterally and without the recipient’s consent. The resultant losses were caused by the loss of monthly income on the relevant EPE accounts, a $27.8 million allowance for doubtful finance loans receivable as well as losses incurred from maintaining our mobile payment infrastructure;
•	Decline of CPS revenue and operating income due to the expiration of our SASSA contract: CPS revenue declined 95% and CPS incurred significant operating losses due to 91% fewer grant recipients paid by CPS in the first quarter of fiscal 2019 and the unadjusted contract price. In order to fulfill our constitutional obligation, we maintained our full payment infrastructure and associated cost base through September 30, 2018, despite failure to resolve the quantum of National Treasury’s proposed price increase during the first half of fiscal 2019, which resulted in a $15.7 million operating loss;
•	Non-cash impairment loss related to impairment of goodwill: We recorded an impairment loss of $8.2 million primarily related to goodwill allocated to the international transaction processing operating segment;

•	Consolidation of DNI results: DNI contributed to an increase in revenue and operating income during the first half of fiscal 2019;
•	Improved contribution from South Korea: Our South Korean operations experienced modest revenue pressures due to ongoing regulatory changes and macroeconomic factors, though operating income and margin continued to show improvement compared to fiscal 2018;
•	High income tax expense due to deferred tax valuation allowance on losses by certain South African businesses: Our income tax expense included a valuation allowance recorded against the net operating loss deferred tax asset generated by certain of our South African businesses, including CPS and our microlending business as a result of the losses incurred during the first half of fiscal 2019;
•	Unfavorable impact from the strengthening of the U.S. dollar against the South African Rand: The U.S. dollar appreciated 7% against the ZAR during the first half of fiscal 2019 compared to the first half of fiscal 2018, which adversely impacted our reported results;
•	Higher revenue from Masterpayment and allowance for credit losses in fiscal 2018: During fiscal 2018, Masterpayment contributed higher revenues as a result of an increase in processing activities, particularly related to its cryptocurrency processing launched in December 2017, as well as from its working capital financing and supply chain solutions.
•	Higher depreciation and amortization charges resulting from DNI acquisition: Our depreciation and amortization charge increased during the first half of 2019, as a result of our acquisition of DNI;
•	Loss resulting from Cell C fair value adjustment: We recorded a non-cash pre-taxation fair value adjustment loss related to Cell C of approximately $15.8 million due to lower industry comparable valuations, which adversely impacted our reported results in fiscal 2019;
•	Reduced income from equity-accounted investments: Earnings from equity accounted investments decreased as a result of the consolidation of DNI from June 30, 2018; and
•	Lower interest income and higher interest expense: The movement in net interest expense was $6.6 million primarily due to lower interest income resulting from the utilization of cash to fund strategic investments and higher interest expense as a result of the South African lending facilities we obtained, including those used to fund our ATMs.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 8	In U.S. Dollars (U.S. GAAP)
	Six months ended December 31,
	2018 $ ’000	2017 $ ’000	$ % change
Revenue	223,034	300,974	(26%)
Cost of goods sold, IT processing, servicing and support	123,501	148,646	(17%)
Selling, general and administration	112,874	93,326	21%
Depreciation and amortization	20,647	17,689	17%
Impairment loss	8,191	-	nm
Operating (loss) income	(42,179)	41,313	nm
Change in fair value of equity securities	(15,836)	-	nm
Interest income, net of impairment	1,545	9,749	(84%)
Interest expense	5,537	4,446	25%
(Loss) income before income tax expense	(62,007)	46,616	nm
Income tax expense	4,192	20,339	(79%)
Net (loss) income before earnings from equity-accounted investments	(66,199)	26,277	nm
Earnings from equity-accounted investments	126	3,429	(96%)
Net (loss) income	(66,073)	29,706	nm
Less net (loss) income attributable to non-controlling interest	3,067	601	410%
Net (loss) income attributable to us	(69,140)	29,105	nm

Table 9	In South African Rand (U.S. GAAP)
	Six months ended December 31,
	2018 ZAR ’000	2017 ZAR ’000	ZAR % change
Revenue	3,197,817	4,036,874	(21%)
Cost of goods sold, IT processing, servicing and support	1,770,732	1,993,745	(11%)
Selling, general and administration	1,618,365	1,251,754	29%
Depreciation and amortization	296,033	237,257	25%
Impairment loss	117,441	-	nm
Operating (loss) income	(604,754)	554,118	nm
Change in fair value of equity securities	(227,053)	-	nm
Interest income, net of impairment	22,152	130,760	(83%)
Interest expense	79,388	59,633	33%
(Loss) income before income tax expense	(889,043)	625,245	nm
Income tax expense	60,104	272,801	(78%)
Net (loss) income before earnings from equity-accounted investments	(949,147)	352,444	nm
Earnings from equity-accounted investments	1,807	45,992	(96%)
Net (loss) income	(947,340)	398,436	nm
Less net (loss) income attributable to non-controlling interest	43,974	8,061	446%
Net (loss) income attributable to us	(991,314)	390,375	nm

The decrease in revenue was primarily due to lower contributions received from our South African operations as a result of the end of our CPS contract with SASSA, which also resulted in fewer SASSA Grindrod-account grant recipients using the South African National Payment System to access their grants; the loss of our EPE account holders resulting in lower transaction fees; fewer prepaid airtime and value-added services sales; decreases in our insurance and lending activities and lower revenue contributions from South Korea and IPG; which was partially offset by the inclusion of DNI and higher fee and transaction income from our EPE and ATM offerings.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transaction costs incurred by us and fewer prepaid airtime sales, which was partially offset by the inclusion of DNI, increased usage of the South African National Payment System and expenses to support and expand our EPE and ATM offerings. Our first half of fiscal 2019 expense also included certain committed fixed and variable costs (including security, vehicle-related expenditures, banking fees and other transaction costs) that relate to the maintenance and expansion of our financial inclusion initiatives. SASSA’s initiatives to convert grant recipients to the new SAPO account, often unilaterally and without the recipient’s consent, have resulted in us incurring certain expenses without any associated significant revenue generated from these activities.

The increase in selling, general and administration expense was primarily due to an increase in our allowance for doubtful finance loans receivable of approximately $23.4 million, the inclusion of DNI, an increase in costs at the international payments group as part of its restructuring and re-establishment initiatives and higher staff costs. Our first half of fiscal 2019 expenses also include committed fixed and variable costs (including premises and staff costs) that relate to the maintenance and expansion of our financial inclusion initiatives. Our first half of fiscal 2018 includes the impact of an allowance for doubtful Mastertrading working capital finance receivables of $7.8 million.

Depreciation and amortization increased primarily due to the amortization of acquired intangible assets related to the DNI acquisition, partially offset by an increase in the number of tangible assets that became fully depreciated.

During the first half of fiscal 2019, we recorded an impairment loss of $8.2 million.

Our operating (loss) income margin for first half of fiscal 2019 and 2018 was (18.9%) and 13.7% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” Our operating margin declined primarily due to an increase in our allowance for doubtful finance loans receivable of approximately $23.4 million and losses incurred running our financial inclusion infrastructure.

The change in fair value of equity securities represents a non-cash fair value adjustment loss related to Cell C. Refer to Note 6 for the methodology and inputs used in the fair value calculation.

Excluding the impact of the impairment of $2.7 million discussed in Note 7 of our unaudited condensed consolidated financial statements, interest on surplus cash decreased to $4.2 million (ZAR 60.9 million) from $9.6 million (ZAR 130.8 million), due primarily to the lower average daily ZAR cash balances resulting from our significant investments over the last 18 months.

Interest expense increased to $5.5 million (ZAR 79.4 million) from $4.4 million (ZAR 59.6 million), due to increased borrowings which we obtained to partially fund our strategic investments and fund our ATMs, which was partially offset by a reduction in our long-term South African debt. Interest expense for the second quarter of fiscal 2018 included interest on our South Korean debt, which was fully repaid in October 2017.

Fiscal 2019 tax expense was $4.2 million (ZAR 60.1 million) compared to $20.3 million (ZAR 272.8 million) in fiscal 2018. Our effective tax rate for fiscal 2019, was (6.8%) and adversely impacted by the valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by our South African businesses, the non-deductible goodwill impairment losses, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility, which was partially offset by tax expense recorded by our profitable businesses in South Africa and South Korea. The deferred tax impact of the change in the fair value of our equity security also impacted our the effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a so-called capital gains rate) than the South African statutory rate. Our effective tax rate for fiscal 2018, was 43.6% and was higher than the South African statutory rate as a result of a valuation allowance provided related to an allowance for doubtful working capital finance receivables created, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law.

DNI was not accounted for using the equity method during the second quarter of fiscal 2019 because it is now consolidated. The consolidation of DNI has adversely impacted our (loss) earnings from equity-accounted investments during the second quarter of fiscal 2019. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter.

The table below presents the relative (loss) earnings from our equity accounted investments:

Table 10	Six months ended December 31,
	2018 $ ’000	2017 $ ’000	$ % change
Bank Frick	(1,805)	322	nm
Share of net income	564	487	16%
Amortization of intangible assets, net of deferred tax	(285)	(165)	73%
Other	(2,084)	-	nm
DNI	-	1,911	nm
Share of net income	-	3,240	nm
Amortization of intangible assets, net of deferred tax	-	(1,329)	nm
Finbond	1,875	1,101	70%
Other	56	95	(41%)
(Loss) earnings from equity accounted investments	126	3,429	(96%)

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 11	In U.S. Dollars (U.S. GAAP)
	Six months ended December 31,
Operating Segment	2018 $ ’000	% of total	2017 $ ’000	% of total	% change
Revenue:
South African transaction processing	59,719	27%	130,585	43%	(54%)
International transaction processing	77,511	35%	90,207	30%	(14%)
Financial inclusion and applied technologies	91,961	41%	108,444	36%	(15%)
Subtotal: Operating segments	229,191	103%	329,236	109%	(30%)
Intersegment eliminations	(6,157)	(3%)	(28,262)	(9%)	(78%)
Consolidated revenue	223,034	100%	300,974	100%	(26%)
Operating (loss) income:
South African transaction processing	(15,343)	36%	25,802	62%	nm
International transaction processing	(1,281)	3%	325	1%	nm
Financial inclusion and applied technologies	(7,236)	17%	26,657	65%	nm
Subtotal: Operating segments	(23,860)	56%	52,784	128%	nm
Corporate/Eliminations	(18,319)	44%	(11,471)	(28%)	60%
Consolidated operating (loss) income	(42,179)	100%	41,313	100%	nm

Table 12	In South African Rand (U.S. GAAP)
	Six months ended December 31,
Operating Segment	2018 ZAR ’000	% of total	2017 ZAR ’000	% of total	% change
Revenue:
South African transaction processing	856,239	27%	1,751,497	43%	(51%)
International transaction processing	1,111,337	35%	1,209,919	30%	(8%)
Financial inclusion and applied technologies	1,318,518	41%	1,454,527	36%	(9%)
Subtotal: Operating segments	3,286,094	103%	4,415,943	109%	(26%)
Intersegment eliminations	(88,277)	(3%)	(379,069)	(9%)	(77%)
Consolidated revenue	3,197,817	100%	4,036,874	100%	(21%)
Operating (loss) income:
South African transaction processing	(219,985)	36%	346,074	62%	nm
International transaction processing	(18,367)	3%	4,359	1%	nm
Financial inclusion and applied technologies	(103,748)	17%	357,542	65%	nm
Subtotal: Operating segments	(342,100)	56%	707,975	128%	nm
Corporate/Eliminations	(262,654)	44%	(153,857)	(28%)	71%
Consolidated operating (loss) income	(604,754)	100%	554,118	100%	nm

South African transaction processing

The decrease in segment revenue and operating income was primarily due to the substantial decrease in the number of SASSA grant recipients paid under our SASSA contract as the contract expired at the end of the first quarter of fiscal 2019. Our revenue and operating income was also adversely impacted by the significant reduction in the number of SASSA grant recipients with SASSA-branded Grindrod cards linked to Grindrod bank accounts as well as a lower number of EPE accounts. These decreases in revenue and operating income were partially offset by higher transaction revenue as a result of increased usage of our ATMs.

Our operating (loss) income margin for the first half of fiscal 2019 and 2018 was (25.7%) and 19.8%, respectively.

International transaction-based activities

Segment revenue was lower during the first half of fiscal 2019, primarily due to a contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China processing activity, and lower KSNET revenue as a result of lower transaction values processed. Excluding the $7.0 impairment loss, operating income during the first half of fiscal 2019 was higher compared to fiscal 2018 due to an improved contribution from KSNET primarily as a result of lower depreciation expense and the Mastertrading allowance for doubtful working capital finance receivable of $7.8 million recorded during the second quarter of fiscal 2018. These increases were partially offset by a decrease in IPG revenues and ongoing losses at Masterpayment during the first half of fiscal 2019.

Operating (loss) income margin for the first half of fiscal 2019 and 2018 was (1.7%) and 0.4%, respectively. Excluding the goodwill impairment, segment operating income and margin for fiscal 2019 were $5.7 million and 7.4%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables, segment operating income and margin for fiscal 2018 were $8.1 million and 10.0% respectively.

Financial inclusion and applied technologies

Segment revenue decreased primarily due to fewer prepaid airtime and value-added services sales, lower lending and insurance revenues, and a decrease in inter-segment revenues, partially offset by the inclusion of DNI. Operating income was significantly lower than first half of fiscal 2018, primarily due to the allowance for doubtful finance loans receivable of $23.4 million recognized and expenses incurred to maintain and expand our financial service infrastructure, partially offset by the contribution from DNI.

Operating (loss) income margin for the Financial inclusion and applied technologies segment was (7.9%) and 24.6% during the first half of fiscal 2019 and 2018, respectively. Our operating margin has decreased due to the factors discussed above.

Corporate/Eliminations

Our corporate expenses increased primarily due to higher acquired intangible asset amortization, non-employee director expenses and external service provider fees, partially offset by lower transaction-related expenditures.

Liquidity and Capital Resources

At December 31, 2018, our cash and cash equivalents were $69.9 million and comprised KRW-denominated balances of KRW 31.9 billion ($28.7 million), ZAR-denominated balances of ZAR 376.7 million ($26.2 million), U.S. dollar-denominated balances of $11.7 million, and other currency deposits, primarily Botswana pula, of $3.4 million, all amounts translated at exchange rates applicable as of December 31, 2018. The decrease in our cash balances from June 30, 2018, was primarily due to significantly weaker trading activities, scheduled debt repayments, dividend payments to non-controlling interests and capital expenditures, which was partially offset by the utilization of our debt facilities to fund our ATMs and to finance our lending to Cell C to fund the construction of mobile telephony network infrastructure, the contribution from the inclusion of DNI, and a decrease in our South African lending book.

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

We also have a short-term South African credit facility with Nedbank of ZAR 700.0 million ($48.6 million), which consists of (i) a primary amount of up to ZAR 450 million, ($31.3 million), (ii) a temporary amount of ZAR 250.0 million ($17.3 million), and (iii) a secondary amount, which has been temporarily withdrawn as discussed below. The primary amount comprises an overdraft facility of (i) up to ZAR 300 million ($20.8 million), which is further split into (a) a ZAR 250.0 million ($17.3 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.5 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($10.4 million), which include letters of guarantee, letters of credit and forward exchange contracts. The temporary amount of ZAR 250.0 million has been made available until February 28, 2019, at which time any amount utilized must be repaid in full and the secondary amount of ZAR 200.0 million ($13.9 million) will be made available again. As of December 31, 2018, the interest rate on the overdraft facility was 9.10%. As of December 31, 2018, we had utilized approximately ZAR 173.0 million ($12.0 million) of the ZAR 250 million overdraft facility to fund ATMs. As of December 31, 2018, we had utilized approximately ZAR 98.0 million ($6.7 million) of the indirect and derivative facilities to support guarantees issued by Nedbank to various third parties on our behalf.

We also have a short-term South African credit facility with Rand Merchant Bank, a division of FirstRand Bank Limited, or RMB, of ZAR 1.5 billion ($104.2 million) which may only be used to fund our ATMs in South Africa. As of December 31, 2018, the interest rate on the overdraft facility was 9.25% (South African prime less a margin of 1%). As of December 31, 2018, we had utilized approximately ZAR 0.7 billion ($51.1 million) of this facility.

We have a short-term U.S. dollar-denominated overdraft facility with Bank Frick of $20.0 million. As of December 31, 2018, we had not utilized this facility The interest rate on the facility is 4.50% plus 3 month US dollar LIBOR and interest is payable on a quarterly basis. The 3 month US dollar LIBOR rate was 2.80763% on December 31, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice.

We also have a one year KRW 10 billion ($10.0 million) short-term overdraft facility from Hana Bank, a South Korean bank. The interest rate on the facilities is 1.984% plus 3-month CD rate. The CD rate as of December 31, 2018 was 3.844%. The facility expires in January 2020, however can be renewed. The facility is unsecured with no fixed repayment terms. As of December 31, 2018, we had not utilized this facility.

As of December 31, 2018, we had outstanding long-term debt of ZAR 125.0 million (approximately $8.6 million translated at exchange rates applicable as of December 31, 2018) under our ZAR 200.0 million RMB revolving credit facility agreement. The loan expires in June 2021 and may only be used to finance the acquisition and/ or requisition of telecommunication towers and other specific uses pre-approved by the lender.

As of December 31, 2018, we also had outstanding long-term debt, net of deferred fees, of ZAR 379.7 million ($26.4 million), translated at exchange rates applicable as of December 31, 2018) under our South African facilities, comprising (i) ZAR 150 million under Facility A, (ii) ZAR 100 million under Facility B and ZAR 131.3 million under Facility D. Interest due on the facility is based on the Johannesburg Interbank Agreed Rate, or JIBAR, in effect from time to time plus a margin of (i) 2.25% for the Facility A loan, (ii) 3.5% for the Facility B loan, and (iii) 2.75% for the Facility D loan. The JIBAR rate has been set at 7.15% for the period to March 29, 2019. Principal repayments on the outstanding Facility A and Facility B loans are due in two quarterly installments of ZAR 125.0 million each commencing March 29, 2019. Principal repayments on the Facility D loan are due in five quarterly installments, of ZAR 26.3 million each, commencing on March 29, 2019. Voluntary prepayments are permitted without early repayment fees or penalties.

Cash flows from operating activities

Second quarter

Net cash used in operating activities during the second quarter of fiscal 2019 was $5.2 million (ZAR 75.0 million) compared to net cash provided by operating activities of $13.3 million (ZAR 182.0 million) during the second quarter of fiscal 2018. The decrease in cash provided is primarily due to significantly weaker trading activity during fiscal 2019 compared to 2018.

During the second quarter of fiscal 2019, we paid South African tax of $6.2 million (ZAR 89.1 million) related to our 2019 tax year. We also paid taxes totaling $2.6 million in other tax jurisdictions, primarily South Korea. During the second quarter of fiscal 2018, we paid South African tax of $16.5 million (ZAR 216.7 million) related to our 2018 tax year in South Africa. We also paid taxes totaling $2.4 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the second quarter of fiscal 2019 and 2018 were as follows:

Table 13	Three months ended December 31,
	2018 $ ‘000	2017 $ ‘000	2018 ZAR ‘000	2017 ZAR ‘000
First provisional payments	6,245	16,511	89,144	216,654
Taxation refunds received	(34)	(251)	(475)	(3,292)
Total South African taxes paid	6,211	16,260	88,669	213,362
Foreign taxes paid	2,565	2,353	36,624	32,738
Total tax paid	8,776	18,613	125,293	246,100

We expect to pay additional first provisional payments in South Africa of approximately $1.9 million (ZAR 27.8 million translated at exchange rates applicable as of December 31, 2018) related to our 2019 tax year in the third quarter of fiscal 2019.

First half

Net cash provided by operating activities during the first half of fiscal 2019 was $11.2 million (ZAR 160.9 million) compared to $12.5 million (ZAR 167.9 million) provided by operating activities during the first half of fiscal 2018. The decrease in cash provided is primarily due to an increase in lending to Cell C to finance the acquisition and/ or requisition of telecommunication towers and significantly weaker trading activity during fiscal 2019 compared to 2018.

During the first half of fiscal 2019, we paid South African tax of $6.2 million (ZAR 89.1 million) related to our 2019 tax year. During the first half of fiscal 2019, we made an additional tax payment of $1.4 million (ZAR 20.5 million) related to our 2018 tax year in South Africa. During the first half of fiscal 2018, we paid South African tax of $16.5 million (ZAR 216.7 million) related to our 2017 tax year in South Africa. We also paid taxes totaling $2.6 million in other tax jurisdictions, primarily South Korea. During the first half of fiscal 2018, we made an additional tax payment of $1.9 million (ZAR 25.3 million) related to our 2017 tax year in South Africa and received a refund of approximately $0.3 million (ZAR 3.3 million) related to taxes overpaid in previous tax years in South Africa. We also paid taxes totaling $2.5 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the first half of fiscal 2019 and 2018 were as follows:

Table 14	Six months ended December 31,
	2018 $ ‘000	2017 $ ‘000	2018 ZAR ‘000	2017 ZAR ‘000
First provisional payments	6,245	16,511	89,144	216,654
Taxation paid related to prior years	1,399	1,919	20,488	25,227
Taxation refunds received	(96)	(251)	(1,377)	(3,292)
Total South African taxes paid	7,548	18,179	108,255	238,589
Foreign taxes paid	2,571	2,470	36,712	34,276
Total tax paid	10,119	20,649	144,967	272,865

Cash flows from investing activities

Second quarter

Cash used in investing activities for the second quarter of fiscal 2019 includes capital expenditures of $2.5 million (ZAR 36.5 million), which increased primarily due to the acquisition of ATMs in South Africa and the expansion of our branch network. We also paid $2.5 million for a 50% interest in V2 Limited, acquired customer bases for $1.4 million, and made a further equity contribution of $1.1 million to MobiKwik.

Cash used in investing activities for the second quarter of fiscal 2018 includes capital expenditures of $2.1 million (ZAR 28.7 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $40.9 million for a 30% interest in Bank Frick and $9.0 million for a 7.625% interest in a listed note.

First half

Cash used in investing activities for the first half of fiscal 2019 includes capital expenditures of $5.7 million (ZAR 81.2 million), which increased primarily due to the acquisition of ATMs in South Africa and the expansion of our branch network. We also paid $2.5 million for a 50% interest in V2 Limited, acquired customer bases for $1.4 million, and made a further equity contribution of $1.1 million to MobiKwik.

Cash used in investing activities for the first half of fiscal 2018 includes capital expenditures of $3.6 million (ZAR 48.0 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $151.0 million (ZAR 2.0 billion) for a 15% interest in Cell C, $72.0 million (ZAR 945.0 million) for a 45% interest in DNI, $40.9 million for a 30% interest in Bank Frick and $9.0 million for a 7.625% interest in a listed note.

Cash flows from financing activities

Second quarter

During the second quarter of fiscal 2019, we utilized approximately $221.6 million from our overdraft facilities, primarily to fund our ATMs, and repaid $245.7 million of these facilities, including amounts utilized in September 2018. We also utilized approximately $3.2 million of our revolving credit facility to lend funds to Cell C to finance the acquisition and/or requisition of telecommunication towers and other specific uses pre-approved by the lender. We also made a scheduled South African debt facility payment of $10.6 million and paid a non-refundable origination fee of approximately $0.2 million related to the revolving credit facility.

During the second quarter of fiscal 2018, we made an unscheduled $16.6 million repayment to settle our outstanding South Korean debt facility in full and made a scheduled South African debt facility payment of $14.3 million (ZAR 187.5 million). We also repaid $11.4 million of our overdraft facilities.

First half

During the first half of fiscal 2019, we utilized approximately $306.2 million from our overdraft facilities, primarily to fund our ATMs, and repaid $245.7 million of these facilities. We also utilized approximately $11.0 million of our revolving credit facility to lend funds to Cell C to finance the acquisition and/or requisition of telecommunication towers and other specific uses pre-approved by the lender. We also made a scheduled South African debt facility payment of $20.9 million, repaid $2.8 million under our revolving credit facility and paid non-refundable origination fees of approximately $0.4 million related to the credit facilities.

During the first half of fiscal 2018, we utilized approximately $94.3 million (ZAR 1.25 billion) of our South African facility to part-fund our investment in Cell C and utilized approximately $0.3 million of our Korean facility to pay a portion of our quarterly interest due. We made accumulated scheduled South African debt facility payments of $28.5 million (ZAR 375 million) and made a $16.6 million payment to settle our outstanding South Korean debt facility in full. We also utilized $32.6 million of our overdraft facilities and repaid $14.3 million of those overdraft facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the third quarter of fiscal 2019 to primarily include the investments into our ATM infrastructure and branch network in South Africa.

Our capital expenditures for the second quarter of fiscal 2019 and 2018 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of December 31, 2018, of $0.4 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2018:

Table 15	Payments due by Period, as of December 31, 2018 (in $ ’000s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
South African long-term debt obligations (A)	38,637	26,796	11,841	-	-
Contingent amount related to DNI investment (B)	26,790	26,790	-	-	-
Short-term credit facilities	63,131	63,131	-	-	-
Operating lease obligations	15,272	7,404	6,763	1,105	-
Purchase obligations	3,754	3,754	-	-	-
Capital commitments	380	380	-	-	-
Other long-term obligations (C)(D)	52,376	-	-	-	52,376
Total	200,340	128,255	18,604	1,105	52,376
(A)	– Includes $35.1 million of long-term debt and interest payable at the rate applicable on December 31, 2018, under our South Africa debt facilities.
(B)	– Under the amended DNI transaction agreements, we are obliged to pay to DNI an additional amount not exceeding ZAR 400 million ($27.8 million) in cash, subject to DNI achieving certain performance targets. The present value of the ZAR 400 million, or ZAR 385.6 million ($26.8 million), is included in other payables on our condensed consolidated balance sheet as of December 31, 2018.
(C)	– Includes policyholder liabilities of $2.4 million related to our insurance business. All amounts are translated at exchange rates applicable as of December 31, 2018.
(D)	– We have excluded cross-guarantees in the aggregate amount of $6.7 million issued as of December 31, 2018, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $7.5 million in V2 Limited, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2018, as a result of changes in the JIBAR rate. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the JIBAR rate as of December 31, 2018, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

	As of December 31, 2018
Table 16	Annual expected interest charge ($ ’000)	Hypothetical change in JIBAR	Estimated annual expected interest charge after hypothetical change in JIBAR ($ ’000)
Interest on South Africa long-term debt (JIBAR)	3,321	1%	3,657
		(1%)	2,986

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and in light of the insufficient time to assess the effectiveness of the procedures we adopted to remediate the material weakness discussed below, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

As previously disclosed, we identified a material weakness in our internal control over financial reporting where the control over review of the accounting for non-routine complex transactions was not appropriately designed. The material weakness resulted in (1) the misapplication of GAAP to the recognition of revenue from our SASSA contract extension, which resulted in recognition of revenue at an incorrect rate, and (2) the restatement of our financial statements as of and for the fiscal year ended June 30, 2018 as a result of the misapplication of GAAP to the accounting treatment for our investment in Cell C Proprietary Limited.

In order to remediate the material weakness, we appointed a technical resource to review the accounting for non-routine transactions and established an in-house accounting technical committee, which has been assisting in the review of the accounting for all non-routine transactions, including assessing the appropriateness of the accounting treatment adopted. This technical committee has also been assessing the need to consult external experts on the accounting of non-routine transactions. We initiated the aforementioned remediation plan during the six-month period ended December 31, 2018, but it has not been in place for a sufficient period of time to assess its effectiveness. We believe the foregoing efforts will effectively remediate the material weakness but, as we continue to evaluate and work to improve our internal control over financial reporting, we may modify the remediation plan.

Part II. Other Information

Item 1. Legal Proceedings

Challenge to Payment by SASSA of Additional Implementation Costs

In March 2018, the High Court ordered that the June 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to the date of payment. In April 2018, we filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because we believe that the High Court erred in its application of the law and/or in fact in its findings. The High Court refused our application. We appealed the High Court’s decision to the Supreme Court of Appeal, which has granted our leave to appeal. We expect the case to be heard during the first half of calendar 2019. We cannot predict how the Supreme Court will rule on the matter.

Constitutional Court order regarding extension of contract with SASSA for six months for cash payments

As described in more detail under “Recent Developments—Update Regarding Payment for Last Six Months of SASSA Contract,” we urgently applied to the Constitutional Court to order SASSA to pay us in respect of amounts owed to us. In December 2018, we received correspondence from the Constitutional Court informing the parties that it believes that “nothing prevents the parties from coming to an agreement on increased payments without court sanction, and if they do not, normal legal processes in other courts must be filed to determine the effects.” We have engaged SASSA directly in order to resolve this matter, but we will approach the courts if the matter is not resolved to our satisfaction within a reasonable period of time.

Legal proceedings against SASSA in respect of transfer of grant payments from EPE to SAPO accounts

On November 13, 2018, a number of grant beneficiaries and Moneyline Financial Service Proprietary Limited, one of our subsidiaries, filed an urgent application with the Gauteng Division of the High Court of South Africa seeking among other things, an order (1) declaring that biometric consent for the transfer of grant payments to EPE accounts conforms with the requirements of the Social Assistance Regulations, (2) prohibiting SASSA from stopping the payment of social grants into EPE accounts that were opened with biometric consent prior to January 1, 2018, when SASSA issued a new directive that completion by recipients of a SASSA-prescribed “Annexure C” form would be required in order for those recipients to have their grant payments deposited into their private bank accounts (as opposed to SAPO bank accounts), (3) directing SASSA to process all Annexure C forms within two weeks of submission and (4) directing SASSA to make all grant payments in accordance with duly completed and submitted Annexure C forms.

On November 29, 2018, the High Court issued an interim order directing SASSA to pay the social grants of those EPE clients who had previously provided biometric consent and elected to receive their social grants into their EPE accounts, pending the issuance of a final judgment. SASSA was also ordered to process any Annexure C forms within two weeks of the submission of such forms.

On January 29, 2019, the High Court handed down its final judgment, reversing the portion of its November 28, 2018, interim order that directed SASSA to pay grants into the EPE accounts of recipients who made those biometric elections without submitting the Annexure C forms. The effect of the final judgment is that while SASSA is required to promptly pay social grants into EPE accounts of those recipients who have signed the Annexure C forms electing to have their grants paid that way, SASSA is not required to pay grants into the EPE accounts of those recipients who have not submitted the Annexure C forms, despite having provided their previous biometric consent and may continue to auto-migrate those grants to SAPO accounts. The court did not award costs.

We are considering whether to seek leave to appeal the decision of the High Court. If we do appeal, we cannot predict whether leave to appeal will be granted, or if it is, whether any appeal would be successful.

NCR application for the cancelation of Moneyline’s registration as a credit provider

Regarding the NCR’s application to cancel the registration of Moneyline, we raised a number of procedural points in defense and argument on these points was heard on November 27, 2015, before three tribunal members. Two ruled against us and one upheld our points. We are appealing the majority ruling to the High Court. This matter was heard on December 4, 2018, by a full bench of the Pretoria High Court. If we are successful, it will dispose of the application. If we do not prevail, then the NCR’s application will be set down before the Consumer Tribunal for argument on the main issues raised by the NCR, as dealt with above. We cannot predict the outcome of this litigation.

Initiation of legal proceedings against a PG Purchasing customer regarding non-payment of working capital financial loans receivable

In January 2019, we filed a Petition with the District Court of Dallas County, Texas, naming Permian Crude Transport, LP, f/k/a Permian Crude Transport, LLC, d/b/a Permian Transport & Trading ("PCT"), and Centurion Marketing, LLC d/b/a Jupiter Marketing & Trading, LLC ("Centurion"), (collectively with PCT, "PCT/Centurion") as defendants regarding the recovery of working capital finance loans receivable made to PCT/ Centurion by our wholly owned subsidiary, PG Purchasing. PCT and Centurion were recently served. Neither entity has answered or appeared in the lawsuit.

We cannot predict when this matter will be heard or how the Court will rule on the matter.

Item 1A. Risk Factors

See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below and in “Item 1A Risk Factors” in Part II of our Form 10-Q for the quarter ended September 30, 2018, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

SASSA’s ongoing migration of EPE customers to the SAPO account has resulted in the loss of a significant portion of our EPE customer base. Unless we are able to maintain our EPE customer base, our South African financial services business will likely become unsustainable and result in the closure of most or all of that business.

Since September 2018, SASSA has been migrating those of our EPE customers who has not submitted to SASSA a signed Annexure C form and failed to process many of the Annexure C forms submitted by our potential customers. As a result, we have experienced a decline in the EPE customer base to under 1.1 million EPE accounts receiving grants during December 2018 and January 2019. These same factors have had an adverse impact on our ability to sign up new customers to the EPE product and, as a result, we have experienced very low levels of gross new EPE accounts. As described under “Item 1.—Legal Proceedings—Legal proceedings against SASSA in respect of transfer of grant payments from EPE to SAPO accounts”, we commenced legal proceedings against SASSA challenging its actions but, in late January 2019, the High Court ruled that SASSA may pay grants into SAPO accounts unless the grant recipient has delivered a signed Annexure C form to SASSA.

Although we intend to seek leave to appeal the High Court’s ruling, we cannot assure you that we will be granted leave to appeal or that any such appeal would be successful. Even if we do ultimately prevail, the process of appeal is long and expensive and, in the meantime, we could lose all or most of our EPE customer base, which would materially and adversely affect our ability to operate a significant portion of our South African business profitably. SASSA has previously threatened to transfer all EPE accounts for which they do not have on record the Annexure C form, and indicated that they had received only 125,000 Annexure C forms. Any decision of SASSA to migrate more of our EPE customers to the SAPO account would threaten our entire South African financial services business and materially and adversely affect our business, results of operations, financial condition and cash flows.

In addition, as described in “Part I—Item 2—Recent Developments—Update Regarding Payment for Last Six Months of SASSA Contract,” we are currently in discussions with SASSA about fees payable to us in excess of the amounts due under the original contract. While we remain in litigation with SASSA, it may make it more difficult for us to reach agreement in regard to such payment.

Even if we are able to maintain a sufficient EPE customer base, we may still face challenges in transforming our South African operations to a business-to-consumer model through our EPE bank account and ATM infrastructure.

Following the conclusion of the SASSA contract on September 30, 2018, we refocused our resources and technology on the provision of financial inclusion services to our target market. In particular we enabled our mobile ATM payment infrastructure to become part of the South African National Payment System and concentrated on taking our ATMs to the rural populations of South Africa so that they have the same access to financial inclusion as they had during the tenure of our contract, without the many inconveniences and inefficiencies of SASSA’s new payment model.

While we believe that our financial services offerings are convenient and cost-effective, the success of our strategy will depend on the extent to which South African customers continue to use our financial products and services on a widespread basis. As discussed in the risk factor immediately above, SASSA’s unilateral decision to move EPE customers to the SASSA account and the recent judgment preventing us from opposing SASSA’s actions, will likely make it difficult for us to attract and retain as many EPE customers as we had previously planned.

If we are able to maintain certain of our EPE customers, to the extent where such business remains viable, other factors may prevent us from successfully operating and growing our South African financial services business include, but are not limited to:

•	reduced adoption and utilization of our EPE accounts and related products and services;
•	insufficient utilization of our ATM infrastructure, especially our mobile ATM infrastructure;
•	inability to access sufficient funding for our ATM infrastructure;
•	competition in the marketplace;
•	restrictions imposed by SASSA or government on the manner in which recipients may transact;
•	additional and/ or protracted legal proceedings with SASSA or other parties;
•	political interference;
•	changes in the regulatory environment;
•	dependence on existing suppliers to provide the hardware (such as ATMs, cards and POS devices) we require to execute our rollout as anticipated;
•	logistical and communications challenges; and
•	loss of key technical and operations staff.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2019.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Chief Financial Officer, Treasurer and Secretary