Form 10-Q
period 2019-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2019-05-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ To _____________

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
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

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
YES [   ] NO [X ]

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common stock, par value $0.001 per share	UEPS	NASDAQ Global Select Market
Common stock, par value $0.001 per share	NT1	Johannesburg Stock Exchange

As of May 6, 2019 (the latest practicable date), 56,815,925 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2019	2018(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,757	$87,075
Restricted cash (Note 11)	74,181	-
Pre-funded social welfare grants receivable (Note 3)	-	2,965
Accounts receivable, net and other receivables (Note 4)	80,150	93,448
Finance loans receivable, net (Note 4)	25,217	61,463
Inventory (Note 5)	7,861	10,361
Current assets of discontinued operation (Note 2)	-	22,482
Total current assets before settlement assets	236,166	277,794
Settlement assets (Note 6)	66,222	149,047
Total current assets	302,388	426,841
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – March: $131,212; June: $126,026	19,889	25,737
EQUITY-ACCOUNTED INVESTMENTS (Note 2 and Note 8)	167,497	87,992
GOODWILL (Note 2 and Note 9)	156,499	169,079
INTANGIBLE ASSETS, net (Note 2 and Note 9)	15,719	27,129
DEFERRED INCOME TAXES	2,862	5,751
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 8 and Note 10)	174,903	235,032
LONG-TERM ASSETS OF DISCONTINUED OPERATION (Note 2 and Note 8)	-	241,729
TOTAL ASSETS	839,757	1,219,290
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 11)	74,181	-
Short-term credit facilities (Note 11)	8,865	-
Accounts payable	14,743	21,106
Other payables	37,936	41,645
Current portion of long-term borrowings (Note 2 and Note 11)	15,823	44,079
Income taxes payable	4,958	5,742
Current liabilities of discontinued operation (Note 2)	-	20,914
Total current liabilities before settlement obligations	156,506	133,486
Settlement obligations (Note 6)	66,222	149,047
Total current liabilities	222,728	282,533
DEFERRED INCOME TAXES (Note 2)	6,299	17,485
LONG-TERM BORROWINGS (Note 11)	-	5,469
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 10)	2,273	30,289
LONG-TERM LIABILITIES OF DISCONTINUED OPERATION (Note 2)	-	37,412
TOTAL LIABILITIES	231,300	373,188
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK	107,672	107,672
EQUITY
COMMON STOCK (Note 12) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - March: 56,815,925; June: 56,685,925	80	80
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: March: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	277,950	276,201
TREASURY SHARES, AT COST: March: 24,891,292; June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 2 and Note 13)	(204,338)	(184,436)
RETAINED EARNINGS	713,701	837,625
TOTAL NET1 EQUITY	500,442	642,519
NON-CONTROLLING INTEREST	343	95,911
TOTAL EQUITY	500,785	738,430
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$839,757	$1,219,290

(A) – Derived from audited financial statements filed on Form 10-K/A on December 6, 2018 (Note 1) See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2019A	2018	2019A	2018
		(As restatedAB)		(As restatedAB)
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$86,484	$162,721	$309,518	$463,695
EXPENSE
Cost of goods sold, IT processing, servicing and support	50,179	77,860	173,680	226,506
Selling, general and administration	42,802	48,091	155,676	141,417
Depreciation and amortization	9,881	9,341	30,528	27,030
Impairment loss (Note 9)	5,305	19,865	13,496	19,865
OPERATING (LOSS) INCOME	(21,683)	7,564	(63,862)	48,877
CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 7 and 8)	(26,263)	37,843	(42,099)	37,843
LOSS ON DISPOSAL OF DNI (Note 2)	5,140	-	5,140	-
INTEREST INCOME, net of impairment (Note 8)	(959)	5,154	586	14,903
INTEREST EXPENSE	3,493	2,426	9,030	6,872
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(57,538)	48,135	(119,545)	94,751
INCOME TAX (BENEFIT) EXPENSE (Note 19)	(2,490)	19,418	1,702	39,757
NET (LOSS) INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(55,048)	28,717	(121,247)	54,994
(LOSS) EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(464)	3,960	(338)	7,389
NET (LOSS) INCOME	(55,512)	32,677	(121,585)	62,383
Continuing	(50,784)	29,386	(124,275)	57,181
Discontinued	(4,728)	3,291	2,690	5,202
(ADD) LESS NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(728)	302	2,339	903
Continuing	(485)	302	(1,362)	903
Discontinued	(243)	-	3,701	-
NET (LOSS) INCOME ATTRIBUTABLE TO NET1	(54,784)	32,375	(123,924)	61,480
Continuing	(50,299)	29,084	(122,913)	56,278
Discontinued	$(4,485)	$3,291	$(1,011)	$5,202
Net (loss) income per share, in U.S. dollars (Note 15)
Basic (loss) earnings attributable to Net1 shareholders	$(0.96)	$0.57	$(2.18)	$1.08
Continuing	$(0.88)	$0.51	$(2.16)	$1.02
Discontinued	$(0.08)	$0.06	$(0.02)	$0.06
Diluted (loss) earnings attributable to Net1 shareholders	$(0.96)	$0.57	$(2.18)	$1.08
Continuing	$(0.88)	$0.51	$(2.16)	$1.02
Discontinued	$(0.08)	$0.06	$(0.02)	$0.06

(A) Refer to Note 2 for discontinued operations disclosures.
(B) Refer to Note 1.

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
		(As restatedA )		(As restatedA )
	(In thousands)		(In thousands)

Net (loss) income	$(55,512)	$32,677	$(121,585)	$62,383

Other comprehensive (loss) income
Movement in foreign currency translation reserve	(8,351)	20,683	(32,026)	60,320
Release of foreign currency translation reserve related to disposal of DNI (Note 2 and Note 13)	1,806	-	1,806	-
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	5,430	(227)
Total other comprehensive (loss) income, net of taxes	(6,545)	20,683	(24,790)	60,093

Comprehensive (loss) income	(62,057)	53,360	(146,375)	122,476
Add (Less) comprehensive loss (income) attributable to non-controlling interest	1,207	(473)	2,549	(1,274)
Comprehensive (loss) income attributable to Net1	$(60,850)	$52,887	$(143,826)	$121,202

(A) Refer to Note 1.

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity

Net 1 UEPS Technologies, Inc. Shareholders

								Accumulated	Total
			Number				Retained	Other	Net1
	Number		of		Number of	Additional	Earnings	Comprehensive	Equity	Non-	Total	Redeemable
	of		Treasury	Treasury	Shares, Net	Paid-In	(As	(Loss) Income	(As	Controlling	(As	Common
	Shares	Amount	Shares	Shares	of Treasury	Capital	restatedA )	(As restatedA )	restatedA )	Interest	restatedA )	Stock
For the three months ended March 31, 2018 (dollar amounts in thousands)
Balance – January 1, 2018	81,723,662	$80	(24,891,292)	$(286,951)	56,832,370	$274,961	$802,381	$(123,359)	$667,112	$3,567	$670,679	$107,672
Restricted stock granted (Note 14)	22,817				22,817				-
Stock-based compensation charge (Note 14)						575			575		575
Net income							32,375		32,375	302	32,677
Other comprehensive income (Note 13)								20,512	20,512	171	20,683
Balance – March 31, 2018	81,746,479	$80	(24,891,292)	$(286,951)	56,855,187	$275,536	$834,756	$(102,847)	$720,574	$4,040	$724,614	$107,672
For the nine months ended March 31, 2018 (dollar amounts in thousands)
Balance – July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672
Restricted stock granted (Note 14)	611,411				611,411				-		-
Stock-based compensation charge (Note 14)						2,052			2,052		2,052
Reversal of stock compensation charge (Note 14)	(125,961)				(125,961)	(42)			(42)		(42)
Reversal of stock based- compensation charge related to equity-accounted investment						(207)			(207)		(207)
Net income							61,480		61,480	903	62,383
Other comprehensive income (Note 13)								59,722	59,722	371	60,093
Balance – March 31, 2018	81,746,479	$80	(24,891,292)	$(286,951)	56,855,187	$275,536	$834,756	$(102,847)	$720,574	$4,040	$724,614	$107,672

(A) Refer to Note 1.

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity

Net 1 UEPS Technologies, Inc. Shareholders

			Number					Accumulated
	Number		of		Number of	Additional		Other	Total	Non-		Redeemable
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Controlling		Common
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Interest	Total	Stock
For the three months ended March 31, 2019 (dollar amounts in thousands)
Balance – January 1, 2019	81,725,217	$80	(24,891,292)	$(286,951)	56,833,925	$277,463	$768,485	$(198,272)	$560,805	$91,632	$652,437	$107,672
Stock-based compensation charge (Note 14)						578			578		578
Reversal of stock compensation charge (Note 14)	(18,000)				(18,000)	(91)			(91)		(91)
Dividends paid to non-controlling interest									-	(1,148)	(1,148)
Deconsolidation of DNI (Note 2)									-	(88,934)	(88,934)
Net loss							(54,784)		(54,784)	(728)	(55,512)
Other comprehensive loss (Note 13)								(6,066)	(6,066)	(479)	(6,545)
Balance – March 31, 2019	81,707,217	$80	(24,891,292)	$(286,951)	56,815,925	$277,950	$713,701	$(204,338)	$500,442	$343	$500,785	$107,672
For the nine months ended March 31, 2019 (dollar amounts in thousands)
Balance – July 1, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$837,625	$(184,436)	$642,519	$95,911	$738,430	$107,672
Restricted stock granted (Note 14)	148,000				148,000				-		-
Stock-based compensation charge (Note 14)						1,763			1,763		1,763
Reversal of stock compensation charge (Note 14)	(18,000)				(18,000)	(91)			(91)		(91)
Stock-based compensation charge related to equity-accounted investment (Note 8)						77			77		77
Dividends paid to non-controlling interest									-	(4,085)	(4,085)
Deconsolidation of DNI (Note 2)									-	(88,934)	(88,934)
Net (loss) income							(123,924)		(123,924)	2,339	(121,585)
Other comprehensive loss (Note 13)								(19,902)	(19,902)	(4,888)	(24,790)
Balance – March 31, 2019	81,707,217	$80	(24,891,292)	$(286,951)	56,815,925	$277,950	$713,701	$(204,338)	$500,442	$343	$500,785	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
		(as restated(A))		(as restated(A))
	(In thousands)		(In thousands)
Cash flows from operating activities (Note 2)
Net (loss) income	$(55,512)	$32,677	$(121,585)	$62,383
Depreciation and amortization	9,881	9,341	30,528	27,030
Impairment loss (Note 9)	5,305	19,865	13,496	19,865
Allowance for doubtful accounts receivable charged	396	579	31,638	11,560
Loss (Earnings) from equity-accounted investments	464	(3,960)	338	(7,389)
Interest on Cedar Cell note, net of impairment (Note 8)	2,044	(587)	3,404	(769)
Change in fair value of equity securities (Notes 7 and 8)	26,263	(37,843)	42,099	(37,843)
Fair value adjustments and foreign currency re-measurements	90	(110)	91	(209)
Interest payable	53	(17)	294	(264)
Facility fee amortized	51	120	206	467
(Profit) Loss on disposal of property, plant and equipment	(147)	(50)	(413)	71
Loss (Profit) on disposal of business (Note 2)	5,140	-	5,140	(463)
Stock-based compensation charge, net (Note 14)	487	575	1,672	2,010
Dividends received from equity accounted investments	-	1,946	454	4,111
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	(14,938)	41,679	6,533	(2,438)
Decrease (Increase) in inventory	1,451	1,072	3,612	(2,776)
Increase (Decrease) in accounts payable and other payables	8,196	2,827	(11,339)	5,775
Increase in taxes payable	795	9,007	2,142	8,091
(Decrease) Increase in deferred taxes	(4,153)	7,824	(11,223)	8,252
Net cash (used in) provided by operating activities	(14,134)	84,945	(2,913)	97,464
Cash flows from investing activities (Note 2)
Capital expenditures	(1,615)	(4,225)	(7,280)	(7,801)
Proceeds from disposal of property, plant and equipment	295	160	781	575
Disposal of DNI (Note 2 and Note 16)	(2,114)	-	(2,114)	-
Investment in equity of equity-accounted investments (Note 8)	(489)	(18,597)	(2,989)	(132,335)
Acquisition of intangible assets	-	-	(1,384)	-
Investment in MobiKwik	-	-	(1,056)	-
Proceeds on return of investment (Note 8)	-	-	284	-
Investment in Cell C (Note 8)	-	-	-	(151,003)
Loans to equity-accounted investments	-	(10,635)	-	(10,635)
Acquisition of held to maturity investment (Note 8)	-	-	-	(9,000)
Other investing activities	-	300	-	146
Net change in settlement assets	(1,083)	43,222	76,879	280,390
Net cash (used in) provided by investing activities	(5,006)	10,225	63,121	(29,663)
Cash flows from financing activities
Proceeds from bank overdraft (Note 11)	278,288	9,802	584,525	42,372
Repayment of bank overdraft (Note 11)	(257,097)	(42,650)	(502,823)	(56,993)
Repayment of long-term borrowings (Note 11)	(12,499)	(15,826)	(36,310)	(60,967)
Long-term borrowings utilized (Note 11)	3,609	17,726	14,613	113,157
Dividends paid to non-controlling interest	(1,148)	-	(4,085)	-
Payment of guarantee fee (Note 11)	-	(202)	(394)	(754)
Net change in settlement obligations	1,083	(43,222)	(76,879)	(280,390)
Net cash provided by (used in) financing activities	12,236	(74,372)	(21,353)	(243,575)
Effect of exchange rate changes on cash	(3,199)	1,478	(5,971)	4,489
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,103)	22,276	32,884	(171,285)
Cash, cash equivalents and restricted cash – beginning	133,041	64,896	90,054	258,457
Cash, cash equivalents and restricted cash – end of period (1)	$122,938	$87,172	$122,938	$87,172

     (A) Refer to Note 1.
     See Notes to Unaudited Condensed Consolidated Financial Statements
(1) Cash, cash equivalents and restricted cash as of March 31, 2019, includes restricted cash of approximately $74.2 million related to cash withdrawn from the Company’s various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Refer to Note 11 for additional information regarding the Company’s facilities.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2019 and 2018
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2019 and 2018, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

     References to the "Company" refer to Net1 and its consolidated subsidiaries, collectively, unless the context otherwise requires. References to "Net1" are references solely to Net 1 UEPS Technologies, Inc.

     Restatement of prior year balances contained in financial statements and related notes for the three and nine months ended March 31, 2018

     As previously reported and more fully described in Note 1 to the consolidated financial statements contained in the Form 10-K/A filed on December 6, 2018, the Company restated its 2018 consolidated financial statements, to correctly classify and record the change in fair value of its investment in Cell C in the statement of operations rather than in other comprehensive income as originally presented due to the election of the fair value option on acquisition. The Cell C investment was acquired in August 2017, and its fair value increased by $37,843 during the three and nine months ended March 31, 2018. Accordingly, the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2018, have also been restated with the effect of increasing income before tax by $37,843, income tax expense by $8,477 and net income by $29,366 and decreasing total comprehensive income by $29,366.

     The Company also identified and corrected other insignificant misstatements in its consolidated statement of cash flows for the three and nine months ended March 31, 2018. This decreased net cash provided by operating activities by $300 with a corresponding increase in net cash provided by investing activities but had no effect on the net (decrease) increase in cash, cash equivalents and restricted cash for the three months and nine months ended March 31, 2018.

     Recent accounting pronouncements adopted

     In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was originally set to be effective for the Company beginning July 1, 2017, however in August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance deferred the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies were permitted to adopt the standard along the original timeline. The guidance became effective for the Company beginning July 1, 2018. The Company elected the modified retrospective transition method upon adoption of this guidance. The adoption of this guidance did not have a material impact on the Company’s financial statements, except for the additional footnote disclosures provided.

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

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements adopted (continued)

     Equity securities are measured at fair value. The Company may elect to measure equity securities without readily determinable fair values at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We perform a qualitative assessment on a quarterly basis and recognize an impairment loss if there are sufficient indicators that the fair value of the equity security is less than carrying value. There were no changes in the fair value of our equity securities recorded during the three and nine months ended March 31, 2019. Changes in fair value will be recorded in our condensed consolidated statement of operations in future periods within a caption titled "changes in fair value of equity securities".

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

     Recent accounting pronouncements not yet adopted as of March 31, 2019

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

     Recent accounting pronouncements not yet adopted as of March 31, 2019 (continued)

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

2. Acquisition and disposal of controlling interest in DNI

          2018 acquisition

     The Company’s acquisition of a controlling interest in DNI-4PL Contracts Proprietary Limited ("DNI") is described in Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018. During the three and nine months ended March 31, 2019, the Company determined that certain customer relationships of $7.0 million should not have been separately identified and recorded as intangible assets because there were no separately identified cash flows related to these customer relationships. These customer relationships, net of deferred taxes of $2 million, should been recorded as a component of goodwill. During the three months ended March 31, 2019, the Company determined that DNI is a discontinued operation. The table below presents the DNI balances included on the Company’s consolidated balance sheet as of June 30, 2018, as well as the amended preliminary purchase price allocation ("PPA") of the DNI acquisition, translated at the foreign exchange rates applicable on the date of acquisition:

	DNI – discontinued operation
	as of June 30, 2018
	Initial		Amended
	DNI PPA	Amendment	DNI PPA
Current assets of discontinued operation:	$22,482	$-	$22,482
Cash and cash equivalents	2,979	-	2,979
Accounts receivable (Note 4)	16,235	-	16,235
Finance loans receivable (Note 4)	742	-	742
Inventory (Note 5)	2,526	-	2,526
Long-term assets of discontinued operation:	241,729	(1,951)	239,778
Property, plant and equipment	1,317	-	1,317
Equity-accounted investment (Note 8)	339	-	339
Goodwill (Note 9)	114,161	5,017	119,178
Intangible assets (Note 9)	104,003	(6,968)	97,035
Deferred tax assets	561	-	561
Other long-term assets (Note 8)	21,348	-	21,348
Current liabilities of discontinued operation:	(20,914)	-	(20,914)
Accounts payables	(13,949)	-	(13,949)
Other payables	(6,349)	-	(6,349)
Current portion of long-term borrowings (Note 11)	(616)	-	(616)
Long-term liabilities of discontinued operation:	(37,412)	1,951	(35,461)
Other long-term liabilities	(8,291)	-	(8,291)
Deferred tax liabilities	(29,121)	1,951	(27,170)
Fair value of assets and liabilities on acquisition	$205,885	$-	$205,885

2. Acquisition and disposal of controlling interest in DNI (continued)

          2018 acquisition (continued)

     The Company recorded intangible asset amortization, deferred taxes and non-controlling interest entries related to these customer relationships that should have been included in goodwill during the six months ended December 31, 2018. The Company has reversed these entries during the three and nine months ended March 31, 2019. The table below presents the impact of reversal of these entries on the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2019 and the caption in which the impact is included:

Three and
nine months
ended
March 31,
2019
Reversal of intangible asset amortization - decrease depreciation and amortization	$506
Deferred tax impact related to reversal of intangible asset amortization - decrease income tax benefit	142
Increase in non-controlling interest	$164

          2019 disposal of a controlling interest in DNI

          Transaction to sell 17% during the three and nine months ended March 31, 2019

     On February 28, 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited ("Net1 SA"), entered into a transaction with JAA Holdings Proprietary Limited, a limited liability private company duly incorporated in the Republic of South Africa, and PK Gain Investment Holdings Proprietary Limited, a limited liability private company duly incorporated in the Republic of South Africa, in terms of which Net1 SA reduced its shareholding in DNI from 55% to 38%. The transaction closed on March 31, 2019. The parties used a cashless settlement process on closing, refer to Note 16. Net1 SA used the proceeds from the sale of the DNI shares to settle its ZAR 400 million ($27.6 million, translated at exchange rates applicable as of March 31, 2019) obligation to DNI to subscribe for an additional share as part of the contingent consideration settlement process.

     As of March 31, 2019, the Company owned 38% of the voting and economic rights of DNI. The Company accounted for its 38% investment in DNI using the equity method, refer to Note 8. The Company no longer controls DNI and deconsolidated its investment in DNI effective March 31, 2019. In April 2019, the Company’s management approved and commenced a process to sell its retained interest in DNI, which includes the transactions described above.

          Transaction to sell 8% in May 2019 (subsequent to March 31, 2019)

     On May 3, 2019, Net1 SA entered into a transaction with FirstRand Bank Limited, acting through its Rand Merchant Bank division ("RMB"), in terms of which Net1 SA further reduced its shareholding in DNI from 38% to 30% through the sale of 7,605,235 ordinary "A" shares in DNI for a transaction consideration of ZAR 215.0 million ($14.8 million, translated at exchange rates applicable as of March 31, 2019) (the "RMB Disposal"). The parties used a cashless settlement process on closing. The transaction closed on May 3, 2019, and the Company used the proceeds from the sale of these DNI shares and ZAR 15.0 million of its existing cash reserves to settle its outstanding long-term borrowings of ZAR 230.0 million in full, refer to Note 11.

     On May 3, 2019, Net1 SA entered into an agreement pursuant to which it granted a call option to DNI to acquire Net1 SA’s remaining 30% interest in DNI. The option expires on December 31, 2019, but may be exercised at any time prior to expiration. The option strike price is calculated as ZAR 2.827 billion ($195.2 million, translated at exchange rates applicable as of March 31, 2019) less any special distribution made by DNI multiplied by Net1 SA’s retained interest (i.e. assuming no special distribution, the strike price for the 30% retained interest is ZAR 859.3 million, or $59.3 million, translated at exchange rates applicable as of March 31, 2019). The call option may be split into smaller denominations, but Net1 SA cannot be left with less than 20% unless the whole remaining interest is disposed of. DNI may nominate another party to exercise the call option in the place of DNI, provided that the nominated party acquires call options representing at least 2.5% of DNI’s voting and participation interests.

2. Acquisition and disposal of controlling interest in DNI (continued)

          2019 disposal of a controlling interest in DNI (continued)

     The table below presents the impact of the deconsolidation of DNI and the calculation of the net loss recognized on deconsolidation:

			Equity method
			investment as of
			March 31, 2019
			(Refer also Note 8)
			8%
			retained
			interest		Attributed
			sold in	30%	to non-
		17%	May	retained	controlling
	Total	sold	2019	interest	interest
Fair value of consideration received	$27,626	$27,626	$-	$-	$-
Fair value of retained interest of 30% in DNI(1)	74,195	-	14,849	59,346	-
Carrying value of non-controlling interest	88,934	-	-	-	88,934
Subtotal	190,755	27,626	14,849	59,346	88,934
Less: carrying value of DNI, comprising	195,895	34,311	14,540	58,110	88,934
Cash and cash equivalents	2,114	354	158	633	969
Accounts receivable, net	24,577	4,116	1,841	7,358	11,262
Finance loans receivable, net	1,030	173	77	308	472
Inventory	893	149	66	268	410
Property, plant and equipment, net	1,265	212	95	379	579
Equity-accounted investments (Note 8)	242	41	19	72	110
Goodwill (Note 9)	113,003	18,924	8,466	33,834	51,779
Intangible assets, net	80,769	13,526	6,051	24,183	37,009
Deferred income taxes	28	5	2	8	13
Other long-term assets	26,553	4,447	1,989	7,950	12,167
Accounts payable	(5,186)	(868)	(389)	(1,553)	(2,376)
Other payables(2)	(16,484)	(2,760)	(1,235)	(4,936)	(7,553)
Income taxes payable	(2,482)	(416)	(186)	(743)	(1,137)
Deferred income taxes	(22,083)	(3,698)	(1,654)	(6,612)	(10,119)
Long-term debt (Note 11)	(10,150)	(1,700)	(760)	(3,039)	(4,651)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 13)	1,806	1,806	-	-	-
Loss recognized on disposal, before tax, comprising	(5,140)	(6,685)	309	1,236	-
Related to sale of 17% of DNI	(6,685)	(6,685)	-	-
Related to fair value adjustment of retained interest in 38% of DNI	1,545	-	309	1,236
Taxes related to gain recognized on disposal(3)	-	505	(3,836)	3,331
Loss recognized on disposal, after tax	$(5,140)	$(7,190)	$4,145	$(2,095)

(1) The fair value of the retained interest in 38% of DNI of $74.2 million ($14.9 million plus $59.3 million has been calculated using the implied fair value of DNI pursuant to the RMB Disposal and has been calculated as ZAR 215.0 million divided by 7. 605235% multiplied by 38%, translated to dollars at the March 31, 2019, rate of exchange. The fair value of the retained interest in DNI is included in equity-accounted investment on the unaudited condensed consolidated balance sheet as of March 31, 2019.
(2) Other payables include a short-term loan of ZAR 60.5 million ($4.2 million, translated at exchange rates applicable as of March 31, 2019) due to the Company and included in accounts receivable, net on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2019. The loan is repayable in full on or before June 30, 2019. Interest on the loan is charged at the South African prime rate.
(3) Amounts presented are net of a valuation allowance provided. The disposal of DNI results in a capital loss for tax purposes of approximately $1.5 million and the Company has provided a valuation allowance of $1.5 million against this capital loss because it does not have any capital gains to offset against this amount. On an individual basis, the transaction to dispose of 17% of DNI resulted in a capital gain of $0.5 million and the re-measurement of the retained 38% interest has resulted in a capital loss of $2.0 million ($5.3 million (8% transaction) less $3.3 million (30% transaction)). The valuation allowance of $1.5 million has been provided against the $5.3 million, for a net amount presented in the table above of $3.8 million ($5.3 million less $1.5 million).

2. Acquisition and disposal of controlling interest in DNI (continued)

          Discontinued operation

     The Company has determined that the disposal of its controlling interest in DNI represents a discontinued operation because it represents a strategic shift that will have a major effect on the Company’s operations and financial results as a result of the sale of a significant portion of its investment in DNI. The facts and circumstances leading to the disposal of a controlling interest are described above. The loss related to the disposal of a controlling interest in DNI is presented above. DNI was allocated to the Company’s financial inclusion and applied technologies operating segment and the amortization of intangible assets identified and recognized related to the DNI acquisition were allocate to corporate/eliminations. The impact of the disposal of a controlling interest on the Company’s operating segments is presented in Note 18.

     The Company retains a continuing involvement in DNI through its 38% interest in DNI (refer above and to Note 8). The Company expects to retain an interest in DNI for less than 12 months. As disclosed above, the Company sold an 8% interest in DNI in May 2019, and has entered into an agreement under which it has provided a call option to DNI to repurchase the remaining 30% interest in DNI. The Company did not record any earnings under the equity method related to its retained 38% investment in DNI during the three and nine months ended March 31, 2019. The Company has not presented revenues and expenses between the Company and DNI, and cash inflows or outflows from or to DNI after the disposal transaction because the Company closed the transaction to sell a controlling interest in DNI on March 31, 2019.

     The table below presents the impact of the deconsolidation of DNI on certain major captions to the Company’s unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for three and nine months ended March 31, 2019 and 2018, that have not been separately presented on those statements:

	DNI
	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Unaudited condensed consolidated statement of operations Discontinued:
Revenue	$17,842	$-	$56,337	$-
Cost of goods sold, IT processing, servicing and support	7,502	-	27,667	-
Selling, general and administration	1,935	-	4,295	-
Depreciation and amortization	2,427	-	8,026	-
Impairment loss	5,305	-	5,305	-
Operating income	673	-	11,044	-
Interest income	208	-	707	-
Interest expense	396	-	812	-
Net income before tax	(4,655)	-	5,799	-
Income tax expense	146	-	3,124	-
Net income before earnings from equity-accounted investments	(4,801)	-	2,675	-
Earnings from equity-accounted investments(1)(2)	$73	$3,291	$15	$5,202
Unaudited condensed consolidated statement of cash flows Discontinued:
Total net cash (used in) provided by operating activities(3)	$(393)	$-	$6,635	$1,765
Total net cash (used in) provided by investing activities	$(319)	$-	$(516)	$-

     (1) Earnings from equity-accounted investments for the three and nine months ended March 31, 2019, represents earnings attributed to equity-accounted investment owned by DNI and included in the Company’s results as a result of the consolidation of DNI.
     (2) Earnings from equity-accounted investments for the three and nine months ended March 31, 2018, represents DNI earnings (net of amortization of acquired intangibles and related deferred tax) attributed to the Company as a result of the Company using the equity method to account for its investment in DNI during the period.
     (3) Total net cash (used in) provided by operating activities for the three and nine months ended March 31, 2018, represent dividends received from DNI during these periods.

3. Pre-funded social welfare grants receivable

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

4. Accounts receivable, net and other receivables and finance loans receivable, net Accounts receivable, net and other receivables

     The Company’s accounts receivable, net, and other receivables as of March 31, 2019, and June 30, 2018, is presented in the table below:

	March 31,	June 30,
	2019	2018
Accounts receivable, trade, net	$25,098	$40,268
Accounts receivable, trade, gross	26,155	41,369
Allowance for doubtful accounts receivable, end of period	1,057	1,101
Beginning of year	1,101	1,255
Reversed to statement of operations	(2)	-
Charged to statement of operations	3,053	(47)
Utilized	(3,020)	642
Deconsolidated as a result of transaction in Note 2	(38)	(776)
Foreign currency adjustment	(37)	27
Current portion of payments to agents in South Korea amortized over the contract period	17,366	21,971
Payments to agents in South Korea amortized over the contract period.	29,080	39,553
Less: Payments to agents in South Korea amortized over the contract period included in other long-term assets (Note 8)	11,714	17,582
Loan provided to Finbond	1,036	1,107
Loan provided to DNI (Note 2)	4,180	-
Other receivables	32,470	30,102
Total accounts receivable, net	$80,150	$93,448

Finance loans receivable, net

The Company’s finance loans receivable, net, as of March 31, 2019, and June 30, 2018, is presented in the table below:

	March 31,	June 30,
	2019	2018
Microlending finance loans receivable, net	$19,735	$57,504
Microlending finance loans receivable, gross	22,964	61,743
Allowance for doubtful microlending finance loans receivable, end of period	3,229	4,239
Beginning of year	4,239	3,717
Charged to statement of operations	27,955	4,348
Utilized	(28,756)	(3,588)
Foreign currency adjustment	(209)	(238)
Working capital finance receivable, net	5,482	3,959
Working capital finance receivable, gross	18,274	16,123
Allowance for doubtful working capital finance receivable, end of period	12,792	12,164
Beginning of year	12,164	3,752
Charged to statement of operations	632	8,415
Foreign currency adjustment	(4)	(3)
Total finance loans receivable, net	$25,217	$61,463

     (1) Other finance loans receivable have been deconsolidated as of March 31, 2019, pursuant to the DNI disposition described in Note 2.

     During the three and nine months ended March 31, 2019, the Company recorded an increase in its allowance for doubtful microlending finance loans receivable of approximately $0.1 million and $27.9 million, respectively. This high level of allowance related to the non-funding of accounts for a portion of the EPE customer base as a result of the auto-migration of the customer base to the South Africa Post Office account offering during the three months ended December 31, 2018. During the three and nine months ended March 31, 2019, the Company utilized $24.2 million and $28.8 million, respectively, against the allowance for doubtful microlending finance loans receivable.

5. Inventory

     The Company’s inventory comprised the following category as of March 31, 2019, and June 30, 2018.

	March 31,	June 30,
	2019	2018
Finished goods	$7,861	$10,361
	$7,861	$10,361

6. Settlement assets and settlement obligations

     Settlement assets comprise (1) cash received from the South African government that the Company holds pending disbursement to recipient cardholders of social welfare grants (2) cash received from credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet that are the Company’s customers and on whose behalf it processes the transactions between various parties, and (3) cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer.

     Settlement obligations comprise (1) amounts that the Company is obligated to disburse to recipient cardholders of social welfare grants, (2) amounts that the Company is obligated to disburse to merchants selling goods and services via the internet that are the Company’s customers and on whose behalf it processes the transactions between various parties and settles the funds from the credit card companies to the Company’s merchant customers, and (3) amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer.

     The balances at each reporting date may vary widely depending on the timing of the receipts and payments of these assets and obligations.

7. Fair value of financial instruments

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

               Currency exchange risk

     The Company is subject to currency exchange risk because it purchases inventories that it is required to settle in other currencies, primarily the euro and U.S. dollar. The Company has used forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand ("ZAR"), on the one hand, and the U.S. dollar and the euro, on the other hand.

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

7. Fair value of financial instruments (continued)

     Risk management (continued)

               Credit risk (continued)

     Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties. The Company maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty’s financial condition, credit rating, and other credit criteria and risk mitigation tools as the Company’s management deems appropriate. With respect to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with South African, South Korean and European financial institutions that have a credit rating of "B" (or its equivalent) or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

               Microlending credit risk

     The Company is exposed to credit risk in its microlending activities, which provide unsecured short-term loans to qualifying customers. The Company manages this risk by performing an affordability test for each prospective customer and assigning a "creditworthiness score", which takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

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

     Asset measured at fair value using significant unobservable inputs – investment in Cell C

     The Company’s Level 3 asset represents an investment of 75,000,000 class "A" shares in Cell C, a leading mobile telecoms provider in South Africa. The Company has developed an adjusted EV/EBITDA multiple valuation model in order to determine the fair value of its investment in the Cell C shares. The primary inputs to the valuation model as of March 31, 2019, were Cell C’s adjusted EBITDA for the year ended December 31, 2018, of ZAR 3.5 billion ($242.6 million, translated at exchange rates applicable as of March 31, 2019), an EBITDA multiple of 6.40; Cell C’s net adjusted external debt of ZAR 9.4 billion ($648.9 million, translated at exchange rates applicable as of March 31, 2019); and a marketability discount of 10% as Cell C is not currently listed, but has publicly stated its intention to list. The primary inputs to the valuation model as of June 30, 2018, were Cell C’s annualized adjusted EBITDA for the 11 months ended June 30, 2018, of ZAR 3.9 billion ($284.8 million, translated at exchange rates applicable as of June 30, 2018), an EBITDA multiple of 6.75, Cell C’s net external debt of ZAR 8.8 billion ($641.1 million, translated at exchange rates applicable as of June 30, 2018) and a marketability discount of 10%. The EBITDA multiple was determined based on an analysis of Cell C’s peer group, which comprises eight African and emerging market mobile telecommunications operators.

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

Fair value of financial instruments (continued)

     Financial instruments (continued)

          Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

     The following table presents the impact of a 0.50 increase and 0.50 decrease to the EBITDA multiple used in the Cell C valuation on the March 31, 2019, carrying value of the Company’s Cell C investment (all amounts translated at exchange rates applicable as of March 31, 2019):

Sensitivity for
fair value of
Cell C investment
EBITDA multiple of 5.90 times	$105,601
EBITDA multiple of 6.40 times	121,941
EBITDA multiple of 6.90 times	$138,347

     The fair value of the Cell C shares as of March 31, 2019, represented approximately 15% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and it is not concerned with short-term equity price volatility with respect to these shares provided that the underlying business, economic and management characteristics of the company remain sound.

          Liability measured at fair value using significant unobservable inputs – DNI contingent consideration

     The salient terms of the Company’s investment in DNI is described in Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018. Under the terms of its subscription agreements with DNI, the Company agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($27.6 million, translated at exchange rates applicable as of March 31, 2019), in cash, subject to the achievement of certain performance targets by DNI. The Company expected to pay the additional amount during the first quarter of the year ended June 30, 2020, and recorded an amount of ZAR 373.6 million ($27.2 million), in long-term liabilities as of June 30, 2018, which amount represented the present value of the ZAR 400.0 million to be paid (amounts translated at the exchange rate applicable as of June 30, 2018, respectively).

     As described in Note 2 and Note 16, the Company settled the ZAR 400 million due to DNI as of March 31, 2019. The Company recorded accreted interest during three and nine months ended March 31, 2019, of $1.0 million and $1.8 million (ZAR 14.4 million and ZAR 26.4 million, translated at the applicable average exchange rates during the periods specified), respectively.

          Derivative transactions - Foreign exchange contracts

     As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of "B" (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy.

The Company’s outstanding foreign exchange contracts are as follows as of March 31, 2019:

Fair market
Notional amount	Strike price	value price	Maturity
USD 420,000	ZAR 15.5704	ZAR 14.5150	April 26, 2019

The Company had no outstanding foreign exchange contracts as of June 30, 2018.

Fair value of financial instruments (continued)

     Financial instruments (continued)

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, according to the fair value hierarchy:

	Quoted price in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Cell C	$-	$-	$121,941	$121,941
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	596	-	-	596
Fixed maturity investments (included in cash and cash equivalents)	4,620	-	-	4,620
Other	-	420	-	420
Total assets at fair value	$5,216	$420	$121,941	$127,577
Liabilities
Foreign exchange contracts	-	31	-	31
Total liabilities at fair value	$-	$31	$-	$31

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

     There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2019 and 2018, respectively.

Fair value of financial instruments (continued)

Financial instruments (continued)

     Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the nine months ended March 31, 2019:

Carrying value
Assets
Balance as at June 30, 2018	$172,948
Loss on fair value re-measurements	(42,099)
Foreign currency adjustment(1)	(8,908)
Balance as of March 31, 2019	$121,941
Liabilities
Balance as at June 30, 2018	$27,222
Accretion of interest	1,848
Settlement of contingent consideration (Note 2 and Note 16)	(27,626)
Foreign currency adjustment(1)	(1,444)
Balance as of March 31, 2019	$-

     (1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand and the U.S. dollar on the carrying value.

     Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the nine months ended March 31, 2018:

Carrying value
Assets
Acquisition of investment in Cell C	$151,003
Gain on fair value re-measurements	37,843
Foreign currency adjustment(1)	18,124
Balance as of March 31, 2018	$206,970

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

8. Equity-accounted investments and other long-term assets

     Refer to Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018, for additional information regarding its equity-accounted investments and other long-term assets.

     Equity-accounted investments

     The Company’s ownership percentage in its equity-accounted investments as of March 31, 2019 and June 30, 2018, was as follows:

	March 31,	June 30,
	2019	2018
Bank Frick & Co AG ("Bank Frick")	35%	35%
DNI	38%	-
Finbond Group Limited ("Finbond")	29%	29%
OneFi Limited (formerly KZ One) ("OneFi")	25%	25%
SmartSwitch Namibia (Pty) Ltd ("SmartSwitch Namibia")	50%	50%
V2 Limited ("V2")	50%	-
Walletdoc Proprietary Limited ("Walletdoc")	20%	20%

8. Equity-accounted investments and other long-term assets (continued)

     Equity-accounted investments (continued)

          DNI

     The Company consolidated DNI up until March 31, 2019, as disclosed in Note 2. The Company has retained a 38% interest in DNI and uses the equity method to account for its interest in DNI because it has the ability to exert significant influence over the operations of DNI through its shareholding and board representation.

          Finbond

     As of March 31, 2019, the Company owned 267,672,032 shares in Finbond. Finbond is listed on the Johannesburg Stock Exchange and its closing price on March 31, 2019, the last trading day of the quarter, was R4.69 per share. The market value of the Company’s holding in Finbond on March 31, 2019, was ZAR 1.3 billion ($86.7 million translated at exchange rates applicable as of March 31, 2019). On July 11, 2018, the Company, pursuant to its election, received an additional 6,602,551 shares in Finbond as a capitalization share issue in lieu of a dividend.

          V2 Limited

     On October 4, 2018, the Company acquired a 50% voting and economic interest in V2 Limited ("V2") for $2.5 million. The Company has committed to provide V2 with a further equity contribution of $2.5 million and a working capital facility of $5.0 million, which are both subject to the achievement of certain pre-defined objectives.

     Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the nine months ended March 31, 2019:

		Bank
	DNI	Frick	Finbond	Other(1)	Total
Investment in equity:
Balance as of June 30, 2018	$-	$48,129	$30,958	$6,092	$85,179
Re-measurement of 8% of DNI (Note 2)	14,849	-	-	-	14,849
Re-measurement of 30% of DNI (Note 2)	59,346	-	-	-	59,346
Acquisition of shares	-	-	1,920	2,989	4,909
Stock-based compensation	-	-	77	-	77
Comprehensive income (loss):	-	(1,895)	7,305	(318)	5,092
Other comprehensive income	-	-	5,430	-	5,430
Equity accounted earnings (loss)	-	(1,895)	1,875	(318)	(338)
Share of net income	-	616	1,852	(318)	2,150
Amortization of acquired intangible assets	-	(562)	-	-	(562)
Deferred taxes on acquired intangible assets	-	135	-	-	135
Dilution resulting from corporate transactions	-	-	23	-	23
Other	-	(2,084)	-	-	(2,084)
Dividends received	-	-	(1,920)	(454)	(2,374)
Return on investment	-	-	-	(284)	(284)
Deconsolidation of DNI (Note 2)	-	-	-	(242)	(242)
Foreign currency adjustment(2)	-	(228)	(1,921)	(50)	(2,199)
Balance as of March 31, 2019	$74,195	$46,006	$36,419	$7,733	$164,353
Investment in loans:
Balance as of June 30, 2018	$-	$-	$-	$3,152	$3,152
Foreign currency adjustment(2)	-	-	-	(8)	(8)
Balance as of March 31, 2019	$-	$-	$-	$3,144	$3,144
			Equity	Loans	Total
Carrying amount as of:
June 30, 2018			$85,179	$3,152
Continuing			$84,840	$3,152	$87,992
Discontinued (Note 2)			$339	$-	$339
March 31, 2019			$164,353	$3,144	$167,497

(1) Includes primarily OneFi, SmartSwitch Namibia, V2 and Walletdoc;
(2) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Swiss franc, Nigerian naira and Namibian dollar, and the U.S. dollar on the carrying value.

8. Equity-accounted investments and other long-term assets (continued)

     Other long-term assets

     Summarized below is the breakdown of other long-term assets as of March 31, 2019, and June 30, 2018:

	March 31,	June 30,
	2019	2018

Total equity investments	$148,934	$199,865
Investment in 15% of Cell C, at fair value (Note 7)	121,941	172,948
Investment in 13% of MobiKwik(1)	26,993	26,917
Total held to maturity investments	6,992	10,395
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	6,992	10,395
Long-term portion of payments to agents in South Korea amortized over the contract period	11,714	17,582
Policy holder assets under investment contracts (Note 10)	596	610
Reinsurance assets under insurance contracts (Note 10)	644	633
Other long-term assets	6,023	5,947
Total other long-term assets	$174,903	$235,032

     (1) The Company has determined that MobiKwik does not have readily determinable fair value and has therefore elected to record this investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company accounted for its investment in MobiKwik at cost as of June 30, 2018.

     During the nine months ended March 31, 2019, the Company paid $1.1 million to subscribe for additional shares in MobiKwik. As of March 31, 2019, the Company owned approximately 13% of MobiKwik’s issued share capital.

     Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of March 31, 2019:

		Unrealized	Unrealized
		holding	holding	Carrying
	Cost basis	gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$-	$-	$26,993
Held to maturity:
Investment in Cedar Cellular notes	6,992	-	-	6,992
Total	$33,985	$-	$-	$33,985

     Summarized below are the components of the Company’s held to maturity investments as of June 30, 2018:

		Unrealized	Unrealized
	Cost	holding	holding	Carrying
	basis(1)	gains(1)	losses	value
Held to maturity:
Investment in Cedar Cellular notes	$10,395	$-	$-	$10,395
Total	$10,395	$-	$-	$10,395

     (1) An amount of $1.4 million attributed to interest recognized under the Cedar Cellular note was incorrectly included in the unrealized holding gains column as of June 30, 2018, and has been reclassified to the cost basis column.

     The Company recognized interest income of $0.6 million, related to the Cedar Cellular notes during each of the three months ended March 31, 2019 and 2018, respectively. The Company recognized interest income of $2.0 million and $0.8 million, related to the Cedar Cellular notes during the nine months ended March 31, 2019 and 2018, respectively. Interest on this investment will only be paid, at Cedar Cellular’s election, on maturity in August 2022. The Company’s effective interest rate on the Cedar Cellular note is 24.82% as of March 31, 2019.

8. Equity-accounted investments and other long-term assets (continued)

     Other long-term assets (continued)

     The Company does not expect to recover the entire amortized cost basis of the Cedar Cellular notes due to a reduction in the amount of future cash flows expected to be collected from the debt security. The Company does not expect to generate any cash flows from the debt security prior to the maturity date in August 2022, and expects to recover approximately $16.0 million at maturity. The Company has calculated the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of 24.82%). The present value of the expected cash flows of $7.0 million is less than the amortized cost basis recorded of $9.6 million (before the March 2019 impairment for the three months ended March 31, 2019) and $12.4 million (before the cumulative 2019 impairments for the nine months ended March 31, 2019). Accordingly, the Company recorded an other-than-temporary impairment related to a credit loss of $2.6 million and $5.4 million during the three and nine months ended March 31, 2019, respectively. The impairment of $2.6 million and $5.4 million is included in interest income, net of impairment in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2019, respectively.

Contractual maturities of held to maturity investments

     Summarized below is the contractual maturity of the Company’s held to maturity investment as of March 31, 2019:

Estimated
	Cost	fair
	basis	value(1)
Due in one year or less	$-	$-
Due in one year through five years	6,992	6,992
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$6,992	$6,992

     (1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the Company’s portion of the security provided to the Company by Cedar Cellular, namely, Cedar Cellular’s investment in Cell C.

9. Goodwill and intangible assets, net

     Goodwill

          Impairment loss

               Three and nine months ended March 31, 2019

     The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as of June 30 of each year. The Company did not recognize an impairment loss during the three months ended March 31, 2019. During the second quarter of fiscal 2019, the Company performed an impairment analysis and during the nine months ended March 31, 2019, the Company recognized an impairment loss of approximately $8.2 million, of which approximately $7.0 million related to goodwill allocated to its International Payment Group ("IPG") business within its international transaction processing operating segment and $1.2 million related to goodwill within its South African transaction processing operating segment.

     Given the consolidation and restructuring of IPG over the period to December 31, 2018, several business lines were terminated or meaningfully reduced, resulting in lower than expected revenues, profits and cash flows. IPG’s new business initiatives are still in their infancy, and it is expected to generate lower cash flows than initially forecast.

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

     In the event that there is a deterioration in the South African transaction processing and the international transaction processing operating segment, or in any other of the Company’s businesses, this may lead to additional impairments in future periods.

9. Goodwill and intangible assets, net (continued)

     Goodwill (continued)

          Impairment loss (continued)

               Three and nine months ended March 31, 2018

     During the three and nine months ended March 31, 2018, the Company recognized an impairment loss of approximately $19.9 million related to goodwill allocated to the Masterpayment business within its international transaction processing operating segment as a result of changes to the operating model of Masterpayment. During the second quarter of fiscal 2018, the Company re-evaluated the operating performance and ongoing viability of Masterpayment’s working capital financing and supply chain solutions offering and determined to exit this portion of its business. While the Company believed that it could scale this offering in the medium to long-term by focusing on customers and industries outside Masterpayment’s initial target market, this standalone offering did not fit the Company’s strategy of providing payment solutions and working capital to small and medium-sized merchants. In order to focus on the Company’s stated international strategy, the Company decided to wind-down the traditional working capital finance book issued to non-payment solutions customers. During the third quarter of fiscal 2018, the Company evaluated Masterpayment’s business strategy and following the wind-down referred to above, it has determined that Masterpayment is unlikely to deliver the financial results or cash flows previously anticipated. The Company and two of Masterpayment’s senior managers agreed, by mutual consent, that with effect from the end of March 2018, the managers terminated their employment with Masterpayment in order to dedicate themselves to new professional tasks.

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

     Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2019:

	Gross	Accumulated	Carrying
	value	impairment	value
Balance as of June 30, 2018	$304,013	$(20,773)	$283,240
Continuing	189,852	(20,773)	169,079
Discontinued (Note 2)	114,161	-	114,161
Impairment of goodwill	-	(8,191)	(8,191)
Amendment to DNI preliminary purchase price allocation (Note 2)	5,017	-	5,017
Deconsolidation of DNI (Note 2)	(113,003)	-	(113,003)
Foreign currency adjustment(1)	(10,730)	166	(10,564)
Balance as of March 31, 2019	$185,297	$(28,798)	$156,499

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

     Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2018	$20,946	$123,948	$138,346	$283,240
Continuing	20,946	123,948	24,185	169,079
Discontinued (Note 2)	-	-	114,161	114,161
Impairment of goodwill	(1,180)	(7,011)	-	(8,191)
Amendment to DNI preliminary purchase price allocation (Note 2)	-	-	5,017	5,017
Deconsolidation of DNI (Note 2)	-	-	(113,003)	(113,003)
Foreign currency adjustment(1)	(1,083)	(2,349)	(7,132)	(10,564)
Balance as of March 31, 2019	$18,683	$114,588	$23,228	$156,499

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

9. Goodwill and intangible assets, net (continued)

     Intangible assets

          Impairment loss

     The Company identified and recognized certain customer relationships as part of its acquisition of DNI, which included relationships related to an agreement with Cell C under which DNI shared in revenues earned by Cell C from other mobile telecommunications network renting ("tenant rentals") certain Cell C infrastructure that was constructed utilizing funding provided by DNI. Cell C expected to utilize the funding provided by DNI to construct 1,000 towers. Cell C recently entered into a roaming arrangement with another South African mobile telecommunications network provider which will extend its network coverage. Cell C utilized funding from DNI to construct approximately 22% of the towers that it had originally estimated to complete, however, the conclusion of the roaming arrangement has resulted in Cell C halting the construction of further network infrastructure.

     The Company expects DNI to earn fewer tenant rentals than initially planned due to the lower number of towers constructed. During the three and nine months ended March 31, 2019, the Company updated the discounted cash flow model used to calculate the fair value of the customer relationships acquired on acquisition of DNI to assess the impact of the lower number of towers on its projected cash flows from the tenant rentals customer relationship. The lower number of towers has significantly reduced the projected cash flows earned from tenant rentals which resulted in a lower fair value attributed to the customer relationship. The Company compared the updated fair value of the customer relationship to the carrying amount and determined that the customer relationship is impaired. The Company has recorded an impairment loss of $5.3 million in the impairment loss caption on its unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2019. The customer relationship was not allocated to an operating segment and the impairment loss is included in corporate/eliminations.

     The economics of the tenant rentals arrangement between DNI and Cell C was excluded from the performance targets agreed between DNI and the Company because the arrangement was outside of DNI’s core business. DNI continues to perform above expectations and as of March 31, 2019, the Company believes that there are no other impairment indicators related to any of the other DNI intangible assets identified.

          Carrying value and amortization of intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2019 and June 30, 2018:

	As of March 31, 2019			As of June 30, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$97,481	($83,377)	$14,104	$100,421	$(76,237)	$24,184
Software and unpatented technology(1)	32,272	(32,076)	196	33,121	(32,342)	779
FTS patent	2,646	(2,646)	-	2,792	(2,792)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks and brands(1)	6,776	(6,119)	657	6,962	(5,589)	1,373
Total finite-lived intangible assets	143,681	(128,724)	14,957	147,802	(121,466)	26,336
Indefinite-lived intangible assets:
Financial institution license	762	-	762	793	-	793
Total indefinite-lived intangible assets	762	-	762	793	-	793
Total intangible assets	$144,443	$(128,724)	$15,719	$148,595	$(121,466)	$27,129

     (1) Intangible assets acquired as part of the DNI acquisition in June 2018 have been deconsolidated and are excluded from the March 31, 2019, balances, refer to Note 2.

     Aggregate amortization expense on the finite-lived intangible assets for the three months ended March 31, 2019 and 2018, was approximately $6.1 million and $3.0 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the nine months ended March 31, 2019 and 2018, was approximately $18.3 million and $8.8 million, respectively.

9. Goodwill and intangible assets, net (continued)

     Intangible assets (continued)

          Carrying value and amortization of intangible assets (continued)

     Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on March 31, 2019, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2019(1)	$21,631
Fiscal 2020	7,810
Fiscal 2021	2,833
Fiscal 2022	69
Fiscal 2023	69
Thereafter	211
Total future estimated annual amortization expense	$32,623

     (1) Estimated annual amortization expense for fiscal 2019 includes amortization of DNI acquired intangible assets from July 1, 2018, until deconsolidation on March 31, 2019.

10. Reinsurance assets and policyholder liabilities under insurance and investment contracts

     Reinsurance assets and policyholder liabilities under insurance contracts

     Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the nine months ended March 31, 2019:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2018	$633	$(2,032)
Increase in policyholder benefits under insurance contracts	67	(5,940)
Claims and policyholders’ benefits under insurance contracts.	(22)	6,427
Foreign currency adjustment(3)	(34)	106
Balance as of March 31, 2019	$644	$(1,439)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

     The Company has agreements with reinsurance companies in order to limit its losses from certain insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability.

     The Company determines its reserves for policyholder benefits under its life insurance products using a model which estimates claims incurred that have not been reported and total present value of disability claims-in-payment at the balance sheet date. This model allows for best estimate assumptions based on experience (where sufficient) plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The best estimate assumptions include (i) mortality and morbidity assumptions reflecting the company’s most recent experience and (ii) claim reporting delays reflecting Company specific and industry experience. Most of the disability claims-in-payment reserve is reinsured and the reported values were based on the reserve held by the relevant reinsurer.

     Assets and policyholder liabilities under investment contracts

     Summarized below is the movement in assets and policyholder liabilities under investment contracts during the nine months ended March 31, 2019:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2018	$610	$(610)
Increase in policyholder benefits under investment contracts	18	(18)
Foreign currency adjustment(3)	(32)	32
Balance as of March 31, 2019	$596	$(596)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

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

          July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings

               Long-term borrowings – Facilities A, B, C and D

     The Company’s South African amended July 2017 Facilities agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018. The carrying value of these long-term borrowings as of March 31, 2019, was ZAR 229.1 million ($15.8 million), net of deferred fees of ZAR 0.9 million ($0.1 million), and the carrying amount approximated its fair value. Interest on these term loans was payable on the last business day of March, June, September and December of each year and on the final maturity date based on the Johannesburg Interbank Agreed Rate ("JIBAR") in effect from time to time plus a margin of 2.75%. The JIBAR has been set at 7.15% for the period to June 29, 2019, in respect of the loans provided under the South African long-term facilities agreement. The next principal repayment of ZAR 151.3 million ($10.6 million, translated at exchange rates applicable as of March 31, 2019) was scheduled to be paid on June 29, 2019, however the Company settled the outstanding amount of ZAR 230.0 million ($15.9 million, translated at exchange rates applicable as of March 31, 2019) in full on May 3, 2019, utilizing a combination of existing cash reserves and through the sale of DNI shares as discussed in Note 2.

               Short-term facility - Facility E

     On September 26, 2018, Net1 SA further amended its amended July 2017 Facilities agreement with RMB to include an overdraft facility ("Facility E") of up to ZAR 1.5 billion ($103.6 million) to fund the Company’s ATMs. Interest on the overdraft facility is payable on the last day of each month and on the final maturity date based on the South African prime rate less a margin of 1.00%. The overdraft facility is up for review on September 26, 2019. The overdraft facility amount utilized must be repaid in full within one month of utilization and at least 90% of the amount utilized must be repaid with 25 days. The overdraft facility is secured by a pledge by Net1 SA of, among other things, cash and certain bank accounts utilized in the Company’s ATM funding process, the cession of an insurance policy with Senate Transit Underwriters Managers Proprietary Limited, any rights and claims Net1 SA has against Grindrod Bank Limited, and, in March 2019, the Company also agreed to provide RMB with the cession of a Company U.S. dollar denominated bank account. The Company paid a non-refundable origination fee of approximately ZAR 3.8 million ($0.3 million) in October 2018. As at March 31, 2019, the Company had utilized approximately ZAR 1.1 billion ($72.8 million translated at exchange rates applicable as of March 31, 2019) of this overdraft facility. This ZAR 1.5 billion overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The prime rate on March 31, 2019, was 10.25%.

          Nedbank facility, comprising short-term facilities

     On February 28, 2019, the aggregate amount of the Company’s short-term facility with Nedbank Limited was reduced from ZAR 700 million to ZAR 450 million, as a result of the reduction of the general banking facility from ZAR 300 million to ZAR 50 million. As of March 31, 2019, the aggregate amount of the Company’s short-term South African credit facility with Nedbank was ZAR 450.0 million ($31.1 million) and consists of (i) a primary amount of up to ZAR 450 million ($31.1 million) and (ii) a secondary amount, which has been temporarily withdrawn as discussed below. The primary amount comprises an overdraft facility of (i) up to ZAR 300 million ($20.7 million), which is further split into (a) a ZAR 250.0 million ($17.3 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.4 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($10.4 million), which include letters of guarantees, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund our ATMs is considered restricted cash. The short-term facility provides Nedbank with the right to set off funds held in certain identified Company bank accounts with Nedbank against any amounts owed to Nedbank under the facility. As of March 31, 2019, the Company had total funds of $4.2 million in bank accounts with Nedbank which have been set off against $5.6 million drawn under the Nedbank facility, for a net amount drawn under the facility of $1.4 million.

     As of March 31, 2019, the interest rate on the overdraft facility was 9.10%. The Company has ceded its investment in Cash Paymaster Services Proprietary Limited ("CPS"), a South African subsidiary, as well as all of its rights, title and interest in an insurance policy issued by Fidelity Risk Proprietary Limited as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

11. Borrowings (continued)

          Nedbank facility, comprising short-term facilities (continued)

     As of March 31, 2019, the Company has utilized approximately ZAR 81.4 million ($5.6 million) of its ZAR 250 million overdraft facility to fund ATMs and utilized none of its ZAR 50 million general banking facility and temporary facility. As of March 31, 2019 and June 30, 2018, the Company had utilized approximately ZAR 96.7 million ($6.7 million) and ZAR 108.0 million ($7.9 million), respectively, of its indirect and derivative facilities of ZAR 150 million to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 20).

          June 2018 Facility, a long-term borrowing (a DNI facility)

     The Company’s South African long-term facility agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018. DNI is the primary party to this facility and these long-term borrowings have been deconsolidated as of March 31, 2019, following the transaction referred to in Note 2. Interest on the revolving credit facility is payable quarterly based on JIBAR in effect from time to time plus a margin of 2.75%. The Company paid a non-refundable origination fee of approximately ZAR 2.0 million ($0.1 million) during the three and nine months ended March 31, 2019.

     United States, a short-term facility

     On September 14, 2018, the Company renewed its $10.0 million overdraft facility from Bank Frick and on February 4, 2019, the Company increased the overdraft facility to $20.0 million. The interest rate on the facilities is 4.50% plus 3-month US dollar LIBOR and interest is payable on a quarterly basis. The 3-month US dollar LIBOR rate was 2.59975% on March 31, 2019. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice. The facility is secured by a pledge of the Company’s investment in Bank Frick. As of March 31, 2019, the Company had utilized approximately $8.9 million of this facility.

     South Korea, comprising long-term borrowings

     The Company’s South Korean senior secured loan facility is described in Note 14 to its audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018. On July 29, 2017, the Company utilized approximately KRW 0.3 billion ($0.3 million) of its Facility C revolving credit facility to pay interest due on the Company’s South Korean senior secured loan facility. On October 20, 2017, the Company made an unscheduled repayment of $16.6 million and settled the full outstanding balance, including interest, related to these borrowings. This facility is no longer available.

     South Korea, a short-term facility

     The Company obtained a one year KRW 10 billion ($10.0 million) short-term overdraft facility from Hana Bank, a South Korean bank, in January 2019. The interest rate on the facilities is 1.984% plus the 3-month CD rate. The CD rate as of March 31, 2019 was 1.87%. The facility expires in January 2020, however can be renewed. The facility is unsecured with no fixed repayment terms. As of March 31, 2019, the Company had not utilized this facility.

11. Borrowings (continued)

     Movement in short-term credit facilities

     Summarized below are the Company’s short-term facilities as of March 31, 2019, and the movement in the Company’s short-term facilities from as of June 30, 2018 to as of March 31, 2019:

			United	South
	South Africa		States	Korea
	Amended		Bank
	July 2017	Nedbank	Frick	Hana	Total
Short-term facilities as of March 31, 2019:	$103,599	$31,080	$20,000	$8,792	$163,471
Overdraft	-	3,453	20,000	8,792	32,245
Overdraft restricted as to use for ATM funding only	103,599	17,267	-	-	120,866
Indirect and derivative facilities	-	10,360	-	-	10,360
Movement in utilized overdraft facilities:
Balance as of June 30, 2018	-	-	-	-	-
Utilized	506,472	64,196	13,857	-	584,525
Repaid	(434,629)	(63,202)	(4,992)	-	(502,823)
Foreign currency adjustment(1)	945	399	-	-	1,344
Balance as of March 31, 2019(2)	72,788	1,393	8,865	-	83,046
Restricted as to use for ATM funding only	72,788	1,393	-	-	74,181
No restrictions as to use	-	-	8,865	-	8,865
Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2018	-	7,871	-	-	7,871
Guarantees cancelled	-	(829)	-	-	(829)
Utilized	-	47	-	-	47
Foreign currency adjustment(1)	-	(411)	-	-	(411)
Balance as of March 31, 2019	$-	$6,678	$-	$-	$6,678

     (1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.
     (2) Nedbank balance as of March 31, 2019, of $1.4 million comprises the net of total overdraft facilities withdrawn of $5.6 million offset against funds in bank accounts with Nedbank of $4.2 million.

     Movement in long-term borrowings

     Summarized below is the movement in the Company’s long term borrowing from as of June 30, 2018 to as of March 31, 2019:

	South Africa
	Continuing	Discontinued
		June
	Amended	2018	Other
	July 2017	Facility	(Note 2)	Total

Included in current portion of long-term borrowings	$44,079	$-	$616	$44,695
Included in long-term borrowings	5,469	-	-	5,469
Balance as of June 30, 2018	49,548	-	616	50,164
Utilized	-	14,613	-	14,613
Repaid	(30,797)	(4,944)	(569)	(36,310)
Deconsolidated (Note 2)	-	(10,150)	-	(10,150)
Foreign currency adjustment(1)	(2,928)	481	(47)	(2,494)
Balance as of March 31, 2019, included in current portion of long-term borrowings	$15,823	$-	$-	$15,823

     (1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

The Company paid a non-refundable deal origination fee of approximately ZAR 6.3 million ($0.6 million) in August 2017. Interest expense incurred under the Company’s South African long-term borrowing during the three months ended March 31, 2019 and 2018, was $0.6 million and $1.9 million, respectively. Interest expense incurred during the nine months ended March 31, 2019 and 2018, was $2.7 million and $5.5 million, respectively. Prepaid facility fees amortized during each of the three months ended March 31, 2019 and 2018, was $0.1 million, respectively. Prepaid facility fees amortized during the nine months ended March 31, 2019 and 2018, was $0.2 million and $0.3 million, respectively.

11. Borrowings (continued)

     Movement in long-term borrowings (continued)

     Interest expense incurred in respect of the Company’s South Korean debt facilities during the nine months ended March 31, 2018, was $0.4 million. Prepaid facility fees amortized during the three months ended March 31, 2018, was $0.1 million.

12. Capital structure

     The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2019 and 2018, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2019 and 2018, respectively:

	March 31,	March 31,
	2019	2018

Number of shares, net of treasury:
Statement of changes in equity	56,815,925	56,855,187
Less: Non-vested equity shares that have not vested (Note 14)	(831,408)	(934,673)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	55,984,517	55,920,514

13. Accumulated other comprehensive loss

     The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended March 31, 2019:

	Three months ended
	March 31, 2019
	Accumulated
	foreign
	currency
	translation
	reserve	Total

Balance as of January 1, 2019	$(198,272)	$(198,272)
Release of foreign currency translation reserve related to disposal of DNI (Note 2).	1,806	1,806
Movement in foreign currency translation reserve	(7,872)	(7,872)
Balance as of March 31, 2019	$(204,338)	$(204,338)

     The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended March 31, 2018:

	Three months ended
	March 31, 2018
		Accumulated
		net
		unrealized
		income on
	Accumulated	asset
	foreign	available for
	currency	sale, net of
	translation	tax (As
	reserve	restatedA)	Total

Balance as of January 1, 2018	$(123,359)	$-	$(123,359)
Movement in foreign currency translation reserve	20,512	-	20,512
Balance as of March 31, 2018	$(102,847)	$-	$(102,847)

     (A) Refer to Note 1.

13. Accumulated other comprehensive loss (continued)

     The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2019:

	Nine months ended
	March 31, 2019
	Accumulated
	foreign
	currency
	translation
	reserve	Total

Balance as of June 30, 2018	$(184,436)	$(184,436)
Release of foreign currency translation reserve related to disposal of DNI (Note 2).	1,806	1,806
Movement in foreign currency translation reserve related to equity-accounted investment	5,430	5,430
Movement in foreign currency translation reserve	(27,138)	(27,138)
Balance as of March 31, 2019	$(204,338)	$(204,338)

     The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2018:

	Nine months ended
	March 31, 2018
		Accumulated
		net
		unrealized
		income on
	Accumulated	asset
	foreign	available for
	currency	sale, net of
	translation	tax (As
	reserve	restatedA)	Total

Balance as of June 30, 2017	$(162,569)	$-	$(162,569)
Movement in foreign currency translation reserve related to equity accounted investment	(227)	-	(227)
Movement in foreign currency translation reserve	59,949	-	59,949
Balance as of March 31, 2018	$(102,847)	$-	$(102,847)

     (A) Refer to Note 1.

     During the three and nine months ended March 31, 2019, the Company reclassified $1.8 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the DNI disposal (refer to Note 2). There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the three and nine months ended March 31, 2018.

14. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the nine months ended March 31, 2019 and 2018:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2018	809,274	13.99	2.67	370	4.20
Granted – September 2018	600,000	6.20	10.00	1,212	2.02
Forfeitures	(278,386)	19.16			5.00
Outstanding – March 31, 2019	1,130,888	8.60	6.33	-	2.70

Outstanding – June 30, 2017	846,607	13.87	3.80	486	4.21
Forfeitures	(37,333)	11.23			4.55
Outstanding – March 31, 2018	809,274	13.99	2.92	427	4.20

     During the nine months ended March 31, 2019, 600,000 stock options were awarded to executive officers and employees. No stock options were awarded during the three months ended March 31, 2019, or during the three and nine months ended March 31, 2018, respectively. During the three months ended March 31, 2019, employees forfeited 78,386 stock options. No stock options were forfeited during the three months ended March 31, 2018. During the nine months ended March 31, 2019, employees and executive officers forfeited 278,386 stock options, including 200,000 stock options granted in August 2008, with a strike price of $24.46 per share, as these stock options expired unexercised. During the nine months ended March 31, 2018, employees forfeited 37,333 stock options.

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

     The table below presents the range of assumptions used to value options granted during the nine months ended March 31, 2019:

Nine months
ended
March 31,
2019
Expected volatility	44%
Expected dividends	0%
Expected life (in years)	3
Risk-free rate	2.75%

     The following table presents stock options vested and expected to vest as of March 31, 2019:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expected to vest – March 31, 2019	1,130,888	8.60	6.33	-

     These options have an exercise price range of $6.20 to $13.16.

14. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Options (continued)

     The following table presents stock options that are exercisable as of March 31, 2019:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – March 31, 2019	547,888	11.13	2.97	-

     No stock options became exercisable during the three and nine months ended March 31, 2019, or during the three months ended March 31, 2018, respectively. However, during the nine months ended March 31, 2018, 105,982 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

          Restricted stock

     The following table summarizes restricted stock activity for the nine months ended March 31, 2019 and 2018:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2018	765,411	6,162
Granted – September 2018	148,000	114
Total Vested	(64,003)	503
Vested – August 2018	(52,594)	459
Vested – March 2019	(11,409)	44
Forfeitures	(18,000)	70
Non-vested – March 31, 2019	831,408	5,496

Non-vested – June 30, 2017	505,473	11,173
Total Granted	611,411	4,522
Granted – August 2017	588,594	4,288
Granted – March 2018	22,817	234
Vested – August 2017	(56,250)	527
Total Forfeitures	(125,961)	1,491
Forfeitures	(30,635)	358
Forfeitures – August and November 2014 awards with market conditions	(95,326)	1,133
Non-vested – March 31, 2018	934,673	9,608

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

     The 326,000 shares of restricted stock will only vest if the recipient is employed by the Company on a full-time basis on August 23, 2020. The 52,594 shares of restricted stock awarded to non-employee directors in August 2017 vested on August 23, 2018, and 11,409 shares of restricted stock, representing half of the 22,817 shares granted to our Chief Financial Officer on March 1, 2018, vested on March 1, 2019. During the three and nine months ended March 31, 2019, 18,000 shares of restricted stock with time-based vesting conditions were forfeited by employees upon their termination from the Company. During the nine months ended March 31, 2018, 56,250 shares of restricted stock granted to non-employee directors vested and employees forfeited 30,635 shares of restricted stock with either market or performance conditions upon their termination from the Company.

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

  Below $15.00 (threshold)—0%
  At or above $15.00 and below $19.00—33%
  At or above $19.00 and below $23.00—66%
  At or above $23.00—100%

     These 210,000 shares of restricted stock are effectively forward starting knock-in barrier options with multi-strike prices of zero. The fair value of these shares of restricted stock was calculated utilizing a Monte Carlo simulation model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation. A standard Geometric Brownian motion process was used in the forecasting of the share price instead of a "jump diffusion" model, as the share price volatility was more stable compared to the highly volatile regime of previous years. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements.

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

               Performance Conditions - Restricted Stock Granted in August 2016

     In August 2016 the Company awarded 350,000 shares of restricted stock to executive officers. In May 2017, the Company agreed to accelerate the vesting of 200,000 of these shares of restricted stock granted to the Company’s former Chief Executive Officer. The remaining 150,000 shares continue to be subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2019. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2019 ("2019 Fundamental EPS"), as follows:

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

     The fair value of restricted stock vesting during each of the nine months ended March 31, 2019 and 2018, respectively, was $0.5 million.

     Stock-based compensation charge and unrecognized compensation cost

     The Company recorded a stock-based compensation charge, net during the three months ended March 31, 2019 and 2018 of $0.5 million and $0.6 million respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended March 31, 2019
Stock-based compensation charge	$578	$-	$578
Reversal of stock compensation charge related to
restricted stock and stock options forfeited	$(91)	-	$(91)
Total – three months ended March 31, 2019	$487	$-	$487
Three months ended March 31, 2018
Stock-based compensation charge	$575	$-	$575
Total – three months ended March 31, 2018	$575	$-	$575

14. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock (continued)

     The Company recorded a stock-based compensation charge, net during the nine months ended March 31, 2019 and 2018 of $1.7 million and $2.0 million respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Nine months ended March 31, 2019
Stock-based compensation charge	$1,763	$-	$1,763
Reversal of stock compensation charge related to restricted stock and stock options forfeited	(91)	-	(91)
Total – nine months ended March 31, 2019	$1,672	$-	$1,672
Nine months ended March 31, 2018
Stock-based compensation charge	$2,052	$-	$2,052
Reversal of stock compensation charge related to stock options forfeited	(42)	-	(42)
Total – nine months ended March 31, 2018	$2,010	$-	$2,010

     The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

     As of March 31, 2019, the total unrecognized compensation cost related to stock options was approximately $1.0 million, which the Company expects to recognize over approximately three years. As of March 31, 2019, the total unrecognized compensation cost related to restricted stock awards was approximately $2.0 million, which the Company expects to recognize over approximately two years.

     As of March 31, 2019 and June 30, 2018, respectively, the Company recorded a deferred tax asset of approximately $0.8 million and $0.7 million, related to the stock-based compensation charge recognized related to employees of Net1. As of March 31, 2019, and June 30, 2018, respectively, the Company recorded a valuation allowance of approximately $0.8 million and $0.7 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

15. (Loss) Earnings per share

     The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three and nine months ended March 31, 2019 or 2018. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018.

     Basic (loss) earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share have been calculated using the two-class method and basic (loss) earnings per share for the three and nine months ended March 31, 2019 and 2018, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net (loss) income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

15. (Loss) Earnings per share (continued)

     The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2016, August 2017, March 2018, May 2018 and September 2018 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in September 2018, March 2018, August 2017 and August 2016 are discussed in Note 14 above and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018.

     The following table presents net (loss) income attributable to Net1 ((loss) income from continuing operations) and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		December 31,
	2019	2018	2019	2018
		(As		(As
		restatedA)		restatedA)
	(in thousands except		(in thousands except percent
	percent and		and
	per share data)		per share data)
Numerator:
Net (loss) income attributable to Net1	$(54,784)	$32,375	$(123,924)	$61,480
Undistributed (loss) earnings	(54,784)	32,375	(123,924)	61,480
Continuing	(50,299)	29,084	(122,913)	58,189
Discontinued	$(4,485)	$3,291	$(1,011)	$3,291
Percent allocated to common shareholders (Calculation 1)	98%	98%	99%	98%
Numerator for (loss) earnings per share: basic and diluted.	$(53,958)	$31,868	$(122,113)	$60,490
Continuing	(49,540)	28,629	(121,117)	57,252
Discontinued	$(4,417)	$3,239	$(996)	$3,238

Denominator:
Denominator for basic (loss) earnings per share: weighted- average common shares outstanding	55,971	55,828	55,965	55,874
Effect of dilutive securities:				-
Stock options	-	61	24	54
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assumed conversion	55,971	55,889	55,989	55,928

(Loss) Earnings per share:
Basic	$(0.96)	$0.57	$(2.18)	$1.08
Continuing	$(0.88)	$0.51	$(2.16)	$1.02
Discontinued	$(0.08)	$0.06	$(0.02)	$0.06
Diluted	$(0.96)	$0.57	$(2.18)	$1.08
Continuing	$(0.88)	$0.51	$(2.16)	$1.02
Discontinued	$(0.08)	$0.06	$(0.02)	$0.06

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,971	55,828	55,965	55,874
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,828	56,716	56,795	56,788
Percent allocated to common shareholders (A) / (B)	98%	98%	99%	98%
(A) Refer to Note 1.

     Options to purchase 1,166,554 and 503,698 shares of the Company’s common stock at prices ranging from $6.20 to $13.16 per share and $8.75 to $13.16 per share were outstanding during the three and nine months ended March 31, 2019, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through September 7, 2028, were still outstanding as of March 31, 2019.

16. Supplemental cash flow information

     The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2019, and 2018:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Cash received from interest	$1,403	$4,561	$4,765	$14,409
Cash paid for interest	$3,373	$2,298	$9,027	$6,716
Cash paid for income taxes	$2,411	$2,276	$12,533	$22,925

     Investing activities

     The transaction referred to in Note 2 under which the Company reduced its shareholding in DNI from 55% to 38% and used the proceeds, of $27.6 million, from the sale to settle its obligation, of $27.6 million, to subscribe for additional shares in DNI was closed using a cashless settlement process. Therefore, the proceeds from sale and the settlement of the obligation to subscribe for additional shares in DNI were not included in net cash (used in) provided by investing activities in the Company’s unaudited condensed consolidated statement of cash flows for the three and nine months ended March 31, 2019.

17. Revenue recognition

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

     Disaggregation of revenue

     The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the three months ended March 31, 2019:

			Rest of
	South		the
	Africa	Korea	world	Total
South African transaction processing
Processing fees	$14,166	$-	$-	$14,166
Other	1,908	-	-	1,908
Sub-total	16,074	-	-	16,074
International transaction processing
Processing fees	-	30,895	2,125	33,020
Other	-	1,161	177	1,338
Sub-total	-	32,056	2,302	34,358
Financial inclusion and applied technologies
Telecom products and services	17,409	-	-	17,409
Account holder fees	2,445	-	-	2,445
Lending revenue	6,075	-	-	6,075
Technology products	5,357	-	-	5,357
Insurance revenue	755	-	-	755
Other	4,011	-	-	4,011
Sub-total	36,052	-	-	36,052
	$52,126	$32,056	$2,302	$86,484

17. Revenue recognition (continued)

     Disaggregation of revenue (continued)

     The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the nine months ended March 31, 2019:

			Rest of
	South		the
	Africa	Korea	world	Total
South African transaction processing
Processing fees	$63,426	$-	$-	$63,426
Welfare benefit distribution fees	3,086	-	-	3,086
Other	4,828	-	-	4,828
Sub-total	71,340	-	-	71,340
International transaction processing
Processing fees	-	99,866	7,323	107,189
Other	-	4,141	539	4,680
Sub-total	-	104,007	7,862	111,869
Financial inclusion and applied technologies
Telecom products and services	54,576	-	-	54,576
Account holder fees	16,190	-	-	16,190
Lending revenue	22,021	-	-	22,021
Technology products	15,396	-	-	15,396
Insurance revenue	4,580	-	-	4,580
Other	13,546	-	-	13,546
Sub-total	126,309	-	-	126,309
	$197,649	$104,007	$7,862	$309,518

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

     Customers that have a bank account managed by the Company are issued cards that can be utilized to withdraw funds at an ATM or to transact at a merchant point of sale device ("POS"). The Company earns processing fees from transactions processed for these customers. The Company’s contracts specify a transaction price for each service provided (for instance, ATM withdrawal, balance enquiry, etc.). Processing revenue fluctuates based on the type and the volume of transactions performed by the customer. Revenue is recognized on the completion of the processed transaction.

          Welfare benefit distribution fees

     The Company provided a welfare benefits distribution service in South Africa to a customer under a contract which expired on September 30, 2018. The Company was required to distribute social welfare grants to identified recipients using an internally developed payment platform at designated distribution points (pay points) which enabled the recipients to access their grants. The contract specified a fixed fee per account for one or more grants received by a recipient. The Company recognized revenue for each grant recipient paid at the fixed fee.

          Telecom products and services

     The Company has entered into contracts with mobile networks in South Africa to distribute subscriber identity modules ("SIM") cards on their behalf. The Company is entitled to receive consideration based on the activation of each SIM as well as from a percentage of the value loaded onto each SIM. The Company recognizes revenue from these services once the criteria specified for activation have been met as well as when it is entitled to its consideration related to the value loaded onto the SIM. Revenue from contracts with mobile networks fluctuates based on the number of SIMs activated as well as on the value loaded onto the SIM.

17. Revenue recognition (continued)

     Nature of goods and services (continued)

          Telecom products and services (continued)

     The Company purchases airtime for resale to customers. The Company recognizes revenue as the airtime is delivered to the customer. Revenue from the resale of airtime to customers fluctuates based on the volume of airtime sold.

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

     Significant judgments and estimates

     The Company was subject to a court process regarding the determination of the price to be charged for welfare benefit distribution services provided from April 1, 2018 to September 30, 2018. In December 2018, the Constitutional Court of South Africa clarified that it was not required to ratify the price and stated that the parties should reach an agreement on the price, failing which they should approach the lower courts in South Africa. The Company has initiated discussions with SASSA, but the parties had not reached an agreement as of March 31, 2019, regarding the pricing for services provided through September 30, 2018. Management determined, under previous revenue guidance, that there was no evidence of an arrangement at a fixed and determinable price other than that noted in the court ordered extension provided in March 2018 and did not record any additional revenue related to the services provided from April 1, 2018 to June 30, 2018, and recorded revenue at the rate specified in the contract. Upon adoption of the new revenue guidance on July 1, 2018, the Company determined that it was unable to estimate the amount of revenue that it is entitled to receive because the court had not yet confirmed the amount at that date. Accordingly, the Company has not recorded any additional revenue during the nine months ended March 31, 2019, related to the price to be charged for welfare benefit distribution services provided through September 30, 2018. The Company recorded revenue at the rate specified in the contract. The Company expects to record any additional revenue once there is agreement between the Company and SASSA on the fee.

     Accounts Receivable, Contract Assets and Contract Liabilities

     The Company recognizes accounts receivable when its right to consideration under its contracts with customers becomes unconditional. The Company has no contract assets or contract liabilities.

18. Operating segments

     The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 22 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended June 30, 2018. As discussed in Note 2, the Company has presented DNI as a discontinued operation.

     The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended March 31, 2019 and 2018, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$17,374	$1,300	$16,074
International transaction processing	34,358	-	34,358
Financial inclusion and applied technologies	36,650	598	36,052
Total for the three months ended March 31, 2019	$88,382	$1,898	$86,484

South African transaction processing	$73,508	$7,429	$66,079
International transaction processing	46,240	-	46,240
Financial inclusion and applied technologies	59,574	9,172	50,402
Total for the three months ended March 31, 2018	$179,322	$16,601	$162,721

     The reconciliation of the reportable segment’s revenue to revenue from external customers for the nine months ended March 31, 2019 and 2018, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$77,093	$5,753	$71,340
International transaction processing	111,869	-	111,869
Financial inclusion and applied technologies	128,611	2,302	126,309
Total for the nine months ended March 31, 2019	$317,573	$8,055	$309,518

South African transaction processing	$204,093	$19,755	$184,338
International transaction processing	136,447	-	136,447
Financial inclusion and applied technologies	168,018	25,108	142,910
Total for the nine months ended March 31, 2018	$508,558	$44,863	$463,695

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

     The reconciliation of the reportable segments measures of profit or loss to income before income taxes for the three and nine months ended March 31, 2019 and 2018, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Reportable segments measure of profit or loss	$(7,818)	$12,795	$(31,678)	$65,579
Operating income: Corporate/Eliminations	(13,865)	(5,231)	(32,184)	(16,702)
Change in fair value of equity securities	(26,263)	37,843	(42,099)	37,843
Loss on disposal of DNI	(5,140)	-	(5,140)	-
Interest income, net of impairment	(959)	5,154	586	14,903
Interest expense	(3,493)	(2,426)	(9,030)	(6,872)
(Loss) Income before income taxes	$(57,538)	$48,135	$(119,545)	$94,751

18. Operating segments (continued)

     The following tables summarize segment information that is prepared in accordance with GAAP for the three and nine months ended March 31, 2019 and 2018, with the impact of the deconsolidation of DNI included in discontinued operations:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues
South African transaction processing	$17,374	$73,508	$77,093	$204,093
International transaction processing	34,358	46,240	111,869	136,447
Financial inclusion and applied technologies	36,650	59,574	128,611	168,018
Continuing	18,808	59,574	72,274	168,018
Discontinued	17,842	-	56,337	-
Total	88,382	179,322	317,573	508,558
Continuing	70,540	179,322	261,236	508,558
Discontinued	17,842	-	56,337	-
Operating income (loss)
South African transaction processing(1)	(12,954)	12,719	(28,297)	38,521
International transaction processing	1,909	(14,892)	628	(14,567)
Financial inclusion and applied technologies(1)	3,227	14,968	(4,009)	41,625
Continuing(1)	(4,911)	14,968	(28,409)	41,625
Discontinued	8,138	-	24,400	-
Subtotal: Operating segments	(7,818)	12,795	(31,678)	65,579
Corporate/Eliminations	(13,865)	(5,231)	(32,184)	(16,702)
Continuing	(6,399)	(5,231)	(19,465)	(16,702)
Discontinued	(7,466)	-	(12,719)	-
Total(1)	(21,683)	7,564	(63,862)	48,877
Continuing(1)	(22,355)	7,564	(75,543)	48,877
Discontinued	672	-	11,681	-
Depreciation and amortization
South African transaction processing	914	1,236	2,776	3,476
International transaction processing	2,367	4,668	7,937	13,681
Financial inclusion and applied technologies	616	398	1,657	1,062
Continuing	349	398	1,044	1,062
Discontinued	267	-	613	-
Subtotal: Operating segments	3,897	6,302	12,370	18,219
Corporate/Eliminations	5,984	3,039	18,158	8,811
Continuing	3,824	3,039	10,745	8,811
Discontinued	2,160	-	7,413	-
Total	9,881	9,341	30,528	27,030
Continuing	7,454	9,341	22,502	27,030
Discontinued	2,427	-	8,026	-
Expenditures for long-lived assets
South African transaction processing	434	1,794	2,767	3,171
International transaction processing	712	1,990	2,353	3,788
Financial inclusion and applied technologies	469	441	2,160	842
Continuing	61	441	1,429	842
Discontinued	408	-	731	-
Subtotal: Operating segments	1,615	4,225	7,280	7,801
Corporate/Eliminations	-	-	-	-
Total	1,615	4,225	7,280	7,801
Continuing	1,207	4,225	6,549	7,801
Discontinued	$408	$-	$731	$-

     (1) South African transaction processing and Financial inclusion and applies technologies include retrenchment costs for the three months ended March 31, 2019 of: $2,972 (nine months: $3,673) and $1,570 (nine months: $1,570), respectively, for total retrenchment costs for the three months of $4,542 (nine months: $5,243). The retrenchment costs are included in selling, general and administration expense on the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2019.

18. Operating segments (continued)

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

     For the three and nine months ended March 31, 2019, the Company’s effective tax rate was adversely impacted by the valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by the Company’s South African businesses, the non-deductible impairment losses, the DNI disposal loss, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on its South African long-term debt facility, which was partially offset by tax expense recorded by the Company’s profitable businesses in South Africa and South Korea. The deferred tax impact of the change in the fair value of the Company’s investment in Cell C also impacted the Company’s effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. The March 31, 2019, carrying value of the Company’s investment in Cell C is less than its initial cost and therefore it has a capital gains benefit for tax purposes, however, the Company does not expect to generate any significant capital gains in the foreseeable future and has provided a valuation allowance of $3.6 million related to this capital gains benefit deferred tax asset.

     The Company’s effective tax rate for the three and nine months ended March 31, 2018, was 40.3% and 42.0%, respectively, and was higher than the South African statutory rate as a result of an impairment loss, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility), the impact of the changes in U.S. federal statutory tax rates described below and for the nine months ended March 31, 2018, a valuation allowance provided related to an allowance for doubtful working capital finance receivables created. The deferred tax impact of the change in the fair value of the Company’s investment in Cell C also impacted the Company’s effective rate for fiscal 2018, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate.

     Recent Tax Legislation

     On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA"), was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company’s business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. During the year ended June 30, 2018, the TCJA required the Company to incur a transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA includes a provision to tax global intangible low taxed income ("GILTI") of foreign subsidiaries which is effective for the Company beginning July 1, 2018.

     The TCJA was effective in the third quarter of fiscal year 2018. As of March 31, 2019, the Company has not completed its accounting for the estimated tax effects of the TCJA. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as the Company continues to complete its analysis of the TCJA, collect and prepare necessary data, and interpret additional guidance issued by standard-setting and regulatory bodies. Adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made.

     The Company has calculated its Transition Tax liability as of June 30, 2018, and recorded a Transition Tax, before the application of any foreign tax credits, of $56.9 million, and has no liability after the application of generated foreign tax credits. In fact, the Company believes that it may generate excess foreign tax credits based on its preliminary calculations.

19. Income tax (continued)

     Recent Tax Legislation (continued)

     The Company re-measured its deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The TCJA subjects a U.S. corporation to tax on its GILTI. Due to the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the TCJA and the application of GAAP. Under GAAP, the Company has the option to make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the "deferred method"). The Company has elected the period cost method and will record U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred. The Company is not yet able to reasonably estimate the effect of this provision of the TCJA on it because whether it expects to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of the Company’s estimated future results of global operations. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements.

     Uncertain tax positions

     There were no significant changes in the Company’s uncertain tax positions during the three and nine months ended March 31, 2019. As of March 31, 2019, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     As of March 31, 2019 and June 30, 2018, the Company had unrecognized tax benefits of $1.0 million and $0.8 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of March 31, 2019, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2014. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

20. Commitments and contingencies

     Guarantees

     The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

     Nedbank has issued guarantees to these third parties amounting to ZAR 96.0 million ($6.6 million, translated at exchange rates applicable as of March 31, 2019) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 96.0 million ($6.6 million, translated at exchange rates applicable as of March 31, 2019). The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

     The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of March 31, 2019. The maximum potential amount that the Company could pay under these guarantees is ZAR 96.0 million ($6.6 million, translated at exchange rates applicable as of March 31, 2019). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 11.

     Contingencies

          Challenge to Payment by SASSA of Additional Implementation Costs

     On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million, including VAT, to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, CPS filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because its believes that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court refused the application seeking leave to appeal.

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

20. Commitments and contingencies (continued)

     The Company is subject to a variety of other insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

21. Related party transactions

     DNI leased a building that was owned by a company in which Mr. A.J. Dunn, DNI’s Chief Executive Officer, has a direct shareholding of 16%. The property was sold in November 2018. During the nine months ended March 31, 2019, DNI paid rental of approximately $1.0 million. On April 2, 2019, the Company’s board of directors determined that Mr. A.J. Dunn no longer performs a policy-making function by virtue of the change in the importance of his position within the Net1 group and is, therefore, no longer an executive officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Annual Report on Form 10-K/A for the year ended June 30, 2018, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

     Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—"Risk Factors" and elsewhere in our Annual Report on Form 10-K/A for the year ended June 30, 2018. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

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

Recent Developments

 Restructuring of South African operations and strategy for financial inclusion initiatives in South Africa

    Following the auto-migration of a substantial portion of our EPE customers, we faced a significant reduction in the number of accounts, transactions, fees, and consumption of financial and value-added services. In addition, customers who had loans or insurance policies and had been migrated, unwittingly defaulted on their regular payments. Our rural-South Africa distribution business has a high-fixed cost structure with physical locations, assets and employees. The decline in revenue coupled with the high-fixed costs resulted in significant operating losses for the company over the past six months. Beginning in late January, we commenced an aggressive restructuring initiative to reduce our physical infrastructure and headcount in order to right size the business given the current level of business activity. We have made meaningful progress in this regard and remain on track to reaching a breakeven EBITDA on a monthly basis by the end of the last quarter of fiscal 2019.

    Restructuring of South African operations – In late January, we commenced with an extensive cost reduction exercise, which included a reduction of over 2,500 employees (being close to 50% of our original staff complement), reducing the availability of our mobile ATM infrastructure, and terminating certain leases. During the third quarter of 2019, we incurred retrenchment costs of $4.5 million related to the reduction of personnel in the field and at the head office level.

    Increasing collaboration with Finbond - We have actively worked with the Finbond teams to identify synergies between our organizations in order to address the market opportunity for the millions of unbanked and under-banked South Africans. Finbond has been certified to become an issuer of UEPS/EMV cards, and in early Q4 2019, we initiated a pilot using our biometrically-enabled UEPS/EMV cards. We expect to commercially launch this initiative on a larger scale during Q1 2020, at which point we believe we can once again start growing our customer base.

    Stabilization of financial services - Our lending and insurance businesses have stabilized in the third quarter of fiscal 2019 due to a more steady base of active EPE accounts. This stability now provides us with the opportunity to re-direct our efforts to growing these business lines, although this will be done cautiously to manage the risk of any potential future auto-migration of customers. We have begun discussions with other financial services providers, including Finbond, to use our EPE base as a distribution channel for their own lending products, but these discussions are still at an early stage.

    Our loan book under Moneyline has increased slightly in the third quarter of fiscal 2019 and, following the write off of the loans that were provided against in Q2 2019, we have seen the level of non-performing loans return broadly to historical levels. Within Smartlife, the number of policies paid up has also stabilized and while the lapses related to the increased non-payment continued in the third quarter of fiscal 2019, the lapse-rate is now also returning to more normal levels.

SASSA contract exit and summary of legal proceedings

     Although we have not been involved operationally with SASSA since September 30, 2018, we have been actively trying to resolve all legal and legacy outstanding items that would allow us to focus on our core business. An update on the key topics follow:

     Settlement of payment of fees due for the last six months of the SASSA contract – Following the March 23, 2018 Constitutional Court order for a six-month extension of our contract with SASSA for payment of grants in cash at pay points only, we were allowed to charge our monthly fee based on the previously contracted rate of ZAR 16.44 (including VAT) per cash pay point recipient. Given that we serviced the highest-cost beneficiaries, the Constitutional Court allowed us to approach the National Treasury in order for them to make a fair determination of the price we should be paid for services rendered. National Treasury recommended a rate of ZAR 51.00 (including VAT) per cash pay point recipient per month to the Constitutional Court. Contrary to SASSA’s stance, the Constitutional Court on December 5, 2018, ruled that they are not required to ratify the Treasury recommended rate, and that CPS and SASSA must agree on the pricing. To date we have not reached an agreement on SASSA for the pricing and have instituted a dispute resolution process. We believe it may be necessary for this matter to go through a legal process for resolution.

     Auto-migration of EPE customers to SAPO – As part of SASSA’s migration to SAPO, a number of EPE customers were auto-migrated by SASSA during August and October 2018, where post office accounts were unilaterally opened for beneficiaries by SASSA, often without the customer’s consent. We initiated a legal process to halt this migration and to try and recover some of our EPE customers who had been migrated despite completing the mandatory documentation for electing to be paid in a private bank account. On January 29, 2019, we received an adverse order in that it was unlikely that those EPE customers, who had provided biometric consent prior to regulations being effected, would be required to be returned to us. Following this order, we followed a multi-faceted approach to try and address the auto-migration issue. First, we were granted leave to appeal the order, which we are pursuing. Second, the court granted an order requiring SASSA to account for the process to auto-migrate approximately 700,000 of the EPE accounts who had submitted Annexure C forms to SAPO. Third, we are considering taking the decision of the minister for administrative review. While the first and third actions are longer processes, we believe SASSA’s response to the second action should provide valuable insights into their Annexure C acceptance and processing policies, and will guide our future efforts to bank the unbanked in South Africa. The risk of our remaining EPE customers being auto-migrated still exists, but there has been no further auto-migration since November 2018. Refer to discussion under "Part II—Item 1—Legal Proceedings— Legal proceedings against SASSA in respect of transfer of grant payments from EPE to SAPO accounts."

     Progress on various corporate activities

     As part of the extensive strategic review of all of our businesses and investments, we have made progress on multiple fronts:

     Disposal of DNI – We have concluded two transactions to reduce our investment in DNI. First, in March 2019, we reduced our holding in DNI from 55% to 38% through the sale of 17% in DNI for ZAR 400 million. We utilized the proceeds from this sale to settle the contingent purchase consideration of R400 million, which related to the achievement of certain performance targets by DNI. Second, in May 2019, we sold an additional 8% of DNI to RMB, and used the proceeds to early-settle the majority of our outstanding long-term borrowings. Third, also in May 2019, we granted DNI a call option to acquire our remaining 30% interest in DNI at a strike price of ZAR 859 million, or $59.3 million in order to monetize our remaining investment in DNI. We expect the call option to be exercised within the next eight months.

     Early repayment of long-term debt – We utilized ZAR 15.0 million of our cash reserves and the proceeds from the sale of an 8% interest in DNI to early-settle our ZAR 230.0 million long-term borrowings in full. reserves. This has strengthened our balance sheet and improved our liquidity profile in South Africa as we reposition the business.

     Progress in Korea – Our advisors assisting with improving the growth and profitability in Korea have completed the first phase of their project, which consisted of the identification of actionable items. In phase two, they will work with management to implement the near-term action items identified in the first phase. We expect the overall exercise to take another 6-12 months before we see meaningful improvements in operating performance. In parallel, our board is reviewing the strategic alternatives for this business.

     Cell C – During the third quarter of fiscal 2019, Cell C signed a binding term sheet with the Buffet consortium which, once concluded, is expected to substantially improve Cell C’s liquidity position and meaningfully reduce its debt servicing costs. Cell C has also appointed a new chief executive officer, whose focus is on executing the Buffet transaction, managing liquidity and lifting the operational performance of the business.

     International activities

     IPG – The restructuring and re-organization of IPG is now complete with Malta having become the centralized operation of our international activities. IPG’s new card issuing and merchant acquiring platforms have been certified. As part of Visa’s merger with Visa Europe, Bank Frick is required to undergo recertification with Visa, which is currently underway and expected to be completed during the calendar 2019.

    Once completed, IPG is expected to begin the deployment of its new products to the European SME market. During the third quarter of fiscal 2019, IPG also secured approval from the Mauritian regulators to become a principal member of China UnionPay for international issuing and acquiring. This approval has been shared with UnionPay and we are awaiting their acceptance of the same. Our beta prototype crypto-asset storage product is now ready, and we believe we will begin commercially rolling out this market-leading product with Bank Frick in early fiscal 2020.

     Bank Frick – Bank Frick continues to develop its capacity and expertise in relation to cryptocurrency and blockchain technology. It has expanded its headcount; however, its calendar 2018 performance was slightly lower than anticipated, which was largely due to investments in expanding headcount and improving systems. Bank Frick continues to work closely with IPG regarding our acquiring, processing and cryptocurrency storage solution initiatives.

     ZappGroup – Our new Africa-focused investment, ZappGroup made significant strides in its second quarter of existence. During Q2 2019, ZappGroup had signed up the largest bank in Ghana and went live with a beta product. During the third quarter of fiscal 2019, ZappGroup progressed live testing and has also signed up two of the three largest mobile operators in Ghana. ZappGroup has also integrated with the largest merchant network, (allowing it to reach many more merchants) and is expecting to achieve commercial launch in the first quarter of fiscal 2020. ZappGroup also commenced activities to sign customer contracts in Nigeria and is working closely with us and OneFi.

     OneFi – Given the success of it digital lending product, Pay-Later, in the third quarter of fiscal 2019, OneFi has rebranded as Carbon, expanding its offering as a full-fledged digital financial services platform that offers bill payments, fund transfers and savings, in addition to loans. OneFi is currently disbursing approximately 50,000 new loans per month.

     India – Our virtual card project with MobiKwik has continued to demonstrate steady growth given the constraints applied by our current issuing bank partner. However, as a result of new regulatory guidelines, MobiKwik has applied for direct membership with Visa and once finalized, is expected to allow MobiKwik to expand issuances to its millions of customers. MobiKwik has performed well in advance of expectations, primarily due to its successful transition to being a digital financial services provider. During the year ended March 31, 2019, MobiKwik has more than doubled its revenue and halved its loss, keeping its momentum to reach breakeven in its current fiscal year. Digital financial services now account for approximately 25% of MobiKwik’s total monthly revenue compared to zero during the previous fiscal  year.

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

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K/A for the year ended June 30, 2018:

  Business combinations and the recoverability of goodwill;
  Intangible assets acquired through acquisitions;
  Valuation of investment in Cell C;
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

     Recent accounting pronouncements not yet adopted as of March 31, 2019

     Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2019, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2019	2018	2019	2018	2018
ZAR : $ average exchange rate	14.0207	11.9614	14.1319	12.9291	12.8557
Highest ZAR : $ rate during period	14.6337	12.4308	15.4335	14.4645	14.4645
Lowest ZAR : $ rate during period	13.3064	11.5526	13.1528	11.5526	11.5526
Rate at end of period	14.4789	11.8255	14.4789	11.8255	13.7255

KRW : $ average exchange rate	1,125	1,072	1,125	1,104	1,098
Highest KRW : $ rate during period	1,137	1,091	1,141	1,156	1,156
Lowest KRW : $ rate during period	1,112	1,059	1,108	1,059	1,056
Rate at end of period	1,137	1,061	1,137	1,061	1,114

ZAR: US $ Exchange Rates

KRW: US $ Exchange Rates

     Translation exchange rates for financial reporting purposes

     We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2019 and 2018, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2019	2018	2019	2018	2018
Income and expense items: $1 = ZAR.	14.1703	11.9479	14.2665	12.8934	12.6951
Income and expense items: $1 = KRW	1,131	1,067	1,124	1,099	1,095
Balance sheet items: $1 = ZAR	14.4789	11.8255	14.4789	11.8255	13.7255
Balance sheet items: $1 = KRW	1,137	1,061	1,137	1,061	1,114

Results of operations

     The discussion of our consolidated results of operations is based on amounts as reflected in our unaudited condensed consolidated financial statements which are prepared in accordance with U.S. GAAP. We analyze our results of operations both in U.S. dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our results and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

     DNI was accounted for using the equity method from August 1, 2017, until June 30, 2018, the date upon which we obtained control of DNI through the acquisition of an additional voting and economic interest. Accordingly, the three and nine months ended March 31, 2019, included DNI for the entire period as a consolidated subsidiary. DNI was included as an equity-accounted investment for the entire third quarter of fiscal 2018 and for eight of the nine months ended March 31, 2018. Except for the loss recognized on disposal of DNI, the deconsolidation of DNI on March 31, 2019, did not have an impact on the analysis presented below for the three and nine months ended March 31, 2019.

     Our operating segment revenue presented in "—Results of operations by operating segment" represents total revenue per operating segment before inter-segment eliminations. Reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 18 to those statements.

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

     Third quarter of fiscal 2019 compared to third quarter of fiscal 2018

     The following factors had a significant influence on our results of operations during the third quarter of fiscal 2019 as compared with the same period in the prior year:

  Decline in revenue: Our revenues declined 37% in ZAR primarily due to the expiration of our SASSA contract, significant decline in EPE account numbers driven by SASSA’s auto-migration of accounts to SAPO, and a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, but partially offset by the inclusion of DNI;
  Increase in operating losses: Lower revenue, coupled with a high-fixed cost infrastructure, resulted in an operating loss. During the third quarter of fiscal 2019, we commenced with a restructuring of our South African operations to bring our cost structure in-line with our current customer base, and expect to reach break-even on a cash basis by the end of the fourth quarter of fiscal 2019. We incurred $4.5 million in retrenchment costs during the third quarter of 2019;
  Non-cash losses, impairments and fair-value adjustments: We incurred a $5.1 million non-cash loss on disposal of DNI, an impairment loss of $5.3 million related to DNI intangibles, a fair value adjustment loss of $26.3 million for Cell C and a $2.6 million impairment of our Cedar Cellular note; and
  Adverse foreign exchange movements: The U.S. dollar appreciated 19% against the ZAR and 6% against the KRW during the third quarter of fiscal 2019, which adversely impacted our reported results.

     Consolidated overall results of operations

     This discussion is based on the amounts prepared in accordance with U.S. GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended March 31,
	2019(A)	2018
		As
		restated(A)(B)	$ %
	$ ’000	$ ’000	change
Revenue	86,484	162,721	(47%	)
Cost of goods sold, IT processing, servicing and support	50,179	77,860	(36%	)
Selling, general and administration	42,802	48,091	(11%	)
Depreciation and amortization	9,881	9,341	6%
Impairment loss	5,305	19,865	(73%	)
Operating (loss) income	(21,683)	7,564	nm
Change in fair value of equity securities	(26,263)	37,843	nm
Loss on disposal of DNI	5,140	-	nm
Interest income, net of impairment loss	(959)	5,154	nm
Interest expense	3,493	2,426	44%
(Loss) income before income tax (benefit) expense	(57,538)	48,135	nm
Income tax (benefit) expense	(2,490)	19,418	nm
Net (loss) income before (loss) earnings from equity-accounted investments	(55,048)	28,717	nm
(Loss) earnings from equity-accounted investments	(464)	3,960	nm
Net (loss) income	(55,512)	32,677	nm
Continuing	(50,784)	29,386	nm
Discontinued	(4,728)	3,291	nm
(Add) Less net (loss) income attributable to non-controlling interest	(728)	302	nm
Continuing	(485)	302	nm
Discontinued	(243)	-	nm
Net (loss) income attributable to us	(54,784)	32,375	nm
Continuing	(50,299)	29,084	nm
Discontinued	(4,485)	3,291	nm

(A) Refer to Note 2 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.
(B) Refer to Notes 1 to the unaudited condensed consolidated financial statements for additional information regarding the restatement.

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended March 31,
	2019(A)	2018
		As
		restated(A)(B)	ZAR %
	ZAR ’000	ZAR ’000	change
Revenue	1,225,669	1,944,174	(37%	)
Cost of goods sold, IT processing, servicing and support	711,146	930,263	(24%	)
Selling, general and administration	606,599	574,586	6%
Depreciation and amortization	140,036	111,606	25%
Impairment loss	75,184	237,345	(68%	)
Operating (loss) income	(307,296)	90,374	nm
Change in fair value of equity securities	(372,204)	452,144	nm
Loss on disposal of DNI	72,845	-	nm
Interest income	(13,591)	61,579	nm
Interest expense	49,503	28,986	71%
(Loss) income before income tax expense	(815,439)	575,111	nm
Income tax expense	(35,289)	232,004	nm
Net (loss) income before (loss) earnings from equity-accounted
investments	(780,150)	343,107	nm
(Loss) earnings from equity-accounted investments	(6,576)	47,314	nm
Net (loss) income	(786,726)	390,421	nm
Continuing	(719,720)	351,100	nm
Discontinued	(67,006)	39,321	nm
(Add) Less net (loss) income attributable to non-controlling interest	(10,317)	3,608	nm
Continuing	(6,873)	3,608	nm
Discontinued	(3,444)	-	nm
Net (loss) income attributable to us	(776,409)	386,813	nm
Continuing	(712,847)	347,492	nm
Discontinued	(63,562)	39,321	nm

(A) Refer to Note 2 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.
(B) Refer to Notes 1 to the unaudited condensed consolidated financial statements for additional information regarding the restatement.

     The decrease in revenue was primarily due to the expiration of our SASSA contract, elimination of fees earned on SASSA-Grindrod accounts and the effect of fewer EPE accounts due to the auto-migration and its knock-on effect on related fees, financial and value-added services, partially offset by the inclusion of DNI.

     The decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transactions costs incurred by us and fewer prepaid airtime sales, which was partially offset by the inclusion of DNI. Our third quarter of fiscal 2019 expenses also included certain committed fixed and variable costs (including security, vehicle-related expenditures, banking fees and other transaction costs) that relate to the maintenance and expansion of our financial inclusion initiatives.

     In ZAR, the increase in selling, general and administration expense was primarily due to the inclusion of DNI, payment of $4.5 million (ZAR 63.8 million) of retrenchment packages and an increase in costs at the international payments group as part of its restructuring and re-establishment initiatives, which was partially offset by the elimination of some operating costs related to our expired SASSA contract. Our third quarter of fiscal 2019 expense also includes certain committed fixed and variable costs (including premises and staff costs) that relate to the maintenance and expansion of our financial inclusion initiatives.

     Depreciation and amortization increased primarily due to the amortization of acquired intangible assets related to the DNI acquisition, partially offset by an increase in the number of tangible assets that became fully depreciated.

     During the third quarter of fiscal 2019, we reviewed certain customer relationships identified as part of our acquisition of DNI for impairment because Cell C recently entered into a roaming arrangement with another South African mobile telecommunications network provider which will extend Cell C’s network coverage and this arrangement impacted the identified customer relationship recognized. As a consequence of the review, we recorded an impairment loss of $5.3 million related to a portion of the customer relationship during the third quarter of fiscal 2019. Refer to Note 9 of our unaudited condensed consolidated financial statements for additional information regarding the impairment loss.

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

     Our operating (loss) income margin for the third quarter of fiscal 2019 and 2018 was (25.1%) and 4.6%, respectively. Operating (loss) income margin excluding the impairment losses incurred during the respective periods would have been (18.9%) and 16.9%, respectively. We discuss the components of operating income margin under "—Results of operations by operating segment."

     The change in fair value of equity securities represents a non-cash fair value adjustment (loss) gain of $(26.3 million) related to Cell C and caused by reduced EBITDA levels in Cell C. Refer to Note 7 of our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for the third quarter of fiscal 2019.

     We recognized a non-cash loss of $5.1 million related to the sale of DNI on March 31, 2019.

     Excluding the impact of the impairment of $2.6 million discussed in Note 8 of our unaudited condensed consolidated financial statements, interest on surplus cash decreased to $1.6 million (ZAR 23.3 million) from $5.2 million (ZAR 61.6 million), due primarily to the lower average daily ZAR cash balances resulting from our significant investments over the last 21 months and the cash used to fund the operating losses of the last quarter in the South African operations.

     Interest expense increased to $3.5 million (ZAR 49.5 million) from $2.4 million (ZAR 29.0 million), due to increased borrowings which we obtained to fund our ATMs, which was partially offset by a reduction in our long-term South African debt.

     Fiscal 2019 tax benefit was $2.5 million (ZAR 35.3 million) compared to a tax expense of $19.4 million (ZAR 232.0 million) in fiscal 2018. Our effective tax rate was adversely impacted by the valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by our South African businesses, the non-deductible impairment losses, the DNI disposal loss, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility, which was partially offset by tax expense recorded by our profitable businesses in South Africa and South Korea. The deferred tax impact of the change in the fair value of our investment in Cell C also impacted the effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. The March 31, 2019, carrying value of our investment in Cell C is less than its initial cost and therefore it has a capital gains benefit for tax purposes, however, we do not expect to generate any significant capital gains in the foreseeable future and have provided a valuation allowance of $3.6 million related to this capital gains benefit deferred tax asset. Our effective tax rate for fiscal 2018, was 40.3% and was higher than the South African statutory rate as a result of the deferred tax impact of the increase in the fair value of our investment in Cell C, the impairment loss, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility).

     DNI was consolidated into our results for the third quarter of fiscal 2019. The consolidation of DNI has adversely impacted the comparability of our (loss) earnings from equity-accounted investments during the third quarter of fiscal 2019 because it was accounted for using the equity method during the third quarter of fiscal 2018. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended March 31,
	2019	2018	$ %
	$ ’000	$ ’000	change
Bank Frick	(90)	653	nm
Share of net income	52	747	(93%	)
Amortization of intangible assets, net of deferred tax	(142)	(94)	51%
DNI	-	3,291	nm
Share of net income	-	3,628	nm
Amortization of intangible assets, net of deferred tax	-	(337)	nm
Other	(374)	16	nm
(Loss) earnings from equity accounted investments	(464)	3,960	Nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In U.S. Dollars (U.S. GAAP)
	Three months ended March 31,
	2019	% of		2018	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	17,374	20%		73,508	45%		(76%	)
International transaction processing	34,358	40%		46,240	28%		(26%	)
Financial inclusion and applied technologies	36,650	42%		59,574	37%		(38%	)
Continuing	18,808	21%		59,574	37%		(68%	)
Discontinued	17,842	21%		-	-		nm
Subtotal: Operating segments	88,382	102%		179,322	110%		(51%	)
Intersegment eliminations	(1,898)	(2%	)	(16,601)	(10%	)	(89%	)
Consolidated revenue	86,484	100%		162,721	100%		(47%	)
Continuing	68,642	79%		162,721	100%		(58%	)
Discontinued	17,842	21%		-	-		nm
Operating (loss) income:
South African transaction processing	(12,954)	60%		12,719	168%		nm
International transaction processing	1,909	(9%	)	(14,892)	(197%	)	nm
Financial inclusion and applied technologies	3,227	(15%	)	14,968	198%		(78%	)
Continuing	(4,911)	23%		14,968	198%		nm
Discontinued	8,138	(38%	)	-	-		nm
Subtotal: Operating segments	(7,818)	36%		12,795	169%		nm
Corporate/Eliminations	(13,865)	64%		(5,231)	(69%	)	165%
Continuing	(6,399)	30%		(5,231)	(69%	)	22%
Discontinued	(7,466)	34%		-	-		nm
Consolidated operating (loss) income	(21,683)	100%		7,564	100%		nm
Continuing	(22,355)	103%		7,564	100%		nm
Discontinued	672	(3%	)	-	-		nm

Table 7	In South African Rand (U.S. GAAP)
	Three months ended March 31,
	2019			2018
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	246,228	20%		878,266	45%		(72%	)
International transaction processing	486,928	40%		552,471	28%		(12%	)
Financial inclusion and applied technologies	519,411	42%		711,784	37%		(27%	)
Continuing	266,551	21%		711,784	37%		(63%	)
Discontinued	252,860	21%		-	-		nm
Subtotal: Operating segments	1,252,567	102%		2,142,521	110%		(42%	)
Intersegment eliminations	(26,898)	(2%	)	(198,347)	(10%	)	(86%	)
Consolidated revenue	1,225,669	100%		1,944,174	100%		(37%	)
Continuing	972,809	79%		1,944,174	100%		(50%	)
Discontinued	252,860	21%		-	-		nm
Operating (loss) income:
South African transaction processing	(183,587)	60%		151,965	168%		nm
International transaction processing	27,055	(9%	)	(177,928)	(197%	)	nm
Financial inclusion and applied technologies	45,734	(15%	)	178,836	198%		(74%	)
Continuing	(69,599)	23%		178,836	198%		nm
Discontinued	115,333	(38%	)	-	-		nm
Subtotal: Operating segments	(110,798)	36%		152,873	169%		nm
Corporate/Eliminations	(196,498)	64%		(62,499)	(69%	)	214%
Continuing	(90,688)	30%		(62,499)	(69%	)	45%
Discontinued	(105,810)	34%		-	-		nm
Consolidated operating (loss) income	(307,296)	100%		90,374	100%		nm
Continuing	(316,819)	103%		90,374	100%		nm
Discontinued	9,523	(3%	)	-	-		nm

     South African transaction processing

     The decrease in segment revenue and operating income was primarily due to the substantial decrease in the number of SASSA grant recipients paid under our SASSA contract as the contract ended at the end of the first quarter of fiscal 2019. Our revenue and operating income was also adversely impacted by the significant reduction in the number of SASSA grant recipients with SASSA-branded Grindrod cards linked to Grindrod bank accounts as well as a lower number of EPE accounts. These decreases in revenue and operating income were partially offset by higher transaction revenue as a result of increased usage of our ATMs. Our South African transaction processing operating segment activities have been adversely impacted by the loss of EPE customers as a result of the events discussed under "Recent Developments—SASSA contract exit and summary of legal proceedings— Auto-migration of EPE customers to SAPO". Operating income for this operating segment for the third quarter of fiscal 2019 included retrenchment costs of $3.0 million (ZAR 41.7 million).

     Our operating (loss) income margin for the third quarter of fiscal 2019 and 2018 was (74.6%) and 17.3%, respectively. Excluding restructuring costs, the operating loss margin for the third quarter of fiscal 2019 was (57.5%).

     International transaction-based activities

     Segment revenue was lower during the third quarter of fiscal 2019, primarily due to a contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China processing activity, and modestly lower KSNET revenue as a result of lower transaction values processed. Operating income during the third quarter of fiscal 2018 was adversely impacted by a $19.9 million impairment loss and positively impacted by an ad hoc refund of indirect taxes of $2.5 million in Korea. Excluding the impact of the impairment loss and the ad hoc tax refund, operating income during the third quarter of fiscal 2019 was lower compared to fiscal 2018 due to the decrease in IPG revenues and resulting from these lower revenues, and partially offset by an improved contribution from KSNET, primarily as a result of a lower depreciation expense.

     IPG continues to work in close collaboration with Bank Frick and our other specialist departments to develop bespoke blockchain-based solutions, including a highly secure but easily accessible crypto-asset storage solution for crypto-asset investors and exchanges and incurred expenses of approximately $0.3 million during the third quarter of fiscal 2019 related to this project.

     Operating income (loss) margin for the third quarter of fiscal 2019 and 2018 was 5.6% and (32.2%), respectively. Excluding the goodwill impairment and ad hoc tax refund, segment operating income and margin for fiscal 2018 were $2.4 million and 5.2%, respectively.

     Financial inclusion and applied technologies

     Segment revenue decreased primarily due to fewer prepaid airtime and value-added services sales, lower lending and insurance revenue, and a decrease in inter-segment revenues, partially offset by the inclusion of DNI. Operating income was significantly lower than third quarter of fiscal 2018, primarily due to lower revenue generation and higher expenses incurred to maintain and expand our financial service infrastructure, partially offset by the contribution from DNI. Operating income for this operating segment for the third quarter of fiscal 2019 included retrenchment costs of $1.6 million (ZAR 22.1 million).

     Operating income margin for the Financial inclusion and applied technologies segment was 8.8% and 25.1% during the third quarter of fiscal 2019 and 2018, respectively. Excluding restructuring costs, the operating income margin for the third quarter of fiscal 2019 was 13.1%.

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

     Our corporate expenses increased primarily due to a $5.3 million impairment loss as well as higher acquired intangible asset amortization, non-employee director expenses, transaction-related expenditures and external service provider fees.

     Year to date fiscal 2019 compared to year to date fiscal 2018

     The following factors had a significant influence on our results of operations during the year to date fiscal 2019 as compared with the same period in the prior year:

  Decline in revenue: Our revenues declined 26% in ZAR primarily due to the expiration of our SASSA contract, significant decline in EPE account numbers driven by SASSA’s auto-migration of accounts to SAPO, and a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, but partially offset by the inclusion of DNI;
  Increase in operating losses: Lower revenue, coupled with a high-fixed cost infrastructure and write-downs due to limited recoverability of dues from customers, resulted in an operating loss. During the first half of fiscal 2019, we commenced with a restructuring of our South African operations to bring our cost structure in-line with our current customer base, and expect to reach break-even on a cash basis by the end of the fourth quarter of fiscal 2019. We incurred $5.2 million in retrenchment costs during the fourth quarter of fiscal 2019;
  Non-cash losses, impairments and fair-value adjustments: We incurred a $5.1 million non-cash loss on disposal of DNI, intangible impairment losses of $13.5 million, a fair value adjustment loss of $42.1 million for Cell C and a $5.4 million impairment of our Cedar Cellular note; and
  Adverse foreign exchange movements: The U.S. dollar appreciated 6% against the ZAR during year to date of fiscal 2019, which adversely impacted our reported results.

     Consolidated overall results of operations

     This discussion is based on the amounts prepared in accordance with U.S. GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 8	(U.S. GAAP)
	Nine months ended March 31,
	2019(A)	2018
		As
		restated(A)(B)	$ %
	$ ’000	$ ’000	change
Revenue	309,518	463,695	(33%	)
Cost of goods sold, IT processing, servicing and support	173,680	226,506	(23%	)
Selling, general and administration	155,676	141,417	10%
Depreciation and amortization	30,528	27,030	13%
Impairment loss	13,496	19,865	(32%	)
Operating (loss) income	(63,862)	48,877	nm
Change in fair value of equity securities	(42,099)	37,843	nm
Loss on disposal of DNI	5,140	-	nm
Interest income, net of impairment	586	14,903	(96%	)
Interest expense	9,030	6,872	31%
(Loss) income before income tax expense	(119,545)	94,751	nm
Income tax expense	1,702	39,757	(96%	)
Net (loss) income before (loss) earnings from equity-accounted investments	(121,247)	54,994	nm
(Loss) earnings from equity-accounted investments	(338)	7,389	nm
Net (loss) income	(121,585)	62,383	nm
Continuing	(124,275)	57,181	nm
Discontinued	2,690	5,202	(48%	)
Less net income attributable to non-controlling interest	2,339	903	159%
Continuing	(1,362)	903	nm
Discontinued	3,701	-	nm
Net (loss) income attributable to us	(123,924)	61,480	nm
Continuing	(122,913)	56,278	nm
Discontinued	(1,011)	5,202	(119%	)

(A)	Refer to Note 2 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.
(B)	Refer to Notes 1 to the unaudited condensed consolidated financial statements for additional information regarding the restatement.

	In South African Rand
Table 9	(U.S. GAAP)
	Nine months ended March 31,
	2019(A)	2018
		As
		restated(A)(B)	ZAR %
	ZAR ’000	ZAR ’000	change
Revenue	4,415,955	5,978,605	(26%	)
Cost of goods sold, IT processing, servicing and support	2,477,927	2,920,432	(15%	)
Selling, general and administration	2,221,060	1,823,346	22%
Depreciation and amortization	435,549	348,509	25%
Impairment loss	192,551	256,127	(25%	)
Operating (loss) income	(911,132)	630,191	nm
Change in fair value of equity securities	(600,635)	487,925	nm
Loss on disposal of DNI	73,333	-	nm
Interest income, net of impairment	8,361	192,150	(96%	)
Interest expense	128,833	88,603	45%
(Loss) income before income tax expense	(1,705,572)	1,221,663	nm
Income tax expense	24,283	512,603	(95%	)
Net (loss) income before (loss) earnings from equity-accounted
investments	(1,729,855)	709,060	nm
(Loss) earnings from equity-accounted investments	(4,822)	95,269	nm
Net (loss) income	(1,734,677)	804,329	nm
Continuing	(1,773,056)	737,258	nm
Discontinued	38,379	67,071	(43%	)
Less net income attributable to non-controlling interest	33,371	11,643	187%
Continuing	(19,432)	11,643	nm
Discontinued	52,803	-	nm
Net (loss) income attributable to us	(1,768,048)	792,686	nm
Continuing	(1,753,624)	725,615	nm
Discontinued	(14,424)	67,071	nm

(A) Refer to Note 2 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.
(B) Refer to Notes 1 to the unaudited condensed consolidated financial statements for additional information regarding the restatement.

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

     The decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transaction costs incurred by us and fewer prepaid airtime sales, which was partially offset by the inclusion of DNI, and expenses to support and expand our EPE and ATM offerings. Our year to date fiscal 2019 expense also included certain committed fixed and variable costs (including security, vehicle-related expenditures, banking fees and other transaction costs) that relate to the maintenance and expansion of our financial inclusion initiatives. SASSA’s initiatives to convert grant recipients to the new SAPO account, often unilaterally and without the recipient’s consent, have resulted in us incurring certain expenses without any associated significant revenue generated from these activities.

     For instance, we have deployed our mobile payment infrastructure into areas in which we believed that EPE accountholders would utilize our infrastructure, however these individuals did not use the infrastructure because they were auto-migrated to new SAPO accounts.

     The increase in selling, general and administration expense was primarily due to an increase in our allowance for doubtful finance loans receivable of approximately $23.4 million, the inclusion of DNI, payment of $5.2 million (ZAR 73.7 million) of retrenchment packages, an increase in costs at the international payments group as part of its restructuring and re-establishment initiatives and higher staff costs. Our year to date fiscal 2019 expenses also include committed fixed and variable costs (including premises and staff costs) that relate to the maintenance and expansion of our financial inclusion initiatives. Our year to date fiscal 2018 includes the impact of an allowance for doubtful Mastertrading working capital finance receivables of $7.8 million.

     Depreciation and amortization increased primarily due to the amortization of acquired intangible assets related to the DNI acquisition, partially offset by an increase in the number of tangible assets that became fully depreciated.

     During the year to date fiscal 2019, we recognized an impairment loss of approximately $13.5 million, which included $7.0 million related to entire amount of IPG goodwill and $5.3 million related to DNI customer relationships. Given the consolidation and restructuring of IPG over the period through December 2018, several business lines were terminated or meaningfully reduced, resulting in lower than expected revenues, profits and cash flows we reviewed and impaired the goodwill. We also reviewed  reviewed certain customer relationships identified as part of our acquisition of DNI for impairment because Cell C recently entered into a roaming arrangement with another South African mobile telecommunications network provider which will extend Cell C’s network coverage and this arrangement impacted the identified customer relationship recognized. As a consequence, we recorded an impairment loss of $5.3 million related to a portion of the customer relationship. Refer to Note 9 of our unaudited condensed consolidated financial statements for additional information regarding the impairment losses.

     During the year to date fiscal 2018, we reviewed for impairment the goodwill identified and recognized pursuant to the Masterpayment and Masterpayment Financial Services acquisitions in April 2016 and November 2017, respectively, due to uncertainty surrounding the timing and amount of future net cash inflows following changes in the business strategy. As a consequence of this review, we recognized an impairment loss of approximately $19.9 million related to the entire carrying value of goodwill acquired.

     Our operating (loss) income margin for year to date fiscal 2019 and 2018 was (20.6%) and 10.5% respectively. We discuss the components of operating income margin under "—Results of operations by operating segment." Our operating margin declined primarily due to an increase in our allowance for doubtful finance loans receivable of approximately $23.4 million, impairment losses and losses incurred running our financial inclusion infrastructure.

     The change in fair value of equity securities represents a non-cash fair value adjustment (loss) gain related of $(42 million) related to Cell C caused by a combination of lower EBITDA levels in Cell C as well as reduced market multiples. Refer to Note 7 for the methodology and inputs used in the fair value calculation.

    We recognized a non-cash loss of $5.1 million related to the sale of DNI on March 31, 2019.

     Excluding the impact of the impairment of $5.4 million discussed in Note 8 of our unaudited condensed consolidated financial statements, interest on surplus cash decreased to $6.0 million (ZAR 85.4 million) from $14.9 million (ZAR 192.2 million), due primarily to the lower average daily ZAR cash balances resulting from our significant investments over the last 21 months as well as cash utilized to fund operating losses in the South African operations.

     Interest expense increased to $9.0 million (ZAR 129.0 million) from $6.9 million (ZAR 88.6 million), due to increased borrowings which we obtained to partially fund our strategic investments and fund our ATMs, which was partially offset by a reduction in our long-term South African debt. Interest expense for the year to date fiscal 2018 included interest on our South Korean debt, which was fully repaid in October 2017.

     Fiscal 2019 tax expense was $1.7 million (ZAR 24.3 million) compared to $39.7 million (ZAR 512.6 million) in fiscal 2018. Our effective tax rate was adversely impacted by the valuation allowances created related to the deferred tax assets recognized in respect of net operating losses incurred by our South African businesses, the non-deductible impairment losses, the DNI disposal loss, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility, which was partially offset by tax expense recorded by our profitable businesses in South Africa and South Korea. The deferred tax impact of the change in the fair value of our investment in Cell C also impacted the effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. The March 31, 2019, carrying value of our investment in Cell C is less than its initial cost and therefore it has a capital gains benefit for tax purposes, however, we do not expect to generate any significant capital gains in the foreseeable future and have provided a valuation allowance of $3.6 million related to this capital gains benefit deferred tax asset. Our effective tax rate for fiscal 2018, was 42.0% and was higher than the South African statutory rate as a result of the deferred tax impact of the increase in the fair value of our investment in Cell C, the impairment loss, a valuation allowance provided related to an allowance for doubtful working capital finance receivables created, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law.

     DNI was not accounted for using the equity method during the third quarter of fiscal 2019 because it is consolidated. The consolidation of DNI has adversely impacted our (loss) earnings from equity-accounted investments during the third quarter of fiscal 2019. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter.

     The table below presents the relative (loss) earnings from our equity accounted investments:

Table 10	Nine months ended March 31,
	2019	2018	$ %
	$ ’000	$ ’000	change
Bank Frick	(1,895)	975	nm
Share of net income	616	1,234	nm
Amortization of intangible assets, net of deferred tax	(427)	(259)	65%
Other	(2,084)	-	nm
DNI	-	5,202	nm
Share of net income	-	6,868	nm
Amortization of intangible assets, net of deferred tax	-	(1,666)	nm
Finbond	1,875	1,101	70%
Other	(318)	111	nm
(Loss) earnings from equity accounted investments	(338)	7,389	nm

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 11	In U.S. Dollars (U.S. GAAP)
	Nine months ended March 31,
	2019	% of		2018	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	77,093	25%		204,093	44%		(62%	)
International transaction processing	111,869	36%		136,447	29%		(18%	)
Financial inclusion and applied technologies	128,611	42%		168,018	36%		(23%	)
Continuing	72,274	24%		168,018	36%		(57%	)
Discontinued	56,337	18%		-	-		nm
Subtotal: Operating segments	317,573	103%		508,558	109%		(38%	)
Intersegment eliminations	(8,055)	(3%	)	(44,863)	(9%	)	(82%	)
Consolidated revenue	309,518	100%		463,695	100%		(33%	)
Continuing	253,181	82%		463,695	100%		(45%	)
Discontinued	56,337	18%		-	-		nm
Operating (loss) income:
South African transaction processing	(28,297)	44%		38,521	79%		nm
International transaction processing	628	(1%	)	(14,567)	(30%	)	nm
Financial inclusion and applied technologies	(4,009)	6%		41,625	85%		nm
Continuing	(28,409)	44%		41,625	85%		nm
Discontinued	24,400	(38%	)		-		nm
Subtotal: Operating segments	(31,678)	49%		65,579	134%		nm
Corporate/Eliminations	(32,184)	51%		(16,702)	(34%	)	93%
Continuing	(19,465)	31%		(16,702)	(34%	)	17%
Discontinued	(12,719)	20%		-	-		nm
Consolidated operating (loss) income	(63,862)	100%		48,877	100%		nm
Continuing	(75,543)	118%		48,877	100%		nm
Discontinued	11,681	(18%	)	-	-		nm

Table 12	In South African Rand (U.S. GAAP)
	Nine months ended March 31,
				2018
	2019	% of		ZAR	% of		%
Operating Segment	ZAR ’000	total		’000	total		change
Revenue:
South African transaction processing	1,099,901	25%		2,631,453	44%		(58%	)
International transaction processing	1,596,057	36%		1,759,266	29%		(9%	)
Financial inclusion and applied technologies	1,834,919	42%		2,166,323	36%		(15%	)
Continuing	1,031,148	24%		2,166,323	36%		(52%	)
Discontinued	803,771	18%		-	-		nm
Subtotal: Operating segments	4,530,877	103%		6,557,042	109%		(31%	)
Intersegment eliminations	(114,922)	(3%	)	(578,437)	(9%	)	(80%	)
Consolidated revenue	4,415,955	100%		5,978,605	100%		(26%	)
Continuing	3,612,184	82%		5,978,605	100%		(40%	)
Discontinued	803,771	18%		-	-		nm
Operating (loss) income:
South African transaction processing	(403,719)	44%		496,667	79%		nm
International transaction processing	8,960	(1%	)	(187,818)	(30%	)	nm
Financial inclusion and applied technologies	(57,197)	6%		536,688	85%		nm
Continuing	(405,317)	44%		536,688	85%		nm
Discontinued	348,120	(38%	)	-	-		nm
Subtotal: Operating segments	(451,956)	49%		845,537	134%		nm
Corporate/Eliminations	(459,176)	51%		(215,346)	(34%	)	113%
Continuing	(277,711)	31%		(215,346)	(34%	)	29%
Discontinued	(181,465)	20%		-	-		nm
Consolidated operating (loss) income	(911,132)	100%		630,191	100%		nm
Continuing	(1,077,787)	118%		630,191	100%		nm
Discontinued	166,655	(18%	)	-	-		nm

     South African transaction processing

     The decrease in segment revenue and operating income was primarily due to the substantial decrease in the number of SASSA grant recipients paid under our SASSA contract as the contract expired at the end of the first quarter of fiscal 2019. Our revenue and operating income was also adversely impacted by the significant reduction in the number of SASSA grant recipients with SASSA-branded Grindrod cards linked to Grindrod bank accounts as well as a lower number of EPE accounts. These decreases in revenue and operating income were partially offset by higher transaction revenue as a result of increased usage of our ATMs. Operating income for this operating segment for the year to date fiscal 2019 included retrenchment costs of $3.7 million (ZAR 51.6 million).

     Our operating (loss) income margin for the year to date fiscal 2019 and 2018 was (36.7%) and 18.9%, respectively. Excluding restructuring costs, the operating loss margin for the year to date fiscal 2019 was (31.9%).

     International transaction-based activities

     Segment revenue was lower during the year to date fiscal 2019, primarily due to a contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China processing activity, and lower KSNET revenue as a result of lower transaction values processed. Operating income during the year to date fiscal 2019 was adversely impacted by a $7.0 million impairment loss. Operating income during the year to date fiscal 2018 was adversely impacted by a $19.9 million impairment loss, a Mastertrading allowance for doubtful working capital finance receivable of $7.8 million, and was positively impacted by an ad hoc refund of indirect taxes of $2.5 million in Korea. Excluding the combined impact of the impairment losses, the allowance for doubtful finance loans receivable and the ad hoc tax refund, operating income during the year to date fiscal 2019 was lower compared to fiscal 2018 due to a decrease in IPG revenues and ongoing losses at Masterpayment during the year to date fiscal 2019, but such decrease was partially offset by an improved contribution from KSNET primarily as a result of lower depreciation expense.

     IPG continues to work in close collaboration with Bank Frick and our other specialist departments to develop bespoke blockchain-based solutions, including a highly secure but easily accessible crypto-asset storage solution for crypto-asset investors and exchanges and incurred expenses of approximately $0.7 million during the year to date fiscal 2019 related to this project.

     Operating (loss) income margin for the year to date fiscal 2019 and 2018 was 0.6% and (10.7%), respectively. Excluding the goodwill impairment, segment operating income and margin for fiscal 2019 were $7.6 million and 6.8%, respectively. Excluding the impairment loss, the Mastertrading allowance for doubtful working capital finance receivables and the adhoc tax refund, segment operating income and margin for fiscal 2018 were $10.6 million and 7.7% respectively.

     Financial inclusion and applied technologies

     Segment revenue decreased primarily due to fewer prepaid airtime and value-added services sales, lower lending and insurance revenues, and a decrease in inter-segment revenues, partially offset by the inclusion of DNI. Operating income was significantly lower than year to date fiscal 2018, primarily due to the allowance for doubtful finance loans receivable of $23.4 million recognized in the second quarter and expenses incurred to maintain and expand our financial service infrastructure, partially offset by the contribution from DNI. Operating income for this operating segment for the year to date fiscal 2019 included retrenchment costs of $1.6 million (ZAR 22.1 million).

     Operating (loss) income margin for the Financial inclusion and applied technologies segment was (3.1%) and 24.8% during the year to date fiscal 2019 and 2018, respectively. Excluding restructuring costs, the operating income margin for the year to date fiscal 2019 was (1.9%).

     Corporate/Eliminations

     Our corporate expenses increased primarily due to a $5.3 million impairment loss as well as higher acquired intangible asset amortization, non-employee director expenses, transaction-related expenditures and external service provider fees.

Liquidity and Capital Resources

     At March 31, 2019, our cash and cash equivalents were $48.8 million and comprised ZAR-denominated balances of ZAR 263.0 million ($18.2 million),  KRW-denominated balances of KRW 17.2 billion ($15.1 million), U.S. dollar-denominated balances of $10.7 million, and other currency deposits, primarily Botswana pula, of $4.7 million, all amounts translated at exchange rates applicable as of March 31, 2019. The decrease in our unrestricted cash balances from June 30, 2018, was primarily due to significantly weaker trading activities, scheduled debt repayments, dividend payments to non-controlling interests and capital expenditures, which was partially offset by the contribution from the inclusion of DNI, and a decrease in our South African lending book.

     We generally invest any surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and any surplus cash held by our non-South African companies in U.S. dollar denominated money market accounts. We have invested surplus cash in Korea in KRW-dominated short-term investment accounts at Korean banking institutions.

     Historically, we have financed most of our operations, research and development, working capital, and capital expenditures, as well as acquisitions and strategic investments, through internally generated cash and our financing facilities. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. Recently, we have been required to utilize our short-term financing facilities to fund our daily cash requirements as we adapt to the expiration of the SASSA contract in September 2018 and the transition of our business model. We The board is actively managing our liquidity in the light of the significant changes underway in our business and we currently believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters.

     Available short-term borrowings

     We also have a short-term South African credit facility with Nedbank of ZAR 450.0 million ($31.1 million), which consists of (i) a primary amount of up to ZAR 450 million, ($31.1 million) and (ii) a secondary amount, which his currently not available as discussed below. The primary amount comprises an overdraft facility of (i) up to ZAR 300 million ($20.7 million), which is further split into (a) a ZAR 250.0 million ($17.3 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.4 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($10.4 million), which include letters of guarantee, letters of credit and forward exchange contracts. The temporary amount of ZAR 250.0 million was made available until February 28, 2019 and while utilized at that date was withdrawn. We are in discussions with Nedbank around the reinsatement of the normal secondary amount of R200 million ($13.8 million). As of March 31, 2019, the interest rate on the overdraft facility was 9.10%. As of March 31, 2019, we had utilized approximately ZAR 20.2 million ($1.4 million) of the ZAR 250 million overdraft facility to fund ATMs  and none of the R50 million general banking facility. As of March 31, 2019, we had utilized approximately ZAR 96.7 million ($6.7 million) of the indirect and derivative facilities to support guarantees issued by Nedbank to various third parties on our behalf.

     We also have a short-term South African credit facility with Rand Merchant Bank, a division of FirstRand Bank Limited, or RMB, of ZAR 1.5 billion ($103.6 million) which may only be used to fund our ATMs in South Africa. As of March 31, 2019, the interest rate on the overdraft facility was 9.25% (South African prime less a margin of 1%). As of March 31, 2019, we had utilized approximately ZAR 1.1 billion ($72.8 million) of this facility.

     We have a short-term U.S. dollar-denominated overdraft facility with Bank Frick of $20.0 million. As of March 31, 2019, we had utilized approximately $8.9 million of this facility. The interest rate on the facility is 4.50% plus 3 month US dollar LIBOR and interest is payable on a quarterly basis. The 3 month US dollar LIBOR rate was 2.59975%% on March 31, 2019. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice.

     We also have a one year KRW 10 billion ($8.8 million) short-term overdraft facility from Hana Bank, a South Korean bank. The interest rate on the facilities is 1.984% plus 3-month CD rate. The CD rate as of March 31, 2019 was 1.87%. The facility expires in January 2020, however can be renewed. The facility is unsecured with no fixed repayment terms. As of March 31, 2019, we had not utilized this facility.

     Available long-term borrowings

     As of March 31, 2019, we also had outstanding long-term debt, net of deferred fees, of ZAR 229.1 million ($15.8 million), translated at exchange rates applicable as of March 31, 2019) under our South African facilities, comprising (i) ZAR 75 million under Facility A, (ii) ZAR 50 million under Facility B and ZAR 105.0 million under Facility D. Interest due on the facility is based on the Johannesburg Interbank Agreed Rate, or JIBAR, in effect from time to time plus a margin of (i) 2.25% for the Facility A loan, (ii) 3.5% for the Facility B loan, and (iii) 2.75% for the Facility D loan. The JIBAR rate has been set at 7.15% for the period to June 29, 2019. The Facility A, B and D loans were settled in full on May 3, 2019. The final principal repayments totaling ZAR 125.0 million related to the outstanding Facility A and Facility B loans were due on June 29, 2019. Principal repayments on the Facility D loan were due in four quarterly installments, of ZAR 26.3 million each, commencing on June 29, 2019. Voluntary prepayments are permitted without early repayment fees or penalties.

     Cash flows from operating activities

          Third quarter

     Net cash used in operating activities during the third quarter of fiscal 2019 was $14.1 million (ZAR 220.3 million) compared to net cash provided by operating activities of $85.2 million (ZAR 1.0 billion) during the third quarter of fiscal 2018. The decrease in cash provided is primarily due to significantly weaker trading activity during fiscal 2019 compared to 2018.

     During the third quarter of fiscal 2019, we paid South African tax of $0.2 million (ZAR 2.9 million) related to our 2019 tax year. We also paid taxes totaling $2.2 million in other tax jurisdictions, primarily South Korea. During the third quarter of fiscal 2018, we paid South African tax of $1.2 million (ZAR 14.5 million) related to our 2018 tax year in South Africa. We also paid taxes totaling $1.2 million in other tax jurisdictions, primarily South Korea.

     Taxes paid during the third quarter of fiscal 2019 and 2018 were as follows:

Table 13		Three months ended March 31,
	2019	2018	2019	2018
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	205	1,228	2,850	14,546
Taxation paid related to prior years	-	2	-	29
Taxation refunds received	(6)	(158)	(68)	(1,919)
Total South African taxes paid	199	1,072	2,782	12,656
Foreign taxes paid	2,212	1,204	30,536	14,234
Total tax paid	2,411	2,276	33,318	26,890

          Year to date

     Net cash used in operating activities during the year to date fiscal 2019 was $2.9 million (ZAR 41.6 million) compared to $97.8 million (ZAR 1.3 billion) provided by operating activities during the year to date fiscal 2018. The decrease in cash provided is primarily due to significantly weaker trading activity during fiscal 2019 compared to 2018.

     During the year to date fiscal 2019, we paid South African tax of $6.5 million (ZAR 92.0 million) related to our 2019 tax year. During the year to date fiscal 2019, we made an additional tax payment of $1.4 million (ZAR 20.5 million) related to our 2018 tax year in South Africa. We also paid taxes totaling $4.8 million in other tax jurisdictions, primarily South Korea. During the year to date fiscal 2018, we paid South African tax of $17.7 million (ZAR 231.2 million) related to our 2018 tax year in South Africa. During the year to date fiscal 2018, we made an additional tax payment of $1.9 million (ZAR 25.3 million) related to our 2017 tax year in South Africa and received a refund of approximately $0.4 million (ZAR 5.2 million) related to taxes overpaid in previous tax years in South Africa. We also paid taxes totaling $3.7 million in other tax jurisdictions, primarily South Korea.

     Taxes paid during the year to date fiscal 2019 and 2018 were as follows:

Table 14		Nine months ended March 31,
	2019	2018	2019	2018
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	6,453	17,739	91,994	231,200
Taxation paid related to prior years	1,399	1,921	20,488	25,256
Taxation refunds received	(102)	(409)	(1,445)	(5,211)
Total South African taxes paid	7,750	19,251	111,037	251,245
Foreign taxes paid	4,783	3,674	67,248	48,510
Total tax paid	12,533	22,925	178,285	299,755

     Cash flows from investing activities

          Third quarter

     Cash used in investing activities for the third quarter of fiscal 2019 includes capital expenditures of $1.6 million (ZAR22.9 million), primarily due to the acquisition of ATMs in South Africa and the expansion of our branch network.

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

          Year to date

     Cash used in investing activities for the year to date fiscal 2019 includes capital expenditures of $7.3 million (ZAR 104.0 million), primarily due to the acquisition of ATMs in South Africa and the expansion of our branch network. We also paid $2.5 million for a 50% interest in V2 Limited, acquired customer bases in DNI for $1.4 million, and made a further equity contribution of $1.1 million to MobiKwik.

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

     Cash flows from financing activities

          Third quarter

     During the third quarter of fiscal 2019, we utilized approximately $278.3 million from our overdraft facilities, primarily to fund our ATMs, and repaid $257.1 million of these facilities, including amounts utilized in December 2018. We also utilized $8.9 million of our Bank Frick overdraft to fund our operations. We also made a scheduled South African debt facility payment of $10.5 million.

     During the third quarter of fiscal 2018, we made a scheduled South African debt facility payment of $17.7 million (ZAR 187.5 million) and also utilized this facility to partially fund our additional investment in DNI. We also utilized $9.8 million of our overdraft facilities and repaid $42.6 million of these facilities.

          Year to date

     During the year to date fiscal 2019, we utilized approximately $584.5 million from our overdraft facilities, primarily to fund our ATMs, and repaid $502.8 million of these facilities. We also utilized approximately $14.6 million of our revolving credit facility to lend funds to Cell C to finance the acquisition and/or requisition of telecommunication towers and other specific uses pre-approved by the lender. We also made scheduled South African debt facility payments of $31.4 million, repaid $4.9 million under our revolving credit facility and paid non-refundable origination fees of approximately $0.4 million related to the credit facilities.

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

Capital Expenditures

     We expect capital spending for the fourth quarter of fiscal 2019 to primarily include the investments into our ATM infrastructure and branch network in South Africa.

     Our capital expenditures for the third quarter of fiscal 2019 and 2018 are discussed under "—Liquidity and Capital Resources—Cash flows from investing activities." All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of March 31, 2019, of $0.1 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of March 31, 2019:

Table 15	Payments due by Period, as of March 31, 2019 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
South African long-term debt obligations (A)	16,548	16,548	-	-	-
Short-term credit facilities	74,181	74,181	-	-	-
Operating lease obligations	9,265	5,333	3,428	504	-
Purchase obligations	2,957	2,957	-	-	-
Capital commitments	77	77	-	-	-
Other long-term obligations (B)(C)	2,273	-	-	-	2,273
Total	105,301	99,096	3,428	504	2,273

(A)	– Includes $15.8 million of long-term debt and interest payable at the rate applicable on March 31, 2019, under our South Africa debt facilities.
(B)	– Includes policyholder liabilities of $2.0 million related to our insurance business. All amounts are translated at exchange rates applicable as of March 31, 2019.
(C)

– We have excluded cross-guarantees in the aggregate amount of $6.6 million issued as of March 31, 2019, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $7.5 million in V2 Limited, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see Note 7 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2019, as a result of changes in the JIBAR rate. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the JIBAR rate as of March 31, 2019, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2019
Table 16				Estimated annual
	Annual			expected interest
	expected			charge after
	interest	Hypothetical		hypothetical change in
	charge	change in		JIBAR
	($ ’000)	JIBAR		($ ’000)
Interest on South Africa long-term debt (JIBAR)	1,573	1%		1,731
		(1%	)	1,414

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and in light of the insufficient time to assess the effectiveness of the procedures we adopted to remediate the material weakness discussed below, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

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

     In order to remediate the material weakness, we appointed a technical resource to review the accounting for non-routine transactions and established an in-house accounting technical committee, which has been assisting in the review of the accounting for all non-routine transactions, including assessing the appropriateness of the accounting treatment adopted. This technical committee has also been assessing the need to consult external experts on the accounting of non-routine transactions. We initiated the aforementioned remediation plan during the nine-month period ended March 31, 2019, but it has not been in place for a sufficient period of time to assess its effectiveness. We believe the foregoing efforts will effectively remediate the material weakness but, as we continue to evaluate and work to improve our internal control over financial reporting, we may modify the remediation plan.

Part II. Other Information

Item 1. Legal Proceedings

     Challenge to Payment by SASSA of Additional Implementation Costs

     In March 2018, the High Court ordered that the June 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million, including VAT, to SASSA, plus interest from June 2014 to the date of payment. In April 2018, we filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because we believe that the High Court erred in its application of the law and/or in fact in its findings. The High Court refused our application. We appealed the High Court’s decision to the Supreme Court of Appeal, which has granted our leave to appeal. We expect the case to be heard during 2019. We cannot predict how the Supreme Court will rule on the matter.

     Constitutional Court order regarding extension of contract with SASSA for six months for cash payments

     As described in more detail under "Recent Developments—SASSA contract exit and summary of legal proceedings— Auto-migration of EPE customers to SAPO," we urgently applied to the Constitutional Court to order SASSA to pay us in respect of amounts owed to us. In December 2018, we received correspondence from the Constitutional Court informing the parties that it believes that "nothing prevents the parties from coming to an agreement on increased payments without court sanction, and if they do not, normal legal processes in other courts must be filed to determine the effects." We have engaged SASSA directly in order to resolve this matter, but we will approach the courts if the matter is not resolved to our satisfaction within a reasonable period of time.

     Legal proceedings against SASSA in respect of transfer of grant payments from EPE to SAPO accounts

     On November 13, 2018, a number of grant beneficiaries and Moneyline Financial Service Proprietary Limited, or Moneyline, one of our subsidiaries, filed an urgent application with the Gauteng Division of the High Court of South Africa seeking among other things, an order (1) declaring that biometric consent for the transfer of grant payments to EPE accounts conforms with the requirements of the Social Assistance Regulations, (2) prohibiting SASSA from stopping the payment of social grants into EPE accounts that were opened with biometric consent prior to January 1, 2018, when SASSA issued a new directive that completion by recipients of a SASSA-prescribed "Annexure C" form would be required in order for those recipients to have their grant payments deposited into their private bank accounts (as opposed to SAPO bank accounts), (3) directing SASSA to process all Annexure C forms within two weeks of submission and (4) directing SASSA to make all grant payments in accordance with duly completed and submitted Annexure C forms.

     On November 28, 2018, the High Court issued an interim order directing SASSA to pay the social grants of those EPE clients who had previously provided biometric consent and elected to receive their social grants into their EPE accounts, pending the issuance of a final judgment. SASSA was also ordered to process any Annexure C forms within two weeks of the submission of such forms.

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

     We applied for leave to appeal the order granted on January 29, 2019 and were granted leave on March 12, 2019. The Supreme Court directed us to file the record by no later than July 10, 2019 and directed the parties to file their respective heads of argument. Once the directive has been complied with, the Supreme Court will allocate a hearing date for the appeal. We cannot predict how the Supreme Court will rule on the matter.

     On February 8, 2019, Moneyline launched an application to interdict SASSA from taking any steps of its own volition to direct payment of the social grants of the grants recipients, who received payment of their grants into their EPE accounts in January, 2019, into any accounts other than their EPE accounts into which SASSA had made payments in January 2019. The application was heard on February 28, 2019 and the High Court handed down an order directing Moneyline to provide SASSA with a list of the 696,246 individuals who opened EPE accounts in 2018 and who were not paid by SASSA into those accounts in January 2019. SASSA was ordered to verify the information provided by Moneyline within 14 days and to file an affidavit, within a further 15 days, with the outcome of the verification process and detailing procedures followed by it, including a description of how SASSA administered the migration of beneficiaries to SAPO. The High Court furthermore ordered that any party is entitled to approach it for appropriate relief thereafter. SASSA filed its affidavit on April 23, 2019. Moneyline is considering the affidavit filed by SASSA and will, after consultation with its legal counsel, decide whether to file any further affidavits or seek further relief from the High Court.

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

     Initiation of legal proceedings against a PG Purchasing customer regarding non-payment of working capital finance loans receivable

     In January 2019, we filed a Petition with the District Court of Dallas County, Texas, naming Permian Crude Transport, LP, f/k/a Permian Crude Transport, LLC, d/b/a Permian Transport & Trading ("PCT"), and Centurion Marketing, LLC d/b/a Jupiter Marketing & Trading, LLC ("Centurion"), (collectively with PCT, "PCT/Centurion") as defendants regarding the recovery of working capital finance loans receivable made to PCT/ Centurion by our wholly owned subsidiary, PG Purchasing. This lawsuit is still in its initial stages, and discovery is ongoing. Trial is currently set for December 2, 2019.

     We cannot predict when this matter will be heard or how the Court will rule on the matter.

Item 1A. Risk Factors

    See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2018, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2018.

    SASSA’s previous migration of EPE customers to the SAPO account has resulted in the loss of a significant portion of our EPE customer base. Unless we are able to maintain our EPE customer base, our South African financial services business will likely become unsustainable and result in the closure of most or all of that business.

    During September and October 2018, SASSA migrated those of our EPE customers who had not submitted to SASSA a signed Annexure C form and failed to process many of the Annexure C forms submitted by our potential customers. As a result, we have experienced a decline in the EPE customer base to under 1.1 million EPE accounts receiving grants during December 2018 and January 2019. These same factors have had an adverse impact on our ability to sign up new customers to the EPE product and, as a result, we have experienced very low levels of gross new EPE accounts. As described under “Item 1.—Legal Proceedings—Legal proceedings against SASSA in respect of transfer of grant payments from EPE to SAPO accounts”, we commenced legal proceedings against SASSA challenging its actions but, in late January 2019, the High Court ruled that SASSA may pay grants into SAPO accounts unless the grant recipient has delivered a signed Annexure C form to SASSA.

    While our EPE customer base has been stable since November 2018, any decision of SASSA to migrate more of our EPE customers to the SAPO account would threaten our entire South African financial services business and materially and adversely affect our business, results of operations, financial condition and cash flows.

    In addition, as described in “Recent Developments—SASSA contract exit and summary of legal proceedings— Auto-migration of EPE customers to SAPO,” we are currently in discussions with SASSA about fees payable to us in excess of the amounts due under the original contract. While we remain in litigation with SASSA, it may make it more difficult for us to reach agreement in regard to such payment.

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

    Even if we continue to maintain our current EPE customer base,, to the extent where such business remains viable, other factors may prevent us from successfully operating and growing our South African financial services business include, but are not limited to:

  reduced adoption and utilization of our EPE accounts and related products and services;

  insufficient utilization of our ATM infrastructure, especially our mobile ATM infrastructure;

  inability to access sufficient funding for our ATM infrastructure;

  competition in the marketplace;

  restrictions imposed by SASSA or government on the manner in which recipients may transact;

  additional and/ or protracted legal proceedings with SASSA or other parties;

  political interference;

  changes in the regulatory environment;

  dependence on existing suppliers to provide the hardware (such as ATMs, cards and POS devices) we require to execute our rollout as anticipated;

  logistical and communications challenges; and

  loss of key technical and operations staff.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form Exhibit	Filing Date
10.102	Share Sale and Subscription Agreement dated February 28, 2019, among JAA Holdings Proprietary Limited and PK Gain Investment Holdings Proprietary Limited and Net1 Applied Technologies South Africa Proprietary Limited and, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2019.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Chief Financial Officer, Treasurer and Secretary