Form 10-K
period 2019-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2019-10-25
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Registrant’s telephone number, including area code: 27-11-343-2000

Securities registered pursuant to section 12(b) of the Act:

Trading
Title of Each Class	Symbol(s)	Name of Each Exchange on Which Registered
Common Stock,		The Nasdaq Stock Market LLC
par value $0.001 per share	UEPS	(NASDAQ Global Select Market)

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

[ ]	Large accelerated filer	[X]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $174,172,483. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of October 18, 2019, 56,568,425 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

            In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2020 fiscal year, which runs from July 1, 2019 to June 30, 2020.

ITEM 1.   BUSINESS

Overview

            We are a leading provider of financial technology, or fintech, products and services to the unbanked and underbanked in a number of emerging and developed economies. In emerging economies these customers are typically individuals, while in developed countries, they are primarily small businesses. We have developed and own most of our payment technologies, and where possible, utilize this technology to provide financial and value-added services to our customers by including them into the formal financial system.

            Our core payment technology is called the Universal Electronic Payment System, or UEPS, and its EMV interoperable derivative, UEPS/EMV, utilizes a form of distributed ledger technology, providing decentralized and biometrically secure smart cards that operate in real-time but both off-line and on-line, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer.

            Our off-line UEPS system also offers the highest level of availability and affordability by removing any components that are costly and prone to outages. Our UEPS/EMV solution enables our traditional proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or automated teller machine, or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our under-banked customers, including social welfare grant recipients. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, healthcare management, money transfers, voting and identification.

            Our transaction processing services include multiple forms of payment processing. We operate leading merchant processors in South Africa through EasyPay and in South Korea through KSNET, a fixed and mobile ATM infrastructure in South Africa, as well as end-to-end issuing, acquiring and processing services across Asia and Europe through our International Payments Group, or IPG. We managed more than 300,000 merchants worldwide and processed more than three billion transactions in Fiscal 2019. With two decades of experience in cryptography and secure transactions, through IPG, we have established a leadership position in partnership with Bank Frick & Co. AG, or Bank Frick, a Liechtenstein-based bank, in Europe focused on cryptocurrency processing and the development of a number of block-chain related products such as our new crypto-asset storage product.

            Our financial inclusion products and services are delivered through our UEPS-based core banking system, providing a low-cost, biometrically secure transactional bank account to our customers, and distributing a number of financial, telecom and other value-added products through this platform in order to garner a greater share of wallet. In South Africa, this system is currently deployed under the brand EasyPay Everywhere, or EPE, and at June 30, 2019, we have approximately 1.1 million active customers on the platform.

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

Market Opportunity

            Services for the under-banked: Dozens of national governments have adopted policies to expand financial inclusion to their citizens. According to the most recent World Bank’s 2017 Global Findex Database, 69% of adults worldwide have access to an account at a financial institution or through a mobile money service. In developing economies, this percentage is 63%. As a result, 1.7 billion adults around the world remain entirely excluded from the financial system. Globally, 20% of the banked population have inactive accounts, i.e. no transactions for twelve months, taking the market opportunity to well over 2 billion adults. This situation arises when banking fees are either too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide financial services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals typically receive wages, welfare benefits, money transfers or loans in the form of cash, and conduct commercial transactions, including the purchase of food and clothing, also in cash.

            Our target under-banked customer base in most emerging economies, and particularly in sub-Saharan Africa, has limited access to formal financial services and therefore relies heavily on the unregulated informal sector for such services. The power of financial technology to expand access to, and use of accounts is particularly relevant in sub-Saharan Africa, where 21% of adults have a mobile money account. Globally, the share of adults who borrow from formal sources, has remained flat between 2014 and 2017 at 23%, which implies that half of the borrowers globally rely on informal lenders resulting in exorbitant borrowing costs, questionable recovery practices and the inevitable downward debt spiral. By leveraging our smart card and mobile technologies, we are able to offer affordable, secure and reliable financial services such as transacting accounts, loans and insurance products to these consumers and alleviate some of the challenges they face in dealing with the informal sector, while also allowing them to build a credit history and gain access to the broader formal financial services industry.

            Over the past two decades we have issued millions of cards across more than ten developing countries, and therefore our track record and scale uniquely position us to continue further geographical penetration of our technology in additional emerging countries.

            Similarly, in developed countries, Small and Micro Enterprises, or SMEs, frequently fall into the underbanked category due to cumbersome and costly efforts to secure banking relationships, payment processing and credit. According to a Deloitte report, titled Digital banking for small and medium-sized enterprises Improving access to finance for the underserved, on Digital Banking for Small Businesses, several factors drive low financial inclusion of SMEs, including 1) limited financial infrastructure such as poor coverage by credit bureaus limit availability and cost of securing credit; 2) inadequate distribution channels limit banks from reaching and servicing SMEs in either the physical or digital space; 3) lack of cash-flow visibility forces banks to adopt stringent collateral-based credit risk models which hinder lending to SMEs without collateral; and 4) regulations and compliance costs adversely impact banks from serving small customers and invariably drive up costs.

            These inefficiencies have created an opportunity for neo-or-challenger banks and fintech companies to improve reach and coverage for SMEs and accelerate access to, and reduce cost of banking and financial services. Our issuing, acquiring and platforms together with our e-money licenses and relationship with Bank Frick, a European bank in which we have a sizeable strategic investment, allows SMEs to open accounts and accept electronic payments almost instantly, letting them focus on running their core business.

            Transaction processing services: The continued global growth of retail credit, debit and prepaid card transactions is reflected in the May 2019 Nilson Report, according to which worldwide annual general purpose card dollar volume increased 19.1% to $33.7 trillion in 2018, while transaction volume increased by 22.4% to 406.3 billion transactions and cards issued increased by 10.4% to 13.2 billion cards during the same period. General purpose cards include the major card network brands such as MasterCard, Visa, UnionPay and American Express. In South Africa, we operate the largest bank-independent transaction processing service through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and prepaid utility purchases that we offer as a complete solution to merchants and retailers. In South Korea, through KSNET, we are one of the largest Value-added network, or VAN, processors, and we provide card processing, banking value-added services and payment gateway functionality to more than 223,000 retailers. IPG operates as an established end-to-end provider of issuing, acquiring, and processing, particularly for small merchants or those with significant cross-border operations. Another key differentiator of IPG is its extensive catalog of licenses and regulated entities, including some within the fast-growing fields of cryptocurrencies and blockchain. IPG is ably supported by Bank Frick.

            Mobile payments: The rapid growth of online commerce and the emergence of mobile devices as the preferred access channel for transacting online has created a global opportunity for the provision of secure payment services to online retailers and service providers. Our MVC technology focuses on card-not-present transactions and enables interoperability between closed or semi-closed networks, and has been deployed in South Africa, India and the United States. Additionally, through ZappGroup Africa, one of our strategic investments, we are able to provide QR technology to emerging countries in Africa, allowing them leapfrog the 50+ year old card technology and go straight to mobile, as many countries like China, India, Nigeria, Ghana and Kenya have done.

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

            Mobile phones are therefore increasingly viewed as a channel through which this underserved population can gain access to formal financial and other services. Our UEPS, MVC and QR code solutions are enabled to run on the SIM cards in or as applications on mobile phones and provide our users with secure payment and banking functionality.

Our Strategy

            Our core purpose is to improve people’s lives by bringing financial inclusion to the world’s under-banked customers and helping small businesses access the financial services they need to prosper. We achieve this through our unique ability to efficiently digitize or tokenize the expensive and difficult to achieve last mile of financial inclusion.

            Our strategy varies by geography and service, and accordingly our approach is based on four pillars which are supplemented by our strategic investments:

            South Africa—we own or control most of the components of the vertical chain in South Africa, from core banking to lending and insurance to payments, processing and value-added services as well as a significant last mile distribution network. Our focus remains squarely on the underbanked population who are low-wage earners or those receiving welfare grants, as well as any customers accessing our payment infrastructure, ATMs and bill payment platforms.

            Our EPE banking product provides our target market with an affordable all-inclusive transactional bank account with access to financially inclusive services such as microloans, life insurance, remittances, value added services such as prepaid utilities and bill payments through their mobile phones and our national network of ATMs and POS devices. At June 30, 2019, we had approximately 1.1 million active EPE customers. Going forward, we will also work more closely with Finbond Group Limited, or Finbond, a South African bank in which we have a significant strategic investment, to issue new and expanded banking and financial services offerings. Additionally, our combined branch, point-of-sale and ATM network with Finbond, would make us the second largest bank in South Africa from a distribution and coverage perspective.

            We are also one of the leading independent transaction processors, and have deployed the most extensive distribution network comprising of mobile and fixed ATM’s and POS devices to the country’s large unbanked and under-banked population, we are the largest third-party processor of retail merchant transactions, bill payments and third-party payroll payments. We believe that our large cardholder base, specialized technology and payment infrastructure, together with our strong business relationships, position us at the epicenter of commerce in the country. Through our national distribution platform and relationships with a number of leading companies across multiple industries, we believe that we can provide many of the services consumed by our cardholders who would normally not have access to these services or would otherwise have to rely on the informal sector. We have a network of mobile ATMs to provide services to our cardholders, and we have established a national fixed ATM and POS network.

            We aim to increase the adoption of our existing services by expanding our cardholder base and our transacting network, and increase our service offerings by developing new products and distribution networks and by forging partnerships with industry participants who share our vision and can accelerate the implementation of our business plan.

            Africa—Depending on the country, only 10% to 30% of the adult populations have access to financial services and thus the deployment of cloud-based bank-in-a-box and mobile-based solutions, together with strong local partners, remains a substantial opportunity for us. Today we are operational in nine African countries through our Virtual Top Up, or VTU, offerings in partnership with MTN, UEPS is deployed as the national payment system in Ghana and extensively used in Namibia and Botswana, a rapidly growing digital consumer finance business in Nigeria through OneFi, and our relatively new QR-based payment initiatives through ZappGroup Africa. We also intend to increase cooperation across our operations in various African countries to build a substantial continent-wide fintech platform that is home to a billion people.

            Our mobile-first approach is predicated on the belief that mobile payments, mobile wallets and the related applications should be a critical component of a payment processor’s future strategy and we have dedicated a significant portion of our research and development and business development resources to ensure that we remain at the forefront of this rapidly evolving technological space.

            Europe and Asia (ex-Korea)—This opportunity is driven by IPG and focuses primarily on the SME market as well as solutions utilizing blockchain and cryptocurrencies. IPG was created by combining a number of regional assets and licenses to form a comprehensive international payments business providing issuing, acquiring and processing, supported by Bank Frick in Europe. IPG has developed new, state-of-the-art issuing and acquiring platforms that have now been certified by Visa and MasterCard.

            In India, we own an interest in MobiKwik, one of the largest digital financial services platforms in India with over 80 million users. MobiKwik helps us gain entry to a large and complex market and we have already deployed our MVC technology, allowing their wallet to become interoperable and offering an effective disbursement tool for their loan products.

            South Korea—KSNET in Korea is one of the largest VANs in the country with 223,000 merchants and over 359,000 POS deployed. It processed in excess of 1.7 billion transactions in fiscal 2019. KSNET is also the only one of the large VANs that provides Card VAN, Banking VAN and payment gateway, or PG, services. Banking VAN and payment gateway markets are faster growing and are an area of focus for KSNET. We are introducing new products such as working capital finance to leverage their high-fixed cost infrastructure.

Our Businesses

            Our company is organized into the following business lines:

            South African Banking and Financial Services

            We have developed a suite of financial services that is offered to customers utilizing our payment solutions. We are able to provide our UEPS/EMV cardholders with competitive transacting accounts, microfinance, life insurance and money transfer products based on our understanding of their risk profiles, demographics and lifestyle requirements. Our financial services offerings are designed on the principles of simplicity and cost-efficiency as they bring financial inclusion to our millions of cardholders who were previously unable to access any formal financial services in a convenient or cost-effective manner. Our banking product, EPE, provides our target market with an affordable all-inclusive transactional bank account with unfettered access to financial services such as microloans, life insurance, remittances, value added services such as prepaid utilities and bill payments through their mobile phones and our national network of ATMs and POS devices.

            Our largest financial services offering is the provision of short-term microloans to our South African UEPS/EMV cardholders, where we provide the loans using our surplus cash reserves and earn revenue from the service fees charged on these loans. We believe our loans are the most affordable form of credit available to our target market as, unlike our competitors, we do not charge interest or credit life insurance premiums on our loans. We also offer our customer base affordable insurance products relevant to this market segment, focusing on group life and funeral insurance policies.

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

                     KSNET

            Our KSNET business unit is based in Seoul, South Korea, and is a national payment solutions provider. KSNET has one of the broadest product offerings in the South Korean payment solutions market, a base of approximately 223,000 merchants and an extensive direct and indirect sales network. The merchant base is predominantly serviced via a network of independent agents. KSNET’s core operations comprise three primary product offerings, namely card VAN, PG, and Banking VAN. KSNET is able to realize significant synergies across these core operations because it is the only payment solutions provider that offers all three of these offerings in South Korea. Approximately 78% of KSNET’s revenue comes from the provision of payment processing services to merchants and card issuers through its card VAN. KSNET has also started providing working capital financing to those merchants where we provide payment processing services.

            This business unit has been allocated to our International transaction processing reporting segment.

                     International Payments Group

            IPG is based out of Hong Kong, China, and is an end-to-end payment service provider. IPG includes our processing business based in Munich, Germany, and holds e-money licenses in the United Kingdom and in Europe, and provides debit and credit card acquiring in Europe, the UK, and Asia including China. Additionally, IPG provides Automated Clearing House, or ACH, processing in the United States, and card acquiring services for cryptocurrency exchanges such as Bitstamp and Bitpanda.

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

            This business unit has been allocated to our financial inclusion and applied technologies reporting segments.

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

Competition

            In addition to competition that our UEPS system faces from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, there are a number of other products that use smart card technology in connection with a funds transfer system. While it is impossible for us to estimate the total number of competitors in the global payments marketplace, we believe that the most competitive product in this marketplace is EMV, a system that is promoted by most of the major card companies such as Visa, MasterCard, JCB and American Express. The competitive advantage of our UEPS offering is that our technology can operate real-time, but in an off-line environment, using biometric identification instead of the standard PIN methodology employed by our competitors. We have enhanced our competitive advantage through the development of our latest version of the UEPS technology that has been certified by EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our unbanked and underbanked cardholders.

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

            In South Africa, and specifically in the payment of salaries and wages and our affordable EPE transactional account and our financial services offering, our competitors include the local traditional and digital banks, insurance companies, micro-lenders and other transaction processors. The South African banks and South African Post Office, or SAPO, also offer low cost bank accounts that enable account holders to receive their salaries, wages or social grants through the formal banking payment networks.

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

            We have identified 13 major card VAN companies in South Korea, of which KSNET is one of the largest. The other two large VAN companies are NICE Information & Telecommunication Inc. and Korea Information & Communications Company, Inc. Entities operating in the VAN industry in South Korea compete on pricing and customer service.

            IPG competitors typically include local or regional issuers, acquirers and processors as well as a few large multinational companies such as Wirecard and WorldPay. A number of new fintech entrants and neo-banks, usually locally or occasionally regionally such as Stripe, Revolut, N26, Klarna, Transferwise, and Digibank are also rapidly establishing their market presence.

            In addition to our traditional competitors, we expect that we will increasingly compete with a number of emerging entities in the mobile payments industry. While the industry is still rapidly evolving, a number of entities are establishing their presence in this space. Specifically identified entities include traditional payment networks such as Visa, MasterCard and American Express; commercial banks such as Barclays and Citigroup; established technology companies such as Apple, Google, Facebook, Samsung and PayPal; local and global fintech companies; as well as companies specifically focused on mobile payments such as Ant Financial, WeChat, M-Pesa and Square.

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

Financial Information about Geographical Areas and Operating Segments

            Note 21 to our audited consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2019, 2018 and 2017. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue			Long-lived assets
	2019	2018	2017	2019	2018(R)	2017(R)
	$’000	$’000	$’000	$’000	$’000	$'000

South Africa	212,722	433,421	434,124	143,924	496,442	72,443
South Korea	138,426	153,314	153,403	149,390	177,388	192,473
Rest of world	9,842	26,154	22,539	83,972	116,643	77,723
Total	360,990	612,889	610,066	377,286	790,473	342,639

            (R) Long-lived assets as of June 30, 2018 and 2017, restated to correct the misstatement discussed in Note 1 to the audited consolidated financial statements. Long-lived assets as of June 30, 2018 and 2017, decreased by $2.0 million and 1.9 million, respectively, following the restatement.

Employees

            Our number of employees allocated on a segmental basis as of the years ended June 30, are presented in the table below:

	Number of employees
	2019	2018(1)	2017

Management	186	272	236
South African transaction processing	869	1,902	2,487
International transaction processing	330	330	354
Financial inclusion and applied technologies(2)	1,761	5,875	2,281
Total	3,146	8,379	5,358

            (1) Fiscal 2018 number of employees includes 2,651 DNI employees, of which 51 are included in management and 2,600 are included in Financial inclusion and applied technologies. We sold our controlling interest in DNI during fiscal 2019.
            (2) Financial inclusion and applied technologies includes employees allocated to corporate/ eliminations activities.

            On a functional basis, five of our employees were part of executive management, 148 were employed in sales and marketing, 181 were employed in finance and administration, 271 were employed in information technology and 2,541 were employed in operations. Our staffing levels have reduced significantly from fiscal 2018 following the expiration of our SASSA contract in September 2018 and the deconsolidation of DNI in March 2019.

            As of June 30, 2019, approximately 195 of the 257 employees we have in South Korea who perform international transaction-based activities were members of a union in Korea. We believe that we have a good relationship with our employees and these unions.

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

Executive Officers of the Registrant

            The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Herman G. Kotzé	49	Chief Executive Officer and Director
Alex M.R. Smith	50	Chief Financial Officer, Treasurer, Secretary, and Director
Philip S. Meyer	62	Managing Director: International Payments Group
Phil-Hyun Oh	60	Chief Executive Officer and President, KSNET, Inc.
Nanda Pillay	48	Managing Director: Southern Africa

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

            Nanda Pillay joined us in May 2000 and is responsible for our Southern African operations, including Financial Services, EasyPay, and SmartSwitch Botswana.

ITEM 1A. RISK FACTORS

            OUR OPERATIONS AND FINANCIAL RESULTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW, THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOCK

Risks Relating to Our Business

            Management has identified certain conditions or events, which, considered in the aggregate, could raise  substantial doubt about our ability to continue as a going concern and our auditors have drawn attention to this uncertainty in their report on our consolidated financial statements. Management has developed a plan to mitigate our going concern risk. If we are unable to execute our plan, it is possible that we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us.

            Our audited consolidated financial statements were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph regarding a going concern uncertainty in its report on our consolidated financial statements as of, and for the year ended, June 30, 2019, indicating that, as discussed in Note 1 to such audited consolidated financial statements, we are experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. Continued operations and our ability to continue as a going concern are dependent on our ability to execute our plan described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Consideration of Going Concern,” and there are no assurances that we will be able to execute such plan. Uncertainty concerning our ability to continue as a going concern may also hinder our ability to obtain future financing.

            Our audited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to execute our plan, it is possible that we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us. See also “—Our ability to return to profitability and positive cash flow is substantially dependent on our ability to execute our strategic plan in South Africa” and “—Ongoing losses and cash demands may place the group under liquidity pressure, particularly if various asset realizations are not concluded.

            SASSA’s migration of EPE customers to the SAPO account during the first half of fiscal 2019 resulted in the loss of a significant portion of our EPE customer base. Unless we are able to maintain our EPE customer base, our South African financial services business will likely become unsustainable and result in the closure of most or all of that business.

            During September and October 2018, SASSA migrated those of our EPE customers who had not submitted to SASSA a signed Annexure C form and failed to process many of the Annexure C forms submitted by our potential customers. As a result, we experienced a decline in the EPE customer base to under 1.1 million EPE accounts receiving grants during December 2018 and January 2019. These same factors have had an adverse impact on our ability to sign up new customers to the EPE product and, as a result, we have experienced very low levels of gross new EPE accounts. As described under “Item 3.—Legal Proceedings—Legal proceedings against SASSA in respect of transfer of grant payments from EPE to SAPO accounts”, we commenced legal proceedings against SASSA challenging its actions but, in late January 2019, the High Court ruled that SASSA may pay grants into SAPO accounts unless the grant recipient has delivered a signed Annexure C form to SASSA.

            While our EPE customer base has been relatively stable since November 2018, any decision by SASSA to migrate more of our EPE customers to SAPO accounts would threaten our entire South African financial services business and materially and adversely affect our business, results of operations, financial condition and cash flows.

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

            As discussed in the risk factor immediately above, SASSA’s unilateral decision to move EPE customers to the SASSA account and the subsequent judgment that has limited our ability to oppose SASSA’s actions, will likely make it more difficult for us to attract and retain as many EPE customers as we had previously planned.

            Even if we continue to maintain our current EPE customer base, to the extent where such business remains viable, other factors may prevent us from successfully operating and growing our South African financial services business include, but are not limited to:

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

            Our ability to return to profitability and positive cash flow is substantially dependent on our ability to execute our strategic plan in South Africa.

            No assurance can be provided that, if we fail to effectively execute our strategic plan in South Africa, we will be able to return to profitability and, even if we do return to profitability, extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be materially and adversely affected and our share price may decline.

            Ongoing losses and cash demands may place the group under liquidity pressure, particularly if various asset realizations are not concluded.

            During the last twelve months, we have seen a significant decline in our cash balances due to significant operating losses, which were attributed primarily to the significant losses we incurred during the six-month extension of the SASSA contract and the exceptional bad debt write-offs caused by the migration of EPE customers to SAPO accounts by SASSA. While we have taken significant actions in the last six months to reduce the debt on our balance sheet, should our operating performance not improve, or if various adverse events occur, then our liquidity may come under significant pressure. This would have a material adverse effect on our business, cash flows, results of operations and financial condition.

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

            We have been ordered by the Supreme Court to repay to SASSA certain reimbursed implementation costs. We are analyzing the ruling in order to determine our next course of action, but if we are ultimately required to repay substantial monies to SASSA, such repayment would adversely affect our results of operations, financial position and cash flows.

            In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court seeking an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve a payment to us of ZAR 317.0 million (approximately ZAR 277 million, excluding VAT) and directed us to repay the aforesaid amount, plus interest. Corruption Watch claimed that there was no lawful basis to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We were named as a respondent in this legal proceeding.

            On February 22, 2018, the matter was heard by the Gauteng Division, Pretoria of the High Court of South Africa. On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, we filed an application seeking leave to appeal the whole order and judgment of the High Court because we believed that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court rejected the application seeking leave to appeal. CPS filed an application seeking leave to appeal the whole order and judgment of the High Court with the Supreme Court of Appeal. In September 2018, CPS received notification from the Supreme Court that its petition seeking leave to appeal had been granted. The matter was heard on September 10, 2019.

            On September 30, 2019 the Supreme Court dismissed our appeal and ordered us to pay Corruption Watch’s costs. We are analyzing the ruling in order to determine our next course of action. We have recorded a liability of $34.0 million (ZAR 479.4 million, translated at exchange rates applicable as of June 30, 2019, comprising the refund of ZAR 317.0 million, accrued interest of ZAR 161.0 million and estimated costs of ZAR 1.4 million) in our audited consolidated balance sheet as of June 30, 2019 in the caption other payables.

            In addition, in an April 2014 ruling, the Constitutional Court ordered SASSA to re-run the tender process and required us to file with the Court, after completion of our SASSA contract in March 2017, an audited statement of our expenses, income and net profit under the contract. The March 2018 Constitutional Court order contains a similar requirement that we file an audited statement of our expenses, income and net profit within 30 days of the completion of the contract. We have filed the required independently audited information with the Constitutional Court as ordered and the auditors expressed an unqualified opinion with an emphasis of matter regarding the basis of preparation and restriction as to use. The Constitutional Court also ordered SASSA to audit the audited information filed with the Constitutional Court and SASSA appointed an independent firm to audit our submission. The independent audit is currently underway and we understand that the independent firm is due to file its report by October 31, 2019. Parties to the March 2018 court proceedings also requested the Constitutional Court to consider further orders, including the repayment of any profits derived by CPS under its SASSA contract. The Constitutional Court did not provide for this in its March 2018 order; however, one or more third parties may in the future institute litigation challenging our right to retain a portion of the amounts we will have received from SASSA under our contract. We cannot predict whether any such litigation will be instituted, or if it is, whether it would be successful.

            Any successful challenge to our right to receive and retain payments from SASSA that requires substantial repayments would adversely affect our results of operations, financial position and cash flows.

            The pricing recommended by National Treasury to the Constitutional Court for our services provided at pay points for the period from April 1, 2018 through September 30, 2018, has not yet been paid and we have commenced legal action for payment against SASSA. If we are not paid, or if the amount ultimately paid to us is not commercially reasonable, our results of operations, financial position and cash flows would be adversely affected.

            Under the Constitutional Court order of March 23, 2018, related to the extension of the SASSA contract to September 30, 2018 in respect of the recipients paid at cash pay points, we were granted permission to approach National Treasury to request revised pricing of the contract. National Treasury provided a recommendation to the Constitutional Court in compliance with their order at a price per recipient of R51.00 (VAT inclusive) per month. Although we offered to accept this amount in respect of the three months ended June 30, 2018 when the number of recipients paid approximated two million per month, we asked the Constitutional Court to reconsider the last three months of the contract. In line with SASSA’s public statements, there was a material reduction in the number of recipients paid at the pay points during July, August and September 2018.

            In December 2018, we received correspondence from the Constitutional Court informing the parties that it believes that “nothing prevents the parties from coming to an agreement on increased payments without court sanction, and if they do not, normal legal processes in other courts must be filed to determine the effects.” We engaged SASSA directly in order to resolve this matter however we were not able to reach an amicable agreement and have commenced legal action as described under “Item 3.—Legal Proceedings—Dispute with SASSA regarding payment of fees for the last six months of the contract”. If we do not receive payment from SASSA, our results of operations, financial position and cash flows would be adversely affected.

            We may undertake acquisitions or make strategic investments that could increase our costs or liabilities or be disruptive to our business.

            Acquisitions and strategic investments are an integral part of our long-term growth strategy as we seek to grow our business internationally and to deploy our technologies in new markets both inside and outside South Africa. However, we may not be able to locate suitable acquisition or investment candidates at prices that we consider appropriate. If we do identify an appropriate acquisition or investment candidate, we may not be able to successfully negotiate the terms of the transaction, finance it or, if the transaction occurs, integrate the new business into our existing business. These transactions may require debt financing or additional equity financing, resulting in additional leverage or dilution of ownership. For instance, in July 2017, we invested in Cell C Proprietary Limited, or Cell C, utilizing a combination of existing cash reserves and external debt from South African banks.

            Acquisitions of businesses or other material operations and the integration of these acquisitions or their businesses will require significant attention from our senior management which may divert their attention from our day to day business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to retain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates.

            In addition, we may need to record write-downs from future impairments of goodwill or other intangible assets, which could reduce our future reported earnings. For instance, in December 2018, we recorded an impairment loss of $7.0 million related to goodwill identified in the T24 acquisition and in March 2019, we recorded an impairment loss of $5.3 million related to the certain intangible assets identified in the DNI acquisition.

            In March 2018, we recorded an impairment loss of $19.9 million related to the goodwill identified in the Masterpayment and Masterpayment Financial Services acquisitions. Finally, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

            We have not achieved the expected benefits from our Cell C and DNI investments and may incur further losses related to these investments.

            We invested more than $240 million, in aggregate, to acquire a 15% interest in Cell C and a 55% controlling interest in DNI. At the time of each investment, we believed that there were potential synergies that we could derive from each of these transactions, including the integration of certain of our service offerings with those of Cell C and DNI. However, we have not yet realized some of the synergies that we had anticipated to achieve by now, and it is possible that we may not realize such synergies at all.

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

            In addition, Cell C and DNI may not be able to successfully execute their respective business plans, which may adversely affect, or impair, the carrying value of our investments in them. As an example, during the year ended June 30, 2019, we recorded a loss related to the change in fair value for Cell C of $167.5 million which adversely impacted our results of operations and financial position. Our investments in Cell C and Cedar Cellular Investment 1 (RF) (Pty) Ltd, or Cedar Cellular, 8.625% notes were carried at $0 as of June 30, 2019, refer to Notes 7 and 9 to our audited consolidated financial statements for additional information regarding these investments. We also incurred a loss of $5.8 million during the year ended June 30, 2019, related to the reduction in our investment in DNI from 55% to 30%.

            We have granted a call option to DNI to acquire our remaining 30% interest in DNI in order to improve our liquidity. If we are unable to dispose of our entire, or a partial interest in DNI, in the short-term our financial position and cash flows may be adversely affected.

            We have determined to sell all or a portion of our remaining investment in DNI in order to generate additional liquidity to fund certain of our other businesses. On May 3, 2019, our wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited, or Net1 SA, entered into an agreement pursuant to which it granted a call option to DNI to acquire Net1 SA’s remaining 30% interest in DNI. The option expires on December 31, 2019, but may be exercised at any time prior to expiration. The option strike price is calculated as ZAR 2.827 billion ($200.8 million, translated at exchange rates applicable as of June 30, 2019) less any special distribution made by DNI multiplied by Net1 SA’s retained interest (i.e. assuming no special distribution, the strike price for the 30% retained interest is ZAR 859.3 million, or $61.0 million, translated at exchange rates applicable as of June 30, 2019). The call option may be split into smaller denominations, but Net1 SA cannot be left with less than 20% unless the whole remaining interest is disposed of. DNI may nominate another party to exercise the call option in the place of DNI, provided that the nominated party acquires call options representing at least 1.0% of DNI’s voting and participation interests.

            If we are unable to dispose of our entire, or a partial interest in DNI, in the short-term our financial position and cash flows may be adversely affected.

            DNI generates most of its revenue by providing services to or on behalf of Cell C, principally through the sale of mobile phone starter packs. Our results of operations, financial condition and cash flow would suffer materially if DNI were to lose its contractual relationships with Cell C.

            DNI’s business comprises of a number of separate entities that are primarily involved in the distribution of mobile phone starter packs, mainly on behalf of Cell C. DNI also provides funding for the expansion of Cell C’s mobile telecommunications infrastructure.

            If Cell C were to terminate any of these contractual relationships that have multi-year notice periods, it would have a material adverse effect on our results of operations, financial condition and cash flow as a consequence of the impact on DNI. In particular our remaining 30% interest in DNI is likely to be worth less in the event that these contractual relationships are terminated.

            We have indebtedness that requires us to comply with restrictive and financial covenants. If we are unable to comply with these covenants, we could default on this debt, which would have a material adverse effect on our business and financial condition.

            We have credit facilities from Rand Merchant Bank, a division of FirstRand Bank Limited, or RMB, and Nedbank Limited, South African banks. The facilities are secured by intercompany cross-guarantees, a guarantee from Net1 and a pledge by Net1 SA of its entire equity interests in Cell C, DNI and FIHRST. The terms of the lending arrangement contain covenants that require Net1 SA to maintain certain asset cover ratios and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities without the approval of the lenders.

            In addition, DNI has a three year revolving credit facility of ZAR 200 million ($14.2 million, translated at exchange rates applicable as of June 30, 2019) from RMB to expand its operations. We are a reversionary guarantor of this credit facility as a result of our shareholding in DNI. The revolving credit facility is secured by intercompany cross-guarantees within the DNI group and a pledge by DNI of its entire equity interests in its subsidiaries. The terms of the lending arrangement contain customary covenants that require DNI to remain in accordance with specified net senior debt to EBITDA and EBITDA to net senior interest ratios and restrict the ability of DNI, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities without the approval of the lenders.

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

            We may be unable to secure the necessary facilities that will enable us to maintain the cash requirements for our ATM network

            The expansion of our fixed and mobile ATM network, along with an increase in our consumer banking client base, necessitates access to large amounts of cash to stock the ATMs and maintain uninterrupted service levels. We currently utilize debt facilities that expire in September 2020 to fund these ATMs. Any adverse change to the terms of these credit facilities, a significant reduction in the amounts available under these credit facilities, or our failure to increase our facilities if required, will have an adverse impact on our ability to continue uninterrupted operation of our ATM network and our revenues from this business. We will also suffer reputational damage if our service levels are negatively impacted due to the unavailability of cash.

            We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit our growth.

            Certain South African banks have also developed their own low-cost banking products targeted at the unbanked and under-banked market segment. According to the 2018 FinScope SA 2018 Fact Sheet, a survey conducted by the FinMark Trust, a nonprofit independent trust, 80% of South Africans are banked. As the competition to bank the unbanked in South Africa intensifies, we may not be successful in marketing our low-cost products to our target population. Moreover, as our product offerings increase, gain market acceptance and pose a competitive threat in South Africa, especially our UEPS/EMV product with biometric verification and our financial services offerings, the banks and SAPO may seek governmental or other regulatory intervention if they view us as disrupting their transactional or other businesses.

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

            Furthermore, as a result of SASSA’s migration of customers to SAPO during the first half of fiscal 2019, we saw a significant increase in the number of our customers no longer receiving their grant income into their EPE bank account. This resulted in a very significant increase in unrecoverable amounts and a significant bad debt expense.

            As EPE accounts have remained largely stable since November 2018, we have seen our recoverability risk return to levels consistent with our previous experience. Nevertheless, these events have increased our recoverability risk and the risk that our allowance is insufficient.

            Our working capital financing and supply chain solutions receivables expose us to credit risk and our allowance for doubtful working capital finance loans receivable may not be sufficient to absorb future write-offs.

            We have created an allowance for doubtful working capital finance receivables related to our Korean lending activities and previously to our Mastertrading business. We have considered factors including the period of the working capital receivable outstanding, creditworthiness of the customers and the past payment history of the borrower when creating the allowance. A significant amount of judgment is required to assess the ultimate recoverability of these and other working capital finance receivables because these are new offerings and we continue to refine and improve our processes, including the maximum amount of exposure per customer that we are willing to accept and the on-going evaluation of the creditworthiness of each customer.

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

            Our primary competitors in the payment processing market include other independent processors, as well as financial institutions, independent sales organizations, new digital and fintech entrants and, potentially card networks. Many of our competitors are companies who are larger than we are and have greater financial and operational resources than we have. These factors may allow them to offer better pricing terms or incentives to customers, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have a significant effect on our revenues and earnings.

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

            A prolonged economic downturn or recession could materially impact our results from operations. Also, economic confidence in South Africa, our main operating environment, is currently low and as a result the risk of an economic downturn is inflated. A recessionary economic environment could have a negative impact on mobile phone operators, our cardholders and retailers and could reduce the level of transactions we process, the sales of mobile phone starter packs, the take-up of the financial services we offer and the ability of our customers to repay our microloans or to pay their insurance premiums, which would, in turn, negatively impact our financial results. If financial institutions and retailers experience decreased demand for their products and services our hardware, software and related technology sales will reduce, resulting in lower revenue.

            The loss of the services of certain of our executive officers would adversely affect our business.

            Our future financial and operational performance depends, in large part, on the continued contributions of our senior management, in particular, Mr. Herman Kotzé, our Chief Executive Officer, and Mr. Alex Smith, our Chief Financial Officer. Many of our key responsibilities in South Africa are currently performed by Messrs. Kotzé and Smith, as well as by Mr. Nanda Pillay, our Managing Director: Southern Africa. The loss of the services of any of these executives would disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance.

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

            Our future success depends on our ability to continue to develop new products and to market these products to our targeted users. In order to succeed in our product development and marketing efforts, we need to identify, attract, motivate and retain sufficient numbers of qualified technical and sales personnel. An inability to hire and retain such technical personnel would adversely affect our ability to enhance our existing intellectual property, to introduce new generations of technology and to keep abreast of current developments in technology. Demand for personnel with the range of capabilities and experience we require is high and there is no assurance that we will be successful in attracting and retaining these employees. The risk exists that our technical skills and sales base may be depleted over time because of natural attrition. Furthermore, social and economic factors in South Africa have led, and continue to lead, to numerous qualified individuals leaving the country, thus depleting the availability of qualified personnel in South Africa. In addition, our multi-country strategy will also require us to hire and retain highly qualified managerial personnel in each of these markets. If we cannot recruit and retain people with the appropriate capabilities and experience and effectively integrate these people into our business, it could negatively affect our product development and marketing activities.

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

            In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the one we have co-established in Namibia and Mauritius (in V2 Limited) and our non-controlling investments in Nigeria, Liechtenstein and India. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a non-controlling interest. Non-controlling ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies.

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

            We pre-fund the settlement of funds to certain merchants and customers in South African and South Korea. These pre-funding obligations expose us to the risk of default by these merchants and customers. Although we have not experienced any material defaults by merchants or customers in the return of pre-funded amounts to us, we cannot guarantee that material defaults will not occur in the future. A material level of merchant or customer defaults could have a material adverse effect on us, our financial position and results of operations.

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

            The legislative framework for the promotion of broad-based black economic empowerment, or BEE, in South Africa has been established through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, as amended from time to time, and the Amended BEE Codes of Good Practice, 2013, or BEE Codes, and any sector-specific codes of good practice, or Sector Codes, published pursuant thereto. Sector Codes are fully binding between and among businesses operating in a sector for which a Sector Code has been published. Achievement of BEE objectives is measured by a scorecard which establishes a weighting for the various elements. Save for certain instances where entities are only required to obtain an affidavit (for example, exempted micro enterprises and a qualifying small enterprise that is 51% Black Owned or 100% Black Owned (as defined in the BEE Codes and/or Sector Codes)), scorecards are independently reviewed by accredited BEE verification agencies which issue a certificate that presents an entity’s BEE Contributor Status Level.

            Certain of our South African businesses are subject to either the Information, Communications and Technology Sector Code, or ICT Sector Code, or the Financial Services Sector Code. The ICT Sector Code has been amended and aligned with the new BEE Codes, and was promulgated on November 7, 2016. Likewise, the Financial Services Sector Code has been amended and aligned with the new BEE Codes, and was promulgated on December 1, 2017.

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

            We expect that our BEE Contributor Status Level will be important for us in order to remain competitive in the South African marketplace and we continually seek ways to improve our BEE Contributor Status Level, especially the ownership (so-called “equity element”) element thereof. We have entered into various BEE transactions in the past in an effort to improve our score, including transactions in which we issued equity to BEE partners.

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

            South Africa’s high levels of poverty, unemployment and crime may increase our costs and impair our ability to maintain a qualified workforce

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

            Our businesses in South Africa are dependent on electricity generated and supplied by the state-owned utility, Eskom, in order to operate. In recent years, Eskom has been unable to generate and supply the amount of electricity required by South Africans, and the entire country experienced significant and often unpredictable electricity supply disruptions. Eskom has implemented a number of short- and long-term mitigation plans to correct these issues and the number of supply disruptions has decreased since calendar 2016, but there was a brief reoccurrence in early calendar 2019. Eskom requires significant funding from the South African government in order to continue to operate.

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

            Our results of operations, financial position, cash flows and future growth could be adversely affected if Eskom is unable raise sufficient funding to operate and/ or to commission new electricity-generating power stations in accordance with its plans, or at all, or if we are unable to effectively and efficiently test, maintain, source fuel for and replace our generators.

            The economy of South Africa is exposed to high inflation, interest rates and rates of corporate tax, which could increase our operating costs and thereby reduce our profitability. Furthermore, the South African government requires additional income to fund future government expenditures and may be required, among other things, to increase existing income taxes rates, including the corporate income tax rate, amend existing tax legislation or introduce additional taxes.

            The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other highly developed economies. High rates of inflation could increase our South African-based costs and decrease our operating margins. Higher interest rates increase the cost of our debt financing, though conversely they also increase the amount of income we earn on any cash balances. The South corporate income tax rate, of 28%, is higher than the Federal income tax rate, of 21%, as a result of changes to U.S. tax legislation following the enactment of the Tax Cuts and Jobs Act in December 2017.

            The South African government has announced a number of new programs and initiatives that may require funding from a variety of sources, including from an increase existing income taxes rates, including the corporate income tax rate; amendments to existing South African tax legislation; or through the introduction of additional taxes. An increase in the effective South African corporate income tax rate will adversely impact our profitability and cash flow generation.

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

            Although Net1 is a U.S. corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2019, approximately 29% of our cash and cash equivalents (excluding restricted cash) were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; or (iv) repatriate to South Africa profits of foreign operations. These regulations could also limit our ability to utilize profits of one foreign business to finance operations of a different foreign business.

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

            Some of these risks include:

-	political and economic instability, including higher rates of inflation and currency fluctuations;
-	high levels of corruption, including bribery of public officials;
-	loss due to civil strife, acts of war or terrorism, guerrilla activities and insurrection;
-	a lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
-	logistical, utilities (including electricity and water supply) and communications challenges;
-	potential adverse changes in laws and regulatory practices, including import and export license requirements and restrictions, tariffs, legal structures and tax laws;
-	difficulties in staffing and managing operations and ensuring the safety of our employees;
-	restrictions on the right to convert or repatriate currency or export assets;
-	greater risk of uncollectible accounts and longer collection cycles;
-	indigenization and empowerment programs;
-	exposure to liability under the UK Bribery Act; and
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

            Our KSNET operations contributed $138.4 million and $9.7 million of our revenue and operating income, respectively, for our 2019 fiscal year. In the last few years, tension in the Korean peninsula has increased because of concern about potential acts of military aggression or cyber-attacks. KSNET is a transaction processor and its operations are dependent on continuing high levels of consumer activity and the availability of data communication infrastructure. Acts of military aggression in the Korean peninsula, other hostile acts or economic weakness that reduces spending by South Korean consumers is likely to materially and adversely impact our KSNET operations as well as our business, operating results, cash flows and financial condition.

Risks Relating to Government Regulation

            The South African National Credit Regulator has applied to cancel the registration of our subsidiary, Moneyline Financial Services (Pty) Ltd, as a credit provider. If the registration is cancelled, we will not be able to provide loans to our customers, which would harm our business.

            Moneyline provides microloans to our EPE cardholders. Moneyline is a registered credit provider under the South African National Credit Act, or NCA, and is required to comply with the NCA in the operation of its lending business. In September 2014, the South African National Credit Regulator, or NCR, applied to the National Consumer Tribunal to cancel Moneyline’s registration, based on an investigation concluded by the NCR.

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

            We are required to comply with anti-corruption laws and regulations, including the FCPA and UK Bribery Act, in the jurisdictions in which we operate our business, which could adversely impact our future growth

            The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business, or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA.

            In addition, we have to comply with the UK Bribery Act which includes provisions that extend beyond bribery of foreign public officials and also apply to transactions with individuals not employed by a government. The provisions of the UK Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate, lack a developed legal system and have higher than normal levels of corruption.

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

            We do not have a South African banking license and, therefore, we provide our EPE solution through an arrangement with a third-party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our EPE business without alternate means of access to a banking license.

            The South African retail banking market is highly regulated. Under current law and regulations, our EPE business activities requires us to be registered as a bank in South Africa or to have access to an existing banking license.

            We are not currently so registered, but we have an agreement with Grindrod Bank that enables us to implement our EPE solution in compliance with the relevant laws and regulations. If the agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means. We are also dependent on Grindrod Bank to defend us against attacks from the other South African banks who may regard the rapid market acceptance of our UEPS/EMV product with biometric verification as disruptive to their funds transfer or other businesses and may seek governmental or other regulatory intervention. Furthermore, we have to comply with the strict anti-money laundering and customer identification regulations of the SARB when we open new bank accounts for our customers and when they transact. Failure to effectively implement and monitor these regulations may result in significant fines or prosecution of Grindrod Bank and ourselves.

            We have recently commenced issuing consumer banking products through our relationship with Finbond, in the form of our Kanako and Infinity products, with Finbond taking the place of Grindrod in respect of these products. However, it would not be readily achievable to transfer our EPE solution from Grindrod to Finbond.

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

            We are subject to regulations in a number of the countries in which we operate relating to the collection, use, retention, security and transfer of personally identifiable information about the people who use our products and services, in particular, “Know Your Customer” and personal financial information. New laws in this area, such as GDPR, have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

            Amendments to the NCA were signed into law in South Africa in August 2019. There is general consensus in the financial services community in South Africa that the debt-relief bill will restrict the ability of financial services providers to provide lending products to certain low-income earners and will increase the cost of credit to these consumers. Compliance with these amendments may adversely impact our micro-lending operations in South Africa.

            In August 2019, the National Credit Amendment Bill, or debt-relief bill, was signed into law in South Africa. The effective date of the debt-relief bill has not yet been announced. There is general consensus in the financial services community in South Africa that the debt-relief bill will restrict the ability of financial services providers to provide lending products to certain low-income earners and will increase the cost of credit to these consumers. Compliance with the debt-relief bill may adversely impact our micro-lending operations in South Africa.

            The debt-relief bill is a debt-relief intervention that forms part of an amendment to the NCA and is intended to assist over-indebted individuals who earn less than a prescribed monthly minimum, currently ZAR 7,500, and have unsecured debt of no more than ZAR 50,000. Individuals that have not commenced a debt counseling process, have not been sequestrated and are not subject to an administration order may seek debt relief under the debt-relief bill. Applications for debt relief are expected to be processed by the NCR and will then be submitted to the National Consumer Tribunal, or NCT.

            The NCR will first assess whether an applicant can meet its debt obligations by paying a lower installment over an extended period of no more than five years, a so called debt re-arrangement. This process is similar to the debt counseling provisions in existing legislation, except the applicant would not pay for the debt counselor and therefore does not enjoy the services of the counselor. If the applicant has no income, the NCR will recommend that the applicant’s debts be suspended for 24 months in the hopes that the applicant’s circumstances improve in order to service the debt over time. During this period, interest and fees under the debt arrangement will cease and the applicant is required to attend a financial literacy program provided by the NCR. If the applicant’s circumstances improve during this period, and the applicant is able to meet its debt obligations, the NCR will recommend a debt re-arrangement to the NCT. If the applicant’s circumstances do not improve after 24 months, the NCR will apply to the NCT for the debt to be written off.

            A credit provider may not enforce any rights under a credit agreement if the associated debt is written off. All or part of a credit agreement will be deemed reckless under the NCA if a credit provider enters into a credit agreement (other than a consolidated loan) with an applicant while under debt relief. An applicant furnishing false information when applying for debt relief may be fined or imprisoned for not longer than two years, or both, and is permanently prohibited from applying for debt relief.

            We expect that it will take us, and other financial services providers, some time to fully understand, interpret and implement this new legislation in our lending processes and practices. Non-compliance with the provision of this new legislation may result in financial loss and penalties, reputational loss or other administrative punishment.

Risks Relating to our Common Stock

            Our stock price has been and may continue to be volatile.

            Our stock price has experienced recent significant volatility. During the 2019 fiscal year, our stock price ranged from a low of $2.78 to a high of $9.66. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

  any adverse developments in litigation or regulatory actions in which we are involved;
  fluctuations in currency exchange rates, particularly the U.S. dollar/ZAR exchange rate;
  announcement of additional BEE transactions, especially one involving the issuance or potential issuance of equity securities or dilution or sale of our existing business in South Africa;
  quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
  significant fair value adjustments in respect of investments;
  announcements of acquisitions, disposals or impairments of intangible assets;
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

            Approximately 39% of our outstanding common stock is owned by three shareholders. The interests of these shareholders may conflict with those of our other shareholders.

            There is a concentration of ownership of our outstanding common stock because approximately 38% of our outstanding common stock is owned by three shareholders. Based on their most recent SEC filings disclosing ownership of our shares, IFC Investors, International Value Advisers, LLC, or IVA, and Prescott Group Management, LLC, beneficially owned approximately 18%, 14% and 8% of our outstanding common stock, respectively.

            The interests of the IFC Investors, IVA and Prescott, may be different from or conflict with the interests of our other shareholders. As a result of the ownership by the IFC Investors, IVA and Prescott, they will be able, if they act together, to significantly influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

            The requirement to evaluate and report on our internal control also applies to companies that we acquire. Some of these companies may not be required to comply with Sarbanes prior to the time we acquire them. The integration of these acquired companies into our internal control over financial reporting could require significant time and resources from our management and other personnel and may increase our compliance costs. If we fail to successfully integrate the operations of these acquired companies into our internal control over financial reporting, our internal control over financial reporting may not be effective.

            We identified a material weakness in our internal control over financial reporting where the control over the review of the accounting for non-routine complex transactions did not operate effectively. As a result, the control did not operate effectively in determining the correct classification in the statement of operations of the $34.0 million accrual for the implementation costs to be refunded to SASSA following the September 30, 2019 Supreme Court ruling. Accordingly, the material weakness remains unremediated as of June 30, 2019.

            Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to the material weakness in internal control over financial reporting as described above.

            We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent potential future material weaknesses. While we continue to dedicate resources and management time to ensuring that we have effective internal control over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business and our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

            None.

ITEM 2.    PROPERTIES

            We lease our corporate headquarters facility which consists of approximately 93,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park, Johannesburg, 224 financial services branches, 98 financial service express stores and 40 depot facilities. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa; London, United Kingdom; Seoul, South Korea; Hong Kong; Mumbai, India; Pietà Malta and Black River, Mauritius. These leases expire at various dates through 2022. We own land and buildings in Ahnsung, Kyung-gi, South Korea, that is used for the storage of business documents. We believe that we have adequate facilities for our current business operations.

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

            On February 13, 2019, we applied for leave to appeal the order granted on January 29, 2019 and were granted leave on March 12, 2019. We filed the record on July 10, 2019 and the Supreme Court directed the parties to file their respective heads of argument. Once the directive has been complied with, the Supreme Court will allocate a hearing date for the appeal. We cannot predict how the Supreme Court will rule on the matter.

            On February 8, 2019, Moneyline launched an application to interdict SASSA from taking any steps of its own volition to direct payment of the social grants of the grants recipients, who received payment of their grants into their EPE accounts in January, 2019, into any accounts other than their EPE accounts into which SASSA had made payments in January 2019. The application was heard on February 28, 2019 and the High Court handed down an order directing Moneyline to provide SASSA with a list of the 696,246 individuals who opened EPE accounts in 2018 and who were not paid by SASSA into those accounts in January 2019. SASSA was ordered to verify the information provided by Moneyline within 14 days and to file an affidavit within a further 15 days, with the outcome of the verification process and detailing procedures followed by it, including a description of how SASSA administered the migration of beneficiaries to SAPO. The High Court furthermore ordered that any party is entitled to approach it for appropriate relief thereafter. SASSA filed its supplementary affidavit on April 23, 2019. On May 16, 2019, Moneyline filed a replying affidavit to SASSA’s supplementary affidavit. SASSA’s attorneys have indicated that SASSA undertook to file a further supplementary affidavit, but to date we have not received same. Moneyline will, after consultation with its legal counsel, decide whether to seek any further relief from the High Court.

            Constitutional Court order regarding extension of contract with SASSA for six months for cash payments

                     March 2017 Constitutional Court order

            On March 17, 2017, the Constitutional Court delivered its order regarding the continued payment of social grants upon the expiration of the contract between our subsidiary, CPS, and SASSA on March 31, 2017, or the March 2017 order. The Constitutional Court ordered that SASSA and CPS were under a constitutional obligation to ensure payment of social welfare grants from April 1, 2017 and ordered CPS and SASSA to ensure payment of grants, for a period of 12-months, on the same terms and conditions as those included in the expiring contract plus additional requirements to (i) adequately safeguard personal data obtained during the payment process and ensure that it remains private and may not be used for any purpose other than the payment of grants, and (ii) preclude anyone from inviting beneficiaries to “opt-in” to the sharing of confidential information for the marketing of goods and services. The Constitutional Court also ordered that CPS may request National Treasury to investigate and make a recommendation regarding the price charged by CPS in the extension contract and stated that National Treasury must file a report with the Constitutional Court stating its findings in this regard.

            The March 2017 order also included public accountability provisions that directly impacted CPS. These provisions are similar to those included in the Constitutional Court’s April 2014 order, and require CPS to provide the Constitutional Court with an audited statement of expenses incurred, income received and net profit earned under the 12-month extension contract ending March 31, 2018. CPS duly complied with the order in that it filed the previously mentioned statements for the period ended March 31, 2017 on May 30, 2017. SASSA was also required to obtain an independent audit of the audited information provided by CPS. Furthermore, the Constitutional Court has instructed SASSA to send this audited information to National Treasury for its approval prior to submission to the Constitutional Court.

            The Constitutional Court included additional public accountability provisions that impact the Minister of Social Development and SASSA. These provisions required the Minister and SASSA to file reports, on affidavit, with the Constitutional Court every three months, commencing on June 19, 2017, setting out how they planned to ensure the payment of social grants after the end of the 12-month contract extension period, details of the steps taken in that regard, what further steps they would take, and when they would take each future step, so as to ensure that the payment of all social grants is made when due after the expiry of the 12-month period. The Constitutional Court also directed that these reports must include the applicable time-frames for the various deliverables which formed part of the plan, whether the time frames have been complied with, and if not, why that is the case and what will be done to remedy the situation. The Minister and SASSA were also required to immediately report to the Constitutional Court and explain the reasons for and consequences of any material changes to the circumstances included in the reports previously submitted to the Constitutional Court.

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

                     March 2018 Constitutional Court order

            Further to the March 2017 order, SASSA and certain other parties, including the independent panel of experts appointed by the Constitutional Court, have made various submissions to the Constitution Court. Argument was heard on March 6, 2018 and on March 23, 2018, the Constitutional Court issued an order reiterating that SASSA and CPS have a constitutional obligation to pay social welfare grants and that the contract between SASSA and CPS, for the payment of social grants to beneficiaries who are paid in cash (i.e. those grant recipients who receive their grants at pay points), be extended for a further six months to September 30, 2018, or March 2018 order. The Constitutional Court’s order provides for the payment of these grants under the extended contract’s terms and conditions. The Constitutional Court permitted CPS to request National Treasury to evaluate and recommend the price to be charged by CPS for the payment of grants in cash under the extended contract. National Treasury submitted its recommendations to the Constitutional Court on April 30, 2018, proposing fee levels that were materially lower than CPS had requested, but significantly higher than the current fee levels. We submitted a responding affidavit to the Constitutional Court on May 11, 2018, in which we requested the Constitutional Court to direct that the matter be referred back to Treasury to recommend a minimum monthly fee. In December 2018, we received correspondence from the Constitutional Court informing the parties that it believes that “nothing prevents the parties from coming to an agreement on increased payments without court sanction, and if they do not, normal legal processes in other courts must be filed to determine the effects.” We decided not to enter into further negotiations with SASSA and invoiced it in accordance with Treasury’s recommendations. SASSA only paid us a portion of the amount invoiced and refuses to pay the balance. On June 6, 2019, we instituted legal action against SASSA for the outstanding fees of ZAR 358.2 million.

            The Constitutional Court included public accountability provisions in its March 2018 order that directly impact CPS. These provisions are similar to those included in the Constitutional Court’s April 2014 and March 2017 orders and require CPS to provide SASSA with an independently audited statement of expenses incurred, income received and profit earned under the contract. We have filed the required independently audited information with the Constitutional Court as ordered for the period ended September 30, 2018, on November 8, 2018, and the auditors expressed an unqualified opinion with an emphasis of matter regarding the basis of preparation and restriction as to use. The Constitutional Court also ordered SASSA to audit the audited information filed with the Constitutional Court and SASSA appointed an independent firm to audit our submission. The independent audit is currently underway and the independent firm is due to file its report by October 10, 2019. Furthermore, the Constitutional Court directed SASSA to send this audited information to National Treasury for its approval prior to submission to the Constitutional Court.

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

            Dispute with SASSA regarding payment of fees for the last six months of the contract

            Following the March 23, 2018 Constitutional Court order for a six-month extension of our contract with SASSA for payment of grants in cash at pay points only, we were allowed to charge our monthly fee based on the previously contracted rate of ZAR 16.44 (including VAT) per cash pay point recipient. Given that we only serviced the highest-cost beneficiaries, the Constitutional Court allowed us to approach the National Treasury in order for them to make a fair determination of the price we should be paid for services rendered. National Treasury recommended a rate of ZAR 51.00 (including VAT) per cash pay point recipient per month to the Constitutional Court. Contrary to SASSA’s stance, the Constitutional Court on December 5, 2018, ruled that they are not required to ratify the Treasury recommended rate, and that CPS and SASSA must agree on the pricing. To date we have not reached an agreement with SASSA on the pricing and have issued summons to commence legal proceedings to record an amount in accordance with National Treasury recommendation. We cannot predict whether we will be successful in these legal proceedings, if the matter will be heard or how the Court will rule on the matter if it is heard.

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

            The matter was heard on October 17 and 18, 2016 and on May 9, 2017, the Pretoria High Court issued a declaratory order that the Social Assistance Act and Regulations do not restrict social grant recipients in the operation of their bank accounts. The order clarified that recipients may continue to initiate debit order instructions with any service provider, including our subsidiaries, against their bank accounts for the payment of goods and services. SASSA, its Chief Executive Officer and the Minister of Social Development were ordered to pay the costs of the application. The Pretoria High Court also refused the Black Sash Trust’s, or Black Sash, application to intervene in the matter. In support of its application, the Black Sash made several allegations of “illegal deductions” which we denied in our answering affidavits.

            On June 20, 2017, the Pretoria High Court refused the Minister of Social Development, SASSA and Black Sash’s applications for leave to appeal the Pretoria High Court’s May 9, 2017, declaratory order. SASSA, its Chief Executive Officer and the Minister of Social Development were ordered to pay the costs of the application for the leave to appeal.

            On July 19, 2017, SASSA and the Black Sash served applications petitioning the Supreme Court to grant them leave to appeal to either the Supreme Court or to a full bench of the Pretoria High Court. On September 29, 2017, the Supreme Court referred the petitions to oral argument. The oral argument in respect of the petitions was heard on August 16 and 17, 2018. The matter was heard on August 16, 2018, by the Supreme Court. The Supreme Court granted the Black Sash the right to intervene but dismissed the application for leave to appeal with costs.

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

            In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced legal proceedings in the Pretoria High Court of South Africa seeking an order by the Pretoria High Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve payment to us of ZAR 317.0 million (approximately ZAR 277 million, excluding VAT) and directing us to repay the aforesaid amount, plus interest. Corruption Watch claimed that there was no lawful basis to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. CPS was named as a respondent in this legal proceeding.

            On February 22, 2018, the matter was heard by the Pretoria High Court. On March 23, 2018, the Pretoria High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, we filed an application seeking leave to appeal the whole order and judgment of the Pretoria High Court with the Pretoria High Court because we believed that it erred in its application of the law and/or in fact in its findings. On April 25, 2018, the Pretoria High Court refused the application seeking leave to appeal.

            On May 23, 2018, CPS delivered its petition seeking leave to appeal the whole order and judgment of the Pretoria High Court with the Supreme Court. On June 21, 2018, Corruption Watch delivered a responding affidavit and, on July 4, 2018, CPS delivered its replying affidavit. In September 2018, CPS received notification from the Supreme Court that its petition seeking leave to appeal had been granted. The matter was heard on September 10, 2019. On September 30, 2019, the Supreme Court dismissed the appeal and ordered us to pay Corruption Watch’s costs, including that of two counsel. We are discussing further legal steps with our counsel.

            On July 9, 2019, the Supreme Court issued correspondence demanding an explanation from SASSA as to why it decided to abandon its defense in the matter and instructed SASSA to be legally represented at the hearing on September 10, 2019. SASSA filed its explanatory affidavit on August 2, 2019.

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

            Regarding the NCR’s application to cancel the registration of Moneyline, we raised a number of procedural points in defense and argument on these points was heard on November 27, 2015, before three tribunal members. Two ruled against us and one upheld our points. We are appealing the majority ruling to the High Court. This matter was heard on December 4, 2018, by a full bench of the Pretoria High Court. We still await judgment. If we are successful, it will dispose of the application. If we do not prevail, then the NCR’s application will be set down before the Consumer Tribunal for argument on the main issues raised by the NCR, as dealt with above. We cannot predict the outcome of this litigation.

            Initiation of legal proceedings against a PG Purchasing customer regarding non-payment of working capital finance loans receivable

            In January 2019, we filed a Petition with the District Court of Dallas County, Texas (“Texas district court lawsuit”), naming Permian Crude Transport, LP, f/k/a Permian Crude Transport, LLC, d/b/a Permian Transport & Trading (“PCT”), and Centurion Marketing, LLC d/b/a Jupiter Marketing & Trading, LLC (“Centurion” and collectively with PCT, “PCT/Centurion”) as defendants regarding the recovery of working capital finance loans receivable made to PCT/Centurion by our wholly owned subsidiary, PG Purchasing. This lawsuit was in its initial stages. Trial was set for December 2, 2019. However, the Texas district court lawsuit was administratively closed following PCT’s filing for bankruptcy in June 2019 and Centurion’s filing for bankruptcy in July 2019 (“PCT/Centurion bankruptcy matters”). The Texas district court lawsuit may be re-opened if the PCT/Centurion bankruptcy matters are lifted.

            We cannot predict if the Texas district court lawsuit will be re-opened, and if it is re-opened, the outcome of the matter. Also, we cannot predict the outcome of the PCT/Centurion bankruptcy matters.

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

            Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of September 12, 2019, there were 12 shareholders of record of our common stock. A substantially greater number of holders of our common stock are beneficial holders whose shareholders of record are banks, brokers, and other financial institutions (i.e. “street name”). Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

            Dividends

            We have not paid any dividends on our shares of common stock during our last two fiscal years and presently intend to retain future earnings finance the expansion of the business. We do not anticipate paying any cash dividends in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, debt commitments, expansion plans, financial condition and other relevant factors.

            Issuer purchases of equity securities

            On February 3, 2016, our board of directors approved the replenishment of our existing share repurchase authorization to repurchase up to an aggregate of $100 million of common stock and, as of June 30, 2019, we had utilized approximately $47.5 million of this authorization and approximately $52.5 million remains available. The authorization has no expiration date. We did not repurchase any shares of our common stock during fiscal 2019.

            Share performance graph

            The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2014, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(AMONG NET 1, THE S&P 500 INDEX AND THE NASDAQ INDUSTRIAL INDEX)
NASDAQ Industrial Index
S&P 500 Index
Net1
Dollars
200
180
160
140
120
100
80
60
40
20
-
2014
2015
2016
2017
2018
2019
Fiscal year ended June 30,

ITEM 6.    SELECTED FINANCIAL DATA

            The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2019 and 2018, and for the three years ended June 30, 2019, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2017, 2016 and 2015 and for the years ended June 30, 2016 and 2015, have been derived from our consolidated financial statements, which are not included herein, and have been restated as noted below, which is unaudited. The selected historical financial data as of each date and for each period presented have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

            As discussed in the Note 1 to our audited consolidated financial statements included in Item 8—“Financial Statements and Supplementary Data.”, our historic consolidated financial statements have been corrected to give effect to the restatement. Accordingly, certain of the selected consolidated financial data presented in the table below has been corrected to give effect to the restatement as indicated.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30(R)
	2019(1)	2018	2017	2016	2015
		(as restated)	(as restated)	(as restated)
Revenue(2)	$360,990	$612,889	$610,066	$590,749	$625,979
Cost of goods sold, IT processing, servicing and support	215,348	304,536	292,383	290,101	297,856
Selling, general and administrative(3)	200,056	193,003	179,262	145,886	158,919
Depreciation and amortization	37,349	35,484	41,378	40,394	40,685
Impairment loss	19,745	20,917	-	-	-
Operating (loss) income	(113,508)	58,949	97,043	114,368	128,519
Change in fair value of equity securities	(167,459)	32,473	-	-	-
Interest income	7,229	17,885	20,897	15,292	16,355
Interest expense	10,724	8,941	3,484	3,423	4,456
Impairment of Cedar Cellular note	12,793
(Loss) Income before income taxes	(303,026)	100,366	114,456	126,237	140,418
Income tax expense	3,725	48,597	42,506	42,009	44,136
Net (loss) income attributable to Net1	(307,618)	64,246	73,070	82,137	94,735
(Loss) Income from continuing operations per share:
Basic	$(5.42)	$1.13	$1.34	$1.72	$2.03
Diluted	$(5.42)	$1.13	$1.33	$1.71	$2.02

(R) Income tax expense, net income attributable to Net1 and Income from continuing operations per share: Basic and Diluted for the years ended June 30, 2018 and 2017, restated to correct the misstatement discussed in Note 1 to the audited consolidated financial statements. Year ended June 30, 2016, restated as follows: Income tax expense (decreased by 0.1 million), net income attributable to Net1 (decreased by 0.2 million) and Income from continuing operations per share: Basic (unchanged) and Diluted (unchanged).
(1) Impacted by expiration of SASSA contract in September 2018. Also impacted by inclusion of DNI for the first nine months of fiscal 2019 – refer to Note 3 to the audited consolidated financial statements, which also includes discontinued operation disclosures related to DNI.
(2) Revenue for the year ended June 30, 2019, includes revenue that has been reversed of $19.7 million (ZAR 277.6 million) as a result of the Supreme Court ruling discussed in Note 13 to our audited consolidated financial statements, and selling, general and administrative includes $14.3 million (ZAR 201.8 million) related to the Supreme Court ruling.
(3) Includes an allowance for doubtful financial loans receivable of $28.8 million in 2019 and separation payment of $8.0 million paid to our former chief executive officer in 2017.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)
Cash flows (used in) provided by operating activities	$(4,460)	$132,305	$97,161	$116,552	$135,258
Cash flows provided by (used in) investing activities	$64,476	$180,748	$(114,071)	$5,756	$80,783
Cash flows (used in) provided by financing activities	$(24,714)	$(473,479)	$40,469	$13,645	$16,784

Operating (loss) income margin(2)	(31.4% )	14.6%	15.9%	19.4%	20.5%

(1) Cash flows provided by (used in) investing activities include movements in settlement assets and cash flows (used in) provided by financing activities include movement in settlement liabilities.
(2) Fiscal 2019 operating loss margin was (14%) before retrenchment costs, the impact of the SASSA implementation costs accrual (refer to Note 13 of our audited consolidated financial statements), and impairment losses (refer to Note 10 of our audited consolidated financial statements for a full description of the impairment losses). Fiscal 2018 operating income margin was 13% before the impairment loss (Refer to Note 10 of our audited consolidated financial statements for a full description of the impairment loss). Fiscal 2017 operating income margin was 18% before the separation payment of $8.0 million paid to our former chief executive officer

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2019	2018	2017	2016	2015
		(as restated)	(as restated)	(as restated)	(as restated)
Cash, cash equivalents and restricted cash	$121,511	$87,075	$258,457	$223,644	$117,583
Total current assets before settlement assets	232,171	277,794	465,735	386,998	301,874
Goodwill	149,387	169,079	188,833	179,478	166,437
Intangible assets	11,889	27,129	38,764	48,556	47,124
Total assets(R)	672,936	1,217,314	1,448,829	1,261,649	1,315,108
Total current liabilities before settlement obligations	174,667	133,486	80,859	65,486	82,198
Total long-term debt	-	5,469	7,501	43,134	50,762
Total equity(R)	$319,429	$640,986	$598,802	$601,784	$477,351

(R) Total assets and total equity as of June 30, 2018, restated to correct the misstatement discussed in Note 1 to the audited consolidated financial statements. As of June 30, 2017, 2016 and 2015, restated as follows: total assets (2017 and 2016: decreased by 1.9 million; 2015: decreased by 1.8 million) and total equity (2017: decreased by 1.5 million; 2016 and 2015: decreased by 1.4 million).

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

Overview

            We are a leading provider of financial technology, or fintech, products and services to the unbanked and underbanked in a number of emerging and developed economies. In emerging economies these customers are typically individuals, while in developed countries, they are primarily small businesses. We have developed and own most of our payment technologies, and where possible, utilize this technology to provide financial and value-added services to our customers.

Sources of Revenue

            We generate our revenues by charging transaction fees to merchants, financial service providers, utility providers, bill issuers, employers, and cardholders; by providing loans and insurance products and by selling hardware, licensing software and providing related technology services.

            We have structured our business and our business development efforts around four related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. The revenue and costs associated with this approach are reflected in our Financial inclusion and applied technologies segment. We have found that we have greater revenue and profit opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and ongoing fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we provide bank accounts on a monthly fee basis, and charge fees on an ad valorem basis for goods and services purchased using our smart card. The revenue and costs associated with this approach are reflected in our South African transaction processing and Financial inclusion and applied technologies segments.

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

            Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 223,000 merchants and to card issuers in South Korea through our value-added-network. Through IPG we generate fee revenue through the provision of payment service provider and card issuing and acquiring services in primarily Europe, China and the U.S. The revenue and costs at of all of these businesses are reflected in our International transaction processing segment.

            Finally, we have investments, business partnerships or joint ventures to provide us with an opportunity to introduce our financial technology solutions to markets such as Bank Frick in Europe, Finbond in South Africa and North America, OneFi in Nigeria, V2 in sub-Sahara Africa, and MobiKwik in India. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use our proprietary technologies in the specific territory, including the back-end system.

            We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Developments during Fiscal 2019

            Restructuring of South African operations and strategy for financial inclusion initiatives in South Africa

            Following the auto-migration of a substantial portion of our EPE customers in fiscal 2019, we faced a significant reduction in the number of accounts, transactions, fees, and consumption of financial and value-added services. In addition, customers who had loans or insurance policies and had been migrated, unwittingly defaulted on their regular payments. Our rural-South African distribution business has a high-fixed cost structure with physical locations, assets and employees. The decline in revenue coupled with the high-fixed costs resulted in significant operating losses for the company over the past year. Beginning in late January, we commenced an aggressive restructuring initiative to reduce our physical infrastructure and headcount in order to right size the business given the current level of business activity. We have made meaningful progress in this regard and achieved our target of reaching a breakeven EBITDA on a monthly basis for the month of July 2019, one month later than originally expected.

            Restructuring of South African operations – In late January 2019, we commenced with an extensive cost reduction exercise, which included a reduction of over 2,500 employees (being close to 50% of our original staff complement), a reduction in the availability of our mobile ATM infrastructure, and the termination of certain leases. During the second half of 2019, we incurred retrenchment costs of $6.3 million related to the reduction of personnel both in the field and at the head office level.

            Increasing collaboration with Finbond - We have actively worked with the Finbond teams to identify synergies between our organizations in order to address the market opportunity for the millions of unbanked and under-banked South Africans. Finbond has been certified to become an issuer of UEPS/EMV cards, and in early Q4 2019, we initiated a pilot using our biometrically-enabled UEPS/EMV cards. We expect to commercially launch this initiative during Q2 2020, at which point we believe we can once again start growing our customer base.

            Stabilization of financial services - Our lending and insurance businesses have stabilized in the second half of fiscal 2019 due to a steadier base of active EPE accounts. This stability now provides us with the opportunity to re-direct our efforts to growing these business lines, although this will be done cautiously to manage the risk of any potential future auto-migration of customers. We have begun discussions with other financial services providers, including Finbond, to use our EPE base as a distribution channel for their own lending products.

            Our loan book increased slightly in the fourth quarter of fiscal 2019 and, following the write off of the loans that were provided against in Q2 2019, we have seen the level of non-performing loans return broadly to historical levels. For insurance, the number of policies paid up has also stabilized and the lapses related to the increased non-payment returned to more normal levels in the fourth quarter of fiscal 2019.

            SASSA Contract Expiration

            Although we have not been involved operationally with SASSA since September 30, 2018, we have been actively trying to resolve all legal and legacy outstanding items that would allow us to focus on our core business.

            Settlement of payment of fees due for the last six months of the SASSA contract – Following the March 23, 2018 Constitutional Court order for a six-month extension of our contract with SASSA for payment of grants in cash at pay points only, we were allowed to charge our monthly fee based on the previously contracted rate of ZAR 16.44 (including VAT) per cash pay point recipient. Given that we only serviced the highest-cost beneficiaries, the Constitutional Court allowed us to approach the National Treasury in order for them to make a fair determination of the price we should be paid for services rendered. National Treasury recommended a rate of ZAR 51.00 (including VAT) per cash pay point recipient per month to the Constitutional Court. Contrary to SASSA’s stance, the Constitutional Court on December 5, 2018, ruled that they are not required to ratify the Treasury recommended rate, and that CPS and SASSA must agree on the pricing. To date we have not reached an agreement with SASSA on the pricing and have commenced legal proceedings to receive an amount in accordance with National Treasury recommendation.

            Auto-migration of EPE customers to SAPO – As part of SASSA’s migration to SAPO, a number of EPE customers were auto-migrated by SASSA between August and October 2018, where post office accounts were unilaterally opened for beneficiaries by SASSA, often without the customer’s consent. We initiated a legal process to halt this migration and to try and recover some of our EPE customers who had been migrated despite completing the mandatory documentation for electing to be paid in a private bank account. On January 29, 2019, we received an adverse order in that the court declined to reverse the auto-migration process. Following this order, we followed a multi-faceted approach to try and address the auto-migration issue. First, we were granted leave to appeal the order, which we are pursuing. Second, the court granted an order requiring SASSA to account for the process to auto-migrate approximately 700,000 of the EPE accounts who had submitted Annexure C forms to SAPO. Third, we are considering taking the decision of the minister for administrative review.

            While the first and third actions are longer processes, we are currently reviewing SASSA’s response to the second action and will determine if there is any further action that can be taken as a result. The risk of our remaining EPE customers being auto-migrated still exists, but there has been no further auto-migration since November 2018.

            We are relieved that we have finally concluded our contract with SASSA on September 30, 2018. We are extremely proud of our achievements of uninterrupted grant delivery to 11.0 million social grant recipients since the inception of our contract in April 2012, and the annual saving of more than ZAR 2.0 billion that our biometric payment technology realized for government due to the elimination of fraudulent grants.

            Progress on various corporate activities

            As part of the extensive strategic review of all of our businesses and investments, we have made progress on multiple fronts:

            Disposal of DNI – We have concluded two transactions to reduce our investment in DNI. First, in March 2019, we reduced our holding in DNI from 55% to 38% through the sale of 17% in DNI for ZAR 400 million. We utilized the proceeds from this sale to settle the contingent purchase consideration of ZAR 400 million, which related to the achievement of certain performance targets by DNI. Second, in May 2019, we sold an additional 8% of DNI to RMB, and used the proceeds to early-settle the majority of our outstanding long-term borrowings. Third, also in May 2019, we granted DNI a call option to acquire our remaining 30% interest in DNI at a strike price of ZAR 859 million, or $61.0 million translated at exchange rates applicable as of June 30, 2019, in order to monetize our remaining investment in DNI. We expect the call option to be exercised prior to the expiry on December 31, 2019.

            Early repayment of long-term debt – We utilized ZAR 15.0 million of our cash reserves and the proceeds from the sale of an 8% interest in DNI to early-settle our ZAR 230.0 million long-term borrowings in full. This has strengthened our balance sheet and improved our liquidity profile in South Africa as we reposition the business.

            Progress in Korea – Our advisors assisting with improving the growth and profitability in Korea completed the first phase of their project during our third quarter of 2019, which consisted of the identification of actionable items. In phase two, which commenced at the end of our fourth quarter of 2019, they are working with management to implement the near-term action items identified in the first phase. We expect the overall exercise to take another 6-12 months before we see meaningful improvements in operating performance. In parallel, our board is reviewing the strategic alternatives for this business and we appointed a financial advisor, FT Partners, to assist us in evaluating such alternatives.

            Cell C – Cell C has had a difficult six months and has come under increasing pressure on its liquidity due to its high level of debt and the associated servicing costs. During the third quarter of fiscal 2019, Cell C signed a term sheet with the Buffet consortium, but the implementation of this capitalization has been delayed. As a result, Cell C requested shareholder support and in September 2019, we agreed to provide up to ZAR 300 million of support to the company through the purchase of prepaid airtime. This, along with support from Blue Label Telecoms and Cell C’s debt providers, should provide a liquidity platform to Cell C to enable it to conclude revised commercial arrangements with MTN, as well as a recapitalization of the business. Our investments in Cell C and Cedar Cellular notes were carried at $0 as of June 30, 2019, refer to Notes 7 and 9 to our audited consolidated financial statements for additional information regarding these investments.

            International Activities

            IPG – The restructuring and re-organization of IPG is now complete with Malta having become the centralized operation of our international activities. IPG’s new card issuing and merchant acquiring platforms have been certified. As part of Visa’s merger with Visa Europe, Bank Frick is required to undergo recertification with Visa, which is currently underway and expected to be completed during calendar 2019. Once completed, IPG is expected to begin the deployment of its new products to the European SME market. During fiscal 2019, IPG also secured approval from the Mauritian regulators to become a principal member of China UnionPay for international issuing and acquiring. This approval has been shared with UnionPay, and we are awaiting their acceptance of the same. Our beta prototype crypto-asset storage product is now ready, and we believe we will begin commercially rolling out this market-leading product with Bank Frick in the first half of fiscal 2020.

            Bank Frick – Bank Frick continues to develop its capacity and expertise in relation to cryptocurrency and blockchain technology. It has expanded its headcount; however, its performance was slightly lower than anticipated, which was largely due to investments in expanding headcount and improving systems. Bank Frick continues to work closely with IPG regarding our acquiring, processing and cryptocurrency storage solution initiatives.

            On October 2, 2019, we exercised an option to acquire an additional 35% interest in Bank Frick from the Kuno Frick Family Foundation. We will pay an amount, the “Option Price Consideration”, for the additional 35% interest in Bank Frick, which represents the higher of CHF 46.4 million ($46.5 million at exchange rates on October 2, 2019) or 35% of 15 times the average annual normalized net income of the Bank over the two years ended December 31, 2018.

            The shares will only transfer on payment of the Option Price Consideration, which shall occur on the later of (i) 180 days after the date of exercise of the option; (ii) in the event of any regulatory approvals being required, 10 days after receipt of approval (either unconditionally or on terms acceptable to both parties); and (iii) 10 days after the date on which the Option Price Consideration is agreed or finally determined.

            ZappGroup – Our new Africa-focused investment, ZappGroup, made significant strides in its first year of existence. During Q2 2019, ZappGroup signed up the largest bank in Ghana and went live with a beta product. During the third quarter of fiscal 2019, ZappGroup progressed its live testing and also signed up two of the three largest mobile operators in Ghana.

            ZappGroup has also integrated with the largest merchant network (allowing it to reach many more merchants) and is expecting to achieve commercial launch in the second quarter of fiscal 2020. ZappGroup also commenced activities to sign customer contracts in Nigeria and is working closely with us and OneFi.

            OneFi – Given the success of it digital lending product, Pay-Later, in fiscal 2019, OneFi has rebranded as Carbon, expanding its offering as a full-fledged digital financial services platform that offers bill payments, fund transfers and savings, in addition to loans. OneFi is currently disbursing approximately 50,000 new loans per month.

            India – We have deployed our virtual card technology with MobiKwik to its users. In fiscal 2019, MobiKwik applied for direct membership with Visa and became an associate member in Q4 2019. Given this is the first time a non-bank has been approved as a Visa member in India, the Visa/MobiKwik application has been submitted to the central bank for approval. Once approved, it is expected to allow MobiKwik to expand issuing virtual cards to its millions of customers. MobiKwik itself has performed ahead of expectations, primarily due to its successful transition to being a digital financial services provider. In June 2019, MobiKwik recorded unaudited annualized revenue of $55 million, up from $17 million in June 2018. It has been contribution margin positive since October 2018 and was close to EBITDA breakeven at the end of June 2019. Digital financial services now account for approximately 25% of MobiKwik’s total monthly revenue, compared to zero during the previous fiscal year and it is currently disbursing in excess of 70,000 new loans per month.

Critical Accounting Policies

            Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques. Management believes that the following accounting policies are critical due to the degree of estimation required and the impact of these policies on the understanding of the results of our operations and financial condition.

            Valuation of investment in Cell C

            We have elected to measure our investment in Cell C, an unlisted equity security, at fair value using the fair value option. Changes in the fair value of this equity security are recognized in the caption change in fair value of equity securities in our audited consolidated statements of operations. The tax impact related to the change in fair value of equity securities is included in income tax expense in our audited consolidated statements of operation. The determination of the fair value of this equity security requires us to make significant judgments and estimates. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Refer to Note 7 of our audited consolidated financial statements regarding the valuation inputs and sensitivity related to our investment in Cell C.

            We used a discounted cash flow model to determine the fair value of our investment in Cell C as of June 30, 2019, and valued Cell C at $0.0 (zero) at June 30, 2019. We have changed our valuation methodology from an EV/ EBITDA model to a discounted cash flow approach due to anticipated changes in Cell C’s business model and the current challenges faced by the business, which would not have been captured by the previous valuation approach. We utilized the latest business plan provided by Cell C management for the period ending December 31, 2024, and the following key valuation inputs were used:

Weighted Average Cost of Capital:	Between 15% and 20% over the period of the forecast
Long term growth rate:	4.5%
Marketability discount:	10.0%
Minority discount:	15.0%
Net adjusted external debt(1):	ZAR 13.9 billion ($648.9 million), includes R6.4 billion of leases liabilities
Deferred tax (incl. assessed tax losses(1)):	ZAR 2.9 billion ($20.6 million)

            (1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2019.

            We believe the Cell C business plan is reasonable based on the current performance and the expected changes in the business model.

            We used an adjusted EV/ EBITDA model to determine the fair value of our investment in Cell C for the first, second and third quarter of fiscal 2019 and for fiscal 2018, and we considered Cell C’s adjusted earnings before interest, taxation, depreciation and amortization, or EBITDA, and its historical net debt position. We were also required to select an appropriate EBITDA multiple based on Cell C’s peer group, which comprises various African and emerging market mobile telecommunications operators and the appropriate marketability discount related to the investment in order to determine its fair value.

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

            The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the earnings before interest, taxation, depreciation and amortization, or EBITDA, and the EBITDA multiples applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units. The results of our impairment tests during fiscal 2019 indicated that the fair value of our reporting units exceeded their carrying values, with the exception of the $14.4 million of goodwill impaired during fiscal 2019, as discussed in Note 10 to our audited consolidated financial statements.

            Intangible Assets Acquired Through Acquisitions

            The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2018 and 2017 where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

            The valuations were based on information available at the time of the acquisition and the expectations and assumptions that have been deemed reasonable by us. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows. To the extent actual cash flows vary, revisions to the useful life or impairment of intangible assets may be necessary. For instance, in fiscal 2019, we recorded an impairment loss of $5.3 million related to intangible assets acquired (customer relationships) in the DNI acquisition as a result of Cell C entering into a roaming arrangement with another South African mobile telecommunications network provider which extended Cell C’s network coverage. This arrangement impacted the identified customer relationship recognized.

            Deferred Taxation

            We estimate our tax liability through the calculations done for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet.

            Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in the foreseeable future. A valuation allowance is created if it is determined that a deferred tax asset will not be realized in the foreseeable future. Any change to the valuation allowance would be charged or credited to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2019, fiscal 2018 and 2017, respectively, we recorded a net increase of $68.6 million, $9.6 million and $0.1 million to our valuation allowance. As of June 30, 2019 and 2018, the valuation allowance related to deferred tax assets was $116.4 million and $48.7 million, respectively.

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

            We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors. We have also utilized a bespoke adjusted Monte Carlo simulation discounted cash flow model to measure the fair value of restricted stock with market conditions granted to employees and directors. The stock-based compensation cost related to these valuations has been recognized on a straight line basis. These valuation models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $0.4 million, $2.6 million and $2.0 million for fiscal 2019, 2018 and 2017, respectively.

            Accounts Receivable and Allowance for Doubtful Accounts Receivable

            We maintain an allowance for doubtful accounts receivable related to our Financial inclusion and applied technologies and International transaction-based activities segments with respect to sales or rental of hardware, support and maintenance services provided; or sale of licenses to customers; or the provision of transaction processing services to our customers; or our working capital financing provided.

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

Accounting for transactions following September 2019 Supreme Court ruling

            As discussed under Item 3-"Legal Proceedings- Challenge to Payment by SASSA of Additional Implementation Costs" the Supreme Court denied our appeal and we have recorded a liability of $34.0 million as of June 30, 2019, comprising a revenue refund of $19.7 million (ZAR 277.6 million), and other expenses totaling $14.3 million (ZAR 201.8 million).

Other payables - accrual of implementation costs to be refunded to SASSA

            On September 30, 2019, the Supreme Court delivered its ruling in the matter, declining CPS' appeal and awarding costs against CPS. CPS is liable to repay SASSA ZAR 317.0 million, plus interest from June 2014 to date of payment. As a result, we have recorded the liability at June 30, 2019, of $34.0 million (ZAR 479.4 million, translated at exchange rates applicable as of June 30, 2019, comprising a revenue refund of $19.7 million (ZAR 277.6 million), accrued interest of $11.4 million (ZAR 161.0 million), unclaimed indirect taxes of $2.8 million (ZAR 39.4 million) and estimated costs of $0.1 million (ZAR 1.4 million)).

            We are discussing further legal steps with our counsel. Management does not agree with the findings of the Supreme Court and may appeal the matter with the Constitutional Court. While management believes that its arguments in defense of the matter have merit, it has had to apply its judgment, including the fact that both the High Court and the Supreme Court have ruled against CPS, to determine whether to record a liability as of June 30, 2019. If management determines to further appeal the matter, it is unable to predict (a) whether the Constitutional Court will hear the matter, or (b) if they do hear the matter, the outcome of those additional proceedings.

            While management does not agree with the Supreme Court ruling, we respect the rule of law in South Africa, and will discharge our legal obligations as mandated under South African law as they fall due once all available legal process available to us have been exhausted. We considered the High Court and Supreme Court rulings and the uncertainty regarding the further appeal process in our assessment that it is probable that an amount will need to be refunded to SASSA, although this is not an admission that our legal arguments do not have merit. This, taken together with the rulings that specify a quantifiable amount payable to SASSA, formed the basis for the accrual of the liability of $34.0 million as of June 30, 2019.

Revenue - variation in transaction price following September 2019 Supreme Court ruling

            Management considers a component of the $34.0 million to be refunded to SASSA, specifically the ZAR 277.6 million ($19.7 million) of revenue recorded in fiscal 2014 related to a June 2012 agreement, to be a variation in the price charged to SASSA under our February 2012 SASSA contract. Even though it is an involuntary refund to be paid to SASSA, the Supreme Court ruled that we were not entitled to charge SASSA for the additional enrolments performed because, in the courts view, the February 2012 contract contained all the performance obligations and pricing parameters related to the enrolment of all beneficiaries, and not just cardholder recipients, and we should not have sought a recovery of implementation costs in fiscal 2014 from SASSA for the additional enrolment services provided under the June 2012 agreement. As noted above, management does not agree with the findings of the courts and has had to exercise its judgment in determining whether the reversal of revenue represents a price variation (accounted for as a reduction in revenue in fiscal 2019) or a nonreciprocal transfer.

Recent Accounting Pronouncements

            Recent accounting pronouncements adopted

            Refer to Note 2 of our audited consolidated financial statements for a full description of recent accounting pronouncements, including the dates of adoption and effects on financial condition, results of operations and cash flows.

            Recent accounting pronouncements not yet adopted as of June 30, 2019

            Refer to Note 2 of our audited consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2019, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

            Actual Exchange Rates

            The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2019	2018	2017
ZAR : $ average exchange rate	14.1926	12.8557	13.6147
Highest ZAR : $ rate during period	15.4335	14.4645	14.8114
Lowest ZAR : $ rate during period	13.1528	11.5526	12.4379
Rate at end of period	14.0840	13.7255	13.0535

KRW : $ average exchange rate	1,135	1,098	1,141
Highest KRW : $ rate during period	1,195	1,156	1,210
Lowest KRW : $ rate during period	1,108	1,056	1,092
Rate at end of period	1,156	1,114	1,144

            Translation Exchange Rates

            We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2019, 2018 and 2017, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 2	June 30,
	2019	2018	2017
Income and expense items: $1 = ZAR	14.2688	12.6951	13.6182
Income and expense items: $1 = KRW	1,136	1,095	1,146

Balance sheet items: $1 = ZAR	14.0840	13.7255	13.0535
Balance sheet items: $1 = KRW	1,156	1,114	1,144

Results of Operations

            The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with U.S. GAAP. We analyze our results of operations both in U.S. dollars, as presented in the audited consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our results and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

            Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our audited consolidated financial statements is included in Note 21 to those statements.

            We consolidated DNI for the first nine months of fiscal 2019 and accounted for it using the equity method from April 1, 2019. DNI is accounted for as an equity-accounted investment for 11 months of fiscal 2018. Fiscal 2017 includes Masterpayment Financial Services Limited, or Ceevo FS, from November 1, 2016 and Pros Software from October 1, 2016. Refer also to Note 3 to the audited consolidated financial statements.

            Fiscal 2019 Compared to Fiscal 2018

            The following factors had an influence on our results of operations during fiscal 2019 as compared with the same period in the prior year:

  Decline in revenue: Our revenues declined 30% in ZAR primarily due to the expiration of our SASSA contract, a significant decline in EPE account numbers driven by SASSA’s auto-migration of accounts to SAPO, a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, and lower contribution from KSNET, but partially offset by the inclusion of DNI for three quarters;
  Significant operating losses: Lower revenue, coupled with a high-fixed cost infrastructure and write-downs due to limited recoverability of dues from customers, resulted in a significant operating loss. During February 2019, we accelerated a restructuring of our South African operations to bring our cost structure in-line with our current customer base and were successful in reaching EBITDA breakeven in the month of July 2019. We incurred $6.3 million in retrenchment costs during fiscal 2019;
  Interest expense: Net interest expense increased due to lower average cash balances and higher short-term borrowing to fund ATMs, partially offset by the early settlement of long-term debt in May 2019;
  Non-cash losses, impairments and fair-value adjustments: We incurred a $5.8 million non-cash loss on our partial disposal of DNI, impairment losses of $19.7 million, a fair value adjustment loss of $167.5 million for Cell C and a $12.8 million impairment of our Cedar Cellular note;
  Implementation costs to be refunded to SASSA of $34.0 million: We recorded an accrual of $34.0 million related to the September 2019 Supreme Court ruling comprising a revenue refund of $19.7 million (ZAR 277.6 million), accrued interest of $11.4 million (ZAR 161.0 million), unclaimed indirect taxes of $2.8 million (ZAR 39.4 million) and estimated costs of $0.1 million (ZAR 1.4 million)); and
  Adverse foreign exchange movements: The U.S. dollar appreciated 12% against the ZAR and 4% against the KRW during fiscal 2019, which adversely impacted our reported results.

                     Consolidated overall results of operations

            This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

            The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Year ended June 30,
	2019(A)	2018(A)(B)
		(As
		restated)	$%
	$ ’000	$ ’000	change
Revenue	360,990	612,889	(41%	)
Cost of goods sold, IT processing, servicing and support	215,348	304,536	(29%	)
Selling, general and administration	202,056	193,003	(5%	)
Depreciation and amortization	37,349	35,484	5%
Impairment loss	19,745	20,917	(6%	)
Operating (loss) income	(113,508)	58,949	nm
Change in fair value of equity securities .	(167,459)	32,473	nm
Loss on disposal of DNI	5,771	-	nm
Interest income	7,229	17,885	(60%	)
Interest expense	10,724	8,941	20%
Impairment of Cedar Cellular note	12,793		nm
(Loss) income before income tax expense	(303,026)	100,366	nm
Income tax expense	3,725	48,597	(92%	)
Net (loss) income before earnings from equity-accounted investments	(306,751)	51,769	nm
Earnings from equity-accounted investments	1,482	11,597	nm
Net (loss) income	(305,269)	63,366	nm
Continuing	(307,959)	60,975	nm
Discontinued	2,690	2,391	13%
Less (Add) net income (loss) attributable to non-controlling interest	2,349	(880)	nm
Continuing	(1,352)	(880)	nm
Discontinued	3,701	-	nm
Net (loss) income attributable to us	(307,618)	64,246	nm
Continuing	(306,607)	61,752	nm
Discontinued	(1,011)	2,391	(142%	)

(A)	Refer to Note 3 to the audited consolidated financial statements for discontinued operations disclosures.
(B)	Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

	In South African Rand
Table 4	(U.S. GAAP)
	Year ended June 30,
	2019(A)	2018(A)(B)
		(As
		restated)	$%
	ZAR ’000	ZAR ’000	change
Revenue	5,151,147	7,780,687	(34%	)
Cost of goods sold, IT processing, servicing and support	3,072,908	3,866,114	(21%	)
Selling, general and administration	2,883,239	2,450,193	18%
Depreciation and amortization	532,951	450,473	18%
Impairment loss	281,751	265,544	6%
Operating (loss) income	(1,619,702)	748,363	nm
Change in fair value of equity securities	(2,389,556)	412,248	nm
Loss on disposal of DNI	82,349	-	nm
Interest income	103,154	227,052	(55%	)
Interest expense	153,026	113,507	35%
Impairment of Cedar Cellular note	182,549	-	nm
(Loss) income before income tax expense	(4,324,028)	1,274,156	nm
Income tax expense	53,154	616,943	(91%	)
Net (loss) income before earnings from equity-accounted investments	(4,377,182)	657,213	nm
Earnings from equity-accounted investments	21,147	147,225	nm
Net (loss) income	(4,356,035)	804,438	nm
Continuing	(4,394,420)	774,084	nm
Discontinued	38,385	30,354	26%
Less (Add) net income (loss) attributable to non-controlling interest	33,519	(11,172)	nm
Continuing	(19,292)	(11,172)	nm
Discontinued	52,811	-	nm
Net (loss) income attributable to us	(4,389,554)	815,610	nm
Continuing	(4,375,128)	785,256	nm
Discontinued	(14,426)	30,354	nm

(A)	Refer to Note 3 to the audited consolidated financial statements for discontinued operations disclosures.
(B)	Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

            The decrease in revenue was primarily due to lower contributions received from our South African operations as a result of the end of our CPS contract with SASSA, which also resulted in fewer SASSA Grindrod-account grant recipients using the South African National Payment System to access their grants; the reversal of revenue of $19.7 million (ZAR 277.6 million) following the September 2019 Supreme Court ruling; the loss of our EPE account holders resulting in lower transaction fees; fewer prepaid airtime and value-added services sales; decreases in our insurance and lending activities and lower revenue contributions from South Korea and IPG; which was partially offset by the inclusion of DNI and higher fee and transaction income from our ATM offerings.

            The decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transaction costs incurred by us and fewer prepaid airtime sales, which was partially offset by the inclusion of DNI and expenses to support and expand our EPE and ATM offerings. Our fiscal 2019 expense also included certain committed fixed and variable costs (including security, vehicle-related expenditures, banking fees and other transaction costs) that relate to the maintenance and expansion of our financial inclusion initiatives. SASSA’s actions to convert grant recipients to the new SAPO account, often unilaterally and without the recipient’s consent, resulted in us incurring certain expenses without any associated significant revenue generated from these activities. For instance, for a period during the year we deployed our mobile payment infrastructure into areas in which we believed that EPE accountholders would utilize our infrastructure, however these individuals did not use the infrastructure because they were auto-migrated to new SAPO accounts.

            In ZAR, the increase in selling, general and administration expense was primarily due to an increase in our allowance for doubtful finance loans receivable of approximately $28.8 million (ZAR 411.0 million), additional costs recorded related to the September 2019 Supreme Court ruling of $14.3 million (ZAR 201.8 million), the inclusion of DNI, payment of $6.3 million (ZAR 88.5 million) of retrenchment packages, an increase in costs at IPG as part of its restructuring and re-establishment initiatives. Fiscal 2019 expenses also included committed fixed and variable costs (including premises and staff costs) that related to the maintenance and expansion of our financial inclusion initiatives. Fiscal 2018 included the impact of an allowance for doubtful Mastertrading working capital finance receivables of $7.8 million and a $4.6 million non-cash loss on re-measurement of the previously held equity interest in DNI upon acquisition.

            Depreciation and amortization increased primarily due to the amortization of acquired intangible assets related to the DNI acquisition, partially offset by an increase in the number of tangible assets that became fully depreciated.

            During fiscal 2019, we recognized an impairment loss of approximately $19.7 million, which included $7.0 million related to entire amount of IPG goodwill, $6.2 million primarily related to the impairment of goodwill recognized pursuant to the 2004 Aplitec transaction and $5.3 million related to DNI customer relationships. We reviewed and impaired goodwill allocated to T24 given the lower than expected revenues, profits and cash flows generated by T24 following the consolidation and restructuring of IPG over the period through December 2018, which resulted in several business lines being terminated or meaningfully reduced. We also reviewed certain customer relationships identified as part of our acquisition of DNI for impairment because Cell C recently entered into a roaming arrangement with another South African mobile telecommunications network provider which will extend Cell C’s network coverage and this arrangement impacted the identified customer relationship recognized. As a consequence, we recorded an impairment loss of $5.3 million related to a portion of the customer relationship. Refer to Notes 3 and 10 of our audited consolidated financial statements for additional information regarding the impairment losses.

            During fiscal 2018, we reviewed for impairment the goodwill identified and recognized pursuant to the Masterpayment and Masterpayment Financial Services acquisitions in April 2016 and November 2017, respectively, due to uncertainty surrounding the timing and amount of future net cash inflows following changes in the business strategy. As a consequence of this review, our 2018 impairment loss of $20.9 million included an impairment loss of approximately $19.9 million related to the entire carrying value of this goodwill acquired.

          Our operating (loss) income margin for fiscal 2019 and 2018 was (31.4%) and 9.6% respectively. We discuss the components of operating income margin under "-Results of operations by operating segment." Our fiscal 2019 operating loss margin resulted from lower revenue, the impact of the September 2019 Supreme Court ruling, an increase in our allowance for doubtful finance loans receivable, impairment losses and losses incurred running our financial inclusion infrastructure. Our fiscal 2019 operating loss margin was (14.0%) excluding the impact of the September 2019 Supreme Court ruling, the $19.7 million impairment losses and the $6.3 million in retrenchment costs incurred. Our fiscal 2018 operating margin was 14.6% excluding the $20.9 million impairment loss, the $7.8 million allowance for doubtful finance loans receivable, the $4.6 million DNI re-measurement and the $2.5 million South Korean indirect tax refund.

            The change in fair value of equity securities represents a non-cash fair value adjustment (loss) gain related to Cell C of $(167.5 million) and $32.5 million during fiscal 2019 and 2018, respectively. The fiscal 2019 adjustment was caused by current challenges faced by Cell C’s business. Refer to Note 7 of our audited consolidated financial statements for the methodology and inputs used in the fair value calculation.

            We recognized a non-cash loss of $5.8 million in fiscal 2019 related to the reduction in our equity holding in DNI from 55% to 30% during that year.

            Interest on surplus cash decreased to $7.3 million (ZAR 103.1 million) from $17.9 million (ZAR 227.1 million), due primarily to the lower average daily ZAR cash balances resulting from our significant investments over the last two years as well as cash utilized to fund operating losses in the South African operations during fiscal 2019.

            Interest expense increased to $10.7 million (ZAR 153.0 million) from $8.9 million (ZAR 113.5 million), due to increased borrowings which we obtained to partially fund our strategic investments and fund our ATMs, which was partially offset by a reduction in our long-term South African debt. Interest expense for fiscal 2018 included interest on our South Korean debt, which was fully repaid in October 2017.

            We recorded an impairment loss of $12.8 million related to our Cedar Cellular note as discussed in Note 9 of our audited consolidated financial statements.

            Fiscal 2019 tax expense was $3.7 million (ZAR 53.2 million) compared to $48.6 million (ZAR 616.9 million) in fiscal 2018. Our effective tax rate was adversely impacted by the valuation allowances created related to the deferred tax assets recognized in respect of net operating losses incurred by our South African businesses, the non-deductible impairment losses, the DNI disposal losses, and other non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility. The deferred tax impact of the change in the fair value of our investment in Cell C also impacted the effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. During fiscal 2019, we reversed the entire deferred tax liability of approximately $6.1 million recorded as of June 30, 2018, as a result of decrease in the carrying value of Cell C to below the initial cost. In addition, the June 30, 2019, carrying value of our investment in Cell C is less than its initial cost which results in a capital gains tax benefit for tax purposes. However, we do not expect to realize any significant capital gains in the foreseeable future and have provided a valuation allowance of $31.7 million related to this capital gains tax benefit deferred tax asset. Our effective tax rate for fiscal 2018 was 48.4% and higher than the South African statutory rate as a result of an impairment loss, a valuation allowance related to an allowance for doubtful working capital finance receivables created, the DNI re-measurement loss on acquisition, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law.

            DNI was consolidated during the first three quarters of fiscal 2019, which adversely impacted our (loss) earnings from equity-accounted investments during fiscal 2019 because the contribution from DNI was excluded from such line item during the majority of fiscal 2019. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter.

Table 5	Year ended June 30,
	2019	2018A
		(as
		restated)	$ %
	$’000	$ ’000	change
Bank Frick	(1,542)	(606)	154%
Share of net income	1,109	201	452%
Amortization of intangible assets, net of deferred tax	(567)	(403)	41%
Other	(2,084)	(404)	416%
DNI	865	7,005	nm
Share of net income	1,380	9,510	nm
Amortization of intangible assets, net of deferred tax	(515)	(2,505)	nm
Finbond	2,828	5,194	(46%	)
Other	(669)	4	nm
Earnings from equity accounted investments	1,482	11,597	nm

(A)	Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

                     Results of operations by operating segment

            The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 6	In U.S. Dollars (U.S. GAAP)
	Year ended June 30,
	2019	% of		2018	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	96,038	27%		268,047	44%		(64%	)
International transaction processing	148,268	41%		180,027	29%		(18%	)
Financial inclusion and applied technologies	146,184	40%		221,906	36%		(34%	)
Continuing	89,847	24%		221,906	36%		(60%	)
Discontinued	56,337	16%		-	-		nm
Subtotal: Operating segments	390,490	108%		669,980	109%		(42%	)
Corporate/Eliminations and intersegment eliminations	(29,500)	(8%	)	(57,091)	(9%	)	(48%	)
Consolidated revenue	360,990	100%		612,889	100%		(41%	)
Continuing	304,653	84%		612,889	100%		(50%	)
Discontinued	56,337	16%		-	-		nm
Operating (loss) income:
South African transaction processing	(30,771)	27%		42,796	73%		nm
International transaction processing	2,837	(2%	)	(12,478)	(21%	)	nm
Financial inclusion and applied technologies	(14,758)	13%		55,372	94%		nm
Continuing	(39,158)	34%		55,372	94%		nm
Discontinued	24,400	(21%	)	-	-		nm
Subtotal: Operating segments	(42,692)	38%		85,690	146%		nm
Corporate/Eliminations	(70,816)	62%		(26,741)	(46%	)	165%
Continuing	(58,097)	51%		(22,127)	(38%	)	163%
Discontinued	(12,719)	11%		(4,614)	(8%	)	nm
Consolidated operating (loss) income	(113,508)	100%		58,949	100%		nm
Continuing	(125,189)	110%		63,563	108%		nm
Discontinued	11,681	(10%	)	(4,614)	(8%	)	nm

Table 7	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2019			2018
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	1,370,414	27%		3,402,883	44%		(60%	)
International transaction processing	2,115,710	41%		2,285,461	29%		(7%	)
Financial inclusion and applied technologies	2,085,973	40%		2,817,119	36%		(26%	)
Continuing	1,282,072	24%		2,817,119	36%		(54%	)
Discontinued	803,901	16%		-	-		nm
Subtotal: Operating segments	5,572,097	108%		8,505,463	109%		(34%	)
Corporate/Eliminations and intersegment eliminations	(420,950)	(8%	)	(724,776)	(9%	)	(42%	)
Consolidated revenue	5,151,147	100%		7,780,687	100%		(34%	)
Continuing	4,347,246	84%		7,780,687	100%		(44%	)
Discontinued	803,901	16%		-	-		nm
Operating (loss) income:
South African transaction processing	(439,087)	27%		543,299	73%		nm
International transaction processing	40,483	(2%	)	(158,409)	(21%	)	nm
Financial inclusion and applied technologies	(210,589)	13%		702,953	94%		nm
Continuing	(558,765)	34%		702,953	94%		nm
Discontinued	348,176	(21%	)	-	-		nm
Subtotal: Operating segments	(609,193)	38%		1,087,843	146%		nm
Corporate/Eliminations	(1,010,509)	62%		(339,480)	(46%	)	198%
Continuing	(829,015)	51%		(280,905)	(38%	)	195%
Discontinued	(181,494)	11%		(58,575)	(8%	)	nm
Consolidated operating (loss) income	(1,619,702)	100%		748,363	100%		nm
Continuing	(1,786,384)	110%		806,938	108%		nm
Discontinued	166,682	(10%	)	(58,575)	(8%	)	nm

                     South African transaction processing

            The decrease in segment revenue and operating income was primarily due to the substantial decrease in the number of SASSA grant recipients paid under our SASSA contract as the contract expired at the end of the first quarter of fiscal 2019. Our revenue and operating income was also adversely impacted by the significant reduction in the number of SASSA grant recipients with SASSA-branded cards linked to Grindrod bank accounts as well as a lower number of EPE accounts. These decreases in revenue and operating income were partially offset by higher transaction revenue as a result of increased usage of our ATMs and EasyPay. Operating income for this operating segment for fiscal 2019 included a $1.1 million impairment loss and retrenchment costs of $4.7 million (ZAR 65.9 million).

            Our operating (loss) income margin for fiscal 2019 and 2018 was (32.0%) and 16.0%, respectively. Excluding the impairment loss of $1.1 million and restructuring costs of $4.7 million, the segment operating loss and operating loss margin for fiscal 2019 were $24.9 million and (26.0%), respectively.

                     International transaction-based activities

            Segment revenue was lower during fiscal 2019, primarily due to a contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China processing activity, and lower KSNET revenue as a result of lower transaction values processed. Operating income during fiscal 2019 was adversely impacted by a $7.0 million impairment loss in respect of IPG. Operating income during fiscal 2018 was adversely impacted by a $19.9 million impairment loss, a Mastertrading allowance for doubtful working capital finance receivable of $7.8 million, and was positively impacted by an ad hoc refund of indirect taxes of $2.5 million in Korea. Excluding the combined impact of the impairment losses, the allowance for doubtful finance loans receivable and the ad hoc tax refund, operating income during fiscal 2019 was lower compared to fiscal 2018 due to a decrease in IPG revenues and ongoing losses at Masterpayment during fiscal 2019, but such decrease was partially offset by an improved contribution from KSNET primarily as a result of lower depreciation expense.

            IPG continues to work in close collaboration with Bank Frick and our other specialist departments to develop bespoke blockchain-based solutions, including a highly secure but easily accessible crypto-asset storage solution for crypto-asset investors and exchanges and incurred research and development expenses of approximately $1.4 million in fiscal 2019 related to this project.

            Operating (loss) income margin for fiscal 2019 and 2018 was 1.9% and (6.9%), respectively. Excluding the goodwill impairment, segment operating income and margin for fiscal 2019 were $9.8 million and 6.6%, respectively. Excluding the impairment loss, the Mastertrading allowance for doubtful working capital finance receivables and the ad hoc tax refund, segment operating income and margin for fiscal 2018 were $12.6 million and 7.0%, respectively.

                     Financial inclusion and applied technologies

            Segment revenue decreased primarily due to fewer prepaid airtime and value-added services sales, lower lending and insurance revenues, and a decrease in inter-segment revenues, partially offset by the consolidation and inclusion of DNI for the nine months to March 31, 2019. We reported an operating loss in fiscal 2019 compared with fiscal 2018, primarily due to the allowance for doubtful finance loans receivable of $23.4 million recognized in the second quarter, a $6.3 million impairment loss and expenses incurred to maintain and expand our financial service infrastructure, partially offset by the contribution from DNI. Operating loss for this operating segment for fiscal 2019 included retrenchment costs of $1.6 million (ZAR 22.6 million).

            Operating (loss) income margin for the Financial inclusion and applied technologies segment was (10.1%) and 25.0% during fiscal 2019 and 2018, respectively. Excluding the impairment loss of $6.3 million and restructuring costs of $1.6 million, the segment operating loss and operating loss margin for fiscal 2019 were ($6.9) million and (4.7%), respectively.

                     Corporate/ Eliminations

            Our corporate expenses generally include acquisition-related intangible asset amortization; expenses incurred related to acquisitions and investments pursued; expenditure related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; executive bonuses; stock-based compensation; legal fees; audit fees; directors and officer’s insurance premiums; and elimination entries.

            Our corporate expenses increased primarily due to the accrual of $14.3 million related to the September 2019 Supreme Court ruling, a $5.3 million impairment loss as well as higher acquired intangible asset amortization, non-employee director expenses, transaction-related expenditures and external service provider fees, and were partially offset by the reversal of stock-based compensation charges of $1.9 million related to forfeiture of awards. Corporate/ Eliminations for fiscal 2019, also includes the impact of the reversal of revenue related to the September 2019 Supreme Court ruling. Our corporate expenses for fiscal 2018 include a $0.5 million profit related to the sale of XeoHealth and a $4.6 million non-cash loss on re-measurement of the previously held equity interest in DNI.

            Fiscal 2018 Compared to Fiscal 2017

            The following factors had an influence on our results of operations during fiscal 2018 as compared with the same period in the prior year:

  Decline in revenue: Our revenues declined 6% in ZAR primarily due to the payment of 82% fewer grant recipients during the fourth quarter of fiscal 2018, being only those recipients paid at cash pay points as per the Constitutional Court order of March 23, 2018, but partially offset by EPE revenue and operating income growth driven primarily by the expansion of our customer base and increased utilization of our ATM infrastructure and volume growth in our lending and insurance activities during fiscal 2018 coupled with operating efficiencies, which resulted in an improved contribution to our financial inclusion revenue and operating income;
  Decrease in operating income: Lower revenue, coupled with an increase in our allowance for doubtful working capital finance receivables, a non-cash loss on re-measurement of the previously held equity interest in DNI upon acquisition, the impact of October 2017 annual salary increases for our South African employees, an increase in our allowance for doubtful microlending finance loans receivable, and an increase in goods and services purchased from third parties, resulted in lower operating income compared with in fiscal 2017;
  Non-cash losses, impairments and fair-value adjustments: During fiscal 2018 we incurred impairment losses of $20.9 million related to the impairment of goodwill, an allowance for credit losses related to doubtful working capital finance receivables of $7.8 million, a $4.6 million non-cash loss on re-measurement of the previously held equity interest in DNI, and a fair value adjustment gain of $32.5 million for Cell C; and
  Adverse foreign exchange movements: The U.S. dollar depreciated by 7% against the ZAR and 4% against the KRW during fiscal 2018 compared with fiscal 2017, which positively impacted our reported results.

                     Consolidated overall results of operations

            This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

            The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 8	(U.S. GAAP)
	Year ended June 30,
	2018(A)(B)	2017(A)(B)
		(As
		restated)	%
	’000	’000	change
Revenue	612,889	610,066	0%
Cost of goods sold, IT processing, servicing and support	304,536	292,383	4%
Selling, general and administration	193,003	179,262	8%
Depreciation and amortization	35,484	41,378	(14%	)
Impairment loss	20,917	-	nm
Operating income	58,949	97,043	(39%	)
Change in fair value of equity securities	32,473	-	nm
Interest income	17,885	20,897	(14%	)
Interest expense	8,941	3,484	157%
Income before income tax expense	100,366	114,456	(12%	)
Income tax expense	48,597	42,506	14%
Net income before earnings from equity-accounted investments	51,769	71,950	(28%	)
Earnings from equity-accounted investments	11,597	2,814	312%
Net income	63,366	74,764	(15%	)
Continuing	60,975	74,648	(18%	)
Discontinued	2,391	-	nm
(Add) Less net (loss) income attributable to non-controlling interest	(880)	1,694	(152%	)
Continuing	(880)	1,694	(152%	)
Discontinued	-	-	nm
Net income attributable to us	64,246	73,070	(12%	)
Continuing	61,752	73,070	(15%	)
Discontinued	2,391	-	nm

(A)	Refer to Note 3 to the audited consolidated financial statements for discontinued operations disclosures.
(B)	Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

	In South African Rand
Table 9	(U.S. GAAP)
	Year ended June 30,
	2018(A)(B)	2017(A)(B)
		(As
		restated)	%
	ZAR ’000	ZAR ’000	change
Revenue	7,780,687	8,308,001	(6%	)
Cost of goods sold, IT processing, servicing and support	3,866,114	3,981,730	(3%	)
Selling, general and administration	2,450,193	2,441,226	0%
Depreciation and amortization	450,473	563,493	(20%	)
Impairment loss	265,544	-	nm
Operating income	748,363	1,321,552	(43%	)
Change in fair value of equity securities	412,248	-	nm
Interest income	227,052	284,580	(20%	)
Interest expense	113,507	47,446	139%
Income before income tax expense	1,274,156	1,558,686	(18%	)
Income tax expense	616,943	578,855	7%
Net income before earnings from equity-accounted investments	657,213	979,831	(33%	)
Earnings from equity-accounted investments	147,225	38,322	284%
Net income	804,438	1,018,153	(21%	)
Continuing	774,084	1,018,153	(24%	)
Discontinued	30,354	-	nm
(Add) Less net (loss) income attributable to non-controlling interest	(11,172)	23,069	(148%	)
Continuing	(11,172)	23,069	(148%	)
Discontinued	-	-	nm
Net income attributable to us	815,610	995,084	(18%	)
Continuing	785,256	995,084	(21%	)
Discontinued	30,354	-	nm

(A)	Refer to Note 3 to the audited consolidated financial statements for discontinued operations disclosures.
(B)	Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

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

            Our selling, general and administration expense increased primarily due to an increase in our allowance for doubtful working capital finance receivables of $7.8 million, a $4.6 million non-cash loss on re-measurement of the previously held equity interest in DNI upon acquisition, the impact of October 2017 annual salary increases for our South African employees, an increase in our allowance for doubtful microlending finance loans receivable, and an increase in goods and services purchased from third parties. These increases were partially offset by lower agent incentive costs paid in Korea due to weaker trading conditions in fiscal 2018, lower executive remuneration and fewer transaction related expenses in fiscal 2018. In fiscal 2017, our selling, general and administration expense included an $8.0 million separation payment to our former chief executive officer, a $3.8 million allowance for credit losses related to a specific customer, and a $1.8 million reversal of stock-based compensation charges related to awards of restricted stock with performance conditions.

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

            Fiscal 2018 tax expense was $48.6 million (ZAR 616.9 million) compared to $42.5 million (ZAR 578.9 million) in fiscal 2017. Our effective tax rate for fiscal 2018 was 48.4% and higher than the South African statutory rate as a result of an impairment loss, a valuation allowance related to an allowance for doubtful working capital finance receivables created, the DNI re-measurement loss on acquisition, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law. Our effective tax rate for the fiscal 2017 was 37.1% and higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax attributable to distributions from our South African subsidiary.

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

Table 10	Year ended June 30,
	2018A	2017A
	(as	(as
	restated)	restated)	$ %
	$ ’000	$ ’000	change
DNI	7,005	-	nm
Share of net income	9,510	-	nm
Amortization of intangible assets, net of deferred tax	(2,505)	-	nm
Bank Frick	(606)	-	nm
Share of net income	201	-	nm
Amortization of intangible assets, net of deferred tax	(403)	-	nm
Other	(404)	-	nm
Finbond	5,194	2,653	96%
Other	4	161	nm
Earnings from equity accounted investments	11,597	2,814	nm

(A)	Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

                     Results of operations by operating segment

            The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 11	In U.S. Dollars (U.S. GAAP)
	Year ended June 30,
	2018	% of		2017	% of		%
Operating Segment	$ ’000	total		$’000	total		change
Revenue:
South African transaction processing	268,047	44%		249,144	41%		8%
International transaction processing	180,027	29%		176,729	29%		2%
Financial inclusion and applied technologies	221,906	36%		235,901	39%		(6%	)
Continuing	221,906	36%		235,901	39%		(6%	)
Discontinued	-	-		-	-		-
Subtotal: Operating segments	669,980	109%		661,774	109%		1%
Intersegment eliminations	(57,091)	(9%	)	(51,708)	(9%	)	10%
Consolidated revenue	612,889	100%		610,066	100%		-
Continuing	612,889	100%		610,066	100%		-
Discontinued	-	-		-	-		-
Operating income (loss):
South African transaction processing	42,796	73%		59,309	61%		(28%	)
International transaction processing	(12,478)	(21%	)	13,705	14%		nm
Financial inclusion and applied technologies	55,372	94%		57,785	60%		(4%	)
Continuing	55,372	94%		57,785	60%		(4%	)
Discontinued		-			-		-
Subtotal: Operating segments	85,690	146%		130,799	135%		(34%	)
Corporate/Eliminations	(26,741)	(46%	)	(33,756)	(35%	)	(21%	)
Continuing	(22,127)	(38%	)	(33,756)	(35%	)	(34%	)
Discontinued	(4,614)	(8%	)	-	-		nm
Consolidated operating income (loss)	58,949	100%		97,043	100%		(39%	)
Continuing	63,563	108%		97,043	100%		(35%	)
Discontinued	(4,614)	(8%	)	-	-		nm

Table 12	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2018			2017
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	3,402,883	44%		3,392,893	41%		-
International transaction processing	2,285,461	29%		2,406,731	29%		(5%	)
Financial inclusion and applied technologies	2,817,119	36%		3,212,547	39%		(12%	)
Continuing	2,817,119	36%		3,212,547	39%		(12%	)
Discontinued	-	-		-	-		-
Subtotal: Operating segments	8,505,463	109%		9,012,171	109%		(6%	)
Intersegment eliminations	(724,776)	(9%	)	(704,170)	(9%	)	3%
Consolidated revenue	7,780,687	100%		8,308,001	100%		(6%	)
Continuing	7,780,687	100%		8,308,001	100%		(6%	)
Discontinued	-	-		-	-		-
Operating income (loss):
South African transaction processing	543,299	73%		807,682	61%		(33%	)
International transaction processing	(158,409)	(21%	)	186,637	14%		nm
Financial inclusion and applied technologies	702,953	94%		786,928	60%		(11%	)
Continuing	702,953	94%		786,928	60%		(11%	)
Discontinued	-	-		-	-		-
Subtotal: Operating segments	1,087,843	146%		1,781,247	135%		(39%	)
Corporate/Eliminations	(339,480)	(46%	)	(459,696)	(35%	)	(26%	)
Continuing	(280,905)	(38%	)	(459,696)	(35%	)	(39%	)
Discontinued	(58,575)	(8%	)	-	-		nm
Consolidated operating income (loss)	748,363	100%		1,321,551	100%		(43%	)
Continuing	806,938	108%		1,321,551	100%		(39%	)
Discontinued	(58,575)	(8%	)	-	-		nm

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

                     International transaction-based activities

            Segment revenue was higher during fiscal 2018 due to an increase in processing activities, particularly related to Masterpayment’s cryptocurrency processing launched in December 2017, partially offset by the ongoing impact of regulatory changes in South Korea on KSNET’s revenue. Operating income during fiscal 2018 was lower due to an impairment loss of $19.9 million in respect of Masterpayment, an increase in our allowance for doubtful working capital finance receivable of $7.8 million and a decrease in profitability at KSNET, partially offset by an ad hoc refund of indirect taxes of $2.5 million in Korea. Operating income during fiscal 2017 included an allowance for doubtful working capital finance receivable of $3.8 million and a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation in Korea that was finalized.

            Operating income margin for fiscal 2018 and 2017 was (6.9%) and 7.8%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables, the impairment loss and the indirect taxes refund received, segment operating income and margin for fiscal 2018 were $12.6 million and 7.0%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables and the refund received, segment operating income and margin for fiscal 2017 were $16.7 million and 9.4% respectively.

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

            Operating income margin for the Financial inclusion and applied technologies segment for fiscal 2018 and 2017 was 25.0% and 24.5%, respectively, and was impacted by fewer low margin prepaid product sales, increased revenue from our insurance business, the introduction of a monthly account fee and an increase in inter-segment revenues, partially offset by annual salary increases granted to our South African employees and inflationary cost pressures.

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

Liquidity and Capital Resources

            At June 30, 2019, our cash and cash equivalents were $46.1 million and comprised of KRW-denominated balances of KRW 30.1 billion ($26.1 million), ZAR-denominated balances of ZAR 184.3 million ($13.1 million), U.S. dollar-denominated balances of $2.4 million, and other currency deposits, primarily Botswana pula, of $4.5 million, all amounts translated at exchange rates applicable as of June 30, 2019. The decrease in our unrestricted cash balances from June 30, 2018, was primarily due to significantly weaker trading activities, scheduled debt repayments, dividend payments to non-controlling interests and capital expenditures, which was partially offset by cash dividends received from DNI and a decrease in our South African lending book.

            We generally invest any surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and any surplus cash held by our non-South African companies in U.S. dollar denominated money market accounts. We have invested surplus cash in Korea in KRW-denominated short-term investment accounts at Korean banking institutions.

            Historically, we have financed most of our operations, research and development, working capital, and capital expenditures, as well as acquisitions and strategic investments, through internally generated cash and our financing facilities. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. Recently, we have been required to utilize our short-term financing facilities to fund our daily cash requirements as we adapt to the expiration of the SASSA contract in September 2018 and the transition of our business model. The board is actively managing our liquidity in the light of the significant changes underway in our business.

            Consideration of going concern

            Accounting guidance requires our management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after our audited consolidated financial statements are issued. Our management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern including the risk that we will be unable to:

  deliver all or a substantial part of the financial results forecast in our fiscal 2020 budget;
  retain our existing borrowings and facilities, as described below and in Note 12 of our audited consolidated financial statements, or obtain additional borrowings and facilities on commercially reasonable terms;
  arrive at a commercial settlement with SASSA, given the September 30, 2019, Supreme Court ruling regarding the repayment of the additional implementation costs received back to SASSA (refer Note 13 of our audited consolidated financial statements) and the ongoing dispute we have with SASSA over fees due for the six-month contract extension period in accordance with National Treasury’s recommendation (refer Note 2—Revenue recognition—Significant judgments and estimates of our audited consolidated financial statements);

  dispose of all or a portion of our remaining 30% interest in DNI. DNI’s operations are also significantly dependent on Cell C because it is the largest distributor of Cell C starter packs in South Africa. Therefore, the inability of Cell C to continue to operate through the next 12 months could also have an adverse impact on DNI’s operations; or
  dispose of investments in order to realize sufficient cash flows.

            Our management has implemented a number of plans to alleviate the substantial doubt about our ability to continue as a going concern. These plans include disposing of certain non-core assets (refer to Note 3 of our audited consolidated financial statements for additional information regarding a call option granted to DNI), engaging FT Partners to advise on the KSNET business, and extending our existing borrowings used to fund our ATMs through September 2020. In addition, our management believes there are a number of mitigating actions it can pursue, including (i) limiting the expansion of our microlending finance loans receivable book in South Africa; (ii) implementing further cost cutting measures; (iii) commencing additional asset realizations; (iv) managing our capital expenditures; and (v) accessing alternative sources of capital (including through the issuance of additional shares of our common stock), in order to generate additional liquidity. Our management believes that these actions alleviate the substantial doubt referred to above and, therefore, has concluded that we remain a going concern.

            Available short-term borrowings

            We have a short-term South African credit facility with Nedbank of up to ZAR 450.0 million ($32.0 million), which is comprised of an overdraft facility of (i) up to ZAR 300 million ($21.3 million), which is further split into (a) a ZAR 250.0 million ($17.8 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.6 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($10.7 million), which include letters of guarantee, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund our ATMs is considered restricted cash. As of June 30, 2019, the interest rate on the overdraft facility was 9.10%, and was reduced to 8.85% on July 19, 2019, following a reduction in the South African repo rate. As of June 30, 2019, we had utilized approximately ZAR 82.9 million ($5.9 million) of our ZAR 250 million overdraft facility to fund ATMs and utilized none of our ZAR 50 million general banking facility. As of June 30, 2019, we had utilized approximately ZAR 93.6 million ($6.6 million) of the indirect and derivative facilities to support guarantees issued by Nedbank to various third parties on our behalf.

            We also have a short-term South African credit facility with RMB of ZAR 1.2 billion ($85.2 million) which may only be used to fund our ATMs in South Africa. As of June 30, 2019, the interest rate on the facility was 10.25% (South African prime) and was reduced to 10.00% on July 19, 2019, following a reduction in the South African repo rate. As of June 30, 2019, we had utilized approximately ZAR 1.0 billion ($69.6 million) of this facility.

            We have a short-term U.S. dollar-denominated overdraft facility with Bank Frick of $20.0 million. As of June 30, 2019, we had utilized approximately $9.5 million of this facility. The interest rate on the facility is 4.50% plus 3-month US dollar LIBOR and interest is payable on a quarterly basis. The 3-month US dollar LIBOR rate was 2.31988% on June 30, 2019. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice.

            We also have a one-year KRW 10 billion ($8.6 million) short-term overdraft facility from Hana Bank, a South Korean bank. The interest rate on the facilities is 1.984% plus 3-month CD rate. The CD rate as of June 30, 2019 was 1.780% . The facility expires in January 2020, however can be renewed. The facility is unsecured with no fixed repayment terms. As of June 30, 2019, we had not utilized this facility.

            Available long-term borrowings

            We have no available or outstanding long-term borrowings as of June 30, 2019.

            Restricted cash

            We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our audited statement of cash flows as of June 30, 2019, includes restricted cash of approximately $75.4 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our audited consolidated balance sheet.

            Settlement assets and settlement liabilities

            As a transaction processor we receive cash from:

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

            Cash flows from operating activities

            Net cash used in operating activities during fiscal 2019 was $4.5 million (ZAR 63.6 million) compared to net cash provided by operating activities of $132.3 million (ZAR 1.7 billion) for fiscal 2018. The decrease in cash provided is primarily due to significantly weaker trading activity during fiscal 2019 compared to 2018. During fiscal 2019 and 2018, we paid interest of $2.9 million related to our South African long-term borrowings.

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

            During fiscal 2019, we made a first provisional tax payment of $6.4 million (ZAR 92.0 million) and a second provisional tax payment of $0.8 million (ZAR 11.0 million) related to our 2019 tax year in South Africa. We also paid taxes totaling $4.7 million in other tax jurisdictions, primarily South Korea.

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

            Taxes paid during fiscal 2019, 2018 and 2017 were as follows:

Table 13	Year ended June 30,
	2019	2018	2017	2019	2018	2017
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000

First provisional payments	6,453	17,739	18,192	91,994	231,200	251,968
Second provisional payments	752	17,008	17,197	10,952	225,887	221,734
Taxation paid related to prior years	1,426	1,859	1,624	20,880	24,432	22,365
Taxation refunds received	(254)	(430)	(1,414)	(3,864)	(5,480)	(19,481)
Dividend withholding taxation		-	1,471		-	21,300
Total South African	8,377	36,176	37,070	119,962	476,039	497,886
Foreign, primarily South Korea	4,733	4,889	8,095	66,519	63,261	109,800
Total tax paid	13,110	41,065	45,165	186,481	539,300	607,686

            We expect to pay additional provisional payments in South Africa of approximately $0.8 million (ZAR 11.6 million translated at exchange rates applicable as of June 30, 2019) related to our 2019 tax year in the first quarter of fiscal 2020.

            Cash flows from investing activities

            During fiscal 2019, we paid approximately $9.4 million (ZAR 134.5 million), related to capital expenditures, primarily related to the acquisition of ATMs in South Africa and the expansion of our branch network. We also paid $2.5 million for a 50% interest in V2 Limited, acquired customer bases in DNI for $1.4 million, made a further equity contribution of $1.1 million to MobiKwik and received $1.0 million from Finbond related to the settlement of a ZAR 15.0 million loan outstanding.

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

            During fiscal 2017, we paid approximately $25.8 million for an approximate 13.5% interest in MobiKwik; provided a $10.0 million loan to Finbond; provided a $2.0 million loan to OneFi and paid approximately $2.9 million and $1.7 million, respectively, net of cash received, to acquire 100% of each of Ceevo FS and Pros Software’s ordinary shares. Fiscal 2017 includes capital expenditure of $11.2 million (ZAR 152.5 million), primarily for the acquisition of payment processing terminals in Korea. Our Korean capital expenditures have declined due to regulatory changes in South Korea, which prohibit the provision of payment equipment to the majority of merchants.

            Cash flows from financing activities

            During fiscal 2019, we utilized approximately $822.8 million from our overdraft facilities, primarily to fund our ATMs, and repaid $741.0 million of these facilities. We also utilized approximately $14.6 million of DNI’s revolving credit facility to lend funds to Cell C to finance the acquisition and/or requisition of telecommunication towers and other specific uses pre-approved by the lender. We also made scheduled South African debt facility payments of $31.8 million, repaid $4.9 million under DNI’s revolving credit facility and paid non-refundable origination fees of approximately $0.4 million related to the credit facilities. We also paid dividends of approximately $4.1 million to certain of our non-controlling interests, principally in DNI.

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

            During fiscal 2017, we sold 5 million shares of our common stock for $45.0 million and received approximately $2.9 million from the exercise of stock options. We also paid approximately $45.3 million to repurchase 4,407,360 shares of our common stock and also paid $0.5 million, on July 1, 2016, related to settlement of amounts outstanding related to the repurchases at the end of June 2016. We also made a $28.5 million unscheduled repayment of our Korean debt, made a scheduled $7.4 million Korean debt repayment, utilized approximately $0.8 million of our Korean borrowings to pay quarterly interest due and utilized approximately $16.2 million of our CHF facilities. In addition, we paid a guarantee fee of $1.1 million related to a guarantee issued by RMB and paid a dividend of approximately $2.1 million to certain of our non-controlling interests.

Contractual Obligations

            The following table sets forth our contractual obligations as of June 30, 2019:

Table 14	Payments due by Period, as of June 30, 2019 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Short-term borrowings	84,990	84,990	-	-	-
Operating lease obligations	10,304	6,010	3,776	518	-
Purchase obligations	3,479	3,479	-	-	-
Capital commitments	1,953	1,953	-	-	-
Other long-term obligations reflected on our
balance sheet (A)(B)	3,007	-	-	-	3,007
Total	103,733	96,432	3,776	518	3,007

(A)	– Includes policyholder liabilities of $2.5 million related to our insurance business. All amounts are translated at exchange rates applicable as of June 30, 2019.
(B)

– We have excluded cross-guarantees in the aggregate amount of $6.6 million issued as of June 30, 2019, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $7.5 million in V2 Limited, subject to the achievement of certain contractual conditions, and any obligations we may have under the DNI ZAR 200 million revolving credit facility.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements.

Capital Expenditures

            Capital expenditures for the years ended June 30, 2019, 2018 and 2017 were as follows:

Table 15	Year ended June 30,
	2019	2018	2017	2019	2018	2017
	$	$	$	ZAR	ZAR	ZAR
Operating Segment	’000	’000	’000	’000	’000	’000

South African transaction processing	3,590	3,988	2,473	51,269	51,269	33,669
International transaction processing	3,607	4,397	7,745	51,512	56,527	105,446
Financial inclusion and applied technologies	2,219	1,264	977	31,690	16,250	13,302
Consolidated total	9,416	9,649	11,195	134,471	124,046	152,417

            Our capital expenditures for fiscal 2019, 2018 and 2017, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

            All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2019, of $2.0 million related mainly to ATMs required to maintain and expand our operations. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2020 will also primarily relate to expanding our operations in South Africa.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We seek to manage our exposure to currency exchange, translation, interest rate, customer concentration, credit, and equity price and liquidity risks as discussed below.

            Currency Exchange Risk

            We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the U.S. dollar and the euro, on the other hand. We had no outstanding foreign exchange contracts as of June 30, 2019 and 2018, respectively.

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

            Interest Rate Risk

            As a result of our normal borrowing and lending activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash equivalents and have occasionally invested in marketable securities. The interest earned on our bank balances and short-term cash investments is dependent on the prevailing interest rates in the jurisdictions where our cash reserves are invested. During the year ended June 30, 2019, we repaid our long-term borrowings in full.

            We have short-term borrowings which attract interest at rates that fluctuate based on changes in benchmark interest rates such as the South Africa prime interest rate and LIBOR. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2019, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of June 30, 2019. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of June 30, 2019, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2019
Table 16				Estimated annual
	Annual			expected interest
	expected	Hypothetical		charge after
	interest	change in		hypothetical change in
	charge	South African		South African interest rate
	($ ’000)	interest rate		($ ’000)
Interest on South Africa short-term debt (South African prime interest rate)	7,278	1%		7,988
		(1%	)	6,568

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

            Equity Price Risk

            Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. As of June 30, 2019, we did not have any equity securities that were exchange-traded and held as available for sale. Historically, exchange-traded equity securities held as available for sale were expected to be held for an extended period of time and we were not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

            The market price of these exchange-traded equity securities may fluctuate for a variety of reasons and, consequently, the amount we may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

            Equity Liquidity Risk

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

            We have invested in approximately 29.0% of the issued share capital of Finbond which are exchange-traded equity securities, however, from April 1, 2016, we have accounted for them using the equity method. The fair value of these securities of $76.0 million as of June 30, 2019, represented approximately 11% of our total assets, including these securities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our audited consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-84 of this Annual Report on Form 10-K.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures

            Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to the material weakness in internal control over financial reporting as described below.

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

            Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of our officers and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our audited consolidated financial statements.

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

            Management’s Report on Internal Control Over Financial Reporting

            Management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and as described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2019.

            A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis

            We identified a material weakness in our internal control over financial reporting where the control over the review of the accounting for non-routine complex transactions did not operate effectively. As a result, the control did not operate effectively in determining the correct classification in the statement of operations of the $34.0 million accrual for the implementation costs to be refunded to SASSA following the September 30, 2019 Supreme Court ruling. Accordingly, the material weakness remains unremediated as of June 30, 2019.

            Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

            Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

            Remediation Plan and Status

            As previously disclosed, we have appointed a technical resource to review the accounting for non-routine complex transactions, and established an in-house accounting technical committee, to assist in the review of the accounting for all non-routine transactions, including assessing the appropriateness of the accounting treatment adopted. This technical committee also assesses the need to consult external experts on the accounting of non-routine transactions.

            We will test the ongoing operating effectiveness of the controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

            While we believe the steps taken to date and those planned for implementation have improved the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above, we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated October 25, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a going concern uncertainty.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

A material weakness in internal control over financial reporting results from the control over the accounting for non-routine complex transactions that did not operate effectively.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche
Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

October 25, 2019

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients & Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal TP Pillay Consulting *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *KL Hodson Financial Advisory *B Nyembe Responsible Business & Public Policy *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

ITEM 9B.  OTHER INFORMATION

            None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Information about our executive officers is set out in Part I, Item 1 under the caption “Information about our Executive Officers.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2019 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11.  EXECUTIVE COMPENSATION

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2019 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2019 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2019 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2019 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report 1. Financial Statements

The following financial statements are included on pages F-1 through F-84.

            2. Financial Statement Schedules

            Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

4.7	Description of registrant’s securities	X

10.1*	Form of Restricted Stock Agreement		10-K	10.13	August 23, 2012

10.2*	Form of Stock Option Agreement		10-K	10.14	August 23, 2012

10.3*	Form of Restricted Stock Agreement (non- employee directors)		10-K	10.15	August 23, 2012

10.4*	Form of Indemnification Agreement		10-K	10.32	August 25, 2016

10.5*	Form of non-employee director agreement		10-K	10.5	August 24, 2017

10.6*	Amended and Restated 2015 Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 2, 2015

10.7*	Service Agreement between KSNET, Inc. and Phil-Hyun Oh dated October 27, 2017		8-K	10.79	November 1, 2017

10.8*	Service Agreement between Net1 Applied Technologies Korea and Phil-Hyun Oh dated October 27, 2017		8-K	10.80	November 1, 2017

10.9*	Contract of Employment, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.80	March 1, 2018

10.10*	Restrictive Covenants Agreement, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.81	March 1, 2018

10.11*	Employment Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith	8-K	10.82	March 1, 2018

10.12*	Restrictive Covenants Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith	8-K	10.83	March 1, 2018

10.13	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited	S-4	10.1	February 3, 2004

10.14	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.	S-4	10.2	February 3, 2004

10.15	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association	S-1	10.12	May 26, 2005

10.16	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.	S-4/A	10.8	April 21, 2004

10.17	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards	S-4/A	10.10	April 21, 2004

10.18	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited	S-1	10.18	May 26, 2005

10.19	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited	S-1/A	10.16	July 19, 2005

10.20	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited	S-1	10.19	May 26, 2005

10.21	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited	S-1/A	10.19	July 19, 2005

10.22	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited	S-1/A	10.20	July 19, 2005

10.23	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013	10-Q	10.25	May 9, 2013

10.24	Addendum to the Lease Agreement made and entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated November 18, 2016	10-Q	10-60	May 4, 2017

10.25	Proposed Agreement of Lease between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa Limited dated October 12, 2017	10-Q	10.79	February 8, 2018

10.26	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.25	December 10, 2013

10.27	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013	8-K	10.27	December 19, 2013

10.28	Letter from Nedbank Limited to Net1 Applied Technologies South Africa Proprietary Limited and certain of its subsidiaries, dated December 7, 2016	8-K	10.50	December 9, 2016

10.29	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	10-Q	10.28	February 6, 2014

10.30	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.30	March 18, 2014

10.31	Subscription and Sale of Shares Agreement dated August 27, 2014, between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Cash Paymaster Services (Proprietary) Ltd	10-Q	10.29	November 6, 2014

10.33	Subscription Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.31	April 12, 2016

10.34	Policy Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.32	April 12, 2016

10.35	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.34	October 6, 2016

10.36	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.43	November 4, 2016

10.37	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.48	November 18, 2016

10.38	Equity Implementation Agreement, dated as of June 19, 2017, by and among 3C Telecommunications Proprietary Limited, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, the parties identified on Schedule 1.1.52 thereto, Albanta Trading 109 Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited.	8-K	10.67	June 26, 2017

10.39	Subscription Agreement, dated as of June 19, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and Cell C Proprietary Limited.	8-K	10.68	June 26, 2017

10.40	Cell C Shareholders Agreement, dated as of June 19, 2017, by and between Albanta Trading 109 Proprietary Limited, the parties identified on Schedule 1.1.55 thereto, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited	8-K	10.69	June 26, 2017

10.41	Additional Subscription Agreement dated June 23, 2017, among Net1 Applied Technologies South Africa Proprietary Limited and AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-K	10.66	August 24, 2017

10.42	Framework Agreement dated June 23, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Peter Kennedy Gain, AJD Holdings, Richmark Holdings Proprietary Limited and DNI – 4PL Contracts Proprietary Limited	10-K	10.67	August 24, 2017

10.43	Shareholders’ Agreement dated June 23, 2017 among Net1 Applied Technologies South Africa Proprietary Limited, AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-K	10.68	August 24, 2017

10.44	Subscription Agreement dated June 23, 2017 among Net1 Applied Technologies South Africa Proprietary Limited, AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-K	10.69	August 24, 2017

10.45	Memorandum of Incorporation DNI – 4PL Contracts Proprietary Limited	10-K	10.70	August 24, 2017

10.46	Sale of shares agreement dated as of May 3, 2019, between FirstRand Bank Limited (acting through its Rand Merchant Bank Division) and Net1 Applied Technologies South Africa Proprietary Limited and DNI-4PL Contracts Proprietary Limited	8-K	10.99	May 8, 2019

10.47	Call option agreement dated as of May 3, 2019, between Net1 Applied Technologies South Africa Proprietary Limited and DNI-4PL Contracts Proprietary Limited	8-K	10.100	May 8, 2019

10.48	Put and call option agreement dated as of May 3, 2019, between FirstRand Bank Limited (acting through its Rand Merchant Bank Division), DNI-4PL Contracts Proprietary Limited , DNI Retail Proprietary Limited, The Starterpack Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, JAA Holdings Proprietary Limited, Sabvest Finance and Guarantee Corporation Proprietary Limited, Sabvest Investments Proprietary Limited and PK Gain Investment Holdings Proprietary Limited	8-K	10.101	May 8, 2019

10.49	Share Sale and Subscription Agreement dated February 28, 2019, among JAA Holdings Proprietary Limited and PK Gain Investment Holdings Proprietary Limited and Net1 Applied Technologies South Africa Proprietary Limited and, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited	10-Q	10.102	May 9, 2019

10.50	Tranche I Subscription Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.	8-K	10.86	March 9, 2018

10.51	Tranche II Subscription Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.	8-K	10.87	March 9, 2018

10.52	Subordination Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Schedule 1 thereto, as subordinated creditors, the parties listed in Schedule 2 thereto, as intergroup debtors, the parties listed in Schedule 3 thereto, as senior creditors, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.74	July 26, 2017

10.53	Security Cession & Pledge, dated July 21, 2017, by Net1 Applied Technologies South Africa Proprietary Limited in favor of FirstRand Bank Limited (acting through its Rand Merchant Bank division), as a secured creditor, Nedbank Limited (acting through its Corporate and Investment Banking division), as a secured creditor, and each of the other Secured Creditors (as defined therein).	8-K	10.75	July 26, 2017

10.54	Letter, dated July 26, 2017, to Net1 Applied Technologies South Africa Proprietary Limited from FirstRand Bank Limited (acting through its Rand Merchant Bank division), in its capacity as arranger, original senior lender and facility agent, and Nedbank Limited (acting through its Corporate and Investment Banking division), in its capacity as arranger and original senior lender.	8-K	10.76	July 29, 2017

10.55	Master Implementation and Funds Flow Agreement, dated July 25, 2017, among Net1 Applied Technologies South Africa Proprietary Limited and the other parties listed in Schedule 1 thereto.	8-K	10.77	July 31, 2017

10.56	Second Amendment and Restatement Agreement, dated September 26, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.95	October 2, 2018

10.57	Security Cession, dated September 26, 2018, by Net1 Applied Technologies South Africa Proprietary Limited in favor of FirstRand Bank Limited (acting through its Rand Merchant Bank division), as a secured creditor, and each of the other Secured Creditors (as defined therein).	8-K	10.97	October 2, 2018

10.58	Pledge, dated September 26, 2018, by Net1 Applied Technologies South Africa Proprietary Limited in favor of FirstRand Bank Limited (acting through its Rand Merchant Bank division), as a secured creditor, and each of the other Secured Creditors (as defined therein).	8-K	10.98	October 2, 2018

10.59	Senior Facility E Agreement, dated September 26, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.96	October 2, 2018

10.60	Revolving Credit Facility Agreement, dated June 28, 2018, among DNI-4PL Contracts Proprietary Limited, as borrower, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender and agent, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.	8-K	10.89	July 5, 2018

10.61	Subordination Agreement, dated June 28, 2018, among the parties listed in Annexure A, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender and agent, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.	8-K	10.90	July 5, 2018

10.62	Shareholder Guarantee, Cession and Pledge Agreement, dated June 28, 2018, among AJD Holdings Proprietary Limited, Richmark Holdings Proprietary Limited, DNI-4PL Contracts Proprietary Limited, as borrower, K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.	8-K	10.91	July 5, 2018

10.63	Guarantee, Cession and Pledge Agreement, dated June 28, 2018, among the parties listed in Annexure A, as original cedents, K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.92	July 5, 2018

10.64	Debt Guarantor Management Agreement, dated June 28, 2018, among K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent, DNI-4PL Contracts Proprietary Limited, as borrower, and TMF Corporate Services (South Africa) Proprietary Limited, as administrator.		8-K	10.93	July 5, 2018

10.65	Counter-indemnity Agreement, dated June 28, 2018, between DNI-4PL Contracts Proprietary Limited, as borrower, and K2018318388 (South Africa) (RF) Proprietary Limited, as debt guarantor.		8-K	10.94	July 5, 2018

14	Amended and Restated Code of Ethics	X

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

______________________
* Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer and Director

Date: October 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Christopher S. Seabrooke	Chairman of the Board and Director	October 25, 2019
Christopher S. Seabrooke

	Chief Executive Officer and Director (Principal	October 25, 2019
/s/ Herman G. Kotzé	Executive Officer)
Herman G. Kotzé

	Chief Financial Officer, Treasurer, Secretary and	October 25, 2019
/s/ Alex M.R. Smith	Director (Principal Financial and Accounting Officer)
Alex M.R. Smith

/s/ Paul Edwards	Director	October 25, 2019
Paul Edwards

/s/ Alfred T. Mockett	Director	October 25, 2019
Alfred T. Mockett

/s/ Alasdair J. K. Pein	Director	October 25, 2019
Alasdair J. K. Pein

/s/ Ekta Singh-Bushell	Director	October 25, 2019
Ekta Singh-Bushell

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

October 25, 2019

We have served as the Company's auditor since 2004.

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients & Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal TP Pillay Consulting *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *KL Hodson Financial Advisory *B Nyembe Responsible Business & Public Policy *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2019 and 2018

	2019	2018
		(As restated)A
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,065	$87,075
Restricted cash related to ATM funding (Note 12)	75,446	-
Pre-funded social welfare grants receivable (Note 4)	-	2,965
Accounts receivable, net and other receivables (Note 5)	72,494	93,448
Finance loans receivable, net (Note 5)	30,631	61,463
Inventory (Note 6)	7,535	10,361
Current assets of discontinued operation (Note 3)	-	22,482
Total current assets before settlement assets	232,171	277,794
Settlement assets (Note 2)	63,479	149,047
Total current assets	295,650	426,841
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	18,554	25,737
EQUITY-ACCOUNTED INVESTMENTS (Note 9)	151,116	86,016
GOODWILL (Note 10)	149,387	169,079
INTANGIBLE ASSETS, net (Note 10)	11,889	27,129
DEFERRED INCOME TAXES (Note 2 and Note 18)	2,151	4,776
OTHER LONG-TERM ASSETS (Note 9 and Note 11)	44,189	235,032
LONG-TERM ASSETS OF DISCONTINUED OPERATION (Note 3 and Note 9)	-	242,704
TOTAL ASSETS	672,936	1,217,314
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 12)	75,446	-
Short-term facilities (Note 12)	9,544	-
Accounts payable	17,005	21,106
Other payables (Note 13)	66,449	41,645
Current portion of long-term borrowings (Note 12)	-	44,079
Income taxes payable	6,223	5,742
Current liabilities of discontinued operation (Note 3)	-	20,914
Total current liabilities before settlement obligations	174,667	133,486
Settlement obligations (Note 2)	63,479	149,047
Total current liabilities	238,146	282,533
DEFERRED INCOME TAXES (Note 2 and Note 18)	4,682	16,067
LONG-TERM BORROWINGS (Note 14)	-	5,469
OTHER LONG-TERM LIABILITIES (Note 3 and Note 11)	3,007	30,289
LONG-TERM LIABILITIES OF DISCONTINUED OPERATION (Note 3)	-	38,387
TOTAL LIABILITIES	245,835	372,745
COMMITMENTS AND CONTINGENCIES (Note 22)
REDEEMABLE COMMON STOCK (Note 1 and Note 14)	107,672	107,672
EQUITY
COMMON STOCK (Note 14)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - 2019: 56,568,425; 2018: 56,685,925	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: 2019: -; 2018: -	-	-
ADDITIONAL PAID-IN CAPITAL	276,997	276,201
TREASURY SHARES, AT COST: 2019: 24,891,292; 2018: 24,891,292 (Note 15)	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 15)	(199,273)	(184,538)
RETAINED EARNINGS	528,576	836,194
TOTAL NET1 EQUITY	319,429	640,986
NON-CONTROLLING INTEREST	-	95,911
TOTAL EQUITY	319,429	736,897
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND
SHAREHOLDERS’ EQUITY	$672,936	$1,217,314

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2019, 2018 and 2017

	2019		2018	2017
			(As	(As
			restated)A	restated)A
	(In thousands, except per share data)

REVENUE (Note 16)	$360,990		$612,889	$610,066
Services rendered	330,496		538,429	533,279
Loan-based fees received	29,872		54,949	53,894
Sale of goods	20,331		19,511	22,893
Variation of price related to SASSA Revenue (Note 13)	(19, 709)	-	-	-
EXPENSE

Cost of goods sold, IT processing, servicing and support	215,348		304,536	292,383

Selling, general and administration	202,056		193,003	179,262

Depreciation and amortization	37,349		35,484	41,378

Impairment Loss (Note 10)	19,745		20,917	-

OPERATING (LOSS) INCOME	(113,508)		58,949	97,043

CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 7)	(167,459)		32,473	-

LOSS ON DISPOSAL OF DNI	5,771		-	-

INTEREST INCOME	7,229		17,885	20,897

INTEREST EXPENSE	10,724		8,941	3,484

IMPAIRMENT OF CEDAR CELLULAR NOTE (Note 9)	12,793		-	-

(LOSS) INCOME BEFORE INCOME TAXES	(303,026)		100,366	114,456

INCOME TAX EXPENSE (Note 18)	3,725		48,597	42,506

NET (LOSS) INCOME BEFORE EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS	(306,751)		51,769	71,950

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	1,482		11,597	2,814

NET (LOSS) INCOME	(305,269)		63,366	74,764
Continuing	(307,959)		60,975	74,764
Discontinued	2,690		2,391	-

LESS (ADD): NET INCOME (LOSS) ATTRIBUTABLE TO NON- CONTROLLING INTEREST	2,349		(880)	1,694
Continuing	(1,352)		(880)	1,694
Discontinued	3,701		-	-

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	(307,618)		64,246	73,070
Continuing	(306,607)		61,855	73,070
Discontinued	$(1,011)		$2,391	$-

Net (loss) income per share, in United States dollars: (Note 19)

Basic (loss) earnings attributable to Net1 shareholders	(5.42)		1.13	1.34
Continuing	(5.40)		1.09	1.34
Discontinued	(0.02)		0.04	-

Diluted (loss) earnings attributable to Net1 shareholders	(5.42)		1.13	1.33
Continuing	(5.40)		1.09	1.33
Discontinued	(0.02)		0.04	-

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
for the years ended June 30, 2019, 2018 and 2017

	2019	2018	2017
		(As	(As
		restated)A	restated)A
		(in thousands)

NET (LOSS) INCOME	$(305,269)	$63,366	$74,764

OTHER COMPREHENSIVE (LOSS) INCOME:
Movement in foreign currency translation reserve	(26,194)	(19,474)	30,291
Release of foreign currency translation reserve related to disposal of
DNI (Note 3 and Note 15)	2,452	-	-
Movement in foreign currency translation reserve related to equity-
accounted investments	4,251	(2,426)	(2,697)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(19,491)	(21,900)	27,594
COMPREHENSIVE (LOSS) INCOME	(324,760)	41,466	102,358
Add (Less) comprehensive income attributable to non- controlling interest	2,407	978	(2,332)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NET1	$(322,353)	$42,444	$100,026

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2017 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated	Total
			Number				Retained	other	Net1
	Number		of		Number of	Additional	Earnings	comprehensive	Equity	Non-	Total	Redeemable
	of		Treasury	Treasury	shares, net	Paid-In	(as	(loss) income	(as	controlling	(as	common
	Shares	Amount	Shares	Shares	of treasury	Capital	restatedA )	(as restatedA )	restatedA )	Interest	restatedA )	stock

Balance – July 1, 2016 as reported	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$2,501	$495,548	$107,672
Correction of Finbond error (Note 1)							(1,444)	8	(1,436)		(1,436)
Balance – July 1, 2016 as restated	75,755,886	74	(20,483,932)	(241,627)	55,271,954	223,978	698,878	(189,692)	491,611	2,501	494,112	107,672

Sale of common stock (Note 14)	5,000,000	5			5,000,000	44,995			45,000		45,000

Repurchase of common stock (Note 14)			(4,407,360)	(45,324)	(4,407,360)				(45,324)		(45,324)

Restricted stock granted (Note 17)	389,587				389,587				-		-

Exercise of stock option (Note 17)	321,026	1			321,026	2,878			2,879		2,879

Stock-based compensation charge (Note 17)						3,905			3,905		3,905

Reversal of stock compensation charge (Note 17)	(205,470)				(205,470)	(1,923)			(1,923)		(1,923)

Utilization of APIC pool related to vested restricted stock						(189)			(189)		(189)

Dividends paid to non-controlling interest									-	(2,067)	(2,067)

Stock based-compensation charge related to equity-accounted investment (Note 9)						89			89		89

Net income							73,070		73,070	1,694	74,764

Other comprehensive income (Note 15)								26,956	26,956	638	27,594

Balance – June 30, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$771,948	$(162,736)	$596,074	$2,766	$598,840	$107,672

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2018 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
			Number				Retained	other
	Number		of		Number of	Additional	Earnings	comprehensive	Total Net1	Non-	Total	Redeemable
	of		Treasury	Treasury	shares, net	Paid-In	(as	(loss) income	Equity	controlling	(as	common
	Shares	Amount	Shares	Shares	of treasury	Capital	restatedA )	(as restatedA )	(as restatedA )	Interest	restatedA )	stock

Balance – July 1, 2017 (note 1)	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$771,948	$(162,736)	$596,074	$2,766	$598,840	$107,672

Restricted stock granted (Note 17)	618,411				618,411				-		-

Stock-based compensation charge (Note 17)						2,656			2,656		2,656

Reversal of stock compensation charge (Note 17)	(302,223)				(302,223)	(49)			(49)		(49)

Reversal of stock based- compensation charge related to equity-accounted investment (Note 9)						(139)			(139)		(139)

Acquisition of DNI (Note 3)									-	94,123	94,123

Net income							64,246		64,246	(880)	63,366

Other comprehensive loss (Note 15)								(21,802)	(21,802)	(98)	(21,900)

Balance – June 30, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$836,194	$(184,538)	$640,986	$95,911	$736,897	$107,672

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2019 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
			Number				Retained	other
	Number		of		Number of	Additional	Earnings	comprehensive	Total Net1	Non-	Total	Redeemable
	of		Treasury	Treasury	shares, net	Paid-In	(as	(loss) income	Equity	controlling	(as	common
	Shares	Amount	Shares	Shares	of treasury	Capital	restatedA )	(as restatedA )	(as restatedA )	Interest	restatedA )	stock

Balance – July 1, 2018 (Note 1)	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$836,194	$(184,538)	$640,986	$95,911	$736,897	$107,672

Restricted stock granted (Note 17)	148,000				148,000				-		-

Stock-based compensation charge (Note 17)						2,319			2,319		2,319

Reversal of stock compensation charge (Note 17)	(265,500)				(265,500)	(1,926)			(1,926)		(1,926)

Stock based-compensation charge related to equity-accounted investment (Note 9)						117			117		117

Acquisition of non-controlling interest						286	-		286	466	752

Dividends paid to non-controlling interest									-	(4,104)	(4,104)

Deconsolidation of DNI (Note 3)									-	(89,866)	(89,866)

Net (loss) income							(307,618)		(307,618)	2,349	(305,269)

Other comprehensive loss (Note 15)								(14,735)	(14,735)	(4,756)	(19,491)

Balance – June 30, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$528,576	$(199,273)	$319,429	$0	$319,429	$107,672

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2019, 2018 and 2017

	2019	2018	2017
		(as restatedA)	(as restatedA)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(305,269)	$63,366	$74,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,349	35,484	41,378
Impairment loss (Note 10)	19,745	20,917	-
Allowance for doubtful accounts receivable charged	32,786	13,358	4,382
Earnings from equity-accounted investments (Note 9)	(1,482)	(11,597)	(2,814)
Interest on Cedar Cellular note (Note 9)	(2,397)	(1,395)	-
Impairment of Cedar Cellular note (Note 9)	(12,793)	-	-
Change in fair value of equity securities (Notes 7 and 9)	167,459	(32,473)	-
Implementation costs to be refunded to SASSA (Note 13)	34,039	-	-
Fair value adjustments and foreign currency re-measurements	73	414	(300)
Interest payable	237	(146)	20
Facility fee amortized	321	589	1,326
Loss (Profit) on disposal of business (Note 3)	5,771	(463)	-
Loss on fair value of DNI (Note 3)	-	4,614	-
(Profit) Loss on disposal of property, plant and equipment	(486)	40	(639)
Stock compensation charge, net of forfeitures (Note 17)	393	2,607	1,982
Dividends received from equity accounted investments	1,318	4,111	1,187
Decrease (Increase) in accounts and finance loans receivable, and pre-funded
grants receivable	11,663	17,732	(20,149)
Decrease (Increase) in inventory	4,042	(2,521)	3,025
(Decrease) Increase in accounts payable and other payables	(14,538)	10,595	(6,461)
Increase (Decrease) in taxes payable	3,428	1,137	(354)
(Decrease) Increase in deferred taxes	(11,705)	5,936	(186)
Net cash (used in) provided by operating activities	(4,460)	132,305	97,161
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,416)	(9,649)	(11,195)
Proceeds from disposal of property, plant and equipment	1,045	658	1,592
Acquisition of intangible assets	(1,384)	-	-
Investment in equity of equity-accounted investments (Note 9)	(2,989)	(133,335)	-
Disposal of DNI (Note 3)	(2,114)	-	-
Investment in MobiKwik (Note 9)	(1,056)	-	(25,835)
Repayment of loans by equity-accounted investments (Note 9)	1,029	9,180	-
Proceeds on return of investment (Note 9)	284	-	-
Investment in Cell C (Note 9)	-	(151,003)	-
Loans to equity-accounted investments (Note 9)	-	(10,635)	(12,044)
Acquisition of held to maturity investment (Note 9)	-	(9,000)	-
Acquisitions, net of cash acquired (Note 3)	-	(6,202)	(4,651)
Other investing activities, net	-	(61)	-
Net change in settlement assets (Note 2)	79,077	490,795	(61,938)
Net cash provided by (used in) investing activities	64,476	180,748	(114,071)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdraft (Note 12)	822,754	44,900	16,176
Repayment of bank overdraft (Note 12)	(740,969)	(62,925)	-
Repayment of long-term borrowings (Note 12)	(37,357)	(77,062)	(37,318)
Long-term borrowings utilized (Note 12)	14,613	113,157	800
Dividends paid to non-controlling interest	(4,104)	-	(2,067)
Payment of guarantee fee (Note 12)	(394)	(754)	(1,145)
Acquisition of non-controlling interests	(180)	-	-
Proceeds from issue of common stock (Note 14 and Note 20)	-	-	47,879
Acquisition of treasury stock (Note 14)	-	-	(45,794)
Net change in settlement obligations (Note 2)	(79,077)	(490,795)	61,938
Net cash (used in) provided by financing activities	(24,714)	(473,479)	40,469
Effect of exchange rate changes on cash	(3,845)	(7,977)	11,254
Net increase (decrease) in cash, cash equivalents and restricted cash	31,457	(168,403)	34,813
Cash, cash equivalents and restricted cash – beginning of year	90,054	258,457	223,644
Cash, cash equivalents and restricted cash – end of year(1)	$121,511	$90,054	$258,457

Cash, cash equivalents and restricted cash – end of year for the year ended June 30, 2018, includes $2,979 related to DNI (refer to Note 3). (18,514)
(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.
See accompanying notes to consolidated financial statements.
(1) Cash, cash equivalents and restricted cash as of June 30, 2019, includes restricted cash of approximately $75.4 million related to cash withdrawn from the Company’s various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Refer to Note 12 for additional information regarding the Company’s facilities.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

            Description of Business

            Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company is a leading provider of financial technology, or fintech, products and services to the unbanked and underbanked in a number of emerging and developed economies. Its universal electronic payment system (“UEPS”) uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing and financial solutions. The Company’s technology is widely used in South Africa today, where it provides financial services, processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa, processes third-party and associated payroll payments for employees and provides mobile telephone top-up transactions for the major South African mobile carriers. Through KSNET, the Company offers card processing, payment gateway (“PG”) and banking value-added network services (“VAN”) in South Korea. The Company has card issuing and acquiring capabilities in Hong Kong and Malta and provides value added payment services to online retailers across Europe through its International Payments Group (“IPG”). The Company leverages its strategic equity investments in Finbond Group Limited (“Finbond”) and Bank Frick & Co. AG (“Bank Frick”) (both regulated banks), and Cell C Proprietary Limited (“Cell C”) to introduce products to new customers and geographies.

            Basis of presentation

            The accompanying consolidated financial statements include subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

            Consideration of going concern

            Accounting guidance requires the Company’s management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after its audited consolidated financial statements are issued. The Company’s management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about the Company’s ability to continue as a going concern including the risk that the Company will be unable to:

  deliver all or a substantial part of the financial results forecast in its fiscal 2020 budget;
  retain its existing borrowings and facilities, as described in Note 12, or obtain additional borrowings and facilities on commercially reasonable terms;
  arrive at a commercial settlement with SASSA, given the September 30, 2019, Supreme Court of Appeal ruling regarding the repayment of the additional implementation costs received back to SASSA (refer Note 13) and the ongoing dispute the Company has with SASSA over fees due for the six-month contract extension period in accordance with National Treasury’s recommendation (refer Note 2—Revenue recognition—Significant judgments and estimates);
  dispose of all or a portion of its remaining 30% interest in DNI-4PL Contracts Proprietary Limited (“DNI”). DNI’s operations are also significantly dependent on Cell C because it is the largest distributor of Cell C starter packs in South Africa. Therefore, the inability of Cell C to continue to operate through the next 12 months could also have an adverse impact on DNI’s operations; or
  dispose of investments in order to realize sufficient cash flows.

            The Company’s management has implemented a number of plans to alleviate the substantial doubt about the Company’s ability to continue as a going concern. These plans include disposing of certain non-core assets (refer to Note 3 for additional information regarding a call option granted to DNI), engaging FT Partners to advise on the KSNET business, and extending its existing borrowings used to fund its ATMs through September 2020. In addition, the Company’s management believes it has a number of mitigating actions it can pursue, including (i) limiting the expansion of its microlending finance loans receivable book in South Africa; (ii) implementing further cost cutting measures; (iii) commencing additional asset realizations; (iv) manage our capital expenditures; and (v) accessing alternative sources of capital (including through the issuance of additional shares of its common stock), in order to generate additional liquidity. The Company’s management believes that these actions alleviate the substantial doubt referred to above and therefore have concluded that the Company remains a going concern.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

            Restatement of financial statements resulting from Finbond error

            On May 31, 2019, Finbond released its year end February 2019 summarized annual results and announced that it had identified an error in its previously issued audited financial statements and had restated those audited financial statements. The Finbond restatement impacts the Company’s reported results and the Company has restated its 2018 and 2017 financial statements to correct for the Finbond restatement. The error identified by Finbond relates to the misapplication of a valuation technique to determine the fair value of a written-off portfolio of loans receivable that were designated at fair value through profit or loss.

            The tables below present the impact of the restatement on each of the Company’s financial statements for the years ended June 30, 2018:

Consolidated balance sheet

	As of June 30, 2018
	As		As
	reported	Correction	restated
		(in thousands)
Equity-accounted investments	$87,992	$(1,976)	$86,016
Total assets	1,219,290	(1,976)	1,217,314
Deferred tax liabilities	16,510	(443)	16,067
Total liabilities	373,188	(443)	372,745
Accumulated other comprehensive loss	(184,436)	(102)	(184,538)
Retained earnings	837,625	(1,431)	836,194
Total equity	$738,430	$(1,533)	$736,897

Consolidated statement of operations

	Year ended June 30, 2018
	As		As
	reported	Correction	restated
	(in thousands, except per share data)
Income tax expense	$48,627	$(30)	$48,597
Net income before earnings from equity-accounted investments	51,739	30	51,769
Earnings from equity-accounted investments	11,730	(133)	11,597
Net income	63,469	(103)	63,366
Net income attributable to Net1	$64,349	$(103)	$64,246
Net income per share, in United States dollars:
Basic earnings attributable to Net1 shareholders	$1.13	$(0.00)	$1.13
Diluted earnings attributable to Net1 shareholders	$1.13	$(0.00)	$1.13

	Year ended June 30, 2017
	As		As
	reported	Correction	restated
	(in thousands, except per share data)
Income tax expense	$42,472	$34	$42,506
Net income before earnings from equity-accounted investments	71,984	(34)	71,950
Earnings from equity-accounted investments	2,664	150	2,814
Net income	74,648	116	74,764
Net income attributable to Net1	$72,954	$116	$73,070
Net income per share, in United States dollars:
Basic earnings attributable to Net1 shareholders	$1.34	$0.00	$1.34
Diluted earnings attributable to Net1 shareholders	$1.33	$0.00	$1.33

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

            Restatement of financial statements resulting from Finbond error (continued)

Consolidated statement of comprehensive (loss) income

	Year ended June 30, 2018
	As		As
	reported	Correction	restated
		(in thousands)
Net income	$63,469	$(103)	$63,366
Movement in foreign currency translation reserve	(19,539)	65	(19,474)
Total other comprehensive (loss) income	(21,965)	65	(21,900)
Comprehensive income	41,504	(38)	41,466
Comprehensive income attributed to Net1	$42,482	$(38)	$42,444

	Year ended June 30, 2017
	As		As
	reported	Correction	restated
		(in thousands)
Net income	$74,648	$116	$74,764
Movement in foreign currency translation reserve	30,466	(175)	30,291
Total other comprehensive income (loss)	27,769	(175)	27,594
Comprehensive income	102,417	(59)	102,358
Comprehensive income attributed to Net1	$100,085	$(59)	$100,026

Consolidated statement of changes in equity

		Accumulated
		other
	Retained	comprehensive
	earnings	loss
	(in thousands)
As reported – July 1, 2016	$700,322	$(189,700)
Correction of misstatement	(1,444)	8
As restated – July 1, 2016	$698,878	$(189,692)
As reported – June 30, 2017	$773,276	$(162,569)
Correction of misstatement	(1,328)	(167)
As restated – June 30, 2017	$771,948	$(162,736)
As reported – June 30, 2018	$837,625	$(184,436)
Correction of misstatement	(1,431)	(102)
As restated – June 30, 2018	$836,194	$(184,538)

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

            Restatement of financial statements resulting from Finbond error (continued)

Consolidated statement of cash flows

	Year ended June 30, 2018
	As		As
	reported	Correction	restated
		(in thousands)
Net income	$63,469	$(103)	$63,366
Earnings from equity-accounted investment	(11,730)	133	(11,597)
Increase (Decrease) in deferred taxes	5,966	(30)	5,936
Net cash provided by operating activities	$132,305	$-	$132,305

	Year ended June 30, 2017
	As		As
	reported	Correction	restated
		(in thousands)
Net income	$74,648	$116	$74,764
Earnings from equity-accounted investment	(2,664)	(150)	(2,814)
Increase (Decrease) in deferred taxes	(220)	34	(186)
Net cash provided by operating activities	$97,161	$-	$97,161

2.        SIGNIFICANT ACCOUNTING POLICIES

            Principles of consolidation

            The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

            The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated as a result of these requirements during the years ended June 30, 2019, 2018 and 2017.

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
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES

            Translation of foreign currencies

            The primary functional currency of the consolidated entities is the South African Rand (“ZAR”) and its reporting currency is the U.S. dollar. The Company also has consolidated entities which have other currencies, primarily South Korean won (“KRW”), as their functional currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in total equity.

            Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in selling, general and administration expense on the Company’s consolidated statement of operations for the period.

            Cash, cash equivalents and restricted cash

            Cash and cash equivalents include cash on hand and funds deposited in bank accounts with financial institutions that are liquid, unrestricted and readily available. Cash that is restricted as to use is classified as restricted cash and includes cash drawn under the Company’s borrowings and used to fund its ATMs.

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
for the years ended June 30, 2019, 2018 and 2017
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

            Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; and results of testing for recoverability of a significant asset group within a reporting unit. If goodwill is allocated to a reporting unit and the carrying amount of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recorded in the statement of operations. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties; present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
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

            Debt and equity securities

                     Debt securities

            The Company is required to classify all applicable debt securities as either trading securities, available-for-sale or held to maturity upon investment in the security.

                            Trading

            Debt securities acquired by the Company which it intends to sell in the short-term are classified as trading securities and are initially measured at fair value. These debt securities are subsequently measured at fair value and realized and unrealized gains and losses from these trading securities are included in the Company’s consolidated statement of operations. Classification of a debt security as a trading security is not precluded simply because the Company does not intend to sell the security in the short term. The Company had no debt securities that were classified as trading securities as of June 30, 2019 and 2018, respectively.

                            Available for sale

            Debt securities acquired by the Company that have readily determinable fair values are classified as available for sale if the Company has not classified them as trading securities or if it does not have the ability or positive intent to hold the debt security until maturity. The Company is required to make an election to account for these debt securities as available for sale. These available for sale debt securities are initially measured at fair value. These debt securities are subsequently measured at fair value with unrealized gains and losses from available for sale investments in debt securities reported as a separate component of accumulated other comprehensive income, net of deferred income taxes, in shareholders’ equity. The Company had no debt securities that were classified as available for sale securities as of June 30, 2019 and 2018, respectively.

                            Held to maturity

            Debt securities acquired by the Company which it has the ability and the positive intent to hold to maturity are classified as held to maturity debt securities. The Company is required to make an election to classify these debt securities as held to maturity and these securities are carried at amortized cost. The amortized cost of held to maturity debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest received from the held to maturity security together with this amortization is included in interest income in the Company’s consolidated statement of operations. The Company had a held to maturity security as of June 30, 2019 and 2018, respectively, refer to Note 9.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Debt and equity securities (continued)

                     Impairment of debt securities

            The Company’s available for sale and held to maturity debt securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value.

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

                     Equity securities

            Equity securities are measured at fair value. Changes in the fair value of equity securities are recorded in the Company’s consolidated statement of operations within the caption titled “change in fair value of equity securities”. The Company may elect to measure equity securities without readily determinable fair values at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (“cost minus changes in observable prices equity securities”). There were no changes in the fair value of our cost minus changes in observable prices equity securities during the year ended June 30, 2019. The Company performs a qualitative assessment on a quarterly basis and recognizes an impairment loss if there are sufficient indicators that the fair value of the equity security is less than its carrying value.

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
for the years ended June 30, 2019, 2018 and 2017
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

            The expected benefits to which the Company is entitled under its reinsurance contracts held are recognized as reinsurance assets. These assets consist of short-term balances due from reinsurers (classified within Accounts receivable, net and other receivables) as well as long-term receivables (classified within other long-term assets) that are dependent on the expected claims and benefits arising under the related reinsurance contracts. Amounts recoverable from or due to reinsurers are measured consistently with the amounts associated with the reinsured contracts and in accordance with the terms of each reinsurance contract. Reinsurance assets are assessed for impairment at each balance sheet date. If there is reliable objective evidence that amounts due may not be recoverable, the Company reduces the carrying amount of the reinsurance asset to its recoverable amount and recognizes that impairment loss in its consolidated statement of operations. Reinsurance premiums are recognized when due for payment under each reinsurance contract.

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

            Revenue recognition

            The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Revenue recognition (continued)

                     Nature of products and services

            Customers that have a bank account managed by the Company are issued cards that can be utilized to withdraw funds at an ATM or to transact at a merchant point of sale device (“POS”). The Company earns processing fees from transactions processed for these customers. The Company’s contracts specify a transaction price for each service provided (for instance, ATM withdrawal, balance enquiry, etc.). Processing revenue fluctuates based on the type and volume of transactions performed by the customer. Revenue is recognized on the completion of the processed transaction.

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

                            Technology products

            The Company supplies hardware and licenses for its customers to use the Company’s technology. Hardware includes the sale of POS devices, SIM cards and other consumables which can occur on an ad hoc basis. The Company recognizes revenue from hardware at the transaction price specified in the contract as the hardware is delivered to the customer. Licenses include the right to use certain technology developed by the Company and the associated revenue is recognized ratably over the license period.

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
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Revenue recognition (continued)

                     Nature of products and services (continued)

                            Telecom products and services

            Through DNI, the Company entered into contracts with mobile networks in South Africa to distribute subscriber identity modules (“SIM”) cards on their behalf. The Company was entitled to receive consideration based on the activation of each SIM as well as from a percentage of the value loaded onto each SIM. The Company recognizes revenue from these services once the criteria specified for activation had been met as well as when it was entitled to its consideration related to the value loaded onto the SIM. Revenue from contracts with mobile networks fluctuates based on the number of SIMs activated as well as on the value loaded onto the SIM. As described in Note 3, the Company disposed of its controlling interest in DNI on March 31, 2019.

            The Company purchases airtime for resale to customers. The Company recognizes revenue as the airtime is delivered to the customer. Revenue from the resale of airtime to customers fluctuates based on the volume of airtime sold.

                     Significant judgments and estimates

            The Company was subject to a court process regarding the determination of the price to be charged for welfare benefit distribution services provided from April 1, 2018 to September 30, 2018. In December 2018, the Constitutional Court of South Africa clarified that it was not required to ratify the price and stated that the parties should reach an agreement on the price, failing which they should approach the lower courts in South Africa. The Company has initiated discussions with SASSA, but the parties had not reached an agreement as of June 30, 2019, regarding the pricing for services provided through September 30, 2018. Management determined, under previous revenue guidance, that there was no evidence of an arrangement at a fixed and determinable price other than that noted in the court ordered extension provided in March 2018 and did not record any additional revenue related to the services provided from April 1, 2018 to June 30, 2018, and recorded revenue at the rate specified in the contract. Upon adoption of the new revenue guidance on July 1, 2018, the Company determined that it was unable to estimate the amount of revenue that it is entitled to receive because no agreement with SASSA had been reached at that date. Accordingly, the Company has not recorded any additional revenue during the year ended June 30, 2019, related to the price to be charged for welfare benefit distribution services provided through September 30, 2018. The Company recorded revenue at the rate specified in the contract. The Company expects to record any additional revenue once there is agreement between the Company and SASSA on the fee.

                     Accounts Receivable, Contract Assets and Contract Liabilities

            The Company recognizes accounts receivable when its right to consideration under its contracts with customers becomes unconditional. The Company has no contract assets or contract liabilities.

            Research and development expenditure

            Research and development expenditure is charged to net income in the period in which it is incurred. During the years ended June 30, 2019, 2018 and 2017, the Company incurred research and development expenditures of $2.6 million, $1.8 million and $2.0 million, respectively.

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
for the years ended June 30, 2019, 2018 and 2017
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

            The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2019, 2018 and 2017, using the enacted statutory tax rate in South Africa of 28%.

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

            The Company has elected the period cost method and records U.S. inclusions in taxable income related to global intangible low taxed income (“GILTI”) as a current-period expense when incurred.

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
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Settlement assets and settlement obligations

            Settlement assets comprise (1) cash received from credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet that are the Company’s customers and on whose behalf it processes the transactions between various parties, (2) cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer, and (3) cash received from the South African government that the Company holds pending disbursement to recipient cardholders of social welfare grants.

            Settlement obligations comprise (1) amounts that the Company is obligated to disburse to merchants selling goods and services via the internet that are the Company’s customers and on whose behalf it processes the transactions between various parties and settles the funds from the credit card companies to the Company’s merchant customers, (2) amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer, and amounts that the Company is obligated to disburse to recipient cardholders of social welfare grants.

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
for the years ended June 30, 2019, 2018 and 2017
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

            Recent accounting pronouncements not yet adopted as of June 30, 2019

            In February 2016, the FASB issued guidance regarding Leases. The guidance increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. The amendments to current lease guidance include the recognition of assets and liabilities by lessees for those leases currently classified as operating leases. The guidance also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for the Company beginning July 1, 2019. Early adoption is permitted. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption. The Company expects to record a right-of-use asset and lease liability of $7.0 million in its consolidated balance sheet on adoption based on its lease portfolio as of June 30, 2019.

            The Company does not expect a material impact on its consolidated statement of operations and expects to make an election to adopt the modified retrospective approach lease guidance on adoption and therefore prior periods will not be adjusted and the Company will recognize, if required, a cumulative-effect adjustment to opening retained earnings as of July 1, 2019. The Company also expects to apply the package of three practical expedients available, which include the following (i) an entity need not reassess expired or existing contracts are or contain leases (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also expects to make elections to not recognize right-of-use assets and lease liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent accounting pronouncements not yet adopted as of June 30, 2019

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

3.        ACQUISITIONS AND DISPOSITIONS

            The Company did not make any acquisitions during the year ended June 30, 2019. The cash paid, net of cash received related to the Company’s various acquisitions during the years ended June 30, 2018 and 2017 is summarized in the table below:

	2018	2017
DNI(1)	$6,202	$-
Ceevo Financial Services (Malta) Limited (“Ceevo FS”)	-	2,940
Pros Software Proprietary Limited (“Pros Software”)	-	1,711
Total cash paid, net of cash received	$6,202	$4,651

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

            2019 acquisition

            None.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS AND DISPOSITIONS (continued)

            2019 dispositions

                     2019 disposal of a controlling interest in DNI

            On February 28, 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”), entered into a transaction with JAA Holdings Proprietary Limited, a limited liability private company duly incorporated in the Republic of South Africa, and PK Gain Investment Holdings Proprietary Limited, a limited liability private company duly incorporated in the Republic of South Africa, in terms of which Net1 SA reduced its shareholding in DNI from 55% to 38%. The transaction closed on March 31, 2019. The parties used a cashless settlement process on closing, refer to Note 20. Net1 SA used the proceeds from the sale of the DNI shares to settle its ZAR 400 million ($27.6 million, translated at exchange rates applicable as of March 31, 2019) obligation to DNI to subscribe for an additional share as part of the contingent consideration settlement process.

            The Company no longer controls DNI and deconsolidated its investment in DNI effective March 31, 2019.

                     2019 further DNI disposition to reduce holding to 30%

            In April 2019, the Company’s management approved and commenced a process to sell its retained interest in DNI.

            On May 3, 2019, Net1 SA entered into a transaction with FirstRand Bank Limited, acting through its Rand Merchant Bank division (“RMB”), in terms of which Net1 SA further reduced its shareholding in DNI from 38% to 30% through the sale of 7,605,235 ordinary “A” shares in DNI for a transaction consideration of ZAR 215.0 million ($15.0 million) (the “RMB Disposal”). The parties used a cashless settlement process on closing. The transaction closed on May 3, 2019, and the Company used the proceeds from the sale of these DNI shares and ZAR 15.0 million of its existing cash reserves to settle its outstanding long-term borrowings of ZAR 230.0 million in full, refer to Note 12.

            On May 3, 2019, Net1 SA entered into an agreement pursuant to which it granted a call option to DNI to acquire Net1 SA’s remaining 30% interest in DNI. The option expires on December 31, 2019, but may be exercised at any time prior to expiration. The option strike price is calculated as ZAR 2.827 billion ($200.8 million, translated at exchange rates applicable as of June 30, 2019) less any special distribution made by DNI multiplied by Net1 SA’s retained interest (i.e. assuming no special distribution, the strike price for the 30% retained interest is ZAR 859.3 million, or $61.0 million, translated at exchange rates applicable as of June 30, 2019). The call option may be split into smaller denominations, but Net1 SA cannot be left with less than 20% unless the whole remaining interest is disposed of. DNI may nominate another party to exercise the call option in the place of DNI, provided that the nominated party acquires call options representing at least 1.0% of DNI’s voting and participation interests.

            As of June 30, 2019, the Company owned 30% of the voting and economic rights of DNI. The Company accounted for its 30% investment in DNI using the equity method, refer to Note 9.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS AND DISPOSITIONS (continued)

            2019 dispositions (continued)

                     Loss recorded on disposal of DNI

            The table below presents the impact of the deconsolidation of DNI and the calculation of the net loss recognized on deconsolidation:

			Equity method as of
			June 30, 2019
					Attributed
				30%	to non-
		17%	8%	retained	controlling
	Total	sold	sold	interest	interest
Fair value of consideration received	$27,626	$27,626	$-	$-	$-
Fair value of retained interest of 30% in DNI(1)	74,195	-	14,849	59,346	-
Carrying value of non-controlling interest	88,934	-	-	-	88,934
Subtotal	190,755	27,626	14,849	59,346	88,934
Cash and cash equivalents	2,114	354	158	633	969
Accounts receivable, net and other receivables	24,577	4,116	1,841	7,358	11,262
Finance loans receivable, net	1,030	173	77	308	472
Inventory	893	149	66	268	410
Property, plant and equipment, net	1,265	212	95	379	579
Equity-accounted investments (Note 9)	242	41	19	72	110
Goodwill (Note 10)	113,003	18,924	8,466	33,834	51,779
Intangible assets, net	80,769	13,526	6,051	24,183	37,009
Deferred income taxes	28	5	2	8	13
Other long-term assets	26,553	4,447	1,989	7,950	12,167
Accounts payable	(5,186)	(868)	(389)	(1,553)	(2,376)
Other payables(2)	(16,484)	(2,760)	(1,235)	(4,936)	(7,553)
Income taxes payable	(2,482)	(416)	(186)	(743)	(1,137)
Deferred income taxes	(22,083)	(3,698)	(1,654)	(6,612)	(10,119)
Long-term debt (Note 12)	(10,150)	(1,700)	(760)	(3,039)	(4,651)
Released from accumulated other comprehensive loss –
foreign currency translation reserve (Note 15)	1,806	1,806	-	-	-
Less: March 31, 2019, carrying value of DNI	195,895	34,311	14,540	58,110	88,934
March 2019 loss recognized on disposal, before tax, comprising	(5,140)	(6,685)	309	1,236
Related to fair value adjustment of retained interest in 38% of DNI	1,545	-	309	1,236
Related to sale of 17% of DNI	(6,685)	(6,685)	-	-
Taxes related to disposal(3)	-	505	(3,836)	3,331
Loss recognized on disposal, after tax, as of March 2019 = A	$(5,140)	$(7,190)	$4,145	$(2,095)
May 3, 2019 fair value of consideration received	$15,011	$-	$15,011	$-
Less: equity-method interest sold (Note 9)	(14,996)	-	(14,996)	-
Less: released from accumulated other comprehensive loss – foreign currency translation reserve (Note 15)	(646)	-	(646)	-
May 2019 loss recognized on disposal, before tax	(631)	-	(631)	-
Taxes related to disposal(4)	-	-	-	-
Loss recognized on disposal, after tax, as of May 3, 2019 = B	(631)	-	(631)	-

Loss on disposal of DNI (A + B)	$(5,771)	$(7,190)	$3,514	$(2,095)

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS AND DISPOSITIONS (continued)

            2019 dispositions (continued)

                     Loss recorded on disposal of DNI (continued)

(1) The fair value of the retained interest in 38% of DNI as of March 31, 2019, of $74.2 million ($14.9 million plus $59.3 million) has been calculated using the implied fair value of DNI pursuant to the RMB Disposal and has been calculated as ZAR 215.0 million divided by 7.605235% multiplied by 38%, translated to dollars at the March 31, 2019, rate of exchange.
(2) Other payables include a short-term loan of ZAR 60.5 million ($4.3 million, translated at exchange rates applicable as of June 30, 2019) due to the Company. The short-term loan is included in accounts receivable, net and other receivables on the Company’s consolidated balance sheet as of June 30, 2019. The loan was repaid in full on July 31, 2019. Interest on the loan was charged at the South African prime rate.
(3) Amounts presented are net of a valuation allowance provided. The disposal of DNI resulted in a capital loss for tax purposes of approximately $1.5 million and the Company has provided a valuation allowance of $1.5 million against this capital loss because it does not have any capital gains to offset against this amount. On an individual basis, the transaction to dispose of 17% of DNI resulted in a capital gain of $0.5 million and the re-measurement of the retained 38% interest has resulted in a capital loss of $2.0 million ($5.3 million (8% transaction) less $3.3 million (30% transaction)). The valuation allowance of $1.5 million has been provided against the $5.3 million, for a net amount presented in the table above of $3.8 million ($5.3 million less $1.5 million).
(4) The disposal of the 8% interest in DNI resulted in a capital loss for tax purposes of approximately $23.9 million and the Company has provided a valuation allowance of $23.9 million against this capital loss because it does not have any capital gains to offset against this amount.

                     Discontinued operation

            The Company has determined that the disposal of its controlling interest in DNI represents a discontinued operation because it represents a strategic shift that will have a major effect on the Company’s operations and financial results as a result of the sale of a significant portion of its investment in DNI. The facts and circumstances leading to the disposal of a controlling interest are described above. The loss related to the disposal of a controlling interest in DNI is presented above. DNI was allocated to the Company’s financial inclusion and applied technologies operating segment and the amortization of intangible assets identified and recognized related to the DNI acquisition were allocated to corporate/eliminations. The impact of the disposal of a controlling interest on the Company’s operating segments is presented in Note 21.

            The Company retained a continuing involvement in DNI through its 38% interest in DNI (refer above and to Note 9) following the March 31, 2019 transaction disclosed above. The Company expects to retain an interest in DNI for less than 12 months. As disclosed above, the Company sold an 8% interest in DNI in May 2019, and has entered into an agreement under which it has provided a call option to DNI to repurchase the remaining 30% interest in DNI. The Company recorded earnings under the equity method related to its retained investment in DNI during the three months ended June 30, 2019, refer to Note 9. The table below presents revenues and expenses between the Company and DNI, after the DNI disposal transaction, during the year ended June 30, 2019 (i.e. for the three months ended June 30, 2019):

Year ended
June 30, 2019
Revenue generated from transactions with DNI	$-
Expenses incurred related to transactions with DNI	$63

            Refer to note 9 for the dividends received from DNI under the equity method following the sale of DNI in March 2019.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS AND DISPOSITIONS (continued)

            2019 dispositions (continued)

                     Discontinued operation (continued)

            The table below presents the impact of the deconsolidation of DNI on certain major captions to the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended June 30, 2019, 2018 and 2017, that have not been separately presented on those statements:

DNI
	Year ended June 30,
	2019	2018	2017
Consolidated statement of operations
Discontinued:
Revenue	$56,337	$-	$-
Cost of goods sold, IT processing, servicing and support	27,667	-	-
Selling, general and administration	4,295	-	-
Depreciation and amortization	8,026	-	-
Impairment loss	5,305	-	-
Operating income	11,044	-	-
Interest income	707	-	-
Interest expense	812	-	-
Net income before tax (includes loss on disposal of DNI of $5,771)	5,168	-	-
Income tax expense	3,124	-	-
Net income before earnings from equity-accounted investments	2,675	-	-
DNI consolidated - Earnings from equity-accounted investments(1)	15	-	-
DNI equity method investment - Earnings from equity-accounted investments (2) .	$-	$7,005	$-
Consolidated statement of cash flows
Discontinued:
Total net cash (used in) provided by operating activities(3)(4)	$6,635	$1,765	$-
Total net cash (used in) provided by investing activities	$(516)	$-	$-

            (1) Earnings from equity-accounted investments for the year ended June 30, 2019, include earnings attributed to an equity-accounted investment owned by DNI of $0.2 million and are included in the Company’s results as a result of the consolidation of DNI.
            (2) Earnings from equity-accounted investments for the years ended June 30, 2018, represents DNI earnings (net of amortization of acquired intangibles and related deferred tax) attributed to the Company as a result of the Company using the equity method to account for its investment in DNI during the period (refer to Note 9).
            (3) Total net cash (used in) provided by operating activities for the year ended June 30, 2019, includes dividends received of $0.9 million (refer to Note 9) from DNI while it was accounted for using the equity method during the three months ended June 30, 2019.
            (4) Total net cash (used in) provided by operating activities for the year ended June 30, 2018, represents dividends received from DNI during the period.

            2018 acquisition

                     DNI acquisition

            The Company accounted for its interest in DNI using the equity method from August 1, 2017, until June 30, 2018, the date upon which it acquired further voting and economic interest in DNI, taking its ownership to 55%. The transaction actually closed on June 28, 2018, however, for practical purposes the Company has used June 30, 2018, as the date from which it accounted for a controlling stake in DNI. Therefore the Company consolidated DNI from June 30, 2018. Refer to Note 9, for additional information regarding DNI’s contribution to the Company’s reported results under the equity method.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS AND DISPOSITIONS (continued)

            2018 acquisition (continued)

                     DNI acquisition (continued)

            On July 27, 2017, the Company subscribed for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945.0 million ($72.0 million) in cash. On March 9, 2018, the Company subscribed for an additional 4,000,000 ordinary A shares in DNI for a subscription price of ZAR 89.3 million ($7.5 million), in cash, which increased its voting and economic interest in DNI to 49%, but did not give it control. On March 9, 2018, the Company also agreed to subscribe for an additional 6,000,000 ordinary A shares in DNI for an aggregate subscription price of ZAR 126.0 million ($9.2 million). The subscription was subject to certain suspensive conditions, including obtaining South African Competition Commission approval which was eventually obtained on June 21, 2018. Accordingly, on June 28, 2018, all conditions were met and the Company subscribed for 6,000,000 ordinary A shares in DNI for a subscription price of ZAR 126.0 million ($9.2 million) in cash, increasing its voting and economic interest in DNI to 55%. Under the terms of its subscription agreements with DNI, the Company agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($29.1 million, translated at exchange rates applicable as of June 30, 2018), in cash, subject to the achievement of certain performance targets by DNI. The Company expected to pay the additional amount during the first quarter of the year ended June 30, 2020, and recorded an amount of ZAR 373.6 million ($27.2 million), in other long-term liabilities in its consolidated balance sheet as of June 30, 2018, which amount represented the present value of the ZAR 400 million ($29.1 million) to be paid (amounts translated at exchange rates applicable as of June 30, 2018). The present value of ZAR 373.6 million ($27.2 million) was calculated using the following assumptions (a) the maximum additional amount of ZAR 400 million will be paid on August 1, 2019 and (b) an interest rate of 6.3% (the rate used to calculate interest earned by the Company on its surplus South African funds) has been used to discount the ZAR 400.0 million to its present value as of June 30, 2018. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement. The ZAR 400 million was settled in full on March 31, 2019. Refer to discussion above under “—2019 dispositions—2019 disposal of a controlling interest in DNI” and to Note 7.

            As described in Note 9, on March 9, 2018, the Company obtained financing to partially fund the acquisition of the additional ordinary A DNI shares and Net1 SA pledged, among other things, its entire equity interest in DNI as security for the South African facilities described in Note 12.

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

                            DNI purchase price allocation

            During the third quarter of fiscal 2019, the Company determined that certain customer relationships of $7.0 million should not have been separately identified and recorded as intangible assets because there were no separately identified cash flows related to these customer relationships. These customer relationships, net of deferred taxes of $2 million, should have been recorded as a component of goodwill. During the third quarter of fiscal 2019, the Company determined that DNI is a discontinued operation.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS AND DISPOSITIONS (continued)

            2018 acquisition (continued)

                     DNI acquisition (continued)

                            DNI purchase price allocation (continued)

            The table below presents the DNI balances included on the Company’s consolidated balance sheet as of June 30, 2018, as well as the amended purchase price allocation (“PPA”) of the DNI acquisition, translated at the foreign exchange rates applicable on the date of acquisition:

	DNI PPA – discontinued operation
	as of June 30, 2018
	Initial	Amendment	Amended
Current assets of discontinued operation:	$22,482	$-	$22,482
Cash and cash equivalents	2,979	-	2,979
Accounts receivable (Note 5)	16,235	-	16,235
Finance loans receivable (Note 5)	742	-	742
Inventory (Note 6)	2,526	-	2,526
Long-term assets of discontinued operation:	242,704	(1,951)	240,753
Property, plant and equipment	1,317	-	1,317
Equity-accounted investment (Note 9)	339	-	339
Goodwill (Note 10)	114,161	5,017	119,178
Intangible assets (Note 10)	104,003	(6,968)	97,035
Deferred tax assets	1,536	-	1,536
Other long-term assets (Note 9)	21,348	-	21,348
Current liabilities of discontinued operation:	(20,914)	-	(20,914)
Accounts payables	(13,949)	-	(13,949)
Other payables	(6,349)	-	(6,349)
Current portion of long-term borrowings (Note 12)	(616)	-	(616)
Long-term liabilities of discontinued operation:	(38,387)	1,951	(36,436)
Other long-term liabilities(1)	(8,291)	-	(8,291)
Deferred tax liabilities	(30,096)	1,951	(28,145)
Fair value of assets and liabilities on acquisition	$205,885	$-	$205,885
Less: fair value attributable to controlling interests on acquisition date			(94,123)
Less: fair value of equity-accounted investment, comprising:			(100,947)
Add: loss on re-measurement of previously held interest			4,614
Less: Contingent payment recognized related to 49% interest acquired			(25,589)
Less: carrying value at the acquisition date (Note 9)			(79,972)
Less: Contingent payment recognized related to 6% interest acquired			(1,633)
Total purchase price			$9,182

(1) – DNI concluded an acquisition in November 2017 and other long-term liabilities includes a contingent purchase consideration of ZAR 113.8 million ($8.3 million) due to the sellers and other long-term assets includes an amount due from the DNI shareholders, excluding the Company. DNI is obligated under the terms of this obligation to pay 50% of the purchase consideration plus or (less) a contingent amount (refund) calculated on a multiple of excess (deficit) earnings over (less) an agreed earnings amount. The other DNI shareholders have agreed to reimburse DNI the 50% consideration plus (less) the contingent amount (refund) payable in full. Therefore, other long-term asset includes the amounts due from the DNI shareholder, excluding the Company, and other long-term liabilities includes the contingent consideration due under the November 2017 acquisition. The Company expects DNI to pay, and to be reimbursed, the additional amount during the first quarter of the year ended June 30, 2020, which amount represents the present value of the ZAR 129.0 million ($9.4 million) to be paid (amounts translated at exchange rates applicable as of June 30, 2018). The present value of ZAR 113.8 million ($8.3 million) was calculated using the following assumptions (a) the maximum additional amount of ZAR 129.0 million will be paid on August 1, 2019 and (b) an interest rate of 10.0% (the rate used to calculate interest earned by DNI on its surplus South African funds) has been used to discount the ZAR 129.0 million to its present value as of June 30, 2018. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS AND DISPOSITIONS (continued)

            2018 acquisition (continued)

                     DNI acquisition (continued)

                            DNI purchase price allocation (continued)

            The Company recorded intangible asset amortization, deferred taxes and non-controlling interest entries related to these customer relationships that should have been included in goodwill during the six months ended December 31, 2018. The Company reversed these entries during the nine months ended March 31, 2019. The table below presents the impact of the reversal of these entries on the Company’s audited consolidated statement of operations for the year ended June 30, 2019 and the caption in which the impact is included:

Year ended
June 30,
2019
Reversal of intangible asset amortization - decrease depreciation and amortization	$506
Deferred tax impact related to reversal of intangible asset amortization - decrease income tax benefit	142
Increase in non-controlling interest	$164

                            Pro forma results related to acquisition

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

                            2018 Fair value of intangible assets acquired

            Summarized below is the fair value of the DNI intangible assets acquired and the weighted-average amortization period:

	Fair value as of	Weighted-average
	acquisition date	amortization period (in years)
Finite-lived intangible asset:
Acquired during the year ended June 30, 2018
DNI – customer relationships acquired	$97,255	5.00 – 15.00
DNI – software and unpatented technology	2,609	5.00
DNI – trademarks	$4,139	5.00

            On acquisition, the Company recognized deferred tax liabilities of approximately $29.1 million related to the acquisition of intangible assets during the year ended June 30, 2018.

                            2019 intangible asset impairment loss

            The Company identified and recognized certain customer relationships as part of its acquisition of DNI, which included relationships related to an agreement with Cell C under which DNI shared in revenues earned by Cell C from other mobile telecommunications networks renting (“tenant rentals”) certain Cell C infrastructure that was constructed utilizing funding provided by DNI. Cell C expected to utilize the funding provided by DNI to construct 1,000 towers. Cell C recently entered into a roaming arrangement with another South African mobile telecommunications network provider which will extend its network coverage. Cell C utilized funding from DNI to construct approximately 22% of the towers that it had originally estimated to complete, however, the conclusion of the roaming arrangement has resulted in Cell C halting the construction of further network infrastructure.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS AND DISPOSITIONS (continued)

            2018 acquisition (continued)

                     DNI acquisition (continued)

                            2019 intangible asset impairment loss (continued)

            The Company expects DNI to earn fewer tenant rentals than initially planned due to the lower number of towers constructed. During the third quarter of fiscal 2019, the Company updated the discounted cash flow model used to calculate the fair value of the customer relationships acquired on acquisition of DNI to assess the impact of the lower number of towers on its projected cash flows from the tenant rentals customer relationship. The lower number of towers has significantly reduced the projected cash flows earned from tenant rentals which resulted in a lower fair value attributed to the customer relationship. The Company compared the updated fair value of the customer relationship to the carrying amount and determined that the customer relationship is impaired. The Company recorded an impairment loss of $5.3 million in the impairment loss caption on its consolidated statement of operations for the year ended June 30, 2019. The customer relationship was not allocated to an operating segment and the impairment loss is included in corporate/eliminations. The economics of the tenant rentals arrangement between DNI and Cell C was excluded from the performance targets agreed between DNI and the Company because the arrangement was outside of DNI’s core business.

            2017 acquisitions

                     Ceevo FS

            In November 2016, the Company acquired a 100% interest in Ceevo FS, a licensed Malta Financial Services Authority-supervised electronic money institution, for approximately €3.6 million ($3.9 million translated at the foreign exchange rates applicable on the date of acquisition). Ceevo FS’ license was passported across all member states of the European Union which allows Ceevo FS to operate in these territories.

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

            The final purchase price allocation of the acquisitions is provided in the table below:

	Ceevo FS	Pros Software	Total
Cash and cash equivalents	$999	$110	$1,109
Accounts receivable	983	165	1,148
Property, plant and equipment	30	9	39
Intangible assets (Note 10)	1,078	2,311	3,389
Goodwill (Note 10)	2,475	-	2,475
Accounts payables and other payables	(1,570)	(58)	(1,628)
Income taxes payable	-	(69)	(69)
Deferred tax liabilities	(56)	(647)	(703)
Total purchase price	$3,939	$1,821	$5,760

            Pro forma results of operations have not been presented because the effect of the Ceevo FS and Pros Software acquisitions, individually and in the aggregate, were not material to the Company. During the year ended June 30, 2017, the Company incurred acquisition-related expenditure of $0.5 million related to the Ceevo FS and Pros Software acquisitions. Since the closing of the Ceevo FS acquisition on November 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.2 million and $0.7 million, respectively, for the year ended June 30, 2017. Since the closing of the Pros Software acquisition on October 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.5 million and $1.8 million, respectively, for the year ended June 30, 2017.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
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

5.        ACCOUNTS RECEIVABLE, net AND OTHER RECEIVABLES and FINANCE LOANS RECEIVABLE, net

            Accounts receivable, net and other receivables

	2019	2018
Accounts receivable, trade, net	$25,136	$40,268
Accounts receivable, trade, gross	26,377	41,369
Allowance for doubtful accounts receivable, end of year	1,241	1,101
Beginning of year	1,101	1,255
Reversed to statement of operations	(24)	(47)
Charged to statement of operations	3,296	642
Utilized	(3,059)	(776)
Deconsolidation	(38)	-
Foreign currency adjustment	(35)	27
Current portion of payments to agents in South Korea amortized over the contract period	15,543	21,971
Payments to agents in South Korea amortized over the contract period	25,107	39,553
Less: Payments to agents in South Korea amortized over the contract period included in other long-term assets (Note 9)	9,564	17,582
Loans provided to Finbond	-	1,107
Loan provided to OneFi (Note 9)	3,000	-
Loan provided to DNI (Note 3)	4,260	-
Other receivables	24,555	30,102
Total accounts receivable, net and other receivables	$72,494	$93,448

            Accounts receivable, trade, gross includes amounts due from customers from the provision of transaction processing services, from the sale of hardware, software licenses and SIM cards and rentals from POS equipment. The Company did not record any bad debt expense during the year ended June 30, 2019, and bad debts incurred were written off against the allowance for doubtful accounts receivable. During the year ended June 30, 2018 and 2017, the Company recorded bad debt expense of $0.1 million and $0.1 million, respectively. The loan provided to Finbond was repaid in full in June 2019. The loan provided to DNI was repaid in full in July 2019. Other receivables include prepayments, deposits and other receivables.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.        ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net (continued)

            Finance loans receivable, net

            The Company’s finance loans receivable, net, as of June 30, 2019 and 2018, is presented in the table below:

	2019	2018
Microlending finance loans receivable, net	$20,981	$57,504
Microlending finance loans receivable, gross	24,180	61,743
Allowance for doubtful microlending finance loans receivable, end of year	3,199	4,239
Beginning of year	4,239	3,717
Charged to statement of operations	28,802	4,348
Utilized	(29,721)	(3,588)
Foreign currency adjustment	(121)	(238)
Working capital finance receivable, net	9,650	3,959
Working capital finance receivable, gross	15,742	16,123
Allowance for doubtful working capital finance receivable, end of year	6,092	12,164
Beginning of year	12,164	3,752
Charged to statement of operations	712	8,415
Utilized	(6,777)	-
Foreign currency adjustment	(7)	(3)
Total finance loans receivable, net	$30,631	$61,463

            Total finance loans receivable, net, comprises microlending finance loans receivable related to the Company’s microlending operations in South Africa, its working capital finance receivable related to its working capital financing offering in Korea, net of an allowance for doubtful finance receivables for certain amounts that the Company’s management has identified may be unrecoverable. During the year ended June 30, 2019, the Company recorded an increase in its allowance for doubtful microlending finance loans receivable of approximately $28.8 million. This high level of allowance related to the non-funding of accounts for a portion of the EPE customer base as a result of the auto-migration of the customer base to the South Africa Post Office account offering during the three months ended December 31, 2018. During the year ended June 30, 2019, the Company utilized $29.7 million of this allowance for doubtful microlending finance loans receivable.

            During the year ended June 30, 2018, the Company exited its working capital finance businesses in Europe and the United States. The Company did not expense any unrecoverable microlending finance loans receivable during the year ended June 30, 2018, 2017 or 2016, respectively, because these loans were written off directly against the allowance for doubtful microlending finance loans receivable. The Company created an allowance for doubtful working capital finance receivables related to receivables due from customers based in the United States during the year ended June 30, 2018, and utilized approximately $6.8 million of this allowance during the year ended June 30, 2019.

6.        INVENTORY

            The Company’s inventory as of June 30, 2019 and 2018, is presented in the table below:

	2019	2018
Finished goods	$7,535	$10,361
	$7,535	$10,361

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
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
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            Fair value of financial instruments (continued)

                     Risk management (continued)

                            Equity price risk

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

                            Equity liquidity risk

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

                     Asset measured at fair value using significant unobservable inputs – investment in Cell C

            The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of June 30, 2019, and valued Cell C at $0.0 (zero) at June 30, 2019. The Company changed its valuation methodology from a Company developed adjusted EV/ EBITDA model to a discounted cash flow approach due to anticipated changes in Cell C’s business model and the current challenges faced by the business, which would not have been captured by the previous valuation approach. The Company believes the Cell C business plan is reasonable based on the current performance and the expected changes in the business model.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            Fair value of financial instruments (continued)

                     Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

            The Company utilized the latest business plan provided by Cell C management for the period ending December 31, 2024, and following key valuation inputs were used:

Weighted Average Cost of Capital:	Between 15% and 20% over the period of the forecast
Long term growth rate:	4.5%
Marketability discount:	10.0%
Minority discount:	15.0%
Net adjusted external debt(1):	ZAR 13.9 billion ($648.9 million), includes R6.4 billion of leases liabilities
Deferred tax (incl. assessed tax losses (1)):	ZAR 2.9 billion ($20.6 million)

              (1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2019.

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

            The fair value of Cell C as of June 30, 2019, utilizing the discounted cash flow valuation model developed by the Company is sensitive to the following inputs: (i) the ability of Cell C to achieve the forecasts in their business case; (ii) the weighted average cost of capital (“WACC”) rate used; and (iii) the minority and marketability discount used. Utilization of different inputs, or changes to these inputs, may result in a significantly higher or lower fair value measurement.

            The following table presents the impact on the carrying value of the Company’s Cell C investment of a 1% increase and 1% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on the June 30, 2019, all amounts translated at exchange rates applicable as of June 30, 2019:

Sensitivity for fair value of Cell C investment	1% increase	1% decrease
WACC rate	$-	$9,632
EBITDA margin	$9,875	$-

            The fair value of the Cell C shares as of June 30, 2019, represented approximately 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

                     Liability measured at fair value using significant unobservable inputs – DNI contingent consideration

            The salient terms of the Company’s investment in DNI is described in Note 3. Under the terms of its subscription agreements with DNI, the Company agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($27.6 million, translated at exchange rates applicable as of June 30, 2019), in cash, subject to the achievement of certain performance targets by DNI. The Company expected to pay the additional amount during the first quarter of the year ended June 30, 2020, and recorded an amount of ZAR 373.6 million ($27.2 million), in long-term liabilities as of June 30, 2018, which amount represented the present value of the ZAR 400.0 million to be paid (amounts translated at the exchange rate applicable as of June 30, 2018, respectively). As described in Note 3 and Note 20, the Company settled the ZAR 400 million ($27.6 million) due to DNI as of March 31, 2019. The Company recorded accreted interest during year ended June 30, 2019, of $1.8 million (ZAR 26.4 million, translated at the applicable average exchange rates during the periods specified).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            Fair value of financial instruments (continued)

                     Derivative transactions - Foreign exchange contracts

            As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “B” (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy. The Company had no outstanding foreign exchange contracts as of June 30, 2019 and 2018.

            The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2019, according to the fair value hierarchy:

	Quoted price in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	619	-	-	619
Fixed maturity investments (included in cash and cash equivalents)	5,201	-	-	5,201
Other	-	413	-	413
Total assets at fair value	$5,820	$413	$-	$6,233

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

            There have been no transfers into or out of Level 3 during the years ended June 30, 2019, 2018 and 2017.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2019:

Carrying value
Assets
Balance as at June 30, 2018	$172,948
Loss on fair value re-measurements	(167,459)
Foreign currency adjustment(1)	(5,489)
Balance as of June 30, 2019	$-
Liabilities
Balance as at June 30, 2018	$27,222
Accretion of interest	1,848
Settlement of contingent consideration (Note 3 and Note 20)	(27,626)
Foreign currency adjustment(1)	(1,444)
Balance as of June 30, 2019	$-

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

                     Assets and liabilities measured at fair value on a nonrecurring basis

            The Company measures equity investments without readily determinable fair values at fair value on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value and the excess is determined to be other-than-temporary. The Company has not recorded any impairment charges during the reporting periods presented herein. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.        PROPERTY, PLANT AND EQUIPMENT, net

            Summarized below is the cost, accumulated depreciation and carrying amount of property, plant and equipment as of June 30, 2019 and 2018:

	2019	2018
Cost:
Land	$849	$880
Building and structures	419	483
Computer equipment	109,217	124,160
Furniture and office equipment	9,788	8,886
Motor vehicles	16,147	17,354
	136,420	151,763
Accumulated depreciation:
Land	-	-
Building and structures	158	193
Computer equipment	94,988	103,297
Furniture and office equipment	7,738	6,933
Motor vehicles	14,982	15,603
	117,866	126,026
Carrying amount:
Land	849	880
Building and structures	261	290
Computer equipment	14,229	20,863
Furniture and office equipment	2,050	1,953
Motor vehicles	1,165	1,751
	$18,554	$25,737

9.        EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS

            Equity-accounted investments

            The Company’s ownership percentage in its equity-accounted investments as of June 30, 2019 and 2018, was as follows:

	2019	2018
Bank Frick	35%	35%
DNI	30%	n/a
Finbond	29%	29%
OneFi Limited (“OneFi”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
V2 Limited (“V2”)	50%	n/a
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

                            Bank Frick

            Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London.

            On October 2, 2017, the Company acquired a 30% interest in Bank Frick, a fully licensed bank based in Balzers, Liechtenstein, from the Kuno Frick Family Foundation (“Frick Foundation”) for approximately CHF 39.8 million ($40.9 million) in cash. On February 9, 2018, the Company purchased an additional 5% in Bank Frick from the Frick Foundation for CHF 10.4 million ($11.1 million) and the Frick Foundation contributed approximately CHF 3.8 million ($4.1 million) to Bank Frick to facilitate the development of Bank Frick’s Fintech and blockchain businesses. The Company had an option, exercisable until October 2, 2019, to acquire an additional 35% interest in Bank Frick.

On October 2, 2019, the Company exercised the option to acquire an additional 35% interest in Bank Frick from the Frick Foundation. The Company will pay an amount, the "Option Price Consideration", for the additional 35% interest in Bank Frick, which represents the higher of CHF 46.4 million ($46.5 million at exchange rates on October 2, 2019) or 35% of 15 times the average annual normalized net income of the Bank over the two years ended December 31, 2018. The shares will only transfer on payment of the Option Price Consideration, which shall occur on the later of (i) 180 days after the date of exercise of the option; (ii) in the event of any regulatory approvals being required, 10 days after receipt of approval (either unconditionally or on terms acceptable to both parties); and (iii) 10 days after the date on which the Option Price Consideration is agreed or finally determined.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

            Equity-accounted investments (continued)

                            DNI

            The Company’s investment in DNI is described in Note 3. On July 27, 2017, the Company acquired a 45% voting and economic interest in DNI and on March 9, 2018, it increased this interest to 49%. The Company obtained control of DNI on June 30, 2018, and ceased accounting for DNI using the equity method from that date. DNI owned 50% of the issued and outstanding ordinary shares in Speckpack and it has been accounted for separately as an equity method investment from June 30, 2018.

            The Company recognized a non-cash re-measurement loss of approximately $4.6 million during the year ended June 30, 2018, related to the re-measurement of its previously held interest in DNI, at 49%, upon acquisition on June 30, 2018 (refer to Note 3). The re-measurement loss is included in selling, general and administration expenses in the consolidated statement of operations for the year ended June 30, 2018.

            The Company consolidated DNI up until March 31, 2019, as disclosed in Note 3. The Company retained a 38% interest in DNI following the deconsolidation and used the equity method to account for its interest in DNI because it has the ability to exert significant influence over the operations of DNI through its shareholding and board representation. The Company disposed of an 8% interest in DNI on May 3, 2019, leaving it with a 30% interest as of June 30, 2019.

                            Finbond

            As of June 30, 2019, the Company owned 267,672,032 shares in Finbond representing approximately 29.0% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange and its closing price on June 28, 2019, the last trading day of the month, was ZAR 4.00 per share. The market value of the Company’s holding in Finbond on June 28, 2019, was ZAR 1.1 billion ($76.0 million translated at exchange rates applicable as of June 30, 2019). On July 13, 2017, the Company acquired an additional 3.6 million shares in Finbond for approximately ZAR 11.2 million ($0.8 million). On July 11, 2018, the Company, pursuant to its election, received an additional 6,602,551 shares in Finbond as a capitalization share issue in lieu of a dividend. On July 17, 2017, the Company, pursuant to its election, received an additional 4,361,532 shares in Finbond as a capitalization share issue in lieu of a dividend.

            On August 2, 2019, the Company, pursuant to its election, received an additional 1,148,901 shares in Finbond as a capitalization share issue in lieu of a dividend.

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
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

            Equity-accounted investments (continued)

                            Finbond (continued)

            As a result of Finbond’s listing on the Johannesburg Stock Exchange it reports its six-month results during the Company’s first quarter and its annual results during the Company’s fourth quarter and the Company includes the impact of Finbond’s results in its consolidated financial statements during those quarters.

                            OneFi

            The Company provided a credit facility of up to $10 million in the form of convertible debt to OneFi, of which $3 million was drawn. Interest at 8% per annum is charged on the $3.0 million drawn. Repayment of the notes is due at the earlier of June 11, 2020, or the Company selling its interest in OneFi. The Company included the $3.0 million due in accounts receivable, net and other receivables as of June 30, 2019. The notes may also be converted to ordinary shares subject to the occurrence of certain contractually agreed events. The undrawn portion of the credit facility expired and the Company has no further obligations in this regard.

                            V2 Limited

            On October 4, 2018, the Company acquired a 50% voting and economic interest in V2 Limited (“V2”) for $2.5 million. The Company has committed to provide V2 with a further equity contribution of $2.5 million and a working capital facility of $5.0 million, which are both subject to the achievement of certain pre-defined objectives.

            Summarized below is the movement in equity-accounted investments during the years ended June 30, 2019 and 2018, which includes the investment in equity and the investment in loans provided to equity-accounted investees:

		Bank
	DNI(1)	Frick	Finbond	Other(2)	Total
Investment in equity:
Balance as of July 1, 2017 – as reported	$-	$-	$18,961	$6,742	$25,703
Correction of Finbond error (Note 1)			(1,927)		(1,927)
Balance as of July 1, 2017 – as restated	-	-	17,034	6,742	23,776
Acquisition of shares	79,541	51,949	13,043	-	144,533
Stock-based compensation	-	-	(139)	-	(139)
Comprehensive income (loss):	7,005	(606)	2,768	4	9,171
Other comprehensive loss	-	-	(2,426)	-	(2,426)
Equity accounted earnings (loss)	7,005	(606)	5,194	4	11,597
Share of net income (loss)	9,510	201	5,450	4	15,165
Amortization - acquired intangible assets	(3,480)	(531)	-	-	(4,011)
Deferred taxes - acquired intangible assets	975	128	-	-	1,103
Dilution resulting from corporate transactions	-	-	(256)	-	(256)
Other	-	(404)	-	-	(404)
Dividends received	(1,765)	(1,946)	(1,096)	(400)	(5,207)
Carrying value at the acquisition date (Note 3)	(79,972)	-	-	339	(79,633)
Foreign currency adjustment(3)	(4,809)	(1,268)	(2,628)	(593)	(9,298)
Balance as of June 30, 2018	$-	$48,129	$28,982	$6,092	$83,203

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

            Equity-accounted investments (continued)

		Bank
	DNI(1)	Frick	Finbond	Other(2)	Total
Balance as of June 30, 2018	$-	$48,129	$28,982	$6,092	$83,203
Re-measurement of 8% of DNI (Note 3)	14,849	-	-	-	14,849
Re-measurement of 30% of DNI (Note 3)	59,346	-	-	-	59,346
Acquisition of shares	-	-	1,920	2,989	4,909
Stock-based compensation	-	-	117	-	117
Comprehensive income (loss):	865	(1,542)	7,079	(669)	5,733
Other comprehensive income	-	-	4,251	-	4,251
Equity accounted earnings (loss)	865	(1,542)	2,828	(669)	1,482
Share of net income (loss)	1,380	1,109	2,524	(669)	4,344
Amortization - acquired intangible assets	(715)	(747)	-	-	(1,462)
Deferred taxes - acquired intangible assets	200	180	-	-	380
Accretion resulting from corporate transactions	-	-	304	-	304
Other	-	(2,084)	-	-	(2,084)
Dividends received	(864)	-	(1,920)	(454)	(3,238)
Return on investment	-	-	-	(284)	(284)
Deconsolidation of DNI (Note 3)	-	-	-	(242)	(242)
Sale of 8% interest in DNI (Note 3)	(14,996)	-	-	-	(14,996)
Foreign currency adjustment(3)	1,830	653	(878)	(34)	1,571
Balance as of June 30, 2019	$61,030	$47,240	$35,300	$7,398	$150,968
Investment in loans:
Balance as of July 1, 2017	$-	$-	$-	$2,159	$2,159
Loans granted	-	-	-	1,000	1,000
Transfer from accounts receivable, net and other receivables	-	-	11,235	-	11,235
Transfer to investment in equity	-	-	(11,102)	-	(11,102)
Foreign currency adjustment(3)	-	-	(133)	(7)	(140)
Balance as of June 30, 2018	-	-	-	3,152	3,152
Transfer to accounts receivable, net and other receivables	-	-	-	(3,000)	(3,000)
Foreign currency adjustment(3)	-	-	-	(4)	(4)
Balance as of June 30, 2019	$-	$-	$-	$148	$148
			Equity	Loans	Total
Carrying amount as of:
June 30, 2018			$83,203	$3,152
Continuing			$82,864	$3,152	$86,016
Discontinued (Note 3)			$339	$-	$339
June 30, 2019			$150,968	$148	$151,116

(1) DNI was included as an equity-accounted investment from August 1, 2017 until June 30, 2018, the date upon which the Company obtained control and commenced consolidation of DNI, and then again from March 31, 2019;
(2) Includes OneFi, SmartSwitch Namibia, V2 and Walletdoc;
(3) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

            Summary financial information of equity-accounted investments

             Summarized below is the financial information of equity-accounted investments (during the Company’s reporting periods in which investments were carried using the equity-method, unless otherwise noted) as of the stated reporting period of the investee and translated at the applicable closing or average foreign exchange rates (as applicable):

	DNI	Bank Frick	Finbond	Other(1)
Balance sheet, as of	June 30	June 30	February 28(2)	Various(3)
Current assets(4)
2019	$35,608	n/a	n/a	$17,781
2018	n/a	n/a	n/a	11,433
Long-term assets
2019	39,851	$1,013,677	$240,792	2,304
2018	n/a	1,418,160	252,265	1,343
Current liabilities(4)
2019	25,757	n/a	n/a	8,492
2018	n/a	n/a	n/a	3,295
Long-term liabilities
2019	7,324	915,050	125,704	4,654
2018	n/a	1,323,470	175,539	3,930
Redeemable stock
2019	-	-	-	-
2018	n/a	-	-	-
Non-controlling interests
2019	1,100	-	11,696	25
2018	n/a	-	10,948	-
Statement of operations, for the period ended	June 30(5)	June 30(6)	February 28(2)	Various(7)
Revenue
2019	15,898	41,126	174,177	33,807
2018	n/a	33,814	161,915	10,955
2017	n/a	n/a	97,431	7,168
Operating income (loss)
2019	5,814	3,633	21,592	(753)
2018	n/a	776	33,989	826
2017	n/a	n/a	19,551	276
Income (loss) from continuing operations
2019	4,306	3,169	10,152	(915)
2018	n/a	617	18,651	152
2017	n/a	n/a	9,700	3
Net income (loss)
2019	$4,481	3,169	10,152	(1,029)
2018	n/a	$617	18,651	152
2017	n/a	n/a	$9,700	$3

(1) Includes OneFi, SmartSwitch Namibia, Walletdoc and V2, as appropriate;
(2) Finbond balances included were derived from its publically available information. The amounts as of February 28, 2018 and for the years ended February 28, 2018 and 2017, respectively, have been restated for the error described in Note 1;
(3) Balance sheet information for OneFi, SmartSwitch Namibia and V2 is as of June 30, 2019 and 2018, and Walletdoc as of February 28, 2019 and 2018, respectively.
(4) Bank Frick and Finbond are banks and do not present current and long-term assets and liabilities. All assets and liabilities of these two entities are included under the long-term caption.
(5) Statement of operations information for DNI is for the period from April 1, 2019 to June 30, 2019.
(6) Statement of operations information for 2018 for Bank Frick is for the period from October 1, 2017 to June 30, 2018.
(7) Statement of operations information for OneFi, SmartSwitch Namibia and V2 for the year ended June 30, and Walletdoc for the year ended February 28.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

            Other long-term assets

            Summarized below is the breakdown of other long-term assets as of June 30, 2019, and June 30, 2018:

	June 30,	June 30,
	2019	2018

Total equity investments	$26,993	$199,865
Investment in 15% of Cell C, at fair value (Note 7)	-	172,948
Investment in MobiKwik(1)	26,993	26,917
Total held to maturity investments	-	10,395
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	10,395
Long-term portion of payments to agents in South Korea amortized over the contract period	9,564	17,582
Policy holder assets under investment contracts (Note 11)	619	610
Reinsurance assets under insurance contracts (Note 11)	1,163	633
Other long-term assets	5,850	5,947
Total other long-term assets	$44,189	$235,032

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

                            Cell C

            On August 2, 2017, the Company, through its subsidiary, Net1SA, purchased 75,000,000 class “A” shares of Cell C for an aggregate purchase price of ZAR 2.0 billion ($151.0 million) in cash. The Company funded the transaction through a combination of cash and the facilities described in Note 12. Net1 SA has pledged, among other things, its entire equity interest in Cell C as security for the South African facilities described in Note 12 used to partially fund the acquisition of Cell C. The Company’s investment in Cell is carried at fair value. Refer to Note 7 for additional information regarding changes in the fair value of Cell C.

                            MobiKwik

            The Company signed a subscription agreement with MobiKwik, which is one of India’s largest independent mobile payments networks, with over 80 million users and 2.5 million merchants. Pursuant to the subscription agreement, the Company agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24 month period. The Company made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017, under this subscription agreement. During the year ended June 30, 2019, the Company paid $1.1 million to subscribe for additional shares in MobiKwik. As of June 30, 2019 and 2018, respectively, the Company owned approximately 13% and 12% of MobiKwik’s issued share capital.

                            Cedar Cellular

            In December 2017, the Company purchased, for cash, $9.0 million of notes, with a face value of $20.5 million, issued by Cedar Cellular Investment 1 (RF) (Pty) Ltd (“Cedar Cellular”), a Cell C shareholder, representing 7.625% of the issuance. The investment in the notes was made in connection with the Cell C investment discussed above. The notes are listed on The International Stock Exchange. The Company has elected to treat the investment in the notes as held to maturity securities. The investment in the notes is reviewed on a quarterly basis for indicators of other-than-temporary impairment. The notes bear interest semi-annually at 8.625% per annum on the face value and interest is payable in cash or deferred, at Cedar Cellular’s election, for payment on the maturity date. The notes mature on August 2, 2022. The notes are secured by all of Cedar Cellular’s investment in Cell C, namely, 59,000,000 class “A” shares.

            The Company recognized interest income of $2.4 million and $1.4 million, related to the Cedar Cellular notes during the year ended June 30, 2019 and 2018, respectively. Interest on this investment will only be paid, at Cedar Cellular’s election, on maturity in August 2022.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

            Other long-term assets (continued)

                            Cedar Cellular (continued)

            The Company does not expect to recover the amortized cost basis of the Cedar Cellular notes due to a reduction in the amount of future cash flows expected to be collected from the debt security compared to previous expectations. The Company does not expect to generate any cash flows from the debt security at maturity in August 2022 or prior to the maturity date due to the current challenges facing the business and the uncertainties over the future value of the current equity in Cell C. Accordingly, the Company believes it is unlikely that Cedar Cellular will generate sufficient cash inflows to settle any outstanding accumulated interest and principal due to the note holders on maturity in August 2022.

            The Company’s cannot calculate an effective interest rate on the Cedar Cellular note because the carrying value is currently zero ($0.0 million) as of June 30, 2019. The Company therefore cannot calculate the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of 24.82%) because there are no future cash flows to discount. The present value of the expected cash flows of zero ($0.0 million) is less than the amortized cost basis recorded of $12.8 million (before the cumulative 2019 impairments for the year ended June 30, 2019). Accordingly, the Company recorded an other-than-temporary impairment related to a credit loss of $12.8 million during the year ended June 30, 2019. The impairment of $12.8 million is included in the caption—Impairment of Cedar Cellular note-in the consolidated statement of operations for the year ended June 30, 2019, respectively.

            Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of June 30, 2019:

		Unrealized	Unrealized	Carrying
	Cost basis	holding gains	holding losses	value
Equity securities:
Investment in MobiKwik	$26,993	$-	$-	$26,993
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$-	$-	$26,993

            Summarized below are the components of the Company’s held to maturity investments as of June 30, 2018:

	Cost	Unrealized	Unrealized	Carrying
	basis(1)	holding gains(1)	holding losses	value
Held to maturity:
Investment in Cedar Cellular notes	$10,395	$-	$-	$10,395
Total	$10,395	$-	$-	$10,395

            (1) An amount of $1.4 million attributed to interest recognized under the Cedar Cellular note was incorrectly included in the unrealized holding gains column as of June 30, 2018, and has been reclassified to the cost basis column.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

            Contractual maturities of held to maturity investments

            Summarized below is the contractual maturity of the Company’s held to maturity investment as of June 30, 2019:

	Cost basis	Estimated fair value(1)
Due in one year or less	$-	$-
Due in one year through five years(2)	-	-
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$-	$-

            (1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the Company’s portion of the security provided to the Company by Cedar Cellular, namely, Cedar Cellular’s investment in Cell C.
            (2) The cost basis is zero ($0.0 million).

10.      GOODWILL AND INTANGIBLE ASSETS, net

            Goodwill

             Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2019, 2018 and 2017:

	Gross	Accumulated	Carrying
	value	impairment	value
Balance as of July 1, 2016	$179,478	$-	$179,478
Acquisition of Ceevo FS (Note 3)	2,475	-	2,475
Foreign currency adjustment(1)	6,880	-	6,880
Balance as of June 30, 2017	188,833	-	188,833
Impairment loss	-	(20,917)	(20,917)
Foreign currency adjustment(1)	1,019	144	1,163
Balance as of June 30, 2018	189,852	(20,773)	169,079
Impairment loss	-	(14,440)	(14,440)
Foreign currency adjustment(1)	(5,308)	56	(5,252)
Balance as of June 30, 2019	$184,544	$(35,157)	$149,387

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

            Goodwill associated with the acquisition of Ceevo FS represents the excess of cost over the fair value of acquired net assets. The Ceevo FS goodwill is not deductible for tax purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets. Ceevo FS was allocated to the Company’s International transaction processing operating segment.

              Impairment loss

            The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year.

                            Year ended June 30, 2019

            During the second quarter of fiscal 2019, the Company performed an impairment analysis and recognized an impairment loss of approximately $8.2 million, of which approximately $7.0 million related to goodwill allocated to its IPG business within its international transaction processing operating segment and $1.2 million related to goodwill within its South African transaction processing operating segment. Given the consolidation and restructuring of IPG over the period to December 31, 2018, several business lines were terminated or meaningfully reduced, resulting in lower than expected revenues, profits and cash flows. IPG’s new business initiatives are still in their infancy, and it is expected to generate lower cash flows than initially forecast.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      GOODWILL AND INTANGIBLE ASSETS, net (continued)

            Goodwill (continued)

                     Impairment loss (continued)

                            Year ended June 30, 2019 (continued)

            In order to determine the amount of the IPG goodwill impairment, the estimated fair value of the Company’s IPG business assets and liabilities were compared to the carrying value of the IPG’s assets and liabilities. The Company used a discounted cash flow model in order to determine the fair value of IPG. The allocation of the fair value of IPG required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable. Based on this analysis, the Company determined that the carrying value of IPG’s assets and liabilities exceeded their fair value at the reporting date.

            The Company also identified and recognized an impairment loss of $6.2 million related to goodwill allocated to its financial inclusion and applied technologies operating segment as a result of its June 30, 2019, annual impairment test. The June 2019 impairment loss resulted from on-going losses incurred in the latter half of the fiscal year that were greater than, and were incurred for a longer duration, than initially expected.

            The estimated fair value of the business assets and liabilities were compared to the carrying value of the assets and liabilities of the reporting unit within the financial inclusion and applied technologies operating segment in order to determine the $6.2 million goodwill impairment. The Company used an EV/EBITDA multiple valuation model to determine the fair value of the reporting unit.

            The allocation of the fair value of the reporting unit required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable. Based on this analysis, except for the impairments recognized, the Company determined that the carrying value of the reporting unit’s assets and liabilities exceeded their fair value at the reporting date. In the event that there is deterioration in the Company’s operating segments, or in any other of the Company’s businesses, this may lead to additional impairments in future periods.

                            Year ended June 30, 2018

            During the third quarter of fiscal 2018, the Company recognized an impairment loss of approximately $19.9 million related to goodwill allocated to the Masterpayment business within its international transaction processing operating segment as a result of changes to the operating model of Masterpayment. During the second quarter of fiscal 2018, the Company re-evaluated the operating performance and ongoing viability of Masterpayment’s working capital financing and supply chain solutions offering and determined to exit this portion of its business. While the Company believed that it could scale this offering in the medium to long-term by focusing on customers and industries outside Masterpayment’s initial target market, this standalone offering did not fit the Company’s strategy of providing payment solutions and working capital to small and medium-sized merchants. In order to focus on the Company’s stated international strategy, the Company decided to wind-down the traditional working capital finance book issued to non-payment solutions customers. During the third quarter of fiscal 2018, the Company evaluated Masterpayment’s business strategy and following the wind-down referred to above, it determined that Masterpayment was unlikely to deliver the financial results or cash flows previously anticipated. The Company and two of Masterpayment’s senior managers agreed, by mutual consent, that with effect from the end of March 2018, the managers terminated their employment with Masterpayment in order to dedicate themselves to new professional tasks. The Company also impaired goodwill of approximately $1.1 million during its June 2018 annual goodwill impairment assessment related to a business allocated to its South African transaction processing operating segment, which ceased trading during the year.

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
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      GOODWILL AND INTANGIBLE ASSETS, net (continued)

            Goodwill (continued)

            Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of July 1, 2016	$20,425	$136,185	$22,868	$179,478
Acquisition of Ceevo FS (Note 3)	-	2,475	-	2,475
Foreign currency adjustment(1)	2,706	1,910	2,264	6,880
Balance as of June 30, 2017	23,131	140,570	25,132	188,833
Impairment loss	(1,052)	(19,865)	-	(20,917)
Foreign currency adjustment(1)	(1,133)	3,243	(947)	1,163
Balance as of June 30, 2018	20,946	123,948	24,185	169,079
Impairment of goodwill	(1,180)	(7,011)	(6,249)	(14,440)
Foreign currency adjustment(1)	(558)	(4,209)	(485)	(5,252)
Balance as of June 30, 2019	$19,208	$112,728	$17,451	$149,387

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

            Intangible assets, net

            Summarized below is the fair value of intangible assets acquired, translated at the exchange rate applicable as of the relevant acquisition dates, and the weighted-average amortization period:

		Weighted-
	Fair value as	Average
	of acquisition	Amortization
	date	period (in years)
Finite-lived intangible asset:
Acquired during the year ended June 30, 2017
Pros Software – customer relationships	$2,311	0.75
Ceevo FS – customer relationships	186	0.65
Ceevo FS – software and unpatented technology	147	1.25

Indefinite-lived intangible asset:
Acquired during the year ended June 30, 2017
Ceevo FS – Financial institution license	$745	n/a

            On acquisition, the Company recognized deferred tax liabilities of approximately $0.7 million related to the acquisition of intangible assets during the year ended June 30, 2017.

            The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Except as discussed in Note 3, no intangible assets have been impaired during the years ended June 30, 2019, 2018 and 2017, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      GOODWILL AND INTANGIBLE ASSETS, net (continued)

            Intangible assets, net (continued)

            Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2019 and 2018:

	As of June 30, 2019			As of June 30, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$96,653	$(86,285)	$10,368	$100,421	$(76,237)	$24,184
Software and unpatented technology	32,071	(31,829)	242	33,121	(32,342)	779
FTS patent	2,721	(2,721)	-	2,792	(2,792)	-
Exclusive licenses	-	-	-	4,506	(4,506)	-
Trademarks	6,772	(6,265)	507	6,962	(5,589)	1,373
Total finite-lived intangible assets	138,217	(127,100)	11,117	147,802	(121,466)	26,336
Indefinite-lived intangible assets:
Financial institution license	772	-	772	793	-	793
Total indefinite-lived intangible assets	772	-	772	793	-	793
Total intangible assets	$138,989	$(127,100)	$11,889	$148,595	$(121,466)	$27,129

            Amortization expense charged for the years to June 30, 2019, 2018 and 2017 was $22.1 million, $11.8 million, and $14.0 million, respectively.

            Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2019, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2020	$7,955
2021	2,803
2022	72
2023	71
2024	71
Thereafter	145
Total future estimated amortization expense	$11,117

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.      REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

            Reinsurance assets and policy holder liabilities under insurance contracts

            Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the years ended June 30, 2019 and 2018:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of July 1, 2017	$191	$(1,611)
Increase in policy holder benefits under insurance contracts	1,899	(9,714)
Claims and policyholders’ benefits under insurance contracts	(1,449)	9,214
Foreign currency adjustment(3)	(8)	79
Balance as of June 30, 2018	633	(2,032)
Increase in policy holder benefits under insurance contracts	775	(8,137)
Claims and policyholders’ benefits under insurance contracts	(228)	8,237
Foreign currency adjustment(3)	(17)	52
Balance as of June 30, 2019	$1,163	$(1,880)

(1)	Included in other long-term assets (refer to Note 9);
(2)	Included in other long-term liabilities;
(3)	Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

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

            Reinsurance assets and policy holder liabilities under investment contracts

            Summarized below is the movement in assets and policy holder liabilities under investment contracts during the years ended June 30, 2019 and 2018:

		Investment
	Assets(1)	contracts(2)
Balance as of July 1, 2017	$627	$(627)
Increase in policyholder benefits under insurance contracts	13	(13)
Foreign currency adjustment(3)	(30)	30
Balance as of June 30, 2018	610	(610)
Increase in policyholder benefits under insurance contracts	24	(24)
Foreign currency adjustment(3)	(15)	15
Balance as of June 30, 2019	$619	$(619)

(1)	Included in other long-term assets (refer to Note 9);
(2)	Included in other long-term liabilities;
(3)	Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

            The Company does not offer any investment products with guarantees related to capital or returns.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
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

                     July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings

                            Long-term borrowings – Facilities A, B, C and D

            On July 21, 2017, Net1 SA entered into a Common Terms Agreement, Senior Facility A Agreement, Senior Facility B Agreement, Senior Facility C Agreement, Subordination Agreement, Security Cession & Pledge and certain ancillary loan documents (collectively, the “Original Loan Documents”) with RMB, a South African corporate and investment bank, and Nedbank Limited (acting through its Corporate and Investment Banking division), an African corporate and investment bank, and any other lenders that may participate in such loans (collectively, the “Lenders”), pursuant to which, among other things, Net1 SA may borrow up to an aggregate of ZAR 1.25 billion to finance a portion of its investment in Cell C and to fund its on-going working capital requirements. Net1 agreed to guarantee the obligations of Net1 SA to the Lenders and subordinate any claims it may have against Net1 SA and certain of its subsidiaries to the Lenders’ claims against such persons. On July 26, 2017, Net1 SA entered into a letter agreement (the “Letter” and together with the Original Loan Documents and March 2018 amendment described below, the “Loan Documents”) with the Lenders to amend the Common Terms Agreement to, among other things, permit the amounts borrowed under the Senior Facility B to fund the acquisition of Cell C shares and adjust the terms of certain conditions precedent. On March 8, 2018, the Company amended its South African long-term facility to include an additional term loan, Facility D, of up to ZAR 210.0 million.

            The Loan Documents provide for a Facility A term loan of up to ZAR 750 million, a Facility B term loan of up to ZAR 500 million, a Facility C term loan in an amount equal to the aggregate amount of voluntary prepayments of the outstanding principal amount of the Facility A loan, and a Facility D term loan of up to ZAR 210 million. Net1 SA paid non-refundable deal origination fees of approximately $0.6 million and $0.2 million in August 2017 and March 2018, respectively. Interest on the loans was payable quarterly based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 2.25% for the Facility A loan, 3.5% for the Facility B loan , 2.25% for the Facility C loan and 2.75% for the Facility D loan. Interest expense incurred during the years ended June 30, 2019 and 2018, was $2.9 million and $7.2 million, respectively. During the years ended June 30, 2019 and 2018, $0.3 million and $0.5 million, respectively, of prepaid facility fees were amortized. On July 26, 2017, the Company utilized ZAR 1.25 billion (approximately $92.2 million) of its South African long-term facility to partially fund the acquisition of 15% of Cell C. On March 9, 2018, the Company utilized ZAR 84.0 million (approximately $7.1 million) of its new ZAR 210 million South African long-term facility to partially fund the acquisition of a further 4.0% in DNI and the balance of the facility to extend a ZAR 126.0 million (approximately $10.6 million) loan to DNI (refer to Note 3).

            Principal repayments of the facilities were due in twelve quarterly installments commencing on September 29, 2017 and the Company made repayments of ZAR 683.8 million ($46.9 million) and ZAR 776.3 million ($60.5 million) during the years ended June 30, 2019 and 2018, respectively. A principal repayment of ZAR 151.3 million ($10.7 million, translated at exchange rates applicable as of June 30, 2019) was scheduled to be paid on June 29, 2019, however the Company settled the outstanding amount of ZAR 230.0 million ($16.0 million) in full on May 3, 2019, utilizing a combination of existing cash reserves and through the sale of DNI shares as discussed in Note 3.

            The loans were secured by a pledge by Net1 SA of, among other things, its entire equity interests in Cell C and DNI. The Loan Documents contain customary covenants that require Net1 SA to maintain a specified total net leverage ratio and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities, without the Lenders consent.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      BORROWINGS (continued)

            South Africa (continued)

                     July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings (continued)

                            Long-term borrowings – Facilities A, B, C and D (continued)

            On September 4, 2019, Net1 SA further amended the July 2017 Facilities agreement, which included adding Main Street 1692 (RF) Proprietary Limited (“Debt Guarantor”), a South African company incorporated for the sole purpose of holding collateral for the benefit of the Lenders and acting as debt guarantor. The covenants were also amended and now include customary covenants that require Net1 SA to maintain a specified total asset cover ratio and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities. Net1 also agreed that in the event of any sale of KSNET, Inc., it would deposit a portion of the proceeds in an amount of the USD equivalent of the Facility F loan and the Nedbank general banking facility commitment into a bank account secured in favor of the Debt Guarantor. Net1 SA also entered into a pledge and cession agreement with the Debt Guarantor pursuant to which, among other things, Net1 SA agreed to cede its shareholdings in Cell C, DNI and Net1 FIHRST Holdings (Pty) Ltd to the Debt Guarantor.

                            Short-term facility - Facility E

            On September 26, 2018, Net1 SA further amended its amended July 2017 Facilities agreement with RMB to include an overdraft facility (“Facility E”) of up to ZAR 1.5 billion ($106.5 million, translated at exchange rates applicable as of June 30, 2019) to fund the Company’s ATMs. The available Facility E overdraft facility was subsequently reduced to ZAR 1.2 billion ($85.2 million) in September 2019. Interest on the overdraft facility is payable on the last day of each month and on the final maturity date based on South African prime rate. The overdraft facility will be reviewed in September 2020. The overdraft facility amount utilized must be repaid in full within one month of utilization and at least 90% of the amount utilized must be repaid with 25 days. The overdraft facility is secured by a pledge by Net1 SA of, among other things, cash and certain bank accounts utilized in the Company’s ATM funding process, the cession of an insurance policy with Senate Transit Underwriters Managers Proprietary Limited, and any rights and claims Net1 SA has against Grindrod Bank Limited. The Company paid a non-refundable origination fee of approximately ZAR 3.8 million ($0.3 million) in October 2018. As at June 30, 2019, the Company had utilized approximately ZAR 1.0 billion ($69.6 million) of this overdraft facility. This ZAR 1.2 billion overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The prime rate on June 30, 2019, was 10.25%, and reduced to 10.00% on July 19, 2019, following a reduction in the South African repo rate.

                            Short-term facility - Facility F

            On September 4, 2019, Net1 SA further amended its amended July 2017 Facilities agreement with RMB to include an overdraft facility (“Facility F”) of up to ZAR 300.0 million ($21.3 million, translated at exchange rates applicable as of June 30, 2019) for the sole purposes of funding the acquisition of airtime from Cell C. Net1 SA may not dispose of the airtime acquired from Cell C prior to April 1, 2020, without the prior consent of RMB, Absa Bank Limited and Investec Asset Management Proprietary Limited. Facility F comprises (i) a first Senior Facility F loan of ZAR 220 million (ii) a second Senior Facility F loan of ZAR 80 million, or such lesser amount as may be agreed by the facility agent. Facility F is required to be repaid in full nine month following the first utilization of the facility. Net1 SA is required to prepay Facility F subject to customary prepayment terms. Interest on Facility F is payable quarterly in arrears based JIBAR plus a margin of 5.50% per annum. The margin on the Facility F will increase by 1% per annum if Net1 SA has not disposed of certain assets by October 31, 2019, and will increase by a further 1% if Net1 SA has not disposed of its shareholding in DNI by January 31, 2020. Net1 SA paid a non-refundable structuring fee of ZAR 2.2 million to the Lenders in September 2019.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      BORROWINGS (continued)

            South Africa (continued)

                     June 2018 Facility, a long-term borrowing (a DNI facility)

            On June 28, 2018, DNI entered into a Revolving Credit Facility Agreement (“DNI Credit Facility Agreement”) with RMB and K2018318388 (South Africa) (RF) Proprietary Limited (“Debt Guarantor”), a South African company incorporated for the sole purpose of holding collateral for the benefit of RMB and acting as debt guarantor. DNI, RMB and the Debt Guarantor concurrently entered into a Subordination Agreement; Shareholder Guarantee, Cession and Pledge Agreement; Guarantee Cession and Pledge Agreement (collectively with the DNI Credit Facility Agreement, the “Revolving Credit Agreement Documents”), with various other parties, including DNI’s subsidiaries and DNI’s shareholders (except Net1 SA), pursuant to which, among other things, DNI obtained a ZAR 200.0 million revolving credit facility with a term of three years to June 2021 from RMB to finance the acquisition and/ or requisition of telecommunication towers. The facility has been deconsolidated from the Company’s consolidated balance sheet following the disposal of DNI on March 31, 2019, as described in Note 3.

            Interest on the revolving credit facility is payable quarterly based on JIBAR in effect from time to time plus a margin of 2.75% . Interest expense incurred by the Company during the year ended June 30, 2019, was $0.6 million. DNI paid a non-refundable deal origination fee of approximately ZAR 2.3 million ($0.2 million) in July 2018. DNI’s shareholders, excluding Net1 SA, have agreed to pledge their entire equity interest in DNI to RMB, guarantee the obligations of DNI to RMB and subordinate any claims they may have against DNI and certain of its subsidiaries to RMB’s claims against such persons. DNI has agreed to ensure that Net1 SA will become bound by the terms and conditions applicable to the other DNI shareholders party to the Shareholder Guarantee, Cession and Pledge Agreement once the DNI shares pledged as security for the July 2017 facilities are released. The revolving credit facility is also secured by a pledge by DNI of, among other things, its entire equity interests in its subsidiaries and it has also agreed to arrange for the registration of notarial bonds over its movable property. The Loan Documents contain customary covenants that require DNI to maintain specified net senior debt to EBITDA and EBITDA to net senior interest ratios and restrict the ability of DNI, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities, without the approval of RMB.

                     Nedbank facility, comprising short-term facilities

            As of June 30, 2019, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 450.0 million ($32.0 million). The credit facility comprises an overdraft facility of (i) up to ZAR 300 million ($21.3 million), which is further split into (a) a ZAR 250.0 million ($17.8 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.6 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($10.7 million), which include letters of guarantees, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund the Company’s ATMs is considered restricted cash.

            The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a South African subsidiary, as well as all of its rights, title and interest in an insurance policy issued by Fidelity Risk Proprietary Limited as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations. The short-term facility provides Nedbank with the right to set off funds held in certain identified Company bank accounts with Nedbank against any amounts owed to Nedbank under the facility. As of June 30, 2019, the Company had total funds of $2.7 million in bank accounts with Nedbank which have been set off against $8.6 million drawn under the Nedbank facility, for a net amount drawn under the facility of $5.9 million. As of June 30, 2019, the interest rate on the overdraft facility was 9.10%, and reduced to 8.85% on July 19, 2019, following a reduction in the South African repo rate.

            As of June 30, 2019, the Company has utilized approximately ZAR 82.8 million ($5.9 million) of its ZAR 250 million overdraft facility to fund ATMs and utilized none of its ZAR 50 million general banking facility. As of June 30, 2019 and 2018, the Company had utilized approximately ZAR 93.6 million ($6.6 million) and ZAR 108.0 million ($7.9 million), respectively, of its indirect and derivative facilities of ZAR 150 million to enable the bank to issue guarantee, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 22).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      BORROWINGS (continued)

            South Africa (continued)

                     October 2016 long-term facilities

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

            United States, a short-term facility

            On September 14, 2018, the Company renewed its $10.0 million overdraft facility from Bank Frick and on February 4, 2019, the Company increased the overdraft facility to $20.0 million. The interest rate on the facilities is 4.50% plus 3-month US dollar LIBOR and interest is payable on a quarterly basis. The 3-month US dollar LIBOR rate was 2.31988% on June 30, 2019. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice. The facility is secured by a pledge of the Company’s investment in Bank Frick. As of June 30, 2019, the Company had utilized approximately $9.5 million of this facility.

            South Korea

                     Short-term facility

            The Company obtained a one year KRW 10 billion ($8.6 million) short-term overdraft facility from Hana Bank, a South Korean bank, in January 2019. The interest rate on the facilities is 1.984% plus 3-month CD rate. The CD rate as of June 30, 2019, was 1.780% . The facility expires in January 2020, however it can be renewed. The facility is unsecured with no fixed repayment terms. As of June 30, 2019, the Company had not utilized this facility.

                     Long-term borrowings

            The Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), signed a five-year senior secured facilities agreement (the “Facilities Agreement”) with a consortium of South Korean banks in October 2013. On October 20, 2017, the Company made an unscheduled repayment of $16.6 million and settled the full outstanding balance, including interest, related to these borrowings and the Company was released from its security obligations created under the Facilities Agreement. The Company made a scheduled repayment of its Facility A loan of KRW 10 billion ($8.8 million), unscheduled voluntary principal repayments towards its Facility A loan of KRW 22.1 billion ($19.6 million) and a prepayment towards its Facility C revolving credit facility of KRW 10.0 billion ($8.9 million) during the year ended June 30, 2017. The Company utilized approximately KRW 0.3 billion ($0.3 million) and KRW 0.9 billion ($0.8 million), of its Facility C revolving credit facility to pay interest due during the year ended June 30, 2018 and 2017, respectively.

            Interest on the loans and revolving credit facility was payable quarterly and was based on the South Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility. Total interest expense related to the facilities during the years ended June 30, 2018 and 2017, was $0.4 million and $1.2 million, respectively. Prepaid facility fees amortized during each of the years ended June 30, 2018 and 2017, was approximately $0.1 million, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      BORROWINGS (continued)

            Movement in short-term borrowings

            Summarized below are the Company’s short-term facilities as of June 30, 2019, and the movement in the Company’s short-term facilities from as of June 30, 2018 to as of June 30, 2019:

			United	South
	South Africa		States	Korea
	Amended		Bank	Hana
	July 2017	Nedbank	Frick	Bank	Total
Short-term facilities as of June 30, 2019:	$85,203	$31,951	$20,000	$8,648	$145,802
Overdraft	-	3,550	20,000	8,648	32,198
Overdraft restricted as to use for ATM
funding only	85,203	17,751	-	-	102,954
Indirect and derivative facilities	-	10,650	-	-	10,650

Movement in utilized overdraft facilities:
Balance as of June 30, 2018	-	-	-	-	-
Utilized	722,375	85,843	14,536	-	822,754
Repaid	(655,612)	(80,365)	(4,992)	-	(740,969)
Foreign currency adjustment(1)	2,803	402	-	-	3,205
Balance as of June 30, 2019(2)	69,566	5,880	9,544	-	84,990
Restricted as to use for
ATM funding only	69,566	5,880	-	-	75,446
No restrictions as to use	-	-	9,544	-	9,544

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2018	-	7,871	-	-	7,871
Guarantees cancelled	-	(1,075)	-	-	(1,075)
Utilized	-	46	-	-	46
Foreign currency adjustment(1)	-	(199)	-	-	(199)
Balance as of June 30, 2019	$-	$6,643	$-	$-	$6,643

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.
(2) Nedbank as of June 30, 2019, of $5.9 million comprises the net of total overdraft facilities withdrawn of $8.6 million offset against funds in bank accounts with Nedbank of $2.7 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      BORROWINGS (continued)

            Movement in long-term borrowings

            Summarized below is the movement in the Company’s long term borrowing from as of June 30, 2017, to as of June 30, 2019:

	South Korea	South Africa
	Continuing		Discontinued
			June
		Amended	2018	Other
	Net1 Korea	July 2017	Facility	(Note 3)	Total

Balance as of July 1, 2017, allocated to	$16,239	$-	$-	$-	$16,239
Current portion of long-term borrowings	8,738	-	-	-	8,738
Long-term borrowings	7,501	-	-	-	7,501
Utilized	197	112,960	-	-	113,157
Repaid	(16,592)	(60,470)	-	-	(77,062)
DNI acquisition (Note 3)	-	-	-	616	616
Foreign currency adjustment(1)	156	(2,942)	-	-	(2,786)
Balance as of June 30, 2018, allocated to	-	49,548	-	616	50,164
Current portion of long-term borrowings	-	44,079	-	616	44,695
Long-term borrowings	-	5,469	-	-	5,469
Utilized	-	-	14,613	-	14,613
Repaid	-	(31,844)	(4,944)	(569)	(37,357)
Repaid from sale of DNI shares (Note 3)	-	(15,011)	-	-	(15,011)
Deconsolidated (Note 3)	-	-	(10,435)	-	(10,435)
Foreign currency adjustment(1)	-	(2,693)	766	(47)	(1,974)
Balance as of June 30, 2019	$-	$-	$-	$-	$-

(1)	Represents the effects of the fluctuations between the ZAR and the Korean won, against the U.S. dollar.

13.      OTHER PAYABLES

            Summarized below is the breakdown of other payables as of June 30, 2019 and 2018:

	2019	2018

Accrual of implementation costs to be refunded to SASSA	$34,039	$-
Accruals	10,620	$16,148
Provisions	6,074	8,211
Other	10,814	9,690
Value-added tax payable	3,234	5,478
Payroll-related payables	1,113	1,533
Participating merchants settlement obligation	555	585
	$66,449	$41,645

            Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.      OTHER PAYABLES (continued)

            Accrual of implementation costs to be refunded to SASSA (continued)

            After the award of the tender, SASSA requested that CPS biometrically register all social grant beneficiaries (including child grant beneficiaries) and collect additional information for each child grant recipient. CPS agreed to SASSA’s request and, as a result, it performed approximately 11 million additional registrations beyond those that CPS tendered for in the quoted service fee. Accordingly, CPS sought reimbursement from SASSA of the cost of this exercise, supported by a factual findings certificate from an independent auditing firm. SASSA paid CPS ZAR 317.0 million, including VAT, as full settlement of the additional costs CPS incurred.

            In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced legal proceedings in the Gauteng Division, Pretoria of the High Court of South Africa (“High Court”) seeking an order by the High Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve a payment to CPS of ZAR 317.0 million and directing CPS to repay the aforesaid amount, plus interest. Corruption Watch claimed that there was no lawful basis to make the payment to CPS, and that the decision was unreasonable and irrational and did not comply with South African legislation. CPS was named as a respondent in this legal proceeding.

            On February 22, 2018, the matter was heard by the High Court. On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, CPS filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because it believed that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court refused the application seeking leave to appeal. In September 2018, CPS received notification from the Supreme Court that its petition seeking leave to appeal had been granted. The matter was heard on September 10, 2019.

            On September 30, 2019, the Supreme Court delivered its ruling in the matter, declining CPS' appeal and awarding costs against CPS. CPS is liable to repay SASSA ZAR 317.0 million, plus interest from June 2014 to date of payment. As a result, CPS recorded the liability at June 30, 2019, of $34.0 million (ZAR 479.4 million, translated at exchange rates applicable as of June 30, 2019, comprising a revenue refund of $19.7 million (ZAR 277.6 million), accrued interest of $11.4 million (ZAR 161.0 million), unclaimed indirect taxes of $2.8 million (ZAR 39.4 million) and estimated costs of $0.1 million (ZAR 1.4 million)). The Company has reduced revenue by $19.7 million during the year ended June 30, 2019, because it has interpreted the Supreme Court ruling as a price variation and not a nonreciprocal transaction.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
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

            The Company’s number of shares, net of treasury, presented in the consolidated balance sheets and consolidated statement of changes in equity includes participating non-vested equity shares (specifically contingently returnable shares) as described below in Note 17 “— Amended and Restated Stock Incentive Plan—Restricted Stock—General Terms of Awards”.

            The following table presents a reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2019, 2018 and 2017:

	2019	2018	2017
Number of shares, net of treasury:
Statement of changes in equity – common stock	56,568,425	56,685,925	56,369,737
Less: Non-vested equity shares that have not vested as of end of year (Note 17)	583,908	765,411	505,473
Number of shares, net of treasury excluding non-vested equity shares that have not vested	55,984,517	55,920,514	55,864,264

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
for the years ended June 30, 2019, 2018 and 2017
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
for the years ended June 30, 2019, 2018 and 2017
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

                     Other repurchases

            The Company did not repurchase any of its shares during the years ended June 30, 2019 and 2018, respectively, outside of the authorization. On May 24, 2017, the Company and one of its co-founders, the former chief executive officer and former member of its board of directors, Mr. S.C.P. Belamant, entered into a Separation and Release of Claims Agreement (the “Separation Agreement”). The Company repurchased 1,269,751 shares of its common stock from Mr. Belamant, at a price of $10.80 per share, for an aggregate consideration of $13.7 million under the Separation Agreement.

15.      ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

            The table below presents the change in accumulated other comprehensive (loss) income per component during the years ended June 30, 2019, 2018 and 2017:

	Accumulated
	Foreign
	currency
	translation
	reserve	Total
	(as restatedA )	(as restatedA )
Balance as of July 1, 2016	$(189,692)	$(189,692)
Movement in foreign currency translation reserve related to equity accounted
investment	(2,697)	(2,697)
Movement in foreign currency translation reserve	29,653	29,653
Balance as of June 30, 2017	(162,736)	(162,736)
Movement in foreign currency translation reserve related to equity accounted
investment	(2,426)	(2,426)
Movement in foreign currency translation reserve	(19,376)	(19,376)
Balance as of June 30, 2018	(184,538)	(184,538)
Release of foreign currency translation reserve related to DNI disposal (Note 3)	1,806	1,806
Release of foreign currency translation reserve related to disposal of DNI
interest as an equity method investment (Note 3)	646	646
Movement in foreign currency translation reserve related to equity accounted
investment	4,251	4,251
Movement in foreign currency translation reserve	(21,438)	(21,438)
Balance as of June 30, 2019	$(199,273)	$(199,273)

(A)	Certain amounts have been restated to correct the misstatement discussed in Note 1.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      ACCUMULATED OTHER COMPREHENSIVE (LOSS)

            INCOME (continued)

            During the year ended June 30, 2019, the Company reclassified $1.8 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the DNI disposal (refer to Note 3) and reclassified $0.6 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the disposal of the DNI interest as an equity method investment (refer to Note 3).There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2018 and 2017, respectively.

16.      REVENUE

            The Company is a leading provider of transaction processing services, financial inclusion products and services and secure payment technology. The Company operates market-leading payment processors in South Africa and internationally. The Company offers debit, credit and prepaid processing and issuing services for all major payment networks. In South Africa, The Company provides innovative low-cost financial inclusion products, including banking, lending and insurance, and, through DNI, was a leading distributor of mobile subscriber starter packs for Cell C, a South African mobile network operator.

            The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the year ended June 30, 2019:

			Rest of
	South		the
	Africa	Korea	world	Total
South African transaction processing
Processing fees	$79,379	$-	$-	$79,379
Welfare benefit distribution fees	3,086	-	-	3,086
Other	6,583	-	-	6,583
Sub-total	89,048	-	-	89,048
International transaction processing
Processing fees	-	132,731	9,303	142,034
Other	-	5,695	539	6,234
Sub-total	-	138,426	9,842	148,268
Financial inclusion and applied technologies
Telecom products and services	58,209	-	-	58,209
Account holder fees	17,428	-	-	17,428
Lending revenue	27,512	-	-	27,512
Technology products	20,706	-	-	20,706
Insurance revenue	5,862	-	-	5,862
Other	13,666	-	-	13,666
Sub-total	143,383	-	-	143,383
Corporate/Eliminations - revenue refund (Note 13)	(19,709)	-	-	(19,709)
	$212,722	$138,426	$9,842	$360,990

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
for the years ended June 30, 2019, 2018 and 2017
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

                            Valuation Assumptions

            The table below presents the range of assumptions used to value options granted during the year ended June 30, 2019:

2019
Expected volatility	44%
Expected dividends	0%
Expected life (in years)	3
Risk-free rate	2.75%

            No stock options were awarded during the years ended June 30, 2018 and 2017, respectively.

                     Restricted Stock

                            General Terms of Awards

            Shares of restricted stock are considered to be participating non-vested equity shares (specifically contingently returnable shares) for the purposes of calculating earnings per share (refer to Note 19) because, as discussed in more detail below, the recipient is obligated to transfer any unvested restricted stock back to the Company for no consideration and these shares of restricted stock are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Restricted stock generally vests ratably over a three year period, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and under certain circumstances, the achievement of certain performance targets, as described below.

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
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Amended and Restated Stock Incentive Plan (continued)

                     Restricted Stock (continued)

                            General Terms of Awards (continued)

            The Company issues new shares to satisfy restricted stock awards.

                            Valuation Assumptions

            The fair value of restricted stock is generally based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

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
for the years ended June 30, 2019, 2018 and 2017
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

                            Forfeiture of 150,000 shares of restricted stock with Performance Conditions awarded in August 2016

            In August 2016, the Remuneration Committee approved an award of 350,000 shares of restricted stock to executive officers. In May 2017, the Company determined to accelerate the vesting of all (200,000) of the shares of restricted stock awarded to its former CEO. The shares of restricted stock awarded to executive officers in August 2016 were subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient was required to remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2019. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2019 (“2019 Fundamental EPS”), as follows:

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

            Any shares that did not vest in accordance with the above-described conditions would be forfeited. During the year ended June 30, 2019, the Company reversed the stock-based compensation charge recognized related to 150,000 shares of restricted stock because the Company did not achieve the 2019 Fundamental EPS target. The 150,000 shares of restricted stock were forfeited.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.     STOCK-BASED COMPENSATION (continued)

            Amended and Restated Stock Incentive Plan (continued)

                     Restricted Stock (continued)

                            Market Conditions - Restricted Stock Granted in August 2017

            In August 2017, the Remuneration Committee approved an award of 210,000 shares of restricted stock to executive officers. The shares of restricted stock awarded to executive officers in August 2017 are subject to a time-based vesting condition and a market condition and vest in full only on the date, if any, that the following conditions are satisfied: (1) the price of the Company’s common stock must equal or exceed certain agreed VWAP levels (as described below) during a measurement period commencing on the date that it files its Annual Report on Form 10-K for the fiscal year ended 2020 and ending on December 31, 2020 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $23.00 price target represents an approximate 35% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $9.38 closing price on August 23, 2017. The VWAP levels and vesting percentages related to such levels are as follows:

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

                            Market Conditions - Restricted Stock Granted in September 2018

            In September 2018, the Remuneration Committee approved an award of 148,000 shares of restricted stock to executive officers. The 148,000 shares of restricted stock awarded to executive officers in September 2018 are subject to a time-based vesting condition and a market condition and vest in full only on the date, if any, that the following conditions are satisfied: (1) the price of the Company’s common stock must equal or exceed certain agreed VWAP levels (as described below) during a measurement period commencing on the date that it files its Annual Report on Form 10-K for the fiscal year ended 2021 and ending on December 31, 2021 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $23.00 price target represents an approximate 55% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $6.20 closing price on September 7, 2018. The VWAP levels and vesting percentages related to such levels are as follows:

  Below $15.00 (threshold)—0%
  At or above $15.00 and below $19.00—33%
  At or above $19.00 and below $23.00—66%
  At or above $23.00—100%

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
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

            Stock option and restricted stock activity

                     Options

            The following table summarizes stock option activity for the years ended June 30, 2019, 2018 and 2017:

			Weighted
			Average		Weighted
		Weighted	Remaining	Aggregate	Average
		average	Contractual	Intrinsic	Grant
	Number of	exercise	Term	Value	Date Fair
	shares	price ($)	(in years)	($’000)	Value ($)
Outstanding – July 1, 2016	2,077,524	15.92	3.65	926	4.15
Exercised	(321,026)	8.97		3,607	2.58
Expired unexercised	(474,443)	22.51		-	3.98
Forfeitures	(435,448)	17.88		-	5.34
Outstanding – June 30, 2017	846,607	13.87	3.80	486	4.21
Forfeitures	(37,333)	11.23		-	4.55
Outstanding – June 30, 2018	809,274	13.99	2.67	370	4.20
Granted – September 2018	600,000	6.20	10.00	1,212	2.02
Expired unexercised	(370,000)	19.27		-	5.00
Forfeitures	(174,695)	6.65		-	2.00
Outstanding – June 30, 2019	864,579	7.81	7.05	-	2.62

            These options have an exercise price range of $6.20 to $11.23.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Stock option and restricted stock activity (continued)

                     Options (continued)

            The following table presents stock options vested and expected to vest as of June 30, 2019:

		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expected to vest – June 30, 2019	864,579	7.81	7.05	-

            These options have an exercise price range of $6.20 to $11.23.

            The following table presents stock options that are exercisable as of June 30, 2019:

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable – June 30, 2019	353,579	10.15	3.84	-

            No stock options became exercisable during the year ended June 30, 2019. During the year ended June 30, 2018 and 2017, 105,982 and 154,803 stock options became exercisable, respectively. No stock options were exercised during the year ended June 30, 2019 and 2018, respectively. During the year ended June 30, 2017, the Company received approximately $2.9 million from the exercise of 321,026 stock options. During the year ended June 30, 2019, 2018 and 2017, employees forfeited 174,695, 37,333 and 435,448 stock options, respectively. During the year ended June 30, 2019, 200,000 stock options awarded in August 2008 and 170,000 stock options awarded in May 2009 expired unexercised. During the year ended June 30, 2017, 474,443 stock options awarded in August 2006 expired unexercised. The Company issues new shares to satisfy stock option exercises.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Stock option and restricted stock activity (continued)

                     Restricted stock

            The following table summarizes restricted stock activity for the years ended June 30, 2019, 2018 and 2017:

	Number of	Weighted
	Shares of	Average Grant
	Restricted	Date Fair Value
	Stock	($’000)
Non-vested – July 1, 2016	589,447	7,622
Total granted	389,587	4,172
Granted – August 2016	387,000	4,145
Granted – May 2017	2,587	27
Total vested	(268,091)	2,590
Vested – August 2016	(68,091)	694
Vested – June 2017	(200,000)	1,896
Forfeitures	(205,470)	2,219
Non-vested – June 30, 2017	505,473	11,173
Total granted	618,411	4,581
Granted – August 2017	588,594	4,288
Granted – March 2018	22,817	234
Granted – May 2018	7,000	59
Vested – August 2017	(56,250)	527
Total forfeitures	(302,223)	3,222
Forfeitures – employee terminations	(33,635)	516
Forfeitures – August and November 2014 awards with market conditions	(95,326)	1,133
Forfeitures – August 2015 awards with performance conditions	(173,262)	1,573
Non-vested – June 30, 2018	765,411	6,162
Granted – September 2018	148,000	114
Total vested	(64,003)	503
Vested – August 2018	(52,594)	459
Vested – March 2019	(11,409)	44
Total forfeitures	(265,500)	1,060
Forfeitures – employee terminations	(115,500)	460
Forfeitures – August 2016 awards with performance conditions	(150,000)	600
Non-vested – June 30, 2019	583,908	3,410

            The September 2018 grants comprise 148,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting.

            The August 2017 grants comprise (i) 326,000 shares of restricted stock awarded to executive officers and employees that are subject to time-based vesting, (ii) 210,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting as described above, and (iii) 52,594 shares of restricted stock awarded to non-employee directors. The March 2018 grant relates to an award made to the Company’s new Chief Financial Officer. The May 2018 grant comprises 7,000 shares of restricted stock awarded to employees on the same terms as the 326,000 awards made. The 326,000 and 7,000 shares of restricted stock will only vest if the recipient is employed by the Company on a full-time basis on August 23, 2020. The 52,594 shares of restricted stock awarded to non-employee directors only vested if the recipient was a director on August 23, 2018. The 22,817 shares of restricted stock vest in two tranches, 11,409 vested on March 1, 2019, and 11,408 will vest on March 1, 2020, subject to the Chief Financial Officer’s continued employment.

            The August 2016 grants comprise (i) 350,000 shares of restricted stock awarded to executive officers that are subject to performance and time-based vesting as described above and (ii) 37,000 shares of restricted stock awarded to non-employee directors.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Stock option and restricted stock activity (continued)

                     Restricted stock (continued)

            The fair value of restricted stock vested during the years ended June 30, 2019, 2018 and 2017, was $0.5 million, $0.5 million and $2.6 million, respectively. During the year ended June 30, 2019, 52,594 shares of restricted stock held by the non-employee directors and 11,409 shares of restricted stock held by the Company’s Chief Financial Officer vested. During the year ended June 30, 2018, the Company determined that 56,250 shares of restricted stock held by the non-employee directors as of June 30, 2017, were fully-vested. During the year ended June 30, 2017, the Company agreed to accelerate the vesting of 200,000 shares of restricted stock granted to the Company’s former Chief Executive Officer in August 2016 pursuant to the Separation Agreement signed in May 2017.

             During the year ended June 30, 2019, employees forfeited 115,500 shares of restricted stock upon termination which had either time-based or market conditions. In addition, an executive officer forfeited 150,000 shares of restricted stock as the performance conditions were not achieved. During the year ended June 30, 2018, employees forfeited (i) 3,000 shares of restricted stock upon termination which did not have performance or market conditions attached and (ii) 30,635 shares of restricted stock upon termination which had either market or performance conditions. In addition, executive officers and employees forfeited 95,326 shares of restricted stock as the market conditions were not achieved and forfeited 173,262 shares of restricted stock as the performance conditions were not achieved. During the year ended June 30, 2017, employees and the former Chief Executive Officer that resigned during the year ended June 30, 2017, forfeited 205,470 shares of restricted stock that had not vested.

            Stock-based compensation charge and unrecognized compensation cost

            The Company has recorded a net stock compensation charge of $0.4 million, $2.6 million and $2.0 million for the years ended June 30, 2019, 2018 and 2017, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2019
Stock-based compensation charge	$2,319	$-	$2,319
Reversal of stock compensation charge related to stock options
and restricted stock forfeited	(1,926)	-	(1,926)
Total – year ended June 30, 2019	$393	$-	$393
Year ended June 30, 2018
Stock-based compensation charge	$2,656	$-	$2,656
Reversal of stock compensation charge related to restricted stock
forfeited	(49)	-	(49)
Total – year ended June 30, 2018	$2,607	$-	$2,607
Year ended June 30, 2017
Stock-based compensation charge	$3,905	$-	$3,905
Reversal of stock compensation charge related to stock options
and restricted stock forfeited	(1,923)	-	(1,923)
Total – year ended June 30, 2017	$1,982	$-	$1,982

            The stock compensation charge and reversals have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Stock-based compensation charge and unrecognized compensation cost (continued)

            As of June 30, 2019, the total unrecognized compensation cost related to stock options was approximately $0.8 million, which the Company expects to recognize over approximately three years. As of June 30, 2019, the total unrecognized compensation cost related to restricted stock awards was approximately $1.4 million, which the Company expects to recognize over approximately two years.

            Tax consequences

            The Company has recorded a deferred tax asset of approximately $0.2 million and $0.8 million, respectively, for the years ended June 30, 2019 and 2018. As of June 30, 2019 and 2018, the Company has a valuation allowance of approximately $0.2 million and $0.8 million, respectively, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

18.      INCOME TAXES

            Impact of Tax Cuts and Jobs Act

            On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), was enacted into law, significantly modifying U.S. federal tax laws. The TCJA reduced the federal statutory tax rate for corporations from 35% to 21% effective from January 1, 2018, eliminates alternative minimum tax for corporations, limits net operating loss carryforwards (and eliminates carrybacks), repeals indirect foreign tax credits carry-forward rules, limits the deductibility of interest expense and transitions the system of U.S. international taxation of corporations from a worldwide tax system to a territorial tax system.

            During the year ended June 30, 2019, the Company was not significantly impacted by the transition to a territorial tax system and it does not expect a significant impact on its future consolidated effective tax rate as it generates the majority of its taxable income in tax jurisdictions with tax rates that are higher than the new federal statutory tax rate of 21% (mainly South Africa, where its income is taxed at 28%, and Korea, where its income is taxed at 22%).

                     Deemed repatriation of foreign earnings liability

            The TCJA also requires a U.S. shareholder of a specified foreign corporation to include a deemed repatriation of foreign earnings (“Transition Tax”) as part of the transition to a territorial tax system. However, the Company did not incur a net Transition Tax liability because it generated sufficient foreign tax credits to offset any potential repatriation transition tax liability. The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of the Company’s foreign subsidiaries. In order to determine the amount of any Transition Tax liability, the Company was required to determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. During the year ended June 30, 2018, the Company made a reasonable estimate of its Transition Tax liability as of June 30, 2018, and recorded a provisional Transition Tax, before the application of any foreign tax credits, of $55.8 million, and had no liability after the application of generated foreign tax credits. In fact, the Company generated excess foreign tax credits. During the year ended June 30, 2019, the Company finalized its Transition Tax liability as of June 30, 2018, and incurred a Transition Tax, before the application of any foreign tax credits, of $56.9 million, and has no liability after the application of generated foreign tax credits.

                     Global intangible low taxed income

            The TCJA creates a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder. Global intangible low taxed income (“GILTI”) is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      INCOME TAXES (continued)

            Impact of Tax Cuts and Jobs Act (continued)

                     Global intangible low taxed income (continued)

            It is the Company’s current interpretation of the U.S. tax legislation that GILTI is only applicable for the tax year commencing July 1, 2018 (i.e. its June 2019 tax year). The Company has not incurred a GILTI tax during the year ended June 30, 2019, because it primarily operates in tax jurisdictions (such as South Africa and South Korea) which have higher corporate income tax rates than the United States and certain of its South Africa subsidiaries have incurred operating losses.

            Income tax provision

            The table below presents the components of income before income taxes for the years ended June 30, 2019, 2018 and 2017:

	2019	2018	2017

South Africa	$(267,637)	$131,366	$129,786
United States	(23,479)	(15,329)	(20,902)
Other	(11,910)	(15,671)	5,572
(Loss) Income before income taxes	$(303,026)	$100,366	$114,456

            Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2019, 2018 and 2017:

	2019	2018	2017
		(As	(As
		restatedA )	restatedA )
Current income tax	$17,163	$95,529	$45,857
South Africa	10,076	35,745	35,986
Continuing	3,689	35,745	35,986
Discontinued	6,387	-	-
United States	1,100	55,788	4,686
Other	5,987	3,996	5,185
Deferred taxation (benefit) charge	(12,494)	8,537	(6)
South Africa	(11,117)	9,772	(439)
Continuing	(7,854)	9,772	(439)
Discontinued	(3,263)	-	-
United States	4	477	1,123
Other	(1,381)	(1,712)	(690)
Foreign tax credits generated – United States	(944)	(55,778)	(3,345)
Change in tax rate – United States	-	309	-
Income tax provision	$3,725	$48,597	$42,506

              (A) Deferred taxation (benefit) charge – South Africa for 2018 and 2017 have been restated to correct the misstatement discussed in Note 1.

            There were no changes to the enacted tax rate in the years ended June 30, 2019, 2018 and 2017. However, during the year ended June 30, 2018, there were changes to the U.S. tax code which, among other things, changed the Federal tax rate. The Company has a June year end and used a blended rate of 28.10% for its tax year ending June 30, 2018, in the U.S. Certain of the Company’s deferred tax assets and liabilities which it expected would be utilized/ reversed during the period ended June 30, 2018, were re-measured at the blended rate and those deferred taxes that the Company believed would only be utilized/ reversed in subsequent tax years, were re-measured at 21%. The net impact of the change in the tax rate on the Company’s deferred taxes included in income tax expense during the year ended June 30, 2018, was $0.3 million. The Company also provided an additional valuation allowance of approximately $0.6 million during the year ended June 30, 2018, related to net operating loss carryforwards that it believed would not be utilized as a result of the enactment of the TCJA.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      INCOME TAXES (continued)

            Income tax provision (continued)

            The Company calculated its Transition Tax liability as of June 30, 2018, and incurred a Transition Tax, before the application of any foreign tax credits, of $55.8 million, and has no liability after the application of generated foreign tax credits. During the year ended June 30, 2019, the Company recorded the difference of $1.1 million between the Transition Tax liability of $56.9 million and the provisional Transition Tax liability of $55.8 million in current income tax, United States. During the year ended June 30, 2019, the Company also included the additional foreign tax credits utilized of $1.1 million against this Transition Tax in foreign tax credits generated – United States. During the year ended June 30, 2018, the Company included a provisional Transition Tax of $55.8 million in current income tax, United States. Foreign tax credits of $65.3 million were generated and included in the computation of provisional Transition Tax of which $55.8 million were utilized against the Transition Tax in that year. The foreign tax credits utilized are included in Foreign tax credits generated – United States for the year ended June 30, 2018.

            During the year ended June 30, 2019, the Company incurred significant net operating losses through certain of it its South African wholly-owned subsidiaries and recorded a deferred taxation benefit related to these losses. However, the Company has created a valuation allowance for these net operating losses which reduced the deferred taxation benefit recorded. The movement in the valuation allowance for the year ended June 30, 2018, is primarily attributable to the creation of the valuation allowance related to excess tax credits recognized from the preliminary Transition Tax calculation and the creation of a valuation allowance related to net operating losses generated during the year ended June 30, 2018, that the Company does not believe it will be able to utilize in the foreseeable future. The movement in the valuation allowance for the year ended June 30, 2017, is primarily attributable to a decrease resulting from the utilization of foreign tax credits and an increase related to a valuation allowance created for net operating loss carryforwards for the Company’s German subsidiaries.

            As discussed above, the Company has generated excess foreign tax credits related to the Transition Tax and any distribution received from Net1’s subsidiaries will first be applied against the deemed distributions recognized as a result of the Transition Tax as so called “previously taxed income, or PTI,”. Therefore distributions actually made during the year ended June 30, 2018, were treated as PTI and did not generate any additional foreign tax credits because the quantum of the actual distributions were lower than the deemed distributions calculated as a result of the Transition Tax. Net1 included actual and deemed dividends received from one of its South African subsidiaries in its year ended June 30, 2017, taxation computation. Net1 applied net operating losses against this income during the year ended June 30, 2017, and did not generate any indirect foreign tax credits. Net1 has applied certain of these foreign tax credits against its current income tax provision for the years ended June 30, 2017.

            A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2019, 2018 and 2017, is as follows:

	2019		2018		2017
			(As		(As
			restatedA )		restatedA )
Income taxes at fully-distributed South African tax rates	28.00%		28.00%		28.00%
Movement in valuation allowance	(24.23%	)	5.99%		0.07%
Non-deductible items	(4.75%	)	15.19%		1.05%
Capital gains differential	(1.54%	)	(1.81%	)	-%
Taxation on deemed dividends in the United States	1.53%		1.92%		8.00%
Foreign tax rate differential	0.38%		(0.65%	)	-%
Prior year adjustments	(0.63%	)	(0.02%	)	0.07%
Transition Tax	(0.36%	)	55.38%		-%
Foreign tax credits	0.37%		(55.58%	)	(0.05%	)
Change in tax laws – United States	-%		-%		-%
Income tax provision	(1.23%	)	48.42%		37.14%

            (A) Non-deductible items for 2018 and 2017 have been restated to correct the misstatement discussed in Note 1.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      INCOME TAXES (continued)

            Income tax provision (continued)

            Percentages included in the 2019 column in the reconciliation of income taxes presented above are impacted by the loss incurred by the Company during the year ended June 30, 2019. For instance, the income tax provision of $3.7 million represents (1.39%) multiplied by the net loss before tax of $(268,987). Non-deductible items for the year ended June 30, 2019, includes the impairment losses recognized related to goodwill impaired. Movement in the valuation allowance for the year ended June 30, 2019, includes allowances created related to net operating losses incurred during the year and a valuation allowance created for a deferred tax asset recorded related to the DNI disposal capital losses generated (refer to Note 3) and the Cell C capital loss following the fair value adjustment (refer to Note 7). Non-deductible items for the year ended June 30, 2018, includes the impairment loss recognized related to goodwill impaired, non-deductible interest on borrowings and the accretion of interest. The impact on foreign tax during the year ended June 30, 2018, was primarily due to the impact of the Transition Tax.

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

	2019	2018
		(As
		restatedA )
Total deferred tax assets
Capital losses related to investments(B)	$43,569	$3,226
Net operating loss carryforwards	35,873	10,242
Foreign tax credits	32,799	32,644
Provisions and accruals	13,230	5,975
FTS patent	277	367
Intangible assets	-	687
Other	2,394	4,523
Total deferred tax assets before valuation allowance	128,142	57,664
Valuation allowances	(125,887)	(48,691)
Total deferred tax assets, net of valuation allowance	2,255	8,973
Total deferred tax liabilities:
Intangible assets	2,676	6,420
Investments	1,621	5,886
Other	489	7,515
Total deferred tax liabilities	4,786	19,821
Reported as
Long-term deferred tax assets	2,151	4,776
Long-term deferred tax liabilities	4,682	16,067
Net deferred income tax liabilities	$2,531	$11,291

            (A) Total deferred tax liabilities: Investments and long-term deferred tax liabilities have been restated to correct the misstatement discussed in Note 1.
            (B) Capital losses as of June 30, 2018, were previously included in Other and have been reclassified to Capital losses related to investments.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      INCOME TAXES (continued)

            Deferred tax assets and liabilities (continued)

                     Decrease in total net deferred income tax liabilities

                            Capital losses related to investments

            Capital losses related to investments increased primarily due to the capital loss arising from the difference between the amount paid for Cell C in August 2017 and the its fair value as of June 30, 2019 of $0.0 million and the capital losses incurred related to the DNI disposals (refer to Note 3).

                            Net operating loss carryforwards

            Net operating loss carryforwards have increased primarily as a result of the losses incurred by certain of the Company’s wholly-owned South African subsidiaries.

                            Intangible assets

            Deferred tax liabilities – intangible assets have decreased during the year ended June 30, 2019, as a result of the disposition of DNI (refer to Note 3), and amortization of KSNET, Masterpayment and Transact24 intangible assets.

                            Investments

            Deferred tax liabilities – investments has decreased during the year ended June 30, 2019, as a result of the fair value adjustment to reduce the carrying value of the investment in Cell C to below its initial cost.

                     Increase in valuation allowance

            At June 30, 2019, the Company had deferred tax assets of $2.3 million (2018: $9.0 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

            At June 30, 2019, the Company had a valuation allowance of $125.9 million (2018: $48.7 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2019 and 2018, is presented below:

			Net
		Capital losses	operating	Foreign
		related to	loss carry-	tax	FTS
	Total	investments(A)	forwardsA	credits	patent	Other(A)(B)
July 1, 2017	$38,967	$997	$3,699	$32,574	$120	$1,577
Charged to statement of operations	9,582	2,229	4,573	10	-	2,770
Utilized	60	-	-	60	-	-
Change in tax laws	(894)	-	(263)	-	-	(631)
Foreign currency adjustment	976	-	1,038	-	(63)	1
June 30, 2018	48,691	3,226	9,047	32,644	57	3,717
Reversed to statement of operations .	(881)	-	(198)	-	(57)	(626)
Charged to statement of operations	79,029	40,159	26,570	155	-	12,145
Utilized	(730)	-	(10)	-	-	(1,720)
Foreign currency adjustment	778	184	452	-	-	142
June 30, 2019	$125,887	$43,569	$35,861	$32,799	$-	$13,658

(A) Capital losses related to investments for the prior year have been reclassified from Other.
(B) Net operating loss carry-forwards of $3,602 as of June 30, 2018, that were previously included in the other caption have been reclassified to the net operating loss carry-forwards caption.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
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

            As of June 30, 2019, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	U.S. net operating
loss carry
forwards
2024	$1,874
2028	$4,423

            During the year ended June 30, 2019 and 2018, Net1 generated additional direct foreign tax credits related to dividends received from a foreign investment. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2019 and 2018, respectively.

            Uncertain tax positions

            As of June 30, 2019 and 2018, the Company has unrecognized tax benefits of $1.2 million and $0.8 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, Malta, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of June 30, 2019, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2016. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

            The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2019, 2018 and 2017:

	2019	2018	2017
Unrecognized tax benefits - opening balance	$838	$475	$1,930
Gross increases - tax positions in prior periods	107	196	-
Gross decreases - tax positions in prior periods	-	-	(2,109)
Gross increases - tax positions in current period	307	311	440
Gross decreases - tax positions in current period	-	(150)	-
Lapse of statute limitations	-	-	-
Foreign currency adjustment	(38)	6	214
Unrecognized tax benefits - closing balance	$1,214	$838	$475

            As of each of June 30, 2019 and 2018, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million, respectively, on its consolidated balance sheet. As of each of June 30, 2019 and 2018, the Company had accrued penalties related to uncertain tax positions of approximately $0.2 million, respectively, on its consolidated balance sheet.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      (LOSS) EARNINGS PER SHARE

            The Company has issued redeemable common stock (refer to Note 14) which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the years ended June 30, 2019, 2018 or 2017. Accordingly, the two-class method presented below does not include the impact of any redemption.

            Basic (loss) earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2019, 2018 and 2017, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net (loss) income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

            Diluted (loss) earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August and November 2014, August 2015, August 2016, August 2017, March 2018 and September 2018 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 17.

            The following table presents net (loss) income attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method for the years ended June 30, 2019, 2018 and 2017:

	2019	2018	2017
		(As	(As
		restatedA )	restatedA )
	(in thousands except percent and per share data)
Numerator:
Net (loss) income attributable to Net1	$(307,618)	$64,246	$73,070
Undistributed earnings	(307,618)	64,246	73,070
Continuing	(306,607)	61,855	73,070
Discontinued	$(1,011)	$2,391	$-
Percent allocated to common shareholders (Calculation 1)	99%	98%	99%
Numerator for (loss) earnings per share: basic and diluted	$(303,299)	$63,175	$72,302
Continuing	(302,302)	60,824	72,302
Discontinued	$(997)	$2,351	$-
Denominator:
Denominator for basic (loss) earnings per share: weighted-average
common shares outstanding	55,963	55,860	53,966
Effect of dilutive securities:
Stock options	18	51	109
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assumed conversion	55,981	55,911	54,075

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.       (LOSS) EARNINGS PER SHARE (continued)

	2019	2018	2017
		(As	(As
		restatedA)	restatedA)
	(in thousands except percent and per share data)
(Loss) Earnings per share:
Basic	$(5.42)	$1.13	$1.34
Continuing	($5.40)	$1.09	$1.34
Discontinued	($0.02)	$0.04	$0.00
Diluted	$(5.42)	$1.13	$1.33
Continuing	($5.40)	$1.09	$1.33
Discontinued	($0.02)	$0.04	$0.00
(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,963	55,860	53,966
Basic weighted-average common shares outstanding and unvested
restricted shares expected to vest (B)	56,760	56,807	54,539
Percent allocated to common shareholders (A) / (B)	99%	98%	99%
(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

     Options to purchase 864,579 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the year ended June 30, 2019, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common shares. The options, which expire at various dates through September 7, 2028, were still outstanding as of June 30, 2019.

20.        SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the supplemental cash flow disclosures for the years ended June 30, 2019, 2018 and 2017:

	2019	2018	2017
Cash received from interest	$5,595	$16,835	$21,130
Cash paid for interest	$10,636	$8,645	$3,713
Cash paid for income taxes	$13,110	$41,065	$45,165

       Investing activities

     The transaction referred to in Note 3 under which the Company reduced its shareholding in DNI from 55% to 38% and used the proceeds, of $27.6 million, from the sale to settle its obligation, of $27.6 million, to subscribe for additional shares in DNI was closed using a cashless settlement process. Therefore, the proceeds from sale and the settlement of the obligation to subscribe for additional shares in DNI were not included in net cash (used in) provided by investing activities in the Company’s audited consolidated statement of cash flows for the year ended June 30, 2019.

     The transaction referred to in Note 3 and Note 12 under which the Company reduced its shareholding in DNI from 38% to 30% and used the proceeds from the sale to settle a portion of its long-term borrowings, of $15.0 million, was closed using a cashless settlement process. Therefore, the proceeds from sale was not included in net cash provided by (used in) investing activities in the Company’s consolidated statement of cash flows for the year ended June 30, 2019.

     As disclosed in Note 9, during the year ended June 30, 2018, the Company agreed to underwrite the Finbond rights offer up to an amount of 55,585,514 shares and utilized a $10.0 million loan due by Finbond to the Company to acquire the 55,585,514 Finbond shares. Therefore, as this transaction was net settled in 2018 and there was no transfer of cash between the parties, the repayment of the loan by Finbond and the acquisition of 55,585,514 Finbond shares are not included within net cash provided by (utilized) in investing activities in the Company’s consolidated statement of cash flows for the year ended June 30, 2018.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.        SUPPLEMENTAL CASH FLOW INFORMATION (continued)

     Financing activities

     The transaction referred to in Note 3 and Note 12 under which the Company reduced its shareholding in DNI from 38% to 30% and used the proceeds from the sale to settle a portion of its long-term borrowings, of $15.0 million was closed using a cashless settlement process. Therefore, the part settlement of the long-term borrowings was not included in net cash (used in) provided by financing activities in the Company’s consolidated statement of cash flows for the year ended June 30, 2019.

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

21.        OPERATING SEGMENTS

     Operating segments

     The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues.

     The Company currently has three reportable segments: South African transaction processing, International transaction processing and Financial inclusion and applied technologies. The South African transaction processing and Financial inclusion and applied technologies segments operate mainly within South Africa while the International transaction processing segment operates mainly within South Korea, Hong Kong and the European Union. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

     The South African transaction processing segment currently consists mainly of an ATM infrastructure deployed in South Africa, transaction processing for retailers, utilities, and banks, and a welfare benefit distribution service provided to the South African government through to September 30, 2018. The welfare benefit distribution services ceased following the SASSA contract expiration on September 30, 2018. Fee income is earned from customers utilizing our ATM infrastructure. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. Fee income was also earned based on the number of recipient cardholders paid through to September 30, 2018. There were no individually significant customers providing more than 10% of total revenue during the year ended June 30, 2019. This segment had an individually significant customer that accounted for more than 10% of the total revenue of the Company during the years ended June 30, 2018 (19%) and 2017 (22%). During the years ended June 30, 2019 and 2018, the operating segment incurred goodwill impairment losses of $1.2 million and $1.1 million, respectively (refer to Note 10).

     The International transaction processing segment consists mainly of activities in South Korea from which the Company generates revenue from the provision of payment processing services to merchants and card issuers. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in South Korea. Fees generated from payment services processing and other processing activities by Transact24 and Masterpayment are included in this segment. During the year ended June 30, 2019 and 2018, the operating segment incurred a goodwill impairment loss of $7.0 million and $19.9 million, respectively (refer to Note 10).

     The Financial inclusion and applied technologies segment derives revenue from the provision of short-term loans as a principal and the provision of bank accounts, as a fixed monthly fee per account is charged for the maintenance of these accounts. This segment also includes fee income and associated expenses from merchants and card holders using the Company’s merchant acquiring system, the sale of prepaid products (electricity and airtime) as well as the sale of hardware and software. Finally, the Company earns premium income from the sale of life insurance products through its insurance business. DNI was acquired on June 30, 2018, and has been allocated to the Financial inclusion and applied technologies segment. DNI contributed to segment performance for the first nine months of the year ended June 30, 2019. DNI did not contribute to segment performance during the last three months of the year ended June 30, 2019 and during the year ended June 30, 2018.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.        OPERATING SEGMENTS (continued)

     Operating segments (continued)

     DNI primarily derives revenue from fees generated through the distribution of starter packs and, to a less extent, from interest income earned through the provision of financing to Cell C in order for it to expand components of Cell C’s telecommunications infrastructure in South Africa. During the year ended June 30, 2019, the operating segment incurred a goodwill impairment loss of $6.2 million (refer to Note 10).

     Corporate/eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets. The $5.3 million impairment loss related to the impairment of DNI intangible assets (refer to Note 3) during the year ended June 30, 2019, has been allocated to corporate/ elimination. The $8.0 million paid to the Company’s founder, former chief executive officer and former member of our board of directors during the year ended June 30, 2017, is also included in corporate/ eliminations.

     The reconciliation of the reportable segments revenue to revenue from external customers for the years ended June 30, 2019, 2018 and 2017, respectively, is as follows:

	Revenue
		Corporate/		From
	Reportable	Eliminations	Inter-	external
	Segment	(Note 13)	segment	customers
South African transaction processing	$96,038	$-	$6,990	$89,048
International transaction processing	148,268	-	-	148,268
Financial inclusion and applied technologies .	146,184	-	2,801	143,383
Reportable segments	390,490	-	9,791	380,699
Corporate/Eliminations – revenue refund	-	(19,709)	-	(19,709)
Total for the year ended June 30, 2019	$390,490	($19,709)	$9,791	$360,990
South African transaction processing	$268,047	$-	$29,949	$238,098
International transaction processing	180,027	-	-	180,027
Financial inclusion and applied technologies .	221,906	-	27,142	194,764
Total for the year ended June 30, 2018	$669,980	$-	$57,091	$612,889
South African transaction processing	$249,144	$-	$24,518	$224,626
International transaction processing	176,729	-	-	176,729
Financial inclusion and applied technologies .	235,901	-	27,190	208,711
Total for the year ended June 30, 2017	$661,774	$-	$51,708	$610,066

     The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to (loss) income before income taxes for the years ended June 30, 2019, 2018 and 2017, respectively, is as follows:

	For the years ended June 30,
	2019(1)	2018	2017
Reportable segments measure of profit or loss	$(42,692)	$85,690	$130,799
Operating loss: Corporate/Eliminations	(70,816)	(26,741)	(33,756)
Change in fair value of equity securities	(167,459)	32,473	-
Loss on disposal of DNI	(5,771)	-	-
Interest income	7,229	17,885	20,897
Interest expense	(10,724)	(8,941)	(3,484)
Impairment of Cedar Cellular note	(12,793)	-	-
(Loss) Income before income taxes	$(303,026)	$100,366	$114,456

(1) - Operating loss: Corporate/Eliminations includes $34.0 million related to the accrual referred to in Note 13.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.        OPERATING SEGMENTS (continued)

       The following tables summarize segment information for the years ended June 30, 2019, 2018 and 2017:

	For the years ended June 30,
	2019	2018	2017
Revenues
South African transaction processing	$96,038	$268,047	$249,144
International transaction processing	148,268	180,027	176,729
Financial inclusion and applied technologies	146,184	221,906	235,901
Continuing	89,847	221,906	235,901
Discontinued	56,337	-	-
Total	390,490	669,980	661,774
Continuing	334,153	669,980	661,774
Discontinued	56,337	-	-
Operating income (loss)
South African transaction processing(1)	(30,771)	42,796	59,309
International transaction processing	2,837	(12,478)	13,705
Financial inclusion and applied technologies(1)	(14,758)	55,372	57,785
Continuing(1)	(39,158)	55,372	57,785
Discontinued	24,400	-	-
Subtotal: Operating segments	(42,692)	85,690	130,799
Corporate/Eliminations	(70,816)	(26,741)	(33,756)
Continuing	(58,097)	(22,127)	(33,756)
Discontinued	(12,719)	(4,614)	-
Total(1)	(113,508)	58,949	97,043
Continuing(1)	(125,189)	63,563	97,043
Discontinued	11,681	(4,614)	-
Depreciation and amortization
South African transaction processing	3,612	4,625	4,614
International transaction processing	9,962	17,627	21,366
Financial inclusion and applied technologies	1,968	1,441	1,422
Continuing	1,355	1,441	1,422
Discontinued	613	-	-
Subtotal: Operating segments	15,542	23,693	27,402
Corporate/Eliminations	21,807	11,791	13,976
Continuing	14,394	11,791	13,976
Discontinued	7,413	-	-
Total	37,349	35,484	41,378
Continuing	29,323	35,484	41,378
Discontinued	8,026	-	-
Expenditures for long-lived assets
South African transaction processing	3,590	3,988	2,473
International transaction processing	3,607	4,397	7,745
Financial inclusion and applied technologies	2,219	1,264	977
Continuing	1,488	1,264	977
Discontinued	731	-	-
Subtotal: Operating segments	9,416	9,649	11,195
Corporate/Eliminations	-	-	-
Total	9,416	9,649	11,195
Continuing	8,685	9,649	11,195
Discontinued	$731	$-	$-

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.       OPERATING SEGMENTS (continued)

     (1) South African transaction processing and Financial inclusion and applies technologies include retrenchment costs for the year ended June 30, 2019, of: $4,665 and $1,604, respectively, for total retrenchment costs for the year ended June 30, 2019, of $6,269. The retrenchment costs are included in selling, general and administration expense on the consolidated statement of operations for the year ended June 30, 2019.

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

     Geographic Information

     Long-lived assets based on the geographic location for the years ended June 30, 2019, 2018 and 2017, are presented in the table below:

	Long-lived assets
	2019	2018	2017
		(as	(as
		restatedA)	restatedB)

South Africa	$143,924	$496,442	$72,443
South Korea	149,390	177,388	192,473
Rest of world	83,972	116,643	77,723
Total	$377,286	$790,473	$342,639
(A)	The South Africa and total amounts have been restated by $1,976 to correct the misstatement discussed in Note 1.
(B)	The South Africa and total amounts have been restated by $1,927 to correct the misstatement discussed in Note 1.

22.        COMMITMENTS AND CONTINGENCIES

      Operating lease commitments

      The Company leases certain premises. At June 30, 2019, the future minimum payments under operating leases consist of:

Due within 1 year	$6,010
Due within 2 years	$2,654
Due within 3 years	$1,122
Due within 4 years	$518
Due within 5 years	$-

     Operating lease payments related to premises and equipment were $12.1 million, $10.7 million and $9.8 million, respectively, for the years ended June 2019, 2018 and 2017, respectively.

Capital commitments

     As of June 30, 2019 and 2018, the Company had outstanding capital commitments of approximately $2.0 million and $1.1 million, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.       COMMITMENTS AND CONTINGENCIES (continued)

     Purchase obligations

     As of June 30, 2019 and 2018, the Company had purchase obligations totaling $3.5 million and $5.6 million, respectively. The purchase obligations as of June 30, 2019, primarily include inventory that will be delivered to the Company and sold to customers in the second half of calendar 2019.

     Guarantees

     The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

     Nedbank has issued guarantees to these third parties amounting to ZAR 93.6 million ($6.6 million, translated at exchange rates applicable as of June 30, 2019) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 93.6 million ($6.6 million, translated at exchange rates applicable as of June 30, 2019). The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

     The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of June 30, 2019. The maximum potential amount that the Company could pay under these guarantees is ZAR 93.6 million ($6.6 million, translated at exchange rates applicable as of June 30, 2019). The guarantees have reduced the amount available for borrowings under the Company’s indirect short-term credit facility described in Note 12.

     Contingencies

     The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

23.       RELATED PARTY TRANSACTIONS

     Transact24 had an existing relationship in place between itself and a company controlled by the spouse of Transact24’s Managing Director at the time of the Transact24 acquisition during the year ended June 30, 2016. This arrangement therefore was also in place before the Managing Director became an executive officer of the Company. This relationship was disclosed to the Company during the due diligence process and has been considered by the Company’s management to be critical to the ongoing operations of Transact24. The company controlled by the spouse of the managing director performs transaction processing and Transact24 provides technical and administration services to the company.

     The Company has recorded revenue of approximately $0.4 million, $4.4 million and $4.2 million related to this relationship during the years ended June 30, 2019, 2018 and 2017, respectively. Transact24’s Managing Director has an indirect interest in these transactions as a result of his relationship with his spouse, with an approximate value of $0.1 million, $0.3 million and $1.6 million during the years ended June 30, 2019, 2018 and 2017, respectively. No amounts were due to the Company as of June 30, 2019. The Company was due $0.2 million, as of June 30, 2018, related to the service provided by Transact24 and these amounts are included in accounts receivable, net and other receivables as of June 30, 2018.

     DNI leased a building that was owned by a company in which Mr. A.J. Dunn, DNI’s Chief Executive Officer, has a direct shareholding of 16%. The property was sold in November 2018. During the nine months ended March 31, 2019, DNI paid rental of approximately $1.0 million. On April 2, 2019, the Company’s board of directors determined that Mr. A.J. Dunn no longer performs a policy-making function by virtue of the change in his position within the Net1 group and is, therefore, no longer an executive officer.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2019, 2018 and 2017
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.        UNAUDITED QUARTERLY RESULTS

     The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2019 and 2018:

	Three months ended
					Year ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2019	2019	2018	2018	2019
	(In thousands except per share data)

Revenue	$51,472	$86,484	$97,150	$125,884	$360,990
Continuing (Q4 includes $19,709 refund)	51,472	68,642	77,442	107,097	304,653
Discontinued	-	17,842	19,708	18,787	56,337
Operating income	(49,646)	(21,683)	(43,075)	896	(113,508)
Continuing	(49,646)	(22,356)	(48,901)	(4,286)	(125,189)
Discontinued	-	673	5,826	5,182	11,681
Net income attributable to Net1	(183,694)	(54,784)	(63,941)	(5,199)	(307,618)
Continuing	(183,694)	(50,299)	(65,469)	(7,145)	(306,607)
Discontinued	$-	$(4,485)	$1,528	$1,946	$(1,011)
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	($3.23)	($0.96)	($1.13)	($0.09)	($5.42)
Continuing	($3.23)	($0.88)	($1.16)	($0.12)	($5.40)
Discontinued	$0.00	($0.08)	$0.03	$0.03	($0.02)
Diluted earnings attributable to Net1 shareholders	($3.23)	($0.96)	($1.12)	($0.09)	($5.42)
Continuing	($3.23)	($0.88)	($1.15)	($0.13)	($5.40)
Discontinued	$0.00	($0.08)	$0.03	$0.03	($0.02)

		Three months ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Year ended
	2018	2018	2017	2017	June 30,
	(as				2018
	restatedA)				(as restatedA)
	(In thousands except per share data)

Revenue	$149,194	$162,721	$148,416	$152,558	$612,889
Continuing	149,194	162,721	148,416	152,558	612,889
Discontinued	-	-	-	-	-
Operating income	10,072	7,564	16,307	25,006	58,949
Continuing	14,686	7,564	16,307	25,006	63,563
Discontinued	(4,614)	-	-	-	(4,614)
Net income attributable to Net1	2,766	32,375	9,622	19,483	64,246
Continuing	5,577	29,084	8,576	18,618	61,855
Discontinued	$(2,811)	$3,291	$1,046	$865	$2,391
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.05	$0.57	$0.17	$0.34	$1.13
Continuing	$0.10	$0.51	$0.15	$0.32	$1.09
Discontinued	$(0.05)	$0.06	$0.02	$0.02	$0.04
Diluted earnings attributable to Net1 shareholders	$0.05	$0.57	$0.17	$0.34	$1.13
Continuing	$0.10	$0.51	$0.15	$0.32	$1.09
Discontinued	$(0.05)	$0.06	$0.02	$0.02	$0.04

     (A) Certain amounts have been restated to correct the misstatement discussed in Note 1. The impact of the restatement for the year ended June 30, 2018, has been recorded during the three months ended June 30, 2018.

*********************