Form 10-Q
period 2019-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2019-11-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from  _________________To _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ] NO [ X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one) :

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
YES [   ]  NO [X]

As of November 4, 2019 (the latest practicable date), 56,568,425 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2019	2019(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,976	$46,065
Restricted cash (Note 9)	68,823	75,446
Accounts receivable, net and other receivables (Note 2)	71,280	72,494
Finance loans receivable, net (Note 2)	29,776	30,631
Inventory (Note 3)	19,059	7,535
Total current assets before settlement assets	230,914	232,171
Settlement assets (Note 4)	73,635	63,479
Total current assets	304,549	295,650
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – September:
$114,153; June: $117,866	17,324	18,554
OPERATING LEASE RIGHT-OF-USE ASSETS (Note 17)	5,757	-
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	146,833	151,116
GOODWILL (Note 7)	142,800	149,387
INTANGIBLE ASSETS, net (Note 7)	9,561	11,889
DEFERRED INCOME TAXES	2,287	2,151
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and Note 6)	42,001	44,189
TOTAL ASSETS	671,112	672,936
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 9)	68,823	75,446
Short-term credit facilities (Note 9)	10,256	9,544
Accounts payable	13,771	17,005
Other payables (Note 10)	61,498	66,449
Operating lease right-of-use lease liability – current (Note 17)	4,493	-
Current portion of long-term borrowings (Note 9)	14,510	-
Income taxes payable	7,260	6,223
Total current liabilities before settlement obligations	180,611	174,667
Settlement obligations (Note 4)	73,635	63,479
Total current liabilities	254,246	238,146
DEFERRED INCOME TAXES	4,580	4,682
RIGHT-OF-USE OPERATING LEASE LIABILTY – LONG-TERM (Note 17)	1,439	-
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 6)	3,047	3,007
TOTAL LIABILITIES	263,312	245,835
COMMITMENTS AND CONTINGENCIES (Note 20)
REDEEMABLE COMMON STOCK	107,672	107,672
EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 56,568,425; June: 56,568,425	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; cIssued and outstanding shares, net of treasury: September: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	277,455	276,997
TREASURY SHARES, AT COST: September: 24,891,292; June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 12)	(214,640)	(199,273)
RETAINED EARNINGS	524,184	528,576
TOTAL NET1 EQUITY	300,128	319,429
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	300,128	319,429
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$671,112	$672,936

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2019	2018(A)
	(In thousands, except per share data)

REVENUE (Note 16)	$80,756	$125,884

EXPENSE

Cost of goods sold, IT processing, servicing and support	46,794	72,316

Selling, general and administration	31,931	41,878

Depreciation and amortization	4,765	10,794

OPERATING (LOSS) INCOME	(2,734)	896

INTEREST INCOME	651	1,876

INTEREST EXPENSE	1,355	2,759

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(3,438)	13

INCOME TAX EXPENSE (Note 19)	2,017	6,490

NET LOSS BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(5,455)	(6,477)

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	1,063	1,373

NET (LOSS) INCOME	(4,392)	(5,104)
Continuing	(4,392)	(8,743)
Discontinued	-	3,639

LESS (ADD) NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	95
Continuing	-	(1,598)
Discontinued	-	1,693

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	(4,392)	(5,199)
Continuing	(4,392)	(7,145)
Discontinued	$-	$1,946

Net (loss) income per share, in U.S. dollars (Note 14)
Basic (loss) earnings attributable to Net1 shareholders	$(0.08)	$(0.09)
Continuing	$(0.08)	$(0.12)
Discontinued	$-	$0.03
Diluted (loss) earnings attributable to Net1 shareholders	$(0.08)	$(0.09)
Continuing	$(0.08)	$(0.12)
Discontinued	$-	$0.03

(A) Refer to Note 21 for discontinued operations disclosures.

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2019	2018
	(In thousands)

Net loss	$(4,392)	$(5,104)

Other comprehensive (loss) income
Movement in foreign currency translation reserve	(18,085)	(13,322)
Movement in foreign currency translation reserve related to equity-accounted investments	2,718	5,430
Total other comprehensive loss, net of taxes	(15,367)	(7,892)

Comprehensive loss	(19,759)	(12,996)
Add comprehensive loss attributable to non-controlling interest	-	2,705
Comprehensive loss attributable to Net1	$(19,759)	$(10,291)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		Other	Total	Non-		Redeemable
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Controlling		Common
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Interest	Total	Stock

	For the three months ended September 30, 2018(dollar amounts in thousands)

Balance – July 1, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$837,625	$(184,436)	$642,519	$95,911	$738,430	$107,672

Restricted stock granted (Note 13)	148,000				148,000				-		-

Stock-based compensation charge (Note 13)						587			587		587

Stock-based compensation charge related to equity-accounted investment (Note 6)						77			77		77

Dividends paid to non-controlling interest										(1,729)	(1,729)

Net (loss) income							(5,199)		(5,199)	95	(5,104)

Other comprehensive loss income (Note 12)								(5,092)	(5,092)	(2,800)	(7,892)

Balance – September 30, 2018	81,725,217	$80	(24,891,292)	$(286,951)	56,833,925	$276,865	$832,426	$(189,528)	$632,892	$91,477	$724,369	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		Other	Total	Non-
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Controlling		Redeemable
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Interest	Total	Common Stock
	For the three months ended September 30, 2019(dollar amounts in thousands)

Balance – July 1, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$528,576	$(199,273)	$319,429	$-	$319,429	$107,672

Stock-based compensation charge (Note 13)						387			387		387

Stock-based compensation charge related to equity-accounted investment (Note 6)						71			71		71

Net loss							(4,392)		(4,392)	-	(4,392)

Other comprehensive loss (Note 12)								(15,367)	(15,367)	-	(15,367)

Balance – September 30, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$277,455	$524,184	$(214,640)	$300,128	$-	$300,128	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net loss	$(4,392)	$(5,104)
Depreciation and amortization	4,765	10,794
Allowance for doubtful accounts receivable charged	512	833
Earnings from equity-accounted investments	(1,063)	(1,373)
Interest on Cedar Cell note (Note 6)	-	(156)
Fair value adjustments and foreign currency re-measurements	87	(82)
Interest payable	632	110
Facility fee amortized	-	87
Profit on disposal of property, plant and equipment	(154)	(127)
Stock-based compensation charge, net (Note 13)	387	587
Dividends received from equity accounted investments	1,068	-
(Increase) Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	(5,666)	13,463
(Increase) Decrease in inventory	(12,313)	2,185
Decrease in accounts payable and other payables	(3,396)	(9,480)
Increase in taxes payable	1,288	8,354
Decrease in deferred taxes	(88)	(3,634)
Net cash (used in) provided by operating activities	(18,333)	16,457
Cash flows from investing activities
Capital expenditures	(2,624)	(3,118)
Proceeds from disposal of property, plant and equipment	213	274
Investment in equity of equity-accounted investments (Note 6)	(1,250)	-
Repayment of loans by equity-accounted investments (Note 2)	4,268	-
Proceeds on return of investment (Note 6)	-	284
Net change in settlement assets	(13,509)	75,931
Net cash (used in) provided by investing activities	(12,902)	73,371
Cash flows from financing activities
Proceeds from bank overdraft (Note 9)	183,674	84,655
Repayment of bank overdraft (Note 9)	(184,829)	-
Long-term borrowings utilized (Note 9)	14,798	7,801
Repayment of long-term borrowings (Note 9)	-	(10,260)
Payment of guarantee fee (Note 9)	(148)	(136)
Other financing activities	(26)	-
Dividends paid to non-controlling interest	-	(1,729)
Net change in settlement obligations	13,509	(75,931)
Net cash provided by financing activities	26,978	4,400
Effect of exchange rate changes on cash	(6,455)	(949)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,712)	93,279
Cash, cash equivalents and restricted cash – beginning	121,511	90,054
Cash, cash equivalents and restricted cash – end of period (1)	$110,799	$183,333

See Notes to Unaudited Condensed Consolidated Financial Statements
(1) Cash, cash equivalents and restricted cash as of September 30, 2019, includes restricted cash of approximately $68.8 million related to cash withdrawn from the Company’s various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Refer to Note 9 for additional information regarding the Company’s facilities.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2019 and 2018
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

         Unaudited Interim Financial Information

        The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2019 and 2018, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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
  retain its existing borrowings and facilities, as described in Note 9, or obtain additional borrowings and facilities on commercially reasonable terms;
  arrive at a commercial settlement with SASSA, given the September 30, 2019, Supreme Court of Appeal ruling regarding the repayment of the additional implementation costs received back to SASSA (refer Note 10) and the ongoing dispute the Company has with SASSA over fees due for the six-month contract extension period in accordance with National Treasury’s recommendation;
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

        The Company’s management has implemented a number of plans to alleviate the substantial doubt about the Company’s ability to continue as a going concern. These plans include disposing of certain non-core assets (refer to Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding a call option granted to DNI), engaging FT Partners to advise on the KSNET business, and extending its existing borrowings used to fund its ATMs through September 2020. In addition, the Company’s management believes it has a number of mitigating actions it can pursue, including (i) limiting the expansion of its microlending finance loans receivable book in South Africa; (ii) implementing further cost cutting measures; (iii) commencing additional asset realizations; (iv) managing our capital expenditures; and (v) accessing alternative sources of capital (including through the issuance of additional shares of its common stock), in order to generate additional liquidity. The Company’s management believes that these actions alleviate the substantial doubt referred to above and therefore have concluded that the Company remains a going concern.

         Recent accounting pronouncements adopted

        In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Leases. The guidance increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. The amendments to current lease guidance include the recognition of assets and liabilities by lessees for those leases currently classified as operating leases. The guidance also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance was effective for the Company beginning July 1, 2019. Refer to Note 17 for the impact of the adoption of this guidance on our condensed consolidated financial statements.

         Recent accounting pronouncements not yet adopted as of September 30, 2019

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

2.    Accounts receivable, net and other receivables and finance loans receivable, net Accounts receivable, net and other receivables

        The Company’s accounts receivable, net, and other receivables as of September 30, 2019, and June 30, 2019, is presented in the table below:

	September 30,	June 30,
	2019	2019
Accounts receivable, trade, net	$27,106	$25,136
Accounts receivable, trade, gross	28,163	26,377
Allowance for doubtful accounts receivable, end of period	1,057	1,241
Beginning of year	1,241	1,101
Reversed to statement of operations	(21)	(24)
Charged to statement of operations	(70)	3,296
Utilized	(35)	(3,059)
Deconsolidated	-	(38)
Foreign currency adjustment	(58)	(35)
Current portion of payments to agents in South Korea amortized over the contract period	13,546	15,543
Payments to agents in South Korea amortized over the contract period.	21,246	25,107
Less: Payments to agents in South Korea amortized over the contract
period included in other long-term assets (Note 6)	7,700	9,564
Loan provided to Carbon	3,000	3,000
Loan provided to DNI	-	4,260
Other receivables	27,628	24,555
Total accounts receivable, net	$71,280	$72,494

        The loan provided to DNI was repaid in full in July 2019. Other receivables include prepayments, deposits and other receivables.

2.    Accounts receivable, net and other receivables and finance loans receivable, net (continued)

        Finance loans receivable, net

        The Company’s finance loans receivable, net, as of September 30, 2019, and June 30, 2019, is presented in the table below:

	September 30,	June 30,
	2019	2019
Microlending finance loans receivable, net	$19,521	$20,981
Microlending finance loans receivable, gross	22,488	24,180
Allowance for doubtful microlending finance loans receivable, end of period	2,967	3,199
Beginning of year	3,199	4,239
Charged to statement of operations	593	28,802
Utilized	(597)	(29,721)
Foreign currency adjustment	(228)	(121)
Working capital finance receivable, net	10,255	9,650
Working capital finance receivable, gross	16,346	15,742
Allowance for doubtful working capital finance receivable, end of period	6,091	6,092
Beginning of year	6,092	12,164
Charged to statement of operations	10	712
Utilized	-	(6,777)
Foreign currency adjustment	(11)	(7)
Total finance loans receivable, net	$29,776	$30,631

3.    Inventory

         The Company’s inventory comprised the following categories as of September 30, 2019, and June 30, 2019.

	September 30,	June 30,
	2019	2019
Finished goods	$6,404	$7,535
Finished goods subject to sale restrictions	12,655	-
	$19,059	$7,535

        Finished goods subject to sale restrictions represent airtime inventory purchased and held for sale to customers that may only be sold by the Company after March 31, 2020, and only with the express permission of certain South African banks. As discussed in Note 9, the Company obtained additional borrowings from its existing bankers to purchase Cell C airtime from an independent distributor of Cell C airtime. The Company did not pay the vendor for the airtime inventory directly because the parties (the vendor, Cell C, the Company and certain South African banks) agreed that the Company would pay the amount to Cell C to settle amounts payable to Cell C by the vendor in order to inject additional liquidity into Cell C. The Company may not return any unsold airtime inventory to either the vendor or Cell C. The Company agreed to mandatory prepayment terms, which require the Company to use the proceeds from the sale of the airtime inventory to settle certain borrowings. For more information about the amended finance documents, refer to Note 9.

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

        Settlement obligations comprise (1) amounts that the Company is obligated to disburse to merchants selling goods and services via the internet that are the Company’s customers and on whose behalf it processes the transactions between various parties and settles the funds from the credit card companies to the Company’s merchant customers, (2) amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer, and (3) amounts that the Company is obligated to disburse to recipient cardholders of social welfare grants.

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

               Translation risk

        Translation risk relates to the risk that the Company’s results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns a significant amount of its revenues and incurs a significant amount of its expenses in ZAR and Korean won (“KRW”). The U.S. dollar to both the ZAR and KRW exchange rates has fluctuated significantly over the past three years. As exchange rates are outside the Company’s control, there can be no assurance that future fluctuations will not adversely affect the Company’s results of operations and financial condition.

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

               Credit risk

        Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties. The Company maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty’s financial condition, credit rating, and other credit criteria and risk mitigation tools as the Company’s management deems appropriate. With respect to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with South African, South Korean and European financial institutions that have a credit rating of “B” (or its equivalent) or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

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

         Asset measured at fair value using significant unobservable inputs – investment in Cell C

        The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of June 30, 2019, and valued Cell C at $0.0 (zero) at September 30, 2019, and June 30, 2019. As of June 30, 2019, the Company changed its valuation methodology from a Company-developed adjusted EV/ EBITDA model to a discounted cash flow approach due to anticipated changes in Cell C’s business model and the current challenges faced by Cell C, which would not have been captured by the previous valuation approach. The Company believes the Cell C business plan utilized in the Company’s valuation is reasonable based on the current performance and the expected changes in Cell C’s business model.

        The Company utilized the latest business plan provided by Cell C management for the period ending December 31, 2024, and following key valuation inputs were used as of September 30, 2019 and June 30, 2019:

Weighted Average Cost of Capital:	Between 15% and 20% over the period of the forecast
Long term growth rate:	4.0% (4.5% as of June 30, 2019)
Marketability discount: .	10.0%
Minority discount:	15.0%
Net adjusted external debt – Sep 2019(1):	ZAR 14.8 billion ($982.7 million), includes R6.0 billion of leases liabilities
Net adjusted external debt – Jun 2019(2) :	ZAR 13.9 billion ($987.2 million), includes R6.4 billion of leases liabilities
Deferred tax (incl. assessed tax losses – Sep 2019 (1) :	ZAR 2.9 billion ($19.1 million)
Deferred tax (incl. assessed tax losses – Jun 2019(2):	ZAR 2.9 billion ($20.6 million)

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of September 30, 2019.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2019.

        The Company utilized the aforementioned adjusted EV/EBITDA multiple valuation model in order to determine the fair value of the Cell C shares as of September 30, 2018. The primary inputs to the valuation model as of September 30, 2018, were unchanged from June 30, 2018. The primary inputs to the valuation model were Cell C’s annualized adjusted EBITDA for the 11 months ended June 30, 2018, of ZAR 3.9 billion ($275.8 million, translated at exchange rates applicable as of September 30, 2018), an EBITDA multiple of 6.75, Cell C’s net external debt of ZAR 8.8 billion ($622.3 million, translated at exchange rates applicable as of September 30, 2018) and a marketability discount of 10% as Cell C is not currently listed. The EBITDA multiple was determined based on an analysis of Cell C’s peer group, which comprises various African and emerging market mobile telecommunications operators.

        The fair value of Cell C as of September 30, 2019, utilizing the discounted cash flow valuation model developed by the Company is sensitive to the following inputs: (i) the ability of Cell C to achieve the forecasts in their business case; (ii) the weighted average cost of capital (“WACC”) rate used; and (iii) the minority and marketability discount used. The utilization of different inputs, or changes to these inputs, may result in a significantly higher or lower fair value measurement.

5.    Fair value of financial instruments (continued)

       Financial instruments (continued)

         Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

        The following table presents the impact on the carrying value of the Company’s Cell C investment of a 1.5% increase and 1.5% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on September 30, 2019, all amounts translated at exchange rates applicable as of September 30, 2019:

Sensitivity for fair value of Cell C investment	1.5% increase(A)	1.5% decrease(A)
WACC rate	$-	$4,709
EBITDA margin	$3,151	$-

(A) the carrying value of the Cell C investment is not impacted by a 1.0% increase or a 1.0% decrease and therefore the impact of a 1.5% increase and a 1.5% decrease is presented.

        The fair value of the Cell C shares as of September 30, 2019, represented approximately 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

           Liability measured at fair value using significant unobservable inputs – DNI contingent consideration as of September 30, 2018

        The salient terms of the Company’s investment in DNI are described in Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019. Under the terms of its subscription agreements with DNI, the Company agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($28.3 million, translated at exchange rates applicable as of September 30, 2018), in cash, subject to the achievement of certain performance targets by DNI. The Company expected to pay the additional amount during the first quarter of the year ended June 30, 2020, and recorded an amount of ZAR 379.6 million ($26.8 million) and ZAR 373.6 million ($27.2 million), in other payables in its unaudited condensed consolidated balance sheet as of September 30, 2018, and in long-term liabilities as of June 30, 2018, respectively, which amount represents the present value of the ZAR 400.0 million to be paid (amounts translated at exchange rates applicable as of September 30, 2018 and June 30, 2018, respectively). The amount was settled on March 31, 2019, as described in Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019.

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

        The Company had no outstanding foreign exchange contracts as of September 30, 2019 and June 30, 2019, respectively.

        The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2019, according to the fair value hierarchy:

	Quoted price in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	538	-	-	538
Fixed maturity investments (included in cash and cash equivalents)	4,322	-	-	4,322
Other	-	399	-	399
Total assets at fair value	$4,860	$399	$-	$5,259

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

         There have been no transfers in or out of Level 3 during the three months ended September 30, 2019 and 2018, respectively.

        There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2019. Summarized below is the movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2019:

Carrying value
Assets
Balance as at June 30, 2019	$-
Foreign currency adjustment(1)	-
Balance as of September 30, 2019	$-

     Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2018:

Carrying value
Assets
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

6.    Equity-accounted investments and other long-term assets

        Refer to Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding its equity-accounted investments and other long-term assets.

        Equity-accounted

        The Company’s ownership percentage in its equity-accounted investments as of September 30, 2019 and June 30, 2019, was as follows:

	September	June 30,
	30, 2019	2019
Bank Frick & Co AG (“Bank Frick”)	35%	35%
DNI	30%	30%
Finbond Group Limited (“Finbond”)	29%	29%
Carbon Tech Limited (“Carbon”), formerly OneFi Limited	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
V2 Limited (“V2”)	50%	50%
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

               DNI

        During the three months ended September 30, 2019, the Company recorded earnings from DNI that resulted in the carrying value of DNI exceeding the amount that the Company could receive pursuant to the call option granted to DNI in May 2019. The Company has recorded an impairment loss of $0.3 million which represents the difference between the amount that the Company could receive pursuant to the call option and DNI’s carrying value.

               Bank Frick

        On October 2, 2019, the Company exercised its option to acquire an additional 35% interest in Bank Frick from the Frick Foundation. The Company will pay an amount, the “Option Price Consideration”, for the additional 35% interest in Bank Frick, which represents the higher of CHF 46.4 million ($46.5 million at exchange rates on October 2, 2019) or 35% of 15 times the average annual normalized net income of the Bank over the two years ended December 31, 2018. The shares will only transfer on payment of the Option Price Consideration, which shall occur on the later of (i) 180 days after the date of exercise of the option; (ii) in the event of any regulatory approvals being required, 10 days after receipt of approval (either unconditionally or on terms acceptable to both parties); and (iii) 10 days after the date on which the Option Price Consideration is agreed or finally determined.

               Finbond

        As of September 30, 2019, the Company owned 268,820,933 shares in Finbond representing approximately 29.0% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange and its closing price on September 30, 2019, the last trading day of the month, was ZAR 3.34 per share. The market value of the Company’s holding in Finbond on September 30, 2019, was ZAR 0.9 billion ($59.2 million translated at exchange rates applicable as of September 30, 2019). On August 2, 2019, the Company, pursuant to its election, received an additional 1,148,901 shares in Finbond as a capitalization share issue in lieu of a dividend.

               V2 Limited

        In August 2019, the Company made a further equity contribution of $1.3 million to V2 Limited (“V2”). The Company has committed to provide V2 with a further equity contribution of $1.3 million and a working capital facility of $5.0 million, which are both subject to the achievement of certain pre-defined objectives.

6.    Equity-accounted investments and other long-term assets (continued)

        Equity-accounted investments (continued)

        Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the three months ended September 30, 2019:

		Bank
	DNI	Frick	Finbond	Other(1)	Total
Investment in equity:
Balance as of June 30, 2019	$61,030	$47,240	$35,300	$7,398	$150,968
Acquisition of shares	-	-	274	1,250	1,524
Stock-based compensation	-	-	71	-	71
Comprehensive income (loss):	728	(25)	2,718	(131)	3,290
Other comprehensive income	-	-	2,227	-	2,227
Equity accounted earnings (loss)	728	(25)	491	(131)	1,063
Share of net income	1,463	119	491	(131)	1,942
Amortization of acquired intangible assets	(647)	(189)	-	-	(836)
Deferred taxes on acquired intangible assets	181	45	-	-	226
Dilution resulting from corporate transactions	-	-	-	-	-
Impairment	(269)	-	-	-	(269)
Dividends received	(729)	-	(274)	(339)	(1,342)
Foreign currency adjustment(2)	(4,357)	(868)	(2,519)	(71)	(7,815)
Balance as of September 30, 2019	$56,672	$46,347	$35,570	$8,107	$146,696
Investment in loans:
Balance as of June 30, 2019	$-	$-	$-	$148	$148
Foreign currency adjustment(2)	-	-	-	(11)	(11)
Balance as of September 30, 2019	$-	$-	$-	$137	$137

	Equity	Loans	Total
Carrying amount as of:
June 30, 2019	$150,968	$148	151,116
September 30, 2019	$146,696	$137	$146,833

(1) Includes Carbon, SmartSwitch Namibia, V2 and Walletdoc;
(2) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Swiss franc, Nigerian naira and Namibian dollar, and the U.S. dollar on the carrying value.

         Other long-term assets

         Summarized below is the breakdown of other long-term assets as of September 30, 2019, and June 30, 2019:

	September 30,	June 30,
	2019	2019

Total equity investments	$26,993	$26,993
Investment in 15% of Cell C, at fair value (Note 5)	-	-
Investment in 13% of MobiKwik	26,993	26,993
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Long-term portion of payments to agents in South Korea amortized over the contract period	7,700	9,564
Policy holder assets under investment contracts (Note 8)	538	619
Reinsurance assets under insurance contracts (Note 8)	1,053	1,163
Other long-term assets	5,717	5,850
Total other long-term assets	$42,001	$44,189

6.    Equity-accounted investments and other long-term assets (continued)

       Other long-term assets (continued)

        Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of September 30, 2019:

		Unrealized	Unrealized
		holding	holding	Carrying
	Cost basis	gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$-	$-	$26,993
Held to maturity:
Investment in Cedar Cellular notes(A)	-	-	-	-
Total	$26,993	$-	$-	$26,993

        (A) The notes have been impaired as discussed in the Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019.

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

        No interest income from the Cedar Cellular note was recorded during the three months ended September 30, 2019. Interest income of $0.2 million related to the investment in Cedar Cellular notes for the three months ended September 30, 2018, were recorded in interest income in the consolidated statement of operations. Interest on this investment will only be paid, at Cedar Cellular’s election, on maturity in August 2022.

         Contractual maturities of held to maturity investments

         Summarized below is the contractual maturity of the Company’s held to maturity investment as of September 30, 2019:

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

7.    Goodwill and intangible assets, net

       Goodwill

       Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2019:

	Gross	Accumulated	Carrying
	value	impairment	value
Balance as of June 30, 2019	$184,544	$(35,157)	$149,387
Foreign currency adjustment(1)	(6,880)	293	(6,587)
Balance as of September 30, 2019	$177,664	$(34,864)	$142,800

       (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

       Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2019	$19,208	$112,728	$17,451	$149,387
Foreign currency adjustment(1)	(1,365)	(3,981)	(1,241)	(6,587)
Balance as of September 30, 2019	$17,843	$108,747	$16,210	$142,800

       (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

       Intangible assets

         Carrying value and amortization of intangible assets

        Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2019 and June 30, 2019:

	As of September 30, 2019			As of June 30, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$93,099	$(84,972)	$8,127	$96,653	$(86,285)	$10,368
Software and unpatented technology	30,840	(30,607)	233	32,071	(31,829)	242
FTS patent	2,527	(2,527)	-	2,721	(2,721)	-
Trademarks and brands	6,502	(6,042)	460	6,772	(6,265)	507
Total finite-lived intangible assets	132,968	(124,148)	8,820	138,217	(127,100)	11,117
Indefinite-lived intangible assets:
Financial institution license	741	-	741	772	-	772
Total indefinite-lived intangible assets	741	-	741	772	-	772
Total intangible assets	$133,709	$(124,148)	$9,561	$138,989	$(127,100)	$11,889

        Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2019 and 2018, was approximately $1.9 million and $6.0 million, respectively.

        Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on September 30, 2019, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2020	$7,657
Fiscal 2021	2,691
Fiscal 2022	67
Fiscal 2023	66
Fiscal 2024	66
Thereafter	135
Total future estimated annual amortization expense	$10,682

8.    Reinsurance assets and policyholder liabilities under insurance and investment contracts

       Reinsurance assets and policyholder liabilities under insurance contracts

        Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the three months ended September 30, 2019:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2019	$1,163	$(1,880)
Increase in policyholder benefits under insurance contracts	16	(1,502)
Claims and policyholders’ benefits under insurance contracts.	(44)	1,502
Foreign currency adjustment(3)	(82)	133
Balance as of September 30, 2019	$1,053	$(1,747)

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

       Assets and policyholder liabilities under investment contracts

        Summarized below is the movement in assets and policyholder liabilities under investment contracts during the three months ended September 30, 2019:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2019	$619	$(619)
Increase in policyholder benefits under investment contracts	6	(6)
Claims and policyholders’ benefits under investment contracts	(33)	33
Foreign currency adjustment(3)	(44)	44
Balance as of September 30, 2019	$548	$(548)

(1) Included in other long-term assets.
(2) Included in other long-term liabilities.
(3) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

       The Company does not offer any investment products with guarantees related to capital or returns.

9.    Borrowings

        Refer to Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding its borrowings.

         South Africa

         The amounts below have been translated at exchange rates applicable as of the dates specified.

            July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings

               Short-term facility - Facility E

        On September 26, 2018, Net1 SA further revised its amended July 2017 Facilities agreement with RMB to include an overdraft facility (“Facility E”) of up to ZAR 1.5 billion ($106.5 million, translated at exchange rates applicable as of June 30, 2019) to fund the Company’s ATMs. The available Facility E overdraft facility was subsequently reduced to ZAR 1.2 billion ($85.2 million) in September 2019. Interest on the overdraft facility is payable on the last day of each month and on the final maturity date based on South African prime rate. The overdraft facility will be reviewed in September 2020. The overdraft facility amount utilized must be repaid in full within one month of utilization and at least 90% of the amount utilized must be repaid with 25 days. The overdraft facility is secured by a pledge by Net1 SA of, among other things, cash and certain bank accounts utilized in the Company’s ATM funding process, the cession of an insurance policy with Senate Transit Underwriters Managers Proprietary Limited, and any rights and claims Net1 SA has against Grindrod Bank Limited. As at September 30, 2019, the Company had utilized approximately ZAR 0.9 billion ($62.6 million) of this overdraft facility.

9.    Borrowings (continued)

        This ZAR 1.2 billion overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The prime rate on September 30, 2019, was 10.00% .

               Short-term facility - Facility F

        On September 4, 2019, Net1 SA further amended its amended July 2017 Facilities agreement with RMB and Nedbank to include an overdraft facility (“Facility F”) of up to ZAR 300.0 million ($21.3 million, translated at exchange rates applicable as of September 30, 2019) for the sole purposes of funding the acquisition of airtime from Cell C. Net1 SA may not dispose of the airtime acquired from Cell C prior to April 1, 2020, without the prior consent of RMB, Absa Bank Limited and Investec Asset Management Proprietary Limited. Facility F comprises (i) a first Senior Facility F loan of ZAR 220 million (ii) a second Senior Facility F loan of ZAR 80 million, or such lesser amount as may be agreed by the facility agent. Facility F is required to be repaid in full within nine months following the first utilization of the facility. Net1 SA is required to prepay Facility F subject to customary prepayment terms. Interest on Facility F is based JIBAR plus a margin of 5.50% per annum and is due in full on repayment of the loan. JIBAR was 6.79% on September 30, 2019. The margin on the Facility F will increase by 1% per annum if Net1 SA has not disposed of certain assets by October 31, 2019, and will increase by a further 1% if Net1 SA has not disposed of its shareholding in DNI by January 31, 2020. Net1 SA paid a non-refundable structuring fee of ($0.1 million) ZAR 2.2 million to the Lenders in September 2019, and the Company expensed this amount in full during the first quarter of fiscal 2020.

            Nedbank facility, comprising short-term facilities

        As of September 30, 2019, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 450.0 million ($29.7 million). The credit facility comprises an overdraft facility of (i) up to ZAR 300 million ($19.8 million), which is further split into (a) a ZAR 250.0 million ($16.5 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.3 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($9.9 million), which include letters of guarantees, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund the Company’s ATMs is considered restricted cash.

        As of September 30, 2019, the Company has utilized approximately ZAR 94.4 million ($6.2 million) of its ZAR 250 million overdraft facility to fund ATMs, and ZAR 53.8 million ($3.6 million) of its ZAR 50 million general banking facility. On October 1, 2019, the Company reduced the amount drawn under the general banking facility to fall within the ZAR 50.0 million limitation. As of September 30, 2019 and June 30, 2019, the Company had utilized approximately ZAR 93.6 million ($6.2 million) and ZAR 93.6 million ($6.6 million), respectively, of its indirect and derivative facilities of ZAR 150 million to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 20).

         United States, a short-term facility

        On September 14, 2018, the Company renewed its $10.0 million overdraft facility from Bank Frick and on February 4, 2019, the Company increased the overdraft facility to $20.0 million. The interest rate on the facilities is 4.50% plus 3-month US dollar LIBOR and interest is payable on a quarterly basis. The 3-month US dollar LIBOR rate was 2.09% on September 30, 2019. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice. The facility is secured by a pledge of the Company’s investment in Bank Frick. As of September 30, 2019, the Company had utilized approximately $6.7 million of this facility.

         South Korea, a short-term facility

        The Company obtained a one-year KRW 10 billion ($8.6 million) short-term overdraft facility from Hana Bank, a South Korean bank, in January 2019. The interest rate on the facilities is 1.98% plus 3-month CD rate. The CD rate as of September 30, 2019, was 1.55% . The facility expires in January 2020, however it can be renewed. The facility is unsecured with no fixed repayment terms. As of September 30, 2019, the Company had not utilized this facility.

9.    Borrowings (continued)

       Movement in short-term credit facilities

        Summarized below are the Company’s short-term facilities as of September 30, 2019, and the movement in the Company’s short-term facilities from as of June 30, 2019 to as of September 30, 2019:

			United	South
	South Africa		States	Korea
	Amended		Bank
	July 2017	Nedbank	Frick	Hana	Total
Short-term facilities as of September 30, 2019:	$79,146	$29,680	$20,000	$8,341	$137,167
Overdraft	-	3,298	20,000	8,341	31,639
Overdraft restricted as to use for ATM funding only	79,146	16,489	-	-	95,635
Indirect and derivative facilities	-	9,893	-	-	9,893
Movement in utilized overdraft facilities:
Balance as of June 30, 2019	69,566	5,880	9,544	-	84,990
Utilized	167,160	15,354	1,160	-	183,674
Repaid	(169,802)	(11,027)	(4,000)	-	(184,829)
Foreign currency adjustment(1)	(4,327)	(429)	-	-	(4,756)
Balance as of September 30, 2019(2)	62,597	9,778	6,704	-	79,079
Restricted as to use for ATM funding only	62,597	6,226	-	-	68,823
No restrictions as to use	-	3,552	6,704	-	10,256
Movement in utilized indirect and derivative
facilities:
Balance as of June 30, 2019	-	6,643	-	-	6,643
Guarantees cancelled	-	-	-	-	-
Utilized	-	-	-	-	-
Foreign currency adjustment(1)	-	(473)	-	-	(473)
Balance as of September 30, 2019	$-	$6,170	$-	$-	$6,170

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.
(2) Nedbank balance as of September 30, 2019, of $9.8 million comprises the net of total overdraft facilities withdrawn of $24.4 million offset against funds in bank accounts with Nedbank of $14.6 million.

           Overdraft restricted as to use for ATM

           Movement in long-term borrowings

           Summarized below is the movement in the Company’s long term borrowing from as of June 30, 2019, to as of September 30, 2019:

	South
	Africa
	Amended
	July 2017	Total

Balance as of June 30, 2019, allocated to	$-	$-
Current portion of long-term borrowings	-	-
Long-term borrowings	-	-
Utilized	14,798	14,798
Foreign currency adjustment(1)	(288)	(288)
Balance as of September 30, 2019	14,510	14,510
Current portion of long-term borrowings	14,510	14,510
Long-term borrowings	$-	$-

           Interest expense incurred under the Company’s South African long-term borrowing during the three months ended September 30, 2019 and 2018, was $0.6 million and $1.1 million, respectively. The prepaid facility fees amortization charged included in interest expense during the three months ended September 30, 2018, was $0.1 million.

10.  OTHER PAYABLES

       Summarized below is the breakdown of other payables as of September 30, 2019 and June 30, 2019:

	September 30,	June 30,
	2019	2019

Accrual of implementation costs to be refunded to SASSA	$32,154	$34,039
Accruals	11,417	10,620
Provisions	5,798	6,074
Other	7,578	10,814
Value-added tax payable	3,149	3,234
Payroll-related payables	913	1,113
Participating merchants settlement obligation	489	555
	$61,498	$66,449

        Refer to Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding Accrual of implementation costs to be refunded to SASSA. As of September 30, 2019, this accrual of $32.2 million (ZAR 487.5 million, translated at exchange rates applicable as of September 30, 2019, comprised a revenue refund of $18.3 million (ZAR 277.6 million), accrued interest of $11.2 million (ZAR 169.8 million), unclaimed indirect taxes of $2.6 million (ZAR 39.4 million) and estimated costs of $0.1 million (ZAR 1.4 million)). As of September 30, 2019, this accrual of $34.0 million (ZAR 479.4 million, translated at exchange rates applicable as of June 30, 2019, comprised a revenue refund of $19.7 million (ZAR 277.6 million), accrued interest of $11.4 million (ZAR 161.0 million), unclaimed indirect taxes of $2.8 million (ZAR 39.4 million) and estimated costs of $0.1 million (ZAR 1.4 million)).

       Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

11.   Capital structure

        The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the three months ended September 30, 2019 and 2018, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the three months ended September 30, 2019 and 2018, respectively:

	September 30,	September 30,
	2019	2018

Number of shares, net of treasury:
Statement of changes in equity	56,568,425	56,833,925
Less: Non-vested equity shares that have not vested (Note 14)	583,908	860,817
Number of shares, net of treasury excluding non-vested equity shares that have not vested	55,984,517	55,973,108

12.    Accumulated other comprehensive loss

        The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2019:

	Three months ended
	September 30, 2019
	Accumulated
	foreign
	currency
	translation
	reserve	Total

Balance as of July 1, 2019	$(199,273)	$(199,273)
Movement in foreign currency translation reserve related to equity-accounted investment	2,718	2,718
Movement in foreign currency translation reserve	(18,085)	(18,085)
Balance as of September 30, 2019	$(214,640)	$(214,640)

12.    Accumulated other comprehensive loss

         The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2018:

	Three months ended
	September 30, 2018
	Accumulated
	foreign
	currency
	translation
	reserve	Total

Balance as of July 1, 2018	$(184,436)	$(184,436)
Movement in foreign currency translation reserve related to equity-accounted investment	5,430	5,430
Movement in foreign currency translation reserve	(10,522)	(10,522)
Balance as of September 30, 2018	$(189,528)	$(189,528)

         There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the three months ended September 30, 2019 or 2018.

13.    Stock-based compensation

          Stock option and restricted stock activity

               Options

         The following table summarizes stock option activity for the three months ended September 30, 2019 and 2018:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2019	864,579	7.81	7.05	-	2.62
Outstanding – September 30, 2019.	864,579	7.81	6.81	-	2.62

Outstanding – June 30, 2018	809,274	13.99	2.67	370	4.20
Granted – September 2018	600,000	6.20	10.00	1,212	2.02
Forfeitures	(200,000)	24.46			7.17
Outstanding – September 30, 2018.	1,209,274	8.41	6.59	1,322	2.62

           No stock options were awarded during the three months ended September 30, 2019. During the three months ended September 30, 2018, 600,000 stock options were awarded to executive officers and employees. No stock options were forfeited during the three months ended September 30, 2019. During the three months ended September 30, 2018, executive officers forfeited 200,000 stock options granted in August 2008, with a strike price of $24.46 per share, as these stock options expired unexercised. On October 14, 2019, the Company awarded 561,000 stock options to employees with a strike price of $3.07 per share. The Company has not yet completed its fair value calculation related to this award.

        The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 750-day volatility. The estimated expected life of the option was determined based on historical behavior of employees who were granted options with similar terms.

13.    Stock-based compensation (continued)

          Stock option and restricted stock activity (continued)

               Options (continued)

           The table below presents the range of assumptions used to value options granted during the three months ended September 30, 2018:

Three months
ended
September 30,
2018
Expected volatility	44%
Expected dividends	0%
Expected life (in years)	3
Risk-free rate	2.75%

          The following table presents stock options vested and expected to vest as of September 30, 2019:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expected to vest – September 30, 2019.	864,579	7.81	6.81	-

         These options have an exercise price range of $6.20 to $11.23.

         The following table presents stock options that are exercisable as of September 30, 2019:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – September 30, 2019	523,914	8.86	2.44	-

           During the three months ended September 30, 2019, 170,335 stock options became exercisable. No stock options became exercisable during the three months ended September 30, 2018. The Company issues new shares to satisfy stock option exercises.

            Restricted stock

         The following table summarizes restricted stock activity for the three months ended September 30, 2019 and 2018:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2019	583,908	3,410
Non-vested – September 30, 2019	583,908	3,410

Non-vested – June 30, 2018	765,411	6,162
Granted – September 2018	148,000	114
Vested – August 2018	(52,594)	459
Non-vested – September 30, 2018	860,817	5,785

           The September 2018 grants comprise 148,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting. During the three months ended September 30, 2018, 52,594 shares of restricted stock granted to non-employee directors vested.

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

        In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. In its calculation of the fair value of the restricted stock, the Company used an average volatility of 37.4% for the VWAP price, a discounting based on USD overnight indexed swap rates for the grant date, and no future dividends. The average volatility was extracted from the time series for VWAP prices as the standard deviation of log prices for the three years preceding the grant date. The mean reversion of volatility and the volatility of volatility parameters of the stochastic volatility process were extracted by regressing log differences against log levels of volatility from the time series for at-the-money options 30-day volatility quotes, which were available from January 2, 2018 onwards.

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

13.    Stock-based compensation (continued)

          Stock option and restricted stock activity (continued)

            Restricted stock (continued)

                  Market Conditions - Restricted Stock Granted in August 2017 (continued)

        In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. The value of the grant is the average of the discounted vested values. The Company used an expected volatility of 44.0%, an expected life of approximately three years, a risk-free rate ranging between 1.275% to 1.657% and no future dividends in its calculation of the fair value of the restricted stock. The estimated expected volatility was calculated based on the Company’s 30-day VWAP share price using the exponentially weighted moving average of returns.

      Stock-based compensation charge and unrecognized compensation cost

        The Company recorded a stock-based compensation charge, net during the three months ended September 30, 2019 and 2018 of $0.4 million and $0.6 million respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2019
Stock-based compensation charge	$387	$-	$387
Total – three months ended September 30, 2019.	$387	$-	$387
Three months ended September 30, 2018
Stock-based compensation charge	$587	$-	$587
Total – three months ended September 30, 2018.	$587	$-	$587

        The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

        As of September 30, 2019, the total unrecognized compensation cost related to stock options was approximately $0.7 million, which the Company expects to recognize over approximately two years. As of September 30, 2019, the total unrecognized compensation cost related to restricted stock awards was approximately $1.1 million, which the Company expects to recognize over approximately two years.

        As of September 30, 2019 and June 30, 2019, respectively, the Company recorded a deferred tax asset of approximately $0.3 million and $0.2 million, related to the stock-based compensation charge recognized related to employees of Net1. As of September 30, 2019, and June 30, 2019, respectively, the Company has a valuation allowance related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14.    (Loss) Earnings per share

        The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended September 30, 2019 or 2018. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019.

14.    (Loss) Earnings per share (continued)

        Basic (loss) earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share have been calculated using the two-class method and basic (loss) earnings per share for the three months ended September 30, 2019 and 2018, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net (loss) income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

        The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2017, March 2018, May 2018 and September 2018 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in September 2018, March 2018 and August 2017 are discussed in Note 13 above and the vesting conditions for all other awards are discussed in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019.

        The following table presents net (loss) income attributable to Net1 ((loss) income from continuing operations) and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2019	2018
	(in thousands except
	percent and
	per share data)
Numerator:
Net (loss) income attributable to Net1	$(4,392)	$(5,199)
Undistributed (loss) earnings	(4,392)	(5,199)
Continuing	(4,392)	(7,145)
Discontinued	$-	$1,946
Percent allocated to common shareholders (Calculation 1)	99%	99%
Numerator for (loss) earnings per share: basic and diluted	$(4,347)	$(5,128)
Continuing	(4,347)	(7,047)
Discontinued	$-	$1,919

Denominator:
Denominator for basic (loss) earnings per share: weighted-average common shares outstanding	55,985	55,951
Effect of dilutive securities:	-
Stock options	-	50
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assumed conversion	55,985	56,001

(Loss) Earnings per share:
Basic	$(0.08)	$(0.09)
Continuing	$(0.08)	$(0.12)
Discontinued	$-	$0.03
Diluted	$(0.08)	$(0.09)
Continuing	$(0.08)	$(0.12)
Discontinued	$-	$0.03

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,985	55,951
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,568	56,723
Percent allocated to common shareholders (A) / (B)	99%	99%

14.    (Loss) Earnings per share (continued)

        Options to purchase 864,579 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three months ended September 30, 2019, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through September 7, 2028, were still outstanding as of September 30, 2019.

15.    Supplemental cash flow information

         The following table presents supplemental cash flow disclosures for the three months ended September 30, 2019, and 2018:

	Three months ended
	September 30,
	2019	2018
Cash received from interest	$737	$2,077
Cash paid for interest	$813	$3,066
Cash paid for income taxes	$1,883	$1,343

          Leases

          The following table presents supplemental cash flow disclosure related to leases for the three months ended September 30, 2019:

Three months
ended
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$920

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$230

16.    Revenue recognition

         Disaggregation of revenue

         The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the three months ended September 30, 2019:

			Rest of
	South		the
	Africa	Korea	world	Total
South African transaction processing
Processing fees	$15,966	$-	$-	$15,966
Other	1,233	-	-	1,233
Sub-total	17,199	-	-	17,199
International transaction processing
Processing fees	-	31,197	1,199	32,396
Other	-	1,621	-	1,621
Sub-total	-	32,818	1,199	34,017
Financial inclusion and applied technologies
Telecom products and services	9,294	-	-	9,294
Account holder fees	5,260	-	-	5,260
Lending revenue	5,154	-	-	5,154
Technology products	7,134	-	-	7,134
Insurance revenue	1,386	-	-	1,386
Other	1,312	-	-	1,312
Sub-total	29,540	-	-	29,540
	$46,739	$32,818	$1,199	$80,756

16.    Revenue recognition (continued)

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

17.    Leases

        The Company elected to adopt the new lease guidance utilizing the modified retrospective approach therefore prior periods were not adjusted. The Company was not required to record a cumulative-effect adjustment to opening retained earnings as of July 1, 2019. The Company applied the package of three practical expedients available, which included the following (i) an entity need not reassess expired or existing contracts are or contain leases (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also elected to not recognize right-of-use assets and lease liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component.

        The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of our corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have a remaining lease term of between one to four years. We also operate certain of our financial services business from locations which we lease for a period of less than one year. The Company’s operating lease expense during the three months ended September 30, 2019, was $0.9 million. The Company does not have any significant leases that have not commenced as of September 30, 2019.

        The following table presents supplemental balance sheet disclosure related to our right-of-use assets and our operating leases liabilities as of September 30, 2019 and July 1, 2019, the date of adoption of the new lease guidance (refer to Note 1):

	September 30,	July 1,
	2019	2019
Operating lease right-of-use assets	$5,757	$6,739
Weighted average remaining lease term (years)	2.53	2.51
Weighted average discount rate	9.95%	9.97%

17.    Leases (continued)

	September 30,	July 1,
	2019	2019
Maturities of operating lease liabilities
2020 (for September 30, 2019, excluding three month to September 30, 2019)	$2,643	$3,608
2021	2,387	2,395
2022	1,236	1,269
2023	424	454
2024	-	-
Thereafter	-	-
Total undiscounted operating lease liabilities	6,690	7,726
Less imputed interest	758	842
Total operating lease liabilities, included in	5,932	6,884
Operating lease right-of-use lease liability – current	4,493	5,098
Right-of-use operating lease liability – long-term	$1,439	$1,786

18.    Operating segments

        The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 21 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019. As discussed in Note 21, the Company has presented DNI as a discontinued operation.

        The reconciliation of the reportable segments’ revenue to revenue from external customers for the three months ended September 30, 2019 and 2018, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$19,399	$2,200	$17,199
International transaction processing	34,017	-	34,017
Financial inclusion and applied technologies	30,145	605	29,540
Total for the three months ended September 30, 2019	$83,561	$2,805	$80,756

South African transaction processing	$37,749	$3,286	$34,463
International transaction processing	39,387	-	39,387
Financial inclusion and applied technologies	53,206	1,172	52,034
Total for the three months ended September 30, 2018	$130,342	$4,458	$125,884

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

        The reconciliation of the reportable segments’ measures of profit or loss to income before income taxes for the three months ended September 30, 2019 and 2018, is as follows:

	Three months ended
	September 30,
	2019	2018
Reportable segments measure of profit or loss	$1,906	$10,551
Operating income: Corporate/Eliminations	(4,640)	(9,655)
Interest income	651	1,876
Interest expense	(1,355)	(2,759)
(Loss) Income before income taxes	$(3,438)	$13

18.    Operating segments (continued)

           The following tables summarize segment information that is prepared in accordance with GAAP for the three months ended September 30, 2019 and 2018, with the impact of the deconsolidation of DNI included in discontinued operations:

	Three months ended
	September 30,
	2019	2018
Revenues
South African transaction processing	$19,399	$37,749
International transaction processing	34,017	39,387
Financial inclusion and applied technologies	30,145	53,206
Continuing	30,145	34,419
Discontinued	-	18,787
Total	83,561	130,342
Continuing	83,561	111,555
Discontinued	-	18,787
Operating income (loss)
South African transaction processing	(3,385)	(3,513)
International transaction processing	3,790	2,762
Financial inclusion and applied technologies	1,501	11,302
Continuing	1,501	3,470
Discontinued	-	7,832
Subtotal: Operating segments	1,906	10,551
Corporate/Eliminations	(4,640)	(9,655)
Continuing	(4,640)	(7,005)
Discontinued	-	(2,650)
Total	(2,734)	896
Continuing	(2,734)	(4,286)
Discontinued	-	5,182
Depreciation and amortization
South African transaction processing	661	941
International transaction processing	1,896	3,059
Financial inclusion and applied technologies	384	636
Continuing	384	350
Discontinued	-	286
Subtotal: Operating segments	2,941	4,636
Corporate/Eliminations	1,824	6,158
Continuing	1,824	3,508
Discontinued	-	2,650
Total	4,765	10,794
Continuing	4,765	7,858
Discontinued	-	2,936
Expenditures for long-lived assets
South African transaction processing	1,864	1,286
International transaction processing	677	800
Financial inclusion and applied technologies	83	1,032
Continuing	83	893
Discontinued	-	139
Subtotal: Operating segments	2,624	3,118
Corporate/Eliminations	-	-
Total	2,624	3,118
Continuing	2,624	2,979
Discontinued	$-	$139

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

        For the three months ended September 30, 2019, the Company’s effective tax rate was impacted by the on-going losses incurred by certain of its South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by the Company’s South African businesses and non-deductible expenses, including transaction-related expenditure, which was partially offset by tax expense recorded by the Company’s profitable businesses in South Africa and South Korea.

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

          Uncertain tax positions

        There were no significant changes in the Company’s uncertain tax positions during the three months ended September 30, 2019. As of September 30, 2019, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

        The Company does not expect the changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

        As of September 30, 2019 and June 30, 2019, the Company had unrecognized tax benefits of $1.0 million and $1.2 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of September 30, 2019, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2016. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

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

        Nedbank has issued guarantees to these third parties amounting to ZAR 93.6 million ($6.2 million, translated at exchange rates applicable as of September 30, 2019) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 93.6 million ($6.2 million, translated at exchange rates applicable as of September 30, 2019). The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

        The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of September 30, 2019. The maximum potential amount that the Company could pay under these guarantees is ZAR 93.6 million ($6.2 million, translated at exchange rates applicable as of September 30, 2019). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 9.

          Contingencies

        The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

21.    Discontinued operation - DNI

         The Company determined that the disposal of its controlling interest in DNI is a discontinued operation because it represented a strategic shift that will have a major effect on the Company’s operations and financial results as a result of the sale of a significant portion of its investment in DNI. Refer to Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding the deconsolidation of DNI. The table below presents the impact of the deconsolidation of DNI on certain major captions to the Company’s unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for three months ended September 30, 2019 and 2018, that have not been separately presented on those statements:

DNI
Three months
ended
September 30,
2018
Unaudited condensed consolidated statement of operations
Discontinued:
Revenue	$18,787
Cost of goods sold, IT processing, servicing and support	10,211
Selling, general and administration	457
Depreciation and amortization	2,936
Operating income	5,182
Interest income	275
Interest expense	201
Net income before tax	5,256
Income tax expense	1,515
Net income before earnings from equity-accounted investments	3,741
Earnings from equity-accounted investments(1)	$(102)
Unaudited condensed consolidated statement of cash flows
Discontinued:
Total net cash (used in) provided by operating activities	$(3,518)
Total net cash (used in) provided by investing activities	(139)

          (1) Earnings from equity-accounted investments for the three months ended September 30, 2018, represents earnings attributed to equity-accounted investment owned by DNI and included in the Company’s results as a result of the consolidation of DNI.

        The Company retained a continuing involvement in DNI through its 30% interest in DNI (refer to Note 6). The Company expects to retain an interest in DNI for less than 12 months. The Company recorded earnings under the equity method related to its retained investment in DNI during the three months ended June 30, 2019, refer to Note 6. The table below presents revenues and expenses between the Company and DNI, after the DNI disposal transaction, during the three months ended September 30, 2019:

Three months
ended
September 30,
2019
Revenue generated from transactions with DNI	$-
Expenses incurred related to transactions with DNI	$2,274

        Refer to Note 6 for the dividends received from DNI under the equity method during the three months ended September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2019, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

        Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2019. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

       Financial Inclusion Activities in South Africa

        Having taken dramatic steps to right size our South African operations in fiscal 2019, our focus in fiscal 2020 is to transition our South African financial inclusion activities towards a business-to-consumer, or B2C, model. We have developed new banking products in cooperation with Finbond and stabilized our financial services offerings, while continuing to make our distribution and infrastructure more efficient. We did a soft launch of our new banking products on October 1, 2019 and without any marketing we opened in excess of 4,000 new accounts in the first month.

        Our loan book remained fairly steady compared to Q4 2019 and we have had additional conversations with third-party lenders, including Finbond, to leverage their balance sheets to provide loans to our customers as a mechanism to accelerate growth in our financial inclusion offerings. We continue to work with Grindrod Bank on our ATM and other acquiring initiatives.

        The majority of our South African operations were stable or posted modest growth compared to the fourth quarter of fiscal 2019, but we will only be able to drive meaningful growth following the injection of additional liquidity into the businesses.

        International Activities

        IPG – IPG has completed its restructuring and its newly developed issuing, acquiring and processing products, together with its new brand are ready for deployment. IPG remains dependent on Bank Frick to bring these new solutions to market, which in turn will be able to support IPG’s activities once it is authorized to conclude a Payment Facilitator agreement with IPG. Visa has provided conditional approval to Bank Frick with the last remaining Visa requirement being an onsite assessment of our operations in Malta, which has been scheduled for the end of November 2019. Visa will ultimately control the timelines to conclude their assessment, though we believe this will be likely before January 31, 2020 (taking into account Visa’s December freeze period). In the interim, we expect IPG to launch the first of it several new products for the crypto currency and blockchain market this calendar year with several additional product launches planned over the next five quarters.

        Bank Frick – Bank Frick is systematically pursuing its strategy of working closely with financial intermediaries, offering products for alternative asset classes and fund services, and becoming an internationally recognized leading partner in the blockchain sector. With this strategy in mind, the bank evaluated and acted on various strategic opportunities during the last quarter.

        As Bank Frick provides the cornerstone of our European strategy to deliver all-encompassing financial technology and banking services to SMEs in the region, on October 2, 2019, we exercised an option to acquire an additional 35% interest in Bank Frick from the Kuno Frick Family Foundation. We will pay an amount, the Option Price Consideration, for the additional 35% interest in Bank Frick, which represents the higher of CHF 46.4 million ($46.5 million at exchange rates on October 2, 2019) or 35% of 15 times the average annual normalized net income of the Bank over the two years ended December 31, 2018.

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

        Carbon – Carbon continues to report exponential sequential growth across all the key indicators of its business – number of app installations, unique customers, loans disbursed and number of value-added transactions. Carbon’s continued growth will be driven by its ability to access capital and/or funding in order to meet the demand for its suite of products.

        India – We have deployed our virtual card technology with MobiKwik to a limited number of users as required by our issuing bank partner. In fiscal 2019, MobiKwik applied for direct membership with Visa and became an associate member in Q4 2019. In October 2019, the Reserve Bank of India approved the application by MobiKwik and Visa to launch card programs with MobiKwik as the issuer. We are currently working with MobiKwik to re-launch our virtual card offering on a much larger scale across their qualified customer base which has in excess of ten million users. MobiKwik itself has performed ahead of expectations, primarily due to its successful transition to being a digital financial services provider. In September 2019, MobiKwik recorded unaudited annualized revenue of $60 million, up from $26 million in September 2018. It has been contribution margin positive since October 2018 and achieved cash EBITDA breakeven in the month of August 2019. Digital financial services now account for approximately 25% of MobiKwik’s total monthly revenue, compared to zero during the previous fiscal year and it is currently disbursing in excess of 100,000 new loans per month.

        Progress on corporate activities

        As part of the extensive strategic review of all of our businesses and investments, we have made progress on multiple fronts:

        Progress in Korea – During the first quarter of 2020, we commenced with the second phase of our strategic turnaround in Korea to improve growth and profitability, which resulted in modestly lower revenue but higher margins as we began to exit from some unprofitable agent and merchant relationships. In parallel, our financial advisors have made further progress in evaluating a potential disposal of the business.

        Disposal of DNI – During the first quarter of fiscal 2020, DNI announced the acquisition of two related businesses that would provide further diversification of their revenue sources, and meaningfully scale their operations. We believe these acquisitions will expand the appeal of DNI to prospective investors and ultimately result in the exercise of the call option to acquire our remaining 30% at a strike price of ZAR 859.0 million, or $56.0 million translated at exchange rates applicable as of September 30, 2019. We may extend the validity of the call option to March 31, 2020, to allow DNI to conclude its acquisitions and raise the necessary capital.

        Cell C – We continued to carry the value of our Cell C investment at $0 (zero) as of September 30, 2019. Cell C has been actively pursuing its proposed infrastructure sharing agreement with MTN, and subsequent to that, expects to conclude its recapitalization.

        SASSA Contract Expiration

        Although we have not been involved operationally with SASSA since September 30, 2018, we have been actively trying to resolve all legal and legacy outstanding items to allow us to focus on our core business.

        Supreme Court Ruling on refund of implementation costs from 2014 – On May 23, 2018, CPS delivered its petition seeking leave to appeal the whole order and judgment of the High Court of the Republic of South Africa Gauteng Division, Pretoria with the Supreme Court of Appeal. In September 2018, CPS received notification from the Supreme Court that its petition seeking leave to appeal had been granted. The matter was heard on September 10, 2019. On September 30, 2019, the Supreme Court dismissed the appeal and ordered us to pay Corruption Watch’s costs, including that of two counsel. On October 23, 2019, we filed our leave to appeal the Supreme Court’s order with the Constitutional Court of South Africa. However, we cannot predict whether leave to appeal will be granted or if granted, how the Constitutional Court would rule on the matter.

        Settlement of payment of fees due for the last six months of the SASSA contract – Following the March 23, 2018 Constitutional Court order for a six-month extension of our contract with SASSA for payment of grants in cash at pay points only, we were allowed to charge our monthly fee based on the previously contracted rate of ZAR 16.44 (including VAT) per cash pay point recipient. Given that we only serviced the highest-cost beneficiaries, the Constitutional Court allowed us to approach the National Treasury in order for them to make a fair determination of the price we should be paid for services rendered. National Treasury recommended a rate of ZAR 51.00 (including VAT) per cash pay point recipient per month to the Constitutional Court. Contrary to SASSA’s stance, the Constitutional Court on December 5, 2018, ruled that they are not required to ratify the Treasury recommended rate, and that CPS and SASSA must agree on the pricing. We have commenced legal proceedings to receive an amount in accordance with National Treasury recommendation.

        We are extremely proud of our achievements of uninterrupted grant delivery to 11 million social grant recipients since the inception of our contract in April 2012, and the annual saving of more than ZAR 2.0 billion that our biometric payment technology realized for government due to the elimination of fraudulent grants.

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

        Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2019:

  Valuation of investment in Cell C;
  Business combinations and the recoverability of goodwill;
  Intangible assets acquired through acquisitions;
  Deferred taxation;
  Stock-based compensation;
  Accounts receivable and allowance for doubtful accounts receivable; and
  Accounting for transactions following September 2019 Supreme Court ruling.

         Recent accounting pronouncements adopted

         Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of accounting pronouncements adopted, including the dates of adoption and the effects on our unaudited condensed consolidated financial statements.

         Recent accounting pronouncements not yet adopted as of September 30, 2019

          Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2019, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

         Actual exchange rates

         The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2019	2018	2019
ZAR : $ average exchange rate	14.6924	14.0683	14.1926
Highest ZAR : $ rate during period	15.3860	15.4335	15.4335
Lowest ZAR : $ rate during period	13.8973	13.1528	13.1528
Rate at end of period	15.1619	14.1437	14.0840

KRW : $ average exchange rate	1,194	1,121	1,135
Highest KRW : $ rate during period	1,218	1,135	1,195
Lowest KRW : $ rate during period	1,160	1,108	1,108
Rate at end of period	1,199	1,110	1,156

ZAR: US $ Exchange Rates
First quarter
Second quarter
Third quarter
Fourth quarter
ZAR: US $
16.00
15.50
15.00
14.50
14.00
13.50
13.00
12.50
12.00
11.50
11.00
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-29
Mar-31
Apr-30
May-31
Jun-30
F2020 ZAR
F2019 ZAR

KRW: US $ Exchange Rates
First quarter
Second quarter
Third quarter
Fourth quarter
KRW: US $
1,300
1,250
1,200
1,150
1,100
1,050
1,000
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-28
Mar-31
Apr-30
May-31
Jun-30
F2020 KRW
F2019 KRW

         Translation exchange rates for financial reporting purposes

         We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2019 and 2018, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table :

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2019	2018	2019
Income and expense items: $1 = ZAR .	14.7520	14.8587	14.2688
Income and expense items: $1 = KRW	1,193	1,121	1,136
Balance sheet items: $1 = ZAR	15.1619	14.1437	14.0840
Balance sheet items: $1 = KRW	1,199	1,110	1,156

Results of operations

        The discussion of our consolidated overall results of operations is based on amounts as reflected in our unaudited consolidated financial statements which are prepared in accordance with U.S. GAAP. We analyze our results of operations both in U.S. dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our revenue and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

        Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our consolidated financial statements is included in Note 18 to those statements.

        We used the equity method to account for DNI in the first quarter of fiscal 2020 and consolidated DNI for the first quarter of fiscal 2019.

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

         First quarter of fiscal 2020 compared to first quarter of fiscal 2019

        The following factors had a significant influence on our results of operations during the first quarter of fiscal 2020 as compared with the same period in the prior year:

  Decline in revenue: Our revenues declined 36% in ZAR primarily due to the deconsolidation of DNI, the expiration of our SASSA contract, the significant decline in EPE account numbers driven by SASSA’s auto-migration of accounts to SAPO, and a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, but partially offset by higher ad hoc terminal and prepaid airtime sales;
  Ongoing operating losses: We continue to experience operating losses primarily in South Africa as a result of lower revenues, coupled with a high-fixed cost infrastructure.
  Lower net interest expense: Net interest expense decreased due to the settlement of our long-term debt in the second half of fiscal 2019, but partially offset by lower average cash balances and higher short-term borrowing to fund ATMs;
  Adverse foreign exchange movements: The U.S. dollar appreciated 6% against the KRW during fiscal 2020, which adversely impacted our reported results.

         Consolidated overall results of operations

         This discussion is based on the amounts prepared in accordance with U.S. GAAP.

         The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended September 30,
	2019	2018(A)	$%
	$ ’000	$ ’000	change
Revenue	80,756	125,884	(36%	)
Cost of goods sold, IT processing, servicing and support	46,794	72,316	(35%	)
Selling, general and administration	31,931	41,878	(24%	)
Depreciation and amortization	4,765	10,794	(56%	)
Operating (loss) income	(2,734)	896	nm
Interest income	651	1,876	(65%	)
Interest expense	1,355	2,759	(51%	)
(Loss) income before income tax expense	(3,438)	13	nm
Income tax expense	2,017	6,490	(69%	)
Net loss before earnings from equity-accounted investments	(5,455)	(6,477)	(16%	)
Earnings from equity-accounted investments	1,063	1,373	(23%	)
Net (loss) income	(4,392)	(5,104)	(14%	)
Continuing	(4,392)	(8,743)	(50%	)
Discontinued	-	3,639	nm
Less (Add) net income (loss) attributable to non-controlling interest	-	95	nm
Continuing	-	(1,598)	nm
Discontinued	-	1,693	nm
Net (loss) income attributable to us	(4,392)	(5,199)	(16%	)
Continuing	(4,392)	(7,145)	(39%	)
Discontinued	-	1,946	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended September 30,
	2019	2018(A)	ZAR %
	ZAR ’000	ZAR ’000	change
Revenue	1,191,313	1,870,473	(36%	)
Cost of goods sold, IT processing, servicing and support	690,306	1,074,522	(36%	)
Selling, general and administration	471,046	622,253	(24%	)
Depreciation and amortization	70,293	160,385	(56%	)
Operating (loss) income	(40,332)	13,313	nm
Interest income	9,604	27,875	(66%	)
Interest expense	19,989	40,995	(51%	)
(Loss) income before income tax expense	(50,717)	193	nm
Income tax expense	29,755	96,433	(69%	)
Net loss before earnings from equity-accounted investments	(80,472)	(96,240)	(16%	)
Earnings from equity-accounted investments	15,681	20,401	(23%	)
Net (loss) income	(64,791)	(75,839)	(15%	)
Continuing	(64,791)	(129,910)	(50%	)
Discontinued	-	54,071	nm
Less (Add) net income (loss) attributable to non-controlling interest	-	1,412	nm
Continuing	-	(23,744)	nm
Discontinued	-	25,156	nm
Net (loss) income attributable to us	(64,791)	(77,251)	(16%	)
Continuing	(64,791)	(106,166)	(39%	)
Discontinued	-	28,915	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

        The decrease in revenue was primarily due to the deconsolidation of DNI, the expiration of our SASSA contract, the significant decline in EPE account numbers driven by SASSA’s auto-migration of accounts to SAPO, and a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, but partially offset by higher ad hoc terminal and prepaid airtime sales.

        The decrease in cost of goods sold, IT processing, servicing and support was primarily due to the deconsolidation of DNI, fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transactions costs incurred by us, but partially offset by higher costs related to ad hoc terminal and prepaid airtime sales.

        The decrease in selling, general and administration expense was primarily due to the deconsolidation of DNI, lower costs incurred by IPG and by our South Africa business as we transition our business strategy in South Africa. We continue to incur committed fixed and variable costs (including premises and staff costs) related to the maintenance and expansion of our financial inclusion initiatives in South Africa.

        Depreciation and amortization decreased primarily due to the deconsolidation of DNI which resulted in no DNI-related acquired intangible asset amortization and depreciation.

        Our operating (loss) income margin for the first quarter of fiscal 2020 and 2019 was (3.4%) and 0.7%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.”

        Interest on surplus cash decreased to $0.7 million (ZAR 9.6 million) from $1.9 million (ZAR 27.9 million), due primarily to the lower average daily cash balances and cash used to fund the operating losses in the South African operations.

        Interest expense decreased to $1.4 million (ZAR 20.0 million) from $2.8 million (ZAR 41.0 million), due to a reduction in our long-term South African debt, partially offset by interest expense related to cash borrowed to stock our ATMs.

        Fiscal 2020 tax expense was $2.0 million (ZAR 29.8 million) compared to $6.5 million (ZAR 96.4 million) in fiscal 2019. Our effective tax rate for fiscal 2020, was impacted by the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these South African businesses and non-deductible expenses, including transaction-related expenditure, which was partially offset by tax expense recorded by our profitable businesses in South Africa and South Korea. Our effective tax rate for fiscal 2019, was significantly higher than the South African statutory rate as a result of a valuation allowance created related to net operating losses of approximately ZAR 223.4 million ($15.1 million translated at the average exchange rate for the three months ended September 30, 2018) incurred by our South African subsidiary, CPS, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility.

        DNI was accounted for using the equity method during the first quarter of fiscal 2020 and consolidated into our results for the first quarter of fiscal 2019. The consolidation of DNI has adversely impacted the comparability of our (loss) earnings from equity-accounted investments during the first quarter of fiscal 2020. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 5	Three months ended September 30,
	2019	2018	$%
	$’000	$ ’000	change
DNI	728	-	nm
Share of net income	1,463	-	nm
Amortization of intangible assets, net of deferred tax	(466)	-	nm
Impairment(A)	(269)	-	nm
Bank Frick	(25)	(588)	(96%	)
Share of net income	119	162	(27%	)
Amortization of intangible assets, net of deferred tax	(144)	(144)	-
Other	-	(606)	nm
Finbond	491	1,875	(74%	)
Other	(131)	86	nm
Earnings from equity accounted investments	1,063	1,373	(23%	)

(A) Refer to Note 6 of our condensed consolidated financial statements.

         Results of operations by operating segment

       The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In U.S. Dollars (U.S. GAAP)
	Three months ended September 30,
	2019	% of		2018	% of		%
Operating Segment	$’000	total		$’000	total		change
Revenue:
South African transaction processing	19,399	24%		37,749	30%		(49%	)
International transaction processing	34,017	42%		39,387	31%		(14%	)
Financial inclusion and applied technologies	30,145	37%		53,206	42%		(43%	)
Continuing	30,145	37%		34,419	27%		(12%	)
Discontinued	-	-		18,787	15%		nm
Subtotal: Operating segments	83,561	103%		130,342	103%		(36%	)
Intersegment eliminations	(2,805)	(3%	)	(4,458)	(3%	)	(37%	)
Consolidated revenue	80,756	100%		125,884	100%		(36%	)
Continuing	80,756	100%		107,097	85%		(25%	)
Discontinued	-	-		18,787	15%		nm
Operating (loss) income:
South African transaction processing	(3,385)	124%		(3,513)	(392%	)	(4%	)
International transaction processing	3,790	(139%	)	2,762	308%		37%
Financial inclusion and applied technologies	1,501	(55%	)	11,302	1,261%		(87%	)
Continuing	1,501	(55%	)	3,470	387%		(57%	)
Discontinued	-	-		7,832	874%		nm
Subtotal: Operating segments	1,906	(70%	)	10,551	1,177%		(82%	)
Corporate/Eliminations	(4,640)	170%		(9,655)	(1,077%	)	(52%	)
Continuing	(4,640)	170%		(7,005)	(781%	)	(34%	)
Discontinued	-	-		(2,650)	(296%	)	nm
Consolidated operating (loss) income	(2,734)	100%		896	100%		nm
Continuing	(2,734)	100%		(4,286)	(478%	)	(36%	)
Discontinued	-	-		5,182	578%		nm

Table 7	In South African Rand (U.S. GAAP)
	Three months ended September 30,
	2019			2018
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	286,174	24%		560,901	30%		(49%	)
International transaction processing	501,819	42%		585,240	31%		(14%	)
Financial inclusion and applied technologies	444,699	37%		790,572	42%		(44%	)
Continuing	444,699	37%		511,422	27%		(13%	)
Discontinued	-	-		279,150	15%		nm
Subtotal: Operating segments	1,232,692	103%		1,936,713	103%		(36%	)
Intersegment eliminations	(41,379)	(3%	)	(66,240)	(3%	)	(38%	)
Consolidated revenue	1,191,313	100%		1,870,473	100%		(36%	)
Continuing	1,191,313	100%		1,591,323	85%		(25%	)
Discontinued	-	-		279,150	15%		nm
Operating (loss) income:
South African transaction processing	(49,936)	124%		(52,199)	(392%	)	(4%	)
International transaction processing	55,910	(139%	)	41,040	308%		36%
Financial inclusion and applied technologies	22,143	(55%	)	167,933	1,261%		(87%	)
Continuing	22,143	(55%	)	51,560	387%		(57%	)
Discontinued	-	-		116,373	874%		nm
Subtotal: Operating segments	28,117	(70%	)	156,774	1,177%		(82%	)
Corporate/Eliminations	(68,449)	170%		(143,461)	(1,077%	)	(52%	)
Continuing	(68,449)	170%		(104,085)	(781%	)	(34%	)
Discontinued	-	-		(39,376)	(296%	)	nm
Consolidated operating (loss) income	(40,332)	100%		13,313	100%		nm
Continuing	(40,332)	100%		(63,684)	(478%	)	(37%	)
Discontinued	-	-		76,997	578%		nm

         South African transaction processing

        The decrease in segment revenue and operating income was primarily due to the termination of our SASSA contract at the end of the first quarter of fiscal 2019. Our revenue and operating income was also adversely impacted by the significant reduction in the number of SASSA grant recipients with SASSA-branded Grindrod cards linked to Grindrod bank accounts as well as a lower number of EPE accounts. These decreases in revenue and operating income were partially offset by higher transaction revenue as a result of increased usage of our ATMs. Our South African transaction processing operating segment activities have been adversely impacted by the loss of EPE customers as a result of SASSA’s auto-migration of accounts to SAPO.

         Our operating (loss) margin for the first quarter of fiscal 2020 and 2019 was (17.4%) and (9.3%), respectively.

          International transaction-based activities

           Segment revenue was lower during the first quarter of fiscal 2020, primarily due to an ongoing contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China processing activity, modestly lower KSNET revenue as a result of lower transaction values processed and the impact of the weaker KRW/ USD exchange rate on reported KSNET revenue. Operating income during the first quarter of fiscal 2020 has improved compared with fiscal 2019 due to a reduction in expenses incurred by KSNET and IPG.

           IPG continues to work in close collaboration with Bank Frick and our other specialist departments to develop bespoke blockchain-based solutions, including a highly secure but easily accessible crypto-asset storage solution for crypto-asset investors and exchanges and incurred expenses of approximately $0.3 million during the first quarter of fiscal 2020 related to this project.

           Operating income margin for the first quarter of fiscal 2020 and 2019 was 11.1% and 7.0%, respectively, due to improving profitability at KSNET and reduction of costs at IPG.

          Financial inclusion and applied technologies

           Segment revenue decreased primarily due to the deconsolidation of DNI, lower lending revenue as a result of our lending book and insurance revenue as a result of fewer customers, and a decrease in inter-segment revenues, partially offset by higher ad hoc terminal and prepaid airtime and value-added services sales. Operating income was significantly lower than first quarter of fiscal 2019, primarily due to the deconsolidation of DNI and lower revenue generation and higher expenses incurred to maintain and expand our financial service infrastructure, partially offset by the ad hoc sales referred to previously.

        Operating income margin for the Financial inclusion and applied technologies segment was 5.0% and 21.2% during the first quarter of fiscal 2020 and 2019, respectively.

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

        Our corporate expenses decreased primarily due to lower amortization expense as a result of the deconsolidation of DNI, partially offset by higher non-employee director expenses, transaction-related expenditures and external service provider fees.

Liquidity and Capital Resources

        At September 30, 2019, our cash and cash equivalents were $42.0 million and comprised of KRW-denominated balances of KRW 31.7 billion ($26.5 million), ZAR-denominated balances of ZAR 145.8 million ($9.6 million), U.S. dollar-denominated balances of $2.0 million, and other currency deposits, primarily Botswana pula, of $3.0 million, all amounts translated at exchange rates applicable as of September 30, 2019. The decrease in our unrestricted cash balances from June 30, 2019, was primarily due to weaker trading activities, capital expenditures, an additional investment in V2, which was partially offset by repayment of a loan outstanding by DNI.

        We generally invest any surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and any surplus cash held by our non-South African companies in U.S. dollar denominated money market accounts. We have invested surplus cash in Korea in KRW-denominated short-term investment accounts at Korean banking institutions.

        Historically, we have financed most of our operations, research and development, working capital, and capital expenditures, as well as acquisitions and strategic investments, through internally generated cash and our financing facilities. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. However, commencing in our 2019 fiscal year, we have been required to utilize our short-term financing facilities to fund our daily cash requirements as we adapt to the expiration of the SASSA contract in September 2018 and the transition of our business model. The board is actively managing our liquidity in the light of the significant changes underway in our business.

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
  retain our existing borrowings and facilities, as described below and in Note 9 of our condensed consolidated financial statements, or obtain additional borrowings and facilities on commercially reasonable terms;
  arrive at a commercial settlement with SASSA, given the September 30, 2019, Supreme Court ruling regarding the repayment of the additional implementation costs received back to SASSA (refer Note 10 of our condensed consolidated financial statements) and the ongoing dispute we have with SASSA over fees due for the six-month contract extension period in accordance with National Treasury’s recommendation;
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

        Our management has implemented a number of plans to alleviate the substantial doubt about our ability to continue as a going concern. These plans include disposing of certain non-core assets (refer to Note 3 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding a call option granted to DNI), engaging FT Partners to advise on the KSNET business, and extending our existing borrowings used to fund our ATMs through September 2020. In addition, our management believes there are a number of mitigating actions it can pursue, including (i) limiting the expansion of our microlending finance loans receivable book in South Africa; (ii) implementing further cost cutting measures; (iii) commencing additional asset realizations; (iv) managing our capital expenditures; and (v) accessing alternative sources of capital (including through the issuance of additional shares of our common stock), in order to generate additional liquidity. Our management believes that these actions alleviate the substantial doubt referred to above and, therefore, has concluded that we remain a going concern.

         Available short-term borrowings

        We have a short-term South African credit facility with Nedbank of up to ZAR 450.0 million ($29.7 million), which is comprised of an overdraft facility of (i) up to ZAR 300 million ($19.8 million), which is further split into (a) a ZAR 250.0 million ($16.5 million) overdraft facility which may only be used to fund ATMs used at pay points and (b) a ZAR 50 million ($3.3 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150 million ($9.9 million), which include letters of guarantee, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund our ATMs is considered restricted cash. As of September 30, 2019, the interest rate on the overdraft facility was 8.85% . As of September 30, 2019, we had utilized approximately ZAR 94.4 million ($6.2 million) of its ZAR 250 million overdraft facility to fund ATMs, and ZAR 53.8 million ($3.6 million) of its ZAR 50 million general banking facility. On October 1, 2019, we reduced the amount drawn under the general banking facility to fall within the ZAR 50.0 million limitation. As of September 30, 2019, we had utilized approximately ZAR 93.6 million ($6.2 million) of the indirect and derivative facilities to support guarantees issued by Nedbank to various third parties on our behalf.

        We also have a short-term South African credit facility with RMB of ZAR 1.2 billion ($79.1 million) which may only be used to fund our ATMs in South Africa. As of September 30, 2019, the interest rate on the facility was 10.0% (South African prime). As of September 30, 2019, we had utilized approximately ZAR 0.9 billion ($62.6 million) of this facility.

        We have a short-term U.S. dollar-denominated overdraft facility with Bank Frick of $20.0 million. As of September 30, 2019, we had utilized approximately $6.7 million of this facility. The interest rate on the facility is 4.50% plus 3-month US dollar LIBOR and interest is payable on a quarterly basis. The 3-month US dollar LIBOR rate was 2.09% on September 30, 2019. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice.

        We also have a one-year KRW 10 billion ($8.6 million) short-term overdraft facility from Hana Bank, a South Korean bank. The interest rate on the facilities is 1.98% plus 3-month CD rate. The CD rate as of September 30, 2019 was 1.55% . The facility expires in January 2020, however can be renewed. The facility is unsecured with no fixed repayment terms. As of September 30, 2019, we had not utilized this facility.

         Available long-term borrowings

        On September 4, 2019, we further amended our amended July 2017 Facilities agreement with RMB to include an overdraft facility (“Facility F”) of up to ZAR 300.0 million ($19.8 million, translated at exchange rates applicable as of September 30, 2019) for the sole purposes of funding the acquisition of airtime from Cell C. We may not dispose of the airtime acquired from Cell C prior to April 1, 2020, without the prior consent of RMB, Absa Bank Limited and Investec Asset Management Proprietary Limited. Facility F comprises (i) a first Senior Facility F loan of ZAR 220 million (ii) a second Senior Facility F loan of ZAR 80 million, or such lesser amount as may be agreed by the facility agent. Facility F is required to be repaid in full within nine months following the first utilization of the facility. We are required to prepay Facility F subject to customary prepayment terms. Interest on Facility F is payable quarterly in arrears based JIBAR plus a margin of 5.50% per annum. JIBAR was 6.79% on September 30, 2019. The margin on the Facility F will increase by 1% per annum if we have not disposed of certain assets by October 31, 2019, and will increase by a further 1% if we have not disposed of our remaining shareholding in DNI by January 31, 2020.

         Restricted cash

        We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our audited statement of cash flows as of September 30, 2019, includes restricted cash of approximately $68.8 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our audited consolidated balance sheet.

         Cash flows from operating activities

            First quarter

        Net cash used in operating activities during the first quarter of fiscal 2020 was $18.3 million (ZAR 270.4 million) compared to $16.5 million (ZAR 244.5 million) provided by operating activities during the first quarter of fiscal 2019. The decrease in cash provided is primarily due to significantly weaker trading activity during fiscal 2020 compared to 2019, as well as the purchase of $12.3 million of Cell C prepaid airtime that is subject to sale restrictions utilizing our borrowings (refer below under financial activities and to Note 3 to our condensed consolidated financial statements).

        During the first quarter of fiscal 2020, we paid South African tax of $0.8 million (ZAR 11.6 million) related to our 2019 tax year. We also paid taxes totaling $1.1 million in other tax jurisdictions, primarily South Korea. During the first quarter of fiscal 2019, we paid South African tax of $1.4 million (ZAR 20.4 million) related to our 2018 tax year.

         Taxes paid during the first quarter of fiscal 2020 and 2019 were as follows:

Table 8	Three months ended September 30,
	2019	2018	2019	2018
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	782	1,399	11,620	20,488
Taxation refunds received	(28)	(62)	(392)	(902)
Total South African taxes paid	754	1,337	11,228	19,586
Foreign taxes paid	1,129	6	15,907	88
Total tax paid	1,883	1,343	27,135	19,674

         Cash flows from investing activities

            First quarter

        Cash used in investing activities for the first quarter of fiscal 2020 includes capital expenditures of $2.6 million (ZAR 38.7 million), primarily due to the acquisition of ATMs in South. We also made a further equity contribution of $1.3 million to V2 and received $4.3 million from DNI related to the settlement of a ZAR 60.0 million loan outstanding

        Cash used in investing activities for the first quarter of fiscal 2019 includes capital expenditure of $3.1 million (ZAR 46.3 million), which increased primarily due to the acquisition of ATMs in South Africa and the expansion of our branch network.

         Cash flows from financing activities

            First quarter

        During the first quarter of fiscal 2020, we utilized approximately $182.5 million from our South African overdraft facilities, primarily to fund our ATMs, and repaid $180.8 million of these facilities. We utilized approximately $14.8 million of our borrowings to fund the purchase of Cell C prepaid airtime that is subject to sale restrictions. We also repaid $4.0 million of our Bank Frick overdraft and utilized $1.2 million of this overdraft to fund our operations.

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

Capital Expenditures

        We expect capital spending for the second quarter of fiscal 2020 to primarily include the investments into our ATM infrastructure in South Africa.

        Our capital expenditures for the first quarter of fiscal 2020 and 2019 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of September 30, 2019, of $0.3 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally generated funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

        We have short-term borrowings which attract interest at rates that fluctuate based on changes in benchmark interest rates such as the South Africa prime interest rate, JIBAR and LIBOR. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2019, as a result of changes in (i) the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of September 30, 2019, and (ii) JIBAR, using our September 30, 2019, borrowings of ZAR 220.0 million. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate and JIBAR rate as of September 30, 2019, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

	As of September 30, 2019
Table 9				Estimated annual
	Annual			expected interest
	expected			charge after
	interest	Hypothetical		hypothetical change in
	charge	change in		interest rates
	($ ’000)	interest rates		($ ’000)
Interest on South Africa overdraft ((South African prime interest rate))	6,595	1%		7,255
		(1%	)	5,936

Interest on South Africa borrowings (JIBAR)	1,783	1%		1,928
		(1%	)	1,638

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and in light of the insufficient time to assess the effectiveness of the procedures we adopted to remediate the material weakness discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

         Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019, and we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Part II. Other Information

Item 1. Legal Proceedings

         Challenge to Payment by SASSA of Additional Implementation Costs

        On May 23, 2018, CPS delivered its petition seeking leave to appeal the whole order and judgment of the High Court of the Republic of South Africa Gauteng Division, Pretoria with the Supreme Court of Appeal. On June 21, 2018, Corruption Watch delivered a responding affidavit and, on July 4, 2018, CPS delivered its replying affidavit. In September 2018, CPS received notification from the Supreme Court that its petition seeking leave to appeal had been granted. The matter was heard on September 10, 2019. On September 30, 2019, the Supreme Court dismissed the appeal and ordered us to pay Corruption Watch’s costs, including that of two counsel. On October 21, 2019, we filed our leave to appeal the Supreme Court’s order with the Constitutional Court of South Africa. However, we cannot predict whether leave to appeal will be granted or if granted, how the Constitutional Court would rule on the matter.

Item 6. Exhibits

         The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.66	Third Amendment and Restatement Agreement, dated September 4, 2019, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent and Main Street 1692 (RF) Proprietary Limited, as debt guarantor.		8-K	10.102	September 13, 2019
10.67	Senior Facility F Agreement, dated September 4, 2019, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) as a lender, Nedbank Limited (acting through its Corporate and Investment Banking division), as a lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.103	September 13, 2019
10.68	Pledge and Cession in Security, dated September 4, 2019, given by Net1 Applied Technologies South Africa Proprietary Limited, as cedent, in favor of Main Street 1692 (RF) Proprietary Limited, as cessionary in respect of certain Shares.		8-K	10.104	September 13, 2019
10.69	Amendment and Restatement Agreement, dated September 4, 2019, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent, relating to the Senior Facility E Agreement, originally dated September 26, 2018.		8-K	10.105	September 13, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2019.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Chief Financial Officer, Treasurer and Secretary