Form 10-Q
period 2020-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2020-05-26
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 25, 2020 (the latest practicable date), 57,118,925 shares of the registrant's common stock, par value $0.001 per share, net of treasury shares, were outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Net 1 UEPS Technologies, Inc. (the "Company") on May 1, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Report"), originally due on May 11, 2020, would be delayed due to disruptions caused by the novel coronavirus ("COVID-19") pandemic. The COVID-19 pandemic led to disruptions in the Company's day-to-day activities, including reducing its staffing levels and limiting their access to facilities and certain technology systems that the Company relies on to timely prepare its Quarterly Report on Form 10-Q. As a result, the Company required additional time to develop and process its financial information as well as prepare the required disclosures related to the impact of COVID-19 for the quarter ended March 31, 2020.

The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Quarterly Report.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC

1

Part I. Financial information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC
Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2020	2019(A)
		(as restated)(B)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$209,290	$20,014
Restricted cash (Note 10)	51,370	75,446
Accounts receivable, net and other receivables (Note 3)	45,842	31,135
Finance loans receivable, net (Note 3)	8,781	20,981
Inventory (Note 4)	19,328	5,709
Total current assets before settlement assets	334,611	153,285
Settlement assets (Note 5)	8,037	24,523
Current assets of discontinued operation (Note 2)	-	117,842
Total current assets	342,648	295,650
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - March: $46,026 June: $55,427	6,150	8,227
OPERATING LEASE RIGHT-OF-USE (Note 18)	6,060	-
EQUITY-ACCOUNTED INVESTMENTS (Note 7)	102,515	151,116
GOODWILL (Note 8)	23,434	37,316
INTANGIBLE ASSETS, NET (Note 8)	840	2,228
DEFERRED INCOME TAXES	206	234
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 7 and 9)	28,380	28,775
LONG-TERM ASSETS OF DISCONTINUED OPERATION (Note 2)	-	149,390
TOTAL ASSETS	510,233	672,936

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 10)	51,370	75,446
Short-term credit facilities (Note 10)	-	9,544
Accounts payable	7,257	9,866
Other payables (Note 11)	47,374	59,622
Operating lease right of use lease liability - current (Note 18)	2,520	-
Current portion of long-term borrowings (Note 10)	3,190	-
Income taxes payable	16,170	1,330
Total current liabilities before settlement obligations	127,881	155,808
Settlement obligations (Note 5)	8,037	24,523
Current liabilities of discontinued operation (Note 2)	-	57,815
Total current liabilities	135,918	238,146
DEFERRED INCOME TAXES	1,922	1,926
RIGHT-OF-USE OPERATING LEASE LIABILITY - LONG TERM (Note 18)	3,694	-
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 9)	1,985	2,499
LONG-TERM LIABILITIES OF DISCONTINUED OPERATION (Note 2)	-	3,264
TOTAL LIABILITIES	143,519	245,835
REDEEMABLE COMMON STOCK	107,672	107,672

EQUITY
COMMON STOCK (Note 12)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - March: 57,118,925 June: 56,568,425	80	80

PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: March: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	278,238	276,997
TREASURY SHARES, AT COST: March: 24,891,292 June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 13)	(218,196)	(196,046)
RETAINED EARNINGS	485,871	525,349
TOTAL NET1 EQUITY	259,042	319,429
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	259,042	319,429

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY	$510,233	$672,936

(A) - Derived from audited financial statements

(B) - Refer to Note 1

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
		(as restated)(A)		(as restated)(A)
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE (Note 17)	$$36,514	$$36,586	$$125,019	$$149,174

EXPENSE

Cost of goods sold, IT processing, servicing and support	25,783	29,423	86,606	103,471
Selling, general and administration	17,454	27,597	59,494	111,004
Depreciation and amortization	1,153	3,342	3,651	9,084
Impairment loss (Note 8)	6,336	-	6,336	8,191

OPERATING LOSS	(14,212)	(23,776)	(31,068)	(82,576)

CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 6 and 7)	-	(26,263)	-	(42,099)

GAIN ON DISPOSAL OF FIHRST (Note 2)	-	-	9,743	-

INTEREST INCOME	570	1,204	2,015	4,436

INTEREST EXPENSE	1,886	3,092	6,362	8,201

IMPAIRMENT OF CEDAR CELLULAR NOTE (Note 7)	-	2,622	-	5,354

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(15,528)	(54,549)	(25,672)	(133,794)

INCOME TAX EXPENSE (BENEFIT) (Note 20)	640	(3,551)	2,317	(5,344)

NET LOSS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS	(16,168)	(50,998)	(27,989)	(128,450)

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 7)	(32,193)	(537)	(30,624)	(353)

NET LOSS FROM CONTINUING OPERATIONS	(48,361)	(51,535)	(58,613)	(128,803)

NET INCOME FROM DISCONTINUED OPERATIONS (Note 2)	747	1,163	6,402	12,358
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATION, net of tax (Note 2)	12,733	(9,175)	12,733	(9,175)

NET LOSS	(34,881)	(59,547)	(39,478)	(125,620)

(ADD) LESS NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(728)	-	2,339
Continuing	-	(485)	-	(1,362)
Discontinued	-	(243)	-	3,701

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	(34,881)	(58,819)	(39,478)	(127,959)
Continuing	(48,361)	(51,050)	(58,613)	(127,441)
Discontinued	$13,480	$(7,769)	$19,135	$(518)

Net (loss) earnings per share, in United States dollars (Note 15):
Basic (loss) earnings attributable to Net1 shareholders	$(0.61)	$(1.03)	$(0.69)	$(2.25)
Continuing	$(0.85)	$(0.90)	$(1.03)	$(2.24)
Discontinued	$0.24	$(0.13)	$0.34	$(0.01)
Diluted (loss) earnings attributable to Net1 shareholders	$(0.61)	$(1.03)	$(0.69)	$(2.25)
Continuing	$(0.85)	$(0.90)	$(1.03)	$(2.24)
Discontinued	$0.24	$(0.13)	$0.34	$(0.01)

(A) - Refer to Note 1

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
		(as restated)(A)		(as restated)(A)
	(In thousands)		(In thousands)

Net loss	$(34,881)	$(59,547)	$(39,478)	$(125,620)

Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve	(41,212)	(8,351)	(40,183)	(32,026)
Release of foreign currency translation reserve related to disposal of FIHRST	-	-	1,578	-
Release of foreign currency translation reserve related to disposal of Net1 Korea	14,228	-	14,228	-
Release of foreign currency translation reserve related to disposal of DNI	-	5,841	-	5,841
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	2,227	5,430
Total other comprehensive loss, net of taxes	(26,984)	(2,510)	(22,150)	(20,755)

Comprehensive (loss) income	(61,865)	(62,057)	(61,628)	(146,375)
Add comprehensive loss attributable to non-controlling interest	-	1,207	-	2,549

Comprehensive loss attributable to Net1	$(61,865)	$(60,850)	$(61,628)	$(143,826)

Refer to Note 1
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC
Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings (as restated)(A)	Accumulated other comprehensive loss (as restated)(A)	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended March 31, 2019 (dollar amounts in thousands)
Balance - January 1, 2019	81,725,217	$80	(24,891,292)	$(286,951)	56,833,925	$277,463	$767,054	$(198,374)	$559,272	$91,632	$650,904	$107,672
Stock-based compensation charge (Note 14)						578			578		578
Reversal of stock-based compensation charge (Note 14)	(18,000)				(18,000)	(91)			(91)		(91)
Dividends paid to non-controlling interest									-	(1,148)	(1,148)
Disposal of DNI (Note 2)									-	(88,934)	(88,934)
Net loss (as restated) (Note 1)							(58,819)		(58,819)	(728)	(59,547)
Other comprehensive loss (as restated (Note 1 and Note 13)								(2,031)	(2,031)	(479)	(2,510)
Balance - March 31, 2019	81,707,217	$80	(24,891,292)	$(286,951)	56,815,925	$277,950	$708,235	$(200,405)	$498,909	$343	$499,252	$107,672

	For the nine months ended March 31, 2019 (dollar amounts in thousands)
Balance - July 1, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$836,194	$(184,538)	$640,986	$95,911	$736,897	$107,672

Restricted stock granted	148,000				148,000				-		-
Stock-based compensation charge (Note 14)						1,763			1,763		1,763
Reversal of stock-based compensation charge (Note 14)	(18,000)				(18,000)	(91)			(91)		(91)
Stock-based compensation charge related to equity accounted investment						77			77		77
Dividends paid to non-controlling interest									-	(4,085)	(4,085)
Disposal of DNI (Note 2)									-	(88,934)	(88,934)
Net (loss) income (as restated) (Note 1)							(127,959)		(127,959)	2,339	(125,620)
Other comprehensive loss (as restated) (Note 1 and Note 13)								(15,867)	(15,867)	(4,888)	(20,755)
Balance - March 31, 2019	81,707,217	$80	(24,891,292)	$(286,951)	56,815,925	$277,950	$708,235	$(200,405)	$498,909	$343	$499,252	$107,672

Refer to Note 1

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC
Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings(A)	Accumulated other comprehensive loss (As restated)(A)	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended March 31, 2020 (dollar amounts in thousands)
Balance - January 1, 2020 Note 1	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$277,891	$520,752	$(191,212)	$320,560	$-	$320,560	$107,672

Restricted stock granted (Note 14)	568,000				568,000				-		-
Stock-based compensation charge (Note 14)						492			492		492
Reversal of stock-based compensation charge (Note 14)	(17,500)				(17,500)	(145)			(145)		(145)
Net loss							(34,881)		(34,881)	-	(34,881)
Other comprehensive loss (Note 13)								(26,984)	(26,984)	-	(26,984)
Balance - March 31, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$278,238	$485,871	$(218,196)	$259,042	$-	$259,042	$107,672

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

	For the nine months ended March 31, 2020 (dollar amounts in thousands)
Balance - July 1, 2019 Note 1	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$525,349	$(196,046)	$319,429	$-	$319,429	$107,672
Restricted stock granted	568,000				568,000	-			-		-
Stock-based compensation charge (Note 14)						1,315			1,315		1,315
Reversal of stock-based compensation charge (Note 14)	(17,500)				(17,500)	(145)			(145)		(145)
Stock-based compensation charge related to equity accounted investment (Note 7)						71			71		71
Net loss							(39,478)		(39,478)	-	(39,478)
Other comprehensive loss (Note 13)								(22,150)	(22,150)	-	(22,150)
Balance - March 31, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$278,238	$485,871	$(218,196)	$259,042	$-	$259,042	$107,672

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
		(as restated)(A)		(as restated)(A)
	(In thousands)		(In thousands)

Cash flows from operating activities
Net loss	$(34,881)	$(59,547)	$(39,478)	$(125,620)
Depreciation and amortization	3,157	9,881	12,303	30,528
Impairment loss (Note 2 and Note 8)	6,336	5,305	6,336	13,496
Movement in allowance for doubtful accounts receivable	277	396	360	31,638
Loss from equity-accounted investments (Note 7)	32,193	464	30,624	338
Movement in allowance for doubtful loans	99	-	719	-
Interest on Cedar Cellular note (Note 7)	-	(578)	-	(1,950)
Impairment of Cedar Cellular note (Note 7)	-	2,622	-	5,354
Change in fair value of equity securities (Note 6 and 7)	-	26,263	-	42,099
Fair value adjustment related to financial liabilities	(987)	90	(753)	91
Interest payable	597	53	1,755	294
Facility fee amortized	-	51	-	206
Gain on disposal of Net1 Korea (Note 2)	(12,733)	-	(12,733)	-
Gain on disposal of FIHRST (Note 2)	-	-	(9,743)	-
Loss on disposal of DNI (Note 2)	-	9,175	-	9,175
Loss (Profit) on disposal of property, plant and equipment	108	(147)	(95)	(413)
Stock-based compensation charge (Note 14)	347	487	1,170	1,672
Dividends received from equity accounted investments	677	-	2,125	454
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	10,596	(14,938)	13,697	6,533
(Increase) Decrease in inventory	(5,041)	1,451	(18,036)	3,612
(Decrease) Increase in accounts payable and other payables	(4,396)	8,196	(4,660)	(11,339)
(Decrease) Increase in taxes payable	(131)	795	(1,087)	2,142
Increase in deferred taxes	(413)	(4,153)	(618)	(11,223)
Net cash used in operating activities	(4,195)	(14,134)	(18,114)	(2,913)

Cash flows from investing activities
Capital expenditures	(1,042)	(1,615)	(4,493)	(7,280)
Proceeds from disposal of property, plant and equipment	59	295	362	781
Proceeds from disposal of Net1 Korea, net of cash disposed (Note 2)	192,619	-	192,619	-
Transaction costs paid related to disposal of Net1 Korea (Note 2)	(7,458)	-	(7,458)	-
Proceeds from disposal of FIHRST, net of cash disposed (Note 2)	-	-	10,895	-
Investment in equity-accounted investments (Note 7)	(1,250)	(489)	(2,500)	(2,989)
Loan to equity-accounted investment (Note 7)	(99)	-	(711)	-
Repayment of loans by equity-accounted investments	-	-	4,268	-
Disposal of DNI (Note 2 and Note 16)	-	(2,114)	-	(2,114)
Acquisition of intangible assets	-	-	-	(1,384)
Investment in MobiKwik	-	-	-	(1,056)
Return on investment	-	-	-	284
Net change in settlement assets	864	(1,083)	(9,274)	76,879
Net cash provided by (used in) investing activities	183,693	(5,006)	183,708	63,121

Cash flows from financing activities
Proceeds from bank overdraft (Note 10)	193,723	278,288	585,273	584,525
Repayment of bank overdraft (Note 10)	(226,699)	(257,097)	(605,253)	(502,823)
Long-term borrowings utilized (Note 10)	-	3,609	14,798	14,613
Repayment of long-term borrowings (Note 10)	-	(12,499)	(11,313)	(36,310)
Guarantee fee	-	-	(148)	(394)
Finance lease capital repayments	(17)	-	(69)	-
Dividends paid to non-controlling interest	-	(1,148)	-	(4,085)
Net change in settlement obligations	(864)	1,083	9,274	(76,879)
Net cash (used in) provided by financing activities	(33,857)	12,236	(7,438)	(21,353)

Effect of exchange rate changes on cash	(20,060)	(3,199)	(19,007)	(5,971)
Net increase (decrease) in cash, cash equivalents and restricted cash	125,581	(10,103)	139,149	32,884
Cash, cash equivalents and restricted cash - beginning of period	135,079	133,041	121,511	90,054
Cash, cash equivalents and restricted cash - end of period (Note 16)	$260,660	$122,938	$260,660	$122,938

(A) Refer to Note 1

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three and nine months ended March 31, 2020 and 2019

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2020 and 2019, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Impact of COVID-19 on the Company's business

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The Company's operations were impacted by government-imposed restrictions to contain the spread of the COVID-19 pandemic. Specifically, on March 27, 2020, the South African government imposed certain emergency measures to combat the spread of COVID-19, including implementation of travel bans and closures of factories, schools, public buildings, and businesses, which remain largely in place at the date of this report. In addition to limiting movement of employees and access to the Company's corporate head office and operating branches, the following restrictions directly impacted the Company's South African operations: (i) suspension of new lending and other financial services activities, and (ii) limitations on the amount of banking-related fees that may be charged to customers.

The broader implications of COVID-19 on the Company's results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where the Company, its customers, suppliers or third-party business partners conduct business and as a result, the Company has begun to experience more pronounced disruptions to its operations. While the Company has not incurred significant disruptions thus far from the COVID-19 outbreak, the Company is unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity and duration of the outbreak, actions that may be taken by governmental authorities, the impact on the Company's customers and other factors identified in Part II, Item 1A. "Risk Factors" in this Form 10-Q. The Company will continue to evaluate the nature and extent of the impact on its business, consolidated results of operations, and financial condition. Refer also to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Resolution of going concern risk

As previously reported, the Company's management implemented a number of plans to alleviate the substantial doubt about the Company's ability to continue as a going concern including the disposal of its Korean business unit (refer to Note 2) and its April 2020 sale of its remaining interest in DN Invest Proprietary Limited ("DNI") (refer to Note 7). The cash received from the disposal of its Korean business unit during the three months ended March 31, 2020 resulted in the resolution and mitigation of the going concern risk. The Company's management has determined that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after these unaudited condensed consolidated financial statements are issued as the Company believes it has sufficient cash reserves.

1.  Basis of Presentation and Summary of Significant Accounting Policies (continued)

Restatement of financial statements

Related to DNI discontinued operations presentation

Subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended June 30, 2019 and its Quarterly Reports on Form 10-Q for the three months ended September 30, 2019 and the three and nine months ended March 31, 2019, it determined that its presentation of the discontinued operations of DNI-4PL Contracts Proprietary Limited in the unaudited condensed consolidated statements of operations included in those filings was incorrect. In these previous filings, the gross amounts of DNI's operations upon classification as a discontinued operation remained in the unaudited condensed consolidated statements of operations which totalled to net (loss) income. Two captioned lines below net (loss) income were presented to show the composition of the net (loss) income between continuing and discontinued operations and the details of amounts relating to DNI's discontinued operations were separately disclosed in a note. The correct presentation removes the gross amounts of a discontinued operation from the unaudited condensed consolidated statements of operations, which totals to the net (loss) income from continuing operations before presenting net income from discontinued operations and then totalling to net (loss) income.

The Company has revised the previous presentations on the unaudited condensed consolidated statements of operations and corrected them in this filing where these amounts are presented as comparative prior period amounts. The impact of these revisions has reduced each of the previously-presented line items in the unaudited condensed consolidated statements of operations preceding net income by the amounts shown in the note disclosure for DNI's discontinued operations. The revisions had no effect on previously presented net (loss) income, net (loss) income for continuing operations, net income from discontinued operations or the note disclosures for DNI's discontinued operations, excluding the effects of the disposal of Net1 Korea and the error relating to the release of the foreign currency translation reserve on deconsolidation of DNI.

Related to error identified - release of entire foreign currency translation reserve on deconsolidation of DNI in March 2019

In May 2020, the Company identified an error in assessing the accounting related to the disposal of its remaining interest in DNI in April 2020. This error relates to the misapplication of U.S. GAAP as the Company was required to release the full amount of DNI's foreign currency translation reserve from accumulated other comprehensive loss to net income when it deconsolidated DNI. The Company only released a portion of the foreign currency translation reserve related to the sale of 17% of DNI in March 2019, refer to Note 2, and should have released an additional $4.0 million in March 2019. During the three months ended June 30, 2019, the Company also sold an additional interest in DNI, refer to Note 2, and released a portion ($0.8 million) of the $4.0 million during this period, and therefore the error as of June 30, 2019, was $3.2 million. The error impacts the Company's reported results and the Company has restated its financial statements for the three and nine months ended March 31, 2019 and June 30, 2019 to correct for the error.

The tables below present the impact of the restatement on each of the Company's financial statements for the three and nine months ended March 31, 2019 and June 30, 2019:

	Condensed consolidated balance sheet
	June 30, 2019
	As reported	Correction	As restated
	(in thousands)
Accumulated other comprehensive loss	$(199,273)	$3,227	$(196,046)
Retained earnings	$528,576	$(3,227)	$525,349

1.  Basis of Presentation and Summary of Significant Accounting Policies (continued)

Restatement of financial statements (continued)

Related to error identified - release of entire foreign currency translation reserve on deconsolidation of DNI in March 2019 (continued)

	Unaudited condensed consolidated statement of operations
	Three months ended March 31, 2019			Nine months ended March 31, 2019
	As reported	Correction	As restated	As reported	Correction	As restated
	(in thousands, except per share data)			(in thousands, except per share data)
Loss on disposal of discontinued operation, net of tax	$5,140	$4,035	$9,175	$5,140	$4,035	$9,175
Net loss	55,512	4,035	59,547	121,585	4,035	125,620
Net (loss) income attributable to Net1	(54,784)	(4,035)	(58,819)	(123,924)	(4,035)	(127,959)
Continuing	(51,050)	-	(51,050)	(127,441)	-	(127,441)
Discontinued	$(3,734)	$(4,035)	$(7,769)	$3,517	$(4,035)	$(518)

Basic (loss) income per share attributable to Net1 shareholders	$(0.96)	$(0.07)	$(1.03)	$(2.18)	$(0.07)	$(2.25)
Continuing	$(0.90)	$-	$(0.90)	$(2.24)	$-	$(2.24)
Discontinued	$(0.06)	$(0.07)	$(0.13)	$0.06	$(0.07)	$(0.01)
Diluted (loss) income per share attributable to Net1 shareholders	$(0.96)	$(0.07)	$(1.03)	$(2.18)	$(0.07)	$(2.25)
Continuing	$(0.90)	$-	$(0.90)	$(2.24)	$-	$(2.24)
Discontinued	$(0.06)	$(0.07)	$(0.13)	$0.06	$(0.07)	$(0.01)

	Unaudited condensed consolidated statement of comprehensive (loss) income
	Three months ended March 31, 2019			Nine months ended March 31, 2019
	As reported	Correction	As restated	As reported	Correction	As restated
	(in thousands)			(in thousands)
Net loss	$55,512	$4,035	$59,547	$121,585	$4,035	$125,620
Release of foreign currency translation reserve related to disposal of DNI	1,806	4,035	5,841	1,806	4,035	5,841
Total other comprehensive income (loss), net of taxes	$(6,545)	$4,035	$(2,510)	$(24,790)	$4,035	$(20,755)

	Unaudited condensed consolidated statement of changes in equity
	Three months ended March 31, 2020		Nine months ended March 31, 2020
	As reported	As restated	As reported	As restated
	(in thousands)		(in thousands)
As reported - beginning of period	$523,979	$(194,439)	$528,576	$(199,273)
Correction of misstatement	(3,227)	3,227	(3,227)	3,227
As restated - beginning of period	$520,752	$(191,212)	$525,349	$(196,046)

	Unaudited condensed consolidated statement of cash flows
	Three months ended March 31, 2019			Nine months ended March 31, 2019
	As reported	Correction	As restated	As reported	Correction	As restated
	(in thousands)			(in thousands)
Net loss	$55,512	$4,035	$59,547	$121,585	$4,035	$125,620
Loss on disposal of discontinued operation, net of tax	$5,140	$4,035	$9,175	$5,140	$4,035	$9,175

1.  Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance regarding Leases. The guidance increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. The amendments to current lease guidance include the recognition of assets and liabilities by lessees for those leases currently classified as operating leases. The guidance also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance was effective for the Company beginning July 1, 2019. Refer to Note 18 for the impact of the adoption of this guidance on its condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted as of March 31, 2020

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

In January 2020, the FASB issued guidance regarding Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. The guidance clarifies that an entity should consider observable transactions that require an entity to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with U.S GAAP guidance immediately before applying or upon discontinuing the equity method. The guidance also clarifies that, when determining the accounting for certain forward contracts and purchased options an entity should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This guidance is effective for the Company beginning July 1, 2021. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

2. Disposal of controlling interest in KSNET, FIHRST and DNI

2020 Disposals

March 2020 disposal of KSNET

On January 23, 2020, the Company, through its wholly owned subsidiary Net1 Applied Technologies Netherlands B.V. ("Net1 BV"), a limited liability private company incorporated in The Netherlands, entered into an agreement with PayletterHoldings LLC, a limited liability private company incorporated in the Republic of Korea, in terms of which Net1 BV agreed to sell its entire shareholding in Net1 Applied Technologies Korea Limited ("Net1 Korea"), a limited liability private company incorporated in the Republic of Korea and the sole shareholder of KSNET, Inc. for $237.2 million. The transaction was subject to customary closing conditions and closed on March 9, 2020. The Company no longer controls Net1 Korea and its subsidiaries and deconsolidated its investment effective March 1, 2020, and will have no continued involvement going forward.

KSNET was acquired in October 2010, and is a profitable and cash generative business, but operated autonomously and in a more developed economy, with limited overlap with the Company's other activities. The Company also believed that the intrinsic value of KSNET was not appropriately reflected in the Company's overall valuation. The Company's board of directors commenced a strategic review of its various businesses and investments last year, and ultimately evaluated and decided to sell KSNET in January 2020 in order to focus more on the Company's core strategy, boost liquidity and to maximize shareholder returns.

2. Disposal of controlling interest in KSNET, FIHRST and DNI (continued)

2020 Disposals (continued)

March 2020 disposal of KSNET (continued)

The table below presents the impact of the deconsolidation of Net1 Korea and its subsidiaries and the calculation of the net gain recognized on deconsolidation:

Net1 Korea
March 2020
Proceeds from disposal of Net1 Korea, net of cash disposed	$192,619
Add: Cash and cash equivalents disposed	23,473
Add: Cash withheld by purchaser to settle South Korean taxes(1)	21,128
Fair value of consideration received	237,220
Less: carrying value of Net1 Korea, comprising	200,843
Cash and cash equivalents	23,473
Accounts receivable, net	30,467
Finance loans receivable, net	13,695
Inventory	2,377
Property, plant and equipment, net	7,601
Operating lease right of use asset	181
Goodwill (Note 8)	107,964
Intangible assets, net	4,655
Deferred income taxes assets	1,719
Other long-term assets	10,984
Accounts payable	(5,484)
Other payables	(5,523)
Operating lease right of use lease liability - current	(69)
Income taxes payable	(3,481)
Deferred income taxes liabilities	(1,497)
Right-of-use operating lease liability - long-term	(112)
Other long-term liabilities	(335)
Released from accumulated other comprehensive income - foreign currency translation reserve (Note 13)	14,228
Settlement assets	44,111
Settlement liabilities	(44,111)
Gain recognized on disposal, before transaction costs and tax	36,377
Transaction costs(2)	8,644
Gain recognized on disposal, before tax	27,733
Taxes related to gain recognized on disposal(1)	15,000
Gain recognized on disposal, after tax	$12,733

(1) The Company is currently analyzing the tax impact of the sale of Net1 Korea on its reported results and has made a preliminary estimate of its tax exposure as $15.0 million, which amount represents approximately 21% of its expected taxable gain related to the disposal. The Company also agreed that the purchaser withhold capital gains taxes of $19.9 million (approximately KRW 23.8 billion) and non-refundable securities transaction taxes of $1.2 million (approximately KRW 1.4 billion), for a total withholding of $21.1 million, from the purchase price and pay such amounts, on behalf of Net1 BV, to the South Korean tax authorities. Net1 BV has commenced the process to approach the South Korean tax authorities in order to claim a refund, in full, of the capital gains taxes withheld. The Company has included the expected amount to be refunded in the caption Accounts receivable, net and other receivables in its unaudited condensed consolidated balance sheet as of March 31, 2020, refer also to Note 3.

(2) Transaction costs include expenses incurred by the Company of $7.5 million directly related to the disposal of Net1 Korea and paid in cash and a non-refundable securities transfer tax of approximately $1.2 million which was also withheld from the purchase price and paid to the South Korean tax authorities directly by the purchaser.

Discontinued operation - Net1 Korea

The Company determined that the disposal of Net1 Korea represents a discontinued operation because it represents a strategic shift that has had a major effect on the Company's operations and financial results. The facts and circumstances leading to the disposal of Net1 Korea are described above. The gain related to the disposal of Net1 Korea is presented above. Net1 Korea, as a stand-alone holding company, and the amortization of intangible assets identified and recognized related to the KSNET acquisition were allocated to corporate/eliminations and Net1 Korea's subsidiaries, including KSNET, were allocated to the Company's international transaction processing operating segment. Net1 Korea did not have any equity method investments or any non-controlling interests. The impact of the disposal of a controlling interest in Net1 Korea on the Company's operating segments is presented in Note 19.

2. Disposal of controlling interest in KSNET, FIHRST and DNI (continued)

2020 Disposals (continued)

Discontinued operation - Net1 Korea

The table below presents certain major captions to the Company's unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for three and nine months ended March 31, 2020, respectively, that have not been separately presented on those statements related to the presentation of Net1 Korea as a discontinued operation (refer below for presentation related to the three and nine months ended March 31, 2019):

Net1 Korea
	Three months ended	Nine months ended
	March 31,	March 31,
	2020	2020
Unaudited condensed consolidated statement of operations
Discontinued:
Revenue	$19,044	$85,375
Cost of goods sold, IT processing, servicing and support	8,246	37,377
Selling, general and administration	7,278	30,562
Depreciation and amortization	2,004	8,652
Operating income	1,516	8,784
Interest income	129	678
Interest expense	6	106
Net income before tax	1,639	9,356
Income tax expense	892	2,954
Net income from discontinued operations	$747	$6,402

Gain on disposal of discontinued operation
Gain on disposal of discontinued operation	$27,733	$27,733
Taxes related to disposal of discontinued operation	15,000	15,000
Gain on disposal of discontinued operation after tax	$12,733	$12,733

Unaudited condensed consolidated statement of cash flow
Discontinued:
Total net cash provided by operating activities	$3,758	$18,323
Total net cash provided by (used in) investing activities	$1,524	$(8,281)

The table below presents the Net1 Korea balances included on the Company's condensed consolidated balance sheet as of June 30, 2019, translated at the foreign exchange rates applicable as of June 30, 2019:

Net1 Korea
June 30,
2019
Current assets of discontinued operation	$117,842
Cash and cash equivalents	26,051
Accounts receivable, net	41,359
Finance loans receivable, net	9,650
Inventory	1,826
Settlement assets	38,956
Long-term assets of discontinued operation	149,390
Property, plant and equipment, net	10,327
Goodwill (Note 8)	112,071
Intangible assets, net	9,661
Deferred income taxes assets	1,917
Other long-term assets	15,414
Current liabilities of discontinued operation	57,815
Accounts payable	7,139
Other payables	6,827
Income taxes payable	4,893
Settlement liabilities	38,956
Long-term liabilities of discontinued operation	3,264
Deferred income taxes liabilities	2,756
Other long-term liabilities	$508

2. Disposal of controlling interest in KSNET, FIHRST and DNI (continued)

2020 Disposals (continued)

December 2019 disposal of FIHRST

In November 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited ("Net1 SA"), entered into an agreement with Transaction Capital Payment Solutions Proprietary Limited, or its nominee, a limited liability private company incorporated in the Republic of South Africa, pursuant to which Net1 SA agreed to sell its entire shareholding in Net1 FIHRST Holdings Proprietary Limited ("FIHRST") for $11.7 million (ZAR 172.2 million). The transaction closed in December 2019. FIHRST was deconsolidated following the closing of the transaction. Net1 SA was obliged to utilize the full purchase price received from the sale of FIHRST to partially settle its obligations under its lending arrangements and applied the proceeds received against its outstanding borrowings - refer to Note 10.

The table below presents the impact of the deconsolidation of FIHRST and the calculation of the net gain recognized on deconsolidation:

FIHRST
December 31,
2019
Fair value of consideration received	$11,749
Less: carrying value of FIHRST, comprising	1,870
Cash and cash equivalents	854
Accounts receivable, net	367
Property, plant and equipment, net	64
Goodwill (Note 8)	599
Intangible assets, net	30
Deferred income taxes assets	42
Accounts payable	(7)
Other payables	(1,437)
Income taxes payable	(220)
Released from accumulated other comprehensive income - foreign currency translation reserve (Note 13)	1,578
Settlement assets	17,406
Settlement liabilities	(17,406)
Gain recognized on disposal, before tax	9,879
Taxes related to gain recognized on disposal, comprising:	-
Capital gains tax	2,418
Release of valuation allowance related to capital losses previously unutilized(1)	(2,418)
Transaction costs	136
Gain recognized on disposal, after tax	$9,743

(1) Net1 SA recorded a valuation allowance related to capital losses previously generated but not utilized. A portion of these unutilized capital losses was utilized as a result of the disposal of FIHRST and, therefore, the equivalent portion of the valuation allowance created was released.

2019 Disposal

Disposal of a controlling interest in DNI

Transaction to sell 17% during the three and nine months ended March 31, 2019

On February 28, 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited ("Net1 SA"), entered into a transaction with JAA Holdings Proprietary Limited, a limited liability private company duly incorporated in the Republic of South Africa, and PK Gain Investment Holdings Proprietary Limited, a limited liability private company duly incorporated in the Republic of South Africa, in terms of which Net1 SA reduced its shareholding in DNI from 55% to 38%. The transaction closed on March 31, 2019. The parties used a cashless settlement process on closing, refer to Note 16. Net1 SA used the proceeds from the sale of the DNI shares to settle its ZAR 400 million ($27.6 million, translated at exchange rates applicable as of March 31, 2019) obligation to DNI to subscribe for an additional share as part of the contingent consideration settlement process. The Company no longer controlled DNI and deconsolidated its investment in DNI effective March 31, 2019.

2. Disposal of controlling interest in KSNET, FIHRST and DNI (continued)

2019 Disposal (continued)

Disposal of a controlling interest in DNI (continued)

Transaction to sell 8% in May 2019

On May 3, 2019, Net1 SA entered into a transaction with FirstRand Bank Limited, acting through its Rand Merchant Bank division ("RMB"), in terms of which Net1 SA further reduced its shareholding in DNI from 38% to 30% through the sale of 7,605,235 ordinary "A" shares in DNI for a transaction consideration of ZAR 215.0 million ($15.0 million) (the "RMB Disposal"). The parties used a cashless settlement process on closing. The transaction closed on May 3, 2019, and the Company used the proceeds from the sale of these DNI shares and ZAR 15.0 million of its existing cash reserves to settle its outstanding long-term borrowings of ZAR 230.0 million in full.

As of March 31, 2020, the Company owned 27.4% of the voting and economic rights of DNI and has accounted for its investment in DNI using the equity method, refer to Note 7.

The table below presents the impact of the deconsolidation of DNI and the calculation of the net loss recognized on deconsolidation:

DNI (as restated, refer to Note 1)
			Equity method investment as of March 31, 2019
	Total	17% sold	8% retained interest sold in May 2019	30% retained interest	Attributed to non-controlling interest
Fair value of consideration received	$27,626	$27,626	$-	$-	$-
Fair value of retained interest in 30% of DNI(1)	74,195	-	14,849	59,346	-
Carrying value of non-controlling interest	88,934	-	-	-	88,934
Subtotal	190,755	27,626	14,849	59,346	88,934
Less: carrying value of DNI, comprising	199,930	38,346	14,540	58,110	88,934
Cash and cash equivalents	2,114	354	158	633	969
Accounts receivable, net	24,577	4,116	1,841	7,358	11,262
Finance loans receivable, net	1,030	173	77	308	472
Inventory	893	149	66	268	410
Property, plant and equipment, net	1,265	212	95	379	579
Equity-accounted investments	242	41	19	72	110
Goodwill	113,003	18,924	8,466	33,834	51,779
Intangible assets, net	80,769	13,526	6,051	24,183	37,009
Deferred income taxes	28	5	2	8	13
Other long-term assets, including
reinsurance assets	26,553	4,447	1,989	7,950	12,167
Accounts payable	(5,186)	(868)	(389)	(1,553)	(2,376)
Other payables(2)	(16,484)	(2,760)	(1,235)	(4,936)	(7,553)
Income taxes payable	(2,482)	(416)	(186)	(743)	(1,137)
Deferred income taxes	(22,083)	(3,698)	(1,654)	(6,612)	(10,119)
Long-term debt	(10,150)	(1,700)	(760)	(3,039)	(4,651)
Released from accumulated other comprehensive income - foreign currency translation reserve (as restated) (Note 1 and Note 13)	5,841	5,841	-	-	-
Loss recognized on disposal, before tax, comprising	(9,175)	(10,720)	309	1,236	-
Related to sale of 17% of DNI	(10,720)	(10,720)	-	-
Related to fair value adjustment of retained interest in 38% of DNI	1,545	-	309	1,236
Taxes related to gain recognized on disposal(3)	-	505	(3,836)	3,331
Loss recognized on disposal, after tax (as restated)	$(9,175)	$(11,225)	$4,145	$(2,095)

2. Disposal of controlling interest in KSNET, FIHRST and DNI (continued)

2019 Disposal (continued)

Disposal of a controlling interest in DNI (continued)

Transaction to sell 8% in May 2019 (continued0

(1) The fair value of the retained interest in 38% of DNI of $74.2 million ($14.9 million plus $59.3 million has been calculated using the implied fair value of DNI pursuant to the RMB Disposal and has been calculated as ZAR 215.0 million divided by 7.605235% multiplied by 38%, translated to dollars at the March 31, 2019, rate of exchange. The fair value of the retained interest in DNI was included in equity-accounted investments on the Company's unaudited condensed consolidated balance sheet as of March 31, 2019.

(2) Other payables include a short-term loan of ZAR 60.5 million ($4.2 million, translated at exchange rates applicable as of March 31, 2019) due to the Company and included in accounts receivable, net on the Company's unaudited condensed consolidated balance sheet as of March 31, 2019. The loan was repaid in full in July 2019. Interest on the loan was charged at the South African prime rate.

(3) Amounts presented are net of a valuation allowance provided. Overall, the disposal of DNI resulted in a capital loss for tax purposes of approximately $1.5 million and the Company provided a valuation allowance of $1.5 million against this capital loss because it does not have any capital gains to offset against this amount. On an individual basis, the transaction to dispose of 17% of DNI resulted in a capital gain of $0.5 million and the re-measurement of the retained 38% interest resulted in a capital loss of $2.0 million ($5.3 million (8% transaction) less $3.3 million (30% transaction)). The valuation allowance of $1.5 million was provided against the $5.3 million, for a net amount presented in the table above of $3.8 million ($5.3 million less $1.5 million).

Discontinued operation - DNI and Net1 Korea

The Company determined that, following the disposal of its controlling interest, DNI should be classified as a discontinued operation because it represented a strategic shift that would have a major effect on the Company's operations and financial results as a result. Refer to Note 3 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding the deconsolidation of DNI. As discussed above, the Company has also classified Net1 Korea as a discontinued operation.

The table below presents certain major captions to the Company's unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for three and nine months ended March 31, 2019, that have not been separately presented on those statements related to the presentation of Net1 Korea and DNI as discontinued operations:

	Three months ended March 31, 2019			Nine months ended March 31, 2019
	Net1 Korea	DNI	Total	Net1 Korea	DNI	Total
Unaudited condensed consolidated statement of operations
Discontinued:
Revenue	$32,056	$17,842	$49,898	$104,007	$56,337	$160,344
Cost of goods sold, IT processing, servicing and support	13,254	7,502	20,756	42,541	27,668	70,209
Selling, general and administration	13,270	1,935	15,205	41,015	3,657	44,672
Depreciation and amortization	4,112	2,427	6,539	13,418	8,026	21,444
Impairment loss	-	5,305	5,305	-	5,305	5,305
Operating income	1,420	673	2,093	7,033	11,681	18,714
Interest income	251	208	459	797	707	1,504
Interest expense	5	396	401	17	812	829
Net income before tax	1,666	485	2,151	7,813	11,576	19,389
Income tax expense	915	146	1,061	3,285	3,761	7,046
Net income before earnings from equity-accounted investments	751	339	1,090	4,528	7,815	12,343
Earnings from equity-accounted investments(1)	-	73	73	-	15	15
Net income from discontinued operations	$751	$412	$1,163	$4,528	$7,830	$12,358

2. Disposal of controlling interest in KSNET, FIHRST and DNI (continued)

2019 Disposal (continued)

Discontinued operation - DNI and Net1 Korea (continued)

	Three months ended March 31, 2019			Nine months ended March 31, 2019
	Net1 Korea	DNI	Total	Net1 Korea	DNI	Total
Loss on disposal of discontinued operation (as restated, refer to Note 1)
Loss on disposal of discontinued operation (as restated)	$-	$(9,175)	$(9,175)	$-	$(9,175)	$(9,175)
Taxes related to disposal of discontinued operation	-	-	-	-	-	-
Loss on disposal of discontinued operation after tax (as restated)	$-	$(9,175)	$(9,175)	$-	$(9,175)	$(9,175)

Unaudited condensed consolidated statement of cash flows
Discontinued:
Total net cash provided by (used in) operating activities	$5,341	$(393)	$4,948	$19,161	$6,635	$25,796
Total net cash used in investing activities	$(6,300)	$(319)	$(6,619)	$(14,328)	$(516)	$(14,844)

(1) Earnings from equity-accounted investments for the three and nine months ended March 31, 2019, represents earnings attributed to equity-accounted investments owned by DNI and included in the Company's results as a result of the consolidation of DNI.

The Company retained a continuing involvement in DNI, refer to Note 7. The Company recorded earnings under the equity method related to its retained investment in DNI during the three and nine months ended March 31, 2020, refer to Note 7. The table below presents revenues and expenses between the Company and DNI, after the DNI disposal transaction, during the three and nine months ended March 31, 2020:

DNI
	March 31, 2020
	Three months ended	Nine months ended
Revenue generated from transactions with DNI	$-	$-
Expenses incurred related to transactions with DNI	$295	$2,902

Refer to Note 7 for the dividends received from DNI and accounted for under the equity method during the nine months ended March 31, 2020.

3.  Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company's accounts receivable, net, and other receivables as of March 31, 2020, and June 30, 2019, are presented in the table below:

	March 31,	June 30,
	2020	2019

Accounts receivable, trade, net	$12,691	$12,637
Accounts receivable, trade, gross	13,076	13,298
Allowance for doubtful accounts receivable, end of period	385	661
Beginning of period	661	678
Reversed to statement of operations	(183)	(22)
Charged to statement of operations	145	3,118
Utilized	(128)	(3,059)
Deconsolidation	-	(38)
Foreign currency adjustment	(110)	(16)

Taxes refundable related to sale of Net1 Korea (Note 2)	19,473	-
Loans provided to Carbon	3,000	3,000
Loan provided to DNI	-	4,260
Other receivables	10,678	11,238
Total accounts receivable, net	$45,842	$31,135

The loan provided to DNI was repaid in full in July 2019. Other receivables include prepayments, deposits and other receivables.

Finance loans receivable, net

The Company's finance loans receivable, net, as of March 31, 2020, and June 30, 2019, is presented in the table below:

	March 31,	June 30,
	2020	2019

Microlending finance loans receivable, net	$8,781	$20,981
Microlending finance loans receivable, gross	10,509	24,180
Allowance for doubtful finance loans receivable, end of period	1,728	3,199
Beginning of period	3,199	4,239
Reversed to statement of operations	(542)	-
Charged to statement of operations	940	28,802
Utilized	(1,284)	(29,721)
Foreign currency adjustment	(585)	(121)

Working capital finance loans receivable, gross	5,800	5,800
Allowance for doubtful finance loans receivable, end of period	5,800	5,800
Beginning of period	5,800	12,037
Charged to statement of operations	-	748
Utilized	-	(6,985)

Total accounts receivable, net	$8,781	$20,981

The reduction in gross microlending finance loans receivable was partially due to the collection of repayments at the end of March due to the early opening of the grant payfile. The Company considered the impact of COVID-19 on the collectability of the outstanding balance as of March 31, 2020, and determined that an increase in the allowance doubtful finance loans receivable specifically related to the COVID-19 pandemic was not required. The Company made this determination because it does not expect the pandemic to significantly impact the customer base's ability to repay amounts due over the next five months.

The Company created an allowance for doubtful working capital finance receivables related to receivables due from customers based in the United States during the year ended June 30, 2018.

4.   Inventory

The Company's inventory comprised the following categories as of March 31, 2020, and June 30, 2019:

	March 31,	June 30,
	2020	2019

Finished goods	$4,133	$5,709
Finished goods subject to sale restrictions	15,195	-
	$19,328	$5,709

Finished goods subject to sale restrictions represents the sum of (i) $10.7 million purchased in September 2019, related to airtime inventory purchased and held for sale to customers that may only be sold by the Company with the express permission of certain South African banks prior to April 1, 2020, and (ii) $ 4.5 million purchased in March 2020, related to airtime inventory purchased that may only be sold by the Company from October 1, 2020.

As discussed in Note 10, the Company obtained additional borrowings from its existing bankers in September 2019 to purchase Cell C airtime from an independent distributor of Cell C airtime. The Company did not pay the vendor for the airtime inventory directly because the parties (the vendor, Cell C, the Company and certain South African banks) agreed that the Company would pay the amount to Cell C to settle amounts payable to Cell C by the vendor in order to inject additional liquidity into Cell C. The Company may not return any unsold airtime inventory to either the vendor or Cell C. The Company agreed to mandatory prepayment terms, which required the Company to use the proceeds from the sale of the airtime inventory to settle certain borrowings, however, these borrowings were settled in full on April 1, 2020. For more information about the amended finance documents, refer to Note 10.

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

6.  Fair value of financial instruments (continued)

Risk management (continued)

Translation risk

Translation risk relates to the risk that the Company's results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns a significant amount of its revenues and incurs a significant amount of its expenses in ZAR and Korean won ("KRW"). The U.S. dollar to both the ZAR and KRW exchange rates has fluctuated significantly over the past three years. The Company's translation risk exposure to KRW reduced significantly following the disposal of Net1 Korea in March 2020, refer to Note 2. The Company does not expect any significant translation risk related to KRW from March 2020. As exchange rates are outside the Company's control, there can be no assurance that future fluctuations will not adversely affect the Company's results of operations and financial condition.

Interest rate risk

As a result of its normal borrowing and lending activities, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. The Company generally maintains investments in cash equivalents and held to maturity investments and has occasionally invested in marketable securities.

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

6.  Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs - investment in Cell C

The Company's Level 3 asset represents an investment of 75,000,000 class "A" shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of March 31, 2020, and June 30, 2019, and valued Cell C at $0.0 (zero) at March 31, 2020, and June 30, 2019. As of June 30, 2019, the Company changed its valuation methodology from a Company-developed adjusted EV/ EBITDA model to a discounted cash flow approach due to anticipated changes in Cell C's business model and the current challenges faced by Cell C, which would not have been captured by the previous valuation approach. The Company believes the Cell C business plan utilized in the Company's valuation is reasonable based on the current performance and the expected changes in Cell C's business model.

The Company utilized the latest business plan provided by Cell C management for the period ending December 31, 2024, and the following key valuation inputs were used as of March 31, 2020 and June 30, 2019:

Weighted Average Cost of Capital:	Between 15% and 22% over the period of the forecast
Long term growth rate:	3.5% (4.5% as of June 30, 2019)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - March 31, 2020:(1)	ZAR 17.6 billion ($1 billion), includes R5.8 billion of lease liabilities
Net adjusted external debt - June 30, 2019:(2)	ZAR 13.9 billion ($1 billion), includes R6.4 billion of lease liabilities
Deferred tax (incl, assessed tax losses) - March 31, 2020:(1)	ZAR 2.9 billion ($162.1 million)
Deferred tax (incl, assessed tax losses) - June 30, 2019:(2)	ZAR 2.9 billion ($205.9 million)
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of March 31, 2020.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2019.

The Company utilized the aforementioned adjusted EV/EBITDA multiple valuation model in order to determine the fair value of the Cell C shares as of March 31, 2019. The primary inputs to the valuation model as of March 31, 2019, were Cell C's adjusted EBITDA for the year ended December 31, 2018, of ZAR 3.5 billion ($191.3 million, translated at exchange rates applicable as of March 31, 2019), an EBITDA multiple of 6.40; Cell C's net adjusted external debt of ZAR 9.4 billion ($525.1 million, translated at exchange rates applicable as of March 31, 2019); and a marketability discount of 10% as Cell C is not listed. The EBITDA multiple was determined based on an analysis of Cell C's peer group, which comprises eight African and emerging market mobile telecommunications operators. The fair value of Cell C utilizing the adjusted EV/EBITDA valuation model developed by the Company is sensitive to the following inputs: (i) the Company's determination of adjusted EBITDA; (ii) the EBITDA multiple used; and (iii) the marketability discount used. Utilization of different inputs, or changes to these inputs, may result in significantly higher or lower fair value measurement.

The following table presents the impact on the carrying value of the Company's Cell C investment of a 6.0% increase and 4.0% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on March 31, 2020, all amounts translated at exchange rates applicable as of March 31, 2020:

Sensitivity for fair value of Cell C investment	6.0% increase(A)	4.0% decrease(A)
WACC rate	$-	$2,468
EBITDA margin	$1,218	$-
(A) the carrying value of the Cell C investment is not impacted by a 1.0% increase or a 1.0% decrease and therefore the impact of a 6.0% increase and a 4.0% decrease is presented.

The fair value of the Cell C shares as of March 31, 2020, represented approximately 0% of the Company's total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C's business.

6.  Fair value of financial instruments (continued)

Financial instruments (continued)

Liability measured at fair value using significant unobservable inputs - DNI contingent consideration

The salient terms of the Company's investment in DNI are described in Note 3 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019. Under the terms of its subscription agreements with DNI, the Company agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($27.6 million, translated at exchange rates applicable as of March 31, 2019), in cash, subject to the achievement of certain performance targets by DNI. The Company expected to pay the additional amount during the first quarter of the year ended June 30, 2020, and recorded an amount of ZAR 373.6 million ($27.2 million), in long-term liabilities as of June 30, 2018, respectively, which amount represents the present value of the ZAR 400.0 million to be paid (translated at exchange rates applicable as of June 30, 2018). The amount was settled on March 31, 2019, as described in Note 3 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019.

Derivative transactions - Foreign exchange contracts

As part of the Company's risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. All of the Company's derivative exposures are with counterparties that have long-term credit ratings of "B" (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that are measured under Level 1 or 3 of the fair value hierarchy. The Company had no outstanding foreign exchange contracts as of March 31, 2020, or June 30, 2019.

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	466	-	-	466
Fixed maturity investments (included in cash and cash equivalents)	3,334	-	-	3,334
Total assets at fair value	$3,800	$-	$-	$3,800

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business
Cash and cash equivalents (included in other long-term assets)	619	-	-	619
Fixed maturity investments (included in cash and cash equivalents)	5,201	-	-	5,201
Total assets at fair value	$5,820	$-	$-	$5,820

6.  Fair value of financial instruments (continued)

Financial instruments (continued)

There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2020 and 2019, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three and nine months ended March 31, 2020. Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the nine months ended March 31, 2020:

Carrying value
Assets
Balance as of June 30, 2019	-
Foreign currency adjustment(1)	-
Balance as of March 31, 2020	$-

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand and the U.S. dollar on the carrying value.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the nine months ended March 31, 2019:

Carrying value
Assets
Balance as at June 30, 2018	172,948
Loss on fair value re-measurements	(42,099)
Foreign currency adjustment(1)	(8,908)
Balance as of March 31, 2019	121,941

Liabilities
Balance as at June 30, 2018	27,222
Accretion of interest	1,848
Settlement of contingent consideration	(27,626)
Foreign currency adjustment(1)	(1,444)
Balance as of March 31, 2019	-

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand and the U.S. dollar on the carrying value.

Assets measured at fair value on a nonrecurring basis

The Company measures equity investments without readily determinable fair values on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

7. Equity-accounted investments and other long-term assets

Refer to Note 9 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding its equity-accounted investments and other long-term assets.

Equity-accounted investments

The Company's ownership percentage in its equity-accounted investments as of March 31, 2020, and June 30, 2019, was as follows:

	March 31,	June 30,
	2020	2019
Bank Frick & Co AG ("Bank Frick")	35%	35%
DNI	27%	30%
Finbond Group Limited ("Finbond")	31%	29%
Carbon Tech Limited ("Carbon"), formerly OneFi Limited	25%	25%
Revix ("Revix")	25%	-
SmartSwitch Namibia (Pty) Ltd ("SmartSwitch Namibia")	50%	50%
V2 Limited ("V2")	50%	50%
Walletdoc Proprietary Limited ("Walletdoc")	20%	20%

7. Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

DNI

In February 2020, the Company's ownership percentage in DNI reduced from approximately 30% to 27% following the issuance by DNI of additional ordinary no par value shares. The Company did not acquire additional ordinary shares in DNI and therefore its ownership percentage was diluted. The terms and conditions of the option referred to below were unaffected by the additional issuance by DNI.

During the three and nine months ended March 31, 2020, the Company recorded earnings from DNI that resulted in the carrying value of DNI exceeding the amount that the Company could receive pursuant to the call option granted to DNI in May 2019. As a result, during the three and nine months ended March 31, 2020, the Company has recorded an impairment loss of $0.5 million and $1.5 million. The Company also recorded an impairment loss of $11.5 million related to the difference between the fair value of consideration received on April 1, 2020, and the carrying value of DNI, including $11.3 million included in accumulated other comprehensive loss as of March 31, 2020.

In May 2019, Net1 Applied Technologies South Africa Proprietary Limited ("Net1 SA") granted an option to DNI, or its nominee, to acquire the 30,394,765 DNI shares Net1 SA held. The option strike price was calculated as ZAR 2.827 billion ($158.0 million, translated at exchange rates applicable as of March 31, 2020) less any special distribution made by DNI multiplied by Net1 SA's retained interest (i.e. assuming no special distribution, the strike price for the retained interest is ZAR 859.3 million, or $48.0 million, translated at exchange rates applicable as of March 31, 2020). It was permissible for the call option to be split into smaller denominations, but Net1 SA could not be left with less than 20% unless the whole remaining interest was disposed of. DNI was entitled to nominate another party to exercise the call option in the place of DNI, provided that the nominated party acquires call options representing at least 2.5% of DNI's voting and participation interests.

The option was exercised on March 31, 2020. DNI nominated MIC Investment Holdings Proprietary Limited ("MIC") to exercise a portion of the option to acquire 26,886,310 of the 30,394,765 DNI shares for ZAR 760.0 million ($42.5 million, translated at exchange rates applicable as of March 31, 2020) from Net1 SA. The transaction closed on April 1, 2020 and MIC settled the option consideration in cash. On March 31, 2020, and together with the MIC transaction, DNI exercised a portion of the option to acquire the remaining 3,508,455 DNI shares from Net1 SA for ZAR 99.2 million ($5.5 million, translated at exchange rates applicable as of March 31, 2020) through the issue of a note to Net1 SA. The transaction also closed on April 1, 2020.

The note is unsecured. The note principal is repayable in 18 equal monthly installments of ZAR 5.5 million ($0.3 million, translated at exchange rates applicable as of March 31, 2020) commencing on October 31, 2020. Interest is charged at a fixed rate of 7.25% per annum and accrues monthly from October 1, 2020 and is repayable together with the principal payments. The Company adjusted the 12-month JIBAR interest rate of 6.33% quoted by Rand Merchant Bank by 0.30% to derive a 24-month rate of 6.63% which has been used to determine the present value of the ZAR 99.2 million note. The present value of the note as of March 31, 2020, using the derived interest rate and the expected cash repayments was ZAR 95.7 million ($5.4 million, translated at exchange rates applicable as of March 31, 2020).

The Company estimates transaction costs of approximately $1.0 million.

The following table presents the calculation of the expected loss on disposal of DNI on April 1, 2020:

April 1
2020
Loss on sale of DNI:
Consideration received in cash on April 1, 2020 - 26,886,310 shares	$42,481
Consideration received with note on April 1, 2020 - present value of note - 3,508,455 shares	5,350
Less: transaction costs	(1,006)
Less: carrying value of DNI	(36,508)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss	(11,323)
Loss on sale of DNI before tax	(1,006)
Capital gains tax related to sale of DNI(1)	-
Loss on disposal of DNI after tax	$(1,006)

(1) Net1 SA recorded a valuation allowance related to capital losses previously generated but not utilized. The Company utilized approximately $12.0 million of these unutilized capital losses as a result of the disposal of its remaining interest in DNI in April 2020 and, therefore, the equivalent portion of the valuation allowance created was released.

7. Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Bank Frick

On October 2, 2019, the Company exercised its option to acquire an additional 35% interest in Bank Frick from the Frick Family Foundation. The Company had agreed to pay an amount, the "Option Price Consideration", for an additional 35% interest in Bank Frick, which represented the higher of CHF 46.4 million ($46.5 million at exchange rates on October 2, 2019) or 35% of 15 times the average annual normalized net income of the Bank over the two years ended December 31, 2018. The shares would have only transferred on payment of the Option Price Consideration, which was expected to occur on the later of (i) 180 days after the date of exercise of the option; (ii) in the event of any regulatory approvals being required, 10 days after receipt of approval (either unconditionally or on terms acceptable to both parties); and (iii) 10 days after the date on which the Option Price Consideration was agreed or finally determined. On April 9, 2020, the Company, through its wholly owned subsidiary, Net1 Holdings LI AG, entered into a termination agreement pursuant to which the option to acquire a further 35% of Bank Frick was cancelled. On April 15, 2020, the Company paid a termination fee of CHF 17.0 million ($17.5 million) to the Frick Family to cancel the option.

The Company considered the termination of the exercise of the option to acquire a further 35% of Bank Frick an impairment indicator. The Company recorded an impairment loss of $18.3 million during the three and nine months ended March 31, 2020, related to the other-than-temporary decrease in Bank Frick's value, which represented the difference between the determined fair value of the Company's interest in Bank Frick and the Company carrying value (before the impairment). The Company, with the assistance of external consultants, considered a multiple based valuation approach in respect of the March 31, 2020 balance sheet date. The Company believes that a price to book methodology is the most appropriate for a valuing a bank, but also took into account a price earnings approach to support the primary methodology. An appropriate peer group was selected based on the activities of Bank Frick and after applying a regression analysis to compensate for differences in the return on equity in the peer group a price to book ratio of 1.15 times was determined, but the multiple ranged from 0.7 times to 4.7 times. The Company determined to use a price to book multiple of approximately 0.9 times to value its investment in Bank Frick as of March 31, 2020. The Company used a multiple at the lower end of the peer group range as a result of Bank Frick's size (based on net asset value) and product mix relative to the peer group. The Company's 35% portion of approximately 0.9 times Bank Frick's March 31, 2020, net asset value was lower than the Company's carrying value in Bank Frick as of March 31, 2020. On April 13, 2020, the Company received a cash dividend of approximately CHF 1.3 million ($1.3 million, translated at exchange rates applicable as of March 31, 2020).

Finbond

As of March 31, 2020, the Company owned 268,820,933 shares in Finbond representing approximately 30.6% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange and its closing price on March 31, 2020, the last trading day of the month, was ZAR 2.27 per share. The market value of the Company's holding in Finbond on March 31, 2020, was ZAR 0.6 billion ($34.1 million translated at exchange rates applicable as of March 31, 2020). On or about March 9, 2020, Finbond repurchased 47 million of its shares for ZAR 2.91123 per share, or a total consideration of ZAR 136.8 million, in cash, from other Finbond shareholders which resulted in an increase in the Company's shareholding in Finbond. On August 2, 2019, the Company, pursuant to its election, received an additional 1,148,901 shares in Finbond as a capitalization share issue in lieu of a dividend.

V2 Limited

In August 2019, the Company made a further equity contribution of $1.3 million to V2 Limited ("V2") and in January 2020 it made its final committed equity contribution of $1.3 million bringing the total equity contribution to $5.0 million. The Company has also committed to provide V2 with a working capital facility of $5.0 million, which is subject to the achievement of certain pre-defined objectives. The Company believes that V2 has promising prospects, however, as it is in its early developmental stage, has missed a key revenue milestone in February 2020 and delivery of its business plan has been delayed, its financial results are therefore worse than anticipated. The Company believes that V2's net asset value represents its fair value because it does not currently have supportable forecasts available to perform other valuation models, including a discounted cash flow. The carrying value of the Company's investment in V2 (before the impairment) is higher than its portion of V2's net asset value. Therefore, the Company recorded an impairment loss of $2.5 million during the three and nine months ended March 31, 2020, related to the other-than-temporary decrease in V2's value.

7. Equity-accounted investments and other long term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the nine months ended March 31, 2020:

	DNI	Bank Frick	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2019	$61,030	$47,240	$35,300	$7,398	$150,968
Acquisition of shares	-	-	274	2,500	2,774
Stock-based compensation	-	-	71	-	71
Comprehensive (loss) income:	(9,744)	(17,924)	2,718	(3,447)	(28,397)
Other comprehensive income	-	-	2,227	-	2,227
Equity accounted (loss) earnings	(9,744)	(17,924)	491	(3,447)	(30,624)
Share of net income (loss)	4,676	770	491	(947)	4,990
Amortization of acquired intangible assets	(1,874)	(569)	-	-	(2,443)
Deferred taxes on acquired intangible assets	524	136	-	-	660
Impairment	(13,070)	(18,261)	-	(2,500)	(33,831)
Dividends received	(1,787)	-	(274)	(338)	(2,399)
Foreign currency adjustment(2)	(12,991)	684	(7,947)	(364)	(20,618)
Balance as of March 31, 2020	$36,508	$30,000	$30,142	$5,749	$102,399

Investment in loans:
Balance as of June 30, 2019	$-	$-	$-	$148	$148
Loans granted	-	-	-	711	711
Allowance for doubtful loans	-	-	-	(719)	(719)
Foreign currency adjustment(2)	-	-	-	(24)	(24)
Balance as of March 31, 2020	$-	$-	$-	$116	$116

			Equity	Loans	Total
Carrying amount as of :
June 30, 2019			$150,968	$148	$151,116
March 31, 2020			$102,399	$116	$102,515

(1) Includes primarily Carbon, Revix, SmartSwitch Namibia, V2 and Walletdoc;

(2) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Swiss franc, Nigerian naira and Namibian dollar, and the U.S. dollar on the carrying value.

Other long-term assets

Summarized below is the breakdown of other long-term assets as of March 31, 2020, and June 30, 2019:

	March 31,	June 30,
	2020	2019

Total equity investments	$26,993	$26,993
Investment in 15% of Cell C, at fair value (Note 6)	-	-
Investment in 13% of MobiKwik	26,993	26,993
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Policy holder assets under investment contracts (Note 9)	465	619
Reinsurance assets under insurance contracts (Note 9)	922	1,163
Total other long-term assets	$28,380	$28,775

7. Equity-accounted investments and other long term assets (continued)

Other long-term assets (continued)

Summarized below are the components of the Company's equity securities without readily determinable fair value and held to maturity investments as of March 31, 2020:

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

No interest income from the Cedar Cellular note was recorded during the three and nine months ended March 31, 2020. The Company recognized interest income of $0.6 million and $2.0 million, related to the Cedar Cellular notes during the three and nine months ended March 31, 2019, respectively. Interest on this investment will only be paid, at Cedar Cellular's election, on maturity in August 2022. The Company's effective interest rate on the Cedar Cellular note was 24.82% as of March 31, 2019.

As of March 31, 2019, the Company did not expect to recover the entire amortized cost basis of the Cedar Cellular notes due to a reduction in the amount of future cash flows expected to be collected from the debt security. The Company did not expect to generate any cash flows from the debt security prior to the maturity date in August 2022, and, at that time, expected to recover approximately $16.0 million at maturity. The Company calculated the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of 24.82%) as of March 31, 2019. The present value of the expected cash flows of $7.0 million was less than the amortized cost basis recorded of $9.6 million (before the March 2019 impairment for the three months ended March 31, 2019) and $12.4 million (before the cumulative 2019 impairments for the nine months ended March 31, 2019). Accordingly, the Company recorded an other-than-temporary impairment related to a credit loss of $2.6 million and $5.4 million during the three and nine months ended March 31, 2019, respectively. The impairment of $2.6 million and $5.4 million is included in the caption-Impairment of Cedar Cellular note in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2019, respectively.

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company's held to maturity investment as of March 31, 2020:

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

8. Goodwill and intangible assets, net

Goodwill

Impairment loss

Three and nine months ended March 31, 2020

During the three and nine months ended March 31, 2020, the Company performed an impairment analysis and recognized an impairment loss of approximately $5.6 million, related to goodwill allocated to its EasyPay business within its South African transaction processing operating segment. The impairment loss resulted from a reassessment of the business's growth prospects given the challenging economic environment in South Africa. The impairment is included within the caption impairment loss in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2020.

In order to determine the amount of the EasyPay goodwill impairment, the estimated fair value of EasyPay's business assets and liabilities were compared to the carrying value of its assets and liabilities. The Company used a discounted cash flow model in order to determine the fair value of EasyPay. Based on this analysis, the Company determined that the carrying value of EasyPay's assets and liabilities exceeded their fair value at the reporting date.

Three and nine months ended March 31, 2019

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as of June 30 of each year. The Company did not recognize an impairment loss during the three months ended March 31, 2019. During the second quarter of fiscal 2019, the three and six months ended December 31, 2018, the Company recognized an impairment loss of approximately $8.2 million, of which approximately $7.0 million related to goodwill allocated to its International Payment Group ("IPG") business within its international transaction processing operating segment and $1.2 million related to goodwill within its South African transaction processing operating segment.

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

In the event that there is a further deterioration in the South African transaction processing and the international transaction processing operating segments, or in any other of the Company's businesses, this may lead to additional impairments in future periods.

Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2020:

	Gross value	Accumulated impairment		Carrying value
Continuing	$72,473	$(35,157)		$37,316
Discontinued (Note 2)	112,071	-		112,071
Balance as of June 30, 2019	184,544	(35,157)		149,387
Impairment loss	-	(5,589)		(5,589)
Disposal of FIHRST (Note 2)	(599)	-		(599)
Deconsolidation of Net1 Korea (Note 2)	(107,964)	-		(107,964)
Foreign currency adjustment (1)	(12,459)	658		(11,801)
Balance as of March 31, 2020	$63,522	$(40,088)	-	23,434

(1) - The foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

8. Goodwill and intangible assets, net (continued)

Goodwill (continued)

Goodwill has been allocated to the Company's reportable segments as follows:

	South African transaction processing	International transaction processing	Financial inclusion and applied technologies	Carrying value
Continuing	$19,208	$657	$17,451	$37,316
Discontinued (Note 2)	-	112,071	-	112,071
Balance as of June 30, 2019	19,208	112,728	17,451	149,387
Impairment loss	(5,589)	-	-	(5,589)
Disposal of FIHRST (Note 2)	(599)	-	-	(599)
Deconsolidation of Net1 Korea (Note 2)	-	(107,964)	-	(107,964)
Foreign currency adjustment (1)	(3,980)	(4,107)	(3,714)	(11,801)
Balance as of March 31, 2020	$9,040	$657	$13,737	$23,434

(1) - The foreign currency adjustment represents the effects of the fluctuations between the South African rand, the Euro and the Korean won, and the U.S. dollar on the carrying value.

Intangible assets

Impairment loss

Three and nine months ended March 31, 2020

During the three and nine months ended March 31, 2020, the Company determined that its indefinite-lived intangible asset, a Maltese e-money license, of $0.7 million was impaired. The facts and circumstances leading up to the impairment include the losses incurred by the Company's IPG business unit. In fiscal 2019, IPG formulated a plan to return to profitability, however, it has missed a number of key deliverables deadlines, and is currently reformulating its growth plans following the decision not to acquire a controlling stake in Bank Frick. The impairment is included within the caption impairment loss to the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2020. The intangible asset was not allocated to an operating segment and is included within corporate/ eliminations (refer to Note 19).

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2020, and June 30, 2019:

	As of March 31, 2020			As of June 30, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$20,568	$(20,256)	$312	$24,234	$(23,527)	$707
Software and unpatented
technology	4,251	(4,080)	171	8,423	(8,181)	242
FTS patent	2,141	(2,141)	-	2,721	(2,721)	-
Trademarks	2,679	(2,322)	357	3,114	(2,607)	507
Total finite-lived intangible assets	$29,639	$(28,799)	840	$38,492	$(37,036)	1,456
Infinite-lived intangible assets:
Financial institution licenses			-			772
Total infinite-lived intangible assets			-			772
Total intangible assets			$840			$2,228

8. Goodwill and intangible assets, net (continued)

Intangible assets (continued)

Carrying value and amortization of intangible assets (continued)

Aggregate amortization expense on the finite-lived intangible assets for the three months ended March 31, 2020 and 2019, was approximately $1.3 million and $6.1 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the nine months ended March 31, 2020 and 2019, was approximately $4.9 million and $12.2 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on March 31, 2020, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2020(1)	$5,230
Fiscal 2021	307
Fiscal 2022	57
Fiscal 2023	57
Fiscal 2024	56
Thereafter	114
Total future estimated annual amortization expense	$5,821

(1) Estimated annual amortization expense for fiscal 2020 includes amortization of Net1 Korea acquired intangible assets from July 1, 2019, until deconsolidation in March 2020.

9. Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the nine months ended March 31, 2020:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2019	$1,163	$(1,880)
Increase in policy holder benefits under insurance contracts	306	(3,883)
Claims and policyholders' benefits under insurance contracts	(300)	3,844
Foreign currency adjustment(3)	(247)	399
Balance as of March 31, 2020	$922	$(1,520)

(1) Included in other long-term assets.

(2) Included in other long-term liabilities.

(3) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

The Company has agreements with reinsurance companies in order to limit its losses from various insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability. The value of insurance contract liabilities is based on the best estimate assumptions of future experience plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The process of deriving the best estimates assumptions plus prescribed margins includes assumptions related to claim reporting delays (based on average industry experience).

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the nine months ended March 31, 2020:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2019	$619	$(619)
Increase in policy holder benefits under investment contracts	7	(7)
Claims and policyholders' benefits under investment contracts	(28)	28
Foreign currency adjustment (3)	(133)	133
Balance as of March 31, 2020	$465	$(465)

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

July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings

On September 4, 2019, Net1 SA further amended the July 2017 Facilities agreement, which included adding Main Street 1692 (RF) Proprietary Limited ("Debt Guarantor"), a South African company incorporated for the sole purpose of holding collateral for the benefit of the Lenders and acting as debt guarantor. In September 2019, Net1 SA entered into a pledge and cession agreement with the Debt Guarantor pursuant to which, among other things, Net1 SA agreed to cede its shareholdings in Cell C, DNI and FIHRST to the Debt Guarantor. The cession of the shareholdings in FIHRST and DNI were released pursuant to the transactions to dispose of these entities during fiscal 2020.

Short-term facility - Facility E

On September 26, 2018, Net1 SA further revised its amended July 2017 Facilities agreement with RMB to include an overdraft facility ("Facility E") of up to ZAR 1.5 billion ($83.8 million, translated at exchange rates applicable as of March 31, 2020) to fund the Company's ATMs. The Facility E overdraft facility was subsequently reduced to ZAR 1.2 billion ($67.1 million, translated at exchange rates applicable as of March 31, 2020) in September 2019. Interest on the overdraft facility is payable on the last day of each month and on the final maturity date based on the South African prime rate. The overdraft facility will be reviewed in September 2020. The overdraft facility amount utilized must be repaid in full within one month of utilization and at least 90% of the amount utilized must be repaid with 25 days. The overdraft facility is secured by a pledge by Net1 SA of, among other things, cash and certain bank accounts utilized in the Company's ATM funding process, the cession of an insurance policy with Senate Transit Underwriters Managers Proprietary Limited, and any rights and claims Net1 SA has against Grindrod Bank Limited. As at March 31, 2020, the Company had utilized approximately ZAR 0.8 billion ($44.3 million) of this overdraft facility.

This ZAR 1.2 billion overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company's ATMs is considered restricted cash. The prime rate on March 31, 2020, was 8.75% and reduced to 7.75% on April 15, 2020, and to 7.25% on May 22, 2020, following reductions in the South African repo rate.

Long-term borrowings facility - Facility F

On September 4, 2019, Net1 SA further amended its amended July 2017 Facilities agreement with RMB and Nedbank to include a facility ("Facility F") of up to ZAR 300.0 million ($16.8 million, translated at exchange rates applicable as of March 31, 2020) for the sole purpose of funding the acquisition of airtime from Cell C. Net1 SA may not dispose of the airtime acquired from Cell C without the prior consent of RMB, Absa Bank Limited and Investec Asset Management Proprietary Limited. Facility F comprises (i) a first Senior Facility F loan of ZAR 220.0 million (ii) a second Senior Facility F loan of ZAR 80.0 million, or such lesser amount as may be agreed by the facility agent. Facility F was required to be repaid in full within nine months following the first utilization of the facility. Net1 SA was required to prepay Facility F subject to customary prepayment terms. Interest on Facility F is based on JIBAR plus a margin of 5.50% per annum and is due in full on repayment of the loan. JIBAR was 5.61% on March 31, 2020. The margin on the Facility F increased by 1% on November 1, 2019, because the Company had not disposed of our remaining shareholding in DNI and FIHRST by that date. Net1 SA paid a non-refundable structuring fee of ZAR 2.2 million ($0.1 million) to the Lenders in September 2019, and the Company expensed this amount in full during the first quarter of fiscal 2020. The Company settled the facility in full on April 1, 2020, utilizing a portion of the proceeds received from the sale of its remaining stake in DNI.

Nedbank facility, comprising short-term facilities

As of March 31, 2020, the aggregate amount of the Company's short-term South African credit facility with Nedbank Limited was ZAR 450.0 million ($25.2 million). The credit facility comprises an overdraft facility of (i) up to ZAR 300.0 million ($16.8 million), which is further split into (a) a ZAR 250.0 million ($14.0 million) overdraft facility which may only be used to fund mobile ATMs and (b) a ZAR 50.0 million ($2.8 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150.0 million ($8.4 million), which include letters of guarantees, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund the Company's ATMs is considered restricted cash. The short-term facility provides Nedbank with the right to set off funds held in certain identified Company bank accounts with Nedbank against any amounts owed to Nedbank under the facility. As of March 31, 2020, the Company had total funds of $4.9 million in bank accounts with Nedbank which have been set off against $12.0 million drawn under the Nedbank facility, for a net amount drawn under the facility of $7.1 million. As of March 31, 2020, the interest rate on the overdraft facility was 7.60%, and reduced to 6.60% on April 15, 2020, and to 6.10% on May 22, 2020, following reductions in the South African repo rate.

10. Borrowings (continued)

South Africa (continued)

Nedbank facility, comprising short-term facilities (continued)

As of March 31, 2020, the Company had utilized approximately ZAR 127.1 million ($7.1 million) of its ZAR 300.0 million overdraft facility to fund ATMs, and none of its ZAR 50.0 million general banking facility. As of March 31, 2020 and June 30, 2019, the Company had utilized approximately ZAR 93.6 million ($5.2 million) and ZAR 93.6 million ($6.6 million), respectively, of its indirect and derivative facilities of ZAR 150 million to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 21).

United States, a short-term facility

The Company's $20 million facility from Bank Frick was settled in full and cancelled in March 2020. The Bank Frick shares pledged as security were released.

Movement in short-term credit facilities

Summarized below are the Company's short-term facilities as of March 31, 2020, and the movement in the Company's short-term facilities from as of June 30, 2019 to as of March 31, 2020:

	South Africa		United States	Total
	Amended July 2017	Nedbank	Bank Frick
Short-term facilities available as of
March 31, 2020	$67,068	$25,152	$-	$92,220
Overdraft	-	2,795	-	2,795
Overdraft restricted as to use for ATM funding only	67,068	13,973	-	81,041
Indirect and derivative facilities	-	8,384	-	8,384

Movement in utilized overdraft facilities:
Balance as of June 30, 2019	69,566	5,880	9,544	84,990
Utilized	505,659	62,230	17,384	585,273
Repaid	(519,262)	(59,063)	(26,928)	(605,253)
Foreign currency adjustment(1)	(11,697)	(1,943)	-	(13,640)
Balance as of March 31, 2020(2)	44,266	7,104	-	51,370
Restricted as to use for ATM funding only	44,266	7,104	-	51,370

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2019	-	6,643	-	6,643
Foreign currency adjustment(1)	-	(1,414)	-	(1,414)
Balance as of March 31, 2020	$-	$5,229	$-	$5,229

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) Nedbank balance as of March 31, 2020, of $7.1 million comprises the net of total overdraft facilities withdrawn of $12.0 million offset against funds in bank accounts with Nedbank of $4.9 million.

10. Borrowings (continued)

Movement in long-term borrowings

Summarized below is the movement in the Company's long term borrowing from as of June 30, 2019 to as of March 31, 2020:

	South Africa
	Amended July 2017	Total
Balance as of June 30, 2019	$-	$-
Current portion of long-term borrowings	-	-
Long-term borrowings	-	-
Utilized	14,798	14,798
Repaid	(11,313)	(11,313)
Foreign currency adjustment(1)	(295)	(295)
Balance as of March 31, 2020	3,190	3,190
Current portion of long-term borrowings	3,190	3,190
Long-term borrowings	$-	$-

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

Interest expense incurred under the Company's South African long-term borrowing during the three months ended March 31, 2020 and 2019, was $0.1 million and $0.9 million, respectively. Interest expense incurred during the nine months ended March 31, 2020 and 2019, was $0.6 million and $2.1 million, respectively. There was no prepaid facility fee amortization during the three and nine months ended March 31, 2020. Prepaid facility fees amortized during the three and nine months ended March 31, 2019, was $0.1 million and $0.2 million, respectively.

11. Other payables

Summarized below is the breakdown of other payables as of March 31, 2020, and June 30, 2019:

	March 31,	June 30,
	2020	2019
Accrual of implementation costs to be refunded to SASSA	$28,130	$34,039
Accruals	7,512	8,039
Provisions	4,040	6,074
Other	5,883	9,640
Value-added tax payable	564	162
Payroll-related payables	804	1,113
Participating merchants' settlement obligation	441	555
	$47,374	$59,622

Refer to Note 13 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, for additional information regarding Accrual of implementation costs to be refunded to SASSA. As of March 31, 2020, this accrual of $28.1 million (ZAR 503.3 million, translated at exchange rates applicable as of March 31, 2020, comprised a revenue refund of $15.5 million (ZAR 277.6 million), accrued interest of $10.3 million (ZAR 185.4 million), unclaimable indirect taxes of $2.2 million (ZAR 38.9 million) and estimated costs of $0.1 million (ZAR 1.4 million)). As of June 30, 2019, this accrual of $34.0 million (ZAR 479.4 million, translated at exchange rates applicable as of June 30, 2019, comprised a revenue refund of $19.7 million (ZAR 277.6 million), accrued interest of $11.4 million (ZAR 161.0 million), unclaimed indirect taxes of $2.8 million (ZAR 38.9 million) and estimated costs of $0.1 million (ZAR 1.4 million)).

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

12. Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2020 and 2019, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2020 and 2019, respectively:

	March 31,	March 31,
	2020	2019

Number of shares, net of treasury:
Statement of changes in equity	57,118,925	56,815,925
Non-vested equity shares that have not vested as of end of period	1,115,500	831,408
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	56,003,425	55,984,517

13. Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended March 31, 2020:

	Three months ended
	March 31, 2020
	Accumulated foreign currency translation reserve	Total
Balance as of January 1, 2020 (as restated, Note 1)	$(191,212)	$(191,212)
Release of foreign currency translation reserve related to disposal of Net1 Korea (Note 2)	14,228	14,228
Movement in foreign currency translation reserve	(41,212)	(41,212)
Balance as of March 31, 2020	$(218,196)	$(218,196)
Refer to Note 1

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended March 31, 2019:

	Three months ended
	March 31, 2019
	Accumulated foreign currency translation reserve (as restated)(A)	Total (as restated)(A)
Balance as of January 1, 2019	$(198,374)	$(198,374)
Release of foreign currency translation reserve related to DNI disposal (Note 2)	5,841	5,841
Movement in foreign currency translation reserve	(7,872)	(7,872)
Balance as of March 31, 2019	$(200,405)	$(200,405)

(A) Refer to Note 1.

13. Accumulated other comprehensive loss (continued)

The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2020:

	Nine months ended
	March 31, 2020
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2019 (as restated, Note 1)	$(196,046)	$(196,046)
Release of foreign currency translation reserve related to disposal of Net1 Korea (Note 2)	14,228	14,228
Release of foreign currency translation reserve related to disposal of FIHRST (Note 2)	1,578	1,578
Movement in foreign currency translation reserve related to equity-accounted investment	2,227	2,227
Movement in foreign currency translation reserve	(40,183)	(40,183)
Balance as of March 31, 2020	$(218,196)	$(218,196)

The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2019:

	Nine months ended
	March 31, 2019
	Accumulated foreign currency translation reserve (as restated)(A)	Total (as restated)(A)
Balance as of July 1, 2018	$(184,538)	$(184,538)
Release of foreign currency translation reserve related to DNI disposal (Note 2)	5,841	5,841
Movement in foreign currency translation reserve related to equity-accounted investment	5,430	5,430
Movement in foreign currency translation reserve	(27,138)	(27,138)
Balance as of March 31, 2019	$(200,405)	$(200,405)

(A) Refer to Note 1.

During the three months ended March 31, 2020, the Company reclassified $14.2 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the Net1 Korea disposal (refer to Note 2). During the nine months ended March 31, 2020, the Company reclassified $14.2 million and $1.6 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the Net1 Korea disposal and the FIHRST disposal (refer to Note 2), respectively. During the three and nine months ended March 31, 2019, the Company reclassified $5.8 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the DNI disposal (refer to Note 2).

14. Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the nine months ended March 31, 2020 and 2019:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2019	864,579	7.81	7.05	-	2.62
Granted - October 2019	561,000	3.07	10.00	676	1.20
Forfeited	(93,928)	7.50	-	-	2.81
Outstanding - March 31, 2020	1,331,651	5.83	7.83	-	2.01

Outstanding - June 30, 2018	809,274	13.99	2.67	370	4.20
Granted - September 2018	600,000	6.20	10.00	1,212	2.02
Forfeited	(278,386)	19.16	-	-	5.00
Outstanding - March 31, 2019	1,130,888	8.60	6.33	-	2.70

No stock options were awarded during the three months ended March 31, 2020 and 2019. During the nine months ended March 31, 2020, 561,000 stock options were awarded to employees. During the nine months ended March 31, 2019, 600,000 stock options were awarded to executive officers and employees. During the three and nine months ended March 31, 2020, an executive officer forfeited 53,928 stock options and employees forfeited 40,000 stock options with strike prices ranging from $3.07 to $11.23 per share following termination of their employment with the Company. During the three months ended March 31, 2019, employees forfeited 78,386 stock options following termination of their employment with the Company. During the nine months ended March 31, 2019, employees and executive officers forfeited 278,386 stock options, including 200,000 stock options forfeited by executive officers that were granted in August 2008 with a strike price of $24.46 per share, as these 200,000 stock options expired unexercised.

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

The table below presents the range of assumptions used to value stock options granted during the nine months ended March 31, 2020 and 2019:

	Nine months ended
	March 31,
	2020	2019
Expected volatility	57%	44%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	1.57%	2.75%

14. Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of March 31, 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)
Vested and expecting to vest - March 31, 2020	1,331,651	5.83	7.83

These options have an exercise price range of $3.07 to $11.23.

The following table presents stock options that are exercisable as of March 31, 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)

Exercisable - March 31, 2020	474,986	8.77	5.44

No stock options became exercisable during the three months ended March 31, 2020, or during the three and nine months ended March 31, 2019, respectively. However, during the nine months ended March 31, 2020, 170,335 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the nine months ended March 31, 2020 and 2019:

	Number of shares of restricted stock	Weighted average grant date fair value ($'000)

Non-vested - June 30, 2019	583,908	3,410
Granted - February 2020	568,000	2,300
Total vested	(18,908)	70
Vested - March 2020	(11,408)	42
Vested - March 2020 - accelerated vesting	(7,500)	28
Forfeitures	(17,500)	65
Non-vested - March 31, 2020	1,115,500	5,354

Non-vested - June 30, 2018	765,411	6,162
Granted - September 2018	148,000	114
Total vested - August 2017	(64,003)	503
Vested - August 2018	(52,594)	459
Vested - March 2019	(11,409)	44
Forfeitures	(18,000)	70
Non-vested - March 31, 2019	831,408	5,496

 The February 2020 grants comprise 113,600 shares of restricted stock awarded to executive officers that are subject to time-based vesting and 454,400 shares of restricted stock awarded to executive officers that are subject to performance and time-based vesting. The September 2018 grants comprise 148,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting. During the three and nine months ended March 31, 2020, 11,408 shares of restricted stock, representing approximately half of the 22,817 shares granted to our Chief Financial Officer on March 1, 2018, vested on March 1, 2020. During the three and nine months ended March 31, 2020, 7,500 shares (50% of the original award) of restricted stock with time-based vesting conditions were forfeited by an executive officer upon the disposal of Net1 Korea.

14. Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

The Company's Board of Directors accelerated the vesting of the other half of the award and 7,500 vested. The 52,594 shares of restricted stock awarded to non-employee directors in August 2017 vested on August 23, 2018, and 11,409 shares of restricted stock, representing approximately half of the 22,817 shares granted to our Chief Financial Officer on March 1, 2018, vested on March 1, 2019. During the three and nine months ended March 31, 2019, 18,000 shares of restricted stock with time-based vesting conditions were forfeited by employees upon their termination from the Company.

Performance Conditions - Restricted Stock Granted in February 2020

The 454,400 shares of restricted stock awarded to executive officers in February 2020 are subject to time-based and performance-based vesting conditions and vest in full only on the date, if any, that the following conditions are satisfied: (1) the achievement of an agreed return on average net equity per year during a measurement period commencing from July 1, 2021, through June 30, 2023, and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. Net equity is calculated as total equity attributable to the Company's shareholders plus redeemable common stock, in conformity with GAAP. The net equity as of June 30, 2021, was set as the base year for the measurement period. The average net equity is calculated as the simple average between the opening net equity and closing net equity during each fiscal year within the measurement period. The targeted return per year within the measurement period is derived from GAAP net income attributable to the Company per fiscal year.

The performance-based awards vest based on the achievement of the following targeted return on average net equity during the measurement period, of:

  8% per year: 50% vest;
  14% per year: 100% vest.

No shares of restricted stock will vest at a return on average net equity of less than 8%. Calculation of the award based on the returns between 8% and 14% will be interpolated on a linear basis. The Company's Remuneration Committee may use its discretion to adjust any component of the calculation of the award on a fact-by-fact basis, for instance, as the result of an acquisition.

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

14. Stock-based compensation (continued)

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

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge, net during the three months ended March 31, 2020 and 2019, of $0.3 million and $0.5 million respectively, which comprised:

		Allocated to cost of goods sold,	Allocated to
		IT processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended March 31, 2020
Stock-based compensation charge	$492	$-	$492
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(145)	-	(145)
Total - three months ended March 31, 2020	$347	$-	$347

Three months ended March 31, 2019
Stock-based compensation charge	$578	$-	$578
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(91)	-	(91)
Total - three months ended March 31, 2019	$487	$-	$487

14. Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

The Company recorded a stock-based compensation charge, net during the nine months ended March 31, 2020 and 2019, of $1.2 million and $1.7 million respectively, which comprised:

		Allocated to cost of goods sold,	Allocated to
		IT processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Nine months ended March 31, 2020
Stock-based compensation charge	$1,315	-	1,315
Reversal of stock compensation charge related to stock options and restricted stock forfeited	$(145)	$-	$(145)
Total - nine months ended March 31, 2020	$1,170	$-	$1,170

Nine months ended March 31, 2019
Stock-based compensation charge	$1,763	$-	$1,763
Reversal of stock compensation charge related to stock options and restricted stock forfeited	$(91)	$-	$(91)
Total - nine months ended March 31, 2019	$1,672	$-	$1,672

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of March 31, 2020, the total unrecognized compensation cost related to stock options was approximately $1.1 million, which the Company expects to recognize over approximately three years. As of March 31, 2020, the total unrecognized compensation cost related to restricted stock awards was approximately $2.8 million, which the Company expects to recognize over approximately three years.

As of March 31, 2020 and June 30, 2019, respectively, the Company recorded a deferred tax asset of approximately $0.3 million and $0.2 million, related to the stock-based compensation charge recognized related to employees of Net1. As of March 31, 2020, and June 30, 2019, respectively, the Company recorded a valuation allowance of approximately $0.3 million and $0.2 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

15. (Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three and nine months ended March 31, 2020 and 2019. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company's redeemable common stock is described in Note 14 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the three and nine months ended March 31, 2020 and 2019, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

15. (Loss) Earnings per share (continued)

The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2016, August 2017, March 2018, May 2018, September 2018 and February 2020, as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted (loss) earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in February 2020, September 2018 and August 2017 are discussed in Note 14 above and the vesting conditions for all other awards are discussed in Note 17 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019.

The following table presents net loss attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
		(as restated)(A)		(as restated)(A)
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net loss attributable to Net1	$(34,881)	$(58,819)	$(39,478)	$(127,959)
Undistributed (loss) earnings	(34,881)	(58,819)	(39,478)	(127,959)
Continuing	(48,361)	(51,050)	(58,613)	(127,441)
Discontinued	$13,480	$(7,769)	$19,135	$(518)
Percent allocated to common shareholders
(Calculation 1)	99%	98%	99%	99%
Numerator for (loss) earnings per share: basic and diluted	(30,141)	(57,932)	(34,769)	(126,089)
Continuing	(47,662)	(50,280)	(57,928)	(125,578)
Discontinued	13,285	(7,652)	18,911	(510)

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	55,982	55,971	55,984	55,965
Stock options	-	-	-	24
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	55,982	55,971	55,984	55,989

(Loss) Earnings per share:
Basic	$(0.61)	$(1.03)	$(0.69)	$(2.25)
Continuing	$(0.85)	$(0.90)	$(1.03)	$(2.24)
Discontinued	$0.24	$(0.13)	$0.34	$(0.01)
Diluted	$(0.61)	$(1.03)	$(0.69)	$(2.25)
Continuing	$(0.85)	$(0.90)	$(1.03)	$(2.24)
Discontinued	$0.24	$(0.13)	$0.34	$(0.01)

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,982	55,971	55,984	55,965
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,803	56,828	56,646	56,795
Percent allocated to common shareholders
(A) / (B)	99%	98%	99%	99%
(A) Refer to Note 1

Options to purchase 1,331,651 shares of the Company's common stock at prices ranging from $3.07 to $11.23 per share were outstanding during the three and nine months ended March 31, 2020, respectively, but were not included in the computation of diluted (loss) earnings per share because the options' exercise price was greater than the average market price of the Company's common stock. Options to purchase 1,166,554 and 503,698 shares of the Company's common stock at prices ranging from $6.20 to $13.16 per share and $8.75 to $13.16 per share were outstanding during the three and nine months ended March 31, 2019, respectively, but were not included in the computation of diluted (loss) earnings per share because the options' exercise price was greater than the average market price of the Company's common stock. The options, which expire at various dates through October 14, 2029, were still outstanding as of March 31, 2020.

16. Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2020 and 2019:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Cash received from interest	$632	$1,403	$2,411	$4,765
Cash paid for interest	$1,582	$3,373	$4,689	$9,027
Cash paid for income taxes	$645	$2,411	$4,532	$12,533

Investing activities

The transaction referred to in Note 2 under which the Company reduced its shareholding in DNI from 55% to 38% and used the proceeds, of $27.6 million, from the sale to settle its obligation of $27.6 million to subscribe for additional shares in DNI was closed using a cashless settlement process. Therefore, the proceeds from the sale and the settlement of the obligation to subscribe for additional shares in DNI were not included in net cash (used in) provided by investing activities in the Company's unaudited condensed consolidated statement of cash flows for the three and nine months ended March 31, 2019.

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company's unaudited condensed consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company's various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Refer to Note 10 for additional information regarding the Company's facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of March 31, 2020 and 2019, and June 30, 2019:

	March 31, 2020	March 31, 2019	June 30, 2019
Continuing	$209,290	$33,641	$20,014
Discontinued	-	15,116	26,051
Cash and cash equivalents	209,290	48,757	46,065
Restricted cash	51,370	74,181	75,446
Cash, cash equivalents and restricted cash	$260,660	$122,938	$121,511

Leases

The following table presents supplemental cash flow disclosure related to leases for the three and nine months ended March 31, 2020:

	March 31, 2020
	Three months ended	Nine months ended
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$876	$2,904

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$484	$2,974

17. Revenue recognition

Disaggregation of revenue

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended March 31, 2020:

	South Africa	Rest of the world	Total
South African transaction processing
Processing fees	$17,156	$-	$17,156
Other	656	-	656
Subtotal	17,812	-	17,812
International transaction processing
Processing fees	-	1,564	1,564
Other	-	-	-
Subtotal	-	1,564	1,564
Financial inclusion and applied technologies
Telecom products and services	3,704	-	3,704
Account holder fees	2,525	-	2,525
Lending revenue	5,552	-	5,552
Technology products	4,071	-	4,071
Insurance revenue	1,228	-	1,228
Other	58	-	58
Subtotal	17,138	-	17,138

	$34,950	$1,564	$36,514

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended March 31, 2019:

	South Africa	Rest of the world	Total
South African transaction processing
Processing fees	$14,166	$-	$14,166
Other	1,908	-	1,908
Subtotal	16,074	-	16,074
International transaction processing
Processing fees	-	2,125	2,125
Other	-	177	177
Subtotal	-	2,302	2,302
Financial inclusion and applied technologies
Telecom products and services	3,449	-	3,449
Account holder fees	2,445	-	2,445
Lending revenue	6,075	-	6,075
Technology products	5,343	-	5,343
Insurance revenue	755	-	755
Other	143	-	143
Subtotal	18,210	-	18,210

	$34,284	$2,302	$36,586

17. Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the nine months ended March 31, 2020:

	South Africa	Rest of the world	Total
South African transaction processing
Processing fees	$50,157	$-	$50,157
Other	3,025	-	3,025
Subtotal	53,182	-	53,182
International transaction processing
Processing fees	-	3,613	3,613
Subtotal	-	3,613	3,613
Financial services
Telecom products and services	19,637	-	19,637
Account holder fees	10,888	-	10,888
Lending revenue	16,090	-	16,090
Technology products	16,247	-	16,247
Insurance revenue	3,986	-	3,986
Other	1,376	-	1,376
Subtotal	68,224	-	68,224

	$121,406	$3,613	$125,019

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the nine months ended March 31, 2019:

	South Africa	Rest of the world	Total
South African transaction processing
Processing fees	$63,426	$-	$63,426
Welfare benefit distributions	3,086	-	3,086
Other	4,828	-	4,828
Subtotal	71,340	-	71,340
International transaction processing
Processing fees	-	7,323	7,323
Other	-	539	539
Subtotal	-	7,862	7,862
Financial services
Telecom products and services	11,392	-	11,392
Account holder fees	16,190	-	16,190
Lending revenue	22,021	-	22,021
Technology products	15,284	-	15,284
Insurance revenue	4,576	-	4,576
Other	509	-	509
Subtotal	69,972	-	69,972

	$141,312	$7,862	$149,174

18. Leases

The Company elected to adopt the new lease guidance utilizing the modified retrospective approach and therefore, prior periods were not adjusted. The Company was not required to record a cumulative-effect adjustment to opening retained earnings as of July 1, 2019. The Company applied the package of three practical expedients available, which included the following (i) an entity need not reassess expired or existing contracts which are or contain leases (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also elected to not recognize right-of-use assets and lease liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component.

18. Leases (continued)

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company's operating leases have a remaining lease term of between one to five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company's operating lease expense during the three and nine months ended March 31, 2020, was $0.8 million and $2.8 million, respectively. The Company does not have any significant leases that have not commenced as of March 31, 2020.

The following table presents supplemental balance sheet disclosure related to the Company's right-of-use assets and its operating lease liabilities as of March 31, 2020, and July 1, 2019, the date of adoption of the new lease guidance (refer to Note 1):

	March 31,	July 1,
	2020	2019
Operating lease right-of-use	$6,060	$6,739
Weighted average remaining lease term (years)	4.03	2.51
Weighted average discount rate	9%	10%

Maturities of operating lease liabilities
2020 (for March 31, 2020 excluding nine months to March 31, 2020)	$1,755	$3,608
2021	2,550	2,395
2022	1,483	1,269
2023	938	454
2024	624	-
Thereafter	639	-
Total undiscounted operating lease liabilities	7,989	7,726
Less imputed interest	1,775	842
Total operating lease liabilities, included in	6,214	6,884
Operating lease right-of-use lease liability - current	2,520	5,098
Right-of-use operating lease liability - long-term	$3,694	$1,786

At June 30, 2019, the future minimum payments under operating leases consist of:

Due within 1 year	$6,010
Due within 2 years	$2,654
Due within 3 years	$1,122
Due within 4 years	$518
Due within 5 years	$-

19. Operating segments

The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company's operating segments is contained in Note 21 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019. As discussed in Note 2, the Company has presented Net1 Korea and DNI as discontinued operations.

19. Operating segments (continued)

The reconciliation of the reportable segment's revenue to revenue from external customers for the three months ended March 31, 2020 and 2019, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

South African transaction processing	$19,883	$2,071	$17,812
International transaction processing	20,608	-	20,608
Continuing	1,564	-	1,564
Discontinued	19,044	-	19,044
Financial inclusion and applied technologies	17,651	513	17,138
Total for the three months ended March 31, 2020	58,142	2,584	55,558
Continuing	39,098	2,584	36,514
Discontinued	$19,044	$-	$19,044

South African transaction processing	$17,374	$1,300	$16,074
International transaction processing	34,358	-	34,358
Continuing	2,302	-	2,302
Discontinued	32,056	-	32,056
Financial inclusion and applied technologies	36,650	598	36,052
Continuing	18,808	598	18,210
Discontinued	17,842	-	17,842

Total for the three months ended March 31, 2019	88,382	1,898	86,484
Continuing	38,484	1,898	36,586
Discontinued	$49,898	$-	$49,898

The reconciliation of the reportable segment's revenue to revenue from external customers for the nine months ended March 31, 2020 and 2019, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

South African transaction processing	$59,632	$6,450	$53,182
International transaction processing	88,988	-	88,988
Continuing	3,613	-	3,613
Discontinued	85,375	-	85,375
Financial inclusion and applied technologies	69,782	1,558	68,224
Total for the nine months ended March 31, 2020	218,402	8,008	210,394
Continuing	133,027	8,008	125,019
Discontinued	$85,375	$-	$85,375

South African transaction processing	$77,093	$5,753	$71,340
International transaction processing	111,869	-	111,869
Continuing	7,862	-	7,862
Discontinued	104,007	-	104,007
Financial inclusion and applied technologies	128,611	2,302	126,309
Continuing	72,274	2,302	69,972
Discontinued	56,337	-	56,337

Total for the nine months ended March 31, 2019	317,573	8,055	309,518
Continuing	157,229	8,055	149,174
Discontinued	$160,344	$-	$160,344

19. Operating segments (continued)

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

The reconciliation of the reportable segments measures of profit or loss to income before income taxes for the three and nine months ended March 31, 2020 and 2019, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Reportable segments measure of profit or loss	$(10,010)	$(7,818)	$(9,152)	$(31,678)
Less: Discontinued operations: reportable segments measure of profit or loss	(2,753)	(11,986)	(14,568)	(38,796)
Continuing operations: reportable segments measure of profit or loss	(12,763)	(19,804)	(23,720)	(70,474)
Continuing operations : Operating income - Corporate/Eliminations	(1,449)	(3,972)	(7,348)	(12,102)
Change in fair value of equity securities	-	(26,263)	-	(42,099)
Gain on disposal of FIHRST	-	-	9,743	-
Interest income	570	1,204	2,015	4,436
Interest expense	(1,886)	(3,092)	(6,362)	(8,201)
Impairment of Cedar Cellular Note	-	(2,622)	-	(5,354)
Loss before income taxes	$(15,528)	$(54,549)	$(25,672)	$(133,794)

19. Operating segments (continued)

The following tables summarize segment information that is prepared in accordance with GAAP for the three and nine months ended March 31, 2020 and 2019, with the impact of the deconsolidation of Net1 Korea and DNI included in discontinued operations:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues
South African transaction processing	$19,883	$17,374	$59,632	$77,093
International transaction processing	20,608	34,358	88,988	111,869
Continuing	1,564	2,302	3,613	7,862
Discontinued	19,044	32,056	85,375	104,007
Financial inclusion and applied technologies	17,651	36,650	69,782	128,611
Continuing	17,651	18,808	69,782	72,274
Discontinued	-	17,842	-	56,337

Total	58,142	88,382	218,402	317,573
Continuing	39,098	38,484	133,027	157,229
Discontinued	19,044	49,898	85,375	160,344

Operating (loss) income
South African transaction processing (1)	(8,668)	(12,954)	(15,034)	(28,297)
International transaction processing	(415)	1,909	6,186	628
Continuing	(3,168)	(1,939)	(8,382)	(13,768)
Discontinued	2,753	3,848	14,568	14,396
Financial inclusion and applied technologies(1)	(927)	3,227	(304)	(4,009)
Continuing (1)	(927)	(4,911)	(304)	(28,409)
Discontinued	-	8,138	-	24,400

Subtotal: Operating segments	(10,010)	(7,818)	(9,152)	(31,678)
Corporate/Eliminations	(2,686)	(13,865)	(13,132)	(32,184)
Continuing	(1,449)	(3,972)	(7,348)	(12,102)
Discontinued	(1,237)	(9,893)	(5,784)	(20,082)

Total (1)	(12,696)	(21,683)	(22,284)	(63,862)
Continuing (1)	(14,212)	(23,776)	(31,068)	(82,576)
Discontinued	1,516	2,093	8,784	18,714

Depreciation and amortization
South African transaction processing	631	914	1,956	2,776
International transaction processing	917	2,367	4,294	7,937
Continuing	125	106	391	256
Discontinued	792	2,261	3,903	7,681
Financial inclusion and applied technologies	329	616	1,096	1,657
Continuing	329	349	1,096	1,044
Discontinued	-	267	-	613

Subtotal: Operating segments	1,877	3,897	7,346	12,370
Corporate/Eliminations	1,280	5,984	4,957	18,158
Continuing	68	1,973	208	5,008
Discontinued	1,212	4,011	4,749	13,150

Total	3,157	9,881	12,303	30,528
Continuing	1,153	3,342	3,651	9,084
Discontinued	2,004	6,539	8,652	21,444

Expenditures for long-lived assets
South African transaction processing	44	434	2,065	2,767
International transaction processing	985	712	2,278	2,353
Continuing	488	32	775	343
Discontinued	497	680	1,503	2,010
Financial inclusion and applied technologies	13	469	150	2,160
Continuing	13	61	150	1,429
Discontinued	-	408	-	731

Subtotal: Operating segments	1,042	1,615	4,493	7,280
Corporate/Eliminations	-	-	-	-
Total	1,042	1,615	4,493	7,280
Continuing	545	527	2,990	4,539
Discontinued	$497	$1,088	$1,503	$2,741

19. Operating segments (continued)

(1) South African transaction processing and Financial inclusion and applied technologies include retrenchment costs for the three months ended March 31, 2019 of: $2,972 (nine months: $3,673) and $1,570 (nine months: $1,570), respectively, for total retrenchment costs for the three months of $4,542 (nine months: $5,243). The retrenchment costs are included in selling, general and administration expense on the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2019.

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

For the three and nine months ended March 31, 2020, the Company's effective tax rate was impacted by the tax neutral disposal of FIHRST (refer to Note 2) (impacts nine months only), the non-deductible impairment losses, the on-going losses incurred by IPG and certain of its South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these businesses, non-deductible expenses, including transaction-related expenditure, and tax expense recorded by the Company's profitable businesses, primarily in South Africa.

For the three and nine months ended March 31, 2019, the Company's effective tax rate was adversely impacted by the valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by the Company's South African businesses, the non-deductible impairment losses, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on its South African long-term debt facility, which was partially offset by tax expense recorded by the Company's profitable businesses in South Africa. The deferred tax impact of the change in the fair value of the Company's investment in Cell C also impacted the Company's effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. The March 31, 2019, carrying value of the Company's investment in Cell C was less than its initial cost and therefore it has a potential capital gains benefit for tax purposes, however, the Company does not expect to generate any significant capital gains in the foreseeable future and provided a valuation allowance of $3.6 million related to this capital gains benefit deferred tax asset.

Uncertain tax positions

The Company had no significant uncertain tax positions during the three and nine months ended March 31, 2020, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

Following the deconsolidation of Net1 Korea, as of March 31, 2020 and June 30, 2019, the Company had no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of March 31, 2020, the Company's South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2016. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

21. Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company's customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

21. Commitments and contingencies (continued)

Guarantees (continued)

Nedbank has issued guarantees to these third parties amounting to ZAR 93.6 million ($5.2 million, translated at exchange rates applicable as of March 31, 2020) and thereby utilizing part of the Company's short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 93.6 million ($5.2 million, translated at exchange rates applicable as of March 31, 2020). The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of March 31, 2020. The maximum potential amount that the Company could pay under these guarantees is ZAR 93.6 million ($5.2 million, translated at exchange rates applicable as of March 31, 2020). The guarantees have reduced the amount available for borrowings under the Company's short-term credit facility described in Note 10.

Contingencies

The Company is subject to a variety of other insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

22.  Subsequent events

CPS put into business rescue

On February 5, 2020, the Constitutional Court of South Africa denied CPS's leave to appeal lower court judgments ordering CPS to repay additional implementation costs that SASSA paid to CPS in 2014, thereby exhausting all legal recourse for CPS in the matter and rendering CPS insolvent. CPS' board of directors has adopted a resolution to put CPS into business rescue under South African law and has filed the required resolution with the Companies and Intellectual Property Commission. On May 18, 2020, the resolution was officially registered and business rescue practitioners were appointed. The business rescue process can lead to either a compromise with creditors and a continuation of CPS' business or the liquidation of CPS. The Company is unable to predict the outcome of the business rescue process. The Company is currently evaluating the accounting implications of CPS being placed into business rescue.

Sale of redeemable common stock by Africa Capitalization Fund, Ltd

Holders of redeemable common stock have all the rights enjoyed by holders of common stock, however, holders of redeemable common stock have additional contractual rights. On April 11, 2016, the Company entered into a Subscription Agreement (the "Subscription Agreement") with International Finance Corporation, IFC African, Latin American and Caribbean Fund, LP, IFC Financial Institutions Growth Fund, LP, and Africa Capitalization Fund, Ltd. (collectively, the "IFC Investors"). Under the Subscription Agreement, the IFC Investors purchased, and the Company sold in the aggregate, approximately 9.98 million shares of the Company's common stock, par value $0.001 per share, at a price of $10.79 per share, for gross proceeds to the Company of approximately $107.7 million. The Company has accounted for these 9.98 million shares as redeemable common stock as a result of the put option discussed in Note 14 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019.

On May 19, 2020, the Africa Capitalization Fund, Ltd sold its entire holding of 2,103,169 shares of the Company's common stock and therefore the additional contractual rights, including the put option rights related to these 2,103,169 shares, have expired. The Company will reclassify $22.7 million related to these 2,103,169 shares sold from redeemable common stock to additional paid-in-capital during the fourth quarter of fiscal 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2019, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.-"Risk Factors" in this report and in our Annual Report on Form 10-K for the year ended June 30, 2019. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

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

Recent Developments

Impact of COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Our operations were impacted by government-imposed restrictions to contain the spread of the COVID-19 pandemic. Specifically, on March 27, 2020, the South African government imposed certain emergency measures to combat the spread of COVID-19, including implementation of travel bans and closures of factories, schools, public buildings, and businesses. Our businesses outside South Africa have also been affected and these operations and their employees are also complying with similar restrictions.

Business and operations

The restrictions limit movement of our customers and employees and govern the access that we and our customers and business partners have to our corporate head office and operating branches and offices. A number of our South African businesses have been classified as essential services and therefore we have been able to operate these businesses, including our EasyPay payment processing and value-added services operations, the operation of bank accounts and our national ATM network.

However, we were required to suspend our South African lending and other financial services activities to the extent that they operate through branches, and therefore we were prohibited from marketing and selling loans and other financial products on a face-to-face basis from the end of March 2020 and these restrictions remain in place at the time of this report. During April we developed a system to grant loans to repeat customers using mobile phone-based USSD strings, and this was launched through targeted SMS marketing in early May 2020. Collections of amounts due from existing loans at the end of March 31, 2020, were unaffected by the COVID-19 pandemic and government-imposed restrictions. We have considered the impact of COVID-19 on the collectability of the outstanding balance as of March 31, 2020, and determined that an increase in the allowance for doubtful finance loans receivable specifically related to the COVID-19 pandemic was not required. We have made this determination because we currently do not expect the pandemic to significantly impact our customer base's ability to repay amounts due over the next five months.

During the three months ended March 31, 2020, we experienced gross loan originations of approximately ZAR 80 to ZAR 110 million per month. We expect a stepped reduction in our lending revenue as the book unwinds and, assuming no lending activities during the next two quarters, would expect to record approximately 70% of the revenue related to the March 2020 book in the fourth quarter of fiscal 2020 and 30% in the first quarter of fiscal 2021. We expect that our lending book and revenue will increase once we are able to commence lending activities again, however, we are unable to predict the level of origination through the new distribution channel or when we will be able to commence face-to-face lending in branches again, or the expected growth rate in the lending book. We believe it prudent to hold sufficient cash reserves to fund our loan book once we are able to commence lending again. We believe that we will be able to more effectively and efficiently grow the loan book using our surplus cash reserves compared to using externally provided debt funding from financial institutions because we believe that negotiating funding arrangements may impact on our ability to rapidly grow our lending book without external interventions and limitations. We believe that there will be significant demand for these products once the operating restrictions are lifted, but that the credit criteria will need to be closely monitored.

We are currently also prohibited from charging certain banking-related fees to our South African customers. We estimate that we had to forgo cash withdrawal fees of approximately ZAR 8.2 million during the month of March 2020. We expect that we will forgo monthly cash withdrawal fees of between ZAR 18 to ZAR 20 million until we are allowed to charge our customers to withdraw cash from our ATM network once again. We do continue to earn interchange fees in respect of cash withdrawals from our ATMs performed by the customers of other issuers

Our South African insurance business has not experienced a significant increase in benefit claims, however, its ability to write new policies has been impacted by the temporary closure of our financial services branches and the mandatory requirement for our employees to remain at home.

IPG has been adversely impacted by the pandemic as its business development activities have been negatively affected by travel restrictions and it has been unable to commence direct marketing and the launching of new products and services. Furthermore, the processing volumes on the merchants it does service were affected by the retail operation restrictions in many countries.

We incurred in expenses of approximately ZAR 2.0 million directly related to responding to the pandemic's impact on our business during the third quarter of fiscal 2020. This expenditure related to the acquisition of sanitisers, masks and gloves for our employees and for the use of customers in our branches. Since March 31, 2020, we have incurred direct expenditure of approximately ZAR 1.0 million related to the purchase of thermometers to record and monitor our employees' temperature as mandated by certain South African lending regulations in order to identify COVID-19 infections.

We expect certain supply disruptions once government-imposed restrictions are lifted and there is an increase in consumer demand, however, we currently do not believe that these disruptions will significantly impact our operations.

Employees

We closed a number of our offices and operating locations in order to comply with government regulations and for the general well-being of our employees following the outbreak of the pandemic. Where possible, we have provided the necessary facilities (computer equipment, data cards etc.) for our employees to operate remotely. We have provided the necessary protective equipment and sanitization facilities for those employees that continue to operate within our offices and operating locations.

Cash resources and liquidity

We believe we have sufficient cash reserves to support us through the next twelve months following the disposal of Net1 Korea and DNI (refer to Note 2 and Note 6 to our unaudited condensed consolidated financial statements). Together with our existing cash reserves, we also believe that our credit facilities are sufficient to fund our ATM network.

Our cash generation will be impacted by our inability to operate unhindered and by fewer customers visiting our financial services locations. We expect that our South African cash reserves will increase over the next five months as our lending book unwinds and repayments are received but we expect to redeploy these cash reserves back into our lending business as soon as we are able to lend directly again. Our lending book peaked at approximately ZAR 370 million in the six months leading up to March 31, 2020, and we plan to grow this book to approximately ZAR 800 million within the first twelve months once we can commence lending again. Therefore, in the period from April 1, 2020 through to the earlier of when we are able to commence lending again and August 2020, we expect that we will receive cash inflows from the unwind of our lending book which can be used, together with our surplus cash reserves, to fund our operating activities due to the shortfall in lending revenue and transaction fees. However, once we commence lending again, we expect a sudden and significant operating cash outflow, which we will fund from existing cash reserves.

We believe that our South African insurance business is adequately capitalized and do not expect to have to provide additional funding to the business in the foreseeable future. We will continue to fund our European initiatives until they return to profitability.

Financial position and impairments

We do not believe that the pandemic has significantly impacted the carrying value of long-lived assets and equity method investments to date. We recorded non-COVID-19 related impairments in respect of certain of our equity-method investments - refer to Note 7 to our unaudited condensed consolidated financial statements and "-Critical Accounting Policies" below.

Control environment

We do not expect the pandemic to have a significant impact on our internal control environment.

While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our customers and other factors identified in Part II, Item 1A. "Risk Factors-The COVID-19 pandemic has disrupted our business and results of operations. We are unable to ascertain the impact the pandemic will have on our future financial position, operations, cash flows and stock price." in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Financial Inclusion Activities in South Africa

Having taken dramatic steps to reduce costs in our South African operations in fiscal 2019, our focus in fiscal 2020 has been to transition our South African financial inclusion activities towards a business-to-consumer, or B2C, model. We have developed new banking products in cooperation with Finbond and stabilized our financial services offerings, while continuing to make our distribution and infrastructure more efficient. Our ability to expand our account base and financial services offerings have been constrained by the availability of sufficient liquidity through March 2020. Following the asset disposals during the fiscal year, we intended to commence with the marketing of new account, payment and loan products in South Africa by injecting adequate liquidity to support such growth over the following twelve months. However, with South Africa going into a lockdown period as a result of COVID-19, we will only be able to commence with these activities once the government-imposed restrictions have been lifted as our targeted customers typically require face-to-face interactions.

Under the government-imposed restrictions due to COVID-19, we have been unable to grow our loan book during the lock down period as the face-to-face marketing and sales of loan and other financial products is prohibited, as well as having to waive fees on certain types of essential services such as ATM withdrawals by grant recipients during the lockdown period. The collectability and operations of existing loans have continued and we have not observed any operational or risk changes to our customer repayment behavior to date. As a result of these events, our loan book will shrink over the next quarter because loans will be repaid but not reissued. During the third quarter of fiscal 2020, we launched new loan products in collaboration with Finbond utilizing their balance sheet. These loans are to the higher , Living Standard Measure, or LSM, customers and therefore the first of our efforts to move up to a higher income customer segment. This initiative is also affected by the current lockdown regulations. We continue to work with Grindrod Bank on our ATM and other acquiring initiatives.

International Activities

IPG - IPG has completed its restructuring, and its newly developed issuing, acquiring and processing products, together with its new brand are ready for deployment. Bank Frick recently received authorization from Visa to conclude a Payment Facilitator agreement with IPG and we are now able to launch our new model with Bank Frick in earnest. We have also been engaging with other financial institutions around Payment Facilitator status and these discussions have progressed well, though with less strategic support or favorable commercials compared to our agreements with Bank Frick. With IPG's focus on European markets, our ability to rapidly scale this business is likely to be constrained by the current restrictions prevalent in many of the targeted territories. We are currently completing final tests on our first product in the crypto-currency/ blockchain market, which is expected to launch during the fourth quarter of fiscal 2020 and additional products are expected to follow later in the year.

Bank Frick - Following Net1's cancellation of its option to acquire a controlling interest in Bank Frick, the bank remains focused on serving financial intermediaries and further expanding its blockchain banking activities. It also remains the only bank in Liechtenstein to hold acquiring licenses from both Visa and MasterCard. During the year ended December 31, 2019, Bank Frick for the first time reported commission and service revenue that exceeded interest income. Assets under management for the year ended December 31, 2019 were CHF 2.7 billion, an increase of 3% year-over-year. Prior to the COVID-19 pandemic in Europe, Bank Frick had expected net income in the year ended December 31, 2020 to increase over 40% compared to 2019. However, its ability to meet this target will depend on the extent of the impact of COVID-19 on its operating environment and it is too early to make any assessment in this regard.

We will continue to collaborate with Bank Frick to introduce new payment and blockchain-related products.

Carbon - Prior to the outbreak of the COVID-19 pandemic and its resulting impact in Nigeria, Carbon had continued to report exponential sequential growth across all the key indicators of its business. However, it has reacted quickly to the changing circumstances, tightening lending criteria and communicating regularly with its customers, particularly as Nigeria faces the additional challenge of low oil prices. It has successfully raised local funding in recent months and was able to settle most of its U.S. dollar-denominated lending prior to the crisis. We believe it is well positioned to recommence its growth once conditions stabilize and it is looking to transform from a digital lender to a digital bank over the next few years.

India - Following MobiKwik's approval to become an issuer, we have made further progress on the relaunch of our virtual card project with them as the issuer, and anticipate that we will be in a position to start issuing cards in the second half of calendar year 2020. MobiKwik itself continues to perform ahead of expectations, primarily due to its successful transition to being a digital financial services provider. For the quarter ended March 31, 2020, MobiKwik recorded unaudited annualized gross revenue of $74 million, up from $38 million for the quarter ended March 31, 2019.

It has been contribution margin positive since October 2018 and has been at around cash EBITDA breakeven since the month of August 2019. COVID-19 is expected to have a positive impact on its payments business but a nationwide 180-day moratorium on all term loan repayments is likely to reduce top line growth in the June 2020 quarter. MobiKwik disbursed approximately 150,000 new loans per month during the March 2020 quarter.

Progress on corporate activities

We have executed a number of corporate actions in accordance with our strategic review over the past nine months:

Sale of KSNET in Korea - On March 9, 2020, we sold 100% of KSNET for approximately $237 million. Refer to Note 2 to our unaudited condensed consolidated financial statements for additional information regarding this transaction. Our Korean operation has been reported as a discontinued operation.

Disposal of DNI - On March 31, 2020, we agreed to sell our remaining interest in DNI for approximately $48.0 million. The transaction closed on April 1, 2020. Refer to Note 7 to our unaudited condensed consolidated financial statements for additional information regarding this transaction.

Cell C - We continued to carry the value of our Cell C investment at $0 (zero) as of March 31, 2020. Cell C has concluded its infrastructure sharing agreement with MTN, and is now focused on its recapitalization. While it remains in default on its various lending arrangements, Cell C and its lenders are working constructively towards formulating a recapitalization intended to ensure its long-term sustainability and allow Cell C to focus on its core business. Progress has been made over the last quarter assisted by an improved operating performance.

SASSA Contract Expiration

Although we have not been involved operationally with SASSA since September 30, 2018, we have been actively trying to resolve all legal and legacy outstanding items to allow us to focus on our core business. All developments during the third quarter of 2020 regarding various issues and disputes related to the expired SASSA contract involve legal proceedings and are discussed under Part II, Item 1.-" Legal Proceedings".

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities, including uncertainty in the current economic environment due to the recent outbreak of COVID-19. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management's judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques.

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

In addition, we identified the following policy with respect to the recoverability of equity-accounted investments as a new critical accounting policy.

Recoverability of equity-accounted investments

We review our equity-accounted investments for impairment whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. In performing this review, we are required to estimate the fair value of our equity-accounted investments. The determination of the fair value of our equity-accounted investments requires us to make significant judgments and estimates. In determining the fair value of certain of our equity-accounted investments, we have considered (i) for DNI specifically, the fair value of consideration received on April 1, 2020, adjusted for the accumulated foreign currency translation reserve (iii) and the net asset value of the equity-accounted investment being assessed as a proxy of fair value because reasonable cash flows forecasts are not available, (ii) price/ book multiples applicable to peer and industry comparables of certain of our equity-accounted investments. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

We performed an impairment assessment as of March 31, 2020, for certain of our equity-accounted investments following the identification of certain impairment indicators. The results of our impairment tests as of March 31, 2020, resulted in impairments of $27.8 million related to our equity-accounted investments, as discussed in Note 7 to our unaudited condensed consolidated financial statements.

Recent accounting pronouncements adopted

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our unaudited condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted as of March 31, 2020

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2020, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year end
	March 31,		March 31,		June 30,
	2020	2019	2020	2019	2019
ZAR : $ average exchange rate	15.3728	14.0207	14.9191	14.1319	14.1926
Highest ZAR : $ rate during period	17.9224	14.6337	17.9224	15.4335	15.4335
Lowest ZAR : $ rate during period	13.9996	13.3064	13.8973	13.1528	13.1528
Rate at end of period	17.8922	14.4789	17.8922	14.4789	14.0840

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the March 31, 2020 and June 30, 2019, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Nine months ended		Year end
Table 2	March 31,		March 31,		June 30,
	2020	2019	2020	2019	2019
Income and expense items: $1 = ZAR	15.3667	14.1703	15.9596	14.2665	14.2688

Balance sheet items: $1 = ZAR	17.8922	14.4789	17.8922	14.4789	14.0840

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

We disposed of our Korean operation in the third quarter of fiscal 2020 and it has been presented as a discontinued operation for fiscal 2020 and 2019. We used the equity method to account for DNI in fiscal 2020 and accounted for DNI as a discontinued operation in fiscal 2019. We disposed of FIHRST during the second quarter of fiscal 2020 and its contribution to our reported results is excluded from December 1, 2019.

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

Third quarter of fiscal 2020 compared to third quarter of fiscal 2019

The following factors had a significant impact on our results of operations for our continuing operations during the third quarter of fiscal 2020 as compared with the same period in the prior year:

• Higher revenue: Our revenues increased 8% in ZAR primarily due to higher South African transaction fees, partially offset by lower ad-hoc technology sales and lower processing volumes at IPG;

• Ongoing operating losses: While operating costs have reduced significantly, we continue to experience operating losses in South Africa and at IPG, as a result of depressed revenues, coupled with a high fixed-cost infrastructure. We also recorded impairment losses of $6.3 million during the third quarter of fiscal 2020; and

• Adverse foreign exchange movements: The U.S. dollar appreciated 8% against the ZAR during the third quarter of fiscal 2020, which adversely impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In United States Dollars (US GAAP)
	Three months ended March 31,
	2020(A)	2019(A)
		(as restated)(B)	$ %
	$ '000	$ '000	change
Revenue	36,514	36,586	(0%)
Cost of goods sold, IT processing, servicing and support	25,783	29,423	(12%)
Selling, general and administration	17,454	27,597	(37%)
Depreciation and amortization	1,153	3,342	(65%)
Impairment loss	6,336	-	nm
Operating loss	(14,212)	(23,776)	(40%)
Change in fair value of equity securities	-	(26,263)	nm
Interest income	570	1,204	(53%)
Interest expense	1,886	3,092	(39%)
Impairment of Cedar Cellular note	-	2,622	nm
Loss before income taxes	(15,528)	(54,549)	(72%)
Income tax expense (benefit)	640	(3,551)	nm
Net loss before loss from equity-accounted investments	(16,168)	(50,998)	(68%)
Loss from equity-accounted investments	(32,193)	(537)	5,895%
Net loss from continuing operations	(48,361)	(51,535)	(6%)
Net income from discontinued operations	747	1,163	(36%)
Gain (Loss) from disposal of discontinued operations, net of tax	12,733	(9,175)	nm
Net loss	(34,881)	(59,547)	(41%)
Less net income attributable to non-controlling interest	-	(728)	nm
Continuing	-	(485)	nm
Discontinued	-	(243)	nm
Net (loss) income attributable to us	(34,881)	(58,819)	(41%)
Continuing	(48,361)	(51,050)	(5%)
Discontinued	13,480	(7,769)	nm

(A) Refer to Note 2 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.
(B) Refer to Note 1.

Table 4	In South African Rand (US GAAP)
	Three months ended March 31,
	2020(A)	2019(A)
		(as restated)(B)	ZAR %
	ZAR '000	ZAR '000	change
Revenue	561,100	518,504	8%
Cost of goods sold, IT processing, servicing and support	396,200	416,989	(5%)
Selling, general and administration	268,210	391,110	(31%)
Depreciation and amortization	17,718	47,363	(63%)
Impairment loss	97,363	-	nm
Operating loss	(218,391)	(336,958)	(35%)
Change in fair value of equity securities	-	(372,204)	nm
Interest income	8,759	17,064	(49%)
Interest expense	28,982	43,820	(34%)
Impairment of Cedar Cellular note	-	37,160	nm
Loss before income taxes	(238,614)	(773,078)	(69%)
Income tax expense (benefit)	9,835	(50,325)	nm
Net loss before loss from equity-accounted investments	(248,449)	(722,753)	(66%)
Loss from equity-accounted investments	(494,700)	(7,610)	6,401%
Net loss from continuing operations	(743,149)	(730,363)	2%
Net income from discontinued operations	11,479	16,482	(30%)
Gain (Loss) from disposal of discontinued operations, net of tax	195,664	(130,030)	nm
Net loss	(536,006)	(843,911)	(36%)
Less net income attributable to non-controlling interest	-	(10,317)	nm
Continuing	-	(6,874)	nm
Discontinued	-	(3,443)	nm
Net (loss) income attributable to us	(536,006)	(833,594)	(36%)
Continuing	(743,149)	(723,489)	3%
Discontinued	207,143	(110,105)	nm

(A) Refer to Note 2 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Refer to Note 1.

The increase in revenue was primarily due to an increase in South African transaction fees, driven primarily by an increase in ATM transaction volumes, but partially offset by a lower contribution from IPG and fewer technology sales.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to lower costs incurred to operate our South African infrastructure, following the extensive restructuring performed last year.

The decrease in selling, general and administration expense was primarily due to lower costs incurred by our South Africa business as we transition our business strategy in South Africa. This resulted in lower fixed costs (including premises and staff costs) during the third quarter of fiscal 2020. During the third quarter of fiscal 2019, we also incurred retrenchment costs of $4.5 million (ZAR 63.8 million).

Depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated during the third quarter of fiscal 2020.

During the third quarter of fiscal 2020, we recorded an impairment loss of $5.6 million related to the impairment of a portion of our EasyPay business unit's allocated goodwill and a $0.7 million impairment loss related to our Maltese e-money license (refer to Note 8).

Our operating loss margin for the third quarter of fiscal 2020 and 2019 was (38.9%) and (65.0%), respectively. We discuss the components of operating income margin under "-Results of operations by operating segment."

There was no change in the fair value of equity securities during the third quarter of fiscal 2020. We continue to carry our investment in Cell C at $0 (zero). The change in fair value of equity securities during the third quarter of fiscal 2019 represented a non-cash fair value adjustment loss related to Cell C. Refer to Note 6 of our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation.

Interest on surplus cash decreased to $0.6 million (ZAR 8.8 million) from $1.2 million (ZAR 17.1 million), due primarily to the lower average daily cash balances and cash used to fund the operating losses in the South African operations.

Interest expense decreased to $1.9 million (ZAR 29.0 million) from $3.1 million (ZAR 43.8 million), due to a reduction in our long-term South African debt, but partially offset by higher interest expense related to cash borrowed to stock our ATMs and utilization of our overdraft facilities.

During the third quarter of fiscal 2019, we recorded an impairment loss of $2.6 million related to our Cedar Cellular note as discussed in Note 7 of our unaudited condensed consolidated financial statements.

Fiscal 2020 tax expense was $0.6 million (ZAR 9.8 million) compared to an income tax benefit of $(3.6) million (ZAR (50.3) million) in fiscal 2019. Our effective tax rate for fiscal 2020, was impacted by non-deductible impairment losses, on-going losses incurred by IPG and certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding those net operating losses, non-deductible expenses, including transaction-related expenditure, and tax expense recorded by our profitable businesses in South Africa.

Our effective tax rate for fiscal 2019 was adversely impacted by the valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by our South African businesses, non-deductible impairment losses, and non-deductible expenses, including transaction-related expenditure, non-deductible interest on our South African long-term debt facility, and the tax expense recorded by our profitable businesses in South Africa. The deferred tax impact of the change in the fair value of our investment in Cell C also impacted the effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. The March 31, 2019, carrying value of our investment in Cell C was less than its initial cost and therefore it has a capital loss for tax purposes. However, we did not expect to generate any significant capital gains in the foreseeable future and provided a valuation allowance of $3.6 million related to this capital loss deferred tax asset.

DNI was accounted for using the equity method during the third quarter of fiscal 2020. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended March 31,
	2020	2019	$ %
	$ '000	$ '000	change
DNI	(10,852)	-	nm
Share of net income	1,563	-	nm
Amortization of intangible assets, net of deferred tax	(419)	-	nm
Impairment	(11,996)	-	nm
Bank Frick	(18,393)	(90)	20,337%
Share of net income	15	52	(71%)
Amortization of intangible assets, net of deferred tax	(147)	(142)	4%
Impairment	(18,261)	-	nm
Other	(2,948)	(447)	560%
Share of net loss	(448)	(447)	0%
Impairment	(2,500)	-	nm
	(32,193)	(537)	5,895%

Refer to Note 7 of our unaudited condensed consolidated financial statements for additional information related to the impairment of certain of our equity-accounted investments.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In United States Dollars (US GAAP)

	Three months ended March 31,
	2020	% of	2019	% of	% change
Operating Segment	$ '000	total	$ '000	total
Consolidated revenue:
South African transaction processing	19,883	36%	17,374	20%	14%
International transaction processing	20,608	37%	34,358	40%	(40%)
Continuing	1,564	3%	2,302	3%	(32%)
Discontinued	19,044	34%	32,056	37%	(41%)
Financial inclusion and applied technologies	17,651	32%	36,650	42%	(52%)
Continuing	17,651	32%	18,808	21%	(6%)
Discontinued	-	-	17,842	21%	nm
Subtotal: Operating segments	58,142	142%	88,382	142%	(34%)
Corporate/Eliminations	(2,584)	(42%)	(1,898)	(42%)	36%
Total consolidated revenue	55,558	100%	86,484	100%	(36%)
Continuing	36,514	66%	36,586	42%	(0%)
Discontinued	19,044	34%	49,898	58%	(62%)
Consolidated operating (loss) income:					nm
South African transaction processing	(8,668)	68%	(12,954)	60%	(33%)
International transaction processing	(415)	3%	1,909	(9%)	nm
Continuing	(3,168)	25%	(1,939)	9%	63%
Discontinued	2,753	(22%)	3,848	(18%)	(28%)
Financial inclusion and applied technologies	(927)	7%	3,227	(15%)	nm
Continuing	(927)	7%	(4,911)	23%	(81%)
Discontinued	-	-	8,138	(38%)	nm
Subtotal: Operating segments	(10,010)	81%	(7,818)	27%	28%
Corporate/eliminations	(2,686)	19%	(13,865)	73%	(81%)
Continuing	(1,449)	9%	(3,972)	27%	(64%)
Discontinued	(1,237)	10%	(9,893)	46%	(87%)
Total consolidated operating (loss) income	(12,696)	100%	(21,683)	100%	(41%)
Continuing	(14,212)	112%	(23,776)	110%	(40%)
Discontinued	1,516	(12%)	2,093	(10%)	(28%)

Table 7	In South African Rand (US GAAP)

	Three months ended March 31,
	2020	% of	2019	% of	% change
Operating Segment	ZAR '000	total	ZAR '000	total
Consolidated revenue:
South African transaction processing	305,536	36%	246,228	20%	24%
International transaction processing	316,677	37%	486,928	40%	(35%)
Continuing	24,034	3%	32,624	3%	(26%)
Discontinued	292,643	34%	454,304	37%	(36%)
Financial inclusion and applied technologies	271,238	32%	519,411	42%	(48%)
Continuing	271,238	32%	266,551	21%	2%
Discontinued	-	-	252,860	21%	nm
Subtotal: Operating segments	1,210,128	142%	1,739,495	142%	(30%)
Corporate/Eliminations	(39,708)	(42%)	(26,899)	(42%)	48%
Total consolidated revenue	853,743	100%	1,225,669	100%	(30%)
Continuing	561,100	66%	518,504	42%	8%
Discontinued	292,643	34%	707,164	58%	(59%)
Consolidated operating (loss) income:					nm
South African transaction processing	(133,199)	68%	(183,587)	60%	(27%)
International transaction processing	(6,377)	3%	27,055	(9%)	nm
Continuing	(48,682)	25%	(27,480)	9%	77%
Discontinued	42,305	(22%)	54,535	(18%)	(22%)
Financial inclusion and applied technologies	(14,245)	7%	45,734	(15%)	nm
Continuing	(14,245)	7%	(69,600)	23%	(80%)
Discontinued	-	-	115,333	(38%)	nm
Subtotal: Operating segments	(153,821)	81%	(110,798)	27%	39%
Corporate/eliminations	(41,275)	19%	(196,498)	73%	(79%)
Continuing	(22,266)	9%	(56,292)	27%	(60%)
Discontinued	(19,009)	10%	(140,206)	46%	(86%)
Total consolidated operating (loss) income	(195,096)	100%	(307,296)	100%	(37%)
Continuing	(218,392)	112%	(336,958)	110%	(35%)
Discontinued	23,296	(12%)	29,662	(10%)	(21%)

South African transaction processing

The increase in segment revenue was primarily due to an increase in transactions performed through our ATM network, but partially offset by lower fees as a result of fewer EPE and SASSA accounts. Our revenue for the third quarter of fiscal 2020 was adversely impacted by ZAR 8.2 million ($0.5 million) as a result of the COVID-19 pandemic as we were unable to charge certain cash withdrawal fees to customers as a result of the lockdown during the last few days of March 2020. Excluding the impact of the $5.6 million EasyPay goodwill impairment loss, our South African transaction processing operating segment revenue and operating loss have been adversely impacted by the loss of EPE and SASSA customers. The reduced operating loss in the segment is due to the cost cutting that has occurred over the last 12 months.

Our operating loss margin for the third quarter of fiscal 2020 and 2019 was (43.6%) and (74.6%), respectively. Our operating loss margin for the third quarter of fiscal 2020 excluding the goodwill impairment of $5.6 million was (15.5%).

International transaction-based activities

Segment revenue from continuing operations was lower during the third quarter of fiscal 2020, primarily due to an ongoing contraction in IPG transaction volumes. Operating loss from continuing operations during the third quarter of fiscal 2020 increased compared with fiscal 2019 due to higher operating losses incurred by IPG, reflecting the high fixed costs component of the business.

Our operating loss margin for the third quarter of fiscal 2020 and 2019 was (202.6%) and (84.2%), respectively.

Financial inclusion and applied technologies

In ZAR, segment revenue from continuing operations increased modestly primarily due to higher terminal sales and insurance revenue. Lending and prepaid sales were consistent with the third quarter of fiscal 2019. Operating income for the third quarter of fiscal 2019 included retrenchment costs of $1.6 million (ZAR 22.1 million). Operating loss from continuing operations for the third quarter of fiscal 2020 improved compared with fiscal 2019 due to the contribution from the terminal sales, a recovery of bad debts previously written off and no retrenchment costs.

Our operating income margin from continuing operations for the Financial inclusion and applied technologies segment was (5.3%) and (26.1%) during the third quarter of fiscal 2020 and 2019, respectively.

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

Our corporate expenses decreased primarily due to lower acquired intangible asset amortization expense related to intangible assets that were fully amortized during fiscal 2019 and unrealized foreign currency gains recorded resulting from the strengthening of the U.S. dollar, but partially offset by a $0.7 million impairment loss.

Year to date fiscal 2020 compared to year to date fiscal 2019

The following factors had a significant impact on our results of operations for our continuing operations during the year to date fiscal 2020 as compared with the same period in the prior year:

• Decline in revenue: Our revenues declined 6% in ZAR primarily due to the expiration of our SASSA contract, the decline in EPE account numbers driven by SASSA's auto-migration of accounts to SAPO, and a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, but partially offset by higher terminal and prepaid airtime sales;

• Ongoing operating losses: We continue to experience operating losses primarily in South Africa as a result of lower revenues, coupled with a high fixed-cost infrastructure. We also recorded impairment losses of $6.3 million and $8.2 million, during the year to date fiscal 2020 and 2019, respectively;

• Gain on disposal of FIHRST: We recorded a gain of $9.7 million related to the disposal of FIHRST in December 2019;

• Higher net interest expense: Net interest expense increased due to lower average cash balances and higher short-term borrowing to fund ATMs and utilization of our overdrafts, but was partially offset by the repayment of our long-term debt in the second half of fiscal 2019;

• Adverse foreign exchange movements: The U.S. dollar appreciated 12% against the ZAR compared to the same period in fiscal 2019, which adversely impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 8	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2020(A)	2019(A)
		(as restated)(B)	$ %
	$ '000	$ '000	change
Revenue	125,019	149,174	(16%)
Cost of goods sold, IT processing, servicing and support	86,606	103,471	(16%)
Selling, general and administration	59,494	111,004	(46%)
Depreciation and amortization	3,651	9,084	(60%)
Impairment loss	6,336	8,191	(23%)
Operating loss	(31,068)	(82,576)	(62%)
Change in fair value of equity securities	-	(42,099)	nm
Gain on disposal of FIHRST	9,743	-	nm
Interest income	2,015	4,436	(55%)
Interest expense	6,362	8,201	(22%)
Impairment of Cedar Cellular note	-	5,354	nm
Loss before income taxes	(25,672)	(133,794)	(81%)
Income tax expense	2,317	(5,344)	nm
Net loss before loss from equity-accounted investments	(27,989)	(128,450)	(78%)
Loss from equity-accounted investments	(30,624)	(353)	8,575%
Net loss from continuing operations	(58,613)	(128,803)	(54%)
Net income from discontinued operations	6,402	12,358	(48%)
Gain (Loss) from disposal of discontinued operations, net of tax	12,733	(9,175)	nm
Net loss	(39,478)	(125,620)	(69%)
Less (Add) net income (loss) attributable to non-controlling interest	-	2,339	nm
Continuing	-	(1,362)	nm
Discontinued	-	3,701	nm
Net (loss) income attributable to us	(39,478)	(127,959)	(69%)
Continuing	(58,613)	(127,441)	(54%)
Discontinued	19,135	(518)	nm

(A) Refer to Note 2 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Refer to Note 1.

Table 9	In South African Rand (US GAAP)
	Nine months ended March 31,
	2020(A)	2019(A)
		(as restated)(B)	ZAR %
	ZAR '000	ZAR '000	change
Revenue	1,995,253	2,128,295	(6%)
Cost of goods sold, IT processing, servicing and support	1,382,198	1,476,241	(6%)
Selling, general and administration	949,500	1,583,717	(40%)
Depreciation and amortization	58,268	129,603	(55%)
Impairment loss	101,120	116,863	(13%)
Operating loss	(495,833)	(1,178,129)	(58%)
Change in fair value of equity securities	-	(600,635)	nm
Gain on disposal of FIHRST	155,494	-	nm
Interest income	32,159	63,290	(49%)
Interest expense	101,535	117,005	(13%)
Impairment of Cedar Cellular note	-	76,387	nm
Loss before income taxes	(409,715)	(2,035,446)	(80%)
Income tax expense	36,978	(76,244)	nm
Net loss before loss from equity-accounted investments	(446,693)	(1,959,202)	(77%)
Loss from equity-accounted investments	(488,747)	(5,036)	9,605%
Net loss from continuing operations	(935,440)	(1,964,238)	(52%)
Net income from discontinued operations	102,173	176,314	(42%)
Gain (Loss) from disposal of discontinued operations, net of tax	203,214	(130,902)	nm
Net loss	(630,053)	(1,918,826)	(67%)
Less (Add) net income (loss) attributable to non-controlling interest	-	33,371	nm
Continuing	-	(19,432)	nm
Discontinued	-	52,803	nm
Net (loss) income attributable to us	(630,053)	(1,952,197)	(68%)
Continuing	(935,440)	(1,944,806)	(52%)
Discontinued	305,387	(7,391)	nm

(A) Refer to Note 2 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Refer to Note 1.

The decrease in revenue was primarily due to the expiration of our SASSA contract, the decline in EPE account numbers driven by SASSA's auto-migration of accounts to SAPO, and a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, but partially offset by higher terminal and prepaid airtime sales.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transaction costs incurred by us, but partially offset by higher costs related to terminal and prepaid airtime sales.

The decrease in selling, general and administration expense was primarily due to lower fixed costs (including premises and staff costs) incurred during the year to date fiscal 2020. Our year to date fiscal 2019 expense includes an increase in our allowance for doubtful finance loans receivable of approximately $23.4 million (resulting from SASSA's auto-migration of EPE accounts) and the payment of $5.2 million (ZAR 73.7 million) of retrenchment packages.

Depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated during the year to date fiscal 2020.

During the year to date fiscal 2020, we recorded an impairment loss of $5.6 million related to the impairment of a portion of our EasyPay business unit's allocated goodwill and a $0.7 million impairment loss related to our Maltese e-money license (refer to Note 8). During the year to date fiscal 2019, we recorded an impairment loss of $8.2 million, which included $7.0 million related to the entire amount of IPG goodwill.

Our operating loss margin for the year to date fiscal 2020 and 2019 was (24.9%) and (55.4%), respectively. We discuss the components of operating income margin under "-Results of operations by operating segment."

The change in fair value of equity securities represents a non-cash fair value adjustment loss related to Cell C during the year to date fiscal 2019. Refer to Note 6 of our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation.

We recorded a gain of $9.7 million related to the disposal of FIHRST during the year to date fiscal 2020.

Interest on surplus cash decreased to $2.0 million (ZAR 32.2 million) from $4.4 million (ZAR 63.3 million), due primarily to the lower average daily cash balances and cash used to fund the operating losses in the South African operations.

Interest expense decreased to $6.4 million (ZAR 101.5 million) from $8.2 million (ZAR 117.0 million), due to a reduction in our long-term South African debt, partially offset by interest expense related to cash borrowed to stock our ATMs and utilization of our overdraft facilities.

During the year to date fiscal 2019, we recorded an impairment loss of $5.4 million related to our Cedar Cellular note as discussed in Note 7 of our unaudited condensed consolidated financial statements.

Fiscal 2020 tax expense was $2.3 million (ZAR 37.0 million) compared to $(5.3) million (ZAR (76.2) million) in fiscal 2019. Our effective tax rate for fiscal 2020, was impacted by the tax neutral disposal of FIHRST, non-deductible impairment losses, the on-going losses incurred by IPG and certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding those net operating losses, non-deductible expenses, including transaction-related expenditure, and the tax expense recorded by our profitable businesses, primarily in South Africa.

Our effective tax rate for fiscal 2019 was adversely impacted by the valuation allowances created related to the deferred tax assets recognized in respect of net operating losses incurred by our South African businesses, non-deductible impairment losses, and non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility, and the tax expense recorded by our profitable businesses in South Africa. The deferred tax impact of the change in the fair value of our investment in Cell C also impacted the effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. The March 31, 2019, carrying value of our investment in Cell C was less than its initial cost and therefore it has a capital loss for tax purposes, however, we did not expect to generate any significant capital gains in the foreseeable future and provided a valuation allowance of $3.6 million related to this capital loss deferred tax asset.

DNI was accounted for using the equity method during the year to date fiscal 2020. The accounting for DNI as a discontinued operation has adversely impacted the comparability of our (loss) earnings from equity-accounted investments during the year to date fiscal 2020. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 10	Nine months ended March 31,
	2020	2019
	$ '000	$ '000	$ % change
DNI	(9,744)	-	nm
Share of net income	4,676	-	nm
Amortization of intangible assets, net of deferred tax	(1,350)	-	nm
Impairment	(13,070)	-	nm
Bank Frick	(17,924)	(1,895)	846%
Share of net income	770	616	25%
Amortization of intangible assets, net of deferred tax	(433)	(427)	1%
Impairment	(18,261)	-	nm
Other	-	(2,084)	nm
Finbond	491	1,875	(74%)
Other	(3,447)	(333)	935%
Share of net loss	(947)	(333)	184%
Impairment	(2,500)	-	nm
	(30,624)	(353)	nm

Refer to Note 7 of our unaudited condensed consolidated financial statements for additional information related to the impairment of certain of our equity-accounted investments.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 11	In United States Dollars (US GAAP)

	Nine months ended March 31,
	2020	% of	2019	% of	%
Operating Segment	$ '000	total	$ '000	total	change
Consolidated revenue:
South African transaction processing	59,632	28%	77,093	25%	(23%)
International transaction processing	88,988	42%	111,869	36%	(20%)
Continuing	3,613	1%	7,862	2%	(54%)
Discontinued	85,375	41%	104,007	34%	(18%)
Financial inclusion and applied technologies	69,782	33%	128,611	42%	(46%)
Continuing	69,782	33%	72,274	24%	(3%)
Discontinued	-	-	56,337	18%	nm
Subtotal: Operating segments	218,402	145%	317,573	139%	(31%)
Corporate/Eliminations	(8,008)	(45%)	(8,055)	(39%)	(1%)
Total consolidated revenue	210,394	100%	309,518	100%	(32%)
Continuing	125,019	59%	149,174	48%	(16%)
Discontinued	85,375	41%	160,344	52%	(47%)
Consolidated operating (loss) income:					nm
South African transaction processing	(15,034)	67%	(28,297)	44%	(47%)
International transaction processing	6,186	(28%)	628	(1%)	885%
Continuing	(8,382)	37%	(13,768)	22%	(39%)
Discontinued	14,568	(65%)	14,396	(23%)	1%
Financial inclusion and applied technologies	(304)	1%	(4,009)	6%	(92%)
Continuing	(304)	1%	(28,409)	44%	(99%)
Discontinued	-	-	24,400	(38%)	nm
Subtotal: Operating segments	(9,152)	12%	(31,678)	48%	(71%)
Corporate/eliminations	(13,132)	88%	(32,184)	52%	(59%)
Continuing	(7,348)	62%	(12,102)	21%	(39%)
Discontinued	(5,784)	26%	(20,082)	31%	(71%)
Total consolidated operating (loss) income	(22,284)	100%	(63,862)	100%	(65%)
Continuing	(31,068)	139%	(82,576)	129%	(62%)
Discontinued	8,784	(39%)	18,714	(29%)	(53%)

Table 12	In South African Rand (US GAAP)

	Nine months ended March 31,
	2020	% of	2019	% of	% change
Operating Segment	ZAR '000	total	ZAR '000	total
Consolidated revenue:
South African transaction processing	951,703	28%	1,099,901	25%	(13%)
International transaction processing	1,420,213	42%	1,596,057	36%	(11%)
Continuing	57,662	1%	112,168	2%	(49%)
Discontinued	1,362,551	41%	1,483,889	34%	(8%)
Financial inclusion and applied technologies	1,113,693	33%	1,834,919	42%	(39%)
Continuing	1,113,693	33%	1,031,148	24%	8%
Discontinued	-	-	803,771	18%	nm
Subtotal: Operating segments	3,485,609	145%	4,530,877	139%	(23%)
Corporate/Eliminations	(127,804)	(45%)	(114,922)	(39%)	11%
Total consolidated revenue	3,357,805	100%	4,415,955	100%	(24%)
Continuing	1,995,254	59%	2,128,295	48%	(6%)
Discontinued	1,362,551	41%	2,287,660	52%	(40%)
Consolidated operating (loss) income:					nm
South African transaction processing	(239,937)	67%	(403,719)	44%	(41%)
International transaction processing	98,726	(28%)	8,960	(1%)	1,002%
Continuing	(133,773)	37%	(196,431)	22%	(32%)
Discontinued	232,499	(65%)	205,391	(23%)	13%
Financial inclusion and applied technologies	(4,852)	1%	(57,197)	6%	(92%)
Continuing	(4,852)	1%	(405,317)	44%	(99%)
Discontinued	-	-	348,120	(38%)	nm
Subtotal: Operating segments	(146,063)	12%	(451,956)	48%	(68%)
Corporate/eliminations	(209,581)	88%	(459,176)	52%	(54%)
Continuing	(117,271)	62%	(172,662)	21%	(32%)
Discontinued	(92,310)	26%	(286,514)	31%	(68%)
Total consolidated operating (loss) income	(355,644)	100%	(911,132)	100%	(61%)
Continuing	(495,833)	139%	(1,178,129)	129%	(58%)
Discontinued	140,189	(39%)	266,997	(29%)	(47%)

South African transaction processing

The decrease in segment revenue was primarily due to fewer transactions performed at our ATM base and lower fees as a result of fewer EPE and SASSA accounts. Our South African transaction processing operating segment revenue and operating loss have been adversely impacted by the loss of EPE customers as a result of SASSA's auto-migration of accounts to SAPO. Excluding the impact of the $5.6 million EasyPay goodwill impairment loss, the reduction in operating losses in the segment reflects the cost reductions that have occurred over the last 12 months. Operating income for this operating segment for the year to date fiscal 2019 included retrenchment costs of $3.7 million (ZAR 51.6 million).

Our operating loss margin for the year to date fiscal 2020 and 2019 was (25.2%) and (36.7%), respectively. Our operating loss margin for the year to date fiscal 2020 excluding the goodwill impairment of $5.6 million was (15.8%) and for 2019 it was (31.9%) excluding the retrenchment costs of $3.7 million.

International transaction-based activities

Segment revenue from continuing operations was lower during the third quarter of fiscal 2020, primarily due to an ongoing contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China and ACH processing activity. Excluding the adverse impact of the $7.0 million impairment loss incurred in fiscal 2019, the operating loss from continuing operations during the year to date fiscal 2020 increased compared with fiscal 2019 due to higher operating losses incurred by IPG.

Our operating loss margin for the year to date fiscal 2020 and 2019 was 7.0% and 0.6%, respectively.

Financial inclusion and applied technologies

In ZAR, segment revenue from continuing operations increased due to higher terminal and prepaid airtime sales, partially offset by lower lending revenue and insurance revenue as a result of fewer customers, and a decrease in inter-segment revenues. Our lending and insurance books have improved through fiscal 2020, and the positive contribution from terminal sales as well as our cost reduction efforts of the last 12 months have contributed to a reduction in the segment's operating loss. Operating loss from continuing operations for the year to date fiscal 2019 includes an allowance for doubtful finance loans receivable of $23.4 million (ZAR 335.5 million) recognized in the second quarter. Operating income for the year to date fiscal 2019 included retrenchment costs of $1.6 million (ZAR 22.1 million).

Our operating loss margin from continuing operations for the Financial inclusion and applied technologies segment was (0.4%) and (39.3%) during the year to date fiscal 2020 and 2019, respectively. Our operating loss margin for the year to date fiscal 2019 excluding the allowance for doubtful finance loans receivable of $23.4 million and the retrenchments costs of $1.6 million was (4.7%).

Corporate/Eliminations

Our corporate expenses decreased primarily due to lower acquired intangible asset amortization expense related to intangible assets that were fully amortized during fiscal 2019, partially offset by higher transaction-related expenditures and a $0.7 million impairment loss.

Liquidity and Capital Resources

At March 31, 2020, our cash and cash equivalents were $209.3 million and comprised of U.S. dollar-denominated balances of $192.0 million, ZAR-denominated balances of ZAR 236.5 million ($13.2 million), and other currency deposits, primarily Botswana pula, of $4.1 million, all amounts translated at exchange rates applicable as of March 31, 2020. The increase in our unrestricted cash balances from June 30, 2019, was primarily due to the sale of our Korean operations, repayment of a loan outstanding by DNI, which was partially offset by weak trading activities, repayment of our short-term borrowings, capital expenditures, and an additional investment in V2.

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

Available short-term borrowings

We have a short-term South African credit facility with Nedbank of up to ZAR 450.0 million ($25.2 million), which is comprised of an overdraft facility of (i) up to ZAR 300.0 million ($16.8 million), which is further split into (a) a ZAR 250.0 million ($14.0 million) overdraft facility which may only be used to fund mobile ATMs and (b) a ZAR 50.0 million ($2.8 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150.0 million ($8.4 million), which include letters of guarantee, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund our ATMs is considered restricted cash. As of March 31, 2020, the interest rate on the overdraft facility was 7.60%, and reduced to 6.60% on April 15, 2020, and to 6.10% on May 22, 2020, following reductions in the South African repo rate. As of March 31, 2020, we had utilized approximately ZAR 127.1 million ($7.1 million) of our ZAR 250.0 million overdraft facility to fund ATMs, and none of our ZAR 50.0 million general banking facility. As of March 31, 2020, we had utilized approximately ZAR 93.6 million ($5.2 million) of the indirect and derivative facilities to support guarantees issued by Nedbank to various third parties on our behalf.

We also have a short-term South African credit facility with RMB of ZAR 1.2 billion ($67.1 million) which may only be used to fund our fixed ATMs in South Africa. As of March 31, 2020, the interest rate on the facility was 8.75% (South African prime) and reduced to 7.75% on April 15, 2020, and to 7.25% on May 22, 2020, following reductions in the South African repo rate. As of March 31, 2020, we had utilized approximately ZAR 0.8 billion ($44.3 million) of this facility.

Restricted cash

We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of March 31, 2020, includes restricted cash of approximately $51.4 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our unaudited consolidated balance sheet.

Cash flows from operating activities

Third quarter

Net cash used in operating activities during the third quarter of fiscal 2020 was $4.2 million (ZAR 64.5 million) compared to $14.1 million (ZAR 200.3 million) during the third quarter of fiscal 2019. Our cash used in operating activities during the third quarter of fiscal 2020 was impacted by the cash losses incurred by the majority of our continuing operations. We were unable to commence origination of loans towards the end of March 2020 due to the temporary COVID-19 restrictions imposed on our lending activities in March 2020 and this had a positive result on net cash used in operating activities during the third quarter of fiscal 2020, compared with 2019, where we originated loans, and which resulted in a net outflow of cash. Our operating cash flows were also adversely impacted by the purchase of additional Cell C prepaid airtime that is subject to sale restrictions (refer to Note 4 to our unaudited condensed consolidated financial statements). Our net cash used in operating activities during the third quarter of fiscal 2020 includes the contribution from KSNET for two months and no contribution from DNI, compared with 2019, which includes cash flow contributions from both of these entities for the entire quarter.

During the third quarter of fiscal 2020, we paid South African tax of $0.1 million (ZAR 0.9 million) related to our 2020 tax year. We also paid taxes totaling $1.9 million in other tax jurisdictions, primarily South Korea. During the third quarter of fiscal 2019, we paid South African tax of $0.2 million (ZAR 2.9 million) related to our 2019 tax year. We also paid taxes totaling $2.2 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the third quarter of fiscal 2020 and 2019 were as follows:

Table 13	Three months ended March 31,
	2020	2019	2020	2019
	$	$	ZAR	ZAR
	'000	'000	'000	'000
First provisional payments	60	205	890	2,850
Second provisional payments	26	-	388	-
Tax refund received	(1,311)	(6)	(18,853)	(68)
Total South African taxes (refunded) paid	(1,225)	199	(17,575)	2,782
Foreign taxes paid: Korea	1,870	2,212	28,190	30,536
Total tax paid	645	2,411	10,615	33,318

Year to date

Net cash used in operating activities during the year to date fiscal 2020 was $18.1 million (ZAR 289.1 million) compared to $2.9 million (ZAR 41.6 million) during the year to date fiscal 2019. The change is primarily due to weaker trading activity during fiscal 2020 compared to 2019, as well as the purchase of Cell C prepaid airtime that is subject to sale restrictions, but partially offset by the temporary COVID-19 restrictions imposed on our lending activities in March 2020.

During the year to date fiscal 2020, we paid South African tax of $0.8 million (ZAR 11.5 million) related to our 2020 tax year and $0.8 million (ZAR 11.6 million) related to our 2019 tax year. We also paid taxes totaling $4.3 million in other tax jurisdictions, primarily South Korea. During the year to date fiscal 2019, we paid South African tax of $6.5 million (ZAR 92.0 million) related to our 2019 tax year. During the year to date fiscal 2019, we made an additional tax payment of $1.4 million (ZAR 20.5 million) related to our 2018 tax year in South Africa. We also paid taxes totaling $4.8 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the year to date fiscal 2020 and 2019 were as follows:

Table 14	Nine months ended March 31,
	2020	2019	2020	2019
	$	$	ZAR	ZAR
	'000	'000	'000	'000
First provisional payments	800	6,450	11,547	91,994
Second provisional payments	26	-	388	-
Taxation paid related to prior years	782	1,399	11,620	20,488
Tax refund received	(1,339)	(102)	(19,245)	(1,445)
Total South African taxes paid	269	7,747	4,310	111,037
Foreign taxes paid: Korea	4,263	4,786	62,302	67,248
Total tax paid	4,532	12,533	66,612	178,285

Cash flows from investing activities

Third quarter

Cash used in investing activities for the third quarter of fiscal 2020 included capital expenditures of $1.0 million (ZAR 16.0 million), primarily due to the acquisition of computer equipment in South Korea to maintain operations and leasehold improvements in Malta. During the third quarter of fiscal 2020, we received a net $192.6 million from the sale of Net1 Korea (refer to Note 2 to our unaudited condensed consolidated financial statements for additional information) and paid transaction costs related to this disposal of $7.5 million. We also invested a further $1.3 million in V2 Limited.

Cash used in investing activities for the third quarter of fiscal 2019 included capital expenditures of $1.6 million (ZAR 22.9 million), primarily due to the acquisition of ATMs in South Africa and the expansion of our branch network.

Year to date

Cash used in investing activities for the year to date fiscal 2020 included capital expenditures of $4.5 million (ZAR 71.7 million), primarily due to the acquisition of ATMs and computer equipment in South Africa, leasehold improvements in Malta and processing equipment in South Korea to maintain operations. During the year to date fiscal 2020, we received a net $192.6 million from the sale of Net1 Korea, paid transaction costs related to this disposal of $7.5 million, and received $10.9 million from the sale of FIHRST. We also made a further equity contribution of $2.5 million to V2, extended loan funding of $0.7 million to Revix, and received $4.3 million from DNI related to the settlement of a ZAR 60.0 million loan outstanding.

Cash used in investing activities for the year to date fiscal 2019 included capital expenditures of $7.3 million (ZAR 103.9 million), primarily due to the acquisition of ATMs in South Africa and the expansion of our branch network. We also paid $2.5 million for a 50% interest in V2 Limited, acquired customer bases in DNI for $1.4 million, and made a further equity contribution of $1.1 million to MobiKwik.

Cash flows from financing activities

Third quarter

During the third quarter of fiscal 2020, we utilized approximately $184.7 million from our South African overdraft facilities, primarily to fund our ATMs, and repaid $203.8 million of these facilities. We also utilized $9.0 million of our Bank Frick overdraft to fund our operations and repaid $22.9 million towards this facility, including the final payment to settle the facility in full.

During the third quarter of fiscal 2019, we utilized approximately $278.3 million from our South African overdraft facilities, primarily to fund our ATMs, and repaid $257.1 million of these facilities, including amounts utilized in December 2018. We also utilized $8.9 million of our Bank Frick overdraft to fund our operations. We also made a scheduled South African debt facility repayment of $10.5 million.

Year to date

During the year to date fiscal 2020, we utilized approximately $567.9 million from our South African overdraft facilities, primarily to fund our ATMs, and repaid $578.3 million of these facilities. We utilized approximately $14.8 million of our borrowings to fund the purchase of Cell C prepaid airtime that is subject to sale restrictions. We prepaid approximately $11.3 million of these borrowings (Facility F) utilizing the proceeds received from the disposal of FIHRST. We also repaid $26.9 million of our Bank Frick overdraft and utilized $17.4 million of this overdraft to fund our operations.

During the year to date fiscal 2019, we utilized approximately $584.5 million from our overdraft facilities, primarily to fund our ATMs, and repaid $502.8 million of these facilities. We also utilized approximately $14.6 million of our revolving credit facility to finance the acquisition and/or requisition of telecommunication towers for Cell C and other specific uses pre-approved by the lender. We also made scheduled South African debt facility payments of $31.4 million, repaid $4.9 million under our revolving credit facility and paid non-refundable origination fees of approximately $0.4 million related to the credit facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the fourth quarter of fiscal 2020 to primarily be to maintain our capital equipment.

Our capital expenditures for the third quarter of fiscal 2020 and 2019 are discussed under "-Liquidity and Capital Resources-Cash flows from investing activities." All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of March 31, 2020, of $0.1 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest rate. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2020, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of March 31, 2020. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of March 31, 2020, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 15	As of March 31, 2020
	Annual expected interest charge ($ '000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ '000)
Interest on South Africa overdraft (South African prime interest rate)	4,890	1%	5,449
		(1%)	4,331

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and in light of the insufficient time to assess the effectiveness of the procedures we have adopted to remediate the material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019, and we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Part II. Other Information

Item 1. Legal Proceedings

December 5, 2019, securities class action complaint

On December 5, 2019, a putative securities class action complaint was filed in the United States District Court for the Southern District of New York, or the Court, against us and Herman G. Kotzé, our chief executive officer and Alex M.R. Smith, our chief financial officer. The complaint seeks damages based on alleged material misrepresentations and omissions concerning our internal control over financial reporting, classification of an investment in Cell C Proprietary Limited, and our consolidated financial statements for fiscal 2018. The complaint asserts claims for violations of Sections 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The proposed class period is September 12, 2018, through November 8, 2018, inclusive. On March 25, 2020, the Court appointed the lead plaintiff and approved his selection of lead counsel. Their motions had been unopposed. Thereafter, we negotiated a schedule for the filing of an amended complaint and Net1's response thereto with the plaintiff. We believe this lawsuit has no merit and intend to defend it vigorously.

CPS put into business rescue

On February 5, 2020, the Constitutional Court of South Africa denied CPS's leave to appeal lower court judgments ordering CPS to repay additional implementation costs that SASSA paid to CPS in 2014, thereby exhausting all legal recourse for CPS in the matter and rendering CPS insolvent. CPS' board of directors has adopted a resolution to put CPS into business rescue under South African law and has filed the required resolution with the Companies and Intellectual Property Commission. On May 18, 2020, the resolution was officially registered and business rescue practitioners were appointed. The business rescue process can lead to either a compromise with creditors and a continuation of CPS' business or the liquidation of CPS. We are unable to predict the outcome of the business rescue process.

Initiation of proceedings to receive payment of fees due for the last six months of the SASSA contract

Following the March 23, 2018, Constitutional Court order for a six-month extension of our contract with SASSA for payment of grants in cash at pay points only, we were allowed to charge our monthly fee based on the previously contracted rate of ZAR 16.44 (including VAT) per cash pay point recipient. Given that we only serviced the highest-cost beneficiaries, the Constitutional Court allowed us to approach the National Treasury in order for them to make a fair determination of the price we should be paid for services rendered. National Treasury recommended a rate of ZAR 51.00 (including VAT) per cash pay point recipient per month to the Constitutional Court. Contrary to SASSA's stance, the Constitutional Court on December 5, 2018, ruled that it is not required to ratify the Treasury-recommended rate, and that CPS and SASSA must agree on the pricing. On June 5, 2019, we filed summons in the High Court seeking to receive an amount in accordance with the National Treasury's recommendation. On February 20, 2020, SASSA filed a response to our summons. We cannot predict how the court will rule on this matter.

Freedom Under Law application to the Constitutional Court

On April 9, 2020, Freedom Under Law, a South African NGO, filed an application with the Constitutional Court for various orders related to the original AllPay rulings invalidating the 2012 award of the SASSA grants distribution contract to CPS. While the majority of the orders requested apply to other parties, Freedom Under Law has also applied for an order requiring CPS to pay back any profits earned under the SASSA contract. CPS is currently preparing a response to this application, but we cannot predict how the Constitutional Court will rule on this matter.

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

The COVID-19 pandemic has disrupted our business and results of operations. We are unable to ascertain the impact the pandemic will have on our future financial position, operations, cash flows and stock price.

Various governments have implemented initiatives to contain the spread of COVID-19, including restrictions on travel and procurement and mandatory quarantines. Our business has been impacted by these restrictions and quarantines. The pandemic has impacted global markets, including through lower economic activity and increased market volatility, and our stock price has been, and may be in the future, influenced by these events. Some companies, including ours, have been subject to government-imposed restrictions on the price that may be charged for certain products or services or the ability to sell what are regarded as non-essential services. Most employees in South Africa, including many of our employees, are required to work from home and this may impact productivity and introduce new operating risks to us, our business partners, customers and suppliers.

We face additional challenges providing employees with secure remote access to computer networks as well as initiating and accepting instructions via e-mail or other electronic media.

In late March 2020, the South African government-imposed restrictions on most business activities following the COVID-19 outbreak. These restrictions are similar to those imposed by governments in other countries. In addition to limiting movement of our employees and access to our corporate head office and operating branches, the South African government has suspended our lending and other financial services activities, and imposed limitations on the amount of banking-related fees that we may charge our customers.

Our business model is dependent upon the expansion of our financial services activities in South Africa and relies on face-to-face interactions with our customers. As a result of the restrictions described above, our business has been significantly and adversely impacted. In particular, we are currently unable to charge fees for certain transactions and are not permitted to originate loans or sell insurance policies through face-to-face interactions. As a result, we cannot grow our customer base until COVID-19 has been contained.

We expect that a prolonged recovery process, particularly in Europe, will result in a restructured go-to-market strategy in that region, which will have an indirect impact on our future prospects. In particular it may delay our ability to aggressively grow our transaction processing business as it will limit our ability to sell our services to merchants.

We are unable to accurately predict the impact of pandemic and government-imposed restrictions on our future financial position, operations, cash flows and stock price. Circumstances may change rapidly as matters related to the pandemic evolve.

We may be deemed to be an investment company under the Investment Company Act of 1940, as amended.

We are an operating company whose business is focused on developing and offering payment solutions, transaction processing services and financial technologies across multiple industries and in a number of emerging and developed economies, directly and through our wholly-owned subsidiaries, as well as through strategic alliances with companies in which we hold substantial but non-controlling interests (typically with board representation) and business partners. Our conduct, public filings and announcements hold us out as such an operating company and do not hold us out as being engaged in the business of investing, reinvesting or trading in securities.

Nevertheless, certain of our strategic alliance holdings may be deemed to be "investment securities" within the meaning of Section 3(a)(2) of the Investment Company Act of 1940, as amended, or the 1940 Act. These holdings have had and continue to have uncertain and fluctuating values which could cause us to be deemed to be an investment company within the meaning of Section 3(a)(1)(C) of the 1940 Act if their values are determined to exceed 40 percent of the value of our total assets (exclusive of government securities, cash and cash items) on an unconsolidated basis unless another exemption applies. In addition, during the last several months, our cash balances have meaningfully increased as a proportion of our total assets as we completed the planned disposition of some our wholly-owned subsidiaries and our interest in one of our strategic partners, Also, and in light of recent economic disruption caused by the COVID-19 pandemic, we canceled our option to acquire an additional interest in Bank Frick which would have resulted in our control of the bank. We have not yet redeployed this cash into our operating businesses.

Regardless of the value of our strategic holdings at any particular time, we believe we should be viewed as an operating company engaged in the businesses described above and not a company engaged in investing in securities or any other investment company business. Because our belief is not based on a hard-edged objective standard, we are considering filing an application pursuant to Section 3(b)(2) of the 1940 Act for an order confirming that we are not an investment company as defined in the 1940 Act. We have not yet decided whether to file such an application or the precise form of the application or whether to take other action.

If we are deemed an investment company and not entitled to an exclusion or exemption from registration under the 1940 Act, we would have to register as an investment company, or modify our equity interests or otherwise change our business so that it falls outside the definition of an investment company under the 1940 Act. Registering as an investment company pursuant to the 1940 Act could, among other things, materially limit our ability to borrow funds or engage in other transactions and otherwise would subject us to substantial and costly regulation. Failure to register, if required, would significantly impair our ability to continue to engage in our business and would have a materially adverse impact on our business and operations.

We may be unable to recover the carrying value of certain Cell C airtime that we own which is subject to resale restrictions.

We own a substantial amount of Cell C airtime inventory ($15.2 million translated at exchange rates applicable as of March 31, 2020). The terms of our South African borrowings, as amended, provide that we may only sell $10.7 million of this inventory with the consent of certain South African banks, prior to April 1, 2020, which also own Cell C inventory. The remaining $ 4.5 million may only be sold from October 1, 2020. We may be unable to recover the carrying value of this airtime inventory as a result of the business failure of Cell C or if the South African banks that are required to approve the sale of our Cell C restricted airtime fail to approve the sale for any reason. Failure to recover the carrying value of this inventory may have a material adverse effect on our results of operations or financial condition.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.66	Purchase Agreement, dated January 23, 2020, by and between PayletterHoldings LLC and Net 1 Applied Technologies Netherlands B.V.		8-K	10.66	January 27, 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2020.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Chief Financial Officer, Treasurer and Secretary