Form 10-K
period 2020-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2020-09-10
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was $140,642,736. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 7, 2020, 57,118,925 shares of the registrant's common stock, par value $0.001 per share, net of treasury shares, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A-"Risk Factors." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, or the SEC, including the Quarterly Reports on Form 10-Q to be filed by us during our 2021 fiscal year, which runs from July 1, 2020 to June 30, 2021.

ITEM 1. BUSINESS

Overview

We are a provider of financial technology, or fintech, products and services to unbanked and underbanked individuals and small businesses in South Africa and other emerging economies. We have developed and own most of our payment technologies, and where possible, we utilize this technology to provide financial and value-added services to our customers by including them into the formal financial system.

Our core payment technology is called the Universal Electronic Payment System, or UEPS, and its EMV interoperable derivative, UEPS/EMV, which utilizes a form of distributed ledger technology, providing decentralized and biometrically secure smart cards that operate in real-time but both off-line and on-line, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer.

Our off-line UEPS system also offers the highest level of availability and affordability by removing any components that are costly and prone to outages. Our UEPS/EMV solution enables our traditional proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or automated teller machine, or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our underbanked customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, healthcare management, money transfers, voting and identification.

Our transaction processing services in South Africa include EasyPay, a leading merchant processor and bill payment platform and a fixed and mobile ATM infrastructure. We deliver our financial inclusion products and services through our UEPS-based core banking system, providing a low-cost, biometrically secure transactional bank account to our customers, and distributing a number of financial, telecom and other value-added products through this platform in order to garner a greater share of wallet. In South Africa, we deploy this system under the brand EasyPay Everywhere, or EPE, and at June 30, 2020, we had approximately 1 million active customers on the platform.

Our technology businesses include the development and deployment of our UEPS and Mobile Virtual Card, or MVC, solutions, cryptographic solutions including the STS-6 standard for utility vending solutions, hardware security modules or HSM, chip and subscriber identity module, or SIM, cards, and the reselling of point of sale equipment.

All references to "the Company," "we," "us," or "our" are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, and all references to "Net1" are to Net 1 UEPS Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

Secular shift to electronic payments: Globally, there is a secular shift from cash and checks to various forms of electronic payments and while most developed economies such as South Korea, Sweden, the U.S. and Australia perform the majority of their consumer payments electronically, developing economies such as Egypt, Indonesia, India and The Philippines remain largely cash driven countries. South Africa too, remains predominantly a cash-based economy, with an estimated 60% of consumer payments made in cash. This is similar to other emerging economies such as Turkey and Brazil, where there continues to be a secular shift from cash to electronic payments.

Consumer financial services for the unbanked: Our focus is on the Living Standards Measure, or LSM, 1-6 population in South Africa, which represents approximately 26 million adults in the country. Our total addressable market for consumer financial services is an estimated ZAR 57 billion including transactional banking, short-term and unsecured lending, and insurance.

Total Addressable Market for Consumer Financial Services in South Africa for LSM 1-6

Source: South African Reserve Bank Long-Term Insurance Industry (2017), Solidarity Bank Charges Report (2019), Finscope South Africa (2013), NCR Consumer Credit Report (2019)

With our smart card and mobile technologies, we are able to offer affordable, secure and reliable financial services, such as transacting accounts, loans and insurance products, to these consumers and alleviate some of the challenges they face in dealing with the informal sector, while also allowing them to build a credit history and gain access to the broader formal financial services industry.

Merchant payment and financial services for micro, small and medium-sized enterprises, or MSMEs: Bill payments are an attractive customer acquisition channel and we are one of the leading bill payment platforms in South Africa. Our total addressable market for merchant payment and financial services is an estimated ZAR 100 billion including bill payments, merchant payments, and merchant lending.

Total Addressable Market for Merchant Payment and Financial Services in South Africa for MSMEs

Source: Genisis Analytics (2018), BIS Data, Electrum, IFC Report (The Unseen Sector - A report on the MSME Opportunity in South Africa)

MSMEs typically fall into the underbanked category due to cumbersome and costly efforts required to secure banking relationships, payment processing and credit. According to "Digital banking for small and medium-sized enterprises-Improving access to finance for the underserved, on Digital Banking for Small Businesses", a report prepared by Deloitte, several factors drive low financial inclusion of MSMEs, including 1) limited financial infrastructure, such as poor coverage by credit bureaus, that limit availability and cost of securing credit; 2) inadequate distribution channels that limit banks from reaching and servicing MSMEs in either the physical or digital space; 3) lack of cash-flow visibility that force banks to adopt stringent collateral-based credit risk models which hinder lending to MSMEs without collateral; and 4) regulations and compliance costs that adversely impact banks from serving small customers and invariably drive up costs.

These inefficiencies have created an opportunity for neo-, or challenger, banks and fintech companies to improve reach and coverage for MSMEs and accelerate access to, and reduce cost of, banking and financial services. Estimates suggest that approximately 33% of South Africa's 700,000 formal MSMEs are unable to accept electronic payments. Tier 1 merchants are actively serviced by the large local banks while Tier 2 to 4 merchants are underserved.

Our Strategy

Our vision is to build and operate a leading South African fintech platform offering payment processing and financial services to underserved merchants and consumers.

Our core purpose is to improve people's lives by bringing financial inclusion to South Africa's underbanked customers and helping small businesses access the financial services they need to prosper. We achieve this through our unique ability to efficiently digitize or tokenize the expensive and difficult -to-achieve last mile of financial inclusion and to provide a full-service fintech platform to address each of the market opportunities we have identified.

End-to-end fintech platforms layer multiple services into their merchant and consumer propositions, increasing revenue and customer stickiness. In South Africa, our core competencies are centered around the provision of low-cost financial services to underserved consumers and payment processing.

Low-cost financial services to consumers-We provide a suite of low-cost financial services to the underserved and unbanked customers today, through a combination of digital and brick-and-mortar distribution platforms. We provide unsecured micro-credit, transactional banking, funeral insurance and airtime and value-added services.

Payment processing-Our core technologies include UEPS, which leverages biometric authentication, last-mile distribution, and cash handling/distribution to enable payments and EasyPay, which is a transaction switch and bill payments platform. We also own and operate POS and ATM networks.

We aim to increase the adoption of our existing services by expanding our cardholder base and our transacting network, and to increase our service offerings by developing new products and distribution networks and by forging partnerships with industry participants who share our vision and can accelerate the implementation of our business plan. Where appropriate, we expect to supplement our platform with strategic acquisitions and investments.

A Comprehensive and Complementary Fintech Platform in South Africa

Competition

We intend to differentiate our value proposition for our end-users by offering a seamless financial and technology platform for underserved consumers and small merchants while leveraging a multichannel distribution network. In South Africa, there are competitors for individual products, services or technologies, though few, if any, with an end-to-end offering, particularly for our target customer segments.

For consumers, there are a number of traditional and digital providers of low-cost transactional bank accounts and micro financial services. These include the large South African banks such as FNB, Standard Bank, Absa, Nedbank and Capitec, the South African Post Office, or SAPO, and digital banks such as African Bank and Tyme. Other financial services providers include Old Mutual, Sanlam, Capfin, Letsatsi, Bayport and Finbond.

For EasyPay, our South African transaction processing business, competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa, which processes all transactions on behalf of the South African banks and processes more than 2.5 billion transactions annually.

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

Financial Information about Geographical Areas and Operating Segments

Note 22 to our audited consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2020, 2019 and 2018. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue(1)			Long lived assets(1)
	2020	2019	2018	2020	2019	2018
					(as restated)(R)	(as restated)(R)
	$'000	$'000	$'000	$'000	$'000	$'000
South Africa	145,956	156,385	432,862	68,521	141,235	493,902
South Korea	-	-	-	-	149,390	177,388
Liechtenstein (Bank Frick)	-	-	-	29,739	47,240	48,129
India (MobiKwik)	-	-	-	26,993	26,993	26,917
Rest of the world	5,041	9,842	26,713	9,119	9,739	41,597
Total	150,997	166,227	459,575	134,372	374,597	787,933

(R) The South Africa and total amounts for 2019 and 2018 have been restated by $2,689 and $ 2,540, respectively, to correct the misstatement discussed in Note 1 to our audited consolidated financial statements.

(1) Fiscal 2019 and 2018 impacted by the disposal of our Korean operations in fiscal 2020 and the disposal of DNI in fiscal 2019. Both of these businesses have been reported as discontinued operations, refer to Note 3 to our audited consolidated financial statements.

Employees

Our number of employees allocated on a segmental basis as of the years ended June 30, are presented in the table below:

	Number of employees
	2020	2019(1)	2018(1)

Management	167	179	214
South African transaction processing	769	869	1,902
International transaction processing	94	80	90
Financial inclusion and applied technologies(2)	1,845	1,761	3,275
Total	2,875	2,889	5,481

(1) Fiscal 2019 and 2018 excludes employees related to our Korean operations that were sold in fiscal 2020 and fiscal 2018 excludes employees related to DNI which was sold in fiscal 2019. Both of these businesses have been reported as discontinued operations, refer to Note 3 to our audited consolidated financial statements.

(2) Financial inclusion and applied technologies includes employees allocated to corporate/ eliminations activities.

On a functional basis, four of our employees were part of executive management, 26 were employed in sales and marketing, 148 were employed in finance and administration, 217 were employed in information technology and 2,480 were employed in operations. Our staffing levels have reduced significantly from fiscal 2018 following the expiration of our SASSA contract in September 2018.

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

Available information

We maintain a website at www.net1.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the "SEC filings" portion of our website, as soon as reasonably practicable after they are filed with the SEC. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Executive Officers

The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Herman G. Kotzé	50	Chief Executive Officer and Director
Alex M.R. Smith	51	Chief Financial Officer, Treasurer, Secretary, and Director
Philip S. Meyer	63	Managing Director: International Payments Group
Nanda Pillay	49	Managing Director: Southern Africa

Herman Kotzé has been our Chief Executive Officer since May 2017 and was our Chief Financial Officer, Secretary and Treasurer from June 2004 to February 2018. As we previously announced, Mr. Kotzé will leave the Company at the end of September 2020. From January 2000 until June 2004, he served on the board of Aplitec as Group Financial Director. Mr. Kotzé joined Aplitec in November 1998 as a strategic financial analyst. Prior to joining Aplitec, Mr. Kotzé was a business analyst at the Industrial Development Corporation of South Africa. Mr. Kotzé has a bachelor of commerce honors degree, a post graduate diploma in treasury management, a higher diploma in taxation, completed his articles at KPMG, and is a member of the South African Institute of Chartered Accountants.

Alex M.R. Smith has been our Chief Financial Officer, Treasurer and Secretary since March 2018. As we previously announced, Mr. Smith will serve as our interim Chief Executive Officer after Mr. Kotzé's departure and until the appointment of a new chief executive officer. Mr. Smith joined Allied Electronics Corporation Limited, or Altron, a JSE-listed company in 2006 and from August 2008 until February 2018, served as a director and its Chief Financial Officer. Prior to joining Altron, Mr. Smith worked in various positions at PricewaterhouseCoopers in Edinburgh, Scotland and Johannesburg from 1991 to 2005. Mr. Smith holds a bachelor of law (honours) degree from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland.

Philip Meyer has been the Managing Director of IPG since February 2018. Mr. Meyer has worked in the payments industry for over 20 years. He founded Transact24, one of our subsidiaries, and prior thereto, was Chief Executive: Information Technology and New Media for Naspers, a global media group. Mr. Meyer is a qualified engineer with a master's degree in engineering (electronic) and has a postgraduate diploma in strategic management. Mr. Meyer is registered with the Engineering Counsel of South Africa, is a member of the South African Institute of Electrical Engineers and is also a member of the Digital, Information & Telecommunications Committee and Asia & Africa Committee, Hong Kong General Chamber of Commerce.

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

Risks Relating to Our Business

The COVID-19 pandemic has disrupted our business. We are unable to ascertain the impact the pandemic will have on our future financial position, operations, cash flows and stock price.

Our business has been, and continues to be, impacted by government restrictions and quarantines related to COVID-19. Like many other companies, we have been subject to government-imposed restrictions on, among other things, pricing for certain products and services and our ability to sell certain "non-essential" services. For example, until June 1, 2020, the restrictions imposed by the South African government suspended our lending and other financial services activities, and imposed limitations on the level of banking-related fees that we were permitted to charge our customers, which consequently impacted our business. Most employees in South Africa, including many of our employees, were required to work from home following the publication of government-imposed restrictions. Governments, including the South African government, have recommended that employees continue to work from home even after mandatory quarantine requirements were relaxed. As a result of the work from home environment, we face additional challenges providing employees with secure remote access to computer networks as well as initiating and accepting instructions via e-mail or other electronic media. Responsible action to combat the spread of the COVID-19 pandemic may impact productivity and introduce new operating risks to us, our business partners, customers and suppliers.

Our business model depends on the expansion of our financial services activities in South Africa and relies on face-to-face interactions with our customers. As a result of the restrictions described above, our business was significantly and adversely impacted during the fourth quarter of fiscal 2020. In particular, we were unable to charge fees for certain transactions and were not permitted to originate loans or sell insurance policies through face-to-face interactions for a period of time. Going forward, we believe that our business activities will be adversely impacted if stricter restrictions are reintroduced to combat the spread of the pandemic. Furthermore, should there be an increase in mortality rates across our customer base, we may see an increase in microloan defaults and funeral policy claim payouts.

In addition to the adverse consequences on our business as described above, the pandemic has impacted global markets, including reduced economic activity and increased market volatility. Our stock price may be influenced by these events.

We are unable to accurately predict the impact of the pandemic and government-imposed restrictions on our future financial position, results of operations, cash flows and stock price. Circumstances may change rapidly as matters related to the pandemic evolve.

We have recently modified our business strategy to focus on South Africa, and to exit or reduce our activities outside the African continent. Our future success, and our ability to return to profitability and positive cash flow is substantially dependent on our ability to implement this strategy successfully.

During the last several months, our board has conducted an extensive review of our business strategy and operations. After completion of the strategic review in July 2020, our board has determined to focus on our South African operations and other business opportunities in South Africa and to a lesser extent, the rest of the African continent, and to exit or reduce our presence in other geographies. Our future success will depend on our ability to deploy the significant levels of cash generated from our recent asset dispositions effectively and efficiently. Any new businesses that we acquire or strategic investments that we make may not generate the level of returns that we expect them to generate. Further, we may face difficulty in optimizing the disposal of our non-African assets and operations. Therefore, we cannot assure you that we will be able to implement our new strategy successfully and return to profitability and positive cash flow.

Even if we do return to profitability, achieving net income does not necessarily ensure positive cash flows. Future periods of net losses from operations could result in negative cash flow and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability in the future and if we do not, our business will be materially and adversely affected. In addition, the price of our common stock, which has declined substantially over the past several years, may not recover or decline even further if we do not successfully execute our new strategy.

Further, as we exit our other non-core operations and strategic investments, we may have charges associated with the write-down of assets and closure of certain of the regulated entities we operate may adversely impact our relationship with regulators. It may be difficult to dispose of some or all of these operations or investments on acceptable terms, if at all.

We face challenges in transforming our South African operations to a business-to-consumer model through our various bank account products and ATM infrastructure.

Following the conclusion of the SASSA contract on September 30, 2018, we refocused our resources and technology on the provision of financial inclusion services to our target market. In particular, we enabled our mobile ATM payment infrastructure to become part of the South African National Payment System and concentrated on taking our ATMs to the rural populations of South Africa so that they have the same access to financial inclusion as they had during the tenure of our contract, without the many inconveniences and inefficiencies of SASSA's new payment model. While we believe that our financial services offerings are convenient and cost-effective, the success of our strategy will depend on the extent to which South African customers continue to use our financial products and services on a widespread basis.

Factors that may prevent us from successfully operating and growing our South African financial services business include, but are not limited to:

• reduced adoption and utilization of our EPE accounts and related products and services;

• insufficient utilization of our ATM infrastructure, especially our mobile ATM infrastructure;

• inability to access sufficient funding for our ATM infrastructure;

• competition in the marketplace;

• restrictions imposed by SASSA or government on the manner in which recipients may transact;

• additional and/or protracted legal proceedings with SASSA or other parties;

• political interference;

• changes in the regulatory environment;

• dependence on existing suppliers to provide the hardware (such as ATMs, cards and POS devices) we require to execute our rollout as anticipated;

• logistical and communications challenges; and

• loss of key technical and operations staff.

CPS has been involved in continuous litigation for a number of years in relation to its contract with SASSA. Two of these cases may present a risk to us if a court were to hold us responsible for CPS' liabilities.

The first case relates to the February 2020 order of the Constitutional Court of South Africa, or Constitutional Court, the highest court in South Africa, rejecting CPS' appeal of a lower court judgment ordering CPS to repay SASSA more than ZAR 316 million, plus interest, of contract implementation costs reimbursed to CPS in 2014, thus exhausting CPS legal remedies in this case. Because CPS' liability on this judgment substantially exceeds the value of its assets, CPS has, pursuant to a resolution of its board, been placed into business rescue, which is a South African process similar to a Chapter 11 bankruptcy proceeding. SASSA is seeking to set aside the business rescue and has brought an application to liquidate CPS instead in order to hold inquiries into the affairs of CPS. Refer also to "Item 3.-Legal Proceedings-CPS placed into business rescue and SASSA application to place CPS into liquidation."

The second case arises from the 2012 order of the Gauteng Division of the High Court of South Africa, or High Court, declaring the invalidity of the SASSA contract and requiring CPS to file a financial statement, to be audited by independent auditors, detailing CPS' revenues earned, expenses incurred and profits derived from the SASSA contract. After CPS filed two independent audit verification reports (and after SASSA filed one such report as well), Freedom Under Law, or FUL, a South African non-governmental organization, made an application to the Constitutional Court alleging that CPS underreported its profits from the SASSA contract and requested the Constitutional Court to order CPS to repay such profits. CPS has opposed FUL's request on the basis that FUL is asking for new relief that does not fall under the Court's supervisory jurisdiction. Refer also to "Item 3.-Legal Proceedings- Freedom Under Law application to the Constitutional Court."

While no claim has been made against us that we should be held liable for the obligations of CPS resulting from the February 2020 Constitutional Court order or from any potential judgment ordering CPS to repay its contract profits, and while we do not believe that there would be a legitimate legal basis for any such claims, we cannot assure you that any such claim will not be made against us. If SASSA or another third party were to seek and ultimately succeed in obtaining a judgment against us in respect of CPS' liabilities, any such judgment would have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to operate effectively and efficiently in South Africa in the future will be adversely impacted if we are unable to communicate persuasively that our business practices comply with South African law and are fair to the customers who purchase our financial services products.

The South African public, media, non-governmental organizations and political parties have utilized a number of platforms, including social media, to criticize SASSA over its failure to implement the orders of the Constitutional Court over the last two years and express their dissatisfaction with the state of affairs. Among the criticisms, we have been accused of being responsible for SASSA's inability to bring the payment service in-house. In addition, we were publicly accused of illegally providing our services and defrauding social welfare grant recipients. We have publicly denied these accusations and believe they have no merit.

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

A prolonged economic downturn or recession in South Africa could materially impact our results from operations, particularly in light of the COVID-19 pandemic and our strategic decision to focus on our South African operations. Economic confidence in South Africa, our main operating environment, is currently low and, as a result, the risk of a prolonged economic downturn is enhanced. A recessionary economic environment could have a negative impact on mobile phone operators, our cardholders and retailers and could reduce the level of transactions we process, the take-up of the financial services we offer and the ability of our customers to repay our microloans or to pay their insurance premiums, which would, in turn, negatively impact our financial results. If financial institutions and retailers experience decreased demand for their products and services, our hardware, software and related technology sales will decrease, resulting in lower revenue.

We may undertake acquisitions or make strategic investments that could increase our costs or liabilities or be disruptive to our business.

Acquisitions and strategic investments are an integral part of our new growth strategy as we seek to grow our business and to deploy our technologies in new markets in South Africa. However, we may not be able to locate suitable acquisition or investment candidates at prices that we consider appropriate. If we do identify an appropriate acquisition or investment candidate, we may not be able to successfully negotiate the terms of the transaction, finance it or, if the transaction occurs, integrate the new business into our existing business. These transactions may require debt financing or additional equity financing, resulting in additional leverage or dilution of ownership.

Acquisitions of businesses or other material operations and the integration of these acquisitions or their businesses will require significant attention from our senior management which may divert their attention from our day to day business. The difficulties of integration may be increased by the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to retain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

We may need to record write-downs from future impairments of goodwill or other intangible assets, which could reduce our future reported earnings. During fiscal 2020, 2019 and 2018 we recognized impairment losses of $6.3 million, $14.4 million and $20.9 million, respectively. In addition, as disclosed in Note 1 to our audited consolidated financial statements, one of our strategic partners, Finbond, restated its consolidated financial statements, which impacted our reported results and caused us to restate our 2019 and 2018 financial statements to correct for the Finbond restatement. If, in the future, any similar events occur, additional restatements may be required, which could impact our reported earnings.

Our ability to fund our ATM network requires that we continue to have access to sufficient lending facilities which require compliance with restrictive and financial covenants.

The expansion of our fixed and mobile ATM network, along with an increase in our consumer banking client base, necessitates access to large amounts of cash to stock the ATMs and maintain uninterrupted service levels. We have credit facilities from Rand Merchant Bank, a division of FirstRand Bank Limited, or RMB, and Nedbank Limited, South African banks. Our RMB debt facility expires in September 2020. We may not be able to extend the terms of these debt facilities or refinance, in each case, on commercially reasonable terms or at all. In addition, any adverse change to the terms of our credit facilities, a significant reduction in the amounts available under our credit facilities, or our failure to increase our facilities if required, will have an adverse impact on our ability to continue uninterrupted operation of our ATM network and our revenues from this business. We will also suffer reputational damage if our service levels are negatively impacted due to the unavailability of cash.

Our facilities are secured by intercompany cross-guarantees, a guarantee from Net1 and a pledge by Net1 SA of its entire equity interest in Cell C. The terms of the lending arrangement contain covenants that require Net1 SA to maintain certain asset cover ratios and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities without the approval of the lenders. These security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with the covenants in South Africa, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

We may be unable to recover the carrying value of certain Cell C airtime that we own which is subject to resale restrictions.

We own a substantial amount of Cell C airtime inventory ($14.3 million translated at exchange rates applicable as of June 30, 2020). We have entered into an agreement with our co-shareholder in Cell C under which $4.2 million of the airtime inventory may only be sold after October 1, 2020. These restrictions expose us to market risk for this inventory. The balance of the airtime acquired was subject to resale restrictions through April 1, 2020 and is not readily saleable in the current market without realising a loss. In light of this, we recorded a loss of $1.3 million during fiscal 2020, related to this airtime inventory. We may be required to record further losses in the future or we may be unable to recover the carrying value of this airtime inventory as a result of the business failure of Cell C. Failure to recover the carrying value of this inventory may have a material adverse effect on our results of operations or financial condition.

Our microlending loan book exposes us to credit risk and our allowance for doubtful finance loans receivable may not be sufficient to absorb future write-offs.

All of our microfinance loans made are for a period of six months or less. We have created an allowance for doubtful finance loans receivable related to this book. Management has considered factors including the period of the finance loan outstanding, creditworthiness of the customers and the past payment history of the borrower when creating the allowance. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. However, additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future. In particular, we cannot predict the impact the current pandemic may have on collections, though to date we have not experienced any material deterioration in collection rates. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including on-going evaluation of the creditworthiness of each customer.

We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit our growth.

Certain South African banks have also developed their own low-cost banking products targeted at the unbanked and underbanked market segment. According to the 2018 FinScope SA 2018 Fact Sheet, a survey conducted by the FinMark Trust, a non-profit independent trust, 80% of South Africans are banked. As the competition to bank the unbanked in South Africa intensifies, we may not be successful in marketing our low-cost products to our target population. Moreover, as our product offerings increase, gain market acceptance and pose a competitive threat in South Africa, especially our UEPS/EMV product with biometric verification and our financial services offerings, the banks and SAPO may seek governmental or other regulatory intervention if they view us as disrupting their transactional or other businesses.

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

In addition to competition that our UEPS system faces from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services and low-cost bank accounts, there are a number of other products that use smart card technology in connection with a funds transfer system. During the past several years, smart card technology has become increasingly prevalent. We believe that the most competitive product in this marketplace is EMV, a system that is promoted by most of the major card companies such as Visa, MasterCard, JCB and American Express. Also, governments and financial institutions are, to an increasing extent, implementing general-purpose reloadable prepaid cards as a low-cost alternative to provide financial services to the unbanked population. Moreover, as the acceptance of using a mobile phone to facilitate financial services has increased exponentially, other companies have introduced such services to the marketplace successfully and customers may prefer those services to ours, based on technology, price or other factors.

We are in the process of transitioning to a new chief executive officer. Our future success will depend in part on our ability to manage this transition successfully, and to attract, integrate, retain and incentivize other key personnel.

On August 5, 2020, we announced that Herman G. Kotzé will resign from his position as our chief executive officer and as a member of our board of directors, effective as of September 30, 2020. Alex M.R. Smith, our chief financial officer, will serve as interim chief executive officer upon Mr. Kotzé's departure, until the board of directors finalizes the appointment of a permanent chief executive officer. We have entered into a consultancy agreement with Mr. Kotzé, which is effective for the period from December 1, 2020 through May 31, 2021. Replacing a departing chief executive officer can involve organizational disruption and uncertainty. If we fail to manage this transition successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

We must also attract, retain and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified personnel can be intense. Competitors may attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Many of our key responsibilities in South Africa are currently performed by Messrs. Kotzé and Smith, as well as by Mr. Nanda Pillay, our Managing Director: Southern Africa. We do not maintain any "key person" life insurance policies. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.

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

We may experience system failures from time to time, and any lengthy interruption in the availability of our back-end system computer could harm our business, and could subject us to the scrutiny of our customers. Frequent or persistent interruptions in our services could cause current or potential customers and users to believe that our systems are unreliable, leading them to avoid our technology altogether, and could permanently harm our reputation and brands. These interruptions would increase the burden on our staff, which, in turn, could delay our introduction of new applications and services. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers' businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim could be time consuming and costly for us to address.

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

We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. We have confidentiality agreements with employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and/or may not have adequate remedies for such breach. While we use reasonable efforts to protect our trade secrets, our employees, consultants or others may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time-consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to enforce our rights and our business could be harmed. If we are not able to defend the patent or trade secret protection position of our technologies, then we will not be able to exclude competitors from developing or marketing competing technologies.

We also rely on trademarks to establish a market identity for some of our products. To maintain the value of our trademarks, we might have to file lawsuits against third parties to prevent them from using trademarks confusingly similar to or dilutive of our registered or unregistered trademarks. Also, we might not obtain registrations for our pending trademark applications and might have to defend our registered trademark and pending trademark applications from challenge by third parties.

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

Our strategy of partnering with third parties may not be successful.

We conduct certain business activities, including outside South Africa, through strategic partnering arrangements with third parties. In such circumstances, we typically acquire a minority interest in an operating company in which a strategic partner also has an interest. While the relevant strategic partner may have primary responsibility for, among other things, the day-to-day business operations of the relevant strategic partnership, we typically retain certain elements of control, such as the ability to vote for or appoint members to the board (or equivalent) of such strategic partnerships, having input into management of those partnerships, and/or maintaining major decision rights with respect to operations. To the extent that we maintain such strategic partnership arrangements, we may not realize the expected benefits from these investments. The success of these endeavors is subject to a number of factors over which we have little or no control. For example, we may depend on our partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits. Additionally, although we typically retain certain elements of control, we are not able to completely direct the policies and strategies of these operating companies.

 Such limits to our control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Furthermore, limitations imposed on our South African subsidiaries by South African exchange control regulations may limit our ability to establish partnerships or entities outside South Africa in which we do not obtain a controlling interest.

Additionally, our minority interest ownership of entities with our strategic partners may be deemed to be “investment securities” within the meaning of Section 3(a)(2) of the Investment Company Act of 1940, as amended, or the Investment Company Act, which could cause us to be deemed to be an investment company within the meaning of Section 3(a)(1)(C) of the Investment Company Act. For more information, please refer to the risk factor, “We may be deemed to be an investment company under the Investment Company Act.”

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

We obtain our smart cards, ATMs, POS devices and the other hardware we use in our business from a limited number of suppliers, and do not manufacture this equipment ourselves. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we may not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our ability to implement new systems and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase. A supply interruption or an increase in demand beyond current suppliers' capabilities could harm our ability to distribute our equipment and thus, to acquire a new source of customers who use our technology. Any interruption in the supply of the hardware necessary to operate our technology, or our inability to obtain substitute equipment at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

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

If our actual claims experience is higher than our estimates, particularly in the light of the COVID-19 pandemic, our financial position, results of operations and cash flows could be adversely affected. Finally, the South African insurance industry is highly competitive. Many of our competitors are well-established, represented nationally and market similar products and we may not be able to effectively penetrate the South African insurance market.

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

The legislative framework for the promotion of broad-based black economic empowerment, or BEE, in South Africa has been established through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, as amended from time to time, and the Amended BEE Codes of Good Practice, 2013, or BEE Codes, and any sector-specific codes of good practice, or Sector Codes, published pursuant thereto. Sector Codes are fully binding between and among businesses operating in a sector for which a Sector Code has been published. Achievement of BEE objectives is measured by a scorecard which establishes a weighting for the various elements. Save for certain instances where entities are only required to obtain an affidavit (for example, exempted micro enterprises and a qualifying small enterprise that is 51% Black Owned or 100% Black Owned (as defined in the BEE Codes and/or Sector Codes)), scorecards are independently reviewed by accredited BEE verification agencies which issue a certificate that presents an entity's BEE Contributor Status Level.

Certain of our South African businesses are subject to either the Information, Communications and Technology Sector Code, or ICT Sector Code, or the Financial Services Sector Code. The ICT Sector Code has been amended and aligned with the new BEE Codes and was promulgated in November 2016. Likewise, the Financial Services Sector Code has been amended and aligned with the new BEE Codes and was promulgated in December 2017.

The BEE scorecard includes a component relating to management control, which serves to determine the participation of black people at various levels of management within a measured entity (including, inter alia, at Board level, Executive Management, Senior Management, Middle Management and Junior Management). The BEE Codes and/or Sector Codes define the terms "Senior Management", "Middle Management" and "Junior Management" as those occupational categories as determined in accordance with the Employment Equity Regulations. Annexure EEA9 to the Employment Equity Regulations sets out the various occupational levels which are determined in accordance with the relevant grading systems applied by the measured entity and referred to in the said Annexure. Employment equity legislation seeks to drive the alignment of the workforce with the racial composition of South Africa. The proposed legislation aims to accelerate the achievement of employment equity targets, introducing monetary fines for non-achievement. Failing to meet these targets may expose us to fines.

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

We expect that our BEE Contributor Status Level will be important for us in order to remain competitive in the South African marketplace and we continually seek ways to improve our BEE Contributor Status Level, especially the ownership (so-called "equity element") element thereof. We have entered into various BEE transactions in the past in an effort to improve our score, including transactions in which we issued equity to BEE partners.

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

The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the U.S. dollar, would negatively impact our reported revenue and net income, while a strengthening of the ZAR would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The U.S. dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. We provide detailed information about historical exchange rates in Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations-Currency Exchange Rate Information."

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

South Africa's high levels of poverty, unemployment and crime may increase our costs and impair our ability to maintain a qualified workforce

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

Our businesses in South Africa are dependent on electricity generated and supplied by the state-owned utility, Eskom, in order to operate. In recent years, Eskom has been unable to generate and supply the amount of electricity required by South Africans, and the entire country experienced significant and often unpredictable electricity supply disruptions. Eskom has implemented a number of short- and long-term mitigation plans to correct these issues but supply disruptions continue to occur regularly and with no predictability. Eskom requires significant funding from the South African government in order to continue to operate.

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

The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other highly developed economies. High rates of inflation could increase our South African-based costs and decrease our operating margins. Higher interest rates increase the cost of our debt financing, though conversely they also increase the amount of income we earn on any cash balances. The South African corporate income tax rate, of 28%, is higher than the U.S. federal income tax rate, of 21%. The South African government has announced a number of programs and initiatives that may require funding from a variety of sources, including from an increase in existing tax rates, including the corporate income tax rate; amendments to existing South African tax legislation; or through the introduction of additional taxes. An increase in the effective South African corporate income tax rate will adversely impact our profitability and cash flow generation.

South African exchange control regulations could hinder our ability to make foreign investments and obtain foreign-denominated financing.

South Africa's exchange control regulations restrict the export of capital from South Africa, the Republic of Namibia and the Kingdoms of Lesotho and Swaziland, known collectively as the Common Monetary Area, without the prior approval of the South African Reserve Bank, or SARB. While the South African government has relaxed exchange controls in recent years, it is difficult to predict whether or how it will further relax or abolish exchange control measures in the foreseeable future.

Although Net1 is a U.S. corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2020, approximately 20% of our cash and cash equivalents (excluding restricted cash) were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; or (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB.

Under current exchange control regulations, SARB approval would be required for any acquisition of our company which would involve payment to our South African shareholders of any consideration other than South African rand. This restriction could limit our management in its ability to consider strategic options and thus, our shareholders may not be able to realize a premium over the current trading price of our shares.

Operating in South Africa and other emerging markets subjects us to greater risks than those we would face if we operated in more developed markets.

Emerging markets such as South Africa, as well as some of the other markets in which we have investments or operations, including African countries outside South Africa and South and Southeast Asia, are subject to greater risks than more developed markets. While we focus our business primarily on emerging markets because that is where we perceive to be the greatest opportunities to market our products and services successfully, the political, economic and market conditions in many of these markets present risks that could make it more difficult to operate our business successfully.

Some of these risks include:

• political and economic instability, including higher rates of inflation and currency fluctuations;

• high levels of corruption, including bribery of public officials;

• loss due to civil strife, acts of war or terrorism, guerrilla activities and insurrection;

• a lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;

• logistical, utilities (including electricity and water supply) and communications challenges;

• potential adverse changes in laws and regulatory practices, including import and export license requirements and restrictions, tariffs, legal structures and tax laws;

• difficulties in staffing and managing operations and ensuring the safety of our employees;

• restrictions on the right to convert or repatriate currency or export assets;

• greater risk of uncollectible accounts and longer collection cycles;

• indigenization and empowerment programs;

• exposure to liability under the UK Bribery Act; and• exposure to liability under U.S. securities and foreign trade laws, including the Foreign Corrupt Practices Act, or FCPA, and regulations established by the U.S. Department of Treasury's Office of Foreign Assets Control, or OFAC.

• exposure to liability under U.S. securities and foreign trade laws, including the Foreign Corrupt Practices Act, or FCPA, and regulations established by the U.S. Department of Treasury's Office of Foreign Assets Control, or OFAC.

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

Moreover, the procedural safeguards of the new legal and regulatory regimes in these countries and regions are still being developed and, therefore, existing laws and regulations may be applied inconsistently. In some circumstances, it may not be possible to obtain the legal remedies provided under those laws and regulations in a timely manner. As the political, economic and legal environments remain subject to continuous development, investors in these countries and regions face uncertainty as to the security of their investments. Any unexpected changes in the political or economic conditions in these or neighboring countries or others in the region may have a material adverse effect on the investments that we have made or may make in the future, which may in turn have a material adverse effect on our business, operating results, cash flows and financial condition.

Risks Relating to Government Regulation

The South African National Credit Regulator has applied to cancel the registration of our subsidiary, Moneyline Financial Services (Pty) Ltd, as a credit provider. If the registration is cancelled, we will not be able to provide loans to our customers, which would harm our business.

Moneyline provides microloans to our EPE cardholders. Moneyline is a registered credit provider under the South African National Credit Act, or NCA, and is required to comply with the NCA in the operation of its lending business. In September 2014, the South African National Credit Regulator, or NCR, applied to the National Consumer Tribunal to cancel Moneyline's registration, based on an investigation concluded by the NCR.

The NCR has alleged, among other things, that Moneyline contravened the NCA by including child support grants and foster child grants in the affordability assessments performed by Moneyline prior to granting credit to these borrowers, and that the procedures followed and documentation maintained by Moneyline are not in accordance with the NCA. We believe that Moneyline has conducted its business in compliance with NCA and we are opposing the NCR's application. However, if the NCR's application is successful, Moneyline would be prohibited from operating its microlending business, which could have a material adverse effect on our results of operations and cash flows.

We are required to comply with certain laws and regulations, including economic and trade sanctions, which could adversely impact our future growth.

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

However, there can be no assurance that all of our employees, consultants, partners, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, or that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could materially and adversely affect our reputation, business, results of operations and financial condition. Our expansion in developing countries, and our development of new partnerships and joint venture relationships, could increase the risk of OFAC violations in the future.

In addition, our payment processing activities are subject to extensive regulation. Compliance with the requirements under the various regulatory regimes may cause us to incur significant additional costs and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

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

The South African retail banking market is highly regulated. Under current law and regulations, our EPE business activities require us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have an agreement with Grindrod Bank that enables us to implement our EPE program in compliance with the relevant laws and regulations. If the agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means. We are also dependent on Grindrod Bank to defend us against attacks from the other South African banks who may regard our products as disruptive to their funds transfer or other businesses and may seek governmental or other regulatory intervention. Furthermore, we have to comply with the strict anti-money laundering and customer identification regulations of the SARB when we open new bank accounts for our customers and when they transact. Failure to effectively implement and monitor these regulations may result in significant fines or prosecution of Grindrod Bank and ourselves.

We have commenced issuing consumer banking products through our relationship with Finbond, in the form of our Kanako and Infinity products, with Finbond taking the place of Grindrod in respect of these products. However, it would not be readily achievable to transfer our EPE solution from Grindrod to Finbond.

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

Furthermore, the proposed Conduct of Financial Institutions Bill will make significant changes to the current licensing regime. While the proposals currently indicate that existing licenses will be converted, if we are not successful in our efforts to obtain a conversion of the existing licenses, we may be stopped from continuing our financial services businesses in South Africa.

We may be subject to regulations regarding privacy, data use and/or security, which could adversely affect our business.

We are subject to regulations in a number of the countries in which we operate relating to the processing (which includes, inter alia, the collection, use, retention, security and transfer) of personal information about the people (whether natural or juristic) who use our products and services, in particular, "Know Your Customer" and personal financial information. Laws in this area, such as POPI and GDPR, have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

The Protection of Personal Information Act, or POPI, took effect on July 1, 2020, in South Africa. POPI requires that all forms of processing of personal information must, within one year after the commencement thereof, conform to the conditions of lawful processing set out in POPI. We are required to comply with the conditions contained in POPI by June 30, 2021. Contravention of POPI could result in (a) the imposition of fines by the Information Regulator; (b) imprisonment for a period of between 12 months to ten years of any person who hinders, obstructs or unlawfully influences the Information Regulator; or who is a responsible party, as defined under POPI, and commits unlawful acts; (c) and/or a damages claim instituted by the data subject(s). In addition, the Information Officer (which is an automatic position held by the chief executive officer, managing director or head of the organization) may be held criminally liable. An Information Officer is required to be registered with the Information Regulator.

The General Data Protection Regulation, or GDPR, took effect on May 25, 2018, in the European Union as well as the European Economic Area and introduced direct compliance obligations for data controllers and data processors. National Data Protection Agencies, or NDPAs, are now able to impose fines for violations ranging from 2% to 4% of annual worldwide turnover, or 10 million to 20 million euro, whichever is greater. NDPAs have the power to carry out audits, request information, and obtain access to premises. Businesses must be able to demonstrate that the personal data of any data subject can be lawfully processed on one of the six specified grounds.

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

In August 2019, the National Credit Amendment Bill, or debt-relief bill, was signed into law in South Africa. The effective date of the debt-relief bill has not yet been announced. We believe that the debt-relief bill will restrict the ability of financial services providers to provide lending products to certain low-income earners and will increase the cost of credit to these consumers. As a result, compliance with the debt-relief bill may adversely impact our micro-lending operations in South Africa.

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

The NCR will first assess whether an applicant can meet its debt obligations by paying a lower installment over an extended period of no more than five years, a so-called debt re-arrangement. This process is similar to the debt counseling provisions in existing legislation, except the applicant would not pay for the debt counselor and therefore does not enjoy the services of the counselor. If the applicant has no income, the NCR will recommend that the applicant's debts be suspended for 24 months in the hopes that the applicant's circumstances improve in order to service the debt over time.

During this period, interest and fees under the debt arrangement will cease and the applicant is required to attend a financial literacy program provided by the NCR. If the applicant's circumstances improve during this period, and the applicant is able to meet its debt obligations, the NCR will recommend a debt re-arrangement to the NCT. If the applicant's circumstances do not improve after 24 months, the NCR will apply to the NCT for the debt to be written off.

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

We expect that it will take us, and other financial services providers, some time to fully understand, interpret and implement this new legislation in our lending processes and practices. Non-compliance with the provisions of this new legislation may result in financial loss and penalties, reputational loss or other administrative punishment.

Risks Relating to our Common Stock

We may be deemed to be an investment company under the Investment Company Act.

 We are an operating company whose business is focused on developing and offering payment solutions, transaction processing services and financial technologies across multiple industries and in a number of emerging and developed economies, directly and through our wholly-owned subsidiaries, as well as through strategic partnering arrangements with companies. In such circumstances, we typically acquire a minority interest in an operating company in which a strategic partner also has an interest. While the relevant strategic partner may have primary responsibility for, among other things, the day-to-day business operations of the relevant strategic partnership, we typically retain certain elements of control, such as the ability to vote for or appoint members to the board (or equivalent) of such strategic partnerships, our input into management of those partnerships, and/or major decision rights with respect to operations.

 Our conduct, public filings and announcements hold us out as such an operating company and do not hold us out as being engaged in the business of investing, reinvesting or trading in securities. Nevertheless, certain of our strategic partnering arrangements may be deemed to be “investment securities” within the meaning of Section 3(a)(2) of the Investment Company Act. These holdings have had and continue to have uncertain and fluctuating values which could cause us to be deemed to be an investment company within the meaning of Section 3(a)(1)(C) of the Investment Company Act if their values are determined to exceed 40 percent of the value of our total assets (exclusive of government securities, cash and cash items) on an unconsolidated basis unless another exception or exemption applies. In addition, during the last several months, our cash balances have meaningfully increased as a proportion of our total assets as we completed the planned disposition of some our wholly-owned subsidiaries and our interest in one of our strategic partners, Also, and in light of recent economic disruption caused by the COVID-19 pandemic, we cancelled our option to acquire an additional interest in Bank Frick which would have resulted in us increasing our equity holding in Bank Frick from 35% to 70%. We have not yet redeployed this cash into our operating businesses.

 Regardless of the value of our strategic partnering arrangements at any particular time, we believe we should be viewed as primarily engaged in a business other than investing, reinvesting, owning, holding, or trading in securities.  In order to resolve our status more formally, we are in the process of filing with the Securities and Exchange Commission an application pursuant to Section 3(b)(2) of the Investment Company Act for an order declaring that we are not an investment company as defined in the Investment Company Act.

 If we are deemed an investment company and not entitled to an exception or exemption from registration under the Investment Company Act, we would have to register as an investment company, modify our equity interests or otherwise change our business so that it falls outside the definition of an investment company under the Investment Company Act. If the Securities and Exchange Commission does not grant us the order, compliance with the Investment Company Act would limit our ability to continue our strategic partnering arrangements and may require us to significantly restructure our business plan, which could materially adversely affect our results of operations. Registering as an investment company pursuant to the Investment Company Act could, among other things, materially limit our ability to borrow funds or engage in other transactions and otherwise would subject us to substantial and costly regulation. Failure to register, if required, would significantly impair our ability to continue to engage in our business and would have a material adverse impact on our business and operations.

Our stock price has been and may continue to be volatile.

Our stock price has experienced recent significant volatility. During the 2020 fiscal year, our stock price ranged from a low of $2.70 to a high of $4.45. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

• any adverse developments in litigation or regulatory actions in which we are involved;

• fluctuations in currency exchange rates, particularly the U.S. dollar/ZAR exchange rate;

• announcement of additional BEE transactions, especially one involving the issuance or potential issuance of equity securities or dilution or sale of our existing business in South Africa;

• quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;

• significant fair value adjustments in respect of investments;

• significant impairment of investments;

• announcements of acquisitions, disposals or impairments of intangible assets;

• the timing of or delays in the commencement, implementation or completion of investments or major projects;

• large purchases or sales of our common stock;

• general conditions in the markets in which we operate; and

• economic and financial conditions.

The put right we have agreed to grant to the IFC Investors on the occurrence of certain triggering events may have adverse impacts on us.

In May 2016, we issued an aggregate of 9,984,311 shares of our common stock to the IFC Investors, of which, as of June 30, 2020, the IFC Investors held 7,881,142 shares. We granted the IFC Investors certain rights, including the right to require us to repurchase any share held by the IFC Investors pursuant to the May 2016 transaction upon the occurrence of specified triggering events, which we refer to as a "put right." Events triggering the put right relate to (1) us being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that we (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate our business in compliance with anti-money laundering or anti-terrorism laws; or (2) our rejection of a bona fide offer to acquire all of our outstanding shares at a time when we have in place or implement a shareholder rights plan, or adopt a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid to us by the IFC Investors and the volume-weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect to a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. If a put triggering event occurs, it could adversely impact our liquidity and capital resources. In addition, the existence of the put right could also affect whether or on what terms a third party might in the future offer to purchase our company. Our response to any such offer could also be complicated, delayed or otherwise influenced by the existence of the put right.

Approximately 30% of our outstanding common stock is owned by two shareholders. The interests of these shareholders may conflict with those of our other shareholders.

There is a concentration of ownership of our outstanding common stock because approximately 30% of our outstanding common stock is owned by two shareholders. Based on their most recent SEC filings disclosing ownership of our shares, Value Capital Partners (Pty) Ltd, or VCP, and IFC Investors, beneficially own approximately 16% and 14% of our outstanding common stock, respectively.

VCP has agreed, pursuant to a Cooperation Agreement dated May 13, 2020, to refrain from acquiring more than 19.9% of our outstanding common stock or taking certain actions, including acting in concert with others, that could result in a change of control of the Company. These restrictions remain in effect through the date of our 2021 annual meeting of shareholders.

The interests of VCP and the IFC Investors may be different from or conflict with the interests of our other shareholders. As a result of the significant combined ownership by VCP and the IFC Investors, subject to the limitations applicable to VCP contained in the Cooperation Agreement, they will be able, if they act together, to significantly influence the voting outcome of all matters requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes, we are required to furnish a management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting. We are required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

During fiscal 2019, we identified a material weakness in our internal control over financial reporting where the control over the review of the accounting for non-routine complex transactions did not operate effectively. As a result, the control did not operate effectively in determining the correct classification in the statement of operations of the $34.0 million accrual for the implementation costs to be refunded to SASSA following the September 30, 2019 Supreme Court ruling. During the current fiscal year, we have implemented additional controls to address this matter, but have had insufficient instances of non-routine complex transactions to be able to assess whether these additional controls are operating effectively. Accordingly, the material weakness remains unremediated as of June 30, 2020.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to the material weakness in internal control over financial reporting as described above.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based upon U.S. laws, including federal securities laws or other foreign laws, against us or certain of our directors and officers and experts.

While Net1 is incorporated in the state of Florida, United States, the company is headquartered in Johannesburg, South Africa and substantially all of the company's assets are located outside the United States. In addition, the majority of Net1's directors and all its officers reside outside of the United States and the majority of our experts, including our independent registered public accountants, are based in South Africa.

As a result, even though you could effect service of legal process upon Net1, as a Florida corporation, in the United States, you may not be able to collect any judgment obtained against Net1 in the United States, including any judgment based on the civil liability provisions of U.S. federal securities laws, because substantially all of our assets are located outside the United States. Moreover, it may not be possible for you to effect service of legal process upon the majority of our directors and officers or upon our experts within the United States or elsewhere outside South Africa and any judgment obtained against any of our foreign directors, officers and experts in the United States, including one based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by a South African court.

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

Whether a judgment was contrary to public policy depends on the facts of each case. Exorbitant, unconscionable, or excessive awards will generally be contrary to public policy. South African courts cannot enter into the merits of a foreign judgment and cannot act as a court of appeal or review over the foreign court. Further, if a foreign judgment is enforced by a South African court, it will be payable in South African currency. Also, under South Africa's exchange control laws, the approval of SARB is required before a defendant resident in South Africa may pay money to a non-resident plaintiff in satisfaction of a foreign judgment enforced by a court in South Africa.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters facility which consists of approximately 93,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park, Johannesburg, 243 financial services branches, 78 financial service express stores and 48 satellite branches. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa; London, United Kingdom; Hong Kong; Mumbai, India; Zhuhai, China; Birkirkara, Malta and Black River, Mauritius. These leases expire at various dates through 2027, assuming the exercise of options to extend. We believe that we have adequate facilities for our current business operations.

ITEM 3.  LEGAL PROCEEDINGS

CPS placed into business rescue and SASSA application to place CPS into liquidation

On February 5, 2020, the Constitutional Court denied CPS' leave to appeal lower court judgments ordering CPS to repay additional implementation costs that SASSA paid to CPS in 2014, thereby exhausting all legal recourse for CPS in the matter and rendering CPS insolvent. CPS' board of directors has adopted a resolution to put CPS into business rescue under South African law and has filed the required resolution with the Companies and Intellectual Property Commission. On May 18, 2020, the resolution was officially registered and business rescue practitioners were appointed. The business rescue process can lead to either a compromise with creditors and a continuation of CPS' business or the liquidation of CPS. We are unable to predict the outcome of the business rescue process.

On June 18, 2020, SASSA launched an urgent application with the High Court to place CPS into liquidation and declare the business rescue process invalid. On July 7, 2020, the business rescue practitioners, on behalf of CPS, responded to this application correcting a number of inaccuracies contained therein. The matter is scheduled to be heard on October 16, 2020. The High Court will need to rule on both the urgency of the matter as well as the merits of the application. The decision on whether to continue to oppose the action or abide by the application rests with the business rescue practitioners. We are unable to predict the outcome of this litigation or the implications for Net1 given that it no longer controls CPS.

Freedom Under Law application to the Constitutional Court

On April 9, 2020, Freedom Under Law, a South African NGO, filed an application with the Constitutional Court for various orders related to the original AllPay rulings invalidating the 2012 award of the SASSA grants distribution contract to CPS. While the majority of the orders requested apply to other parties, Freedom Under Law has also applied for an order requiring CPS to pay back any profits earned under the SASSA contract. The business rescue practitioners, on behalf of CPS, have filed heads of argument in this matter but we cannot predict when or how the Constitutional Court will rule on this matter or the implications for Net1 given it no longer controls CPS.

Initiation of proceedings to receive payment of fees due to CPS for the last six months of the SASSA contract

Following the March 23, 2018, Constitutional Court order for a six-month extension of our contract with SASSA for payment of grants in cash at pay points only, CPS was allowed to charge a monthly fee based on the previously contracted rate of ZAR 16.44 (including VAT) per cash pay point recipient. Given that CPS only serviced the highest-cost beneficiaries, the Constitutional Court allowed CPS to approach the National Treasury in order for them to make a fair determination of the price CPS should be paid for services rendered. National Treasury recommended a rate of ZAR 51.00 (including VAT) per cash pay point recipient per month to the Constitutional Court. Contrary to SASSA's stance, the Constitutional Court on December 5, 2018, ruled that it is not required to ratify the Treasury-recommended rate, and that CPS and SASSA must agree on the pricing. On June 5, 2019, CPS filed summons in the High Court seeking to receive an amount in accordance with the National Treasury's recommendation. On February 20, 2020, SASSA filed a response to CPS' summons. We cannot predict how the court will rule on this matter, which is now being controlled by the CPS business rescue practitioners.

NCR application for the cancelation of Moneyline's registration as a credit provider

In September 2014, the NCR applied to the South African National Consumer Tribunal, or Tribunal, to cancel the registration of our subsidiary, Moneyline, for breach of the NCA based on an investigation concluded by it. We raised a number of procedural points in defense and argument on these points was heard on November 27, 2015, before three tribunal members. Two ruled against us and one upheld our points. We are appealing the majority ruling to the High Court. This matter was heard on December 4, 2018, by a full bench of the Pretoria High Court. We still await judgment. If we are successful, it will dispose of the application. If we do not prevail, then the NCR's application will be set down before the Consumer Tribunal for argument on the main issues raised by the NCR, as dealt with above. We cannot predict the outcome of this litigation.

Initiation of legal proceedings against a PG Purchasing customer regarding non-payment of working capital finance loans receivable

In January 2019, we filed a Petition with the District Court of Dallas County, Texas ("Texas district court lawsuit"), naming Permian Crude Transport, LP, f/k/a Permian Crude Transport, LLC, d/b/a Permian Transport & Trading ("PCT"), and Centurion Marketing, LLC d/b/a Jupiter Marketing & Trading, LLC ("Centurion" and collectively with PCT, "PCT/Centurion") as defendants regarding the recovery of working capital finance loans receivable made to PCT/Centurion by our wholly owned subsidiary, PG Purchasing. This lawsuit was in its initial stages and trial was set for December 2, 2019. However, the Texas district court lawsuit was administratively closed following PCT's filing for bankruptcy in June 2019 and Centurion's filing for bankruptcy in July 2019 ("PCT/Centurion bankruptcy matters"). The Texas district court lawsuit may be re-opened if the PCT/Centurion bankruptcy matters are lifted.

We cannot predict if the Texas district court lawsuit will be re-opened, and if it is re-opened, the outcome of the matter. Also, we cannot predict the outcome of the PCT/Centurion bankruptcy matters.

Termination of December 5, 2019, securities class action complaint

On December 5, 2019, a putative securities class action complaint was filed in the United States District Court for the Southern District of New York, or the Court, against us and Herman G. Kotzé, our chief executive officer and Alex M.R. Smith, our chief financial officer. The complaint sought damages based on alleged material misrepresentations and omissions concerning our internal control over financial reporting, classification of an investment in Cell C Proprietary Limited, and our consolidated financial statements for fiscal 2018. The complaint asserted claims for violations of Sections 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The proposed class period was September 12, 2018, through November 8, 2018, inclusive. On March 25, 2020, the Court appointed the lead plaintiff and approved his selection of lead counsel. Their motions had been unopposed. Thereafter, we negotiated a schedule for the filing of an amended complaint and our response thereto with the plaintiff. On June 3, 2020, we and the lead plaintiff filed a stipulation and proposed order of dismissal whereby the lawsuit would be dismissed as against all defendants with prejudice on behalf of the lead plaintiff, and without prejudice with respect to any unnamed plaintiffs or other class members. On June 4, 2020, the Court so ordered the stipulation and proposed order of dismissal. The action is thus terminated.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on The NASDAQ Global Select Market, or Nasdaq, in the United States under the symbol "UEPS" and on the JSE in South Africa under the symbol "NT1." The Nasdaq is our principal market for the trading of our common stock.

Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of September 3, 2020, there were 11 shareholders of record of our common stock. We believe that a substantially greater number of beneficial owners of our common stock hold their shares though banks, brokers, and other financial institutions (i.e. "street name"). Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

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

Issuer purchases of equity securities

On February 5, 2020, our board of directors approved the replenishment of our existing share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. We did not repurchase any shares of our common stock during fiscal 2020.

Share performance graph

The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2015, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read together with Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8-"Financial Statements and Supplementary Data." The following selected historical financial data as of June 30, 2020 and 2019, and for the three years ended June 30, 2020, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2018, 2017 and 2016 and for the years ended June 30, 2017 and 2016, have been derived from our consolidated financial statements, which are not included herein, and have been restated as noted below, which restatement is unaudited. The selected historical consolidated financial data has been adjusted to reflect our discontinued operations, refer to Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of each date and for each period presented have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

As discussed in Note 1 to our audited consolidated financial statements included in Item 8-"Financial Statements and Supplementary Data," our historical consolidated financial statements have been corrected to give effect to the restatements. Accordingly, certain of the selected consolidated financial data presented in the table below has been corrected to give effect to the restatements as indicated.

Consolidated Statements of Operations Data

(in thousands, except per share data)

	Year ended June 30
	2020(1)	2019(R)(2)	2018(R)	2017	2016
		(as restated)	(as restated)

Revenue(3)	$150,997	166,227	$459,575	$456,663	$432,140
Cost of goods sold, IT processing, servicing and support	109,006	129,696	243,554	236,179	232,344
Selling, general and administration(3) (4)	75,256	144,920	130,822	124,086	90,674
Depreciation and amortization	4,647	12,103	10,473	12,679	9,681
Impairment loss	6,336	14,440	20,917	-	-
Operating (loss) income	(44,248)	(134,932)	53,809	83,719	99,441
Change in fair value of equity securities	-	(167,459)	32,473	-	-
Termination fee paid to cancel Bank Frick option	17,517	-	-	-	-
Interest income	2,805	5,424	16,845	20,014	14,699
Interest expense	7,641	9,860	8,569	2,174	646
Impairment of Cedar Cellular note	-	12,793	-	-	-
(Loss) Income before taxes	(65,016)	(319,443)	94,558	101,559	113,494
Income tax expense	2,656	(5,072)	45,106	38,175	39,135
(Loss) income from equity accounted investments(5)	(29,542)	1,258	1,810	2,814	322
Net (loss) income from continuing operations	(97,214)	(313,113)	51,262	66,198	74,681
Gain (loss) on disposal of discontinued operation, net of tax	12,454	(9,175)	-	-	-
Net (loss) income attributable to Net1 - continuing operations	(97,214)	(311,761)	52,142	64,504	72,339
(Loss) Income from continuing operations per share:
Basic	$(1.70)	$(5.49)	$0.92	$1.18	$1.51
Diluted	$(1.70)	$(5.49)	$0.92	$1.17	$1.50

(R) Income tax expense, net income attributable to Net1 and Income from continuing operations per share: Basic and Diluted for the years ended June 30, 2019 and 2018, have been restated to correct the misstatements discussed in Note 1 to the audited consolidated financial statements.

(1) Includes the impact of the COVID-19 pandemic lockdown restrictions, which directly impacted elements of the business from March 27, 2020 to June 1, 2020.

(2) Impacted by expiration of SASSA contract in September 2018.

(3) Revenue for the year ended June 30, 2019, includes revenue that has been reversed of $19.7 million (ZAR 277.6 million) as a result of the Supreme Court ruling discussed in Note 14 to our audited consolidated financial statements, and selling, general and administration includes $14.3 million (ZAR 201.8 million) of expenses related to the Supreme Court ruling.

(4) Includes an allowance for doubtful financial loans receivable of $28.8 million in 2019 and a separation payment of $8.0 million paid to our former chief executive officer in 2017.

(5) Includes impairments of $33.8 million in 2020 as discussed in Note 10 to our audited consolidated financial statements.

Additional Operating Data:

(in thousands, except percentages)

	Year ended June 30,
	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)

Cash flows (used in) provided by operating activities	$(46,045)	$(4,460)	$132,305	$97,161	$116,552
Cash flows provided by (used in) investing activities	223,117	64,476	180,748	(114,071)	5,756
Cash flows (used in) provided by financing activities	$(48,838)	$(24,714)	$(473,479)	$40,469	$13,645

Operating (loss) income margin(2)	(29.3%)	(81.2%)	11.7%	15.9%	19.4%

(1) Cash flows provided by (used in) investing activities include movements in settlement assets and cash flows (used in) provided by financing activities include movement in settlement liabilities.

(2) Fiscal 2020 operating loss margin was (16.0%) before impairment losses (refer to Note 11 of our audited consolidated financial statements for a full description of fiscal 2020, 2019 and 2018 impairment losses). Fiscal 2019 operating loss margin was (48.2%) before retrenchment costs, the impact of the SASSA implementation costs accrual (refer to Note 14 of our audited consolidated financial statements), and impairment losses. Fiscal 2018 operating income margin was 18.0% before the impairment loss and an allowance for doubtful finance loans receivable. Fiscal 2017 operating income margin was 18.0% before the separation payment of $8.0 million paid to our former chief executive officer.

Consolidated Balance Sheet Data:

(in thousands)

	Year ended June 30,
	2020	2019	2018	2017	2016
		(as restated)	(as restated)

Cash, cash equivalents and restricted cash	$232,485	$95,460	$57,607	$210,396	$206,702
Total current assets before settlement assets	311,292	153,285	169,619	369,241	316,149
Equity-accounted investments(R)	65,836	148,427	83,234	25,935	23,794
Goodwill	24,169	37,316	52,799	75,598	67,058
Intangible assets	612	2,228	9,405	13,666	15,859
Total assets(R)	453,678	670,247	1,214,532	1,448,829	1,261,649
Total current liabilities before settlement obligations	63,288	155,808	94,090	54,957	37,486
Total long-term debt	-	-	5,469	-	-
Total equity(R)	$290,213	$317,342	$638,827	$596,074	$491,611

(R) Equity-accounted investments, total assets and total equity as of June 30, 2019, have been restated to correct the misstatement discussed in Note 1 to the audited consolidated financial statements. As of June 30, 2018, restated as follows: equity-accounted investments and total assets decreased by $2.0 million; and total equity decreased by $1.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 6-"Selected Financial Data" and Item 8-"Financial Statements and Supplementary Data." In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See Item 1A- "Risk Factors" and "Forward Looking Statements."

Overview

We are a provider of financial technology, or fintech, products and services to unbanked and underbanked individuals and small businesses in South Africa and other emerging economies. We have developed and own most of our payment technologies, and where possible, we utilize this technology to provide financial and value-added services to our customers by including them into the formal financial system.

Sources of Revenue

We generate our revenues by charging transaction fees to merchants, financial service providers, utility providers, bill issuers and cardholders; by providing loans and insurance products and by selling hardware, licensing software and providing related technology services.

We have structured our business and our business development efforts around several related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. The revenue and costs associated with this approach are reflected in our Financial inclusion and applied technologies segment.

We have found that we have greater revenue and profit opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the technology and apply it in a system ourselves, charging one-time and ongoing fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we provide bank accounts on a monthly fee basis, and charge fees on an ad valorem basis for goods and services purchased. Usage of our bank accounts also provides our customers with access to short-term loans and life insurance products. The revenue and costs associated with this approach are reflected in our South African transaction processing and Financial inclusion and applied technologies segments.

In South Africa, we also generate fees from debit and credit card transaction processing, the provision of value-added services such as bill payments, mobile top-up and prepaid utility sales, and from providing a payroll transaction management service (up until the disposal of this business in December 2019). The revenue and costs associated with these services are reflected in our South African transaction processing and Financial inclusion and applied technologies segments.

Through IPG we generate fee revenue through the provision of payment service provider and card issuing and acquiring services in primarily Europe, China and the U.S. The revenue and costs of IPG are reflected in our International transaction processing segment.

Finally, we have investments, business partnerships or joint ventures to provide us with an opportunity to introduce our financial technology solutions to markets such as Bank Frick in Europe, Finbond in South Africa and North America, Carbon in Nigeria, V2 in sub-Sahara Africa, and MobiKwik in India. In these situations, we took an equity position in the business while also acting as a supplier of technology. In these relationships, we participate closely in the development of the business and remain actively engaged in the management of the new business.

We believe that this flexible approach enables us to drive adoption of our solutions while capturing the value created by the implementation of our technology.

Developments during Fiscal 2020

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

Business and operations

The restrictions limited movement of our customers and employees and governed the access that we and our customers and business partners have to our corporate head office and operating branches and offices. A number of our South African businesses were classified as essential services and therefore we were able to operate these businesses, including our EasyPay payment processing and value-added services operations, the operation of bank accounts and our national ATM network.

However, we were required to suspend our South African lending and other financial services activities to the extent that they operate through branches, and therefore we were prohibited from marketing and selling loans and other financial products on a face-to-face basis from the end of March 2020 to the end of May 2020. During April 2020, we developed a system to grant loans to repeat customers using mobile phone-based USSD strings, and this was launched through targeted SMS marketing in early May 2020. Collections of amounts due from existing loans have been largely unaffected by the COVID-19 pandemic and government-imposed restrictions. We continue to monitor the recoverability of our lending book and have considered the impact of COVID-19 on the collectability of the outstanding balance as of June 30, 2020, and determined that an increase in the allowance for doubtful finance loans receivable specifically related to the COVID-19 pandemic was not required. We have made this determination because we currently do not expect the pandemic to significantly impact our customer base's ability to repay amounts due over the next five months, which is the remaining term on the loans.

During the three months ended March 31, 2020, (i.e. prior to lockdown), we experienced gross loan originations of approximately ZAR 80 to ZAR 110 million per month. As expected, our lending book unwound during April and May 2020 as we were unable to originate new business and our revenue from lending activities decreased in the fourth quarter of fiscal 2020. However, our lending book has recovered since restrictions were eased and loan originations exceeded R190 million in June 2020, and the loan book has continued to grow through August 2020. As expected, we experienced significant demand for these products once the operating restrictions were lifted, and continue to closely monitor credit criteria in-line with our business processes and practices.

There was also a prohibition in place against charging certain banking-related fees to our South African customers during the lockdown period from March 27, 2020, to May 31, 2020. We had to forgo cash withdrawal fees of approximately ZAR 35.2 million during that period. We did continue to earn interchange fees in respect of cash withdrawals from our ATMs performed by the customers of other issuers during that period. Normal fee charges have been applied to all customers since June 1, 2020.

Our South African insurance business has not yet experienced a significant increase in benefit claims, however, its ability to write new policies was impacted by the temporary closure of our financial services branches and the mandatory requirement for our employees to remain at home. As for our loan business, these restrictions were removed from June 1, 2020 and the business has been actively writing new business since that date at similar levels to those experienced before the crisis.

IPG was adversely impacted by the pandemic as its business development activities have been negatively affected by travel restrictions and it has been unable to commence direct marketing and the launching of new products and services. Furthermore, the processing volumes on the merchants it does service were affected during April and May by the retail operation restrictions in many countries. Since June, these volumes have steadily recovered.

We have incurred expenses of approximately ZAR 2.8 million directly related to responding to the pandemic's impact on our business during the last half of fiscal 2020. This expenditure related to the acquisition of thermometers to record and monitor our employee's and customer's temperatures as mandated by certain South African regulations in order to identify and contain COVID-19 infections, as well as sanitizers, masks and gloves for our employees and for the use of customers in our branches. Since June 30, 2020, we have incurred direct expenditure of approximately ZAR 0.2 million related to the purchase of sanitizers, masks and gloves for our employees and for the use of customers in our branches.

We were able to claim some government support in respect of those operations that were closed during the period from March 27, 2020 to May 31, 2020 in the form of the South African government's Unemployment Insurance Fund, or UIF, Temporary Employer/ Employee Relief Scheme, or TERS, benefit. This subsidised around 20% of the salary cost of affected employees and we received ZAR 20.0 million in support in this respect during the fourth quarter of fiscal 2020.

Since the easing of restrictions on June 1, 2020 our ability to operate our business has significantly increased, though it remains affected by the continued restrictions on the wider economy and the ability and willingness of people to move around South Africa freely.

Employees

We closed a number of our offices and operating locations in order to comply with government regulations and for the general well-being of our employees following the outbreak of the pandemic. Where possible, we have provided the necessary facilities (computer equipment, data cards, etc.) for our employees to operate remotely and continue to encourage them to do so where this is practical and effective. We have provided the necessary protective equipment and sanitization facilities for those employees that continued to operate within our offices and operating locations and who have returned since the loosening of some of the restrictions.

Cash resources and liquidity

We believe we have sufficient cash reserves to support us through the next twelve months following the disposal of Net1 Korea and DNI (refer to Note 3 and Note 10 to our audited consolidated financial statements). Together with our existing cash reserves, we also believe that our credit facilities are sufficient to fund our ATM network.

We do not believe there will be any further significant adverse effects on our liquidity from the pandemic, unless there is a resumption of the higher level of restrictions in South Africa in the event of an increase in the level of infections.

We believe that our South African insurance business is adequately capitalized and do not expect to have to provide additional funding to the business in the foreseeable future.

Financial position and impairments

Except for the impact on Finbond's business, we do not believe that the pandemic has significantly impacted the carrying value of long-lived assets and equity method investments to date. Finbond provided a public trading update in late June 2020, in which it noted the hardships experienced following the outbreak of the pandemic and the expected negative impact on its business, though this impact did not affect the carrying value at the balance sheet date. We recorded non-COVID-19-related impairments in respect of certain of our equity-method investments - refer to Note 10 to our audited consolidated financial statements and "-Critical Accounting Policies" below.

Control environment

We do not expect the pandemic to have a significant impact on our internal control environment.

While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our customers and other factors identified in Part I, Item 1A. "Risk Factors- The COVID-19 pandemic has disrupted our business. We are unable to ascertain the impact the pandemic will have on our future financial position, operations, cash flows and stock price". We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Financial Inclusion Activities in South Africa

Having taken dramatic steps to reduce costs in our South African operations in fiscal 2019, our focus in fiscal 2020 was, and continues to be, to transition our South African financial inclusion activities towards a business-to-consumer, or B2C, model. We have developed new banking products in cooperation with Finbond and stabilized our financial services offerings, while continuing to make our distribution and infrastructure more efficient. Our ability to expand our account base and financial services offerings was constrained by the unavailability of sufficient liquidity through March 2020. Following the asset disposals during the fiscal year, we intended to commence with the marketing of new account, payment and loan products in South Africa by injecting adequate liquidity to support such growth over the following twelve months. However, with South Africa going into a lockdown period as a result of COVID-19, our ability to commence with these activities was delayed further since our targeted customers typically require face-to-face interactions.

As a result of the lockdown restrictions, we have only been able to start focusing on expanding our account base and financial services offerings since June 1, 2020 and these activities have still been constrained by the circumstances surrounding the pandemic. As restrictions have eased further and consumers have slowly increased their activity levels, we have started to look at ways to increase our customer base in these unusual circumstances, and believe that there is strong demand for reasonably priced products and services in the market.

During the third quarter of fiscal 2020, we launched new loan products in collaboration with Finbond utilizing their balance sheet. These loans are to the higher LSM customers and therefore the first of our efforts to move up to a higher-income customer segment. This initiative was also affected by the lockdown regulations. We continue to work with Grindrod Bank on our ATM and other acquiring initiatives.

International Activities

IPG - Following our strategic review process, our board has decided to focus on what it believes are compelling opportunities in South Africa and while we believe there remains a business case for IPG, we plan to dedicate all our focus and capital to the South African market. As a result, we will look to either dispose of the IPG operations or close them down in a structured and responsible manner. During fiscal 2020, IPG had made progress towards the launch of a new brand and suite of products targeted at European markets, but revenue generation did not improve, and it continued to incur losses as it ramped up its operations for launch.

Bank Frick - Following Net1's cancellation of its option to acquire a controlling interest in Bank Frick, the bank remains focused on serving financial intermediaries and further expanding its blockchain banking activities. It also remains the only bank in Liechtenstein to hold acquiring licenses from both Visa and MasterCard. During its fiscal year ended December 31, 2019, Bank Frick for the first time reported commission and service revenue that exceeded interest income. Assets under management for the year ended December 31, 2019 were CHF 2.7 billion, an increase of 3% year-over-year. Prior to the COVID-19 pandemic in Europe, Bank Frick had expected net income in the year ended December 31, 2020 to increase over 40% compared to 2019. However, its ability to meet this target will depend on the extent of the continuing impact of COVID-19 on its operating environment. Its performance for the six months to June 30, 2020 was behind budget, but broadly in line with the previous year.

Carbon - Prior to the outbreak of the COVID-19 pandemic and its resulting impact in Nigeria, Carbon had continued to report exponential sequential growth across all the key indicators of its business. It reacted quickly to the changing circumstances, tightening lending criteria and communicating regularly with its customers, which has resulted in lower revenue but higher quality advances. However, they have increased provisioning levels in the last quarter, which has depressed their results in the short term. It has successfully raised local funding and was able to settle most of its U.S. dollar-denominated lending prior to the crisis. We believe it is well positioned to recommence its growth once conditions stabilize and it is looking to transform from a digital lender to a digital bank over the next few years.

India - Following MobiKwik's approval to become an issuer, we have made further progress on the relaunch of our virtual card project with them as the issuer, and anticipate that we will be in a position to start issuing cards in fiscal 2021. MobiKwik itself continued to perform ahead of expectations up until the start of the pandemic but has seen a reduction in revenue in the three months ended June 30, 2020. This has resulted in cash EBITDA losses of less than $1.0 million for MobiKwik during that period, but we believe that there should be a quick recovery as conditions normalize. In particular, there have been a number of developments during the pandemic that we believe should be very positive for MobiKwik's longer-term growth prospects.

Progress on corporate activities

We have executed a number of corporate actions in accordance with our strategic review over the past year:

Sale of KSNET in Korea - On March 9, 2020, we sold 100% of KSNET for approximately $237 million. Refer to Note 3 to our audited consolidated financial statements for additional information regarding this transaction. Our Korean operation has been reported as a discontinued operation.

Disposal of DNI - On April 1, 2020, we sold our remaining interest in DNI for approximately $48.0 million. Refer to Note 10 to our audited consolidated financial statements for additional information regarding this transaction.

Cell C - We continued to carry the value of our Cell C investment at $0 (zero) as of June 30, 2020. Cell C is focused on its recapitalization and its operational reorganization given its revised commercial model. While it remains in default on its various lending arrangements, Cell C and its lenders are working constructively towards a recapitalization intended to ensure its long-term sustainability and allow Cell C to focus on its core business. Good progress has been made over the last quarter assisted, by an improved operating performance.

SASSA Contract Expiration

Although we have not been involved operationally with SASSA since September 30, 2018, we have been actively trying to resolve all legal and legacy outstanding items to allow us to focus on our core business. On February 5, 2020, the Constitutional Court of South Africa denied CPS' leave to appeal lower court judgments ordering CPS to repay additional implementation costs that SASSA paid to CPS in 2014, thereby exhausting all legal recourse for CPS in the matter. As a result, we have placed CPS into business rescue. The business rescue process can lead to either a compromise with creditors and a continuation of CPS' business or the liquidation of CPS. We have deconsolidated CPS because we no longer exercise control over CPS or the business rescue process as we have ceded control of CPS to the business rescue practitioners on the commencement of the business rescue process. Refer also Part I, Item 3.-" Legal Proceedings" for additional information.

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

Valuation of investment in Cell C

We have elected to measure our investment in Cell C, an unlisted equity security, at fair value using the fair value option. Changes in the fair value of this equity security are recognized in the caption "change in fair value of equity securities" in our audited consolidated statements of operations. The tax impact related to the change in fair value of equity securities is included in income tax expense in our audited consolidated statements of operation. The determination of the fair value of this equity security requires us to make significant judgments and estimates. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Refer to Note 7 of our audited consolidated financial statements regarding the valuation inputs and sensitivity related to our investment in Cell C.

We used a discounted cash flow model to determine the fair value of our investment in Cell C as of June 30, 2020 and 2019, and valued Cell C at $0.0 (zero) as of each of June 30, 2020 and 2019. We utilized the latest approved business plan provided by Cell C management for the period ending December 31, 2024, and the following key valuation inputs were used:

Weighted Average Cost of Capital:	Between 15% and 21% over the period of the forecast
Long term growth rate:	3% (4.5% as of June 30, 2019)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - June 30, 2020:(1)	ZAR 15.8 billion ($0.9 billion), includes R4.4 billion of lease liabilities
Net adjusted external debt - June 30, 2019:(2)	ZAR 13.9 billion ($1 billion), includes R6.4 billion of lease liabilities
Deferred tax (incl. assessed tax losses) - June 30, 2020:(1)	ZAR 2.9 billion ($167.3 million)
Deferred tax (incl. assessed tax losses) - June 30, 2019:(2)	ZAR 2.9 billion ($205.9 million)

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2020.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2019.

We believe the Cell C business plan is reasonable based on the current performance and the expected changes in the business model.

Recoverability of equity-accounted investments and other equity securities

We review our equity-accounted investments and other equity securities for impairment whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. In performing this review, we are required to estimate the fair value of our equity-accounted investments and other equity securities. The determination of the fair value of these investments requires us to make significant judgments and estimates.

For fiscal 2020, in determining the fair value of certain of our equity-accounted investments, we have considered (i) for DNI specifically, the fair value of consideration received on April 1, 2020, adjusted for the accumulated foreign currency translation reserve, (ii) dividend discount models based on projected cash flows, adjusted for identified risks, (iii) various multiples applicable to peer and industry comparables of certain of our equity-accounted investments, and (iv) the net asset value of the equity-accounted investment being assessed as a proxy of fair value because reasonable cash flow forecasts are not available. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

For instance, we performed an impairment assessment as of March 31, 2020, for certain of our equity-accounted investments following the identification of certain impairment indicators. The results of our impairment tests as of March 31, 2020, resulted in impairments of $27.8 million related to our equity-accounted investments, as discussed in Note 10 to our audited consolidated financial statements. Total impairments for fiscal 2020 was $33.8 million. We did not identify any impairment indicators during each of fiscal 2019 and 2018 and therefore did not recognize any impairment losses related to our equity-accounted investments during those years.

Other equity securities include our investments in MobiKwik and CPS. These equity securities do not have readily determinable fair values and therefore we have elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

If we identify an impairment indicator related to these equity securities, we are required to assess the carrying value of these equity securities against their fair value. The determination of the fair value of the investment would require us to make significant judgments and estimates. We would be required to base our estimates on assumptions we would believe to be reasonable but these assumptions may be unpredictable and inherently uncertain. We did not identify any impairment indicators during each of fiscal 2020, 2019 and 2018 and therefore did not recognize any impairment losses related to these equity securities during those years.

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

We review the carrying value of goodwill annually or more frequently if circumstances indicating impairment have occurred. In performing this review, we are required to estimate the fair value of goodwill that is implied from a valuation of the reporting unit to which the goodwill has been allocated after deducting the fair values of all the identifiable assets and liabilities that form part of the reporting unit.

The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units for fiscal 2020, we considered country and entity-specific growth rates, future expected cash flows to be used in our discounted cash flow model, and the weighted-average cost of capital applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.

In determining the fair value of reporting units in our previous fiscal years, we considered the EBITDA and the EBITDA multiples applicable to peer and industry comparables of the reporting units. We based our estimates on assumptions we believed to be reasonable but that are unpredictable and inherently uncertain. In addition, we made judgments and assumptions in allocating assets and liabilities to each of our reporting units.

The results of our impairment tests during fiscal 2020 indicated that the fair value of our reporting units exceeded their carrying values, with the exception of the $5.6 million of goodwill impaired during fiscal 2020, as discussed in Note 11 to our audited consolidated financial statements.

Intangible Assets Acquired Through Acquisitions

The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2018 where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

The valuations were based on information available at the time of the acquisition and the expectations and assumptions that were deemed reasonable by us. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows. To the extent actual cash flows vary, revisions to the useful life or impairment of intangible assets may be necessary. For instance, in fiscal 2019, we recorded an impairment loss of $5.3 million related to intangible assets acquired (customer relationships) in the DNI acquisition as a result of Cell C entering into a roaming arrangement with another South African mobile telecommunications network provider which extended Cell C's network coverage. This arrangement impacted the identified customer relationship recognized.

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

During fiscal 2020, fiscal 2019 and 2018, respectively, we recorded a net increase of $13.4 million, $78.2 million and $9.6 million to our valuation allowance. As of June 30, 2020 and 2019, the valuation allowance related to deferred tax assets was $106.4 million and $125.9 million, respectively.

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

We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors. We have also utilized a bespoke adjusted Monte Carlo simulation discounted cash flow model to measure the fair value of restricted stock with market conditions granted to employees and directors. The stock-based compensation cost related to these valuations has been recognized on a straight-line basis. These valuation models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $1.7 million, $0.4 million and $2.6 million for fiscal 2020, 2019 and 2018, respectively.

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

Our policy is to regularly review the aging of outstanding amounts due from customers and adjust the provision based on management's estimate of the recoverability of the amounts outstanding.

Management considers factors including period outstanding, creditworthiness of the customers, past payment history and the results of discussions by our credit department with the customer. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our customers to make payments when due deteriorate in the future. Judgment is required to assess the ultimate recoverability of these receivables, including ongoing evaluation of the creditworthiness of each customer.

Microlending

We maintain an allowance for doubtful finance loans receivable related to our Financial inclusion and applied technologies segment with respect to microlending loans provided to our customers. Our policy is to regularly review the ageing of outstanding amounts due from borrowers and adjust the provision based on management's estimate of the recoverability of finance loans receivable. We write off microlending loans and related service fees if a borrower is in arrears with repayments for more than three months or dies.

Management considers factors including the period of the microlending loan outstanding, creditworthiness of the customers and the past payment history and trends of its established microlending book. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional allowances may be required should the ability of our customers to make payments when due deteriorates in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including ongoing evaluation of the creditworthiness of each customer.

Revenue - variation in transaction price following September 2019 Supreme Court ruling

In fiscal 2019, the Supreme Court denied our appeal and we have recorded a liability of $34.0 million as of June 30, 2019, comprising a revenue refund of $19.7 million (ZAR 277.6 million), and other expenses totaling $14.3 million (ZAR 201.8 million).

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

Recent accounting pronouncements not yet adopted as of June 30, 2020

Refer to Note 2 of our audited consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2020, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	June 30,
	2020	2019	2018
ZAR : $ average exchange rate	15.6775	14.1926	12.8557
Highest ZAR : $ rate during period	19.0569	15.4335	14.4645
Lowest ZAR : $ rate during period	13.8973	13.1528	11.5526
Rate at end of period	17.3326	14.0840	13.7255

Translation Exchange Rates

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2020, 2019 and 2018, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	June 30,
	2020	2019	2018
Income and expense items: $1 = ZAR	17.5686	14.2688	12.6951
Balance sheet items: $1 = ZAR	17.3326	14.0840	13.7255

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

Our operating segment revenue presented in "-Results of operations by operating segment" represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our audited consolidated financial statements is included in Note 22 to those statements.

We deconsolidated CPS from June 1, 2020 and its results are excluded from that date. We disposed of our Korean operation in the third quarter of fiscal 2020 and it has been presented as a discontinued operation for fiscal 2020, 2019 and 2018. We used the equity method to account for DNI in fiscal 2020 and accounted for DNI as a discontinued operation in fiscal 2019 and 2018. We disposed of FIHRST during the second quarter of fiscal 2020 and its contribution to our reported results is excluded from December 1, 2019. Refer also to Note 3 and Note 10 to the audited consolidated financial statements.

Fiscal 2020 Compared to Fiscal 2019

The following factors had a significant influence on our results of operations during fiscal 2020 as compared with the same period in the prior year:

• Decline in revenue: Excluding the impact of the 2019 SASSA implementation fee reversal, our revenues declined 12% in ZAR primarily due to the expiration of our SASSA contract, the decline in EPE account numbers driven by SASSA's auto-migration of accounts to SAPO, a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, and the impact of the pandemic, which was partially offset by higher terminal and prepaid airtime sales;

• Ongoing operating losses: We continue to experience operating losses primarily in South Africa as a result of lower revenues, coupled with a high fixed-cost infrastructure, despite a significant reduction in this cost base over the last two years. We also recorded impairment losses of $6.3 million and $14.4 million, during fiscal 2020 and 2019, respectively;

• Fiscal 2019 implementation costs to be refunded to SASSA of $34.0 million: During fiscal 2019, we recorded an accrual of $34.0 million related to the September 2019 Supreme Court ruling comprising a revenue refund of $19.7 million (ZAR 277.6 million), accrued interest of $11.4 million (ZAR 161.0 million), unclaimed indirect taxes of $2.8 million (ZAR 39.4 million) and estimated costs of $0.1 million (ZAR 1.4 million);

• Corporate transactions: In fiscal 2020 we recorded a gain of $9.7 million related to the disposal of FIHRST in December 2019, which was partially offset by a $1.0 million loss on the disposal of our remaining interest in DNI and a $4.3 million loss on the deconsolidation of CPS. We also paid a termination fee of $17.5 million in respect of our decision not to exercise our option to acquire control of Bank Frick. In fiscal 2019, we recorded a fair value adjustment loss of $167.5 million related to our investment in Cell C equity and a $12.8 million impairment of our Cedar Cellular note; and

• Adverse foreign exchange movements: The U.S. dollar appreciated 23% against the ZAR compared to the same period in fiscal 2019, which adversely impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In U.S. Dollars
	Year ended June 30,
	2020(A)	2019(A)(B)	$ %
		(as restated)
	$ '000	$ '000	change
Revenue	150,997	166,227	(9%)
Cost of goods sold, IT processing, servicing and support	109,006	129,696	(16%)
Selling, general and administration	75,256	144,920	(48%)
Depreciation and amortization	4,647	12,103	(62%)
Impairment loss	6,336	14,440	(56%)
Operating loss	(44,248)	(134,932)	(67%)
Change in fair value of equity securities	-	(167,459)	nm
Gain on disposal of FIHRST	9,743	-	nm
Loss (Gain) on disposal of DNI	(1,010)	177	nm
Loss on deconsolidation of CPS	7,148	-	nm
Termination fee paid to cancel Bank Frick option	17,517	-	nm
Interest income	2,805	5,424	(48%)
Interest expense	7,641	9,860	(23%)
Impairment of Cedar Cellular note	-	12,793	nm
Loss before income taxes	(65,016)	(319,443)	(80%)
Income tax expense (benefit)	2,656	(5,072)	nm
Net loss before (loss) income from equity-accounted investments	(67,672)	(314,371)	(78%)
(Loss) income from equity-accounted investments	(29,542)	1,258	nm
Net loss from continuing operations	(97,214)	(313,113)	(69%)
Net income from discontinued operations	6,402	13,630	(53%)
Gain (Loss) from disposal of discontinued operations, net of tax	12,454	(9,175)	nm
Net loss	(78,358)	(308,658)
Less (Add) net income (loss) attributable to non-controlling interest	-	2,349	nm
Continuing	-	(1,352)	nm
Discontinued	-	3,701	nm
Net (loss) income attributable to us	(78,358)	(311,007)	(75%)
Continuing	(97,214)	(311,761)	(69%)
Discontinued	18,856	754	2,401%

(A) Refer to Note 3 to the audited consolidated financial statements for discontinued operations disclosures.

(B)  Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

Table 4	In South African Rand
	Year ended June 30,
	2020(A)	2019(A)(B)	$ %
		(as restated)
	ZAR '000	ZAR '000	change
Revenue	2,652,806	2,371,976	12%
Cost of goods sold, IT processing, servicing and support	1,915,083	1,850,697	3%
Selling, general and administration	1,322,143	2,067,935	(36%)
Depreciation and amortization	81,641	172,704	(53%)
Impairment loss	111,314	206,052	(46%)
Operating loss	(777,375)	(1,925,412)	(60%)
Change in fair value of equity securities	-	(2,389,556)	nm
Gain on disposal of FIHRST	171,171	-	nm
Loss (Gain) on disposal of DNI	(17,744)	2,526	nm
Loss on deconsolidation of CPS	125,580	-	nm
Termination fee paid to cancel Bank Frick option	307,749	-	nm
Interest income	49,280	77,398	(36%)
Interest expense	134,242	140,697	(5%)
Impairment of Cedar Cellular note	-	182,550	nm
Loss before income taxes	(1,142,239)	(4,558,291)	(75%)
Income tax expense (benefit)	46,662	(72,375)	nm
Net loss before (loss) income from equity-accounted investments	(1,188,901)	(4,485,916)	(73%)
(Loss) income from equity-accounted investments	(519,012)	17,951	nm
Net loss from continuing operations	(1,707,913)	(4,467,965)	(62%)
Net income from discontinued operations	112,474	194,493	(42%)
Gain (Loss) from disposal of discontinued operations, net of tax	218,799	(130,923)	nm
Net loss	(1,376,640)	(4,404,395)
Less (Add) net income (loss) attributable to non-controlling interest	-	33,519	nm
Continuing	-	(19,292)	nm
Discontinued	-	52,811	nm
Net (loss) income attributable to us	(1,376,640)	(4,437,914)	(69%)
Continuing	(1,707,913)	(4,448,673)	(62%)
Discontinued	331,273	10,759	2,979%

(A) Refer to Note 3 to the audited consolidated financial statements for discontinued operations disclosures.

(B) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

Excluding the impact of the 2019 SASSA implementation fee reversal, the decrease in revenue was primarily due to the expiration of our SASSA contract, the decline in EPE account numbers driven by SASSA's auto-migration of accounts to SAPO, a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base, and the impact of the pandemic which was partially offset by higher terminal and prepaid airtime sales.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transaction costs incurred by us, which was partially offset by higher costs related to terminal and prepaid airtime sales.

The decrease in selling, general and administration expense was primarily due to lower fixed costs (including premises and staff costs) incurred during fiscal 2020 largely as a result of the extensive cost cutting delivered over the last 18 months. Our fiscal 2019 expense includes an increase in our allowance for doubtful finance loans receivable of approximately $23.4 million (resulting from SASSA's auto-migration of EPE accounts) and the payment of $5.2 million (ZAR 73.7 million) of retrenchment packages.

Depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated during fiscal 2020.

During fiscal 2020, we recorded an impairment loss of $5.6 million related to the impairment of a portion of our EasyPay business unit's allocated goodwill and a $0.7 million impairment loss related to our Maltese e-money license. During fiscal 2019, we recognized an impairment loss of approximately $14.4 million, which included $7.0 million related to the entire amount of IPG goodwill and $6.2 million primarily related to the impairment of goodwill recognized pursuant to the 2004 Aplitec transaction. Refer to Note 11 of our audited consolidated financial statements for additional information regarding these impairment losses.

Our operating loss margin for fiscal 2020 and 2019 was (29.3%) and (81.2%), respectively. We discuss the components of operating (loss) income margin under "-Results of operations by operating segment."

The change in fair value of equity securities represents a non-cash fair value adjustment loss related to Cell C during fiscal 2019. Refer to Note 7 of our audited consolidated financial statements for the methodology and inputs used in the fair value calculation.

We recorded a gain of $9.7 million related to the disposal of FIHRST during fiscal 2020, which was partially offset by a $1.0 million loss on the disposal of our remaining interest in DNI and a $4.3 million loss on the deconsolidation of CPS. We also paid a termination fee of $17.5 million in respect of our decision not to exercise our option to acquire control of Bank Frick

Interest on surplus cash decreased to $2.8 million (ZAR 49.3 million) from $5.4 million (ZAR 77.4 million), due primarily to the lower average daily cash balances and cash used to fund the operating losses in the South African operations.

Interest expense decreased to $7.6 million (ZAR 134.2 million) from $9.9 million (ZAR 140.7 million), due to a reduction in our long-term South African debt, which was partially offset by interest expense related to cash borrowed to stock our ATMs and utilization of our overdraft facilities.

During fiscal 2019, we recorded an impairment loss of $12.8 million related to our Cedar Cellular note as discussed in Note 10 of our audited consolidated financial statements.

Fiscal 2020 tax expense was $2.7 million (ZAR 46.7 million) compared to $(5.1) million (ZAR (72.4) million) in fiscal 2019. Our effective tax rate for fiscal 2020 was impacted by the tax neutral disposals of FIHRST and DNI, the tax neutral deconsolidation of CPS, non-deductible impairment losses, the option termination fee paid, the ongoing losses incurred by IPG and certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding those net operating losses, other non-deductible expenses, including certain corporate transactions-related expenditure, and the tax expense recorded by our profitable businesses, primarily in South Africa.

Our effective tax rate for fiscal 2019 was adversely impacted by the valuation allowances created related to the deferred tax assets recognized in respect of net operating losses incurred by our South African businesses, the non-deductible impairment losses, the DNI disposal gain, and other non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility. The deferred tax impact of the change in the fair value of our investment in Cell C also impacted the effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. During fiscal 2019, we reversed the entire deferred tax liability of approximately $6.1 million recorded as of June 30, 2018, as a result of the decrease in the carrying value of Cell C to below the initial cost. In addition, the June 30, 2019, carrying value of our investment in Cell C is less than its initial cost which results in a capital gains tax benefit for tax purposes. However, we do not expect to realize any significant capital gains in the foreseeable future and have provided a valuation allowance of $31.7 million related to this capital gains tax benefit deferred tax asset.

DNI was accounted for using the equity method during the year to date fiscal 2020. The accounting for DNI as a discontinued operation in fiscal 2019, as well as a number of impairments, has adversely impacted the comparability of our (loss) earnings from equity-accounted investments during fiscal 2020. The largest impairment was in respect of our investment in Bank Frick and followed from our decision not to exercise our option to take control of the bank. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 5	Year ended June 30,
	2020	2019	$ %
		(as restated)(A)
	$ '000	$ '000	change
DNI	(9,744)	865	nm
Share of net income	4,676	1,380	239%
Amortization of intangible assets, net of deferred tax	(1,350)	(515)	162%
Impairment	(13,070)	-	nm
Bank Frick	(17,273)	(1,542)	1,020%
Share of net income	1,421	1,109	28%
Amortization of intangible assets, net of deferred tax	(433)	(567)	(24%)
Impairment	(18,261)	-	nm
Other	-	(2,084)	nm
Finbond	1,840	2,619	(30%)
Other	(4,365)	(684)	538%
Share of net loss	(1,865)	(684)	173%
Impairment	(2,500)	-	nm
Total (loss) earnings from equity-accounted investment	(29,542)	1,258	nm

(A) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

Refer to Note 10 of our audited consolidated financial statements for additional information related to the impairment of certain of our equity-accounted investments.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In U.S. Dollars
	Year ended June 30,
	2020	% of	2019	% of	% change
Operating Segment	$ '000	total	$ '000	total
Revenue:
South African transaction processing	73,796	31%	96,038	27%	(23%)
International transaction processing	90,416	38%	148,268	41%	(39%)
Continuing	5,041	2%	9,842	3%	(49%)
Discontinued	85,375	36%	138,426	38%	(38%)
Financial inclusion and applied technologies	82,342	35%	146,184	40%	(44%)
Continuing	82,342	35%	89,847	24%	(8%)
Discontinued	-	-	56,337	16%	nm
Subtotal: Operating segments	246,554	142%	390,490	149%	(37%)
Corporate/Eliminations	(10,182)	(42%)	(29,500)	(49%)	(65%)
Consolidated revenue	236,372	100%	360,990	100%	(35%)
Continuing	150,997	64%	166,227	46%	(9%)
Discontinued	85,375	36%	194,763	54%	(56%)
Operating (loss) income:					nm
South African transaction processing	(19,575)	55%	(30,771)	27%	(36%)
International transaction processing	2,051	(6%)	2,837	(2%)	(28%)
Continuing	(12,517)	35%	(16,502)	15%	(24%)
Discontinued	14,568	(41%)	19,339	(17%)	(25%)
Financial inclusion and applied technologies	(2,723)	8%	(14,758)	13%	(82%)
Continuing	(2,723)	8%	(39,158)	34%	(93%)
Discontinued	-	-	24,400	(21%)	nm
Subtotal: Operating segments	(20,247)	51%	(42,692)	36%	(53%)
Corporate/eliminations	(15,217)	49%	(70,816)	64%	(79%)
Continuing	(9,433)	33%	(48,501)	44%	(81%)
Discontinued	(5,784)	16%	(22,315)	20%	(74%)
Consolidated operating (loss) income	(35,464)	100%	(113,508)	100%	(69%)
Continuing	(44,248)	125%	(134,932)	119%	(67%)
Discontinued	8,784	(25%)	21,424	(19%)	(59%)

Table 7	In South African Rand
	Year ended June 30,
	2020	% of	2019	% of	% change
Operating Segment	ZAR '000	total	ZAR '000	total
Revenue:
South African transaction processing	1,296,492	31%	1,370,414	27%	(5%)
International transaction processing	1,588,483	38%	2,115,710	41%	(25%)
Continuing	88,564	2%	140,440	3%	(37%)
Discontinued	1,499,919	36%	1,975,270	38%	(24%)
Financial inclusion and applied technologies	1,446,634	35%	2,085,973	40%	(31%)
Continuing	1,446,634	35%	1,282,072	24%	13%
Discontinued	-	-	803,901	16%	nm
Subtotal: Operating segments	4,331,609	142%	5,572,097	149%	(22%)
Corporate/Eliminations	(178,883)	(42%)	(420,950)	(49%)	(58%)
Consolidated revenue	4,152,726	100%	5,151,147	100%	(19%)
Continuing	2,652,807	64%	2,371,976	46%	12%
Discontinued	1,499,919	36%	2,779,171	54%	(46%)
Operating (loss) income:					nm
South African transaction processing	(343,905)	55%	(439,087)	27%	(22%)
International transaction processing	36,033	(6%)	40,483	(2%)	(11%)
Continuing	(219,906)	35%	(235,475)	15%	(7%)
Discontinued	255,939	(41%)	275,958	(17%)	(7%)
Financial inclusion and applied technologies	(47,839)	8%	(210,589)	13%	(77%)
Continuing	(47,839)	8%	(558,765)	34%	(91%)
Discontinued	-	-	348,176	(21%)	nm
Subtotal: Operating segments	(355,711)	51%	(609,193)	36%	(42%)
Corporate/eliminations	(267,341)	49%	(1,010,509)	64%	(74%)
Continuing	(165,724)	33%	(692,085)	44%	(76%)
Discontinued	(101,617)	16%	(318,424)	20%	(68%)
Consolidated operating (loss) income	(623,052)	100%	(1,619,702)	100%	(62%)
Continuing	(777,374)	125%	(1,925,412)	119%	(60%)
Discontinued	154,322	(25%)	305,710	(19%)	(50%)

South African transaction processing

The decrease in segment revenue was primarily due to fewer transactions performed at our ATM base and lower fees as a result of fewer EPE and SASSA accounts. Our South African transaction processing operating segment revenue and operating loss have been adversely impacted by the loss of EPE customers as a result of SASSA's auto-migration of accounts to SAPO during the first half of fiscal 2019. Excluding the impact of the $5.6 million EasyPay goodwill impairment loss, the reduction in operating losses in the segment reflects the cost reductions that have occurred over the last 12 months. Operating income for this operating segment for fiscal 2019 included a $1.1 million impairment loss and retrenchment costs of $4.7 million (ZAR 65.9 million).

Our operating loss margin for fiscal 2020 and 2019 was (26.5%) and (32.0%), respectively. Our operating loss and operating loss margin for fiscal 2020 excluding the goodwill impairment of $5.6 million was $(14.0) million and (19.0%), respectively. Excluding the impairment loss of $1.1 million and restructuring costs of $4.7 million, the segment operating loss and operating loss margin for fiscal 2019 were $(24.9) million and (26.0%), respectively.

International transaction-based activities

Segment revenue from continuing operations was lower during fiscal 2020, primarily due to an ongoing contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China and ACH processing activity. Excluding the adverse impact of the $7.0 million impairment loss incurred in fiscal 2019, the operating loss from continuing operations during fiscal 2020 increased compared with fiscal 2019 due to higher operating losses incurred by IPG.

Our operating loss margin for fiscal 2020 and 2019 was (248.3%) and (167.7%), respectively. Excluding the goodwill impairment, segment operating loss and operating loss margin for fiscal 2019 were $(9.5) million and (96.4%), respectively.

Financial inclusion and applied technologies

In ZAR, segment revenue from continuing operations increased due to higher terminal and prepaid airtime sales, which was partially offset by lower lending revenue and insurance revenue as a result of fewer customers, and a decrease in inter-segment revenues. Our lending and insurance books have improved through fiscal 2020, and the positive contribution from terminal sales as well as our cost reduction efforts of the last 18 months have contributed to a significant reduction in the segment's operating loss.

Operating loss from continuing operations for fiscal 2020 includes a $1.3 million inventory write-down related to prepaid airtime inventory. Operating loss from continuing operations for fiscal 2019 includes an allowance for doubtful finance loans receivable of $23.4 million recognized in the second quarter of fiscal 2019, a $6.3 million impairment loss and retrenchment costs of $1.6 million (ZAR 22.6 million).

Our operating loss margin from continuing operations for the Financial inclusion and applied technologies segment was (3.3%) and (43.6%) during fiscal 2020 and 2019, respectively. Excluding the inventory write down of $1.3 million, the segment operating loss and operating loss margin for fiscal 2020 were $(12.5) million and (1.7%), respectively. Excluding the impairment loss of $6.3 million and restructuring costs of $1.6 million, the segment operating loss and operating loss margin for fiscal 2019 were $(31.3) million and (34.8%), respectively.

Corporate/ Eliminations

Our corporate expenses generally include acquisition-related intangible asset amortization; expenses incurred related to corporate actions; expenditure related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors' fees; employee and executive bonuses; stock-based compensation; legal fees; audit fees; directors and officer's insurance premiums; telecommunications expenses; and elimination entries.

Our corporate expenses decreased primarily due to lower acquired intangible asset amortization expense related to intangible assets that were fully amortized during fiscal 2019, which was partially offset by higher transaction-related expenditures and a $0.7 million impairment loss. Fiscal 2019 was impacted by the impact of the reversal of revenue related to the September 2019 Supreme Court ruling, the accrual of $14.3 million related to the September 2019 Supreme Court ruling, a $5.3 million impairment loss as well as higher acquired intangible asset amortization, and were partially offset by the reversal of stock-based compensation charges of $1.9 million related to forfeiture of awards.

Fiscal 2019 Compared to Fiscal 2018

The following factors had a significant influence on our results of operations during fiscal 2019 as compared with the same period in the prior year:

  Decline in revenue: Our revenues declined (59%) in ZAR primarily due to the expiration of our SASSA contract, a significant decline in EPE account numbers driven by SASSA's auto-migration of accounts to SAPO, and a reduction in EPE-related financial and value-added services and transaction fees due to a smaller customer base;
  Significant operating losses: Lower revenue, coupled with a high-fixed cost infrastructure and write-downs due to limited recoverability of dues from customers, resulted in a significant operating loss. During February 2019, we accelerated a restructuring of our South African operations to bring our cost structure in-line with our current customer. We incurred $6.3 million in retrenchment costs during fiscal 2019;
  Interest expense: Net interest expense increased due to lower average cash balances and higher short-term borrowing to fund ATMs, which was partially offset by the early settlement of long-term debt in May 2019;
  Non-cash losses, impairments and fair-value adjustments: During fiscal 2019 we incurred impairment losses of $14.4 million, a fair value adjustment loss of $167.5 million related to our investment in Cell C equity and a $12.8 million impairment of our Cedar Cellular note;
  Implementation costs to be refunded to SASSA of $34.0 million: We recorded an accrual of $34.0 million related to the September 2019 Supreme Court ruling comprising a revenue refund of $19.7 million (ZAR 277.6 million), accrued interest of $11.4 million (ZAR 161.0 million), unclaimed indirect taxes of $2.8 million (ZAR 39.4 million) and estimated costs of $0.1 million (ZAR 1.4 million)); and
  Adverse foreign exchange movements: The U.S. dollar appreciated 12% against the ZAR during fiscal 2019, which adversely impacted our reported results.

Table 8	In U.S. Dollars
	Year ended June 30,
	2019(A)(B)	2018(A)(B)	$ %
	(as restated)	(as restated)
	$ '000	$ '000	change
Revenue	166,227	459,575	(64%)
Cost of goods sold, IT processing, servicing and support	129,696	243,554	(47%)
Selling, general and administration	144,920	130,822	11%
Depreciation and amortization	12,103	10,473	16%
Impairment loss	14,440	20,917	(31%)
Operating (loss) income	(134,932)	53,809	nm
Change in fair value of equity securities	(167,459)	32,473	nm
Loss (Gain) on disposal of DNI	177	-	nm
Interest income	5,424	16,845	(68%)
Interest expense	9,860	8,569	15%
Impairment of Cedar Cellular note	12,793	-	nm
(Loss) income before income taxes	(319,443)	94,558	nm
Income tax (benefit) expense	(5,072)	45,106	nm
Net (loss) income before income loss from equity-accounted investments	(314,371)	49,452	nm
Income from equity-accounted investments	1,258	1,810	(30%)
Net (loss) income from continuing operations	(313,113)	51,262	nm
Net income from discontinued operations	13,630	9,945	37%
Loss from disposal of discontinued operations, net of tax	(9,175)	-	nm
Net (loss) income	(308,658)	61,207
Less (Add) net income (loss) attributable to non-controlling interest	2,349	(880)	nm
Continuing	(1,352)	(880)	54%
Discontinued	3,701	-	nm
Net (loss) income attributable to us	(311,007)	62,087	nm
Continuing	(311,761)	52,142	nm
Discontinued	754	9,945	(92%)

(A) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

(B) Refer to Note 3 to the audited consolidated financial statements for discontinued operations disclosures.

Table 9	In South African Rand
	Year ended June 30,
	2019(A)(B)	2018(A)(B)	$ %
	(as restated)	(as restated)
	ZAR '000	ZAR '000	change
Revenue	2,371,976	5,834,350	(59%)
Cost of goods sold, IT processing, servicing and support	1,850,697	3,091,942	(40%)
Selling, general and administration	2,067,935	1,660,798	25%
Depreciation and amortization	172,704	132,956	30%
Impairment loss	206,052	265,543	(22%)
Operating (loss) income	(1,925,412)	683,111	nm
Change in fair value of equity securities	(2,389,556)	412,248	nm
Loss (Gain) on disposal of DNI	2,526	-	nm
Interest income	77,398	213,849	(64%)
Interest expense	140,697	108,784	29%
Impairment of Cedar Cellular note	182,550	-	nm
(Loss) income before income taxes	(4,558,291)	1,200,424	nm
Income tax (benefit) expense	(72,375)	572,625	nm
Net (loss) income before income from equity-accounted investments	(4,485,916)	627,799	nm
Income from equity-accounted investments	17,951	22,978	(22%)
Net (loss) income from continuing operations	(4,467,965)	650,777	nm
Net income from discontinued operations	194,493	126,253	54%
Loss from disposal of discontinued operations, net of tax	(130,923)	-	nm
Net (loss) income	(4,404,395)	777,030
Less (Add) net income (loss) attributable to non-controlling interest	33,519	(11,172)	nm
Continuing	(19,292)	(11,172)	73%
Discontinued	52,811	-	nm
Net (loss) income attributable to us	(4,437,914)	788,202	nm
Continuing	(4,448,673)	661,949	nm
Discontinued	10,759	126,253	(91%)

(A) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

(B) Refer to Note 3 to the audited consolidated financial statements for discontinued operations disclosures.

The decrease in revenue was primarily due to lower contributions received from our South African operations as a result of the end of our CPS contract with SASSA, which also resulted in fewer SASSA Grindrod-account grant recipients using the South African National Payment System to access their grants; the reversal of revenue of $19.7 million (ZAR 277.6 million) following the September 2019 Supreme Court ruling; the loss of our EPE account holders resulting in lower transaction fees; fewer prepaid airtime and value-added services sales; decreases in our insurance and lending activities and IPG; which was partially offset by higher fee and transaction income from our ATM offerings.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer SASSA Grindrod-account grant recipients utilizing the South African National Payment System which resulted in lower transaction costs incurred by us and fewer prepaid airtime sales, which was partially offset by expenses to support and expand our EPE and ATM offerings.

In ZAR, the increase in selling, general and administration expense was primarily due to an increase in our allowance for doubtful finance loans receivable of approximately $28.8 million (ZAR 411.0 million), additional costs recorded related to the September 2019 Supreme Court ruling of $14.3 million (ZAR 201.8 million), payment of $6.3 million (ZAR 88.5 million) of retrenchment packages, as well as an increase in costs at IPG as part of its restructuring and re-establishment initiatives. Fiscal 2019 expenses also included committed fixed and variable costs (including premises and staff costs) that related to the maintenance and expansion of our financial inclusion initiatives. Fiscal 2018 included the impact of an allowance for doubtful Mastertrading working capital finance receivables of $7.8 million.

Depreciation and amortization increased primarily due to the amortization of acquired intangible assets, which was partially offset by an increase in the number of tangible assets that became fully depreciated.

During fiscal 2019, we recognized an impairment loss of approximately $14.4 million, which included $7.0 million related to the entire amount of IPG goodwill and $6.2 million primarily related to the impairment of goodwill recognized pursuant to the 2004 Aplitec transaction.

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

Our operating (loss) income margin for fiscal 2019 and 2018 was (81.2%) and 11.7% respectively. We discuss the components of operating (loss) income margin under "-Results of operations by operating segment." Our fiscal 2019 operating loss margin resulted from lower revenue, the impact of the September 2019 Supreme Court ruling, an increase in our allowance for doubtful finance loans receivable, impairment losses and losses incurred running our financial inclusion infrastructure. Our fiscal 2019 operating loss margin was (48.2%) excluding the impact of the September 2019 Supreme Court ruling, the $14.4 million impairment losses and the $6.3 million in retrenchment costs incurred. Our fiscal 2018 operating margin was 18.0% excluding the $20.9 million impairment loss, and the $7.8 million allowance for doubtful finance loans receivable.

The change in fair value of equity securities represents a non-cash fair value adjustment (loss) gain related to Cell C of $(167.5 million) and $32.5 million during fiscal 2019 and 2018, respectively. The fiscal 2019 adjustment was caused by the challenges faced by Cell C's business.

Interest on surplus cash decreased to $5.4 million (ZAR 77.4 million) from $16.8 million (ZAR 213.8 million) due primarily to the lower average daily ZAR cash balances resulting from our significant investments over the last two years as well as cash utilized to fund operating losses in the South African operations during fiscal 2019.

Interest expense increased to $9.9 million (ZAR 140.7 million) from $8.6 million (ZAR 108.8 million), due to increased borrowings which we obtained to partially fund our strategic investments and fund our ATMs, which was partially offset by a reduction in our long-term South African debt. Interest expense for fiscal 2018 included interest on our South Korean debt, which was fully repaid in October 2017.

We recorded an impairment loss of $12.8 million related to our Cedar Cellular note as discussed in Note 10 of our audited consolidated financial statements.

Fiscal 2019 tax expense was $(5.1) million (ZAR (72.4) million) compared to $45.1 million (ZAR 572.6 million) in fiscal 2018. Our effective tax rate was adversely impacted by the valuation allowances created related to the deferred tax assets recognized in respect of net operating losses incurred by our South African businesses, the non-deductible impairment losses, the DNI disposal gain, and other non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term debt facility. The deferred tax impact of the change in the fair value of our investment in Cell C also impacted the effective rate for fiscal 2019, as this amount is recorded at a lower rate (at a capital gains rate) than the South African statutory rate. During fiscal 2019, we reversed the entire deferred tax liability of approximately $6.1 million recorded as of June 30, 2018, as a result of the decrease in the carrying value of Cell C to below the initial cost.

In addition, the June 30, 2019, carrying value of our investment in Cell C is less than its initial cost which results in a capital gains tax benefit for tax purposes. However, we do not expect to realize any significant capital gains in the foreseeable future and have provided a valuation allowance of $31.7 million related to this capital gains tax benefit deferred tax asset.

Our effective tax rate for fiscal 2018 was 47.7% and higher than the South African statutory rate as a result of an impairment loss, a valuation allowance related to an allowance for doubtful working capital finance receivables created, the DNI re-measurement loss on acquisition, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law.

Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 10	Year ended June 30,
	2019	2018
	(as restated)(A)	(as restated)(A)
	$ '000	$ '000	$ % change
DNI	865	-	nm
Share of net income	1,380	-	nm
Amortization of intangible assets, net of deferred tax	(515)	-	nm
Bank Frick	(1,542)	(606)	154%
Share of net income	1,109	201	452%
Amortization of intangible assets, net of deferred tax	(567)	(403)	41%
Other	(2,084)	(404)	416%
Finbond	2,619	2,412	9%
Other	(684)	4	nm
Total earnings from equity-accounted investments	1,258	1,810	(30%)

(A) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 11	In U.S. Dollars
	Year ended June 30,
	2019	% of	2018	% of	%
Operating Segment	$ '000	total	$ '000	total	change
Revenue:
South African transaction processing	96,038	27%	268,047	44%	(64%)
International transaction processing	148,268	41%	180,027	29%	(18%)
Continuing	9,842	3%	26,713	4%	(63%)
Discontinued	138,426	38%	153,314	25%	(10%)
Financial inclusion and applied technologies	146,184	40%	221,906	36%	(34%)
Continuing	89,847	24%	221,906	36%	(60%)
Discontinued	56,337	16%	-	-	nm
Subtotal: Operating segments	390,490	149%	669,980	138%	(42%)
Corporate/Eliminations	(29,500)	(49%)	(57,091)	(38%)	(48%)
Consolidated revenue	360,990	100%	612,889	100%	(41%)
Continuing	166,227	46%	459,575	75%	(64%)
Discontinued	194,763	54%	153,314	25%	27%
Operating (loss) income:					nm
South African transaction processing	(30,771)	27%	42,796	73%	nm
International transaction processing	2,837	(2%)	(12,478)	(21%)	nm
Continuing	(16,502)	15%	(30,455)	(51%)	(46%)
Discontinued	19,339	(17%)	17,977	30%	8%
Financial inclusion and applied technologies	(14,758)	13%	55,372	94%	nm
Continuing	(39,158)	34%	55,372	94%	nm
Discontinued	24,400	(21%)	-	-	nm
Subtotal: Operating segments	(42,692)	36%	85,690	125%	nm
Corporate/eliminations	(70,816)	64%	(26,741)	(25%)	165%
Continuing	(48,501)	44%	(13,904)	(3%)	249%
Discontinued	(22,315)	20%	(12,837)	(22%)	74%
Consolidated operating (loss) income	(113,508)	100%	58,949	100%	nm
Continuing	(134,932)	119%	53,809	91%	nm
Discontinued	21,424	(19%)	5,140	9%	317%

Table 12	In South African Rand
	Year ended June 30,
	2019	% of	2018	% of	% change
Operating Segment	ZAR '000	total	ZAR '000	total
Revenue:
South African transaction processing	1,370,414	27%	3,402,883	44%	(60%)
International transaction processing	2,115,710	41%	2,285,461	29%	(7%)
Continuing	140,440	3%	339,124	4%	(59%)
Discontinued	1,975,270	38%	1,946,337	25%	1%
Financial inclusion and applied technologies	2,085,973	40%	2,817,119	36%	(26%)
Continuing	1,282,072	24%	2,817,119	36%	(54%)
Discontinued	803,901	16%	-	-	nm
Subtotal: Operating segments	5,572,097	149%	8,505,463	138%	(34%)
Corporate/Eliminations	(420,950)	(49%)	(724,776)	(38%)	(42%)
Consolidated revenue	5,151,147	100%	7,780,687	100%	(34%)
Continuing	2,371,976	46%	5,834,350	75%	(59%)
Discontinued	2,779,171	54%	1,946,337	25%	43%
Operating (loss) income:					nm
South African transaction processing	(439,087)	27%	543,299	73%	nm
International transaction processing	40,483	(2%)	(158,409)	(21%)	nm
Continuing	(235,475)	15%	(386,629)	(51%)	(39%)
Discontinued	275,958	(17%)	228,220	30%	21%
Financial inclusion and applied technologies	(210,589)	13%	702,953	94%	nm
Continuing	(558,765)	34%	702,953	94%	nm
Discontinued	348,176	(21%)	-	-	nm
Subtotal: Operating segments	(609,193)	36%	1,087,843	125%	nm
Corporate/eliminations	(1,010,509)	64%	(339,480)	(25%)	198%
Continuing	(692,085)	44%	(176,513)	(3%)	292%
Discontinued	(318,424)	20%	(162,967)	(22%)	95%
Consolidated operating (loss) income	(1,619,702)	100%	748,363	100%	nm
Continuing	(1,925,412)	119%	683,110	91%	nm
Discontinued	305,710	(19%)	65,253	9%	368%

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

Our operating (loss) income margin for fiscal 2019 and 2018 was (32.0%) and 16.0%, respectively. Excluding the impairment loss of $1.1 million and restructuring costs of $4.7 million, the segment operating loss and operating loss margin for fiscal 2019 were $(24.9) million and (26.0%), respectively.

International transaction-based activities

Segment revenue from continuing operations was lower during fiscal 2019, primarily due to a contraction in IPG transactions processed, specifically meaningfully lower crypto-exchange and China processing activity. Operating loss from continuing operations during fiscal 2019 was adversely impacted by a $7.0 million impairment loss in respect of IPG. Operating income during fiscal 2018 was adversely impacted by a $19.9 million impairment loss, and a Mastertrading allowance for doubtful working capital finance receivable of $7.8 million. Excluding the combined impact of the impairment losses, and the allowance for doubtful finance loans receivable, operating income during fiscal 2019 was lower compared to fiscal 2018 due to a decrease in IPG revenues and ongoing losses at Masterpayment during fiscal 2019.

Operating (loss) income margin for fiscal 2019 and 2018 was (167.7%) and (114.0%), respectively. Excluding the goodwill impairment, segment operating loss and operating loss margin for fiscal 2019 were $(2.8) million and (10.4%), respectively. Excluding the impairment loss and the Mastertrading allowance for doubtful working capital finance receivables, segment operating income and margin for fiscal 2018 were $(2.8) million and (10.4%), respectively.

Financial inclusion and applied technologies

Segment revenue decreased primarily due to fewer prepaid airtime and value-added services sales, lower lending and insurance revenues, and a decrease in inter-segment revenues. We reported an operating loss in fiscal 2019 compared with fiscal 2018, primarily due to the allowance for doubtful finance loans receivable of $23.4 million recognized in the second quarter, a $6.3 million impairment loss and expenses incurred to maintain and expand our financial service infrastructure. Operating loss for this operating segment for fiscal 2019 included retrenchment costs of $1.6 million (ZAR 22.6 million).

Operating (loss) income margin for the Financial inclusion and applied technologies segment was (43.6%) and 25.0% during fiscal 2019 and 2018, respectively. Excluding the impairment loss of $6.3 million and restructuring costs of $1.6 million, the segment operating loss and operating loss margin for fiscal 2019 were $(31.3) million and (34.8%), respectively.

Corporate/Eliminations

Our corporate expenses increased primarily due to the accrual of $14.3 million related to the September 2019 Supreme Court ruling, a $5.3 million impairment loss as well as higher acquired intangible asset amortization, non-employee director expenses, transaction-related expenditures and external service provider fees, and were partially offset by the reversal of stock-based compensation charges of $1.9 million related to forfeiture of awards. Corporate/ Eliminations for fiscal 2019, also includes the impact of the reversal of revenue related to the September 2019 Supreme Court ruling. Our corporate expenses for fiscal 2018 includes a $0.5 million profit related to the sale of XeoHealth.

Liquidity and Capital Resources

At June 30, 2020, our cash and cash equivalents were $217.7 million, which comprised U.S. dollar-denominated balances of $171.3 million, ZAR-denominated balances of ZAR 750.9 million ($43.3 million), and other currency deposits, primarily Botswana pula, of $3.0 million, all amounts translated at exchange rates applicable as of June 30, 2020. The increase in our unrestricted cash balances from June 30, 2019, was primarily due to the sale of our Korean operations, FIHRST and the majority of our remaining interest in DNI for cash; and the repayment of a loan outstanding by DNI as of June 30, 2019; which was partially offset by weak trading activities, payment of a termination fee to cancel our Bank Frick option, repayment of our short-term borrowings, capital expenditures, and an additional investment in V2.

We generally invest any surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and any surplus cash held by our non-South African companies in U.S. dollar-denominated money market accounts.

Historically, we have financed most of our operations, research and development, working capital, and capital expenditures, as well as acquisitions and strategic investments, through internally-generated cash and our financing facilities. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs.

Available short-term borrowings

We have a short-term South African credit facility with Nedbank of up to ZAR 450.0 million ($26.0 million), which is comprised of an overdraft facility of (i) up to ZAR 300.0 million ($17.3 million), which is further split into (a) a ZAR 250.0 million ($14.4 million) overdraft facility which may only be used to fund mobile ATMs and (b) a ZAR 50.0 million ($2.9 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150.0 million ($8.7 million), which include guarantees, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund our ATMs is considered restricted cash. As of June 30, 2020, the interest rate on the overdraft facility was 6.10%, and reduced to 5.85% on July 24, 2020, following reductions in the South African repo rate. As of June 30, 2020, we had utilized approximately ZAR 1.0 million ($0.1 million) of our ZAR 250.0 million overdraft facility to fund ATMs, and none of our ZAR 50.0 million general banking facility. As of June 30, 2020, we had utilized approximately ZAR 93.6 million ($5.4 million) of the indirect and derivative facilities to support guarantees issued by Nedbank to various third parties on our behalf.

We also have a short-term South African credit facility with RMB of ZAR 1.2 billion ($69.2 million) which may only be used to fund our fixed ATMs in South Africa. As of June 30, 2020, the interest rate on the facility was 7.25% (South African prime) and reduced to 7.00% on July 24, 2020, following reductions in the South African repo rate. As of June 30, 2020, we had utilized approximately ZAR 0.3 billion ($14.8 million) of this facility.

Restricted cash

We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our audited consolidated statement of cash flows as of June 30, 2020, includes restricted cash of approximately $14.8 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our audited consolidated balance sheet.

Settlement assets and settlement liabilities

As a transaction processor, we receive cash from credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet through IPG that are our customers and on whose behalf we process the transactions between various parties and settle the funds from the credit card companies to our merchant customers. These funds do not represent cash that is available to us and we present these funds, and the associated liability, outside of our current assets and liabilities on our consolidated balance sheet. Movements in these cash balances are presented in investing activities and movements in the obligations are presented in financing activities in our consolidated statement of cash flows.

Cash flows from operating activities

Net cash used in operating activities during fiscal 2020 was $(46.0) million (ZAR (808.9) million) compared to $(4.5) million (ZAR (63.6) million) during fiscal 2019. The change is primarily due to weaker trading activity during fiscal 2020 compared to 2019, the payment of $17.5 million termination fee to cancel our Bank Frick option, as well as the purchase of Cell C prepaid airtime that is subject to sale restrictions, which was partially offset by the net unwind in our lending book following the temporary COVID-19 restrictions imposed on our lending activities in the latter half of fiscal 2020.

Net cash used in operating activities during fiscal 2019 was $(4.5) million (ZAR (63.6) million) compared to $132.3 million (ZAR 1,679.6 million) generated during fiscal 2018. The decrease in cash provided is primarily due to significantly weaker trading activity during fiscal 2019 compared to 2018.

During fiscal 2020, we paid South African tax of $1.3 million (ZAR 20.0 million) related to our 2020 tax year and $0.8 million (ZAR 11.6 million) related to our 2019 tax year. We also paid taxes totaling $4.3 million in other tax jurisdictions, primarily South Korea.

During fiscal 2019, we paid South African tax of $7.2 million (ZAR 102.9 million) related to our 2019 tax year. During fiscal 2019, we made an additional tax payment of $1.4 million (ZAR 20.9 million) related to our 2018 tax year in South Africa. We also paid taxes totaling $4.7 million in other tax jurisdictions, primarily South Korea.

During fiscal 2018, we paid South African tax of $34.7 million (ZAR 457.1 million) related to our 2018 tax year. During fiscal 2018, we made an additional tax payment of $1.9 million (ZAR 24.4 million) related to our 2017 tax year in South Africa. We also paid taxes totaling $4.9 million in other tax jurisdictions, primarily South Korea.

Taxes paid during fiscal 2020, 2019 and 2018 were as follows:

Table 13	Year ended June 30,
	2020	2019	2018	2020	2019	2018
	$	$	$	ZAR	ZAR	ZAR
	'000	'000	'000	'000	'000	'000
First provisional payments	825	6,450	17,739	11,934	91,994	231,200
Second provisional payments	470	752	17,008	8,038	10,952	225,887
Taxation paid related to prior years	782	1,426	1,859	11,620	20,880	24,432
Tax refund received	(1,339)	(254)	(430)	(19,245)	(3,864)	(5,480)
Total South African taxes paid	738	8,374	36,176	12,347	119,962	476,039
Foreign taxes paid: Korea	4,263	4,736	4,889	62,302	66,519	63,261
Total tax paid	5,001	13,110	41,065	74,649	186,481	539,300

We expect to pay additional provisional payments in South Africa of approximately $0.2 million (ZAR 3.4 million translated at exchange rates applicable as of June 30, 2020) related to our 2020 tax year in the first quarter of fiscal 2021.

Cash flows from investing activities

During fiscal 2020, we paid approximately $5.9 million (ZAR 104.3 million), related to capital expenditures, primarily related to the acquisition of ATMs and computer equipment in South Africa, leasehold improvements in Malta and processing equipment in South Korea to maintain operations. During fiscal 2020, we received a net $192.6 million from the sale of Net1 Korea, paid transaction costs related to this disposal of $7.5 million, and received $10.9 million from the sale of FIHRST. We also received $42.5 million related to the sale of the majority of our remaining interest in DNI. We also made a further equity contribution of $2.5 million to V2, extended loan funding of $1.5 million to our equity-accounted investments, and received $4.3 million from DNI related to the settlement of a ZAR 60.0 million loan outstanding as of June 30, 2019.

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

During fiscal 2018, we paid approximately $151.0 million (ZAR 2.0 billion) for a 15% interest in Cell C, $88.7 million (ZAR 1.2 billion) for a 55% interest in DNI, $51.9 million for a 35% interest in Bank Frick, and $9.0 million for a 7.625% interest in a listed note. Fiscal 2018 includes capital expenditure of $9.6 million (ZAR 122.5 million), primarily for the acquisition of payment processing terminals in Korea and ATMs in South Africa.

Cash flows from financing activities

During fiscal 2020, we utilized approximately $672.4 million from our South African overdraft facilities, primarily to fund our ATMs, and repaid $721.0 million of these facilities. We utilized approximately $14.8 million of our borrowings to fund the purchase of Cell C prepaid airtime that was subject to sale restrictions. We repaid the amount in full, paying $14.5 million, with the difference of $0.3 million reflecting the impact of changes in ZAR against the U.S dollar. We also repaid $26.9 million of our Bank Frick overdraft and utilized $17.4 million of this overdraft to fund our operations.

During fiscal 2019, we utilized approximately $822.8 million from our overdraft facilities, primarily to fund our ATMs, and repaid $741.0 million of these facilities. We also utilized approximately $14.6 million of DNI's revolving credit facility to lend funds to Cell C to finance the acquisition and/or requisition of telecommunication towers and other specific uses pre-approved by the lender. We also made scheduled South African debt facility payments of $31.8 million, repaid $4.9 million under DNI's revolving credit facility and paid non-refundable origination fees of approximately $0.4 million related to the credit facilities. We also paid dividends of approximately $4.1 million to certain of our non-controlling interests, principally in DNI.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2020:

Table 14	Payments due by Period, as of June 30, 2020 (in $ '000s)
	Total	Less than 1 year	2-3 years	3-5 years	Thereafter
Short-term credit facilities for ATM funding(A)	14,814	14,814	-	-	-
Operating lease liabilities, including imputed interest(B)	6,388	2,622	2,486	959	321
Purchase obligations	1,656	1,656	-	-	-
Capital commitments	59	59	-	-	-
Other long-term obligations reflected on our balance sheet(C)(D)	2,012	-	-	-	2,012
Total	24,929	19,151	2,486	959	2,333

(A) - Refer to Note 13 to our audited consolidated financial statements.

(B) - Refer to Note 9 to our audited consolidated financial statements.

(C) - Includes policyholder liabilities of $2.0 million related to our insurance business. All amounts are translated at exchange rates applicable as of June 30, 2020.

(D) - We have excluded cross-guarantees in the aggregate amount of $5.4 million issued as of June 30, 2020, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to lend approximately $4.5 million to V2 Limited, subject to the achievement of certain contractual conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

Capital expenditures for the years ended June 30, 2020, 2019 and 2018 were as follows:

Table 15	Year ended June 30,
	2020	2019	2018	2020	2019	2018
	$	$	$	ZAR	ZAR	ZAR
	'000	'000	'000	'000	'000	'000
South African transaction processing	3,443	3,590	3,988	60,489	51,225	50,628
International transaction processing	2,206	3,607	4,397	38,757	51,468	55,821
Continuing	703	664	139	12,351	9,475	1,765
Discontinued	1,503	2,943	4,258	26,406	41,993	54,056
Financial inclusion and applied technologies	289	2,219	1,264	5,077	31,662	16,047
Continuing	289	1,488	1,264	5,077	21,232	16,047
Discontinued	-	731	-	-	10,430	-
Total	5,938	9,416	9,649	104,323	134,355	122,496

Our capital expenditures for fiscal 2020, 2019 and 2018, are discussed under "-Liquidity and Capital Resources-Cash flows from investing activities."

All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2020, of $0.1 million. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2021 will also primarily relate to expanding our operations in South Africa.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage our exposure to currency exchange, translation, interest rate, customer concentration, credit, and equity price and liquidity risks as discussed below.

Currency Exchange Risk

We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the U.S. dollar and the euro, on the other hand. We had no outstanding foreign exchange contracts as of June 30, 2020 and 2019, respectively.

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

Interest Rate Risk

As a result of our normal borrowing and lending activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash equivalents and have occasionally invested in marketable securities. The interest earned on our bank balances and short-term cash investments is dependent on the prevailing interest rates in the jurisdictions where our cash reserves are invested. During the year ended June 30, 2020, we repaid our long-term borrowings in full.

We have short-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest rate. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2020, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of June 30, 2020. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of June 30, 2020, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 16	As of June 30, 2020
	Annual expected interest charge ($ '000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ '000)
Interest on South Africa overdraft (South African prime interest rate)	4,183	1%	4,760
		(1%)	3,606

Credit Risk

Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties. We maintain credit risk policies with regard to our counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as our management deems appropriate. With respect to credit risk on financial instruments, we maintain a policy of entering into such transactions only with South African, South Korean and European financial institutions that have a credit rating of "B" (or its equivalent) or better, as determined by credit rating agencies such as Standard & Poor's, Moody's and Fitch Ratings.

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

Equity Securities Price Risk

Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. As of June 30, 2020, we did not have any equity securities that were exchange-traded and held as available for sale. Historically, exchange-traded equity securities held as available for sale were expected to be held for an extended period of time and we were not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

The market price of these exchange-traded equity securities may fluctuate for a variety of reasons and, consequently, the amount we may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

Equity Securities Liquidity Risk

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

We have invested in approximately 30.6% of the issued share capital of Finbond which are exchange-traded equity securities, however, from April 1, 2016, we have accounted for them using the equity method. The fair value of these securities of $35.7 million as of June 30, 2020, represented approximately 7.9% of our total assets, including these securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-82 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to the material weakness in internal control over financial reporting as described below.

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

Management's Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and as described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis

We identified a material weakness in our internal control over financial reporting in fiscal 2019 where the control over the review of the accounting for non-routine complex transactions did not operate effectively. As a result of the material weakness, the control did not operate effectively in determining the correct classification in the statement of operations of the $34.0 million accrual for the implementation costs to be refunded to SASSA following the September 30, 2019 Supreme Court ruling and in determining the appropriate presentation and accounting of DNI as a discontinued operation.

The material weakness remains unremediated as of June 30, 2020.

Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

We have established an in-house accounting technical committee comprising senior members of the finance team in addition to the chief financial officer to review the appropriateness of the accounting treatment of non-routine complex transactions. This technical committee also engages an external expert on the accounting treatment of non-routine complex transactions where it considers this necessary.

We did not have sufficient non-routine complex transactions to test in order to determine the operating effectiveness of the control during fiscal 2020. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

While we believe the steps taken have improved the effectiveness of our internal control over financial reporting, we have limited opportunities to assess that effectiveness. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above, we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Net 1 UEPS Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020, of the Company and our report dated September 10, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s a sets that could have a material effect on the financial statements.

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche

Deloitte & Touche

Registered Auditors

Johannesburg, South Africa

September 10, 2020

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients & Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal *MR Verster Consulting *JK Mazzocco People & Purpose MG Dicks Risk Independence & Legal *KL Hodson Financial Advisory *B Nyembe Responsible Business & Public Policy *R Redfearn Chair of the Board

A full list of partners and directors is available on request              *Partner and Registered Auditor

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is set out in Part I, Item 1 under the caption "Information about our Executive Officers." The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2020 annual meeting of shareholders entitled "Board of Directors and Corporate Governance" and "Additional Information."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2020 annual meeting of shareholders entitled "Executive Compensation," "Board of Directors and Corporate Governance-Compensation of Directors" and "-Remuneration Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2020 annual meeting of shareholders entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2020 annual meeting of shareholders entitled "Certain Relationships and Related Transactions" and "Board of Directors and Corporate Governance."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2020 annual meeting of shareholders entitled "Audit and Non-Audit Fees."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this report

1. Financial Statements

The following financial statements are included on pages F-1 through F-82.

2. Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	May 14, 2020

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

4.7	Description of registrant's securities	X

10.1*	Form of Restricted Stock Agreement		10-K	10.13	August 23, 2012

10.2*	Form of Stock Option Agreement		10-K	10.14	August 23, 2012

10.3*	Form of Restricted Stock Agreement (non-employee directors)		10-K	10.15	August 23, 2012

10.4*	Form of Indemnification Agreement		10-K	10.32	August 25, 2016

10.5*	Form of non-employee director agreement		10-K	10.5	August 24, 2017

10.6*	Amended and Restated 2015 Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 2, 2015

10.7*	Contract of Employment, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.80	March 1, 2018

10.8*	Restrictive Covenants Agreement, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.81	March 1, 2018

10.9*	Employment Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith		8-K	10.82	March 1, 2018

10.10*	Restrictive Covenants Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith		8-K	10.83	March 1, 2018

10.11	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013		10-Q	10.25	May 9, 2013

10.12	Addendum to the Lease Agreement made and entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated November 18, 2016		10-Q	10-60	May 4, 2017

10.13	Proposed Agreement of Lease between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa Limited dated October 12, 2017		10-Q	10.79	February 8, 2018

10.14	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.		8-K	10.25	December 10, 2013

10.15	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013		8-K	10.27	December 19, 2013

10.16	Letter from Nedbank Limited to Net1 Applied Technologies South Africa Proprietary Limited and certain of its subsidiaries, dated December 7, 2016		8-K	10.50	December 9, 2016

10.17	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.		10-Q	10.28	February 6, 2014

10.18	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.		8-K	10.30	March 18, 2014

10.19	Subscription and Sale of Shares Agreement dated August 27, 2014, between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Cash Paymaster Services (Proprietary) Ltd		10-Q	10.29	November 6, 2014

10.20	Subscription Agreement, dated April 11, 2016, among the Company and the IFC Investors		8-K	10.31	April 12, 2016

10.21	Policy Agreement, dated April 11, 2016, among the Company and the IFC Investors		8-K	10.32	April 12, 2016

10.22	Cooperation Agreement, dated May 13, 2020, by and between Net 1 UEPS Technologies, Inc. and VCP (Proprietary) Limited.		8-K	10.1	May 14, 2020

10.23	Cell C Shareholders Agreement, dated as of June 19, 2017, by and between Albanta Trading 109 Proprietary Limited, the parties identified on Schedule 1.1.55 thereto, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited		8-K	10.69	June 26, 2017

10.24	Senior Facility E Agreement, dated September 26, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.96	October 2, 2018

10.25

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

			8-K	10.102	September 13, 2019

10.26	Senior Facility F Agreement, dated September 4, 2019, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) as a lender, Nedbank Limited (acting through its Corporate and Investment Banking division), as a lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.103	September 13, 2019

10.27	Pledge and Cession in Security, dated September 4, 2019, given by Net1 Applied Technologies South Africa Proprietary Limited, as cedent, in favor of Main Street 1692 (RF) Proprietary Limited, as cessionary in respect of certain Shares.		8-K	10.104	September 13, 2019

14	Amended and Restated Code of Ethics	X

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
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

Date: September 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jabu A. Mabuza	Chairman of the Board and Director	September 10, 2020
Jabu Mabuza

/s/ Herman G. Kotzé	Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2020
Herman G. Kotzé

/s/ Alex M.R. Smith	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	September 10, 2020
Alex M.R. Smith

/s/ Antony C. Ball	Director	September 10, 2020
Antony C. Ball

/s/ Ian O. Greenstreet	Director	September 10, 2020
Ian O. Greenstreet

/s/ Ali Mazanderani	Director	September 10, 2020
Ali Mazanderani

/s/ Alasdair J. K. Pein	Director	September 10, 2020
Alasdair J. K. Pein

/s/ Kuben Pillay	Director	September 10, 2020
Kuben Pillay

/s/ Ekta Singh-Bushell	Director	September 10, 2020
Ekta Singh-Bushell

NET 1 UEPS TECHNOLOGIES, INC

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Net 1 UEPS Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows, for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

September 10, 2020

We have served as the Company's auditor since 2004.

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients & Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal *MR Verster Consulting *JK Mazzocco People & Purpose MG Dicks Risk Independence & Legal *KL Hodson Financial Advisory *B Nyembe Responsible Business & Public Policy *R Redfearn Chair of the Board

A full list of partners and directors is available on request              *Partner and Registered Auditor

NET 1 UEPS TECHNOLOGIES, INC
CONSOLIDATED BALANCE SHEETS
as of June 30, 2020 and 2019

	June 30,	June 30,
	2020	2019
		(as restated)(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217,671	$20,014
Restricted cash related to ATM funding (Note 13)	14,814	75,446
Accounts receivable, net and other receivables (Note 5)	43,068	31,135
Finance loans receivable, net (Note 5)	15,879	20,981
Inventory (Note 6)	19,860	5,709
Total current assets before settlement assets	311,292	153,285
Settlement assets	8,014	24,523
Current assets of discontinued operation (Note 3)	-	117,842
Total current assets	319,306	295,650
PROPERTY, PLANT AND EQUIPMENT, NET (Note 8)	6,656	8,227
OPERATING LEASE RIGHT-OF-USE (Note 9)	5,395	-
EQUITY-ACCOUNTED INVESTMENTS (Note 10)	65,836	148,427
GOODWILL (Note 11)	24,169	37,316
INTANGIBLE ASSETS, NET (Note 11)	612	2,228
DEFERRED INCOME TAXES	358	234
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 10 and 12)	31,346	28,775
LONG-TERM ASSETS OF DISCONTINUED OPERATION (Note 3)	-	149,390
TOTAL ASSETS	453,678	670,247

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 13)	14,814	75,446
Short-term credit facilities (Note 13)	-	9,544
Accounts payable	6,287	9,866
Other payables (Note 14)	23,779	59,622
Operating lease liability - current (Note 9)	2,251	-
Income taxes payable	16,157	1,330
Total current liabilities before settlement obligations	63,288	155,808
Settlement obligations	8,015	24,523
Current liabilities of discontinued operation (Note 3)	-	57,815
Total current liabilities	71,303	238,146
DEFERRED INCOME TAXES	1,859	1,324
OPERATING LEASE LIABILITY - LONG TERM (Note 9)	3,312	-
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 12)	2,012	2,499
LONG-TERM LIABILITIES OF DISCONTINUED OPERATION (Note 3)	-	3,264
TOTAL LIABILITIES	78,486	245,233
REDEEMABLE COMMON STOCK (Note 15)	84,979	107,672

EQUITY
COMMON STOCK (Note 15)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - 2020: 57,118,925; 2019: 56,568,425	80	80

PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: 2020: - ; 2019: -	-	-
ADDITIONAL PAID-IN-CAPITAL	301,489	276,997
TREASURY SHARES, AT COST: 2020: 24,891,292; 2019: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 16)	(169,075)	(195,812)
RETAINED EARNINGS	444,670	523,028
TOTAL NET1 EQUITY	290,213	317,342
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	290,213	317,342

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY	$453,678	$670,247

(A) - Certain amounts have been restated to correct the misstatements discussed in Note 1.
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF OPERATIONS
 for the years ended June 30, 2020, 2019 and 2018

	2020	2019	2018
		(as restated)(A)	(as restated)(A)
	(In thousands, except per share data)

REVENUE (Note 17)	$150,997	$166,227	$459,575
Services rendered	117,325	142,931	391,646
Loan-based fees received	19,955	27,525	54,949
Sale of goods	13,717	15,480	12,980
Variation of price related to SASSA Revenue (Note 14)	-	(19,709)	-

EXPENSE

Cost of goods sold, IT processing, servicing and support	109,006	129,696	243,554
Selling, general and administration	75,256	144,920	130,822
Depreciation and amortization	4,647	12,103	10,473
Impairment loss (Note 11)	6,336	14,440	20,917

OPERATING (LOSS) INCOME	(44,248)	(134,932)	53,809

CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 7 and 10)	-	(167,459)	32,473

GAIN ON DISPOSAL OF FIHRST (Note 3)	9,743	-	-

(LOSS) GAIN ON DISPOSAL OF DNI (Note 10)	(1,010)	177	-

LOSS ON DECONSOLIDATION OF CPS (Note 3)	7,148	-	-

TERMINATION FEE PAID TO CANCEL BANK FRICK OPTION (Note 10)	17,517	-	-

INTEREST INCOME	2,805	5,424	16,845

INTEREST EXPENSE	7,641	9,860	8,569

IMPAIRMENT OF CEDAR CELLULAR NOTE (Note 10)	-	12,793	-

(LOSS) INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	(65,016)	(319,443)	94,558

INCOME TAX EXPENSE (BENEFIT) (Note 19)	2,656	(5,072)	45,106

NET (LOSS) INCOME BEFORE (LOSS) INCOME FROM EQUITY-ACCOUNTED INVESTMENTS	(67,672)	(314,371)	49,452

(LOSS) INCOME FROM EQUITY-ACCOUNTED INVESTMENTS (Note 10)	(29,542)	1,258	1,810

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(97,214)	(313,113)	51,262

NET INCOME FROM DISCONTINUED OPERATIONS (Note 3)	6,402	13,630	9,945
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATION, net of tax (Note 3)	12,454	(9,175)	-

NET (LOSS) INCOME	(78,358)	(308,658)	61,207

LESS (ADD) NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	2,349	(880)
Continuing	-	(1,352)	(880)
Discontinued	-	3,701	-

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	(78,358)	(311,007)	62,087
Continuing	(97,214)	(311,761)	52,142
Discontinued	$18,856	$754	$9,945

Net (loss) earnings per share, in United States dollars (Note 20):
Basic (loss) earnings attributable to Net1 shareholders	$(1.37)	$(5.48)	$1.10
Continuing	$(1.70)	$(5.49)	$0.92
Discontinued	$0.33	$0.01	$0.18
Diluted (loss) earnings attributable to Net1 shareholders	$(1.37)	$(5.48)	$1.09
Continuing	$(1.70)	$(5.49)	$0.92
Discontinued	$0.33	$0.01	$0.17

(A) - Certain amounts have been restated to correct the misstatements discussed in Note 1.
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
 for the years ended June 30, 2020, 2019 and 2018

	2020	2019	2018
		(As restated)(A)	(As restated)(A)
	(In thousands)

Net (loss) income	$(78,358)	$(308,658)	$61,207

Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve	(35,070)	(26,148)	(19,286)
Release of foreign currency translation reserve related to deconsolidation of CPS (Note 3 and Note 16)	32,451	-	-
Release of foreign currency translation reserve related to disposal of Net1 Korea (Note 3 and Note 16)	14,228	-	-
Release of foreign currency translation reserve related to disposal of DNI (Note 3, Note 10 and Note 16)	11,323	5,679	-
Release of foreign currency translation reserve related to disposal of FIHRST (Note 3 and Note 16)	1,578	-	-
Movement in foreign currency translation reserve related to equity-accounted investments	2,227	4,251	(2,426)
Total other comprehensive income (loss), net of taxes	26,737	(16,218)	(21,712)

Comprehensive (loss) income	(51,621)	(324,876)	39,495
Add comprehensive income attributable to non-controlling interest	-	2,407	978

Comprehensive (loss) income attributable to Net1	$(51,621)	$(322,469)	$40,473

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC
Consolidated Statement of Changes in Equity for the year ended June 30, 2018 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings (as restated)(A)	Accumulated other comprehensive loss (as restated)(A)	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock

Balance - July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$771,948	$(162,736)	$596,074	$2,766	$598,840	$107,672

Restricted stock granted	618,411				618,411				-		-
Stock-based compensation charge (Note 18)						2,656			2,656		2,656
Reversal of stock-based compensation charge (Note 18)	(302,223)				(302,223)	(49)			(49)		(49)
Stock-based compensation charge related to equity accounted investment						(139)			(139)		(139)
Acquisition of DNI (Note 3)									-	94,123	94,123
Net income (loss) (Note 1)							62,087		62,087	(880)	61,207
Other comprehensive loss (Note 1 and Note 16)								(21,614)	(21,614)	(98)	(21,712)
Balance - June 30, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$834,035	$(184,350)	$639,015	$95,911	$734,926	$107,672

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.

NET 1 UEPS TECHNOLOGIES, INC
Consolidated Statement of Changes in Equity for the year ended June 30, 2019 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings (as restated)(A)	Accumulated other comprehensive loss (as restated)(A)	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock

Balance - July 1, 2018	81,577,217	$80	(24,891,292)	$(286,951)	56,685,925	$276,201	$834,035	$(184,350)	$639,015	$95,911	$734,926	$107,672

Restricted stock granted	148,000				148,000				-		-
Stock-based compensation charge (Note 18)						2,319			2,319		2,319
Reversal of stock-based compensation charge (Note 18)	(265,500)				(265,500)	(1,926)			(1,926)		(1,926)
Stock-based compensation charge related to equity accounted investment						117			117		117
Acquisition of non-controlling interest						286			286	466	752
Dividends paid to non-controlling interest									-	(4,104)	(4,104)
Deconsolidation of DNI (Note 3)									-	(89,866)	(89,866)
Net (loss) income (Note 1)							(311,007)		(311,007)	2,349	(308,658)
Other comprehensive loss (Note 1 and Note 16)								(11,462)	(11,462)	(4,756)	(16,218)
Balance - June 30, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$523,028	$(195,812)	$317,342	$-	$317,342	$107,672

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.

NET 1 UEPS TECHNOLOGIES, INC
Consolidated Statement of Changes in Equity for the year ended June 30, 2020 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings (as restated)(A)	Accumulated other comprehensive loss (as restated)(A)	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock

Balance - July 1, 2019 (Note 1)	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$523,028	$(195,812)	$317,342	$-	$317,342	$107,672
Restricted stock granted	568,000				568,000	-			-		-
Stock-based compensation charge (Note 18)						1,873			1,873		1,873
Reversal of stock-based compensation charge (Note 18)	(17,500)				(17,500)	(145)			(145)		(145)
Stock-based compensation charge related to equity accounted investment (Note 10)						71			71		71
Transfer from redeemable common stock to additional paid-in-capital (Note 15)						22,693			22,693		22,693	(22,693)
Net loss							(78,358)		(78,358)	-	(78,358)
Other comprehensive loss (Note 16)								26,737	26,737	-	26,737
Balance - June 30, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF CASHFLOWS
for the years ended June 30, 2020, 2019 and 2018

	2020	2019	2018
		(as restated)(A)	(as restated)(A)
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(78,358)	$(308,658)	$61,207
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,299	37,349	35,484
Impairment loss (Note 3 and Note 11)	6,336	19,745	20,917
Movement in allowance for doubtful accounts receivable	743	32,786	13,358
Loss (Earnings) from equity-accounted investments (Note 10)	29,542	(1,273)	(8,815)
Movement in allowance for doubtful loans to equity-accounted investments	1,035	-	-
Inventory net realizable value adjustment (Note 6)	1,298	-	-
Interest on Cedar Cellular note (Note 10)	-	(2,397)	(1,395)
Impairment of Cedar Cellular note (Note 10)	-	12,793	-
Change in fair value of equity securities (Note 7 and 10)	-	167,459	(32,473)
Implementation costs to be refunded to SASSA (Note 14)	-	34,039	-
Fair value adjustment related to financial liabilities	(340)	73	414
Interest payable	1,758	237	(146)
Facility fee amortized	-	321	589
Loss on deconsolidation of CPS (Note 3)	7,148	-	-
(Gain) Loss on disposal of discontinued operation (Note 3)	(12,454)	9,175	-
Gain on disposal of FIHRST (Note 3)	(9,743)	-	-
Loss (Gain) on disposal of DNI (Note 3)	1,010	(177)	-
Loss on fair value of DNI (Note 3)	-	-	4,614
Gain on disposal of business	-	-	(463)
(Profit) Loss on disposal of property, plant and equipment	(127)	(486)	40
Stock-based compensation charge (Note 18)	1,728	393	2,607
Dividends received from equity-accounted investments	3,549	1,318	4,111
Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	8,818	11,663	17,732
(Increase) Decrease in inventory	(19,328)	4,042	(2,521)
Increase (Decrease) in accounts payable and other payables	(139)	(14,538)	10,595
(Decrease) Increase in taxes payable	(1,427)	3,428	1,137
(Decrease) Increase in deferred taxes	(393)	(11,752)	5,313
Net cash (used in) provided by operating activities	(46,045)	(4,460)	132,305

Cash flows from investing activities
Capital expenditures	(5,938)	(9,416)	(9,649)
Proceeds from disposal of property, plant and equipment	578	1,045	658
Proceeds from disposal of Net1 Korea, net of cash disposed (Note 3)	192,619	-	-
Transaction costs paid related to disposal of Net1 Korea (Note 3)	(7,458)	-	-
Proceeds from disposal of DNI as equity-accounted investment (Note 10 and Note 21)	42,477	-	-
Transaction costs paid related to disposal of DNI as equity-accounted investment (Note 10)	(1,010)	-	-
Proceeds from disposal of subsidiaries, net of cash disposed (Note 3 and Note 21)	10,895	(2,114)	-
Deconsolidation of CPS - cash disposed (Note 3)	(328)	-	-
Investment in equity-accounted investments (Note 10)	(2,500)	(2,989)	(133,335)
Loan to equity-accounted investment (Note 10)	(1,230)	-	(10,635)
Repayment of loans by equity-accounted investments	4,268	1,029	9,180
Acquisitions, net of cash acquired (Note 3)	-	-	(6,202)
Acquisition of intangible assets	-	(1,384)	-
Investment in MobiKwik	-	(1,056)	-
Return on investment	-	284	-
Acquisition of 15% of Cell C	-	-	(151,003)
Acquisition of held to maturity investment	-	-	(9,000)
Other investing activities, net	-	-	(61)
Net change in settlement assets	(9,256)	79,077	490,795
Net cash provided by investing activities	223,117	64,476	180,748

Cash flows from financing activities
Proceeds from bank overdraft (Note 13)	689,763	822,754	44,900
Repayment of bank overdraft (Note 13)	(747,935)	(740,969)	(62,925)
Long-term borrowings utilized (Note 13)	14,798	14,613	113,157
Repayment of long-term borrowings (Note 13)	(14,503)	(37,357)	(77,062)
Guarantee fee	(148)	(394)	(754)
Finance lease capital repayments	(69)	-	-
Acquisition of non-controlling interests	-	(180)	-
Dividends paid to non-controlling interest	-	(4,104)	-
Net change in settlement obligations	9,256	(79,077)	(490,795)
Net cash used in financing activities	(48,838)	(24,714)	(473,479)

Effect of exchange rate changes on cash	(17,260)	(3,845)	(7,977)
Net increase (decrease) in cash, cash equivalents and restricted cash	110,974	31,457	(168,403)
Cash, cash equivalents and restricted cash - beginning of period	121,511	90,054	258,457
Cash, cash equivalents and restricted cash - end of period (Note 21)	$232,485	$121,511	$90,054

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1.
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Net 1 UEPS Technologies, Inc. ("Net1" and collectively with its consolidated subsidiaries, the "Company") was incorporated in the State of Florida on May 8, 1997. The Company is a provider of financial technology, or fintech, products and services to the unbanked and underbanked in a number of emerging and developed economies. Its universal electronic payment system ("UEPS") uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing and financial solutions. The Company's technology is widely used in South Africa today, where it provides financial services (banking, lending and insurance products), processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa, and provides mobile telephone top-up transactions for the major South African mobile carriers. The Company has card issuing and acquiring capabilities in Hong Kong and Malta and provides value added payment services to online retailers across Europe through its International Payments Group ("IPG"). The Company leverages its strategic equity investments in Finbond Group Limited ("Finbond") and Bank Frick & Co. AG ("Bank Frick") (both regulated banks) to introduce products to new customers and geographies.

Basis of presentation

The accompanying consolidated financial statements include subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Impact of COVID-19 on the Company's business

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The Company's operations were impacted by government-imposed restrictions to contain the spread of the COVID-19 pandemic. Specifically, on March 27, 2020, the South African government imposed certain emergency measures to combat the spread of COVID-19, including implementation of travel bans and closures of factories, schools, public buildings, and businesses. In addition to limiting movement of employees and access to the Company's corporate head office and operating branches, the following restrictions directly impacted the Company's South African operations: (i) suspension of new lending and other financial services activities, and (ii) limitations on the amount of banking-related fees that may be charged to customers. These measures continued until May 31, 2020 when the restrictions highlighted above as directly affecting the Company were eased. Nevertheless, as the date of this report, South Africa remains under various lockdown restrictions that affect the broader economy and these affect the Company to the extent they affect activity levels in the South African economy.

The broader implications of COVID-19 on the Company's results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where the Company, its customers, suppliers or third-party business partners conduct business. While the Company has not incurred significant disruptions thus far from the COVID-19 outbreak, apart from the two months when loan origination was curtailed, the Company is unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity and duration of the outbreak, actions that may be taken by governmental authorities, the impact on the Company's customers and other factors. The Company will continue to evaluate the nature and extent of the impact on its business, consolidated results of operations, and financial condition.

Resolution of going concern risk

As previously reported, the Company's management implemented a number of plans to alleviate the substantial doubt about the Company's ability to continue as a going concern including the disposal of its March 2020 Korean business unit (refer to Note 3) and its April 2020 sale of its remaining interest in DN Invest Proprietary Limited ("DNI") (refer to Note 10). The cash received from the disposal of its Korean business unit in March 2020 resulted in the resolution of the going concern risk. The Company's management has determined that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after these consolidated financial statements are issued as the Company believes it has sufficient cash reserves.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Restatement of financial statements

Related to DNI discontinued operations presentation

Subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended June 30, 2019 and its Quarterly Reports on Form 10-Q for the three months ended September 30, 2019 and the three and nine months ended March 31, 2019, it determined that its presentation of the discontinued operations of DNI in the consolidated statements of operations included in those filings was incorrect. In these previous filings, the gross amounts of DNI's operations upon classification as a discontinued operation remained in the consolidated statements of operations which totalled to net (loss) income. Two captioned lines below net (loss) income were presented to show the composition of the net (loss) income between continuing and discontinued operations and the details of amounts relating to DNI's discontinued operations were separately disclosed in a note. The correct presentation removes the gross amounts of a discontinued operation from the consolidated statements of operations, which totals to the net (loss) income from continuing operations before presenting net income from discontinued operations and then totalling to net (loss) income.

The Company has revised the previous presentations on the consolidated statements of operations for the years ended June 30, 2019, and June 30, 2018, and corrected them in this filing where these amounts are presented as comparative prior period amounts. The impact of these revisions has reduced each of the previously-presented line items in the consolidated statements of operations preceding net income by the amounts shown in the note disclosure for DNI's discontinued operations. The revisions had no effect on previously presented net (loss) income, net (loss) income from continuing operations, net income from discontinued operations or the note disclosures for DNI's discontinued operations, excluding the effects of the disposal of Net1 Korea and the error relating to the release of the foreign currency translation reserve on deconsolidation of DNI.

Related to error identified - release of entire foreign currency translation reserve on deconsolidation of DNI in March 2019

In May 2020, the Company identified an error during its assessment of the accounting related to the disposal of its remaining interest in DNI in April 2020. The error relates to the misapplication of U.S. GAAP as the Company was required to release the full amount of DNI's foreign currency translation reserve from accumulated other comprehensive loss to net income when it deconsolidated DNI in March 2019. The Company only released a portion of the foreign currency translation reserve related to the sale of 17% of DNI in March 2019, refer to Note 3, and should have released an additional $4.0 million in March 2019. During the three months ended June 30, 2019, the Company also sold an additional interest in DNI, refer to Note 3, and released a portion ($0.8 million) of the $4.0 million during this period. Therefore, the error as of June 30, 2019, was $3.2 million. The error impacts the Company's reported results and the Company has restated its financial statements for the year ended June 30, 2019 to correct for the error.

Related to Finbond error reported in its fiscal 2020 annual report

On May 29, 2020, Finbond released its February 2020 summarized annual results and announced that it had identified a number of errors in its previously issued audited financial statements and had restated those audited financial statements. The Finbond restatement impacts the Company's reported results and the Company has restated its 2019 and 2018 financial statements to correct for the Finbond restatement. The errors identified by Finbond relate to (i) an ageing issue within one of its subsidiary's loan management system, which prompted a broader review of its management systems and which further resulted in the identification of a lending book that was incorrectly recognized; (ii) the impairment of goodwill following the identification of errors in (i); and (iii) the identification of certain liabilities that should have been recognized in prior periods.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Restatement of financial statements (continued)

The tables below present the impact of the restatements on each of the Company's financial statements for the years ended June 30, 2019 and 2018 ("As reported" represents amounts after the discontinued operations representation related to the disposal of our Korean business and DNI as discussed in Note 3):

Consolidated balance sheet
	June 30, 2019
	As reported	Correction - DNI	Correction - Finbond	As restated
	(in thousands)
Equity-accounted investments	$151,116	$-	$(2,689)	$148,427
Total assets	672,936	-	(2,689)	670,247
Deferred tax liabilities	1,926	-	(602)	1,324
Total liabilities	245,835	-	(602)	245,233
Accumulated other comprehensive loss	(199,273)	3,227	234	(195,812)
Retained earnings	528,576	(3,227)	(2,321)	523,028
Total equity	$319,429	$-	$(2,087)	$317,342

Consolidated statement of operations
	Year ended June 30, 2019
	As reported	Correction - DNI	Correction - Finbond	As restated
	(in thousands, except per share data)
Gain on disposal of DNI	$(631)	$808	$-	$177
Loss before income tax	(320,251)	808	-	(319,443)
Income tax benefit	(5,025)	-	(47)	(5,072)
Net loss before earnings from equity-accounted investments	(315,226)	808	47	(314,371)
Earnings from equity-accounted investments	1,467	-	(209)	1,258
Net loss from continuing operations	(313,759)	808	(162)	(313,113)
Loss on disposal of discontinued operation, net of tax	(5,140)	(4,035)	-	(9,175)
Net loss	(305,269)	(3,227)	(162)	(308,658)
Net loss attributable to Net1	(307,618)	(3,227)	(162)	(311,007)
Continuing	(312,407)	808	(162)	(311,761)
Discontinued	$4,789	$(4,035)	$-	$754

Basic (loss) income per share attributable to Net1 shareholders	$(5.42)	$(0.06)	$(0.00)	$(5.48)
Continuing	$(5.50)	$0.01	$(0.00)	$(5.49)
Discontinued	$0.08	$(0.07)	$-	$0.01
Diluted (loss) income per share attributable to Net1 shareholders	$(5.42)	$(0.06)	$(0.00)	$(5.48)
Continuing	$(5.50)	$0.01	$(0.00)	$(5.49)
Discontinued	$0.08	$(0.07)	$-	$0.01

	Year ended June 30, 2018
	As reported	Correction - DNI	Correction - Finbond	As restated
	(in thousands, except per share data)
Income tax expense	$45,729	$-	$(623)	$45,106
Net income before earnings from equity-accounted investments	48,829	-	623	49,452
Earnings from equity-accounted investments	4,592	-	(2,782)	1,810
Net income from continuing operations	53,421	-	(2,159)	51,262
Net income	63,366	-	(2,159)	61,207
Net income attributable to Net1	64,246	-	(2,159)	62,087
Continuing	54,301	-	(2,159)	52,142
Discontinued	$9,945	$-	$-	$9,945

Basic income per share attributable to Net1 shareholders	$1.13	$-	$(0.04)	$1.10
Continuing	$0.95	$-	$(0.04)	$0.92
Discontinued	$0.18	$-	$-	$0.18
Diluted income per share attributable to Net1 shareholders	$1.13	$-	$(0.04)	$1.09
Continuing	$096	$-	$(0.04)	$0.92
Discontinued	$0.17	$-	$-	$0.17

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Restatement of financial statements (continued)

Consolidated statement of comprehensive (loss) income
	Year ended June 30, 2019
	As reported	Correction - DNI	Correction - Finbond	As restated
	(in thousands)
Net loss	$(305,269)	$(3,227)	$(162)	$(308,658)
Movement in foreign currency translation reserve	(26,194)	-	46	(26,148)
Release of foreign currency translation reserve related to disposal of DNI	2,452	3,227	-	5,679
Total other comprehensive loss	(19,491)	3,227	46	(16,218)
Comprehensive loss	(324,760)	-	(116)	(324,876)
Comprehensive loss attributed to Net1	$(322,353)	$-	$(116)	$(322,469)

	Year ended June 30, 2018
	As reported	Correction - DNI	Correction - Finbond	As restated
	(in thousands)
Net income	$63,366	$-	$(2,159)	$61,207
Comprehensive income	41,466	-	(1,971)	39,495
Comprehensive income attributed to Net1	$42,444	$-	$(1,971)	$40,473

Consolidated statement of changes in equity
	Retained earnings	Accumulated other comprehensive loss
	(in thousands)
As reported - June 30, 2018	$836,194	$(184,538)
Correction of misstatement - Finbond	(2,159)	188
As restated - June 30, 2018	834,035	(184,350)

As reported - June 30, 2019	528,576	(199,273)
Correction of misstatement - DNI	(3,227)	3,227
Correction of misstatement - Finbond	(2,321)	234
As restated - June 30, 2019	$523,028	$(195,812)

Consolidated statement of cash flows
	Year ended June 30, 2019
	As reported	Correction - DNI	Correction - Finbond	As restated
	(in thousands)
Net loss	$(305,269)	$(3,227)	$(162)	$(308,658)
Loss from equity-accounted investment	(1,482)	-	209	(1,273)
Loss on disposal of discontinued operation	5,140	4,035	-	9,175
Gain (Loss) on disposal of DNI	631	(808)	-	(177)
(Decrease) Increase in deferred taxes	$(11,705)	$-	$(47)	$(11,752)

	Year ended June 30, 2018
	As reported	Correction - DNI	Correction - Finbond	As restated
	(in thousands)
Net income	$63,366	$-	$(2,159)	$61,207
Earnings from equity-accounted investment	(11,597)	-	2,782	(8,815)
Increase (Decrease) in deferred taxes	$5,936	$-	$(623)	$5,313

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities ("VIE"). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated as a result of these requirements during the years ended June 30, 2020, 2019 and 2018.

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

Translation of foreign currencies

The primary functional currency of the consolidated entities is the South African Rand ("ZAR") and its reporting currency is the U.S. dollar. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in total equity.

Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in selling, general and administration expense on the Company's consolidated statement of operations for the period.

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and funds deposited in bank accounts with financial institutions that are liquid, unrestricted and readily available. Cash that is restricted as to use is classified as restricted cash and includes cash drawn under the Company's borrowings and used to fund its ATMs, refer to Note 13.

Allowance for doubtful accounts receivable

Allowance for doubtful finance loans receivable

The Company regularly reviews the ageing of outstanding amounts due from borrowers and adjusts the allowance based on management's estimate of the recoverability of the finance loans receivable. The Company writes off microlending finance loans receivable and related service fees and interest if a borrower is in arrears with repayments for more than three months or dies. The Company writes off working capital finance receivables and related fees when it is evident that reasonable recovery procedures, including where deemed necessary, formal legal action, have failed.

Allowance for doubtful accounts receivable

A specific provision is established where it is considered likely that all or a portion of the amount due from customers renting point of sale ("POS") equipment, receiving support and maintenance or transaction services or purchasing licenses or SIM cards from the Company will not be recovered. Non-recoverability is assessed based on a review by management of the ageing of outstanding amounts, the location and the payment history of the customer in relation to those specific amounts.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

Leases

The Company determines whether an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets ("ROU"), operating lease liability - current, and operating lease liability - long term in its consolidated balance sheets. The Company does not have any significant finance leases as of June 30, 2020 and 2019, respectively, but its policy is to include finance leases in property and equipment, other payables, and other long-term liabilities in its consolidated balance sheets.

A ROU asset represents the Company's right to use an underlying asset for the lease term and the lease liabilities represent its obligation to make lease payments arising from the lease arrangement. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease prepayments made and excludes lease incentives. The terms of the Company's lease arrangements may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company does not recognize right-of-use assets and lease liabilities for lease arrangements with a term of twelve months or less. The Company accounts for all components in a lease arrangement as a single combined lease component. Costs incurred in the adaptation of leased properties to serve the requirements of the Company (leasehold improvements) are capitalized and amortized over the shorter of the estimated useful life of the asset and the remaining term of the lease.

Equity-accounted investments

The Company uses the equity method to account for investments in companies when it has significant influence but not control over the operations of the company. Under the equity method, the Company initially records the investment at cost and thereafter adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted company's net income or loss. In addition, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee is added to the current basis of the Company's previously held interest and the equity method would be applied subsequently from the date on which the Company obtains the ability to exercise significant influence over the investee.

Any unrealized holding gains or losses in accumulated other comprehensive income related to an available for sale security that is subsequently required to be accounted for utilizing the equity method are recognized in earnings as of the date on which the investment qualifies for the equity method. The Company does not recognize cumulative losses in excess of its investment or loans in an equity-accounted investment except if it has an obligation to provide additional financial support. Dividends received from an equity-accounted investment reduce the carrying value of the Company's investment. The Company has elected to classify distributions received from equity method investees using the nature of the distribution approach. This election requires the Company to evaluate each distribution received on the basis of the source of the payment and classify the distribution as either operating cash inflows or investing cash inflows. The Company reviews its equity-accounted investments for impairment whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

Trading

Debt securities acquired by the Company which it intends to sell in the short-term are classified as trading securities and are initially measured at fair value. These debt securities are subsequently measured at fair value and realized and unrealized gains and losses from these trading securities are included in the Company's consolidated statement of operations. Classification of a debt security as a trading security is not precluded simply because the Company does not intend to sell the security in the short term. The Company had no debt securities that were classified as trading securities as of June 30, 2020 and 2019, respectively.

Available for sale

Debt securities acquired by the Company that have readily determinable fair values are classified as available for sale if the Company has not classified them as trading securities or if it does not have the ability or positive intent to hold the debt security until maturity. The Company is required to make an election to account for these debt securities as available for sale. These available for sale debt securities are initially measured at fair value. These debt securities are subsequently measured at fair value with unrealized gains and losses from available for sale investments in debt securities reported as a separate component of accumulated other comprehensive income, net of deferred income taxes, in shareholders' equity. The Company had no debt securities that were classified as available for sale securities as of June 30, 2020 and 2019, respectively.

Held to maturity

Debt securities acquired by the Company which it has the ability and the positive intent to hold to maturity are classified as held to maturity debt securities. The Company is required to make an election to classify these debt securities as held to maturity and these securities are carried at amortized cost. The amortized cost of held to maturity debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest received from the held to maturity security together with this amortization is included in interest income in the Company's consolidated statement of operations. The Company had a held to maturity security as of June 30, 2020 and 2019, respectively, refer to Note 10.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt and equity securities (continued)

Debt securities (continued)

Impairment of debt securities

The Company's available for sale and held to maturity debt securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value.

With regard to available for sale and held to maturity debt securities, the Company considers (i) the ability and intent to hold the debt security for a period of time to allow for recovery of value (ii) whether it is more likely than not that the Company will be required to sell the debt security; and (iii) whether it expects to recover the entire carrying amount of the debt security. The Company records an impairment loss in its consolidated statement of operations representing the difference between the debt securities carrying value and the current fair value as of the date of the impairment if the Company determines that it intends to sell the debt security or if that it is more likely than not that it will be required to sell the debt security before recovery of the amortized cost basis. However, the impairment loss is split between a credit loss and a non-credit loss for debt securities that the Company determines that it does not intend to sell or that it is more likely than not that it will not be required to sell the debt securities before the recovery of the amortized cost basis. The credit loss portion, which is measured as the difference between the debt security's cost basis and the present value of expected future cash flows, is recognized in the Company's consolidated statement of operations. The non-credit loss portion, which is measured as the difference between the debt security's cost basis and its current fair value, is recognized in other comprehensive income, net of applicable taxes.

Equity securities

Equity securities are measured at fair value. Changes in the fair value of equity securities are recorded in the Company's consolidated statement of operations within the caption titled "change in fair value of equity securities". The Company may elect to measure equity securities without readily determinable fair values at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer ("cost minus changes in observable prices equity securities"). There were no changes in the fair value of our cost minus changes in observable prices equity securities during the years ended June 30, 2020 and 2019, respectively. The Company performs a qualitative assessment on a quarterly basis and recognizes an impairment loss if there are sufficient indicators that the fair value of the equity security is less than its carrying value.

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

The best estimate assumptions include (i) mortality and morbidity assumptions reflecting the company's most recent experience and (ii) claim reporting delays reflecting Company specific and industry experience. Most of the disability claims-in-payment reserve is reinsured and the reported values were based on the reserve held by the relevant reinsurer. The values of matured guaranteed endowments are increased by late payment interest (net of the asset management fee and allowance for tax on investment income).

Deposits on investment contracts

For the Company's interest-sensitive life contracts, liabilities approximate the policyholder's account value.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

Redeemable common stock

Common stock that is redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of Company is presented outside of total Net1 equity (i.e. permanent equity). Redeemable common stock is initially recognized at issuance date fair value and the Company does not adjust the issuance date fair value if redemption is not probable. The Company re-measures the redeemable common stock to the maximum redemption amount at the balance sheet date once redemption is probable. Reduction in the carrying amount of the redeemable common stock is only appropriate to the extent that the Company has previously recorded increases in the carrying amount of the redeemable equity instrument as the redeemable common stock may be not be carried at an amount that is less than the initial amount reported outside of permanent equity.

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

Nature of products and services

Customers that have a bank account managed by the Company are issued cards that can be utilized to withdraw funds at an ATM or to transact at a merchant point of sale device ("POS"). The Company earns processing fees from transactions processed for these customers. The Company's contracts specify a transaction price for each service provided (for instance, ATM withdrawal, balance enquiry, etc.). Processing revenue fluctuates based on the type and volume of transactions performed by the customer. Revenue is recognized on the completion of the processed transaction.

Account holder fees

The Company provides bank accounts to customers and this service is underwritten by a regulated banking institution because the Company is not a bank. The Company charges its customers a fixed monthly bank account administration fee for all active bank accounts regardless of whether the account holder has transacted or not. The Company recognizes account holder fees on a monthly basis on all active bank accounts. Revenue from account holder's fees fluctuates based on the number of active bank accounts.

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Technology products

The Company supplies hardware and licenses for its customers to use the Company's technology. Hardware includes the sale of POS devices, SIM cards and other consumables which can occur on an ad hoc basis. The Company recognizes revenue from hardware at the transaction price specified in the contract as the hardware is delivered to the customer. Licenses include the right to use certain technology developed by the Company and the associated revenue is recognized ratably over the license period.

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

Telecom products and services

Through DNI, the Company entered into contracts with mobile networks in South Africa to distribute subscriber identity modules ("SIM") cards on their behalf. The Company was entitled to receive consideration based on the activation of each SIM as well as from a percentage of the value loaded onto each SIM. The Company recognizes revenue from these services once the criteria specified for activation had been met as well as when it was entitled to its consideration related to the value loaded onto the SIM. Revenue from contracts with mobile networks fluctuates based on the number of SIMs activated as well as on the value loaded onto the SIMs. As described in Note 3, the Company disposed of its controlling interest in DNI on March 31, 2019.

The Company purchases airtime for resale to customers. The Company recognizes revenue as the airtime is delivered to the customer. Revenue from the resale of airtime to customers fluctuates based on the volume of airtime sold.

Significant judgments and estimates

The Company was subject to a court process regarding the determination of the price to be charged for welfare benefit distribution services provided from April 1, 2018 to September 30, 2018. In December 2018, the Constitutional Court of South Africa clarified that it was not required to ratify the price and stated that the parties should reach an agreement on the price, failing which they should approach the lower courts in South Africa. The Company has initiated discussions with SASSA, but the parties have not reached agreement regarding the pricing for services provided through September 30, 2018. Management determined, under previous revenue guidance, that there was no evidence of an arrangement at a fixed and determinable price other than that noted in the court ordered extension provided in March 2018 and did not record any additional revenue related to the services provided from April 1, 2018 to June 30, 2018, and recorded revenue at the rate specified in the contract. Upon adoption of the new revenue guidance on July 1, 2018, the Company determined that it was unable to estimate the amount of revenue that it is entitled to receive because no agreement with SASSA had been reached at that date. Accordingly, the Company did not record any additional revenue during the year ended June 30, 2020 and 2019, respectively, related to the price to be charged for welfare benefit distribution services provided through September 30, 2018. The Company recorded revenue at the rate specified in the contract. The Company expected to record any additional revenue once there was agreement between the Company and SASSA on the fee. However, agreement had not been reached by May 31, 2020, and following the deconsolidation of CPS, refer to Note 3, any additional revenue earned by CPS after June 1, 2020, would not be included in the Company's consolidated financial statements and therefore this matter is no longer considered an area of judgment.

Accounts Receivable, Contract Assets and Contract Liabilities

The Company recognizes accounts receivable when its right to consideration under its contracts with customers becomes unconditional. The Company has no contract assets or contract liabilities.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development expenditure

Research and development expenditure is charged to net income in the period in which it is incurred. During the years ended June 30, 2020, 2019 and 2018, the Company incurred research and development expenditures of $1.6 million, $0.7 million and $0.8 million, respectively.

Computer software development

Product development costs in respect of software intended for sale to licensees are expensed as incurred until technological feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and has been determined to be viable for its intended use. The time between the attainment of technological feasibility and completion of software development is generally short with immaterial amounts of development costs incurred during this period.

Costs in respect of the development of software for the Company's internal use are expensed as incurred, except to the extent that these costs are incurred during the application development stage. All other costs including those incurred in the project development and post-implementation stages are expensed as incurred.

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

The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2020, 2019 and 2018, using the enacted statutory tax rate in South Africa of 28%.

In establishing the appropriate deferred tax asset valuation allowances, the Company assesses the realizability of its deferred tax assets, and based on all available evidence, both positive and negative, determines whether it is more likely than not that the deferred tax assets or a portion thereof will be realized.

Reserves for uncertain tax positions are recognized in the financial statements for positions which are not considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. For positions that meet the more likely than not standard, the measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management's judgement, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The Company's policy is to include interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administration in the consolidated statements of operations.

The Company has elected the period cost method and records U.S. inclusions in taxable income related to global intangible low taxed income ("GILTI") as a current-period expense when incurred.

Stock-based compensation

Stock-based compensation represents the cost related to stock-based awards granted. The Company measures equity-based stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. In respect of awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting. The expense is recorded in the statement of operations and classified based on the recipients' respective functions. The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, based on the amount of compensation cost recognized and the Company's statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in taxation expense in the statement of operations.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity instruments issued to third parties

Equity instruments issued to third parties represents the cost related to equity instruments granted. The Company measures this cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The forfeiture rate is estimated based on the Company's expectation of the number of awards that will be forfeited prior to vesting. The Company records deferred tax assets for equity instrument awards that result in deductions on the Company's income tax returns, based on the amount of equity instrument cost recognized and the Company's statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in the statement of operations.

Settlement assets and settlement obligations

Settlement assets comprise (1) cash received from credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet that are the Company's customers and on whose behalf it processes the transactions between various parties, (2), up until the sale of FIHRST, refer to Note 3, cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer, and (3), up until the expiration of the SASSA contract on September 30, 2018, cash received from the South African government that the Company holds pending disbursement to recipient cardholders of social welfare grants.

Settlement obligations comprise (1) amounts that the Company is obligated to disburse to merchants selling goods and services via the internet that are the Company's customers and on whose behalf it processes the transactions between various parties and settles the funds from the credit card companies to the Company's merchant customers, (2), up until the sale of FIHRST, amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer, and (3), up until the expiration of the SASSA contract on September 30, 2018, amounts that the Company is obligated to disburse to recipient cardholders of social welfare grants.

The balances at each reporting date may vary widely depending on the timing of the receipts and payments of these assets and obligations.

Recent accounting pronouncements adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance regarding Leases. The guidance increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. The amendments to current lease guidance include the recognition of assets and liabilities by lessees for those leases currently classified as operating leases. The guidance also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance was effective for the Company beginning July 1, 2019. Refer to Note 9 for the impact of the adoption of this guidance on its consolidated financial statements.

Recent accounting pronouncements not yet adopted as of June 30, 2020

In June 2016, the FASB issued guidance regarding Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, an entity is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company beginning July 1, 2023. The Company is currently assessing the impact of this guidance on its financial statements and related disclosures, but does not expect the impact on its financial results to be significant.

In August 2018, the FASB issued guidance regarding Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements related to fair value measurement. This guidance is effective for the Company beginning July 1, 2021. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statement's disclosure.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements not yet adopted as of June 30, 2020 (continued)

In November 2019, the FASB issued guidance regarding Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging(Topic 815), and Leases (Topic 842). The guidance provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities, including Smaller Reporting Companies. The Company is a Smaller Reporting Company. Specifically, the guidance changes some effective dates for certain new standards on the following topics in the FASB Codification, namely Derivatives and Hedging (ASC 8152); Leases (ASC 842); Financial Instruments - Credit Losses (ASC 326); and Intangibles - Goodwill and Other (ASC 350). The guidance defers the adoption date of guidance regarding Measurement of Credit Losses on Financial Instruments by the Company from July 1, 2020 to July 1, 2023, and defers the adoption guidance regarding Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement by the Company from July 1, 2020 to July 1, 2021.

In January 2020, the FASB issued guidance regarding Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. The guidance clarifies that an entity should consider observable transactions that require an entity to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with U.S GAAP guidance immediately before applying or upon discontinuing the equity method. The guidance also clarifies that, when determining the accounting for certain forward contracts and purchased options an entity should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This guidance is effective for the Company beginning July 1, 2021. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statement's disclosure.

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions

The Company did not make any acquisitions during the years ended June 30, 2020 and 2019. The cash paid, net of cash received related to the Company's acquisition of DNI during the year ended June 30, 2018, is presented in the table below:

2018
DNI(1)	$6,202
Total cash paid, net of cash received	$6,202

(1) - represents the cash paid, net of cash acquired, to acquire a further 6% voting and economic interest, which resulted in the Company obtaining a controlling stake in DNI. As described below, the acquisition of DNI occurred in stages and DNI was accounted for using the equity method until June 30, 2018, being the point at which the Company obtained control over DNI. The total cash paid, net of cash acquired, to obtain a 55% voting and economic interest in DNI was $85.7 million.

2020 acquisition

None.

2019 acquisition

None.

2018 acquisition

DNI acquisition

The Company accounted for its interest in DNI using the equity method from August 1, 2017, until June 30, 2018, the date upon which it acquired further voting and economic interest in DNI, taking its ownership to 55%. The transaction actually closed on June 28, 2018, however, for practical purposes the Company has used June 30, 2018, as the date from which it accounted for a controlling stake in DNI. Therefore, the Company consolidated DNI from June 30, 2018.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

2018 acquisition (continued)

DNI acquisition (continued

On July 27, 2017, the Company subscribed for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945.0 million ($72.0 million) in cash. On March 9, 2018, the Company subscribed for an additional 4,000,000 ordinary A shares in DNI for a subscription price of ZAR 89.3 million ($7.5 million), in cash, which increased its voting and economic interest in DNI to 49%, but did not give it control. On March 9, 2018, the Company also agreed to subscribe for an additional 6,000,000 ordinary A shares in DNI for an aggregate subscription price of ZAR 126.0 million ($9.2 million). The subscription was subject to certain suspensive conditions, including obtaining South African Competition Commission approval which was eventually obtained on June 21, 2018. Accordingly, on June 28, 2018, all conditions were met and the Company subscribed for 6,000,000 ordinary A shares in DNI for a subscription price of ZAR 126.0 million ($9.2 million) in cash, increasing its voting and economic interest in DNI to 55%. Under the terms of its subscription agreements with DNI, the Company agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($29.1 million, translated at exchange rates applicable as of June 30, 2018), in cash, subject to the achievement of certain performance targets by DNI. The Company expected to pay the additional amount during the first quarter of the year ended June 30, 2020, and recorded an amount of ZAR 373.6 million ($27.2 million), in other long-term liabilities in its consolidated balance sheet as of June 30, 2018, which amount represented the present value of the ZAR 400 million ($29.1 million) to be paid (amounts translated at exchange rates applicable as of June 30, 2018). The present value of ZAR 373.6 million ($27.2 million) was calculated using the following assumptions (a) the maximum additional amount of ZAR 400 million will be paid on August 1, 2019 and (b) an interest rate of 6.3% (the rate used to calculate interest earned by the Company on its surplus South African funds) has been used to discount the ZAR 400.0 million to its present value as of June 30, 2018. Utilization of different inputs, or changes to these inputs, may have resulted in significantly higher or lower fair value measurement. The ZAR 400 million was settled in full on March 31, 2019.

As described in Note 13, on March 9, 2018, the Company obtained financing to partially fund the acquisition of the additional ordinary A DNI shares and Net1 SA pledged, among other things, its entire equity interest in DNI as security for the South African facilities described in Note 13.

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

2018 acquisition (continued)

DNI acquisition (continued

DNI purchase price allocation (continued)

The table below presents the DNI balances included on the Company's consolidated balance sheet as of June 30, 2018, as well as the amended purchase price allocation ("PPA") of the DNI acquisition, translated at the foreign exchange rates applicable on the date of acquisition:

	DNI - discontinued operations
	as of June 30, 2018
	Initial		Amended
	DNI PPA	Amendment	DNI PPA
Current assets:	$22,482	$-	$22,482
Cash and cash equivalents	2,979	-	2,979
Accounts receivable	16,235	-	16,235
Finance loans receivable	742	-	742
Inventory	2,526	-	2,526
Long-term assets:	242,704	(1,951)	240,753
Property, plant and equipment	1,317	-	1,317
Equity-accounted investment	339	-	339
Goodwill	114,161	5,017	119,178
Intangible assets	104,003	(6,968)	97,035
Deferred tax assets	1,536	-	1,536
Other long-term assets	21,348	-	21,348
Current liabilities:	(20,914)	-	(57,350)
Accounts payables	(13,949)	-	(13,949)
Other payables	(6,349)	-	(6,349)
Current portion of long-term borrowings	(616)	-	(616)
Long-term liabilities:	(38,387)	1,951	(36,436)
Other long-term liabilities(1)	(8,291)	-	(8,291)
Deferred tax liabilities	(30,096)	1,951	(28,145)
Fair value of assets and liabilities on acquisition	$205,885	$-	205,885
Less: fair value attributable to controlling interests on acquisition date			(94,123)
Less: fair value of equity-accounted investment, comprising:			(100,947)
Add: loss on re-measurement of previously held interest			4,614
Less: Contingent payment recognized related to 49% interest acquired			(25,589)
Less: carrying value at the acquisition date			(79,972)
Less: Contingent payment recognized related to 6% interest acquired			(1,633)
Total purchase price			$9,182

(1) - DNI concluded an acquisition in November 2017 and other long-term liabilities includes a contingent purchase consideration of ZAR 113.8 million ($8.3 million) due to the sellers and other long-term assets includes an amount due from the DNI shareholders, excluding the Company. DNI is obligated under the terms of this obligation to pay 50% of the purchase consideration plus or (less) a contingent amount (refund) calculated on a multiple of excess (deficit) earnings over (less) an agreed earnings amount. The other DNI shareholders have agreed to reimburse DNI the 50% consideration plus (less) the contingent amount (refund) payable in full. Therefore, other long-term asset includes the amounts due from the DNI shareholder, excluding the Company, and other long-term liabilities includes the contingent consideration due under the November 2017 acquisition. The Company expected DNI to pay, and to be reimbursed, the additional amount during the first quarter of the year ended June 30, 2020, which expected amount represented the present value of the ZAR 129.0 million ($9.4 million) to be paid (amounts translated at exchange rates applicable as of June 30, 2018). The present value of ZAR 113.8 million ($8.3 million) was calculated using the following assumptions (a) the maximum additional amount of ZAR 129.0 million will be paid on August 1, 2019 and (b) an interest rate of 10.0% (the rate used to calculate interest earned by DNI on its surplus South African funds) has been used to discount the ZAR 129.0 million to its present value as of June 30, 2018. Utilization of different inputs, or changes to these inputs, may have resulted in significantly higher or lower fair value measurement.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

2018 acquisition (continued)

DNI acquisition (continued

DNI purchase price allocation (continued)

The Company recorded intangible asset amortization, deferred taxes and non-controlling interest entries related to these customer relationships that should have been included in goodwill during the six months ended December 31, 2018. The Company reversed these entries during the nine months ended March 31, 2019. The table below presents the impact of the reversal of these entries on the Company's audited consolidated statement of operations for the year ended June 30, 2019 and the caption in which the impact is included:

Year ended June 30, 2019
Reversal of intangible asset amortization - decrease depreciation and amortization	$506
Deferred tax impact related to reversal of intangible asset amortization - decrease income tax benefit	142
Increase in non-controlling interest	$164

Pro forma results related to acquisition

Pro forma results of operations were not presented because the effect of the DNI acquisition was not material to the Company. During the year ended June 30, 2018, the Company incurred acquisition-related expenditure of $0.5 million related to this acquisition, which has been included in selling, general and administration expenses in the consolidated statement of operations. The DNI acquisition closed on the last day of the Company's fiscal year and therefore it has not contributed to revenue and net income as a subsidiary for the year ended June 30, 2018.

2018 Fair value of intangible assets acquired

Summarized below is the fair value of the DNI intangible assets acquired and the weighted-average amortization period:

	Fair value as of acquisition date	Weighted-average amortization period (in years)
Finite-lived intangible asset:
Acquired during the year ended June 30, 2018:
DNI - customer relationships acquired	$97,255	5 - 15
DNI - software and unpatented technology	2,609	5
DNI - trademarks	$4,139	5

On acquisition, the Company recognized deferred tax liabilities of approximately $29.1 million related to the acquisition of intangible assets during the year ended June 30, 2018.

2019 intangible asset impairment loss

The Company identified and recognized certain customer relationships as part of its acquisition of DNI, which included relationships related to an agreement with Cell C under which DNI shared in revenues earned by Cell C from other mobile telecommunications networks renting ("tenant rentals") certain Cell C infrastructure that was constructed utilizing funding provided by DNI. Cell C expected to utilize the funding provided by DNI to construct 1,000 towers. Cell C subsequently entered into a roaming arrangement with another South African mobile telecommunications network provider which will extend its network coverage. Cell C utilized funding from DNI to construct approximately 22% of the towers that it had originally estimated to complete, however, the conclusion of the roaming arrangement resulted in Cell C halting the construction of further network infrastructure.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

2018 acquisition (continued)

DNI acquisition (continued

2019 intangible asset impairment loss (continued)

The Company expected DNI to earn fewer tenant rentals than initially planned due to the lower number of towers constructed. During the third quarter of fiscal 2019, the Company updated the discounted cash flow model used to calculate the fair value of the customer relationships acquired on acquisition of DNI to assess the impact of the lower number of towers on its projected cash flows from the tenant rentals customer relationship. The lower number of towers significantly reduced the projected cash flows earned from tenant rentals which resulted in a lower fair value attributed to the customer relationship. The Company compared the updated fair value of the customer relationship to the carrying amount and determined that the customer relationship was impaired. The Company recorded an impairment loss of $5.3 million which is included in net income from discontinued operations caption on its consolidated statement of operations for the year ended June 30, 2019. The customer relationship was not allocated to an operating segment and the impairment loss is included in corporate/eliminations - discontinued. The economics of the tenant rentals arrangement between DNI and Cell C was excluded from the performance targets agreed between DNI and the Company because the arrangement was outside of DNI's core business.

Dispositions

2020 Dispositions

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

KSNET was acquired in October 2010, and was a profitable and cash generative business, but operated autonomously and in a more developed economy, with limited overlap with the Company's other activities. The Company also believed that the intrinsic value of KSNET was not appropriately reflected in the Company's overall valuation. The Company's board of directors commenced a strategic review of its various businesses and investments last year, and ultimately evaluated and decided to sell KSNET in January 2020 in order to focus more on the Company's core strategy, boost liquidity and to maximize shareholder returns.

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Dispositions (continued)

2020 Dispositions (continued)

March 2020 disposal of KSNET (continued)

The table below presents the impact of the deconsolidation of Net1 Korea and its subsidiaries and the calculation of the net gain recognized on deconsolidation:

Net1 Korea
March 2020
Proceeds from disposal of Net1 Korea, net of cash disposed	$192,619
Add: Cash and cash equivalents disposed	23,473
Add: Cash withheld by purchaser to settle South Korean taxes(1)	21,128
Fair value of consideration received	237,220
Less: carrying value of Net1 Korea, comprising	200,843
Cash and cash equivalents	23,473
Accounts receivable, net	30,467
Finance loans receivable, net	13,695
Inventory	2,377
Property, plant and equipment, net	7,601
Operating lease right of use asset	181
Goodwill (Note 11)	107,964
Intangible assets, net	4,655
Deferred income taxes assets	1,719
Other long-term assets	10,984
Accounts payable	(5,484)
Other payables	(5,523)
Operating lease liability - current	(69)
Income taxes payable	(3,481)
Deferred income taxes liabilities	(1,497)
Operating lease liability - long-term	(112)
Other long-term liabilities	(335)
Released from accumulated other comprehensive income - foreign currency translation reserve (Note 16)	14,228
Settlement assets	44,111
Settlement liabilities	(44,111)
Gain recognized on disposal, before transaction costs and tax	36,377
Transaction costs(2)	8,644
Gain recognized on disposal, before tax	27,733
Taxes related to gain recognized on disposal(1)	15,279
Gain recognized on disposal, after tax	$12,454

(1) Represents taxes to be paid related to the disposal of Net1 Korea. The Company also agreed that the purchaser withhold capital gains taxes of $19.9 million (approximately KRW 23.8 billion) and non-refundable securities transaction taxes of $1.2 million (approximately KRW 1.4 billion), for a total withholding of $21.1 million, from the purchase price and pay such amounts, on behalf of Net1 BV, to the South Korean tax authorities. Net1 BV has commenced the process to approach the South Korean tax authorities in order to claim a refund, in full, of the capital gains taxes withheld. The Company has included the expected amount to be refunded in the caption Accounts receivable, net and other receivables in its consolidated balance sheet as of June 30, 2020, refer also to Note 5.

(2) Transaction costs include expenses incurred by the Company of $7.5 million directly related to the disposal of Net1 Korea and paid in cash and a non-refundable securities transfer tax of approximately $1.2 million which was also withheld from the purchase price and paid to the South Korean tax authorities directly by the purchaser.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Dispositions (continued)

2020 Dispositions (continued)

December 2019 disposal of FIHRST

In November 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited ("Net1 SA"), entered into an agreement with Transaction Capital Payment Solutions Proprietary Limited, or its nominee, a limited liability private company incorporated in the Republic of South Africa, pursuant to which Net1 SA agreed to sell its entire shareholding in Net1 FIHRST Holdings Proprietary Limited ("FIHRST") for $10.9 million (ZAR 159.7 million). The transaction closed in December 2019. FIHRST was deconsolidated following the closing of the transaction. Net1 SA was obliged to utilize the full purchase price received from the sale of FIHRST to partially settle its obligations under its lending arrangements and applied the proceeds received against its outstanding borrowings - refer to Note 13.

The table below presents the impact of the deconsolidation of FIHRST and the calculation of the net gain recognized on deconsolidation:

FIHRST
December 31,
2019
Proceeds from disposal of FIHRST, net of cash disposed	$10,895
Add: Cash and cash equivalents disposed	854
Fair value of consideration received	11,749
Less: carrying value of FIHRST, comprising	1,870
Cash and cash equivalents	854
Accounts receivable, net	367
Property, plant and equipment, net	64
Goodwill (Note 11)	599
Intangible assets, net	30
Deferred income taxes assets	42
Accounts payable	(7)
Other payables	(1,437)
Income taxes payable	(220)
Released from accumulated other comprehensive income - foreign currency translation reserve (Note 16)	1,578
Settlement assets	17,406
Settlement liabilities	(17,406)
Gain recognized on disposal, before tax	9,879
Taxes related to gain recognized on disposal, comprising:	-
Capital gains tax	2,654
Release of valuation allowance related to capital losses previously unutilized(1)	(2,654)
Transaction costs	136
Gain recognized on disposal, after tax	$9,743

(1) Net1 SA recorded a valuation allowance related to capital losses previously generated but not utilized. A portion of these unutilized capital losses was utilized as a result of the disposal of FIHRST and, therefore, the equivalent portion of the valuation allowance created was released.

May 2020 deconsolidation of CPS

On February 5, 2020, the Constitutional Court of South Africa denied CPS' leave to appeal lower court judgments ordering CPS to repay additional implementation costs that SASSA paid to CPS in 2014, thereby exhausting all legal recourse for CPS in the matter. As a result, CPS' board of directors has adopted a resolution to put CPS into business rescue under South African law and has filed the required resolution with the Companies and Intellectual Property Commission. On May 18, 2020, the resolution was officially registered and business rescue practitioners were appointed. The business rescue process can lead to either a compromise with creditors and a continuation of CPS' business or the liquidation of CPS. The Company has no means of exercising any control over CPS or the business rescue process because the Company has ceded control of CPS to the business rescue practitioners on the commencement of the business rescue process. The business rescue practitioners are independent third parties and control CPS through the business rescue process. The Company no longer controls CPS and therefore it determined to deconsolidate CPS. As a practical matter, the Company deconsolidated CPS as of May 31, 2020. The Company does not believe that the utilization of this date, compared to May 18, 2020, has had a significant impact on its consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Dispositions (continued)

2020 Dispositions (continued)

May 2020 deconsolidation of CPS

On March 26, 2020, CPS' holding company, Net1 SA, submitted a filing to Gauteng Division of the High Court of South Africa ("High Court") under which it commenced a process to place CPS into business rescue due to administrative delays experienced in the CPS business rescue application process. Net1 SA proposed in its March 2020 High Court filing that it was willing to contribute ZAR 50.0 million ($2.9 million translated at exchange rates applicable as of June 30, 2020) into CPS if CPS and SASSA reached a settlement on their claims and counterclaims. Given that SASSA is contesting the CPS business rescue process, the Company does not believe that it, through Net1 SA, will be required to make the investment of ZAR 50.0 million and therefore it has not recorded a liability as of June 30, 2020.

The Company will provide accounting, tax and general administrative services to CPS while it is in business rescue. In addition, the Company has an arrangement with CPS to rent certain bespoke payment vehicles from CPS, and this arrangement will continue while CPS is in business rescue. The value of these arrangements is not significant and has been determined on an arm's length basis. The table below presents the impact of the deconsolidation of CPS and the calculation of the net loss recognized on deconsolidation:

CPS
May
2020
Fair value of consideration received	$-
Less: carrying value of CPS, comprising	(68)
Cash and cash equivalents	328
Accounts receivable, net	303
Inventory	12
Property, plant and equipment, net	236
Goodwill (Note 11)	-
Deferred income taxes assets (Note 19)	-
Accounts payable	(238)
Other payables	(33,160)
Released from accumulated other comprehensive income - foreign currency translation reserve (Note 16)	32,451
Loss recognized on deconsolidation, before tax	68
Intercompany accounts written off/ provided for(1)	7,216
Taxes related to loss recognized on deconsolidation, comprising:	-
Capital loss generated upon deconsolidation(2)	5,399
Valuation allowance related to capital losses generated upon deconsolidation(2)	(5,399)
Loss recognized on deconsolidation, after tax	$7,148

(1) Certain of the Company's subsidiaries had funds due from CPS as of May 31, 2020. The Company has written these amounts off as it does not believe that they are recoverable.

(2) The Company recorded a deferred tax asset related to the capital loss generated on deconsolidation of CPS. The Company is only able to claim the capital loss for South African capital gains tax purposes once it deregisters or disposes of its interest in CPS. The Company has recorded a valuation allowance related to the full CPS capital loss deferred tax asset recognized because it does not believe that this capital loss will be utilized in the foreseeable future.

2019 Dispositions

March 2019 disposal of DNI

On February 28, 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited ("Net1 SA"), entered into a transaction with JAA Holdings Proprietary Limited, a limited liability private company duly incorporated in the Republic of South Africa, and PK Gain Investment Holdings Proprietary Limited, a limited liability private company duly incorporated in the Republic of South Africa, in terms of which Net1 SA reduced its shareholding in DNI from 55% to 38%. The transaction closed on March 31, 2019. The parties used a cashless settlement process on closing, refer to Note 21. Net1 SA used the proceeds from the sale of the DNI shares to settle its ZAR 400 million ($27.6 million, translated at exchange rates applicable as of March 31, 2019, obligation to DNI to subscribe for an additional share as part of the contingent consideration settlement process. The Company no longer controlled DNI and deconsolidated its investment in DNI effective March 31, 2019.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Dispositions (continued)

2020 Dispositions (continued)

March 2019 disposal of DNI (continued)

The table below presents the impact of the deconsolidation of DNI and the calculation of the net loss recognized on deconsolidation:

DNI (as restated, refer to Note 1)
			Equity method investment as of June 30, 2019
	Total	17% sold	8% retained interest sold in May 2019	30% retained interest	Attributed to non-controlling interest
Fair value of consideration received	$27,626	$27,626	$-	$-	$-
Fair value of retained interest in DNI(1)	74,195	-	14,849	59,346	-
Carrying value of non-controlling interest	88,934	-	-	-	88,934
Subtotal	190,755	27,626	14,849	59,346	88,934
Less: carrying value of DNI, comprising	199,930	38,346	14,540	58,110	88,934
Cash and cash equivalents	2,114	354	158	633	969
Accounts receivable, net	24,577	4,116	1,841	7,358	11,262
Finance loans receivable, net	1,030	173	77	308	472
Inventory	893	149	66	268	410
Property, plant and equipment, net	1,265	212	95	379	579
Equity-accounted investments	242	41	19	72	110
Goodwill	113,003	18,924	8,466	33,834	51,779
Intangible assets, net	80,769	13,526	6,051	24,183	37,009
Deferred income taxes	28	5	2	8	13
Other long-term assets	26,553	4,447	1,989	7,950	12,167
Accounts payable	(5,186)	(868)	(389)	(1,553)	(2,376)
Other payables(2)	(16,484)	(2,760)	(1,235)	(4,936)	(7,553)
Income taxes payable	(2,482)	(416)	(186)	(743)	(1,137)
Deferred income taxes	(22,083)	(3,698)	(1,654)	(6,612)	(10,119)
Long-term debt	(10,150)	(1,700)	(760)	(3,039)	(4,651)
Released from accumulated other comprehensive income - foreign currency translation reserve (as restated) (Note 1 and Note 16)	5,841	5,841	-	-	-
Loss recognized on disposal, before tax, comprising	(9,175)	(10,720)	309	1,236	-
Related to sale of 17% of DNI	(10,720)	(10,720)	-	-
Related to fair value adjustment of retained interest in 38% of DNI	1,545	-	309	1,236
Taxes related to gain recognized on disposal(3)	-	505	(3,836)	3,331
Loss recognized on disposal of discontinued operation, after tax (as restated)	$(9,175)	$(11,225)	$4,145	$(2,095)
(1) The fair value of the retained interest in 38% of DNI of $74.2 million ($14.9 million plus $59.3 million) has been calculated using the implied fair value of DNI pursuant to the RMB Disposal and has been calculated as ZAR 215.0 million divided by 7.605235% multiplied by 38%, translated to dollars at the March 31, 2019, rate of exchange.

(2) Other payables include a short-term loan of ZAR 60.5 million ($4.3 million, translated at exchange rates applicable as of June 30, 2019) due to the Company. The short-term loan is included in accounts receivable, net and other receivables on the Company's consolidated balance sheet as of June 30, 2019. The loan was repaid in full on July 31, 2019. Interest on the loan was charged at the South African prime rate.

(3) Amounts presented are net of a valuation allowance provided. The disposal of DNI resulted in a capital loss for tax purposes of approximately $1.5 million and the Company provided a valuation allowance of $1.5 million against this capital loss because it did not have any capital gains to offset against this amount at the time. On an individual basis, the transaction to dispose of 17% of DNI resulted in a capital gain of $0.5 million and the re-measurement of the retained 38% interest has resulted in a capital loss of $2.0 million ($5.3 million (8% transaction) less $3.3 million (30% transaction)). The valuation allowance of $1.5 million was provided against the $5.3 million, for a net amount presented in the table above of $3.8 million ($5.3 million less $1.5 million).

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Dispositions (continued)

2018 Dispositions

None.

Discontinued operations

Discontinued operations - Net1 Korea and DNI

The Company determined that, following the disposal of its controlling interest in Net1 Korea and DNI, these entities should be classified as a discontinued operation because they individually represented a strategic shift in the Company business that would have a major effect on the Company's operations and financial results. The facts and circumstances leading to the disposal of Net1 Korea and DNI are described above. The gain related to the disposal of Net1 Korea and the loss related to the disposal of DNI are presented above. Net1 Korea, as a stand-alone holding company, and the amortization of intangible assets identified and recognized related to the KSNET acquisition, were allocated to corporate/eliminations and Net1 Korea's subsidiaries, including KSNET, were allocated to the Company's international transaction processing operating segment. Net1 Korea did not have any equity method investments or any non-controlling interests. DNI was allocated to the Company's financial inclusion and applied technologies operating segment and the amortization of intangible assets identified and recognized related to the DNI acquisition were allocated to corporate/eliminations. The impact of the disposal of a controlling interest in Net1 Korea and DNI on the Company's operating segments is presented in Note 22.

The Company retained a continuing involvement in DNI through its 38% interest in DNI (refer to Note 10) following the March 31, 2019, transaction disclosed above. As disclosed in Note 10, the Company sold an 8% interest in DNI in May 2019, and entered into an agreement under which it provided a call option to DNI to repurchase the then remaining 30% interest in DNI. The Company recorded earnings under the equity method related to its retained investment in DNI during the three months ended June 30, 2019, refer to Note 10. The table below presents revenues and expenses between the Company and DNI, after the DNI disposal transaction, during the year ended June 30, 2020 (i.e. for the nine months ended March 31, 2020), and 2019 (i.e. for the three months ended June 30, 2019), respectively:

DNI
	Years ended June 30,
	2020	2019
Revenue generated from transactions with DNI	$-	$-
Expenses incurred related to transactions with DNI	$2,902	$63

Refer to Note 10 for the dividends received from DNI and accounted for under the equity method during the year ended June 30, 2020 and 2019.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Discontinued operations (continued)

Discontinued operations - Net1 Korea and DNI (continued)

The table below presents the Net1 Korea balances included on the Company's consolidated balance sheet as of June 30, 2019, translated at the foreign exchange rates applicable as of June 30, 2019:

Net1 Korea
June 30,
2019
Current assets of discontinued operation	$117,842
Cash and cash equivalents	26,051
Accounts receivable, net	41,359
Finance loans receivable, net	9,650
Inventory	1,826
Settlement assets	38,956
Long-term assets of discontinued operation	149,390
Property, plant and equipment, net	10,327
Goodwill (Note 11)	112,071
Intangible assets, net	9,661
Deferred income taxes assets	1,917
Other long-term assets	15,414
Current liabilities of discontinued operation	57,815
Accounts payable	7,139
Other payables	6,827
Income taxes payable	4,893
Settlement liabilities	38,956
Long-term liabilities of discontinued operation	3,264
Deferred income taxes liabilities	2,756
Other long-term liabilities	$508

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Discontinued operations (continued)

Discontinued operations - Net1 Korea and DNI (continued)

The table below presents certain major captions to the Company's consolidated statement of operations and consolidated statement of cash flows for the years ended June 30, 2020, 2019 and 2018, that have not been separately presented on those statements related to the presentation of Net1 Korea and DNI as discontinued operations:

	2020	2019			2018
	Total (Net1 Korea)	Total	Net1 Korea	DNI	Total	Net1 Korea	DNI
Consolidated statement of operations
Discontinued:
Revenue	$85,375	$194,763	$138,426	$56,337	$153,314	$153,314	$-
Cost of goods sold, IT processing, servicing and support	37,377	85,652	57,984	27,668	60,982	60,982	-
Selling, general and administration	30,562	57,136	53,479	3,657	57,567	57,567	-
Depreciation and amortization	8,652	25,246	17,220	8,026	25,011	25,011	-
Impairment loss	-	5,305	-	5,305	-	-	-
Operating income	8,784	21,424	9,743	11,681	9,754	9,754	-
Interest income	678	1,805	1,098	707	1,040	1,040	-
Interest expense	106	864	52	812	372	372	-
Net income before tax	9,356	22,365	10,789	11,576	10,422	10,422	-
Income tax expense	2,954	8,750	4,989	3,761	2,868	2,868	-
Net income before earnings from equity-accounted investments	6,402	13,615	5,800	7,815	7,554	7,554	-
Earnings from equity-accounted investments(1)	-	15	-	15	7,005	-	7,005
Net income from discontinued operations	$6,402	$13,630	$5,800	$7,830	$14,559	$7,554	$7,005

Consolidated statement of cash flows
Discontinued:
Total net cash provided by operating activities(2)(3)	$3,758	$11,976	$5,341	$6,635	$25,939	$24,174	$1,765
Total net cash provided by (used) in investing activities	$1,524	$(6,816)	$(6,300)	$(516)	$(8,270)	$(8,270)	$-

(1) Earnings from equity-accounted investments for the year ended June 30, 2018, represents DNI earnings (net of amortization of acquired intangibles and related deferred tax) attributed to the Company as a result of the Company using the equity method to account for its investment in DNI during the period (refer to Note 10).

(2) Total net cash provided by operating activities for the year ended June 30, 2019, includes dividends received of $0.9 million (refer to Note 10) from DNI while it was accounted for using the equity method during the three months ended June 30, 2019.

(3) Total net cash provided by operating activities for the year ended June 30, 2018, represents dividends received from DNI during the period.

The Company retained a continuing involvement in DNI following the March 2019 disposal, refer to Note 10. The Company recorded earnings under the equity method related to its retained investment in DNI during the nine months ended March 31, 2020, and the three months ended June 30, 2019, refer to Note 10.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.  PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

Pre-funded social welfare grants receivable represents primarily amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The Company's contract with the South African Social Security Agency expired on September 30, 2018, and therefore the Company no longer pre-funds social welfare grants. The July 2018 payment service commenced on July 1, 2018 but the Company pre-funded certain merchants participating in the merchant acquiring systems on the last day of June 2018.

5.  ACCOUNTS RECEIVABLE, net AND OTHER RECEIVABLES and FINANCE LOANS RECEIVABLE, net

Accounts receivable, net and other receivables

The Company's accounts receivable, net, and other receivables as of June 30, 2020, and June 30, 2019, are presented in the table below:

	June 30,	June 30,
	2020	2019

Accounts receivable, trade, net	$8,458	$12,637
Accounts receivable, trade, gross	8,711	13,298
Allowance for doubtful accounts receivable, end of period	253	661
Beginning of period	661	678
Reversed to statement of operations	(155)	(22)
Charged to statement of operations	181	3,118
Utilized	(151)	(3,059)
Deconsolidation	(178)	(38)
Foreign currency adjustment	(105)	(16)

Taxes refundable related to sale of Net1 Korea (Note 3)	19,796	-
Loans provided to Carbon	3,000	3,000
Current portion of amount outstanding related to sale of remaining interest in DNI (Note 10)	2,756	-
Loan provided to DNI	-	4,260
Other receivables	9,058	11,238
Total accounts receivable, net	$43,068	$31,135

Accounts receivable, trade, gross includes amounts due from customers from the provision of transaction processing services, from the sale of hardware, software licenses and SIM cards and rentals from POS equipment. The Company did not record any bad debt expense during the year ended June 30, 2020 and 2019, respectively and bad debts incurred were written off against the allowance for doubtful accounts receivable. During the year ended June 30, 2018, the Company recorded bad debt expense of $0.1 million.

The loan provided to Carbon was scheduled to be repaid before June 30, 2020, however, Carbon requested a payment holiday as a result of the impact of the COVID-19 pandemic on its business. The parties had not agreed new repayment terms as of June 30, 2020, but the Company acknowledges these unexpected challenges currently facing Carbon and continues to engage with Carbon to agree a revised repayment date. The Company does not believe that the loan provided to Carbon is impaired. The current portion of amount outstanding related to sale of remaining interest in DNI as of June 30, 2020, relates to the transaction completed in April 2020 (refer to Note 10). The loan provided to DNI as of June 30, 2019, was repaid in full in July 2019. Other receivables include prepayments, deposits and other receivables.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.  ACCOUNTS RECEIVABLE, net AND OTHER RECEIVABLES and FINANCE LOANS RECEIVABLE, net (continued)

Finance loans receivable, net

The Company's finance loans receivable, net, as of June 30, 2020, and June 30, 2019, is presented in the table below:

	June 30,	June 30,
	2020	2019

Microlending finance loans receivable, net	$15,879	$20,981
Microlending finance loans receivable, gross	17,737	24,180
Allowance for doubtful finance loans receivable, end of period	1,858	3,199
Beginning of period	3,199	4,239
Reversed to statement of operations	(492)	-
Charged to statement of operations	1,211	28,802
Utilized	(1,451)	(29,721)
Foreign currency adjustment	(609)	(121)

Working capital finance loans receivable, net	-	-
Working capital finance loans receivable, gross	5,800	5,800
Allowance for doubtful finance loans receivable, end of period	5,800	5,800
Beginning of period	5,800	12,037
Charged to statement of operations	-	748
Utilized	-	(6,985)

Total accounts receivable, net	$15,879	$20,981

Total finance loans receivable, net, comprises microlending finance loans receivable related to the Company's microlending operations in South Africa. During the year ended June 30, 2019, the Company recorded an increase in its allowance for doubtful microlending finance loans receivable of approximately $28.8 million. This high level of allowance related to the non-funding of accounts for a portion of the EPE customer base as a result of the auto-migration of the customer base to the South Africa Post Office account offering during the three months ended December 31, 2018. During the year ended June 30, 2019, the Company utilized $29.7 million of this allowance for doubtful microlending finance loans receivable.

Gross microlending finance loans receivable as of June 30, 2020, were lower than as of June 30, 2019, partially due to the impact of COVID-19 on the Company's microlending business. The Company was unable to originate loans in April and early May 2020, and therefore the lending book reduced significantly as customers made scheduled repayments. The lending book has subsequently increased through August 2020 as the Company recommenced loan originations from mid-May 2020.

During the year ended June 30, 2018, the Company exited its working capital finance businesses in Europe and the United States. The Company created an allowance for doubtful working capital finance receivables related to receivables due from customers based in the United States during the year ended June 30, 2018, and utilized approximately $6.8 million of this allowance during the year ended June 30, 2019. The Company commenced legal proceedings against the customer in 2018. The customer is engaged in bankruptcy proceedings and the Company has to wait for these proceedings to be finalized before it can determine the amount, if any, of this receivable that is recoverable.

6.  INVENTORY

The Company's inventory comprised the following categories as of June 30, 2020, and 2019.

	June 30,	June 30,
	2020	2019

Finished goods	$15,618	$5,709
Finished goods subject to sale restrictions	4,242	-
	$19,860	$5,709

Finished goods subject to sale restrictions represents airtime inventory purchased in March 2020, that may only be sold by the Company from October 1, 2020.

In light of the current dynamics in the wholesale airtime inventory market, the Company believes the net realizable value of certain airtime inventory held as of June 30, 2020, measured at amounts reflecting existing market conditions, was below its cost. Accordingly, the Company recorded a loss of $1.3 million during the year ended June 30, 2020, related to this airtime inventory.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

Translation risk

Translation risk relates to the risk that the Company's results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns a significant amount of its revenues and incurs a significant amount of its expenses in ZAR and, prior to the sale of its Korean business, in Korean won ("KRW"). The U.S. dollar to both the ZAR and KRW exchange rates has fluctuated significantly over the past three years. The Company's translation risk exposure to KRW reduced significantly following the disposal of Net1 Korea in March 2020, refer to Note 3. The Company does not expect any significant translation risk related to KRW from March 2020. As exchange rates are outside the Company's control, there can be no assurance that future fluctuations will not adversely affect the Company's results of operations and financial condition.

Interest rate risk

As a result of its normal borrowing and lending activities, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. The Company generally maintains investments in cash equivalents and held to maturity investments.

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company's own credit risk.

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

These levels are:

  Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
  Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies the Company uses to measure its significant financial assets and liabilities at fair value.

Asset measured at fair value using significant unobservable inputs - investment in Cell C

The Company's Level 3 asset represents an investment of 75,000,000 class "A" shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C and valued its investment at $0.0(zero) as of each of June 30, 2020 and 2019. The Company believes the Cell C business plan utilized in the Company's valuation is reasonable based on the current performance and the expected changes in Cell C's business model. The Company utilized the latest business plan provided by Cell C management for the period ending December 31, 2024, and the following key valuation inputs were used as of June 30, 2020 and 2019:

Weighted Average Cost of Capital:	Between 15% and 21% over the period of the forecast
Long term growth rate:	3% (4,5% as of June 30, 2019)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - June 30, 2020:(1)	ZAR 15,8 billion ($0,9 billion), includes R4,4 billion of lease liabilities
Net adjusted external debt - June 30, 2019:(2)	ZAR 13,9 billion ($1 billion), includes R6,4 billion of lease liabilities
Deferred tax (incl. assessed tax losses) - June 30, 2020:(1)	ZAR 2,9 billion ($167,3 million)
Deferred tax (incl. assessed tax losses) - June 30, 2019:(2)	ZAR 2,9 billion ($205,9 million)

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2020.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2019.

The fair value of Cell C as of June 30, 2020, utilizing the discounted cash flow valuation model developed by the Company is sensitive to the following inputs: (i) the ability of Cell C to achieve the forecasts in their business case; (ii) the weighted average cost of capital ("WACC") rate used; and (iii) the minority and marketability discount used. Utilization of different inputs, or changes to these inputs, may result in a significantly higher or lower fair value measurement.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs - investment in Cell C (continued)

The following table presents the impact on the carrying value of the Company's Cell C investment of a 3.0% increase and 2.0% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on June 30, 2020, all amounts translated at exchange rates applicable as of June 30, 2020:

Sensitivity for fair value of Cell C investment	3.0% increase(A)	2.0% decrease(A)
WACC rate	$-	$1,680
EBITDA margin	$2,528	$-

(A) the carrying value of the Cell C investment is not impacted by a 1.0% increase or a 1.0% decrease and therefore the impact of a 3.0% increase and a 2.0% decrease is presented.

The fair value of the Cell C shares as of June 30, 2020, represented approximately 0% of the Company's total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C's business.

Liability measured at fair value using significant unobservable inputs - DNI contingent consideration

The salient terms of the Company's investment in DNI is described in Note 3. Under the terms of its subscription agreements with DNI, the Company agreed to pay to DNI an additional amount of up to ZAR 400.0 million ($27.6 million, translated at exchange rates applicable as of June 30, 2019), in cash, subject to the achievement of certain performance targets by DNI. The Company expected to pay the additional amount during the first quarter of the year ended June 30, 2020, and recorded an amount of ZAR 373.6 million ($27.2 million), in long-term liabilities as of June 30, 2018, which amount represented the present value of the ZAR 400.0 million to be paid (amounts translated at the exchange rate applicable as of June 30, 2018, respectively). As described in Note 3 and Note 21, the Company settled the ZAR 400 million ($27.6 million) due to DNI as of March 31, 2019. The Company recorded accreted interest during the year ended June 30, 2019, of $1.8 million (ZAR 26.4 million, translated at the applicable average exchange rates during the periods specified).

Derivative transactions - Foreign exchange contracts

As part of the Company's risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company's derivative exposures are with counterparties that have long-term credit ratings of "B" (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy. The Company had no outstanding foreign exchange contracts as of June 30, 2020, or June 30, 2019.

The following table presents the Company's assets measured at fair value on a recurring basis as of June 30, 2020, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	490	-	-	490
Fixed maturity investments (included in cash and cash equivalents)	4,198	-	-	4,198
Total assets at fair value	$4,688	$-	$-	$4,688

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

The following table presents the Company's assets measured at fair value on a recurring basis as of June 30, 2019, according to the fair value hierarchy:

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

There have been no transfers in or out of Level 3 during the years ended June 30, 2020, 2019 and 2018, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the years ended June 30, 2020. Summarized below is the movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2020:

Carrying value
Assets
Balance as of June 30, 2019	$-
Foreign currency adjustment(1)	-
Balance as of June 30, 2020	$-

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

8.  PROPERTY, PLANT AND EQUIPMENT, net

Summarized below is the cost, accumulated depreciation and carrying amount of property, plant and equipment as of June 30, 2020 and 2019:

	June 30,	June 30,
	2020	2019
Cost
Computer equipment	$26,575	$37,719
Furniture and office equipment	7,732	9,788
Motor vehicles	1,873	16,147
	$36,180	$63,654

Accumulated depreciation:
Computer equipment	22,810	32,707
Furniture and office equipment	5,101	7,738
Motor vehicles	1,613	14,982
	$29,524	$55,427

Carrying amount:
Computer equipment	3,765	5,012
Furniture and office equipment	2,631	2,050
Motor vehicles	260	1,165
	$6,656	$8,227

9. LEASES

Adoption of new lease guidance on July 1, 2019

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9. LEASES (continued)

Adoption of new lease guidance on July 1, 2019 (continued)

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa and its transaction processing activities in Malta. The Company's operating leases have a remaining lease term of between one to six years. The Company's lease of property in Malta includes five separate one-year options to extend the lease, which effectively extends the lease term from three years to eight years. At lease inception, the Company expected to exercise these options and these options are included as part of its right-of-use assets and liabilities. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year.

The Company's operating lease expense during the year ended June 30, 2020, was $3.6 million. The Company does not have any significant leases that have not commenced as of June 30, 2020.

The Company has entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations to operate its financial services business in South Africa. The Company's short-term lease expense during the year ended June 30, 2020, was $4.2 million.

The following table presents supplemental balance sheet disclosure related to our right-of-use assets and our operating leases liabilities as of June 30, 2020 and July 1, 2019, the date of adoption of the new lease guidance (refer to Note 1):

	June 30,	July 1,
	2020	2019
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,974	$6,739
Weighted average remaining lease term (years)	3.94	2.51
Weighted average discount rate	9%	10%

Maturities of operating lease liabilities
2021	$2,622	$3,608
2022	1,525	2,395
2023	961	1,269
2024	639	454
2025	320	-
Thereafter	321	-
Total undiscounted operating lease liabilities	6,388	7,726
Less imputed interest	825	842
Total operating lease liabilities, included in	5,563	6,884
Operating lease right-of-use lease liability - current	2,251	5,098
Right-of-use operating lease liability - long-term	$3,312	$1,786

Operating lease payments related to premises and equipment were $10.6 million and $9.6 million, respectively, for the years ended June 30, 2019 and 2018, respectively.

At June 30, 2019, the future minimum payments under operating leases consist of:

Due within 1 year	$6,010
Due within 2 years	2,654
Due within 3 years	1,122
Due within 4 years	518
Due within 5 years	$-

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS

Equity-accounted investments

The Company's ownership percentage in its equity-accounted investments as of June 30, 2020 and 2019, was as follows:

	June 30,	June 30,
	2020	2019
Bank Frick & Co AG ("Bank Frick")	35%	35%
DNI	-	30%
Finbond Group Limited ("Finbond")	31%	29%
Carbon Tech Limited ("Carbon"), formerly OneFi Limited	25%	25%
Revix ("Revix")	25%	-
SmartSwitch Namibia (Pty) Ltd ("SmartSwitch Namibia")	50%	50%
V2 Limited ("V2")	50%	50%
Walletdoc Proprietary Limited ("Walletdoc")	20%	20%

DNI

As of June 30, 2019, the Company owned 30% of the voting and economic rights of DNI. In February 2020, the Company's ownership percentage in DNI reduced from approximately 30% to 27% following the issuance by DNI of additional ordinary no par value shares. The Company did not acquire additional ordinary shares in DNI and therefore its ownership percentage was diluted. The terms and conditions of the option referred to below were unaffected by the additional issuance by DNI. The Company sold its remaining interest in DNI in April 2020.

Sale of remaining interest in April 2020

In May 2019, Net1 Applied Technologies South Africa Proprietary Limited ("Net1 SA") granted an option to DNI, or its nominee, to acquire the 30,394,765 DNI shares Net1 SA held. The option strike price was calculated as ZAR 2.827 billion ($158.0 million, translated at exchange rates applicable as of March 31, 2020) less any special distribution made by DNI multiplied by Net1 SA's retained interest (i.e. assuming no special distribution, the strike price for the retained interest is ZAR 859.3 million, or $48.0 million, translated at exchange rates applicable as of June 30, 2020). It was permissible for the call option to be split into smaller denominations, but Net1 SA could not be left with less than 20% unless the whole remaining interest was disposed of. DNI was entitled to nominate another party to exercise the call option in the place of DNI, provided that the nominated party acquires call options representing at least 2.5% of DNI's voting and participation interests.

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

The note is unsecured. The note principal is repayable in 18 equal monthly installments of ZAR 5.5 million ($0.3 million, translated at exchange rates applicable as of June 30, 2020) commencing on October 31, 2020. Interest is charged at a fixed rate of 7.25% per annum and accrues monthly from October 1, 2020 and is repayable together with the principal payments. The Company adjusted the 12-month JIBAR interest rate of 6.33% quoted by Rand Merchant Bank by 0.30% to derive a 24-month rate of 6.63% which has been used to determine the present value of the ZAR 99.2 million note. The present value of the note as of March 31, 2020, using the derived interest rate and the expected cash repayments was ZAR 95.7 million ($5.4 million, translated at exchange rates applicable as of March 31, 2020). The portion of the note that is expected to be repaid during the twelve months following June 30, 2020, has been included in accounts receivable, net and other receivables in the consolidated balance sheet as of June 30, 2020 (refer to Note 5). The remaining amount (the long-term portion) has been included in other long-term assets in the consolidated balance sheet as of June 30, 2020 (refer also to the section "Other long-term assets" below).

The Company incurred transaction costs of approximately $1.0 million.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Equity-accounted investments (continued)

DNI (continued)

Sale of remaining interest in April 2020 (continued)

The following table presents the calculation of the loss on disposal of DNI on April 1, 2020:

April 1
2020
Loss on sale of DNI:
Consideration received in cash on April 1, 2020 - 26,886,310 shares	$42,477
Consideration received with note on April 1, 2020 - present value of note - 3,508,455 shares	5,354
Less: transaction costs	(1,010)
Less: carrying value of DNI	(36,508)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss	(11,323)
Loss on sale of DNI before tax	(1,010)
Taxes related to sale of DNI	-
Capital gains tax related to sale of DNI(1)	2,475
Utilization of capital loss carryforwards(1)	(2,475)
Loss on disposal of DNI after tax	$(1,010)

(1) Net1 SA recorded a valuation allowance related to capital losses previously generated but not utilized. The Company utilized approximately $12.0 million of these unutilized capital losses as a result of the disposal of its remaining interest in DNI in April 2020 and, therefore, the equivalent portion of the valuation allowance created was released.

Sale of 8% in May 2019

On May 3, 2019, Net1 SA entered into a transaction with FirstRand Bank Limited, acting through its Rand Merchant Bank division ("RMB"), in terms of which Net1 SA reduced its shareholding in DNI from 38% to 30% through the sale of 7,605,235 ordinary "A" shares in DNI for a transaction consideration of ZAR 215.0 million ($15.0 million) (the "RMB Disposal"). The parties used a cashless settlement process on closing. The transaction closed on May 3, 2019, and the Company used the proceeds from the sale of these DNI shares and ZAR 15.0 million of its existing cash reserves to settle its outstanding long-term borrowings of ZAR 230.0 million in full.

The following table presents the calculation of the gain on disposal of DNI on May 3, 2019:

May 2019 Disposal of 8% retained interest in DNI
May 3, 2019 fair value of consideration received	$15,011
Less: equity-method interest sold (Note 10)	(14,996)
Less: released from accumulated other comprehensive loss - foreign currency translation reserve (as restated) (Note 1 and Note 16)	162
May 2019 gain recognized on disposal, before tax	177
Capital loss related to disposal(1)	-
Gain recognized on disposal, after tax, as of May 3, 2019	$177

(1) The disposal of the 8% interest in DNI resulted in a capital loss for tax purposes of approximately $23.9 million and the Company provided a valuation allowance of $23.9 million against this capital loss because it did not have any capital gains to offset against this amount at the time.

DNI impairments recorded during the year ended June 30, 2020

During year ended June 30, 2020, the Company recorded impairment losses of $13.1 million. These impairment losses included (i) an amount of $11.5 million related to the difference between the fair value of consideration received on April 1, 2020 following the sale of its remaining interest, and the carrying value of DNI as of March 31, 2020, which included $11.3 million included in accumulated other comprehensive loss as of March 31, 2020, and (ii) an amount of $1.6 million representing the excess of recorded earnings from DNI over its carrying value, calculated as the amount that the Company could receive pursuant to the call option granted to DNI in May 2019.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

The Company considered the termination of the exercise of the option to acquire a further 35% of Bank Frick an impairment indicator. The Company recorded an impairment loss of $18.3 million during the quarter ended March 31, 2020, related to the other-than-temporary decrease in Bank Frick's value, which represented the difference between the determined fair value of the Company's interest in Bank Frick and the Company carrying value (before the impairment). The Company, with the assistance of external consultants, considered a multiple based valuation approach in respect of the March 31, 2020 balance sheet date. The Company believes that a price to book methodology is the most appropriate for a valuing a bank, but also took into account a price earnings approach to support the primary methodology. An appropriate peer group was selected based on the activities of Bank Frick and after applying a regression analysis to compensate for differences in the return on equity in the peer group a price to book ratio of 1.15 times was determined, but the multiple ranged from 0.7 times to 4.7 times. The Company determined to use a price to book multiple of approximately 0.9 times to value its investment in Bank Frick as of March 31, 2020. The Company used a multiple at the lower end of the peer group range as a result of Bank Frick's size (based on net asset value) and product mix relative to the peer group. The Company's 35% portion of approximately 0.9 times Bank Frick's March 31, 2020, net asset value was lower than the Company's carrying value in Bank Frick as of March 31, 2020. On April 13, 2020, the Company received a cash dividend of approximately CHF 1.3 million ($1.3 million, translated at exchange rates applicable as of June 30, 2020).

Finbond

As of June 30, 2020, the Company owned 268,820,933 shares in Finbond representing approximately 30.6% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange and its closing price on June 30, 2020, the last trading day of the month, was ZAR 2.30 per share. The market value of the Company's holding in Finbond on June 30, 2020, was ZAR 0.6 billion ($35.7 million translated at exchange rates applicable as of June 30, 2020). On or about March 9, 2020, Finbond repurchased 47 million of its shares for ZAR 2.91123 per share, or a total consideration of ZAR 136.8 million, in cash, from other Finbond shareholders which resulted in an increase in the Company's shareholding in Finbond. On August 2, 2019, the Company, pursuant to its election, received an additional 1,148,901 shares in Finbond as a capitalization share issue in lieu of a dividend.

Most of South Africa's listed financial institutions have experienced significant share price volatility since June 30, 2020. Finbond's quoted market price has declined significantly since June 30, 2020. As of August 31, 2020, Finbond's quoted market price was ZAR 1.47, which indicates a fair value for Finbond as of August 31, 2020, below the Company's June 30, 2020, carrying value. The Company is unable to determine at this time whether the decline in Finbond's quoted market price is other-than-temporary and will perform an analysis, as deemed necessary, at its next reporting date

V2 Limited

In August 2019, the Company made a further equity contribution of $1.3 million to V2 Limited ("V2") and in January 2020 it made its final committed equity contribution of $1.3 million bringing the total equity contribution to $5.0 million. The Company has also committed to provide V2 with a working capital facility of $5.0 million, which is subject to the achievement of certain pre-defined objectives, and in June 2020 it provided $0.5 million to V2 under this facility. For its quarter ended March 2020, the Company recorded an impairment loss of $2.5 million, related to the other-than-temporary decrease in V2's value. The Company believed that V2's March 2020 net asset value represented its fair value because it did not have supportable forecasts available at that time to perform other valuation models, including a discounted cash flow. The carrying value of the Company's investment in V2 (before the impairment) was higher than its portion of V2's net asset value and therefore the Company recorded the impairment loss.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments during the years ended June 30, 2020 and 2019, which includes the investment in equity and the investment in loans provided to equity-accounted investees:

	Bank Frick	Finbond	DNI	Other(1)	Total
Investment in equity
Balance as of June 30, 2018 - as reported	$48,129	$28,982	$-	$5,865	$82,976
Correction of Finbond error (Note 1)	-	(2,540)	-	-	(2,540)
Balance as of June 30, 2018 - as restated	48,129	26,442	-	5,865	80,436
Remeasurement of 8% of DNI (Note 3)	-	-	14,849	-	14,849
Remeasurement of 30% of DNI (Note 3)	-	-	59,346	-	59,346
Acquisition of shares	-	1,920	-	2,989	4,909
Stock-based compensation	-	117	-	-	117
Comprehensive (loss) income:	(1,542)	6,870	865	(684)	5,509
Other comprehensive income	-	4,251	-	-	4,251
Equity accounted (loss) earnings	(1,542)	2,619	865	(684)	1,258
Share of net income (loss) (Note 1)	1,109	2,315	1,380	(684)	4,120
Amortization of acquired intangible assets	(747)	-	(715)	-	(1,462)
Deferred taxes on acquired intangible assets	180	-	200	-	380
Dilution resulting from corporate transactions	-	304	-	-	304
Other	(2,084)	-	-	-	(2,084)
Dividends received	-	(1,920)	(864)	(454)	(3,238)
Return of investment	-	-	-	(284)	(284)
Sale of 8% of DNI	-	-	(14,996)	-	(14,996)
Foreign currency adjustment (Note 1)(2)	653	(818)	1,830	(34)	1,631
Balance as of June 30, 2019	47,240	32,611	61,030	7,398	148,279
Acquisition of shares	-	274	-	2,500	2,774
Stock-based compensation	-	71	-	-	71
Comprehensive (loss) income:	(17,273)	4,067	(9,744)	(4,365)	(27,315)
Other comprehensive income	-	2,227	-	-	2,227
Equity accounted (loss) earnings	(17,273)	1,840	(9,744)	(4,365)	(29,542)
Share of net income (loss)	1,421	1,857	4,676	(1,865)	6,089
Amortization of acquired intangible assets	(569)	-	(1,874)	-	(2,443)
Deferred taxes on acquired intangible assets	136	-	524	-	660
Dilution resulting from corporate transactions	-	(17)	-	-	(17)
Impairment	(18,261)	-	(13,070)	(2,500)	(33,831)
Dividends received	(1,308)	(274)	(1,787)	(454)	(3,823)
Sale of DNI	-	-	(36,508)	-	(36,508)
Foreign currency adjustment(2)	1,080	(5,873)	(12,991)	(478)	(18,262)
Balance as of June 30, 2020	$29,739	$30,876	$-	$4,601	$65,216

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Equity-accounted investments (continued)

	Bank Frick	Finbond	DNI	Other(1)	Total
Investment in loans:
Balance as of June 30, 2018	$-	$-	$-	$3,152	$3,152
Transfer to accounts receivables, net	-	-	-	(3,000)	(3,000)
Foreign currency adjustment(2)	-	-	-	(4)	(4)
Balance as of June 30, 2019	-	-	-	148	148
Loans granted	-	-	-	1,230	1,230
Allowance for doubtful loans	-	-	-	(730)	(730)
Foreign currency adjustment(2)	-	-	-	(28)	(28)
Balance as of June 30, 2020	$-	$-	$-	$620	$620

			Equity	Loans	Total
Carrying amount as of :
June 30, 2019			$148,279	$148	$148,427

June 30, 2020			$65,216	$620	$65,836

(1) Includes Carbon, SmartSwitch Namibia, V2 and Walletdoc;

(2) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Equity-accounted investments (continued)

Summary financial information of equity-accounted investments

Summarized below is the financial information of equity-accounted investments (during the Company's reporting periods in which investments were carried using the equity-method, unless otherwise noted) as of the stated reporting period of the investee and translated at the applicable closing or average foreign exchange rates (as applicable):

		Bank Frick		Finbond(1)		DNI	Other(2)
Balance sheet, as of		June 30		February 28		June 30	Various
Current assets(3)
2020	$	n/a	$	n/a	$	n/a	$19,910
2019		n/a		n/a		35,608	17,781
Long-term assets
2020		1,042,366		294,734		n/a	6,145
2019		1,013,677		232,047		39,851	2,304
Current liabilities(3)
2020		n/a		n/a		n/a	7,824
2019		n/a		n/a		25,757	8,492
Long-term liabilities
2020		940,948		112,331		n/a	18,076
2019		915,050		127,352		7,324	4,654
Non-controlling interest
2020		-		10,452		n/a	(73)
2019		-		11,696		1,100	25

Statement of operations, for the period ended		June 30(4)		February 28		June 30(5)	Various
Revenue
2020		37,864		161,378		68,983	7,862
2019		41,126		174,177		15,898	33,807
2018		33,814		161,915		n/a	10,955
Operating income (loss)
2020		4,815		17,483		24,563	(5,064)
2019		3,633		20,355		5,814	(753)
2018		776		25,079		n/a	826
Income (loss) from continuing operations
2020		4,053		14,449		17,092	(5,116)
2019		3,169		17,761		4,306	(915)
2018		617		16,475		n/a	152
Net income (loss)
2020		4,053		6,433		15,772	(5,014)
2019		3,169		9,385		4,481	(1,029)
2018		$617		$9,311	$	n/a	$152

(1) Finbond balances included were derived from its publicly available information and presented for its years ended February. The amounts as of February 28, 2019 and for the years ended February 28, 2019 and 2018, respectively, have been restated for the error described in Note 1;

(2) Includes Carbon, SmartSwitch Namibia, Revix, Walletdoc and V2, as appropriate. Balance sheet information for Carbon, SmartSwitch Namibia, Revix and V2 is as of June 30, 2020 and 2019, and Walletdoc as of February 29, 2020 and February 28, 2020, respectively. Statement of operations information for Carbon, SmartSwitch Namibia, Revix, and V2 for the year ended June 30, and Walletdoc for the year ended February 29/28 (as appropriate);

(3) Bank Frick and Finbond are banks and do not present current and long-term assets and liabilities. All assets and liabilities of these two entities are included under the long-term caption;

(4) Statement of operations information for 2018 for Bank Frick is for the period from October 1, 2017 to June 30, 2018;

(5) Statement of operations information for DNI is for the period from July 1, 2019 to March 31, 2020, and April 1, 2019 to June 30, 2019.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of June 30, 2020, and June 30, 2019:

	June 30,	June 30,
	2020	2019

Total equity investments	$26,993	$26,993
Investment in 15% of Cell C, at fair value (Note 7)	-	-
Investment in 12% (2019: 13%) of MobiKwik	26,993	26,993
Investment in 87.50% of CPS (Note 3)	-	-
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Long-term portion of amount due from DNI related to sale of remaining interest in DNI	2,857	-
Policy holder assets under investment contracts (Note 12)	490	619
Reinsurance assets under insurance contracts (Note 12)	1,006	1,163
Total other long-term assets	$31,346	$28,775

(1) The Company determined that MobiKwik and CPS do not have readily determinable fair values and therefore elected to record these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company accounted for its investment in MobiKwik at cost as of June 30, 2018.

Cell C

On August 2, 2017, the Company, through its subsidiary, Net1SA, purchased 75,000,000 class "A" shares of Cell C for an aggregate purchase price of ZAR 2.0 billion ($151.0 million) in cash. The Company funded the transaction through a combination of cash and the facilities described in Note 13. Net1 SA has pledged, among other things, its entire equity interest in Cell C as security for the South African facilities described in Note 13 used to partially fund the acquisition of Cell C. The Company's investment in Cell is carried at fair value. Refer to Note 7 for additional information regarding changes in the fair value of Cell C.

MobiKwik

The Company signed a subscription agreement with MobiKwik, which is one of India's largest independent mobile payments networks, with over 100 million users and 2.3 million merchants. Pursuant to the subscription agreement, the Company agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24-month period. The Company made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017, under this subscription agreement. During the year ended June 30, 2019, the Company paid $1.1 million to subscribe for additional shares in MobiKwik. As of June 30, 2020 and 2019, respectively, the Company owned approximately 12% and 13% of MobiKwik's issued share capital.

CPS

The Company deconsolidated its investment in CPS in May 2020, refer to Note 3. As of June 30, 2020, the Company owned 87.50% of CPS' issued share capital.

Cedar Cellular

No interest income from the Cedar Cellular note was recorded during the year ended June 30, 2020. The Company recognized interest income of $2.4 million and $1.4 million, related to the Cedar Cellular notes during the year ended June 30, 2019 and 2018, respectively. Interest on this investment will only be paid, at Cedar Cellular's election, on maturity in August 2022. The Company's effective interest rate on the Cedar Cellular note was 24.82% as of June 30, 2019.

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Other long-term assets (continued)

Cedar Cellular (continued)

The Company's cannot calculate an effective interest rate on the Cedar Cellular note because the carrying value is currently zero ($0.0 million) as of June 30, 2020 and 2019. The Company therefore cannot calculate the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of 24.82%) because there are no future cash flows to discount. The present value of the expected cash flows of zero ($0.0 million) is less than the amortized cost basis recorded of $12.8 million (before the cumulative 2019 impairments for the year ended June 30, 2019). Accordingly, the Company recorded an other-than-temporary impairment related to a credit loss of $12.8 million during the year ended June 30, 2019. The impairment of $12.8 million is included in the caption "Impairment of Cedar Cellular note" in the consolidated statement of operations for the year ended June 30, 2019.

Summarized below are the components of the Company's equity securities without readily determinable fair value and held to maturity investments as of June 30, 2020:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in Mobikwik	$26,993	$-	$-	$26,993
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$-	$-	$26,993

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

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company's held to maturity investment as of June 30, 2020:

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11. GOODWILL AND INTANGIBLE ASSETS, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the June 30, 2020, 2019 and 2018:

	Gross value	Accumulated impairment	Carrying value
Balance as of July 1, 2018	$75,598	$-	$75,598
Impairment loss	-	(20,917)	(20,917)
Foreign currency adjustment(1)	(2,026)	144	(1,882)
Balance as of June 30, 2018	73,572	(20,773)	52,799
Impairment loss	-	(14,440)	(14,440)
Foreign currency adjustment(1)	(1,099)	56	(1,043)
Balance as of June 30, 2019	72,473	(35,157)	37,316
Impairment loss	-	(5,589)	(5,589)
Disposal of FIHRST (Note 3)	(599)	-	(599)
Deconsolidation of CPS (Note 3)	(1,346)	1,346	-
Foreign currency adjustment(1)	(7,334)	375	(6,959)
Balance as of June 30, 2020	$63,194	$(39,025)	$24,169

(1) - The foreign currency adjustment represents the effects of the fluctuations between the South African Rand and the Euro, and the U.S. dollar on the carrying value.

Impairment loss

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year.

Year ended June 30, 2020

During the third quarter of fiscal 2020, the Company performed an impairment analysis and recognized an impairment loss of $5.6 million, related to goodwill allocated to its EasyPay business within its South African transaction processing operating segment. The impairment loss resulted from a reassessment of the business's growth prospects given the challenging economic environment in South Africa. The impairment is included within the caption impairment loss in the consolidated statement of operations for the year ended June 30, 2020.

In order to determine the amount of the EasyPay goodwill impairment, the estimated fair value of EasyPay's business assets and liabilities were compared to the carrying value of its assets and liabilities. The Company used a discounted cash flow model in order to determine the fair value of EasyPay. Based on this analysis, the Company determined that the carrying value of EasyPay's assets and liabilities exceeded their fair value at the reporting date. In the event that there is deterioration in the Company's operating segments, or in any other of the Company's businesses, this may lead to additional impairments in future periods.

Year ended June 30, 2019

During the second quarter of fiscal 2019, the Company performed an impairment analysis and recognized an impairment loss of approximately $8.2 million, of which approximately $7.0 million related to goodwill allocated to its IPG business within its international transaction processing operating segment and $1.2 million related to goodwill within its South African transaction processing operating segment. Given the consolidation and restructuring of IPG over the period to December 31, 2018, several business lines were terminated or meaningfully reduced, resulting in lower than expected revenues, profits and cash flows. IPG's new business initiatives were still in their infancy, and it was expected to generate lower cash flows than initially forecast.

In order to determine the amount of the IPG goodwill impairment, the estimated fair value of the Company's IPG business assets and liabilities was compared to the carrying value of the IPG's assets and liabilities. The Company used a discounted cash flow model in order to determine the fair value of IPG. The allocation of the fair value of IPG required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable. Based on this analysis, the Company determined that the carrying value of IPG's assets and liabilities exceeded their fair value at the reporting date.

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

The allocation of the fair value of the reporting unit required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable. Based on this analysis, except for the impairments recognized, the Company determined that the carrying value of the reporting unit's assets and liabilities exceeded their fair value at the reporting date.

Year ended June 30, 2018

During the third quarter of fiscal 2018, the Company recognized an impairment loss of approximately $19.9 million related to goodwill allocated to the Masterpayment business within its international transaction processing operating segment as a result of changes to the operating model of Masterpayment. During the second quarter of fiscal 2018, the Company re-evaluated the operating performance and ongoing viability of Masterpayment's working capital financing and supply chain solutions offering and determined to exit this portion of its business. While the Company believed that it could scale this offering in the medium to long-term by focusing on customers and industries outside Masterpayment's initial target market, this standalone offering did not fit the Company's strategy of providing payment solutions and working capital to small and medium-sized merchants. In order to focus on the Company's stated international strategy, the Company decided to wind-down the traditional working capital finance book issued to non-payment solutions customers. During the third quarter of fiscal 2018, the Company evaluated Masterpayment's business strategy and following the wind-down referred to above, it determined that Masterpayment was unlikely to deliver the financial results or cash flows previously anticipated. The Company and two of Masterpayment's senior managers agreed, by mutual consent, that with effect from the end of March 2018, the managers terminated their employment with Masterpayment in order to dedicate themselves to new professional tasks. The Company also impaired goodwill of approximately $1.1 million during its June 2018 annual goodwill impairment assessment related to a business allocated to its South African transaction processing operating segment, which ceased trading during the year.

In order to determine the amount of goodwill impairment, the estimated fair value of the Company's Masterpayment business was allocated to the individual fair value of the assets and liabilities of Masterpayment as if it had been acquired in a business combination, which resulted in the implied fair value of the goodwill. The Company used a discounted cash flow model in order to determine the fair value of Masterpayment. The allocation of the fair value of Masterpayment required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

Goodwill has been allocated to the Company's reportable segments as follows:

	South African transaction processing	International transaction processing	Financial inclusion and applied technologies	Carrying value
Balance as of July 1, 2017	$23,131	$27,335	$25,132	$75,598
Impairment loss	(1,052)	(19,865)	-	(20,917)
Foreign currency adjustment(1)	(1,133)	198	(947)	(1,882)
Balance as of June 30, 2018	20,946	7,668	24,185	52,799
Impairment loss	(1,180)	(7,011)	(6,249)	(14,440)
Foreign currency adjustment(1)	(558)	-	(485)	(1,043)
Balance as of June 30, 2019	19,208	657	17,451	37,316
Impairment loss	(5,589)	-	-	(5,589)
Disposal of FIHRST (Note 3)	(599)	-	-	(599)
Foreign currency adjustment(1)	(3,688)	-	(3,271)	(6,959)
Balance as of June 30, 2020	$9,332	$657	$14,180	$24,169

(1) - The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Euro, and the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11. GOODWILL AND INTANGIBLE ASSETS, net (continued)

Intangible assets

Impairment loss

The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Except as discussed below, no intangible assets have been impaired during the years ended June 30, 2020, 2019 and 2018, respectively.

Year ended June 30, 2020

During the third quarter of fiscal 2020, the Company determined that its indefinite-lived intangible asset, a Maltese e-money license, of $0.7 million was impaired. The facts and circumstances leading up to the impairment include the losses incurred by the Company's IPG business unit. In fiscal 2019, IPG formulated a plan to return to profitability, however, it has missed a number of key deliverable deadlines and is currently reformulating its growth plans following the decision not to acquire a controlling stake in Bank Frick. The impairment is included within the caption impairment loss to the consolidated statement of operations for the year ended June 30, 2020. The intangible asset was not allocated to an operating segment and is included within corporate/ eliminations (refer to Note 22).

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2020, and June 30, 2019:

	As of June 30, 2020			As of June 30, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$19,064	$(18,806)	$258	$24,234	$(23,527)	$707
Software and unpatented technology	3,931	(3,931)	-	8,423	(8,181)	242
FTS patent	2,211	(2,211)	-	2,721	(2,721)	-
Trademarks	2,731	(2,377)	354	3,114	(2,607)	507
Total finite-lived intangible assets	$27,937	$(27,325)	612	$38,492	$(37,036)	1,456
Infinite-lived intangible assets:
Financial institution licenses			-			772
Total infinite-lived intangible assets			-			772

Total intangible assets			$612			$2,228

Aggregate amortization expense on the finite-lived intangible assets for the years ended June 30, 2020, 2019 and 2018, was approximately $0.3 million, $7.1 million and $3.7, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on June 30, 2020, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2021	$318
Fiscal 2022	59
Fiscal 2023	59
Fiscal 2024	59
Fiscal 2025	58
Thereafter	59
Total future estimated annual amortization expense	$612

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12. ASSETS AND POLICYHOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the years ended June 30, 2020 and 2019:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of July 1, 2018	$633	$(2,032)
Increase in policy holder benefits under insurance contracts	775	(8,137)
Claims and policyholders' benefits under insurance contracts	(228)	8,237
Foreign currency adjustment(3)	(17)	52
Balance as of June 30, 2019	1,163	(1,880)
Increase in policy holder benefits under insurance contracts	509	(3,024)
Claims and policyholders' benefits under insurance contracts	(449)	3,182
Foreign currency adjustment(3)	(217)	352
Balance as of June 30, 2020	$1,006	$(1,370)

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the years ended June 30, 2020 and 2019:

	Assets(1)	Investment contracts(2)
Balance as of July 1, 2018	$610	$(610)
Increase in policy holder benefits under investment contracts	24	(24)
Foreign currency adjustment(3)	(15)	15
Balance as of June 30, 2019	619	(619)
Increase in policy holder benefits under investment contracts	17	(17)
Claims and policyholders' benefits under investment contracts	(29)	29
Foreign currency adjustment(3)	(117)	117
Balance as of June 30, 2020	$490	$(490)

(1) Included in other long-term assets (refer to Note 10);

(2) Included in other long-term liabilities;

(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. BORROWINGS

South Africa

The amounts below have been translated at exchange rates applicable as of the dates specified.

July 2017 Facilities, as amended, comprising a short-term facility and long-term borrowings

Long-term borrowings - Facilities A, B, C and D (these facilities have been repaid and cancelled)

On July 21, 2017, Net1 SA entered into a Common Terms Agreement, Senior Facility A Agreement, Senior Facility B Agreement, Senior Facility C Agreement, Subordination Agreement, Security Cession & Pledge and certain ancillary loan documents (collectively, the "Original Loan Documents") with RMB, a South African corporate and investment bank, and Nedbank Limited (acting through its Corporate and Investment Banking division), an African corporate and investment bank (collectively, the "Lenders"), pursuant to which, among other things, Net1 SA may borrow up to an aggregate of ZAR 1.25 billion to finance a portion of its investment in Cell C and to fund its on-going working capital requirements. On March 8, 2018, the Company amended its South African long-term facility to include an additional term loan, Facility D, of up to ZAR 210.0 million. All amounts under these facilities were repaid in full during the year ended June 30, 2019.

On September 4, 2019, Net1 SA further amended the July 2017 Facilities agreement, which included adding Main Street 1692 (RF) Proprietary Limited ("Debt Guarantor"), a South African company incorporated for the sole purpose of holding collateral for the benefit of the Lenders and acting as debt guarantor. The covenants were also amended and now include customary covenants that require Net1 SA to maintain a specified total asset cover ratio and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities. Net1 also agreed that in the event of any sale of KSNET, Inc., it would deposit a portion of the proceeds in an amount of the USD equivalent of the Facility F loan and the Nedbank general banking facility commitment into a bank account secured in favor of the Debt Guarantor. Net1 SA also entered into a pledge and cession agreement with the Debt Guarantor pursuant to which, among other things, Net1 SA agreed to cede its shareholdings in Cell C, DNI and Net1 FIHRST Holdings (Pty) Ltd to the Debt Guarantor. The shareholdings in DNI and Net 1 FIHRST Holdings (Pty) Ltd were released pursuant to the transactions to dispose of these investments.

Short-term facility - Facility E

On September 26, 2018, Net1 SA further revised its amended July 2017 Facilities agreement with RMB to include an overdraft facility ("Facility E") of up to ZAR 1.5 billion ($83.8 million, translated at exchange rates applicable as of June 30, 2020) to fund the Company's ATMs. The Facility E overdraft facility was subsequently reduced to ZAR 1.2 billion ($69.2 million, translated at exchange rates applicable as of June 30, 2020) in September 2019. Interest on the overdraft facility is payable on the last day of each month and on the final maturity date based on the South African prime rate. The overdraft facility will be reviewed in September 2020. The overdraft facility amount utilized must be repaid in full within one month of utilization and at least 90% of the amount utilized must be repaid with 25 days. The overdraft facility is secured by a pledge by Net1 SA of, among other things, cash and certain bank accounts utilized in the Company's ATM funding process, the cession of an insurance policy with Senate Transit Underwriters Managers Proprietary Limited, and any rights and claims Net1 SA has against Grindrod Bank Limited. As at June 30, 2020, the Company had utilized approximately ZAR 0.3 billion ($14.8 million) of this overdraft facility. This ZAR 1.2 billion overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company's ATMs is considered restricted cash. The prime rate on June 30, 2020, was 7.25% and reduced to 7.00% on July 24, 2020, following reductions in the South African repo rate.

Short-term borrowings facility - Facility F (this facility has been repaid and cancelled)

On September 4, 2019, Net1 SA further amended its amended July 2017 Facilities agreement with RMB and Nedbank to include a facility ("Facility F") of up to ZAR 300.0 million ($17.3 million, translated at exchange rates applicable as of June 30, 2020) for the sole purpose of funding the acquisition of airtime from Cell C. Net1 SA could not dispose of the airtime acquired from Cell C before April 1, 2020, without the prior consent of RMB, Absa Bank Limited and Investec Asset Management Proprietary Limited. Facility F comprised (i) a first Senior Facility F loan of ZAR 220.0 million (ii) a second Senior Facility F loan of ZAR 80.0 million, or such lesser amount as may be agreed by the facility agent. The first loan was utilized on September 5, 2019, while the second loan was never utilized. Facility F was required to be repaid in full within nine months following the first utilization of the facility. Net1 SA was required to prepay Facility F subject to customary prepayment terms. Interest on Facility F was based on JIBAR plus a margin of 5.50% per annum and was due in full on repayment of the loan. The margin on the Facility F increased by 1% on November 1, 2019, because the Company had not disposed of its remaining shareholding in DNI and FIHRST by that date. Net1 SA paid a non-refundable structuring fee of ZAR 2.2 million ($0.1 million) to the Lenders in September 2019, and the Company expensed this amount in full during the first quarter of fiscal 2020. The Company settled the facility in full on April 1, 2020, utilizing a portion of the proceeds received from the sale of its remaining stake in DNI, and the facility was cancelled.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. BORROWINGS (continued)

South Africa (continued)

Nedbank facility, comprising short-term facilities

As of June 30, 2020, the aggregate amount of the Company's short-term South African credit facility with Nedbank Limited was ZAR 450.0 million ($26.0 million). The credit facility comprises an overdraft facility of (i) up to ZAR 300.0 million ($17.3 million), which is further split into (a) a ZAR 250.0 million ($14.4 million) overdraft facility which may only be used to fund mobile ATMs and (b) a ZAR 50.0 million ($2.9 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 150.0 million ($8.7 million), which include guarantees, letters of credit and forward exchange contracts. The ZAR 250.0 million component of the primary amount may only be used to fund ATMs and therefore this component of the primary amount utilized and converted to cash to fund the Company's ATMs is considered restricted cash.

The Company has ceded all of its title and interest in an insurance policy issued by Fidelity Risk Proprietary Limited as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations. The short-term facility provides Nedbank with the right to set off funds held in certain identified Company bank accounts with Nedbank against any amounts owed to Nedbank under the facility. As of June 30, 2020, the Company had total funds of $12.4 million in bank accounts with Nedbank which have been set off against $12.4 million drawn under the Nedbank facility, for a net amount drawn under the facility of $0.1 million. As of June 30, 2019, the Company had total funds of $2.7 million in bank accounts with Nedbank which have been set off against $8.6 million drawn under the Nedbank facility, for a net amount drawn under the facility of $5.9 million. As of June 30, 2020, the interest rate on the overdraft facility was 6.10%, and reduced to 5.85% on July 24, 2020, following reductions in the South African repo rate.

As of June 30, 2020, the Company had utilized approximately ZAR 1.0 million ($0.1 million) of its ZAR 300.0 million overdraft facility to fund ATMs, and none of its ZAR 50.0 million general banking facility. As of June 30, 2019, the Company has utilized approximately ZAR 82.8 million ($5.9 million) of its ZAR 250 million overdraft facility to fund ATMs and utilized none of its ZAR 50 million general banking facility. As of June 30, 2020 and June 30, 2019, the Company had utilized approximately ZAR 93.6 million ($5.4 million) and ZAR 93.6 million ($6.6 million), respectively, of its indirect and derivative facilities of ZAR 150 million to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 23).

United States, a short-term facility (this facility has been repaid and cancelled)

On September 14, 2018, the Company renewed its $10.0 million overdraft facility from Bank Frick and on February 4, 2019, the Company increased the overdraft facility to $20.0 million. As of June 30, 2019, the Company had utilized approximately $9.5 million of this facility. The Company's $20 million facility from Bank Frick was settled in full and cancelled in March 2020. The facility was secured by a pledge of the Company's investment in Bank Frick and the shares under the pledge were released upon cancellation.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. BORROWINGS (continued)

Movement in short-term credit facilities

Summarized below are the Company's short-term facilities as of June 30, 2020, and the movement in the Company's short-term facilities from as of June 30, 2019 to as of June 30, 2020:

	South Africa		United States
	Amended July 2017	Nedbank	Bank Frick	Total
Short-term facilities available as of
June 30, 2020	$69,234	$25,963	$-	$95,197
Overdraft	-	2,885	-	2,885
Overdraft restricted as to use for ATM funding only	69,234	14,424	-	83,658
Indirect and derivative facilities	-	8,654	-	8,654

Movement in utilized overdraft facilities:
Utilized	722,375	85,843	14,536	822,754
Repaid	(655,612)	(80,365)	(4,992)	(740,969)
Foreign currency adjustment(1)	2,803	402	-	3,205
Balance as of June 30, 2019(2)	69,566	5,880	9,544	84,990
Restricted as to use for ATM funding only	69,566	5,880	-	75,446
No restrictions as to use	-	-	9,544	9,544
Utilized	603,134	69,245	17,384	689,763
Repaid	(647,990)	(73,017)	(26,928)	(747,935)
Foreign currency adjustment(1)	(9,954)	(2,050)	-	(12,004)
Balance as of June 30, 2020(3)	14,756	58	-	14,814
Restricted as to use for ATM funding only	14,756	58	-	14,814
No restrictions as to use	-	-	-	-

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2018	-	7,871	-	7,871
Guarantees cancelled	-	(1,075)	-	(1,075)
Utilized	-	46	-	46
Foreign currency adjustment(1)	-	(199)	-	(199)
Balance as of June 30, 2019	-	6,643	-	6,643
Foreign currency adjustment(1)	-	(1,245)	-	(1,245)
Balance as of June 30, 2020	$-	$5,398	$-	$5,398

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) Nedbank as of June 30, 2019, of $5.9 million comprises the net of total overdraft facilities withdrawn of $8.6 million offset against funds in bank accounts with Nedbank of $2.7 million.

(3) As of June 30, 2020, there were no amounts offset against the Nedbank overdraft facilities.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. BORROWINGS (continued)

Movement in long-term borrowings

Summarized below is the movement in the Company's long term borrowing from as of June 30, 2018, to as of June 30, 2020:

	South Africa
	Amended July 2017	Total
Balance as of July 1, 2018	$49,548	$49,548
Current portion of long-term borrowings	44,079	44,079
Long-term borrowings	5,469	5,469
Repaid	(31,844)	(31,844)
Repaid from sale of DNI shares (Note 10)	(15,011)	(15,011)
Foreign currency adjustment(1)	(2,693)	(2,693)
Balance as of June 30, 2019	-	-
Utilized	14,798	14,798
Repaid	(14,503)	(14,503)
Foreign currency adjustment(1)	(295)	(295)
Balance as of June 30, 2020	$-	$-

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

Interest expense incurred under the Company's South African long-term borrowing during the years ended June 30, 2020, 2019, and 2018, was $0.6 million, $2.9 million, and $7.2 million, respectively. There was no prepaid facility fee amortization during the year ended June 30, 2020. Prepaid facility fees amortized during the years ended June 30, 2019, and 2018, was $0.3 million and $0.5 million, respectively. Net1 SA paid non-refundable deal origination fees of approximately $0.6 million and $0.2 million in August 2017 and March 2018, respectively.

14. OTHER PAYABLES

Summarized below is the breakdown of other payables as of June 30, 2020 and 2019:

	June 30,	June 30,
	2020	2019
Accruals	$6,045	$8,039
Provisions	4,926	6,074
Payroll-related payables	887	1,113
Participating merchants' settlement obligation	463	555
Value-added tax payable	129	162
Other	11,329	9,640
Accrual of implementation costs to be refunded to SASSA	-	34,039
	$23,779	$59,622

As the Company previously disclosed, in June 2014, the Company received approximately ZAR 317.0 million, including VAT, from SASSA, related to the recovery of additional implementation costs its subsidiary, CPS, incurred during the beneficiary re-registration process in fiscal 2012 and 2013.

After the award of the tender, SASSA requested that CPS biometrically register all social grant beneficiaries (including child grant beneficiaries) and collect additional information for each child grant recipient. CPS agreed to SASSA's request and, as a result, it performed approximately 11 million additional registrations beyond those that CPS tendered for in the quoted service fee. Accordingly, CPS sought reimbursement from SASSA of the cost of this exercise, supported by a factual findings certificate from an independent auditing firm. SASSA paid CPS ZAR 317.0 million, including VAT, as full settlement of the additional costs CPS incurred.

In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced legal proceedings in the Gauteng Division, Pretoria of the High Court of South Africa ("High Court") seeking an order by the High Court to review and set aside the decision of SASSA's Chief Executive Officer to approve a payment to CPS of ZAR 317.0 million and directing CPS to repay the aforesaid amount, plus interest. Corruption Watch claimed that there was no lawful basis to make the payment to CPS, and that the decision was unreasonable and irrational and did not comply with South African legislation. CPS was named as a respondent in this legal proceeding.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. OTHER PAYABLES (continued)

On February 22, 2018, the matter was heard by the High Court. On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment.

On September 30, 2019, the Supreme Court declined CPS' appeal and awarded costs against CPS. CPS is liable to repay SASSA ZAR 317.0 million, plus interest from June 2014 to date of payment. As a result, CPS recorded the liability at June 30, 2019, of $34.0 million (ZAR 479.4 million, translated at exchange rates applicable as of June 30, 2019, comprising a revenue refund of $19.7 million (ZAR 277.6 million), accrued interest of $11.4 million (ZAR 161.0 million), unclaimed indirect taxes of $2.8 million (ZAR 39.4 million) and estimated costs of $0.1 million (ZAR 1.4 million)). The Company reduced revenue by $19.7 million during the year ended June 30, 2019, because it interpreted the Supreme Court ruling as a price variation and not a nonreciprocal transaction. The Company deconsolidated the accrual for the refund of implementation costs in May 2020, following the deconsolidation of CPS (refer to Note 3).

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

15. COMMON STOCK

Common stock

Holders of shares of Net1's common stock are entitled to receive dividends and other distributions when declared by Net1's board of directors out of legally available funds. Payment of dividends and distributions is subject to certain restrictions under the Florida Business Corporation Act, including the requirement that after making any distribution Net1 must be able to meet its debts as they become due in the usual course of its business.

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

The Company's number of shares, net of treasury, presented in the consolidated balance sheets and consolidated statement of changes in equity includes participating non-vested equity shares (specifically contingently returnable shares) as described below in Note 18 "- Amended and Restated Stock Incentive Plan-Restricted Stock-General Terms of Awards".

The following table presents a reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2020, 2019 and 2018:

	2020	2019	2018

Number of shares, net of treasury:
Statement of changes in equity - common stock	57,118,925	56,568,425	56,685,925
Less: Non-vested equity shares that have not vested as of end of year (Note 18)	1,115,500	583,908	765,411
Number of shares, net of treasury excluding non-vested equity shares that have not vested	56,003,425	55,984,517	55,920,514

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15. COMMON STOCK (continued)

Redeemable common stock issued pursuant to transaction with the IFC Investors

On May 19, 2020, the Africa Capitalization Fund, Ltd sold its entire holding of 2,103,169 shares of the Company's common stock and therefore the additional contractual rights, including the put option rights related to these 2,103,169 shares, expired. The Company reclassified $22.7 million related to these 2,103,169 shares sold from redeemable common stock to additional paid-in-capital during the year ended June 30, 2020.

The Company has entered into a Policy Agreement with the IFC Investors (the "Policy Agreement"). The material terms of the Policy Agreement are described below.

Board Rights

For so long as the IFC Investors in aggregate beneficially own shares representing at least 5% of the Company's common stock, the IFC Investors will have the right to nominate one director to the Company's board of directors. For so long as the IFC Investors in aggregate beneficially own shares representing at least 2.5% of the Company's common stock, the IFC Investors will have the right to appoint an observer to the Company's board of directors at any time when they have not designated, or do not have the right to designate, a director.

Put Option

Each IFC Investor will have the right, upon the occurrence of specified triggering events, to require the Company to repurchase all of the shares of its common stock purchased by the IFC Investors pursuant to the Subscription Agreement (or upon exercise of their preemptive rights discussed below). Events triggering this put right relate to (1) the Company being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that the Company (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate its business in compliance with anti-money laundering and anti-terrorism laws; or (2) the Company rejecting a bona fide offer to acquire all of its outstanding Common Stock at a time when it has in place or implements a shareholder rights plan, or adopting a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid by the IFC Investors pursuant to the Subscription Agreement (or paid when exercising their preemptive rights) and the volume weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect to a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. The Company believes that the put option has no value and, accordingly, has not recognized the put option in its consolidated financial statements.

Registration Rights

The Company has agreed to grant certain registration rights to the IFC Investors for the resale of their shares of the Company's common stock, including filing a resale shelf registration statement and taking certain actions to facilitate resales thereunder.

Preemptive Rights

For so long as the IFC Investors hold in aggregate 5% of the outstanding shares of common stock of the Company, each Investor will have the right to purchase its pro-rata share of new issuances of securities by the Company, subject to certain exceptions.

Common stock repurchases

Executed under share repurchase authorizations

On February 5, 2020, the Company's Board of Directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. The share repurchase authorization will be used at management's discretion, subject to limitations imposed by SEC Rule 10b-18 and other legal requirements and subject to price and other internal limitations established by the Board. Repurchases will be funded from the Company's available cash. Share repurchases may be made through open market purchases, privately negotiated transactions, or both. There can be no assurance that the Company will purchase any shares or any particular number of shares. The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. The Company did not repurchase any of its shares during the years ended June 30, 2020, 2019 and 2018, respectively, either under or outside of the authorization.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The table below presents the change in accumulated other comprehensive (loss) income per component during the years ended June 30, 2020, 2019 and 2018:

	Accumulated foreign currency translation reserve (as restated)(A)	Total (as restated)(A)
Balance as of July 1, 2017	$(162,736)	$(162,736)
Movement in foreign currency translation reserve related to equity-accounted investment	(2,426)	(2,426)
Movement in foreign currency translation reserve	(19,188)	(19,188)
Balance as of July 1, 2018	(184,350)	(184,350)
Release of foreign currency translation reserve related to DNI disposal (Note 3)	5,841	5,841
Release of foreign currency translation reserve related to disposal of DNI interest as an equity method investment (Note 10)	(162)	(162)
Movement in foreign currency translation reserve related to equity-accounted investment	4,251	4,251
Movement in foreign currency translation reserve	(21,392)	(21,392)
Balance as of July 1, 2019	(195,812)	(195,812)
Release of foreign currency translation reserve related to deconsolidation of CPS (Note 3)	32,451	32,451
Release of foreign currency translation reserve related to disposal of Net1 Korea (Note 3)	14,228	14,228
Release of foreign currency translation reserve related to disposal of DNI interest as an equity method investment (Note 10)	11,323	11,323
Release of foreign currency translation reserve related to disposal of FIHRST (Note 3)	1,578	1,578
Movement in foreign currency translation reserve related to equity-accounted investment	2,227	2,227
Movement in foreign currency translation reserve	(35,070)	(35,070)
Balance as of June 30, 2020	$(169,075)	$(169,075)

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1

During the year ended June 30, 2020, the Company reclassified $32.5 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the deconsolidation of CPS (refer to Note 3). During the year ended June 30, 2020, the Company reclassified $14.2 million and $1.6 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the disposal of Net1 Korea and FIHRST, respectively (refer to Note 3). During the year ended June 30, 2020, the Company reclassified $11.3 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the disposal of DNI interest (refer to Note 10).

During the year ended June 30, 2019, the Company reclassified $5.8 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the DNI disposal (refer to Note 1 and Note 3) and reclassified $0.2 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income related to the disposal of the DNI interest as an equity method investment (refer to Note 1 and Note 10).

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2018.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17. REVENUE

The Company is a leading provider of transaction processing services, financial inclusion products and services and secure payment technology. The Company operates market-leading payment processors in South Africa and internationally. The Company offers debit, credit and prepaid processing and issuing services for all major payment networks. In South Africa, the Company provides innovative low-cost financial inclusion products, including banking, lending and insurance.

Disaggregation of revenue

The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the year ended June 30, 2020:

	South Africa	Rest of the world	Total
South African transaction processing
Processing fees	$62,552	$-	$62,552
Other	3,288	-	3,288
Subtotal	65,840	-	65,840
International transaction processing
Processing fees	-	5,041	5,041
Subtotal	-	5,041	5,041
Financial services
Telecom products and services	22,631	-	22,631
Account holder fees	12,628	-	12,628
Lending revenue	19,955	-	19,955
Technology products	18,261	-	18,261
Insurance revenue	5,212	-	5,212
Other	1,429	-	1,429
Subtotal	80,116	-	80,116

	$145,956	$5,041	$150,997
The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the year ended June 30, 2019

	South Africa	Rest of the world	Total
South African transaction processing
Processing fees	$79,379	$-	$79,379
Welfare benefit distributions	3,086	-	3,086
Other	6,583	-	6,583
Subtotal	89,048	-	89,048
International transaction processing
Processing fees	-	9,303	9,303
Other	-	539	539
Subtotal	-	9,842	9,842
Financial services
Telecom products and services	15,025	-	15,025
Account holder fees	17,428	-	17,428
Lending revenue	27,512	-	27,512
Technology products	20,594	-	20,594
Insurance revenue	5,858	-	5,858
Other	629	-	629
Subtotal	87,046	-	87,046
Corporate/Eliminations - revenue refund (Note 14)	(19,709)	-	(19,709)

	$156,385	$9,842	$166,227

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. STOCK-BASED COMPENSATION

Amended and Restated Stock Incentive Plan

The Company's Amended and Restated 2015 Stock Incentive Plan (the "Plan") was most recently amended and restated on November 11, 2015, after approval by shareholders. No evergreen provisions are included in the Plan. This means that the maximum number of shares issuable under the Plan is fixed and cannot be increased without shareholder approval, the plan expires by its terms upon a specified date, and no new stock options are awarded automatically upon exercise of an outstanding stock option. Shareholder approval is required for the repricing of awards or the implementation of any award exchange program.

The Plan permits Net1 to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Remuneration Committee of the Company's Board of Directors ("Remuneration Committee") administers the Plan.

The total number of shares of common stock issuable under the Plan is 11,052,580. The maximum number of shares for which awards, other than performance-based awards, may be granted in any combination during a calendar year to any participant is 569,120. The maximum limits on performance-based awards that any participant may be granted during a calendar year are 569,120 shares subject to stock option awards and $20 million with respect to awards other than stock options. Shares that are subject to awards which terminate or lapse without the payment of consideration may be granted again under the Plan. Shares delivered to the Company as part or full payment for the exercise of an option or to satisfy withholding obligations upon the exercise of an option may be granted again under the Plan in the Remuneration Committee's discretion. No awards may be granted under the Plan after August 19, 2025, but awards granted on or before such date may extend to later dates.

Options

General Terms of Awards

Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, with vesting conditioned upon the recipient's continuous service through the applicable vesting date and expire 10 years after the date of grant. The options generally become exercisable in accordance with a vesting schedule ratably over a period of three years from the date of grant. The Company issues new shares to satisfy stock option award exercises but may also use treasury shares.

Valuation Assumptions

The table below presents the range of assumptions used to value options granted during the year ended June 30, 2020:

	2020	2019
Expected volatility	57%	44%
Expected life (in years)	3	3
Risk-free rate	1.57%	2.75%

No stock options were awarded during the year ended June 30, 2018.

Restricted Stock

General Terms of Awards

Shares of restricted stock are considered to be participating non-vested equity shares (specifically contingently returnable shares) for the purposes of calculating earnings per share (refer to Note 19) because, as discussed in more detail below, the recipient is obligated to transfer any unvested restricted stock back to the Company for no consideration and these shares of restricted stock are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Restricted stock generally vests ratably over a three year period, with vesting conditioned upon the recipient's continuous service through the applicable vesting date and under certain circumstances, the achievement of certain performance targets, as described below.

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Valuation Assumptions

The fair value of restricted stock is generally based on the closing price of the Company's stock quoted on The Nasdaq Global Select Market on the date of grant.

Vesting of all non-employee director shares issued prior to June 30, 2017

Grants of restricted stock to non-employee directors made during fiscal 2017, as well as those grants made in prior years, originally vested over a three-year period. After the end of fiscal 2017, the Company's board consulted with Pay Governance, an independent compensation consultant, and determined that one-year vesting of restricted stock grants is a more common compensation practice for independent directors and therefore, amended the terms of outstanding awards to vest one-year after grant. As a result of this amendment, 56,250 shares of restricted stock held by the non-employee directors as of June 30, 2017, were fully-vested during the year ended June 30, 2018.

Forfeiture of restricted stock awarded in August and November 2014 that did not achieve targeted market conditions

In August and November 2014, respectively, the Remuneration Committee approved an award of 127,626 and 71,530 shares of restricted stock to employees. These shares of restricted stock were scheduled to vest in full only on the date, if any, the following conditions were satisfied: (1) the closing price of the Company's common stock equals or exceeds $19.41 (subject to appropriate adjustment for any stock split or stock dividend) for a period of 30 consecutive trading days during a measurement period commencing on the date that the Company filed its Annual Report on Form 10-K for the fiscal year ended 2017 and ending on December 31, 2017 and (2) the recipient was employed by the Company on a full-time basis when the condition in (1) was met. The $19.41 price target represented a 20% increase, compounded annually, in the price of the Company's common stock on Nasdaq over the $11.23 closing price on August 27, 2014. These shares of restricted stock were forfeited during the year ended June 30, 2018, because the target market conditions were not achieved. The stock-based compensation charge related to these awards was not reversed upon forfeiture because these awards contained market conditions.

The 127,626 and 71,530 shares of restricted stock were effectively forward starting knock-in barrier options with a strike price of zero. The fair value of these shares of restricted stock was calculated utilizing an adjusted Monte Carlo simulation discounted cash flow model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation. The "adjustment" to the Monte Carlo simulation model incorporates a "jump diffusion" process to the standard Geometric Brownian Motion simulation, in order to capture the discontinuous share price jumps observed in the Company's share price movements on stock exchanges on which it is listed. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements.

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

Forfeiture of restricted stock with Performance Conditions awarded in August 2015

In August 2015, the Remuneration Committee approved an award of 301,537 shares of restricted stock to employees. The shares of restricted stock awarded to employees in August 2015 were subject to time-based and performance-based vesting conditions. In order for any of the shares to have vested, the recipient had to remain employed by the Company on a full-time basis on the date that it filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2018. If that condition was satisfied, then the shares would vest based on the level of Fundamental EPS the Company achieved for the fiscal year ended June 30, 2018 ("2018 Fundamental EPS"), as follows:

• One-third of the shares will vest if the Company achieves 2018 Fundamental EPS of $2.88;

• Two-thirds of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.30; and

• All of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.76.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Forfeiture of restricted stock with Performance Conditions awarded in August 2015 (continued)

At levels of 2018 Fundamental EPS greater than $2.88 and less than $3.76, the number of shares that would have vested would be determined by linear interpolation relative to 2018 Fundamental EPS of $3.30. All shares of restricted stock have been valued utilizing the closing price of shares of the Company's common stock quoted on The Nasdaq Global Select Market on the date of grant.

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

At levels of 2019 Fundamental EPS greater than $2.60 and less than $3.00, the number of shares that will vest will be determined by linear interpolation relative to 2019 Fundamental EPS of $2.80. All shares of restricted stock have been valued utilizing the closing price of shares of the Company's common stock quoted on The Nasdaq Global Select Market on the date of grant.

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

  Below $15.00 (threshold)-0%
  At or above $15.00 and below $19.00-33%
  At or above $19.00 and below $23.00-66%
  At or above $23.00-100%

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

On August 5, 2020, the Company and its chief executive officer and member of its board of directors, Mr. Herman G. Kotzé, entered into a Separation and Release of Claims Agreement (the "Separation Agreement"). The parties have agreed that Mr. Kotzé's last day of employment with the Company will be September 30, 2020, unless terminated earlier by the Company for cause. Upon separation from the Company, Mr. Kotzé will forfeit 150,000 shares of restricted stock that are subject to the market conditions described above because he will no longer be an employee of the Company as of the vesting date.

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

Upon separation from the Company, Mr. Kotzé will forfeit 58,000 shares of restricted stock that are subject to the market conditions described above because he will no longer be an employee of the Company as of the vesting date.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
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

Upon separation from the Company, Mr. Kotzé will forfeit 267,200 shares of restricted stock that are subject to the performance conditions described above because he will no longer be an employee of the Company as of the vesting date.

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

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the years ended June 30, 2020, 2019 and 2018:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - July 1, 2017	846,607	13.87	3.80	486	4.21
Forfeited	(37,333)	11.23		-	4.55
Outstanding - June 30, 2018	809,274	13.99	2.67	370	4.20
Granted - September 2018	600,000	6.20	10.00	1,212	2.02
Expired unexercised	(370,000)	19.27		-	5.00
Forfeited	(174,695)	6.65		-	2.00
Outstanding - June 30, 2019	864,579	7.81	7.05	-	2.62
Granted - October 2019	561,000	3.07	10.00	676	1.20
Forfeited	(93,928)	7.50		-	2.81
Outstanding - June 30, 2020	1,331,651	5.83	7.56	-	2.01

These options have an exercise price range of $3.07 to $11.23.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Options (continued)

On August 5, 2020, the Company granted one of its non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant to the Company, 150,000 stock options with an exercise price of $3.50. These stock options are subject to the non-employee director's continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date.

The following table presents stock options vested and expected to vest as of June 30, 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)
Vested and expecting to vest - June 30, 2020	1,331,651	5.83	7.56	-

These options have an exercise price range of $3.07 to $11.23.

The following table presents stock options that are exercisable as of June 30, 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - June 30, 2020	474,986	8.77	5.26	-

During the years ended June 30, 2020 and 2018, 170,335 and 105,982 stock options became exercisable, respectively. No stock options became exercisable during the year ended June 30, 2019. No stock options were exercised during the years ended June 30, 2020, 2019 and 2018, respectively. During the years ended June 30, 2020, 2019 and 2018, employees forfeited 93,928, 174,695 and 37,333 stock options, respectively. During the year ended June 30, 2019, 200,000 stock options awarded in August 2008 and 170,000 stock options awarded in May 2009 expired unexercised. The Company issues new shares to satisfy stock option exercises.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

The following table summarizes restricted stock activity for the years ended June 30, 2020, 2019 and 2018:

	Number of shares of restricted stock	Weighted average grant date fair value ($'000)

Non-vested - July 1, 2017	505,473	11,173
Total Granted	618,411	4,581
Granted - August 2017	588,594	4,288
Granted - March 2018	22,817	234
Granted - May 2018	7,000	59
Vested - August 2017	(56,250)	527
Total forfeitures	(302,223)	3,222
Forfeitures - employee terminations	(33,635)	516
Forfeitures - August and November 2014 awards with market conditions	(95,326)	1,133
Forfeitures - August 2015 awards with performance conditions	(173,262)	1,573
Non-vested - June 30, 2018	765,411	3,410
Granted - September 2018	148,000	114
Total vested	(64,003)	503
Vested - August 2018	(52,594)	459
Vested - March 2019	(11,409)	44
Total forfeitures	(265,500)	1,060
Forfeitures - employee terminations	(115,500)	460
Forfeitures - August 2016 awards with performance conditions	(150,000)	600
Non-vested - June 30, 2019	583,908	3,410
Granted - February 2020	568,000	2,300
Total vested	(18,908)	70
Vested - March 2020	(11,408)	42
Vested - March 2020 - accelerated vesting	(7,500)	28
Forfeitures	(17,500)	65
Non-vested - June 30, 2020	1,115,500	5,354

The February 2020 grants comprise 113,600 shares of restricted stock awarded to executive officers that are subject to time-based vesting and 454,400 shares of restricted stock awarded to executive officers that are subject to performance and time-based vesting. The September 2018 grants comprise 148,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting. The Company agreed to accelerate the vesting of 66,800 shares of restricted stock that are subject to time-based vesting and that were granted to Mr. Kotzé in February 2020 pursuant to the terms of the Separation Agreement. These 66,800 shares of restricted stock will vest upon Mr. Kotzé's separation from the Company.

The August 2017 grants comprise (i) 326,000 shares of restricted stock awarded to executive officers and employees that are subject to time-based vesting, (ii) 210,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting as described above, and (iii) 52,594 shares of restricted stock awarded to non-employee directors. The March 2018 grant relates to an award made to the Company's new chief financial officer. The May 2018 grant comprises 7,000 shares of restricted stock awarded to employees on the same terms as the 326,000 awards made. The 326,000 and 7,000 shares of restricted stock will only vest if the recipient is employed by the Company on a full-time basis on August 23, 2020. The 52,594 shares of restricted stock awarded to non-employee directors only vested if the recipient was a director on August 23, 2018. The 22,817 shares of restricted stock vest in two tranches, 11,409 vested on March 1, 2019, and 11,408 will vest on March 1, 2020, subject to the chief financial officer's continued employment.

The fair value of restricted stock vested during the years ended June 30, 2020, 2019 and 2018, was $0.1 million, $0.5 million and $0.5 million, respectively. During the year ended June 30, 2020, 11,408 shares of restricted stock, representing approximately half of the 22,817 shares granted to our chief financial officer on March 1, 2018, vested on March 1, 2020. During the year ended June 30, 2019, 52,594 shares of restricted stock held by the non-employee directors and 11,409 shares of restricted stock held by the Company's chief financial officer vested. During the year ended June 30, 2018, the Company determined that 56,250 shares of restricted stock held by the non-employee directors as of June 30, 2017, were fully-vested.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

During the year ended June 30, 2020, employees forfeited 17,500 shares of restricted stock upon termination and 7,500 shares (50% of the original award) of restricted stock with time-based vesting conditions were forfeited by an executive officer upon the disposal of Net1 Korea and. The Company's Board of Directors accelerated the vesting of the other half of the award and 7,500 vested. During the year ended June 30, 2019, employees forfeited 115,500 shares of restricted stock upon termination which had either time-based or market conditions. In addition, an executive officer forfeited 150,000 shares of restricted stock as the performance conditions were not achieved. During the year ended June 30, 2018, employees forfeited (i) 3,000 shares of restricted stock upon termination which did not have performance or market conditions attached and (ii) 30,635 shares of restricted stock upon termination which had either market or performance conditions. In addition, executive officers and employees forfeited 95,326 shares of restricted stock as the market conditions were not achieved and forfeited 173,262 shares of restricted stock as the performance conditions were not achieved. During the year ended June 30, 2017, employees and the former chief executive officer that resigned during the year ended June 30, 2017, forfeited 205,470 shares of restricted stock that had not vested.

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a net stock compensation charge of $1.7 million, $0.4 million and $2.6 million for the years ended June 30, 2020, 2019 and 2018, respectively, which comprised:

	Total charge	Allocated to IT processing, servicing and support	Allocated to selling, general and administration
Years ended June 30, 2020
Stock-based compensation charge	$1,873	$-	$1,873
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(145)	-	(145)
Total - years ended June 30, 2020	$1,728	$-	$1,728

Years ended June 30, 2019
Stock-based compensation charge	$2,319	$-	$2,319
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(1,926)	-	(1,926)
Total - years ended June 30, 2019	$393	$-	$393

Years ended June 30, 2018
Stock-based compensation charge	$2,656	$-	$2,656
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(49)	-	(49)
Total - years ended June 30, 2018	$2,607	$-	$2,607

The stock-based compensation charges and reversal have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of June 30, 2020, the total unrecognized compensation cost related to stock options was approximately $0.9 million, which the Company expects to recognize over approximately two years. As of June 30, 2020, the total unrecognized compensation cost related to restricted stock awards was approximately $2.3 million, which the Company expects to recognize over approximately two years.

Tax consequences

The Company recorded a deferred tax asset of approximately $0.4 million and $0.2 million, respectively, for the years ended June 30, 2020. As of June 30, 2020 and 2019, the Company recorded a valuation allowance of approximately $0.4 million and $0.2 million respectively, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19. INCOME TAX

Impact of Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA"), was enacted into law, significantly modifying U.S. federal tax laws. The TCJA reduced the federal statutory tax rate for corporations from 35% to 21% effective from January 1, 2018, eliminates alternative minimum tax for corporations, limits net operating loss carryforwards (and eliminates carrybacks), repeals indirect foreign tax credits carry-forward rules, limits the deductibility of interest expense and transitions the system of U.S. international taxation of corporations from a worldwide tax system to a territorial tax system.

The transition to a territorial tax system has not significantly impacted the Company. The Company generates the majority of its taxable income in tax jurisdictions with tax rates that are higher than the federal statutory tax rate of 21% (mainly South Africa, where its income is taxed at 28%). The most meaningful impact on the Company relates to the limitations on the deductibility of interest and the inclusion of certain passive, so called sub-part F, income in its federal taxation computation.

Global intangible low taxed income

The TCJA creates a new requirement that certain income earned by controlled foreign corporations ("CFCs") must be included in the gross income of the CFCs' U.S. shareholder. Global intangible low taxed income ("GILTI") is the excess of the shareholder's "net CFC tested income" over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder's pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

GILTI was only applicable for the Company's tax year commencing July 1, 2018 (i.e. its June 2019 tax year). The Company has not incurred a GILTI tax during the years ended June 30, 2020 and 2019, because it primarily operates in tax jurisdictions (such as South Africa and South Korea) which have higher corporate income tax rates than the United States and certain of its South Africa subsidiaries and most of its non-South African subsidiaries have incurred operating losses. However, due the nature and operation of the tax law regarding GILTI, the Company believes that it may incur a GILTI tax in future periods because GILTI is calculated and assessed on an annual basis without regard to prior periods. Any net operating loss carryforwards generated in foreign jurisdictions are excluded from the annual GILIT computation. The result of this is that the Company may pay a GILTI tax on income generated by a controlled foreign corporation in its foreign jurisdiction that is not taxed in that foreign jurisdiction due to the utilization of foreign net operating loss carryforwards.

Deemed repatriation of foreign earnings liability

The TCJA also requires a U.S. shareholder of a specified foreign corporation to include a deemed repatriation of foreign earnings ("Transition Tax") as part of the transition to a territorial tax system. However, the Company did not incur a net Transition Tax liability because it generated sufficient foreign tax credits to offset any potential repatriation transition tax liability. The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. In order to determine the amount of any Transition Tax liability, the Company was required to determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. During the year ended June 30, 2018, the Company made a reasonable estimate of its Transition Tax liability as of June 30, 2018, and recorded a provisional Transition Tax, before the application of any foreign tax credits, of $55.8 million, and had no liability after the application of generated foreign tax credits. In fact, the Company generated excess foreign tax credits. During the year ended June 30, 2019, the Company finalized its Transition Tax liability as of June 30, 2018, and incurred a Transition Tax, before the application of any foreign tax credits, of $56.9 million, and has no liability after the application of generated foreign tax credits.

Income tax provision

The table below presents the components of income before income taxes for the years ended June 30, 2020, 2019 and 2018:

	2020	2019	2018
South Africa	$(26,230)	$(273,265)	$131,366
Liechtenstein	(17,519)	-	-
United States	(8,984)	(23,479)	(15,329)
Other	(12,283)	(22,699)	(21,479)
(Loss) Income before income taxes	$(65,016)	$(319,443)	$94,558

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19. INCOME TAX (continued)

Income tax provision (continued)

Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2020, 2019 and 2018:

	2020	2019	2018
		(as restated)(A)	(as restated)(A)
Current income tax	$1,652	$4,789	$90,467
South Africa	1,552	3,689	35,745
United States	12	1,100	55,788
Other	88	-	(1,066)
Deferred taxation charge (benefit)	932	(8,917)	10,108
South Africa	653	(8,538)	9,149
United States	0	4	477
Other	279	(383)	482
Foreign tax credits generated - United States	72	(944)	(55,778)
Change in tax rate - United States	-	-	309
Income tax provision (benefit)	$2,656	$(5,072)	$45,106

(A) Deferred taxation (benefit) charge - South Africa for 2019 and 2018 have been restated to correct the misstatement discussed in Note 1.

There were no changes to the enacted tax rate in the years ended June 30, 2020, 2019 and 2018. However, during the year ended June 30, 2018, there were changes to the U.S. tax code which, among other things, changed the Federal tax rate. The Company has a June year end and used a blended rate of 28.10% for its tax year ending June 30, 2018, in the U.S. Certain of the Company's deferred tax assets and liabilities which it expected would be utilized/ reversed during the period ended June 30, 2018, were re-measured at the blended rate and those deferred taxes that the Company believed would only be utilized/ reversed in subsequent tax years, were re-measured at 21%. The net impact of the change in the tax rate on the Company's deferred taxes included in income tax expense during the year ended June 30, 2018, was $0.3 million. The Company also provided an additional valuation allowance of approximately $0.6 million during the year ended June 30, 2018, related to net operating loss carryforwards that it believed would not be utilized as a result of the enactment of the TCJA.

During the years ended June 30, 2020 and 2019, the Company incurred net operating losses through certain of it its South African wholly-owned subsidiaries and recorded a deferred taxation benefit related to these losses. However, the Company has created a valuation allowance for these net operating losses which reduced the deferred taxation benefit recorded. The movement in the valuation allowance for the year ended June 30, 2018, is primarily attributable to the creation of the valuation allowance related to excess tax credits recognized from the preliminary Transition Tax calculation and the creation of a valuation allowance related to net operating losses generated during the year ended June 30, 2018, that the Company does not believe it will be able to utilize in the foreseeable future.

The Company incurred a net capital gain, after the application of capital loss carryforwards, related to the internal restructuring of a wholly-owned subsidiary during the year ended June 30, 2020. The Company also generated taxable capital gains during the year ended June 30, 2020, related to the disposal of FIHRST (refer to Note 3) and the sale of DNI (refer to Note 10) but utilized capital loss carryforwards to reduce the capital gains on these transactions to zero ($0).

The Company calculated its Transition Tax liability as of June 30, 2018, and incurred a Transition Tax, before the application of any foreign tax credits, of $55.8 million, and has no liability after the application of generated foreign tax credits. During the year ended June 30, 2019, the Company recorded the difference of $1.1 million between the Transition Tax liability of $56.9 million and the provisional Transition Tax liability of $55.8 million in current income tax, United States. During the year ended June 30, 2019, the Company also included the additional foreign tax credits utilized of $1.1 million against this Transition Tax in foreign tax credits generated - United States. During the year ended June 30, 2018, the Company included a provisional Transition Tax of $55.8 million in current income tax, United States. Foreign tax credits of $65.3 million were generated and included in the computation of provisional Transition Tax of which $55.8 million were utilized against the Transition Tax in that year. The foreign tax credits utilized are included in Foreign tax credits generated - United States for the year ended June 30, 2018.

As discussed above, the Company has generated excess foreign tax credits related to the Transition Tax and any distribution received from Net1's subsidiaries will first be applied against the deemed distributions recognized as a result of the Transition Tax as so called "previously taxed income, or PTI". Therefore distributions actually made during the year ended June 30, 2018, were treated as PTI and did not generate any additional foreign tax credits because the quantum of the actual distributions were lower than the deemed distributions calculated as a result of the Transition Tax.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19. INCOME TAX (continued)

A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company's effective tax rate, for the years ended June 30, 2020, 2019 and 2018, is as follows:

	2020	2019	2018
		(as restated)(A)	(as restated)(A)
Income taxes at fully-distributed South African tax rates	28.00%	28.00%	28.00%
Release from FCTR	(14.65%)	-	-
Non-deductible items	(10.38%)	(3.33%)	13.25%
Foreign tax rate differential	(4.17%)	(0.07%)	0.14%
Subpart F inclusions	(2.85%)	-	-
Movement in valuation allowance	1.64%	(22.98%)	6.35%
Capital gains differential	(1.59%)	(1.46%)	(1.92%)
Foreign tax credits	(0.08%)	0.35%	(58.99%)
Prior year adjustments	(0.01%)	(0.03%)	0.04%
Taxation on deemed dividends in the United States	-	1.45%	2.04%
Transition Tax	-	(0.34%)	58.79%
Change in tax laws - United States	-	-	-
Income tax provision	(4.09%)	1.59%	47.70%

(A) Non-deductible items for 2019 and 2018 have been restated to correct the misstatement discussed in Note 1.

Percentages included in the 2020 and 2019 columns in the reconciliation of income taxes presented above are impacted by the loss incurred by the Company during the year ended June 30, 2020 and 2019. For instance, the income tax provision of $ 2.7 million represents (4.09%) multiplied by the net loss before tax of $ (65,016). Movement in the valuation allowance for the year ended June 30, 2020, includes allowances created related to net operating losses incurred during the year and valuation allowances created for a deferred tax asset recorded related to the deconsolidation of CPS and other corporate transactions. Release from FCTR for the year ended June 30, 2020, relates to the releases from accumulated other comprehensive loss (refer to Note 16) that are not deductible for tax purposes. Non-deductible items for the year ended June 30, 2020, includes the option termination fee paid and the goodwill impairment loss recognized.

Movement in the valuation allowance for the year ended June 30, 2019, includes allowances created related to net operating losses incurred during the year and a valuation allowance created for a deferred tax asset recorded related to the DNI disposal capital losses generated (refer to Note 10) and the Cell C capital loss following the fair value adjustment (refer to Note 7). Non-deductible items for the year ended June 30, 2019, includes the impairment losses recognized related to goodwill impaired.

Non-deductible items for the year ended June 30, 2018, includes the impairment loss recognized related to goodwill impaired, non-deductible interest on borrowings and the accretion of interest. The impact on foreign tax during the year ended June 30, 2018, was primarily due to the impact of the Transition Tax.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19. INCOME TAX (continued)

Deferred tax assets and liabilities

Deferred income taxes reflect the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The primary components of the temporary differences that gave rise to the Company's deferred tax assets and liabilities as of June 30, and their classification, were as follows:

	June 30,	June 30,
	2020	2019
		(as restated)(A)
Total deferred tax assets
Capital losses related to investments	$36,721	$43,569
Net operating loss carryforwards	32,459	35,821
Foreign tax credits	32,799	32,799
Provisions and accruals	3,936	13,230
FTS patent	181	277
Other	815	529
Total deferred tax assets before valuation allowance	106,911	126,225
Valuation allowances	(106,433)	(125,887)
Total deferred tax assets, net of valuation allowance	478	338

Total deferred tax liabilities:
Intangible assets	171	340
Investments	1,755	1,019
Other	53	69
Total deferred tax liabilities	1,979	1,428

Reported as
Long-term deferred tax assets	358	234
Long-term deferred tax liabilities	1,859	1,324
Net deferred income tax liabilities	$1,501	$1,090

(A) Total deferred tax liabilities: Investments and long-term deferred tax liabilities have been restated to correct the misstatement discussed in Note 1.

Increase in total net deferred income tax liabilities

Capital losses related to investments

Capital losses as of June 30, 2020, related to investments decreased primarily related to the 2020 utilization of capital losses generated in prior years and due to the impact of currency changes between the South Africa Rand against the United States dollar. The June 30, 2020 amounts comprises the capital loss arising from the difference between the amount paid for Cell C in August 2017 and the its fair value as of June 30, 2020, of $0.0 million, and difference between the amount paid for CPS in 2004 and the its fair value as of June 30, 2020, of $0.0 million.

Net operating loss carryforwards

Net operating loss carryforwards have decreased primarily as a result of the utilization of prior period net operating loss carryforwards and currency changes between the South Africa Rand against the United States dollar, but partially offset by the increase in losses incurred by certain of the Company's subsidiaries.

Provisions and accruals

Deferred tax assets - provisions and accruals decreased during the year ended June 30, 2020, primarily as a result of the deconsolidation of CPS.

Decrease in valuation allowance

At June 30, 2020, the Company had deferred tax assets of $0.5 million (2019: $0.3 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19. INCOME TAX (continued)

At June 30, 2020, the Company had a valuation allowance of $106.4 million (2020: $125.9 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2020 and 2019, is presented below:

	Total	Capital losses related to investments	Net operating loss carry-forwards	Foreign tax credits	FTS patent	Other
July 1, 2018	$48,691	$3,226	$9,047	$32,644	$57	$3,717
Charged to statement of operations	79,029	40,159	26,570	155	-	12,145
Reversed to statement of operations	(881)	-	(198)	-	(57)	(626)
Utilized	(1,730)	-	(10)	-	-	(1,720)
Foreign currency adjustment	778	184	452	-	-	142
June 30, 2019	125,887	43,569	35,861	32,799	-	13,658
Reversed to statement of operations	(14,314)	(5,486)	(77)	-	-	(8,751)
Charged to statement of operations	27,700	5,399	20,602	-	-	1,699
Deconsolidation	(16,130)	-	(15,830)	-	-	(300)
Utilized	(3,896)	-	(3,632)	-	-	(264)
Foreign currency adjustment	(12,814)	(6,761)	(4,651)	-	-	(1,402)
June 30, 2020	$106,433	$36,721	$32,273	$32,799	$-	$4,640

Net operating loss carryforwards and foreign tax credits

United States

The TCJA amends the rules regarding net operating loss carryforwards for Federal income tax purposes effective from July 1, 2018. The new rules prohibit net operating loss carrybacks, allow indefinite net operating loss carryforwards and limit the amount of the net operating loss carryforwards generated after July 1, 2018, that may be used against future taxable income, to 80% of taxable income before the net operating loss deduction. These new rules did not impact the Company's net operating loss carryforwards generated during the year ended June 30, 2018 and in prior periods.

In March 2020, the Coronavirus Aid, Relief and Economic Security (the "Cares Act") was enacted. The Cares Act, among other items, provides for a temporary repeal of the 80 percent net operating loss limitation and provides temporary modifications to the limitation on deductibility of business interest.

As of June 30, 2020, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	U.S. net operating loss carry forwards
2024	$1,141

During the year ended June 30, 2020 and 2019, Net1 generated additional direct foreign tax credits related to dividends received from a foreign investment. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2020 and 2019, respectively.

Uncertain tax positions

As of June 30, 2020 and 2019, the Company had no unrecognized tax benefits which would impact the Company's effective tax rate. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, Malta, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of June 30, 2020, the Company's South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2016. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20. (LOSS) EARNINGS PER SHARE

The Company has issued redeemable common stock (refer to Note 15) which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the years ended June 30, 2020, 2019 and 2018. Accordingly, the two-class method presented below does not include the impact of any redemption.

Basic (loss) earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share have been calculated using the two-class method and basic (loss) earnings per share for the years ended June 30, 2020, 2019 and 2018, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted (loss) earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted (loss) earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August and November 2014, August 2015, August 2016, August 2017, March 2018, September 2018, and February 2020 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 18.

The following table presents net (loss) income attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method for the years ended June 30, 2020, 2019 and 2018:

	2020	2019	2018
		(as restated)(A)	(as restated)(A)
	(in thousands except percent and per share data)
Numerator:
Net (loss) earnings attributable to Net1	$(78,358)	$(311,007)	$62,087
Undistributed (loss) earnings	(78,358)	(311,007)	62,087
Continuing	(97,214)	(311,761)	52,142
Discontinued	$18,856	$754	$9,945
Percent allocated to common shareholders
(Calculation 1)	98%	99%	98%
Numerator for (loss) earnings per share: basic and diluted	$(76,827)	$(306,640)	$61,052
Continuing	(95,315)	(307,383)	51,273
Discontinued	$18,488	$743	$9,779

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	56,003	55,963	55,860
Effect of dilutive securities:
Stock options	-	18	51
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assumed conversion	56,003	55,981	55,911

(Loss) Earnings per share:
Basic	$(1.37)	$(5.48)	$1.10
Continuing	$(1.70)	$(5.49)	$0.92
Discontinued	$0.33	$0.01	$0.18
Diluted	$(1.37)	$(5.48)	$1.09
Continuing	$(1.70)	$(5.49)	$0.92
Discontinued	$0.33	$0.01	$0.17

(Calculation 1)
Basic weighted-average common shares outstanding (A)	56,003	55,963	55,860
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	57,119	56,760	56,807
Percent allocated to common shareholders
(A) / (B)	98%	99%	99%

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20. (LOSS) EARNINGS PER SHARE (continued)

Options to purchase 1,331,651, 864,579 and 660,698 shares of the Company's common stock at prices ranging from $3.07 to $11.23 (2020), $6.20 to $11.23 (2019) and $10.59 to $24.46 (2018) per share were outstanding during the year ended June 30, 2020, 2019 and 2018, respectively, but were not included in the computation of diluted (loss) earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares. The options, which expire at various dates through October 14, 2029, were still outstanding as of June 30, 2020.

21. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow disclosures for the years ended June 30, 2020, 2019 and 2018:

	2020	2019	2018
Cash received from interest	$3,057	$5,596	$16,835
Cash paid for interest	$6,050	$10,636	$8,645
Cash paid for income taxes	$5,001	$13,110	$41,065

Investing activities

The transaction referred to in Note 3 under which the Company reduced its shareholding in DNI from 55% to 38% and used the proceeds, of $27.6 million, from the sale to settle its obligation, of $27.6 million, to subscribe for additional shares in DNI was closed using a cashless settlement process. Therefore, the proceeds from sale and the settlement of the obligation to subscribe for additional shares in DNI were not included in net cash provided by investing activities in the Company's consolidated statement of cash flows for the year ended June 30, 2019.

The transaction referred to in Note 3 and Note 13 under which the Company reduced its shareholding in DNI from 38% to 30% and used the proceeds from the sale to settle a portion of its long-term borrowings, of $15.0 million, was closed using a cashless settlement process. Therefore, the proceeds from sale was not included in net cash provided by (used in) investing activities in the Company's consolidated statement of cash flows for the year ended June 30, 2019.

As disclosed in Note 10, during the year ended June 30, 2018, the Company agreed to underwrite the Finbond rights offer up to an amount of 55,585,514 shares and utilized a $10.0 million loan due by Finbond to the Company to acquire the 55,585,514 Finbond shares. Therefore, as this transaction was net settled in 2018 and there was no transfer of cash between the parties, the repayment of the loan by Finbond and the acquisition of 55,585,514 Finbond shares are not included within net cash provided by (utilized) in investing activities in the Company's consolidated statement of cash flows for the year ended June 30, 2018.

Financing activities

The transaction referred to in Note 3 and Note 10 under which the Company reduced its shareholding in DNI from 38% to 30% and used the proceeds from the sale to settle a portion of its long-term borrowings, of $15.0 million was closed using a cashless settlement process. Therefore, the part settlement of the long-term borrowings was not included in net cash (used in) provided by financing activities in the Company's consolidated statement of cash flows for the year ended June 30, 2019.

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company's consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company's various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Refer to Note 13 for additional information regarding the Company's facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of June 30, 2020, 2019 and 2018:

	2020	2019	2018
Continuing	$217,671	$20,014	$57,607
Discontinued	-	26,051	32,447
Cash and cash equivalents	217,671	46,065	90,054
Restricted cash	14,814	75,446	-
Cash, cash equivalents and restricted cash	$232,485	$121,511	$90,054

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21. SUPPLEMENTAL CASH FLOW INFORMATION (continued)

Leases

The following table presents supplemental cash flow disclosure related to leases for the year ended June 30, 2020:

2020
Cash paid related to short-term leases	$4,244

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	3,603

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,974

22. OPERATING SEGMENTS

The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues.

The Company currently has three reportable segments: South African transaction processing, International transaction processing and Financial inclusion and applied technologies. The South African transaction processing and Financial inclusion and applied technologies segments operate mainly within South Africa while the International transaction processing segment operates mainly within South Korea, Hong Kong and the European Union. The Company's reportable segments offer different products and services and require different resources and marketing strategies and share the Company's assets.

The South African transaction processing segment currently consists mainly of an ATM infrastructure deployed in South Africa, transaction processing for retailers, utilities, and banks, and a welfare benefit distribution service provided to the South African government through September 30, 2018. The welfare benefit distribution services ceased following the SASSA contract expiration on September 30, 2018. Fee income is earned from customers utilizing our ATM infrastructure. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. Fee income was also earned based on the number of recipient cardholders paid through September 30, 2018. There were no individually significant customers providing more than 10% of total revenue during the years ended June 30, 2020 and 2019, respectively. This segment had an individually significant customer that accounted for more than 10% of the total revenue of the Company during the year ended June 30, 2018 (19%). During the years ended June 30, 2020, 2019 and 2018, the operating segment incurred goodwill impairment losses of $5.6 million, $1.2 million and $1.1 million, respectively (refer to Note 10).

The International transaction processing segment consists mainly of activities in South Korea from which the Company generated revenue from the provision of payment processing services to merchants and card issuers. The Company's South Korean business has been reported as a discontinued operation following its disposal in March 2020 (refer to Note 3). Accordingly, the Company's South Korean business did not contribute to segment performance during the last four months of the year ended June 30, 2020. This segment included fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in South Korea up until the sale of our Korean operations. Fees generated from payment services processing and other processing activities by the IPG are included in this segment. During the year ended June 30, 2019 and 2018, the operating segment incurred goodwill impairment losses of $7.0 million and $19.9 million, respectively (refer to Note 10).

The Financial inclusion and applied technologies segment derives revenue from the provision of short-term loans as a principal and the provision of bank accounts, as a fixed monthly fee per account is charged for the maintenance of these accounts. This segment also includes fee income and associated expenses from merchants and card holders using the Company's merchant acquiring system, the sale of prepaid products (electricity and airtime) as well as the sale of hardware and software. Finally, the Company earns premium income from the sale of life insurance products through its insurance business. DNI was acquired on June 30, 2018, and was allocated to the Financial inclusion and applied technologies segment. DNI contributed to segment performance for the first nine months of the year ended June 30, 2019. DNI has been reported as a discontinued operation following its disposal of the Company's controlling interest in March 2019 (refer to Note 3). Accordingly, DNI did not contribute to segment performance during the year ended June 30, 2020, the last three months of the year ended June 30, 2019 and during the year ended June 30, 2018.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22. OPERATING SEGMENTS (continued)

DNI primarily derived revenue from fees generated through the distribution of starter packs and, to a less extent, from interest income earned through the provision of financing to Cell C in order for it to expand components of Cell C's telecommunications infrastructure in South Africa. During the year ended June 30, 2019, the operating segment incurred a goodwill impairment loss of $6.2 million (refer to Note 10).

Corporate/eliminations includes the Company's head office cost center and the amortization of acquisition-related intangible assets. The $17.5 million termination fee paid to terminate the Bank Frick option (refer to Note 10) during the year ended June 30, 2020, has been allocated to corporate/ elimination. The $5.3 million impairment loss related to the impairment of DNI intangible assets (refer to Note 3) during the year ended June 30, 2019, has been allocated to corporate/ elimination.

The reconciliation of the reportable segment's revenue to revenue from external customers for the years ended June 30, 2020, 2019 and 2018, respectively, is as follows:

	Revenue
	Reportable Segment	Corporate/ Eliminations (Note 14)	Inter-segment	From external customers

South African transaction processing	$73,796	$0	$7,956	$65,840
International transaction processing	90,416	-	-	90,416
Continuing	5,041	-	-	5,041
Discontinued	85,375	-	-	85,375
Financial inclusion and applied technologies	82,342	-	2,226	80,116
Total for the years ended June 30, 2020	246,554	-	10,182	236,372
Continuing	161,179	-	10,182	150,997
Discontinued	$85,375	$-	$-	$85,375

South African transaction processing	$96,038	$-	$6,990	$89,048
International transaction processing	148,268	-	-	148,268
Continuing	9,842	-	-	9,842
Discontinued	138,426	-	-	138,426
Financial inclusion and applied technologies	146,184	-	2,801	143,383
Continuing	89,847	-	2,801	87,046
Discontinued	56,337	-	-	56,337
Reportable segments	390,490	-	9,791	380,699
Corporate/Eliminations - revenue refund (Note 14)	-	(19,709)	-	(19,709)
Total for the years ended June 30, 2019	390,490	(19,709)	9,791	360,990
Continuing	195,727	(19,709)	9,791	166,227
Discontinued	$194,763	$-	$-	$194,763

South African transaction processing	$268,047	$-	$29,949	$238,098
International transaction processing	180,027	-	-	180,027
Continuing	26,713	-	-	26,713
Discontinued	153,314	-	-	153,314
Financial inclusion and applied technologies	221,906	-	27,142	194,764
Continuing	221,906	-	27,142	194,764	-
					-
Total for the years ended June 30, 2018	669,980	-	57,091	612,889
Continuing	516,666	-	57,091	459,575
Discontinued	$153,314	$-	$-	$153,314

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22. OPERATING SEGMENTS (continued)

The reconciliation of the reportable segments measures of profit or loss to income before income taxes for the years ended June 30, 2020, 2019 and 2018, respectively, is as follows:

	2020	2019(1)	2018

Reportable segments measure of profit or loss	$(20,247)	$(42,692)	$85,690
Less: Discontinued operations: reportable segments' measure of profit or loss	(14,568)	(43,739)	(17,977)
Continuing operations: reportable segments' measure of profit or loss	(34,815)	(86,431)	67,713
Continuing operations : Operating income - Corporate/Eliminations	(9,433)	(48,501)	(13,904)
Change in fair value of equity securities	-	(167,459)	32,473
Gain on disposal of FIHRST (Note 3)	9,743	-	-
(Loss) Gain on disposal of DNI interest as an equity method investment (Note 3)	(1,010)	177	-
Loss on deconsolidation of CPS (Note 3)	(7,148)	-	-
Termination fee to cancel Bank Frick option	(17,517)	-	-
Interest income	2,805	5,424	16,845
Interest expense	(7,641)	(9,860)	(8,569)
Impairment of Cedar Cellular Note	-	(12,793)	-
Loss before income taxes	$(65,016)	$(319,443)	$94,558

(1) - Operating loss: Corporate/Eliminations includes $34.0 million related to the accrual referred to in Note 13.

The following tables summarize segment information for the years ended June 30, 2020, 2019 and 2018:

	2020	2019	2018
Revenues
South African transaction processing	$73,796	$96,038	$268,047
International transaction processing	90,416	148,268	180,027
Continuing	5,041	9,842	26,713
Discontinued	85,375	138,426	153,314
Financial inclusion and applied technologies	82,342	146,184	221,906
Continuing	82,342	89,847	221,906
Discontinued	-	56,337	-

Total	246,554	390,490	669,980
Continuing	161,179	195,727	516,666
Discontinued	85,375	194,763	153,314

Operating (loss) income
South African transaction processing (1)	(19,575)	(30,771)	42,796
International transaction processing	2,051	2,837	(12,478)
Continuing	(12,517)	(16,502)	(30,455)
Discontinued	14,568	19,339	17,977
Financial inclusion and applied technologies(1)	(2,723)	(14,758)	55,372
Continuing (1)	(2,723)	(39,158)	55,372
Discontinued	-	24,400	-

Subtotal: Operating segments	(20,247)	(42,692)	85,690
Corporate/Eliminations	(15,217)	(70,816)	(26,741)
Continuing	(9,433)	(48,501)	(13,904)
Discontinued	(5,784)	(22,315)	(12,837)

Total (1)	(35,464)	(113,508)	58,949
Continuing (1)	(44,248)	(134,932)	53,809
Discontinued	$8,784	$21,424	$5,140

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22. OPERATING SEGMENTS (continued)

The following tables summarize segment information for the years ended June 30, 2020, 2019 and 2018:

	2020	2019	2018

Depreciation and amortization
South African transaction processing	$2,512	$3,612	$4,625
International transaction processing	4,405	9,962	17,627
Continuing	502	254	750
Discontinued	3,903	9,708	16,877
Financial inclusion and applied technologies	1,368	1,968	1,441
Continuing	1,368	1,355	1,441
Discontinued	-	613	-

Subtotal: Operating segments	8,285	15,542	23,693
Corporate/Eliminations	5,014	21,807	11,791
Continuing	265	6,882	3,657
Discontinued	4,749	14,925	8,134

Total	13,299	37,349	35,484
Continuing	4,647	12,103	10,473
Discontinued	8,652	25,246	25,011

Expenditures for long-lived assets
South African transaction processing	3,443	3,590	3,988
International transaction processing	2,206	3,607	4,397
Continuing	703	664	139
Discontinued	1,503	2,943	4,258
Financial inclusion and applied technologies	289	2,219	1,264
Continuing	289	1,488	1,264
Discontinued	-	731	-

Subtotal: Operating segments	5,938	9,416	9,649
Corporate/Eliminations	-	-	-
Total	5,938	9,416	9,649
Continuing	4,435	5,742	5,391
Discontinued	$1,503	$3,674	$4,258

(1) South African transaction processing and Financial inclusion and applied technologies include retrenchment costs for the year ended June 30, 2019, of: $4,665 and $1,604, respectively, for total retrenchment costs for the year ended June 30, 2019, of $6,269. The retrenchment costs are included in selling, general and administration expense on the consolidated statement of operations for the year ended June 30, 2019.

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

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22. OPERATING SEGMENTS (continued)

Geographic Information

Long-lived assets based on the geographic location for the years ended June 30, 2020, 2019 and 2018, are presented in the table below:

	Long-lived assets
	2020	2019	2018
		(as restated)(A)	(as restated)(B)

South Africa	$68,521	$141,235	$493,902
Liechtenstein - investment in Bank Frick (Note 10)	29,739	47,240	48,129
India - investment in MobiKwik (Note 10)	26,993	26,993	26,917
South Korea (Note 3)	-	149,390	177,388
Rest of world	9,119	9,739	41,597
Total	$134,372	$374,597	$787,933

(A) The South Africa and total amounts have been restated by $2,689 to correct the misstatement discussed in Note 1.

(B) The South Africa and total amounts have been restated by $ 2,540 to correct the misstatement discussed in Note 1.

23. COMMITMENTS AND CONTINGENCIES

Capital commitments

As of June 30, 2020 and 2019, the Company had outstanding capital commitments of approximately $0.1 million and $2.0 million, respectively.

Purchase obligations

As of June 30, 2020 and 2019, the Company had purchase obligations totaling $1.7 million and $3.5 million, respectively. The purchase obligations as of June 30, 2020, primarily include inventory that will be delivered to the Company and sold to customers in the second half of calendar 2020.

Guarantees

The South African Revenue Service and certain of the Company's customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 93.6 million ($5.4 million, translated at exchange rates applicable as of June 30, 2020) and thereby utilizing part of the Company's short-term facility. The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of June 30, 2020. The maximum potential amount that the Company could pay under these guarantees is ZAR 93.6 million ($5.4 million, translated at exchange rates applicable as of June 30, 2020). The guarantees have reduced the amount available for borrowings under the Company's short-term credit facility described in Note 13.

Contingencies

The Company is subject to a variety of other insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

NET 1 UEPS TECHNOLOGIES, INC
Notes to the consolidated financial statements
for the years ended June 30, 2020 and 2019 and 2018
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24. RELATED PARTY TRANSACTIONS

A subsidiary, Transact24, had an existing relationship in place between itself and a company controlled by the spouse of Transact24's Managing Director at the time of the Transact24 acquisition during the year ended June 30, 2016. This arrangement therefore was also in place before the Managing Director became an executive officer of the Company. This relationship was disclosed to the Company during the due diligence process and was considered by the Company's management to be critical to the ongoing operations of Transact24. The company controlled by the spouse of the managing director performed transaction processing and Transact24 provides technical and administration services to the company. These services ceased during the year ended June 30, 2019. The Company has recorded revenue of approximately $0.4 million and $4.4 million related to this relationship during the years ended June 30, 2019 and 2018, respectively. Transact24's Managing Director has an indirect interest in these transactions as a result of his relationship with his spouse, with an approximate value of $0.1 million and $0.3 million during the years ended June 30, 2019 and 2018, respectively. No amounts were due to the Company as of June 30, 2019.

25. UNAUDITED QUARTERLY RESULTS

The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2020 and 2019:

	Three months ended
	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	June 30, 2020
	(In thousands except per share data)

Revenue	$25,978	$36,514	$40,567	$47,938	$150,997
Operating loss	(13,180)	(14,212)	(10,420)	(6,436)	(44,248)
Net (loss) income attributable to Net1	(38,880)	(34,881)	(205)	(4,392)	(78,358)
Continuing	(38,601)	(48,361)	(2,925)	(7,327)	(97,214)
Discontinued	$(279)	$13,480	$2,720	$2,935	$18,856
Net (loss) income per share, in United States dollars
Basic (loss) earnings attributable to Net1 shareholders	$(0.68)	$(0.61)	$-	$(0.08)	$(1.37)
Continuing	$(0.68)	$(0.85)	$(0.05)	$(0.13)	$(1.70)
Discontinued	$(0.00)	$0.24	$0.05	$0.05	$0.33
Diluted (loss) earnings attributable to Net1 shareholders	$(0.69)	$(0.62)	$-	$(0.08)	$(1.37)
Continuing	$(0.69)	$(0.86)	$(0.05)	$(0.13)	$(1.70)
Discontinued	$(0.00)	$0.24	$0.05	$0.05	$0.33

	Three months ended
	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	June 30, 2019
	(as restated)(A)	(as restated)(A)			(as restated)(A)
	(In thousands except per share data)

Revenue (Q4 includes $19,709 refund)	$17,053	$36,586	$42,042	$70,546	$166,227
Operating (loss) income	(52,356)	(23,776)	(51,465)	(7,335)	(134,932)
Net (loss) income attributable to Net1	(183,048)	(58,819)	(63,941)	(5,199)	(311,007)
Continuing	(184,320)	(51,050)	(66,723)	(9,668)	(311,761)
Discontinued	$1,272	$(7,769)	$2,782	$4,469	$754
Net (loss) income per share, in United States dollars
Basic (loss) earnings attributable to Net1 shareholders	$(3.22)	$(1.03)	$(1.12)	$(0.09)	$(5.48)
Continuing	$(3.24)	$(0.90)	$(1.17)	$(0.17)	$(5.49)
Discontinued	$0.02	$(0.13)	$0.05	$0.08	$0.01
Diluted (loss) earnings attributable to Net1 shareholders	$(3.27)	$(1.04)	$(1.13)	$(0.09)	$(5.48)
Continuing	$(3.29)	$(0.91)	$(1.18)	$(0.17)	$(5.49)
Discontinued	$0.02	$(0.13)	$0.05	$0.08	$0.01

(A) Certain amounts have been restated to correct the misstatements discussed in Note 1. The impact of the restatements for the year ended June 30, 2019, have been recorded during the three months ended June 30, 2019 and March 31, 2019, respectively. The impact of the restatements for the year ended June 30, 2018, has been recorded during the three months ended June 30, 2018

*****************************