Form 10-Q
period 2020-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2020-11-05
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-31203

NET 1 UEPS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	98-0171860
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

President Place, 4 Floor, Cnr. Jan Smuts Avenue and Bolton Road,
Rosebank, Johannesburg, 2196, South Africa
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

☐	Large accelerated filer	☒	Accelerated filer

☐	Non-accelerated filer	☒	Smaller reporting company

		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 3, 2020 (the latest practicable date), 56,638,725 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019	3
	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2020 and 2019	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2020 and 2019	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 6.	Exhibits	46
Signatures		46
EXHIBIT 10.28
EXHIBIT 10.29

Part I. Financial information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2020	2020(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$209,185	$217,671
Restricted cash related to ATM funding (Note 8)	6,726	14,814
Accounts receivable, net and other receivables (Note 2)	28,314	43,068
Finance loans receivable, net (Note 2)	20,508	15,879
Inventory (Note 3)	18,084	19,860
Total current assets before settlement assets	282,817	311,292
Settlement assets	3,993	8,014
Total current assets	286,810	319,306
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - September: $31,182 June: $29,524	6,286	6,656
OPERATING LEASE RIGHT-OF-USE (Note 16)	4,848	5,395
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	50,367	65,836
GOODWILL (Note 6)	24,865	24,169
INTANGIBLE ASSETS, NET (Note 6)	548	612
DEFERRED INCOME TAXES	288	358
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)	30,172	31,346
TOTAL ASSETS	404,184	453,678

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)	6,726	14,814
Accounts payable	5,213	6,287
Other payables (Note 9)	25,242	23,779
Operating lease liability - current (Note 16)	1,921	2,251
Income taxes payable	1,298	16,157
Total current liabilities before settlement obligations	40,400	63,288
Settlement obligations	3,993	8,015
Total current liabilities	44,393	71,303
DEFERRED INCOME TAXES	91	1,859
OPERATING LEASE LIABILITY - LONG TERM (Note 16)	3,105	3,312
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,074	2,012
TOTAL LIABILITIES	49,663	78,486
REDEEMABLE COMMON STOCK	84,979	84,979

EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - September: 56,638,725 June: 57,118,925	80	80

PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: September: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	301,946	301,489
TREASURY SHARES, AT COST: September: 24,891,292 June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 11)	(161,245)	(169,075)
RETAINED EARNINGS	415,712	444,670
TOTAL NET1 EQUITY	269,542	290,213
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	269,542	290,213

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$404,184	$453,678

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2020	2019(A)
	(In thousands, except per share data)

REVENUE (Note 15)	$37,113	$47,938

EXPENSE

Cost of goods sold, IT processing, servicing and support	28,437	32,428
Selling, general and administration	18,528	20,622
Depreciation and amortization	923	1,324

OPERATING LOSS	(10,775)	(6,436)

INTEREST INCOME	611	363

INTEREST EXPENSE	747	1,347

LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(10,911)	(7,420)

INCOME TAX (BENEFIT) EXPENSE (Note 18)	(1,090)	970

NET LOSS BEFORE (LOSS) EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(9,821)	(8,390)

(LOSS) EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	(19,137)	1,063

NET LOSS FROM CONTINUING OPERATIONS	(28,958)	(7,327)

NET INCOME FROM DISCONTINUED OPERATIONS (Note 20)	-	2,935

NET LOSS	(28,958)	(4,392)

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	(28,958)	(4,392)
Continuing	(28,958)	(7,327)
Discontinued	$-	$2,935

Net (loss) earnings per share, in United States dollars (Note 13):
Basic (loss) earnings attributable to Net1 shareholders	$(0.51)	$(0.08)
Continuing	$(0.51)	$(0.13)
Discontinued	$-	$0.05
Diluted (loss) earnings attributable to Net1 shareholders	$(0.51)	$(0.08)
Continuing	$(0.51)	$(0.13)
Discontinued	$-	$0.05

(A) Refer to Note 20 for discontinued operations disclosures
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended
	September 30,
	2020	2019
	(In thousands)

Net loss	$(28,958)	$(4,392)

Other comprehensive income (loss), net of taxes
Movement in foreign currency translation reserve	6,142	(18,085)
Movement in foreign currency translation reserve related to equity-accounted investments	1,688	2,718
Total other comprehensive income (loss), net of taxes	7,830	(15,367)

Comprehensive loss	(21,128)	(19,759)
Add comprehensive loss attributable to non-controlling interest	-	-

Comprehensive loss attributable to Net1	$(21,128)	$(19,759)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended September 30, 2019 (dollar amounts in thousands)
Balance – July 1, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$523,028	$(195,812)	$317,342	$-	$317,342	$107,672

Stock-based compensation charge (Note 12)						387			387		387

Stock-based compensation charge related to equity accounted investment (Note 5)						71			71		71

Net loss							(4,392)		(4,392)	-	(4,392)

Other comprehensive loss (Note 11)								(15,367)	(15,367)	-	(15,367)

Balance – September 30, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$277,455	$518,636	$(211,179)	$298,041	$-	$298,041	$107,672

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended September 30, 2020 (dollar amounts in thousands)
Balance – July 1, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

Stock-based compensation charge (Note 12)						682			682		682

Reversal of stock-based compensation charge (Note 12)	(480,200)				(480,200)	(283)			(283)		(283)

Stock-based compensation charge related to equity-accounted investment (Note 5)						(40)			(40)		(40)

Proceeds from disgorgement of shareholders' short-swing profits (Note 21)						98			98		98

Net loss							(28,958)		(28,958)	-	(28,958)

Other comprehensive loss (Note 11)								7,830	7,830	-	7,830

Balance – September 30, 2020	81,530,017	$80	(24,891,292)	$(286,951)	56,638,725	$301,946	$415,712	$(161,245)	$269,542	$-	$269,542	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2020	2019(A)
	(In thousands)

Cash flows from operating activities
Net loss	$(28,958)	$(4,392)
Depreciation and amortization	923	4,765
Movement in allowance for doubtful accounts receivable	514	512
Loss (Earnings) from equity-accounted investments (Note 5)	19,137	(1,063)
Movement in allowance for doubtful loans to equity-accounted investments	78	-
Fair value adjustment related to financial liabilities	886	87
Interest payable	(63)	632
Profit on disposal of property, plant and equipment	(10)	(154)
Stock-based compensation charge (Note 12)	399	387
Dividends received from equity accounted investments	57	1,068
Increase in accounts receivable and finance loans receivable	(8,115)	(5,666)
Decrease (Increase) in inventory	2,359	(12,313)
Decrease in accounts payable and other payables	(415)	(3,396)
(Decrease) Increase in taxes payable	(14,917)	1,288
Decrease in deferred taxes	(1,755)	(88)
Net cash used in operating activities	(29,880)	(18,333)

Cash flows from investing activities
Capital expenditures	(275)	(2,624)
Proceeds from disposal of property, plant and equipment	16	213
Proceeds from disposal of Net1 Korea (Note 2)	20,114	-
Proceeds from disposal of DNI as equity-accounted investment (Note 2)	329	-
Loan to equity-accounted investment (Note 5)	(78)	-
Investment in equity-accounted investments (Note 5)	-	(1,250)
Repayment of loans by equity-accounted investments	-	4,268
Net change in settlement assets	4,068	(13,509)
Net cash provided by (used in) investing activities	24,174	(12,902)

Cash flows from financing activities
Proceeds from bank overdraft (Note 8)	69,146	183,674
Repayment of bank overdraft (Note 8)	(76,850)	(184,829)
Long-term borrowings utilized (Note 8)	-	14,798
Proceeds from disgorgement of shareholders' short-swing profits (Note 21)	98	-
Guarantee fee	-	(148)
Finance lease capital repayments	-	(26)
Net change in settlement obligations	(4,068)	13,509
Net cash (used in) provided by financing activities	(11,674)	26,978

Effect of exchange rate changes on cash	806	(6,455)
Net decrease in cash, cash equivalents and restricted cash	(16,574)	(10,712)
Cash, cash equivalents and restricted cash – beginning of period	232,485	121,511
Cash, cash equivalents and restricted cash – end of period (Note 14)	$215,911	$110,799

(A) Refer to Note 20 for discontinued operations disclosures
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three months ended September 30, 2020 and 2019

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2020 and 2019, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

References to “Net1” are references solely to Net 1 UEPS Technologies, Inc. References to the “Company” refer to Net1 and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Impact of COVID-19 on the Company’s business

The COVID-19 pandemic did not impact the Company’s South African operations as severely during the three months ended September 30, 2020, compared to the last four months of the year ended June 30, 2020. Nevertheless, as the date of this report, South Africa remains under various lockdown restrictions, which continue to affect the broader economy and these affect the Company to the extent they affect economic activity levels in South Africa.

The broader implications of COVID-19 on the Company’s results of operations and overall financial performance continue to remain uncertain. While the Company has not incurred significant disruptions thus far from the COVID-19 outbreak, apart from the two months in April and May 2020 when loan origination was curtailed, the Company is unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity and duration of the outbreak, actions that may be taken by governmental authorities, the impact on the Company’s customers and other factors. The Company will continue to evaluate the nature and extent of the impact on its business, consolidated results of operations, and financial condition.

Recent accounting pronouncements adopted

There were no new accounting pronouncements adopted by the Company during the three months ended September 30, 2020.

Recent accounting pronouncements not yet adopted as of September 30, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, an entity is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company beginning July 1, 2023. The Company is currently assessing the impact of this guidance on its financial statements and related disclosures, but does not expect the impact on its financial results to be material.

In August 2018, the FASB issued guidance regarding Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements related to fair value measurement. This guidance is effective for the Company beginning July 1, 2021. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statement’s disclosure.

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements not yet adopted as of September 30, 2020 (continued)

In November 2019, the FASB issued guidance regarding Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging(Topic 815), and Leases (Topic 842). The guidance provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities, including Smaller Reporting Companies. The Company is a Smaller Reporting Company. Specifically, the guidance changes some effective dates for certain new standards on the following topics in the FASB Codification, namely Derivatives and Hedging (ASC 815); Leases (ASC 842); Financial Instruments — Credit Losses (ASC 326); and Intangibles — Goodwill and Other (ASC 350). The guidance defers the adoption date of guidance regarding Measurement of Credit Losses on Financial Instruments by the Company from July 1, 2020 to July 1, 2023, and defers the adoption guidance regarding Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement by the Company from July 1, 2020 to July 1, 2021.

In January 2020, the FASB issued guidance regarding Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. The guidance clarifies that an entity should consider observable transactions that require an entity to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with U.S GAAP guidance immediately before applying or upon discontinuing the equity method. The guidance also clarifies that, when determining the accounting for certain forward contracts and purchased options an entity should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This guidance is effective for the Company beginning July 1, 2021. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statement’s disclosure.

2. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of September 30, 2020, and June 30, 2020, are presented in the table below:

	September 30,	June 30,
	2020	2020

Accounts receivable, trade, net	$12,567	$8,458
Accounts receivable, trade, gross	12,853	8,711
Allowance for doubtful accounts receivable, end of period	286	253
Beginning of period	253	661
Reversed to statement of operations	-	(155)
Charged to statement of operations	32	181
Utilized	(6)	(151)
Deconsolidation	-	(178)
Foreign currency adjustment	7	(105)

Taxes refundable related to sale of Net1 Korea	-	19,796
Loans provided to Carbon	3,000	3,000
Current portion of amount outstanding related to sale of remaining interest in DNI	3,916	2,756
Other receivables	8,831	9,058
Total accounts receivable, net and other receivables	$28,314	$43,068

In January 2020, the Company agreed that the purchaser of Net1 Korea would withhold potential capital gains taxes of approximately $19.8 million (KRW 23.8 billion) from the Net1 Korea transaction price and pay such amounts, on behalf of Net1 BV, to the South Korean tax authorities. Net1 BV commenced a process to claim a refund from the South Korean tax authorities of the potential amount withheld and received this amount of approximately $20.1 million (KRW 23.8 billion) in September 2020.

On October 26, 2020, DNI settled the full amount outstanding related to sale of the remaining interest in DNI, including the $1.6 million included in other long-term assets, refer to Note 5.

Other receivables include prepayments, deposits and other receivables.

2. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Finance loans receivable, net

The Company’s finance loans receivable, net, as of September 30, 2020, and June 30, 2020, is presented in the table below:

	September 30,	June 30,
	2020	2020

Microlending finance loans receivable, net	$20,508	$15,879
Microlending finance loans receivable, gross	22,785	17,737
Allowance for doubtful finance loans receivable, end of period	2,277	1,858
Beginning of period	1,858	3,199
Reversed to statement of operations	-	(492)
Charged to statement of operations	486	1,211
Utilized	(119)	(1,451)
Foreign currency adjustment	52	(609)

Working capital finance loans receivable, gross	5,800	5,800
Allowance for doubtful finance loans receivable, end of period	5,800	5,800
Beginning of period	5,800	5,800

Total accounts receivable, net	$20,508	$15,879

Gross microlending finance loans receivable as of September 30, 2020, increased compared to June 30, 2020, following subdued lending activity due to COVID-19 restrictions in April and early May 2020. The Company was unable to originate any significant loans in April and early May 2020.

3. Inventory

The Company’s inventory comprised the following categories as of September 30, 2020, and June 30, 2020:

	September 30,	June 30,
	2020	2020

Finished goods	$13,716	$15,618
Finished goods subject to sale restrictions	4,368	4,242
	$18,084	$19,860

Finished goods subject to sale restrictions represents airtime inventory purchased in March 2020, that may only be sold by the Company from October 1, 2020.

4. Fair value of financial instruments

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

4. Fair value of financial instruments (continued)

Risk management (continued)

Translation risk

Translation risk relates to the risk that the Company’s results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns a significant amount of its revenues and incurs a significant amount of its expenses in ZAR. The U.S. dollar has fluctuated significantly against the ZAR over the past three years. As exchange rates are outside the Company’s control, there can be no assurance that future fluctuations will not adversely affect the Company’s results of operations and financial condition.

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

Equity liquidity risk relates to the risk of loss that the Company would incur as a result of the lack of liquidity on the exchange on which these securities are listed. The Company may not be able to sell some or all of these securities at one time, or over an extended period of time without influencing the exchange traded price, or at all.

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

4. Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of September 30, 2020, and June 30, 2020, and valued Cell C at $0.0 (zero) at September 30, 2020, and June 30, 2020. The Company believes the Cell C business plan utilized in the Company’s valuation is reasonable based on the current performance and the expected changes in Cell C’s business model. The Company utilized the latest approved business plan provided by Cell C management for the period ending December 31, 2024, and the following key valuation inputs were used as of September 30, 2020 and June 30, 2020:

Weighted Average Cost of Capital ("WACC"):	Between 16% and 21% over the period of the forecast
Long term growth rate:	3% (3% as of June 30, 2020)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - September 30, 2020:(1)	ZAR 15.1 billion ($0.9 billion), includes R4.2 billion of lease liabilities
Net adjusted external debt - June 30, 2020:(2)	ZAR 15.8 billion ($0.9 billion), includes R4.4 billion of lease liabilities
Deferred tax (incl, assessed tax losses) - September 30, 2020:(1)	ZAR 2.9 billion ($172.3 million)
Deferred tax (incl, assessed tax losses) - June 30, 2020:(2)	ZAR 2.9 billion ($167.3 million)

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of September 30, 2020.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2020.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 2.0% increase and 2.0% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on September 30, 2020, all amounts translated at exchange rates applicable as of September 30, 2020:

Sensitivity for fair value of Cell C investment	2.0% increase(A)	2.0% decrease(A)
WACC rate	$-	$6,786
EBITDA margin	$2,881	$-

(A) the carrying value of the Cell C investment is not impacted by a 1.0% increase or a 1.0% decrease and therefore the impact of a 2.0% increase and a 2.0% decrease is presented.

The fair value of the Cell C shares as of September 30, 2020, represented approximately 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. All of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “B” (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that are measured under Level 1 or 3 of the fair value hierarchy. The Company had no outstanding foreign exchange contracts as of September 30, 2020, or June 30, 2020.

4. Fair value of financial instruments (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2020, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	510	-	-	510
Fixed maturity investments (included in cash and cash equivalents)	1,758	-	-	1,758
Total assets at fair value	$2,268	$-	$-	$2,268

The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2020, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business
Cash and cash equivalents (included in other long-term assets)	490	-	-	490
Fixed maturity investments (included in cash and cash equivalents)	4,198	-	-	4,198
Total assets at fair value	$4,688	$-	$-	$4,688

There have been no transfers in or out of Level 3 during the three months ended September 30, 2020 and 2019, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2020.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during thethree months ended September 30, 2020:

Carrying value
Assets
Balance as of June 30, 2020	$-
Foreign currency adjustment(1)	-
Balance as of September 30, 2020	$-

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR, and the U.S. dollar on the carrying value.

4. Fair value of financial instruments (continued)

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2019:

Carrying value
Assets
Balance as at June 30, 2019	$-
Foreign currency adjustment(1)	-
Balance as of September 30, 2019	$-

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR, and the U.S. dollar on the carrying value.

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

5.Equity-accounted investments and other long-term assets

Refer to Note 10 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020, for additional information regarding its equity-accounted investments and other long-term assets.

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of September 30, 2020, and June 30, 2020, was as follows:

	September 30,	June 30,
	2020	2020
Bank Frick & Co AG (“Bank Frick”)	35%	35%
Finbond Group Limited (“Finbond”)	31%	31%
Carbon Tech Limited (“Carbon”)	25%	25%
Revix (“Revix”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
V2 Limited (“V2”)	50%	50%
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

Finbond

As of September 30, 2020, the Company owned 268,820,933 shares in Finbond representing approximately 31% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on September 30, 2020, the last trading day of the month, was ZAR 1.04 per share. The market value, using the September 30, 2020, closing price, of the Company’s holding in Finbond on September 30, 2020, was ZAR 279.6 million ($16.6 million translated at exchange rates applicable as of September 30, 2020).

Finbond recently published its half-year results to August 2020, which included the financial impact of the COVID-19 pandemic on its reported results during the reporting period. Finbond incurred losses during the six months to August 2020, and experienced a slow-down in its lending activities. Finbond reported that its lending activities have increased again, albeit at a slower pace compared with the prior calendar period. Finbond’s share price declined substantially during the period from its fiscal year end (February 2020) to September 30, 2020, and the weakness in its traded share price continued post September 30, 2020. The Company considered the combination of the slow-down in business activity and the lower share price as impairment indicators. The Company performed an impairment assessment of its holding in Finbond as of September 30, 2020. The Company recorded an impairment loss of $16.8 million during the quarter ended September 30, 2020, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). There is limited trading in Finbond shares on the JSE because it has three shareholders that own approximately 90% of its issued and outstanding shares between them. The Company calculated a fair value per share for Finbond by applying a liquidity discount of 15% to the September 30, 2020, Finbond closing price.

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

V2 Limited

In June 2020, V2 Limited drew down $0.5 million of the $5.0 million working capital facility granted by the Company to V2. In September 2020, the Company agreed to grant V2 an option to acquire the Company’s entire interest in V2 for an option price of $5.0 million plus the face value of the outstanding working capital facility. The option expires on December 31, 2020, and may be exercised at any time through the expiration date. The Company and V2 also agreed to reduce the $5.0 million working capital facility to $1.5 million. In October 2020, V2 drew down the remaining available $1.0 million of the working capital facility.

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the three months ended September 30, 2020:

	Bank Frick	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2020	$29,739	$30,876	$4,601	$65,216
Stock-based compensation	-	(40)	-	(40)
Comprehensive (loss) income:	481	(17,773)	(157)	(17,449)
Other comprehensive income	-	1,688	-	1,688
Equity accounted (loss) earnings	481	(19,461)	(157)	(19,137)
Share of net (loss) income	481	(2,617)	(157)	(2,293)
Impairment	-	(16,844)	-	(16,844)
Dividends received	-	-	(57)	(57)
Foreign currency adjustment(2)	925	1,091	57	2,073
Balance as of September 30, 2020	$31,145	$14,154	$4,444	$49,743

Investment in loans:
Balance as of June 30, 2020	$-	$-	$620	$620
Loans granted	-	-	78	78
Allowance for doubtful loans	-	-	(78)	(78)
Foreign currency adjustment(2)	-	-	4	4
Balance as of September 30, 2020	$-	$-	$624	$624

		Equity	Loans	Total
Carrying amount as of :
June 30, 2020		$65,216	$620	$65,836
September 30, 2020		$49,743	$624	$50,367

(1) Includes Carbon, SmartSwitch Namibia, V2 and Walletdoc;

(2) The foreign currency adjustment represents the effects of the fluctuations of the ZAR, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

Other long-term assets

Summarized below is the breakdown of other long-term assets as ofSeptember 30, 2020, and June 30, 2020:

	September 30,	June 30,
	2020	2020

Total equity investments	$26,993	$26,993
Investment in 15% of Cell C, at fair value (Note 4)	-	-
Investment in 12% of MobiKwik	26,993	26,993
Investment in 87.5% of CPS(1)	-	-
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Long-term portion of amount due from DNI related to sale of remaining interest in DNI	1,635	2,857
Policy holder assets under investment contracts (Note 7)	511	490
Reinsurance assets under insurance contracts (Note 7)	1,033	1,006
Total other long-term assets	$30,172	$31,346

(1) On October 16, 2020, the High Court of South Africa, Gauteng Division, Pretoria ordered that CPS be placed into liquidation.

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets (continued)

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of September 30, 2020:

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

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of September 30, 2020:

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

6.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2020:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2020	$63,194	$(39,025)	$24,169
Foreign currency adjustment (1)	892	(196)	696
Balance as of September 30, 2020	$64,086	$(39,221)	$24,865

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the euro, and the U.S. dollar on the carrying value.

6.Goodwill and intangible assets, net (continued)

Goodwill (continued)

Refer to Note 17 for additional information regarding changes to the Company’s reportable segments during the three months ended September 30, 2020. Goodwill has been allocated to the Company’s reportable segments as follows:

	Processing	Financial services	Technology	Carrying value
Balance as of June 30, 2020	$9,989	$-	$14,180	$24,169
Foreign currency adjustment (1)	276	-	420	696
Balance as of September 30, 2020	$10,265	$-	$14,600	$24,865

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the euro, and the U.S. dollar on the carrying value.

Intangible assets

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2020, and June 30, 2020:

	As of September 30, 2020			As of June 30, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$19,317	$(19,118)	$199	$19,064	$(18,806)	$258
Software and unpatented
technology	3,973	(3,973)	-	3,931	(3,931)	-
FTS patent	2,276	(2,276)	-	2,211	(2,211)	-
Trademarks	2,780	(2,431)	349	2,731	(2,377)	354
Total finite-lived intangible assets	$28,346	$(27,798)	$548	$27,937	$(27,325)	$612
Infinite-lived intangible assets:
Financial institution licenses			-			-
Total infinite-lived intangible assets			-			-

Total intangible assets			$548			$612

Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2020 and 2019, was approximately $0.1 million and $0.1 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on September 30, 2020, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2021	$327
Fiscal 2022	61
Fiscal 2023	61
Fiscal 2024	61
Fiscal 2025	60
Thereafter	61
Total future estimated annual amortization expense	$631

7.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the three months ended September 30, 2020:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2020	$1,006	$(1,370)
Increase in policy holder benefits under insurance contracts	126	1,788
Claims and policyholders’ benefits under insurance contracts	(128)	(1,785)
Foreign currency adjustment(3)	29	(40)
Balance as of September 30, 2020	$1,033	$(1,407)

(1) Included in other long-term assets (refer to Note 5);

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the three months ended September 30, 2020:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2020	$490	$(490)
Increase in policy holder benefits under investment contracts	6	(6)
Foreign currency adjustment (3)	15	(15)
Balance as of September 30, 2020	$511	$(511)

(1) Included in other long-term assets (refer to Note 5);

(2) Included in other long-term liabilities;

(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

8.Borrowings

Refer to Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020, for additional information regarding its borrowings.

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of September 30, 2020, and the movement in the Company’s short-term facilities from as of June 30, 2020 to as of September 30, 2020, as well as the respective interest rates applied to the borrowings as of September 30, 2020:

	South Africa		Total
	RMB	Nedbank
Short-term facilities available as of
September 30, 2020	$71,283	$26,731	$98,014
Overdraft	-	2,970	2,970
Overdraft restricted as to use for ATM funding only	71,283	14,851	86,134
Indirect and derivative facilities	-	8,910	8,910

Interest rate, based on South African prime rate (%)	7.00
Interest rate, based on South African prime rate less 1.15%&"(%)		5.85

Movement in utilized overdraft facilities:
Balance as of June 30, 2020	14,756	58	14,814
Utilized	60,117	9,029	69,146
Repaid	(68,039)	(8,811)	(76,850)
Foreign currency adjustment(1)	(153)	(231)	(384)
Balance as of September 30, 2020	6,681	45	6,726
Restricted as to use for ATM funding only	6,681	45	6,726

Movement in utilized indirect and derivative
facilities:
Balance as of June 30, 2020(2)	-	5,398	5,398
Foreign currency adjustment(1)	-	159	159
Balance as of September 30, 2020(2)	$-	$5,557	$5,557

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) As of September 30, 2020 and June 30, 2020, the Company had utilized approximately ZAR 93.6 million ($5.6 million) and ZAR 93.6 million ($5.4 million), respectively, of its indirect and derivative facilities of ZAR 150 million to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 19).

9.Other payables

Summarized below is the breakdown of other payables as of September 30, 2020, and June 30, 2020:

	September 30,	June 30,
	2020	2020
Accruals	$7,191	$6,045
Provisions	5,224	4,926
Other	10,759	11,329
Value-added tax payable	241	129
Payroll-related payables	1,343	887
Participating merchants' settlement obligation	484	463
	$25,242	$23,779

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

10.Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity as of September 30, 2020 and 2019, respectively:

	September 30,	September 30,
	2020	2019

Number of shares, net of treasury:
Statement of changes in equity	56,638,725	56,568,425
Non-vested equity shares that have not vested as of end of period	324,000	583,908
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	56,314,725	55,984,517

11.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2020:

	Three months ended
	September 30, 2020
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2020	$(169,075)	$(169,075)
Movement in foreign currency translation reserve related to equity-accounted investment	1,688	1,688
Movement in foreign currency translation reserve	6,142	6,142
Balance as of September 30, 2020	$(161,245)	$(161,245)

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2019:

	Three months ended
	September 30, 2019
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2019	$(195,812)	$(195,812)
Movement in foreign currency translation reserve related to equity-accounted investment	2,718	2,718
Movement in foreign currency translation reserve	(18,085)	(18,085)
Balance as of September 30, 2019	$(211,179)	$(211,179)

There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the three months ended September 30, 2020 and 2019.

12.Stock-based compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan and the vesting terms of certain stock-based awards granted are described in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020.

12.Stock-based compensation (continued)

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the three months ended September 30, 2020 and 2019:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2020	1,331,651	5.83	7.56	-	2.01
Granted - August 2020	150,000	3.50	3.00	166	1.11
Forfeited	(250,034)	8.79		-	2.71
Outstanding - September 30, 2020	1,231,617	4.97	7.56	163	1.76

Outstanding - June 30, 2019	864,579	7.81	7.05	-	2.62
Outstanding - September 30, 2019	864,579	7.81	6.81	-	2.62

On August 5, 2020, the Company granted one of its non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant to the Company, 150,000 stock options with an exercise price of $3.50. These stock options are subject to the non-employee director’s continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date. No stock options were awarded during the three months ended September 30, 2019. During the three months ended September 30, 2020, the Company’s former chief executive officer forfeited 250,034 stock options with strike prices ranging from $6.20 to $11.23 per share following his separation from the Company.

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

The table below presents the range of assumptions used to value stock options granted during the three months ended September 30, 2020:

Three months ended
September 30,
2020
Expected volatility	62%
Expected dividends	0%
Expected life (in years)	2
Risk-free rate	0.11%

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of September 30, 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - September 30, 2020	1,231,617	4.97	7.56	163

These options have an exercise price range of $3.07 to $11.23.

The following table presents stock options that are exercisable as of September 30, 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)

Exercisable - September 30, 2020	400,617	7.64	6.84

During the three months ended September 30, 2020 and 2019, respectively, 156,333 and 170,335 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the three months ended September 30, 2020 and 2019:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2020	1,115,500	5,354
Total vested	(311,300)	(1,037)
Vested – August 2020	(244,500)	(812)
Vested – September 2020 - accelerated vesting	(66,800)	(225)
Forfeitures	(480,200)	(1,618)
Non-vested – September 30, 2020	324,000	1,102

Non-vested – June 30, 2019	583,908	3,410
Non-vested – September 30, 2019	583,908	3,410

During the three months ended September 30, 2020, 244,500 shares of restricted stock with time-based vesting conditions vested. In connection with the Company’s former chief executive officer’s separation, the Company agreed to accelerate the vesting of 66,800 shares of restricted stock which were granted in February 2020, and which were subject to time-based vesting. These shares of restricted stock vested on September 30, 2020. The 480,200 shares of restricted stock that were forfeited during the three months ended September 30, 2020, includes 375,200 shares of restricted stock forfeited by the Company’s former chief executive officer upon his separation from the Company.

12.Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge, net during each of the three months ended September 30, 2020 and 2019, of $0.4 million, respectively, which comprised:

		Allocated to cost of goods sold,	Allocated to
		IT processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2020
Stock-based compensation charge	$682	$-	$682
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(283)	-	(283)
Total - three months ended September 30, 2020	$399	$-	$399

Three months ended September 30, 2019
Stock-based compensation charge	$387	$-	$387
Total - three months ended September 30, 2019	$387	$-	$387

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of September 30, 2020, the total unrecognized compensation cost related to stock options was approximately $0.9 million, which the Company expects to recognize over approximately three years. As of September 30, 2020, the total unrecognized compensation cost related to restricted stock awards was approximately $0.9 million, which the Company expects to recognize over approximately three years.

As of September 30, 2020, and June 30, 2020, respectively, the Company recorded a deferred tax asset of approximately $0.03 million and $0.4 million, related to the stock-based compensation charge recognized related to employees of Net1. As of September 30, 2020, and June 30, 2020, respectively, the Company recorded a valuation allowance of approximately $0.03 million and $0.4 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

13.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended September 30, 2020 and 2019. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the three months ended September 30, 2020 and 2019, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

13.(Loss) Earnings per share (continued)

The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2017, March 2018, May 2018, September 2018 and February 2020, as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted (loss) earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for all awards made are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020.

The following table presents net loss attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2020	2019
	(in thousands except
	percent and
	per share data)
Numerator:
Net loss attributable to Net1	$(28,958)	$(4,392)
Undistributed (loss) earnings	(28,958)	(4,392)
Continuing	(28,958)	(7,327)
Discontinued	$-	$2,935

Percent allocated to common shareholders (Calculation 1)	98	99
Numerator for (loss) earnings per share: basic and diluted	(28,443)	(4,346)
Continuing	(28,443)	(7,251)
Discontinued	-	2,905

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	56,104	55,985
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	56,104	55,985

(Loss) Earnings per share:
Basic	$(0.51)	$(0.08)
Continuing	$(0.51)	$(0.13)
Discontinued	$-	$0.05
Diluted	$(0.51)	$(0.08)
Continuing	$(0.51)	$(0.13)
Discontinued	$-	$0.05

(Calculation 1)
Basic weighted-average common shares outstanding (A)	56,104	55,985
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	57,119	56,568
Percent allocated to common shareholders (A) / (B)	98	99

Options to purchase 1,231,617 shares of the Company’s common stock at prices ranging from $3.07 to $11.23 per share were outstanding during the three months ended September 30, 2020, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 864,579 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three months ended September 30, 2019, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 5, 2030, were still outstanding as of September 30, 2020.

14.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,
	2020	2019

Cash received from interest	$495	$737
Cash paid for interest	$908	$813
Cash paid for income taxes	$15,406	$1,883

Leases

The following table presents supplemental cash flow disclosure related to leases for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$872	$920

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$90	$230

15.Revenue recognition

Disaggregation of revenue

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended September 30, 2020:

	Processing	Financial services	Technology	Total
Processing fees	$18,307	$599	$-	$18,906
South Africa	16,751	599	-	17,350
Rest of world	1,556	-	-	1,556
Technology products	460		6,074	6,534
Telecom products and services	4,422		-	4,422
Lending revenue	-	4,200	-	4,200
Insurance revenue	-	1,457	-	1,457
Account holder fees	-	1,183	-	1,183
Other	306	81	24	411
Total revenue, derived from the following geographic locations	23,495	7,520	6,098	37,113
South Africa	21,939	7,520	6,098	35,557
Rest of world	$1,556	$-	$-	$1,556

As discussed in Note 17, the Company’s chief operating decision maker changed the Company’s operating and internal reporting structures during the three months ended September 30, 2020. Previously reported information has been restated.

15.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended September 30, 2019:

	Processing	Financial services	Technology	Total
Processing fees	$15,916	$1,249	$-	$17,165
South Africa	14,717	1,249	-	15,966
Rest of world	1,199	-	-	1,199
Technology products	240	-	6,894	7,134
Telecom products and services	9,294	-	-	9,294
Lending revenue	-	5,154	-	5,154
Insurance revenue	-	1,386	-	1,386
Account holder fees	-	5,260	-	5,260
Other	2,365	166	14	2,545
Total revenue, derived from the following geographic locations	27,815	13,215	6,908	47,938
South Africa	26,616	13,215	6,908	46,739
Rest of world	$1,199	$-	$-	$1,199

16.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during each of the three months ended September 30, 2020 and 2019 was $0.9 million, respectively. The Company does not have any significant leases that have not commenced as of September 30, 2020.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended September 30, 2020 and 2019, was $1.1 million and $1.5 million, respectively.

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of September 30, 2020 and June 30, 2020:

	September 30,	June 30,
	2020	2020
Operating leases:
Operating lease right-of-use asset	$4,848	$5,395

Weighted average remaining lease term (years)	3.88	3.94
Weighted average discount rate (percent)	9	9

The maturities of the Company’s operating lease liabilities as of September 30, 2020, are presented below:

September 30,
2020
Maturities of operating lease liabilities
2021 (for September 30, 2020 excluding three months to September 30, 2020)	$1,825
2022	1,617
2023	995
2024	660
2025	331
Thereafter	336
Total undiscounted operating lease liabilities	5,764
Less imputed interest	738
Total operating lease liabilities, included in	5,026
Operating lease liability - current	1,921
Operating lease liability - long-term	$3,105

17.Operating segments

Change to internal reporting structure and restatement of previously reported information

During September 2020, the Company’s chief operating decision maker changed the Company’s operating and internal reporting structures following the Company’s decisions to focus primarily on the South African market and to exit its operating activities performed through IPG. The chief operating decision maker has decided to analyze the Company’s operating performance primarily based on reported information for statutory entity, statutory groups, clustered statutory entities or clustered statutory groups, with certain reallocations, based on the activity of the reporting unit. Previously reported information has been restated.

Reallocation of certain activities among operating segments

During the first quarter of fiscal 2021, the Company reorganized its operating segments by combining what were previously the South African transaction processing segment and the International transaction processing segment into what is now the Processing segment and bifurcating what was previously the Financial inclusion and applied technologies segment into what are now the Financial services segment and the Technology segment. Segment results for the three months ended September 30, 2020 reflect these changes to the operating segments.

Operating segments

The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, and the countries in which the entity holds material assets or reports material revenues.

The Company currently has three reportable segments: Processing, Financial services and Technology. All three segments operate mainly within South Africa and certain of our activities outside of South Africa have been allocated to Processing. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

The Processing segment includes fees earned by the Company from processing activities performed for its customers and revenue generated from the distribution of prepaid airtime. The Company provides its customers with transaction processing services that involve the collection, transmittal and retrieval of all transaction data. Customers that have a bank account managed by the Company are issued cards that can be utilized to withdraw funds at an ATM or to transact at a merchant point of sale device (“POS”). The Company earns processing fees from transactions processed for these customers. The Company also earns fees on transactions performed by other banks’ customers utilizing its ATM, POS or bill payment infrastructure. The Processing segment includes IPG’s processing activities.

The Financial services segment includes activities related to the provision of financial services to customers, including a bank account, loans and insurance products. The Company charges monthly administration fees for all bank accounts. The Company provides short-term loans to customers in South Africa for which it earns initiation and monthly service fees. The Company writes life insurance contracts, primarily funeral-benefit policies, and policy holders pay the Company a monthly insurance premium.

The Technology segment includes sale of hardware and licenses to customers. Hardware includes the sale of POS devices, SIM cards and other consumables which can occur on an ad hoc basis. Licenses include the right to use certain technology developed by the Company.

Corporate/Eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets.

17.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended September 30, 2020 and 2019, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Processing	$24,483	$988	$23,495
Financial services	8,265	745	7,520
Technology	6,211	113	6,098
Total for the three months ended September 30, 2020	$38,959	$1,846	$37,113

Processing	$30,017	$2,202	$27,815
Financial services	14,168	953	13,215
Technology	7,209	301	6,908
Total for the three months ended September 30, 2019	$51,394	$3,456	$47,938

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

The reconciliation of the reportable segments measures of profit or loss to loss before income tax (benefit) expense for the three months ended September 30, 2020 and 2019, is as follows:

	Three months ended
	September 30,
	2020	2019

Reportable segments measure of profit or loss	$(7,898)	$(4,015)
Operating income: Corporate/Eliminations	(2,877)	(2,421)
Interest income	611	363
Interest expense	(747)	(1,347)
Loss before income tax (benefit) expense	$(10,911)	$(7,420)

17.Operating segments (continued)

Operating segments (continued)

The following tables summarize segment information that is prepared in accordance with GAAP for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,
	2020	2019
Revenues
Processing	$24,483	$30,017
IPG	1,209	793
All others	23,274	29,224
Financial services	8,265	14,168
Technology	6,211	7,209
Total	38,959	51,394

Operating (loss) income
Processing	(7,301)	(5,505)
IPG	(2,772)	(1,973)
All others	(4,529)	(3,532)
Financial services	(2,372)	345
Technology	1,775	1,145
Subtotal: Operating segments	(7,898)	(4,015)
Corporate/Eliminations	(2,877)	(2,421)
Total	(10,775)	(6,436)

Depreciation and amortization
Processing	704	823
Financial services	136	218
Technology	2	166
Subtotal: Operating segments	842	1,207
Corporate/Eliminations	81	117
Total	923	1,324

Expenditures for long-lived assets
Processing	246	2,068
Financial services	28	79
Technology	1	2
Subtotal: Operating segments	275	2,149
Corporate/Eliminations	-	-
Total	$275	$2,149

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

18.Income tax

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

For the three months ended September 30, 2020, the Company’s effective tax rate was impacted by the reversal of the deferred tax liability related to one of the Company’s equity-accounted investments following its impairment (refer to Note 5), which was partially offset by the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

18.Income tax (continued)

Income tax in interim periods (continued)

For the three months ended September 30, 2019, the Company’s effective tax rate was impacted by the on-going losses incurred by IPG and certain of its South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these businesses, non-deductible expenses, and tax expense recorded by the Company’s profitable businesses, primarily in South Africa.

Uncertain tax positions

The Company had no significant uncertain tax positions during the three months ended September 30, 2020, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of September 30, 2020, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2016. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

19.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 93.6 million ($5.6 million, translated at exchange rates applicable as of September 30, 2020) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of September 30, 2020. The maximum potential amount that the Company could pay under these guarantees is ZAR 93.6 million ($5.6 million, translated at exchange rates applicable as of September 30, 2020). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 8.

Contingencies

The Company is subject to a variety of other insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

20.Discontinued operations

Following the disposal of its controlling interest in Net1 Korea (in fiscal 2020) and DNI (in fiscal 2019), the Company determined that Net1 Korea and DNI should be classified as discontinued operations because the disposals of these businesses represented a strategic shift that would have a major effect on the Company’s operations and financial results. Refer to Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020, for additional information regarding the deconsolidation of Net1 Korea and DNI.

20.Discontinued operations (continued)

The table below presents certain major captions to the Company’s unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for three months ended September 30, 2019, that have not been separately presented on those statements, related to the presentation of Net1 Korea as a discontinued operation:

Net1 Korea
Three months ended
September 30, 2019
Unaudited condensed consolidated statement of operations
Discontinued:
Revenue	$32,818
Cost of goods sold, IT processing, servicing and support	14,366
Selling, general and administration	11,309
Depreciation and amortization	3,441
Operating income	3,702
Interest income	288
Interest expense	8
Net income before tax	3,982
Income tax expense	1,047
Net income from discontinued operations	$2,935
Unaudited condensed consolidated statement of cash flows
Discontinued:
Total net cash provided by operating activities	$10,194
Total net cash provided by investing activities	$3,088

The Company retained a continuing involvement in DNI following the disposal of the Company’s controlling interest during the year ended June 30, 2019. The Company recorded earnings under the equity method related to its retained investment in DNI during the three months ended September 30, 2019. The table below presents revenues and expenses between the Company and DNI, after the DNI disposal transaction, during the three months ended September 30, 2019

DNI
Three months ended
September 30, 2019
Revenue generated from transactions with DNI	$-
Expenses incurred related to transactions with DNI	$2,274

The Company received dividends of $0.7 million from DNI during the three months ended September 30, 2019.

21.Related party transactions

Disgorgement proceeds from VCP

In late September 2020, Value Capital Partners (Pty) Ltd (“VCP”), a significant shareholder, notified the Company that it would make payment to the Company related to the disgorgement of short-swing profits from the purchase of common stock by VCP pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended and the Company’s insider trading policy. The Company recognizes these proceeds as a capital contribution from shareholders and recorded an increase of $0.1 million, net of taxes of $0.02 million, to additional paid-in capital in its unaudited condensed consolidated statement of changes in equity for the three months ended September 30, 2020. As the purchase transactions occurred in late September 2020, $0.02 million of the $0.12 million proceeds were received in early October 2020 and are included in accounts receivable, net and other receivables in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2020. The Company received $0.1 million of the $0.12 million gross proceeds in September 30, 2020, and recorded these amounts within cash flows from financing activities in its unaudited condensed consolidated statement of cash flow for the three months ended September 30, 2020. The Company expects to pay the taxes due of $0.02 million in calendar 2021.

22. Subsequent events

Purchase of vehicles from CPS

On October 15, 2020, the Company purchased bespoke vehicles from CPS for an arms-length price of ZAR 50.0 million (approximately $3.0 million, translated at exchange rates applicable as of September 30, 2020) to use in its mobile ATM business. These vehicles largely comprise the fleet of customized mobile ATMs used to deliver a service to rural communities and were previously leased from CPS.

Additional capital raise by MobiKwik in November 2020

In early November 2020, MobiKwik entered into an agreement to raise additional capital through the issuance of additional shares to a new shareholder for a 1.6% interest in the company for approximately $5.6 million, implying a valuation of MobiKwik as of the closing date of approximately $375.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2020, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended June 30, 2020. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

Impact of COVID-19

The COVID-19 pandemic did not impact our South African operations as severely during the three months ended September 30, 2020, compared to the last four months of the year ended June 30, 2020. Nevertheless, as at the date of this report, South Africa remains under various lockdown restrictions which continue to affect the broader economy and these affect us to the extent they affect economic activity levels in South Africa. South Africa was in lockdown Level 3 up until August 18, 2020, and in Level 2 up until September 20, 2020. At the date of this report, South Africa remains in Level 1 lockdown which is the lowest form of lockdown. Over the course of the pandemic to date it is estimated that 2.2 million jobs have been lost.

Business and operations

During the quarter our operations have largely operated as normal, with all practical restrictions having been lifted before the start of the quarter. Some movement restrictions were in place under Level 3 but these had a limited impact on the operations. Most of the impact of the pandemic on our operations would be as a result of the indirect effect of lower economic activity in the country’s economy.

Our loan business has been able to originate loans normally and we have not seen any deterioration in collection levels over the period. Our insurance business did see a higher level of benefit claims during the quarter, though some of this is normal seasonality, but we are unable to identify how much of this was caused by the pandemic.

We continue to incur direct expenditure on the purchase of sanitizers, masks and gloves for our employees and for the use of customers in our branches, but this is not significant in the context of our cost base.

Employees

Where possible, we have continued to provide the necessary facilities (computer equipment, data cards, etc.) for our employees to operate remotely and continue to encourage them to do so where this is practical and effective. We continue to provide the necessary protective equipment and sanitization facilities for those employees that operate within our offices and operating locations.

Cash resources and liquidity

We believe we have sufficient cash reserves to support us through the next twelve months. Together with our existing cash reserves, we also believe that our credit facilities are sufficient to fund our ATM network.

We do not believe there will be any further significant adverse effects on our liquidity from the pandemic, unless there is a resumption of the higher level of restrictions in South Africa in the event of an increase in the level of infections, as currently experienced in Europe and the United States following the second wave of the pandemic in those territories.

We believe that our South African insurance business is adequately capitalized and do not expect to have to provide additional funding to the business in the foreseeable future.

Financial position and impairments

Except for the impact on Finbond’s business, we do not believe that the pandemic has significantly impacted the carrying value of long-lived assets and equity method investments to date.

Control environment

We do not expect the pandemic to have a significant impact on our internal control environment.

While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our customers and other factors identified in Part I, Item 1A. “Risk Factors— The COVID-19 pandemic has disrupted our business. We are unable to ascertain the impact the pandemic will have on our future financial position, operations, cash flows and stock price” in our Annual Report on Form 10-K for the year ended June 30, 2020. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Financial Services Activities in South Africa

We continue to focus on transitioning our South African financial inclusion activities towards a business-to-consumer, or B2C, model. We believe our EPE bank account, known in the communities it serves as ‘the green card’ has a strong brand position in our target market and attaches significant loyalty. We have been working on enhancing its presence through localized marketing which, when combined with some of the challenges of other service providers into this market, we expect to result in a return to growing customer numbers. While relatively small in number, we saw increased demand for the accounts in September and this has grown further in October. These customers, many of which are returning customers, will then have access to the suite of associated financial services products, which will lift activity levels across many of our operations.

Processing Activities in South Africa

Our processing activities in South Africa are focused around our ATM network, which largely services a consumer base, and our transaction processing for businesses, anchored around our EasyPay offering. As articulated in respect of our revised strategy, we aim to grow this business to business, or B2B, operation through the servicing of small and micro enterprises. We have seen encouraging increases in the utilization of our ATM infrastructure over the last quarter, while our B2B operations have also performed well. Planning around the expansion of the processing business into the small and micro enterprises space is underway.

International Activities

IPG – After pursuing opportunities to dispose of the IPG operations, the board subsequently decided to close down these operations. This process is well underway and should be largely complete, from a cost perspective, by the end of the second quarter of fiscal 2021.

Bank Frick – Bank Frick exceeded expectations and performed well during the quarter. While they have increased provisioning against some of their loan portfolio, the performance of the bank in other areas has been strong. Nevertheless, with Europe in the grip of a second wave of infections under the pandemic and some countries reintroducing restrictions, could have a negative impact on the bank’s results going forward.

Carbon – Carbon has started to see some normalization of their business as the effects of the pandemic and the associated restrictions in Nigeria have reduced. While revenue remains below the levels seen before the start of the pandemic, their proactive tightening of credit criteria and improvements in risk management have resulted in a marked reduction in provisioning requirements which is reducing their monthly losses more quickly than expected.

India –MobiKwik started to see a recovery in revenue during the quarter and is expecting to return to pre-pandemic levels of revenue by the end of the calendar year. They have managed costs effectively, holding cash EBITDA loss under $1.0 million for the quarter, but we believe that there should be a quick recovery as conditions normalize. In particular, there have been a number of industry and secular developments during the pandemic that we believe should be very positive for MobiKwik’s longer-term growth prospects.

Progress on corporate activities

Cell C – We continued to carry the value of our Cell C investment at $0 (zero) as of September 30, 2020. Cell C is focused on its recapitalization and its operational reorganization given its revised commercial model. While it remains in default on its various lending arrangements, Cell C and its lenders are working constructively and continue to make good progress towards a recapitalization intended to ensure its long-term sustainability and allow Cell C to focus on its core business.

Succession plan for CEO

Mr. Alex M.R. Smith assumed the role of interim CEO on October 1, 2020, following the departure of Mr. Herman G. Kotzé on September 30, 2020. Mr. Smith will serve in this role until our board of directors finalizes the appointment of a permanent CEO. In order to ensure a smooth transition, Mr. Kotzé agreed to provide consulting services to us through May 31, 2021.

Reallocation of certain activities among operating segments

Refer to Note 17 to our unaudited condensed consolidated financial statements for information regarding changes to the Company’s reportable segments during the three months ended September 30, 2020.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities, including the ongoing uncertainty in the current economic environment due to the outbreak of COVID-19. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques.

Critical accounting policies are those that reflect significant judgments or uncertainties and may potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2020:

• Valuation of investment in Cell C;

• Recoverability of equity-accounted investments and other equity securities;

• Business combinations and the recoverability of goodwill;

• Intangible assets acquired through acquisitions;

• Deferred taxation;

• Stock-based compensation;

• Accounts receivable and allowance for doubtful accounts receivable; and

• Revenue – variation in transaction price following September 2019 Supreme Court ruling.

Recent accounting pronouncements adopted

We did not adopt any new accounting pronouncement during the first quarter of fiscal 2021.

Recent accounting pronouncements not yet adopted as of September 30, 2020

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2020, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2020	2019	2020
ZAR : $ average exchange rate	16.9080	14.6924	15.6775
Highest ZAR : $ rate during period	17.6866	15.3860	19.0569
Lowest ZAR : $ rate during period	16.2165	13.8973	13.8973
Rate at end of period	16.8344	15.1619	17.3326

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2020 and 2019, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Year ended
Table 2	September 30,		June 30,
	2020	2019	2020
Income and expense items: $1 = ZAR	16.7738	14.7520	17.5686
Balance sheet items: $1 = ZAR	16.8344	15.1619	17.3326

Results of Operations

The discussion of our consolidated overall results of operations is based on amounts as reflected in our unaudited condensed consolidated financial statements which are prepared in accordance with U.S. GAAP. We analyze our results of operations both in U.S. dollars, as presented in the unaudited condensed consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our revenue and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and the ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 17 to those statements.

We disposed of our Korean operation in the third quarter of fiscal 2020 and it has been presented as a discontinued operation for fiscal 2021 and 2020. We disposed of FIHRST during the second quarter of fiscal 2020, and deconsolidated CPS in the fourth quarter of fiscal 2020, and therefore their contributions to our reported results are not included in the first quarter of fiscal 2021.

We analyze our business and operations in terms of three inter-related but independent operating segments: (1) Processing, (2) Financial services and (3) Technology. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations, are included in Corporate/Eliminations.

First quarter of fiscal 2021 compared to first quarter of fiscal 2020

The following factors had a significant impact on our results of operations during the first quarter of fiscal 2021 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 12% in ZAR primarily due to fewer prepaid airtime sales and lower account fee revenue, which was partially offset by higher transaction fees;

• Ongoing operating losses: Operating costs are largely in line with the prior period in ZAR due to the largely fixed cost nature of the costs base. As a result, we continue to experience operating losses as a result of depressed revenues; and

• Adverse foreign exchange movements: The U.S. dollar was 14% stronger against the ZAR during the first quarter of fiscal 2021, which adversely impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In United States Dollars
	Three months ended September 30,
	2020	2019(A)
	$ ’000	$ ’000	change
Revenue	37,113	47,938	(23%)
Cost of goods sold, IT processing, servicing and support	28,437	32,428	(12%)
Selling, general and administration	18,528	20,622	(10%)
Depreciation and amortization	923	1,324	(30%)
Operating loss	(10,775)	(6,436)	67%
Interest income	611	363	68%
Interest expense	747	1,347	(45%)
Loss before income tax (benefit) expense	(10,911)	(7,420)	47%
Income tax (benefit) expense	(1,090)	970	nm
Net loss before (loss) earnings from equity-accounted investments	(9,821)	(8,390)	17%
(Loss) earnings from equity-accounted investments	(19,137)	1,063	nm
Net loss from continuing operations	(28,958)	(7,327)	295%
Net income from discontinued operations	-	2,935	nm
Net loss	(28,958)	(4,392)	559%
Net (loss) income attributable to us	(28,958)	(4,392)	559%
Continuing	(28,958)	(7,327)	295%
Discontinued	-	2,935	nm

(A) Refer to Note 20 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

Table 4	In South African Rand
	Three months ended September 30,
	2020	2019(A)
	ZAR ’000	ZAR ’000	change
Revenue	622,526	707,181	(12%)
Cost of goods sold, IT processing, servicing and support	476,997	478,378	(0%)
Selling, general and administration	310,785	304,216	2%
Depreciation and amortization	15,482	19,532	(21%)
Operating loss	(180,738)	(94,945)	90%
Interest income	10,249	5,355	91%
Interest expense	12,530	19,870	(37%)
Loss before income tax (benefit) expense	(183,019)	(109,460)	67%
Income tax (benefit) expense	(18,284)	14,309	nm
Net loss before (loss) earnings from equity-accounted investments	(164,735)	(123,769)	33%
(Loss) earnings from equity-accounted investments	(321,000)	15,681	nm
Net loss from continuing operations	(485,735)	(108,088)	349%
Net income from discontinued operations	-	43,297	nm
Net loss	(485,735)	(64,791)	650%
Net (loss) income attributable to us	(485,735)	(64,791)	650%
Continuing	(485,735)	(108,088)	349%
Discontinued	-	43,297	nm

(A) Refer to Note 20 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

The decrease in revenue was primarily due to fewer prepaid airtime sales and lower account fee revenue, which was partially offset by higher transaction fees.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to lower cost of prepaid airtime sales, which was partially offset by higher costs related to transaction fees.

In ZAR, the increase in selling, general and administration expense was primarily due to the year-over-year impact of inflationary increases on employee-related expenses.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the first quarter of fiscal 2020.

Our operating loss margin for the first quarter of fiscal 2021 and 2020 was (29.0%) and (13.4%), respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.”

There was no change in the fair value of equity securities during the first quarter of fiscal 2021 and 2020. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 4 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation.

Interest on surplus cash increased to $0.6 million (ZAR 10.2 million) from $0.4 million (ZAR 5.4 million), due primarily to the higher average daily cash balances following the increase in our cash reserves as a result of the disposal of certain business in fiscal 2020.

Interest expense decreased to $0.7 million (ZAR 12.5 million) from $1.3 million (ZAR 19.9 million), primarily as a result of a reduction in the South African interest rates and lower interest expense as a result of lower utilization of our ATM facilities because we used our cash reserves to fund our ATMs.

Fiscal 2021 tax benefit was $(1.1) million (ZAR (18.3) million) compared to an income tax expense of $1.0 million (ZAR 14.3 million) in fiscal 2020. Our effective tax rate for fiscal 2021 was impacted by the reversal of the deferred tax liability related to one of our equity-accounted investments following its impairment, which was partially offset by the tax charge related to our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

Our effective tax rate for fiscal 2020, was impacted by the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these South African businesses and non-deductible expenses. The charge represents the tax expense recorded by our profitable businesses in South Africa.

DNI was sold in the fourth quarter of fiscal 2020 and was accounted for using the equity method during the first quarter of fiscal 2020. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended September 30,
	2020	2019	$ %
	$ ’000	$ ’000	change
Bank Frick	481	(25)	nm
Share of net income	481	119	304%
Amortization of intangible assets, net of deferred tax	-	(144)	nm
DNI	-	728	nm
Share of net income	-	1,463	nm
Amortization of intangible assets, net of deferred tax	-	(466)	nm
Impairment	-	(269)	nm
Finbond	(19,461)	491	nm
Share of net (loss) income	(2,617)	491	nm
Impairment	(16,844)	-	nm
Other	(157)	(131)	20%
	(19,137)	1,063	nm

Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information related to the impairment of Finbond.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In United States Dollars

	Three months ended September 30,
	2020	% of	2019	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Processing	24,483	66%	30,017	63%	(18%)
IPG	1,209	3%	793	2%	52%
All others	23,274	63%	29,224	61%	(20%)
Financial services	8,265	22%	14,168	30%	(42%)
Technology	6,211	17%	7,209	15%	(14%)
Subtotal: Operating segments	38,959	171%	51,394	171%	(24%)
Corporate/Eliminations	(1,846)	(71%)	(3,456)	(71%)	(47%)
Total consolidated revenue	37,113	100%	47,938	100%	(23%)
Consolidated operating (loss) income:
Processing	(7,301)	68%	(5,505)	86%	33%
IPG	(2,772)	(7%)	(1,973)	(4%)	40%
All others	(4,529)	(12%)	(3,532)	(7%)	28%
Financial services	(2,372)	22%	345	(5%)	nm
Technology	1,775	(16%)	1,145	(18%)	55%
Subtotal: Operating segments	(7,898)	55%	(4,015)	52%	97%
Corporate/eliminations	(2,877)	45%	(2,421)	48%	19%
Total consolidated operating (loss)	(10,775)	100%	(6,436)	100%	67%

Table 7	In South African Rand

	Three months ended September 30,
	2020	% of	2019	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Processing	410,673	66%	442,811	63%	(7%)
IPG	20,280	3%	11,699	2%	73%
All others	390,393	63%	431,112	61%	(9%)
Financial services	138,635	22%	209,006	30%	(34%)
Technology	104,182	17%	106,347	15%	(2%)
Subtotal: Operating segments	653,490	171%	758,164	171%	(14%)
Corporate/Eliminations	(30,964)	(71%)	(50,983)	(71%)	(39%)
Total consolidated revenue	622,526	100%	707,181	100%	(12%)
Consolidated operating (loss) income:
Processing	(122,466)	68%	(81,210)	86%	51%
IPG	(46,497)	(7%)	(29,106)	(4%)	60%
All others	(75,969)	(12%)	(52,104)	(7%)	46%
Financial services	(39,787)	22%	5,089	(5%)	nm
Technology	29,773	(16%)	16,891	(18%)	76%
Subtotal: Operating segments	(132,480)	55%	(59,230)	52%	124%
Corporate/eliminations	(48,258)	45%	(35,715)	48%	35%
Total consolidated operating (loss)	(180,738)	100%	(94,945)	100%	90%

Processing

Excluding IPG, segment revenue decreased primarily due to fewer prepaid airtime sales, which was partially offset by higher volume-driven transaction fees. Excluding IPG, Processing operating loss has been impacted lower revenue and by an increase in transaction-based costs. IPG incurred an operating loss but is in the process of being closed down.

Our operating loss margin (calculated as operating (loss) income divided by revenue) for the first quarter of fiscal 2021 and 2020 was (29.8%) and (18.3%), respectively. Excluding IPG, our operating loss margin for the Processing segment was (19.5%) and (12.1%) during the first quarter of fiscal 2021 and 2020, respectively.

Financial services

Segment revenue decreased due to lower account fee revenue whilst lending and insurance revenues were relatively flat compared to the prior period. The segment incurred an operating loss compared with fiscal 2020 primarily due to the reduction in account fee revenue as well as higher employee-related costs and an increase in insurance claims experience.

Our operating (loss) income margin for the first quarter of fiscal 2021 and 2020 was (28.7%) and 2.4%, respectively.

Technology

Segment revenue was modestly lower than fiscal 2020. Operating income for the first quarter of fiscal 2021 improved compared with fiscal 2020 due to improved margins on the sale of hardware.

Our operating income margin for the Technology segment was 28.6% and 15.9% during the first quarter of fiscal 2021 and 2020, respectively.

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

Our corporate expenses increased primarily due to foreign exchange losses incurred and higher legal fees, which were partially offset by lower audit and consulting fees.

Presentation of quarterly revenue and operating (loss) income by segment for fiscal 2020 and 2019

The tables below present quarterly revenue and operating (loss) income generated by our three reportable segments for the fiscal 2020 and 2019, and reconciliations to consolidated revenue and operating (loss) income, as well as the U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:

Table 8	Fiscal 2020
	In United States Dollars
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	F2020
	$ '000	$ '000	$ '000	$ '000	$ '000
Revenues
Processing	30,017	26,671	23,978	17,818	98,484
IPG	793	432	1,164	921	3,310
All Other	29,224	26,239	22,814	16,897	95,174
Financial services	14,168	12,268	11,683	8,751	46,870
Technology and Other	7,209	4,890	4,040	1,932	18,071
Subtotal: Operating segments	51,394	43,829	39,701	28,501	163,425
Corporate/Eliminations	(3,456)	(3,262)	(3,187)	(2,523)	(12,428)
Total	47,938	40,567	36,514	25,978	150,997

Operating (loss) income
Processing	(5,505)	(5,848)	(12,394)	(10,089)	(33,836)
IPG	(1,973)	(2,920)	(3,175)	(4,280)	(12,348)
All Other	(3,532)	(2,928)	(9,219)	(5,809)	(21,488)
Financial services	345	(1,249)	(1,701)	(1,016)	(3,621)
Technology and Other	1,145	589	945	136	2,815
Subtotal: Operating segments	(4,015)	(6,508)	(13,150)	(10,969)	(34,642)
Corporate/Eliminations	(2,421)	(3,912)	(1,062)	(2,211)	(9,606)
Total	(6,436)	(10,420)	(14,212)	(13,180)	(44,248)

Income and expense items: $1 = ZAR	14.7520	14.6022	15.3667	17.2810	17.5686

Table 9	Fiscal 2019
	In United States Dollars
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	F2019
	$ '000	$ '000	$ '000	$ '000	$ '000
Revenues
Processing	46,239	28,755	23,330	25,356	123,680
IPG	2,404	2,300	1,892	1,561	8,157
All Other	43,835	26,455	21,438	23,795	115,523
Financial services	25,442	11,779	10,550	9,263	57,034
Technology and Other	4,748	4,796	5,277	5,294	20,115
Subtotal: Operating segments	76,429	45,330	39,157	39,913	200,829
Corporate/Eliminations	(5,883)	(3,288)	(2,571)	(22,860)	(34,602)
Total	70,546	42,042	36,586	17,053	166,227

Operating (loss) income
Processing	(7,091)	(23,481)	(15,431)	(5,572)	(51,575)
IPG	(2,238)	(9,425)	(1,877)	(2,561)	(16,101)
All Other	(4,853)	(14,056)	(13,554)	(3,011)	(35,474)
Financial services	4,038	(25,144)	(4,477)	(4,485)	(30,068)
Technology and Other	210	335	164	(6,003)	(5,294)
Subtotal: Operating segments	(2,843)	(48,290)	(19,744)	(16,060)	(86,937)
Corporate/Eliminations	(4,492)	(3,175)	(4,032)	(36,296)	(47,995)
Total	(7,335)	(51,465)	(23,776)	(52,356)	(134,932)

Income and expense items: $1 = ZAR	14.8587	14.3236	14.1703	14.2884	14.2695

Liquidity and Capital Resources

At September 30, 2020, our cash and cash equivalents were $209.2 million and comprised of U.S. dollar-denominated balances of $174.0 million, ZAR-denominated balances of ZAR 547.2 million ($32.5 million), and other currency deposits, primarily Botswana pula, of $2.7 million, all amounts translated at exchange rates applicable as of September 30, 2020. The decrease in our unrestricted cash balances from June 30, 2020, was primarily due to the payment of Federal income taxes, weak trading activities and an increase in our lending book, which was partially offset by the receipt of the outstanding proceeds related to the sale of our Korean business.

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

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of September 30, 2020:

Table 10	RMB		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft	-	-	2,970	50,000
Overdraft restricted as to use(1)	71,283	1,200,000	14,851	250,000
Total overdraft	71,283	1,200,000	17,821	300,000
Indirect and derivative facilities(2)	-	-	8,910	150,000
Total short-term facilities available	71,283	1,200,000	26,731	450,000

Utilized short-term facilities:
Overdraft restricted as to use(1)	6,681	112,470	45	752
Indirect and derivative facilities(2)	-	-	5,557	93,556

RMB interest rate, based on South African prime rate		7.00%
Interest rate, based on South African prime rate less 1.15%				5.85%

(1) Overdraft may only be used to fund mobile ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by Nedbank to various third parties on our behalf.

Restricted cash

We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of September 30, 2020, includes restricted cash of approximately $6.7 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our unaudited condensed consolidated balance sheet.

Cash flows from operating activities

First quarter

Net cash used in operating activities during the first quarter of fiscal 2021 was $29.9 million (ZAR 501.2 million) compared to $18.3 million (ZAR 270.4 million) during the first quarter of fiscal 2020. Excluding the impact of income taxes, our cash used in operating activities during the first quarter of fiscal 2021 was impacted by the cash losses incurred by the majority of our continuing operations and the growth in our lending book. Our net cash used in operating activities during the first quarter of fiscal 2020 includes the contribution from our Korean operations.

During the first quarter of fiscal 2021, we paid South African tax of $0.2 million (ZAR 3.4 million) related to our 2020 tax year. We also paid taxes totaling $15.2 million in other tax jurisdictions, primarily in the U.S. During the first quarter of fiscal 2020, we paid South African tax of $0.8 million (ZAR 11.6 million) related to our 2019 tax year. We also paid taxes totaling $1.1 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the first quarter of fiscal 2021 and 2020 were as follows:

Table 11	Three months ended September 30,
	2020	2019	2020	2019
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	205	782	3,423	11,620
Tax refund received	(12)	(28)	(205)	(392)
Total South African taxes (refunded) paid	193	754	3,218	11,228
Foreign taxes paid: Korea	15,213	1,129	254,450	15,907
Total tax paid	15,406	1,883	257,668	27,135

Cash flows from investing activities

First quarter

Cash used in investing activities for the first quarter of fiscal 2021 included capital expenditures of $0.3 million (ZAR 4.6 million), primarily due to the acquisition of computer equipment and leasehold improvements in South Africa. We received $20.1 million related to the sale of our Korean business in March 2020 following the successful refund application of the amounts withheld and paid to the South Korean tax authorities pursuant to that transaction. We also received the first of the eighteen scheduled repayments due on the deferred sale proceeds related to the April 2020 sale of DNI.

Cash used in investing activities for the first quarter of fiscal 2020 included capital expenditures of $2.6 million (ZAR 38.7 million), primarily due to the acquisition of ATMs in South Africa. We also made a further equity contribution of $1.3 million to V2 and received $4.3 million from DNI related to the settlement of a ZAR 60.0 million loan outstanding.

Cash flows from financing activities

First quarter

During the first quarter of fiscal 2021, we utilized approximately $69.1 million from our South African overdraft facilities to fund our ATMs, and repaid $76.9 million of these facilities.

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

Capital Expenditures

We expect capital spending for the second quarter of fiscal 2021 be higher due to the purchase of vehicles from CPS on October 15, 2020. These vehicles largely comprise the fleet of customized mobile ATMs used to deliver a service to rural communities and were previously leased from CPS. The balance of capital spending will be primarily to maintain our capital equipment.

Our capital expenditures for the first quarter of fiscal 2021 and 2020 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of September 30, 2020, of $0.2 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 4 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest rate. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2020, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of September 30, 2020. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of September 30, 2020, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 12	As of September 30, 2020
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South Africa overdraft (South African prime interest rate)	4,158	1%	4,752

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and in light of the insufficient time to assess the effectiveness of the procedures we have adopted to remediate the material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, our interim chief executive officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, and we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Part II. Other Information

Item 1. Legal Proceedings

CPS placed into business rescue and SASSA application to place CPS into liquidation

On June 18, 2020, SASSA launched an urgent application with the High Court of South Africa, Gauteng Division, Pretoria, or High Court, to place CPS into liquidation and declare the business rescue process invalid. The matter was heard on October 16, 2020, and the High Court ordered that CPS be placed into liquidation. We do not intend to appeal the order of the High Court.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.28	Separation and Release of Claims Agreement, dated August 5, 2020, by and between the Company and Herman G. Kotzé	X	8-K	10.1	August 5, 2020
10.29	Consulting Agreement, dated August 5, 2020, by and between the Company and Ali Mazanderani	X	8-K	10.1	August 5, 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary