Form 10-Q
period 2020-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2021-02-04
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 2, 2021 (the latest practicable date), 56,614,559 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

	Form 10-Q NET 1 UEPS TECHNOLOGIES, INC Table of Contents
		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020	2
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2020 and 2019 (as restated)	3
	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended December 31, 2020 and 2019	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the three and six months ended December 31, 2020 and 2019	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2020 and 2019	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 6.	Exhibits	58
Signatures		58
EXHIBIT 10.30

Part I. Financial information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2020	2020(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$206,251	$217,671
Restricted cash related to ATM funding (Note 9)	60,803	14,814
Accounts receivable, net and other receivables (Note 3)	24,447	43,068
Finance loans receivable, net (Note 3)	21,620	15,879
Inventory (Note 4)	20,939	19,860
Total current assets before settlement assets	334,060	311,292
Settlement assets	2,814	8,014
Total current assets	336,874	319,306
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - December: $35,954 June: $29,524	8,687	6,656
OPERATING LEASE RIGHT-OF-USE (Note 17)	5,112	5,395
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	53,126	65,836
GOODWILL (Note 7)	28,455	24,169
INTANGIBLE ASSETS, NET (Note 7)	536	612
DEFERRED INCOME TAXES	281	358
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 6 and 8)	43,907	31,346
TOTAL ASSETS	476,978	453,678

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 9)	60,803	14,814
Accounts payable	6,109	6,287
Other payables (Note 10)	25,066	23,779
Operating lease liability - current (Note 17)	2,585	2,251
Income taxes payable	984	16,157
Total current liabilities before settlement obligations	95,547	63,288
Settlement obligations	2,814	8,015
Total current liabilities	98,361	71,303
DEFERRED INCOME TAXES	3,262	1,859
OPERATING LEASE LIABILITY - LONG TERM (Note 17)	2,715	3,312
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	2,400	2,012
TOTAL LIABILITIES	106,738	78,486
REDEEMABLE COMMON STOCK	84,979	84,979

EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - December: 56,614,559 June: 57,118,925	80	80

PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: December: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	302,196	301,489
TREASURY SHARES, AT COST: December: 24,891,292 June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 12)	(141,242)	(169,075)
RETAINED EARNINGS	411,178	444,670
TOTAL NET1 EQUITY	285,261	290,213
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	285,261	290,213

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$476,978	$453,678

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
		(as restated)(A)		(as restated)(A)
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE (Note 16)	$32,305	$38,918	$67,441	$85,134

EXPENSE

Cost of goods sold, IT processing, servicing and support	24,339	26,746	50,799	57,452
Selling, general and administration	22,097	21,418	40,625	42,040
Depreciation and amortization	1,074	1,174	1,997	2,498

OPERATING LOSS	(15,205)	(10,420)	(25,980)	(16,856)

CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 5 and 6)	15,128	-	15,128	-

GAIN ON DISPOSAL OF FIHRST (Note 2)	-	9,743	-	9,743

LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 6)	13	-	13	-

INTEREST INCOME	717	1,082	1,328	1,445

INTEREST EXPENSE	677	3,129	1,424	4,476

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(50)	(2,724)	(10,961)	(10,144)

INCOME TAX EXPENSE (Note 19)	3,468	707	2,378	1,677

NET LOSS BEFORE (LOSS) INCOME FROM EQUITY-ACCOUNTED INVESTMENTS	(3,518)	(3,431)	(13,339)	(11,821)

(LOSS) INCOME FROM EQUITY-ACCOUNTED INVESTMENTS (Note 6)	(1,016)	506	(20,153)	1,569

NET LOSS FROM CONTINUING OPERATIONS	(4,534)	(2,925)	(33,492)	(10,252)

NET INCOME FROM DISCONTINUED OPERATIONS (Note 21)	-	2,720	-	5,655

NET LOSS	(4,534)	(205)	(33,492)	(4,597)

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	(4,534)	(205)	(33,492)	(4,597)
Continuing	(4,534)	(2,925)	(33,492)	(10,252)
Discontinued	$-	$2,720	$-	$5,655

Net (loss) earnings per share, in United States dollars (Note 14):
Basic (loss) earnings attributable to Net1 shareholders	$(0.08)	$-	$(0.59)	$(0.08)
Continuing	$(0.08)	$(0.05)	$(0.59)	$(0.18)
Discontinued	$-	$0.05	$-	$0.10
Diluted (loss) earnings attributable to Net1 shareholders	$(0.08)	$-	$(0.59)	$(0.08)
Continuing	$(0.08)	$(0.05)	$(0.59)	$(0.18)
Discontinued	$-	$0.05	$-	$0.10

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)

Net loss	$(4,534)	$(205)	$(33,492)	$(4,597)

Other comprehensive income (loss), net of taxes
Movement in foreign currency translation reserve	20,003	19,114	26,145	1,029
Release of foreign currency translation reserve related to disposal of FIHRST	-	1,578	-	1,578
Movement in foreign currency translation reserve related to equity-accounted investments	-	(491)	1,688	2,227
Total other comprehensive income, net of taxes	20,003	20,201	27,833	4,834

Comprehensive income (loss)	15,469	19,996	(5,659)	237

Comprehensive income (loss) attributable to Net1	$15,469	$19,996	$(5,659)	$237

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended December 31, 2019 (dollar amounts in thousands)
Balance – October 1, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$277,455	$518,636	$(211,179)	$298,041	$-	$298,041	$107,672

Stock-based compensation charge (Note 13)						436			436		436

Net loss							(205)		(205)	-	(205)

Other comprehensive income (Note 12)								20,201	20,201	-	20,201

Balance – December 31, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$277,891	$518,431	$(190,978)	$318,473	$-	$318,473	$107,672

	For the six months ended December 31, 2019 (dollar amounts in thousands)

Balance – July 1, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$523,028	$(195,812)	$317,342	$-	$317,342	$107,672

Stock-based compensation charge (Note 13)						823			823		823

Stock-based compensation charge related to equity accounted investment						71			71		71

Net loss							(4,597)		(4,597)	-	(4,597)

Other comprehensive income								4,834	4,834	-	4,834

Balance – December 31, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$277,891	$518,431	$(190,978)	$318,473	$-	$318,473	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock

	For the three months ended December 31, 2020 (dollar amounts in thousands)

Balance – October 1, 2020	81,530,017	$80	(24,891,292)	$(286,951)	56,638,725	$301,946	$415,712	$(161,245)	$269,542	$-	$269,542	$84,979

Exercise of stock option (Note 13)	5,834	-			5,834	18			18		18

Stock-based compensation charge (Note 13)						246			246		246

Reversal of stock-based compensation charge (Note 13)	(30,000)				(30,000)	(14)			(14)		(14)

Net loss							(4,534)		(4,534)	-	(4,534)

Other comprehensive income (Note 12)								20,003	20,003	-	20,003

Balance – December 31, 2020	81,505,851	$80	(24,891,292)	$(286,951)	56,614,559	$302,196	$411,178	$(141,242)	$285,261	$-	$285,261	$84,979

	For the six months ended December 31, 2020 (dollar amounts in thousands)

Balance – July 1, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

Exercise of stock option (Note 13)	5,834	-			5,834	18			18		18

Stock-based compensation charge (Note 13)						928			928		928

Reversal of stock-based compensation charge (Note 13)	(510,200)				(510,200)	(297)			(297)		(297)

Stock-based compensation charge related to equity accounted investment (Note 6)						(40)			(40)		(40)

Proceeds from disgorgement of shareholders' short-swing profits (Note 22)						98			98		98

Net loss							(33,492)		(33,492)	-	(33,492)

Other comprehensive income (Note 12)								27,833	27,833	-	27,833

Balance – December 31, 2020	81,505,851	$80	(24,891,292)	$(286,951)	56,614,559	$302,196	$411,178	$(141,242)	$285,261	$-	$285,261	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)

Cash flows from operating activities
Net loss	$(4,534)	$(205)	$(33,492)	$(4,597)
Depreciation and amortization	1,074	4,381	1,997	9,146
Movement in allowance for doubtful accounts receivable	100	(429)	614	83
Loss from equity-accounted investments (Note 6)	1,016	(506)	20,153	(1,569)
Movement in allowance for doubtful loans to equity-accounted investments	661	620	739	620
Change in fair value of equity securities (Note 5 and 6)	(15,128)	-	(15,128)	-
Fair value adjustment related to financial liabilities	790	147	1,676	234
Interest payable	42	526	(21)	1,158
Gain on disposal of FIHRST (Note 2)	-	(9,743)	-	(9,743)
Loss on disposal of equity-accounted investment (Note 2)	13	-	13	-
Loss (Profit) on disposal of property, plant and equipment	752	(49)	742	(203)
Stock-based compensation charge (Note 13)	232	436	631	823
Dividends received from equity accounted investments	68	380	125	1,448
Decrease (Increase) in accounts receivable and finance loans receivable	6,559	8,767	(1,556)	3,101
(Increase) Decrease in inventory	(145)	(682)	2,214	(12,995)
(Decrease) Increase in accounts payable and other payables	(3,084)	3,132	(3,499)	(264)
(Decrease) Increase in taxes payable	(421)	(2,244)	(15,338)	(956)
Increase (Decrease) in deferred taxes	26	(117)	(1,729)	(205)
Net cash (used in) provided by operating activities	(11,979)	4,414	(41,859)	(13,919)

Cash flows from investing activities
Capital expenditures	(3,023)	(827)	(3,298)	(3,451)
Proceeds from disposal of property, plant and equipment	75	90	91	303
Proceeds from disposal of DNI as equity-accounted investment (Note 3)	5,815	-	6,144	-
Proceeds from disposal of Net1 Korea, net of cash disposed (Note 2)	-	-	20,114	-
Proceeds from disposal of FIHRST, net of cash disposed (Note 2)	-	10,895	-	10,895
Investment in equity-accounted investments (Note 6)	-	-	-	(1,250)
Loan to equity-accounted investment (Note 6)	(1,160)	(612)	(1,238)	(612)
Repayment of loans by equity-accounted investments	-	-	-	4,268
Net change in settlement assets	1,377	3,371	5,445	(10,138)
Net cash provided by investing activities	3,084	12,917	27,258	15

Cash flows from financing activities
Proceeds from bank overdraft (Note 9)	137,333	207,876	206,479	391,550
Repayment of bank overdraft (Note 9)	(88,258)	(193,725)	(165,108)	(378,554)
Proceeds from disgorgement of shareholders' short-swing profits (Note 22)	26	-	124	-
Proceeds from exercise of stock options	18	-	18	-
Long-term borrowings utilized (Note 9)	-	-	-	14,798
Repayment of long-term borrowings (Note 9)	-	(11,313)	-	(11,313)
Guarantee fee	-	-	-	(148)
Finance lease capital repayments	-	(26)	-	(52)
Net change in settlement obligations	(1,377)	(3,371)	(5,445)	10,138
Net cash provided by (used in) financing activities	47,742	(559)	36,068	26,419

Effect of exchange rate changes on cash	12,296	7,508	13,102	1,053
Net increase in cash, cash equivalents and restricted cash	51,143	24,280	34,569	13,568
Cash, cash equivalents and restricted cash – beginning of period	215,911	110,799	232,485	121,511
Cash, cash equivalents and restricted cash – end of period (Note 15)	$267,054	$135,079	$267,054	$135,079

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three and six months ended December 31, 2020 and 2019

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended December 31, 2020 and 2019, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Impact of COVID-19 on the Company’s business

The COVID-19 pandemic did not impact the Company’s South African operations as severely during the three and six months ended December 31, 2020, compared to the last four months of the year ended June 30, 2020. However, on December 28, 2020, the country moved back to Level 3 restrictions which remain in place as of the date of this report. This level of restrictions is not as severe as that applied during April and May 2020 but is greater than was applied through most of the six months ended December 31, 2020. The increase in restrictions was in response to a second wave of infections, which has been more severe than the first wave. While all the Company’s businesses continue to operate, it has increased preventive measures and it is unclear to what extent activity levels will be affected. The Company has experienced an increase in claims in its life insurance business, which the Company believes is linked to the second wave.

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

Recent accounting pronouncements adopted

There were no new accounting pronouncements adopted by the Company during the three and six months ended December 31, 2020.

Recent accounting pronouncements not yet adopted as of December 31, 2020

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

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements not yet adopted as of December 31, 2020 (continued)

In November 2019, the FASB issued guidance regarding Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The guidance provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities, including Smaller Reporting Companies. The Company is a Smaller Reporting Company. Specifically, the guidance changes some effective dates for certain new standards on the following topics in the FASB Codification, namely Derivatives and Hedging (ASC 815); Leases (ASC 842); Financial Instruments — Credit Losses (ASC 326); and Intangibles — Goodwill and Other (ASC 350). The guidance defers the adoption date of guidance regarding Measurement of Credit Losses on Financial Instruments by the Company from July 1, 2020 to July 1, 2023, and defers the adoption guidance regarding Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement by the Company from July 1, 2020 to July 1, 2021.

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

Restatement of financial statements

Related to overstatement of revenue and cost of goods sold, IT processing, servicing and support

In November 2020, the Company identified an error with respect to the recognition of certain revenue and related cost of goods sold, IT processing, servicing and support during its assessment and systems development of new products. The Company incorrectly duplicated the recognition of acquiring fees in revenue and recorded an equal and opposite entry in cost of goods sold, IT processing, servicing and support in its unaudited condensed consolidated statement of operations due to the misinterpretation of certain system reports. The error did not impact on the Company’s operating income (loss), net income, balance sheet or cash flows. The Company determined that the error impacted reported results for the period from July 1, 2018 to September 30, 2020. The error impacts the Company’s reported results and the Company has restated its unaudited condensed consolidated statement of operations and certain note presentation, primarily Note 16 (Revenue) and Note 18 (Operating segments) for the three and six months ended December 31, 2019, to correct for the error.

The tables below present the impact of the restatement on the Company’s unaudited condensed consolidated statement of operations for the three months ended September 30, 2020, and the three and six months ended December 31, 2019:

Unaudited condensed consolidated statement of operations
	Three months ended September 30, 2020(1)
	As reported	Correction	As restated
	(in thousands)
Revenue	$37,113	$(1,977)	$35,136
Cost of goods sold, IT processing, servicing and support	$28,437	$(1,977)	$26,460

	Three months ended December 31, 2019
	As reported	Correction	As restated
	(in thousands)
Revenue	$40,567	$(1,649)	$38,918
Cost of goods sold, IT processing, servicing and support	$28,395	$(1,649)	$26,746

	Six months ended December 31, 2019
	As reported	Correction	As restated
	(in thousands)
Revenue	$88,505	$(3,371)	$85,134
Cost of goods sold, IT processing, servicing and support	$60,823	$(3,371)	$57,452

(1) The error for the three months ended December 31, 2020, also impacted the six months ended December 31, 2020, by the same amount and the therefore the amounts reported for the six months ended December 31, 2020, include the correction of the error.

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Restatement of financial statements (continued)

Related to overstatement of revenue and cost of goods sold, IT processing, servicing and support (continued)

The table below presents the impact of the restatement on the affected lines in the Processing and Total columns included in the revenue note (Note 16) for the three months ended September 30, 2020, and the three and six months ended December 31, 2019:

	Three months ended		Three months ended		Six months ended
	September 30, 2020(1)		December 31, 2019
	Processing	Total	Processing	Total	Processing	Total
Processing fees - as restated	$16,330	$16,929	$14,938	$16,236	$29,132	$31,679
As reported	18,307	18,906	16,587	17,885	32,503	35,050
Correction	(1,977)	(1,977)	(1,649)	(1,649)	(3,371)	(3,371)
South Africa - as restated	14,774	15,373	14,088	15,386	27,083	29,630
As reported	16,751	17,350	15,737	17,035	30,454	33,001
Correction	(1,977)	(1,977)	(1,649)	(1,649)	(3,371)	(3,371)
Rest of world	$1,556	$1,556	$850	$850	$2,049	$2,049

Total revenue, derived from the following geographic locations - as restated	$21,518	$35,136	$22,847	$38,918	$48,940	$85,134
As reported	23,495	37,113	24,496	40,567	52,311	88,505
Correction	(1,977)	(1,977)	(1,649)	(1,649)	(3,371)	(3,371)
South Africa - as restated	19,962	33,580	21,997	38,068	46,891	83,085
As reported	21,939	35,557	23,646	39,717	50,262	86,456
Correction	(1,977)	(1,977)	(1,649)	(1,649)	(3,371)	(3,371)
Rest of world	$1,556	$1,556	$850	$850	$2,049	$2,049

(1) The error for the three months ended December 31, 2020, also impacted the six months ended December 31, 2020, by the same amount and the therefore the amount reported for the six months ended December 31, 2020, includes the correction of the error.

The table below presents the impact of the restatement to the Processing operating segment revenue included in the operating segment note (Note 18) for the three months ended September 30, 2020, and the three and six months ended December 31, 2019:

	Revenue (as restated)
	Reportable Segment	Inter-segment	From external customers

Processing - as restated(1)	$22,506	$988	$21,518
As reported	24,483	988	23,495
Correction	(1,977)	-	(1,977)
Total for the three months ended September 30, 2020 - as restated	36,982	1,846	35,136
As reported	38,959	1,846	37,113
Correction	(1,977)	-	(1,977)

Processing - as restated	$25,022	$2,175	$22,847
As reported	26,671	2,175	24,496
Correction	(1,649)	-	(1,649)
Total for the three months ended December 31, 2019 - as restated	42,180	3,262	38,918
As reported	43,829	3,262	40,567
Correction	(1,649)	-	(1,649)

Processing - as restated	$53,317	$4,377	$48,940
As reported	56,688	4,377	52,311
Correction	(3,371)	-	(3,371)
Total for the six months ended December 31, 2019 - as restated	91,852	6,718	85,134
As reported	95,223	6,718	88,505
Correction	$(3,371)	$-	$(3,371)

(1) The error for the three months ended December 31, 2020, also impacted the six months ended December 31, 2020, by the same amount and the therefore the amounts reported for the six months ended December 31, 2020, include the correction of the error.

2.Disposal of controlling interest in FIHRST

2020 Disposals

December 2019 disposal of FIHRST

In November 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”), entered into an agreement with Transaction Capital Payment Solutions Proprietary Limited, or its nominee, a limited liability private company incorporated in the Republic of South Africa, pursuant to which Net1 SA agreed to sell its entire shareholding in Net1 FIHRST Holdings Proprietary Limited (“FIHRST”) for $11.7 million (ZAR 172.2 million). The transaction closed in December 2019. FIHRST was deconsolidated following the closing of the transaction. Net1 SA was obliged to utilize the full purchase price received from the sale of FIHRST to partially settle its obligations under its lending arrangements and applied the proceeds received against its outstanding borrowings.

The table below presents the impact of the deconsolidation of FIHRST and the calculation of the net gain recognized on deconsolidation:

FIHRST
December 31,
2019
Fair value of consideration received	$11,749
Less: carrying value of FIHRST, comprising	1,870
Cash and cash equivalents	854
Accounts receivable, net	367
Property, plant and equipment, net	64
Goodwill (Note 7)	599
Intangible assets, net	30
Deferred income taxes assets	42
Accounts payable	(7)
Other payables	(1,437)
Income taxes payable	(220)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 12)	1,578
Settlement assets	17,406
Settlement liabilities	(17,406)
Gain recognized on disposal, before tax	9,879
Taxes related to gain recognized on disposal, comprising:	-
Capital gains tax	2,418
Release of valuation allowance related to capital losses previously unutilized(1)	(2,418)
Transaction costs	136
Gain recognized on disposal, after tax	$9,743

(1) Net1 SA recorded a valuation allowance related to capital losses previously generated but not utilized. A portion of these unutilized capital losses was utilized as a result of the disposal of FIHRST and, therefore, the equivalent portion of the valuation allowance created was released.

3. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of December 31, 2020, and June 30, 2020, are presented in the table below:

	December 31,	June 30,
	2020	2020

Accounts receivable, trade, net	$10,288	$8,458
Accounts receivable, trade, gross	10,647	8,711
Allowance for doubtful accounts receivable, end of period	359	253
Beginning of period	253	661
Reversed to statement of operations	-	(155)
Charged to statement of operations	70	181
Utilized	(11)	(151)
Deconsolidation	-	(178)
Foreign currency adjustment	47	(105)

Taxes refundable related to sale of Net1 Korea	-	19,796
Loans provided to Carbon	3,000	3,000
Current portion of amount outstanding related to sale of remaining interest in DNI	-	2,756
Other receivables	11,159	9,058
Total accounts receivable, net and other receivables	$24,447	$43,068

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

On October 26, 2020, DNI settled the full amount outstanding of $5.7 million related to sale of the remaining interest in DNI, including the amounts included in other long-term assets, refer to Note 6. The Company received $0.3 million on September 30, 2020, for total receipts of $6.0 million.

Other receivables include prepayments, deposits and other receivables.

Finance loans receivable, net

The Company’s finance loans receivable, net, as of December 31, 2020, and June 30, 2020, is presented in the table below:

	December 31,	June 30,
	2020	2020

Microlending finance loans receivable, net	$21,620	$15,879
Microlending finance loans receivable, gross	24,017	17,737
Allowance for doubtful finance loans receivable, end of period	2,397	1,858
Beginning of period	1,858	3,199
Reversed to statement of operations	(557)	(492)
Charged to statement of operations	1,105	1,211
Utilized	(369)	(1,451)
Foreign currency adjustment	360	(609)

Working capital finance loans receivable, gross	-	5,800
Allowance for doubtful finance loans receivable, end of period	-	5,800
Beginning of period	5,800	5,800
Utilized	(5,800)	-

Total accounts receivable, net	$21,620	$15,879

Gross microlending finance loans receivable as of December 31, 2020, increased compared to June 30, 2020, following subdued lending activity due to COVID-19 restrictions in April and early May 2020. The Company was unable to originate any significant loans in April and early May 2020.

3. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Finance loans receivable, net (continued)

The Company created an allowance for doubtful working capital finance receivables related to a receivable due from a customer based in the United States during the year ended June 30, 2018. The Company commenced legal proceedings against the customer in 2018. The customer is engaged in bankruptcy proceedings. In December 2020, the Company withdrew its claim lodged in the bankruptcy proceedings because it does not believe it will recover the receivable via these proceedings, or via any other process. In December 2020, the Company utilized the entire allowance for doubtful working capital finance receivables against the outstanding receivable.

4. Inventory

The Company’s inventory comprised the following categories as of December 31, 2020, and June 30, 2020:

	December 31,	June 30,
	2020	2020

Finished goods	$20,939	$15,618
Finished goods subject to sale restrictions	-	4,242
	$20,939	$19,860

Finished goods subject to sale restrictions represents airtime inventory purchased in March 2020, that could only be sold by the Company from October 1, 2020.As of December 31, 2020, finished goods includes $16.4 million of airtime inventory that was previously classified as finished goods subject to sale restrictions.

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

Interest rate risk

As a result of its normal borrowing activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. The Company generally maintains investments in cash equivalents and held to maturity investments and has occasionally invested in marketable securities.

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

5. Fair value of financial instruments (continued)

Risk management (continued)

Credit risk

Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties. The Company maintains credit risk policies in respect of its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty’s financial condition, credit rating, and other credit criteria and risk mitigation tools as the Company’s management deems appropriate. With respect to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of “B” (or its equivalent) or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

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

Equity liquidity risk relates to the risk of loss that the Company would incur as a result of the lack of liquidity on the exchange on which those securities are listed. The Company may not be able to sell some or all of these securities at one time, or over an extended period of time without influencing the exchange traded price, or at all.

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of December 31, 2020, and June 30, 2020, and valued Cell C at $0.0 (zero) at December 31, 2020, and June 30, 2020. The Company believes the Cell C business plan utilized in the Company’s valuation is reasonable based on the current performance and the expected changes in Cell C’s business model. The Company changed certain valuation assumptions when preparing the December 31, 2020, valuation compared with the June 30, 2020, valuation. For the December 31, 2020, valuation, the Company incorporated the payments under the lease liabilities into the cash flow forecasts instead of including the December 31, 2020, carrying value in net debt and assumed that the deferred tax asset would be utilized over the forecast period instead of including the fair value of the deferred tax asset as of December 31, 2020, in the valuation. For the June 30, 2020, valuation, the Company included the carrying value of the lease liabilities within net debt and included the June 30, 2020, fair value of the deferred tax asset in the valuation. The Company utilized the latest approved business plan provided by Cell C management for the period ended December 31, 2025, for the December 31, 2020 valuation and the period ended December 31, 2024 for the June 30, 2020 valuation, and the following key valuation inputs were used as of December 31, 2020 and June 30, 2020:

Weighted Average Cost of Capital ("WACC"):	Between 17% and 22% over the period of the forecast
Long term growth rate:	3% (3% as of June 30, 2020)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - December 31, 2020:(1)	ZAR 11.2 billion ($0.8 billion), includes no lease liabilities
Net adjusted external debt - June 30, 2020:(2)	ZAR 15.8 billion ($0.9 billion), includes ZAR4.4 billion of lease liabilities
Deferred tax (incl, assessed tax losses) - December 31, 2020:(1)	ZAR 0 ($0)
Deferred tax (incl, assessed tax losses) - June 30, 2020:(2)	ZAR 2.9 billion ($167.3 million)

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of December 31, 2020.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2020.

5. Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 1.0% increase and 1.0% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on December 31, 2020, all amounts translated at exchange rates applicable as of December 31, 2020:

Sensitivity for fair value of Cell C investment	1.0% increase	1.0% decrease
WACC rate	$-	$1,514
EBITDA margin	$627	$-

The fair value of the Cell C shares as of December 31, 2020, represented 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. All of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “B” (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that are measured under Level 1 or 3 of the fair value hierarchy. The Company had no outstanding foreign exchange contracts as of December 31, 2020, or June 30, 2020.

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2020, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	593	-	-	593
Fixed maturity investments (included in cash and cash equivalents)	-	-	-	-
Total assets at fair value	$593	$-	$-	$593

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

5. Fair value of financial instruments (continued)

There have been no transfers in or out of Level 3 during the three and six months ended December 31, 2020 and 2019, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three and six months ended December 31, 2020 and 2019.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the six months ended December 31, 2020:

Carrying value
Assets
Balance as of June 30, 2020	$-
Foreign currency adjustment(1)	-
Balance as of December 31, 2020	$-

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

Assets measured at fair value on a nonrecurring basis

The Company measures equity investments without readily determinable fair values at fair value on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value and the excess is determined to be other-than-temporary. Refer to Note 6 for impairment charges recorded during the reporting periods presented herein. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

6.Equity-accounted investments and other long-term assets

Refer to Note 10 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020, for additional information regarding its equity-accounted investments and other long-term assets.

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of December 31, 2020, and June 30, 2020, was as follows:

	December 31,	June 30,
	2020	2020
Bank Frick & Co AG (“Bank Frick”)	35%	35%
Finbond Group Limited (“Finbond”)	31%	31%
Carbon Tech Limited (“Carbon”)	25%	25%
Revix (“Revix”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
V2 Limited (“V2”)	50%	50%
Walletdoc Proprietary Limited (“Walletdoc”)	-	20%

6.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Finbond

As of December 31, 2020, the Company owned 268,820,933 shares in Finbond representing approximately 31% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on December 31, 2020, the last trading day of the month, was ZAR 0.99 per share. The market value, using the December 31, 2020, closing price, of the Company’s holding in Finbond on December 31, 2020, was ZAR 266.1 million ($18.2 million translated at exchange rates applicable as of December 31, 2020).

Finbond published its half-year results to August 2020 in October 2020, which included the financial impact of the COVID-19 pandemic on its reported results during the reporting period. Finbond incurred losses during the six months to August 2020, and experienced a slow-down in its lending activities. Finbond reported that its lending activities have increased again since August 2020, albeit at a slower pace compared with the prior calendar period. Finbond’s share price declined substantially during the period from its fiscal year end (February 2020) to September 30, 2020, and the weakness in its traded share price continued post September 30, 2020. The Company considered the combination of the slow-down in business activity and the lower share price as impairment indicators. The Company performed an impairment assessment of its holding in Finbond as of September 30, 2020. The Company recorded an impairment loss of $16.8 million during the quarter ended September 30, 2020, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). There is limited trading in Finbond shares on the JSE because it has three shareholders that own approximately 90% of its issued and outstanding shares between them. The Company calculated a fair value per share for Finbond by applying a liquidity discount of 15% to the September 30, 2020, Finbond closing price of $1.04.

The Company performed a further impairment assessment of its holding in Finbond as of December 31, 2020, following a modest decline in its market price during the quarter ended December 31, 2020. The Company recorded an impairment loss of $0.8 million during the quarter ended December 31, 2020, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). The Company calculated a fair value per share for Finbond by applying a liquidity discount of 15% to the December 31, 2020, Finbond closing price. The total impairment charge for the six months ended December 31, 2020, was $17.6 million.

V2 Limited

In June 2020, V2 Limited drew down $0.5 million of the $5.0 million working capital facility granted by the Company to V2. In September 2020, the Company agreed to grant V2 an option to acquire the Company’s entire interest in V2 for an option price of $5.0 million plus the face value of the outstanding working capital facility. The option expired on December 31, 2020. The Company and V2 also agreed to reduce the $5.0 million working capital facility to $1.5 million. In October 2020, V2 drew down the remaining available $1.0 million of the working capital facility. The Company does not expect to recover its carrying value in V2 and has impaired its remaining interest in V2, recording an impairment loss of $0.5 million during the three and six months ended December 31, 2020. The Company also created an allowance for doubtful loans receivable of $0.5 million during the three and six months ended December 31, 2020, related to a portion of the working capital facility outstanding as of December 31, 2020.

Other

In November 2020, the Company’s subsidiary, Net1 SA, signed an agreement with Walletdoc under which Walletdoc agreed to repay the loan due to Net1 SA in full and Net1 SA agreed to dispose of its entire interest in Walletdoc to Walletdoc.

6.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the six months ended December 31, 2020:

	Bank Frick	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2020	$29,739	$30,876	$4,601	$65,216
Stock-based compensation	-	(40)	-	(40)
Comprehensive (loss) income:	979	(18,579)	(865)	(18,465)
Other comprehensive income	-	1,688	-	1,688
Equity accounted (loss) earnings	979	(20,267)	(865)	(20,153)
Share of net (loss) income	979	(2,617)	(317)	(1,955)
Impairment	-	(17,650)	(548)	(18,198)
Dividends received	-	-	(125)	(125)
Disposal of equity-accounted investment	-	-	(13)	(13)
Foreign currency adjustment(2)	2,301	3,178	74	5,553
Balance as of December 31, 2020	$33,019	$15,435	$3,672	$52,126

Investment in loans:
Balance as of June 30, 2020	$-	$-	$620	$620
Loans granted	-	-	1,238	1,238
Allowance for doubtful loans	-	-	(738)	(738)
Loans repaid	-	-	(134)	(134)
Foreign currency adjustment(2)	-	-	14	14
Balance as of December 31, 2020	$-	$-	$1,000	$1,000

		Equity	Loans	Total
Carrying amount as of :
June 30, 2020		$65,216	$620	$65,836
December 31, 2020		$52,126	$1,000	$53,126

(1) Includes Carbon, SmartSwitch Namibia, V2 and Walletdoc.

(2) The foreign currency adjustment represents the effects of the fluctuations of the Swiss franc, ZAR, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

Other long-term assets

Summarized below is the breakdown of other long-term assets as of December 31, 2020, and June 30, 2020:

	December 31,	June 30,
	2020	2020

Total equity investments	$42,121	$26,993
Investment in 15% of Cell C, at fair value (Note 5)	-	-
Investment in 12% of MobiKwik	42,121	26,993
Investment in 87.5% of CPS(1)	-	-
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Long-term portion of amount due from DNI related to sale of remaining interest in DNI	-	2,857
Policy holder assets under investment contracts (Note 8)	593	490
Reinsurance assets under insurance contracts (Note 8)	1,193	1,006
Total other long-term assets	$43,907	$31,346

(1) On October 16, 2020, the High Court of South Africa, Gauteng Division, Pretoria ordered that CPS be placed into liquidation.

6.Equity-accounted investments and other long-term assets (continued)

Other long-term assets (continued)

MobiKwik

In early November 2020, MobiKwik entered into an agreement to raise additional capital through the issuance of additional shares to a new shareholder at a valuation of $135.54 per share. The Company considered this transaction to be an observable price change in an orderly transaction for similar or identical equity securities issued by MobiKwik. The Company used this valuation as the basis for its adjustment to increase the carrying value in its investment in MobiKwik by $15.1 million from $27.0 million to $42.1 million as of December 31, 2020. The change in the fair value of MobiKwik of $15.1 million is included in the caption “Change in fair value of equity securities” in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2020.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of December 31, 2020:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$15,128	$-	$42,121
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$15,128	$-	$42,121

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

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of December 31, 2020:

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

7.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2020:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2020	$63,194	$(39,025)	$24,169
Foreign currency adjustment (1)	5,490	(1,204)	4,286
Balance as of December 31, 2020	$68,684	$(40,229)	$28,455

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

Refer to Note 18 for additional information regarding changes to the Company’s reportable segments during the six months ended December 31, 2020. Goodwill has been allocated to the Company’s reportable segments as follows:

	Processing	Financial services	Technology	Carrying value
Balance as of June 30, 2020	$9,989	$-	$14,180	$24,169
Foreign currency adjustment (1)	1,701	-	2,585	4,286
Balance as of December 31, 2020	$11,690	$-	$16,765	$28,455

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

Intangible assets

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2020, and June 30, 2020:

	As of December 31, 2020			As of June 30, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$20,620	$(20,467)	$153	$19,064	$(18,806)	$258
Software and unpatented
technology	4,190	(4,190)	-	3,931	(3,931)	-
FTS patent	2,614	(2,614)	-	2,211	(2,211)	-
Trademarks	3,034	(2,651)	383	2,731	(2,377)	354
Total finite-lived intangible assets	$30,458	$(29,922)	$536	$27,937	$(27,325)	$612
Infinite-lived intangible assets:
Financial institution licenses			-			-
Total infinite-lived intangible assets			-			-

Total intangible assets			$536			$612

7.Goodwill and intangible assets, net (continued)

Intangible assets (continued)

Aggregate amortization expense on the finite-lived intangible assets for the three months ended December 31, 2020 and 2019, was approximately $0.1 million and $0.1 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the six months ended December 31, 2020 and 2019, was approximately $0.2 million and $0.2 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on December 31, 2020, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2021	$376
Fiscal 2022	70
Fiscal 2023	70
Fiscal 2024	70
Fiscal 2025	69
Thereafter	70
Total future estimated annual amortization expense	$725

8.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the six months ended December 31, 2020:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2020	$1,006	$(1,370)
Increase in policy holder benefits under insurance contracts	220	3,721
Claims and policyholders’ benefits under insurance contracts	(216)	(3,729)
Foreign currency adjustment(3)	183	(249)
Balance as of December 31, 2020	$1,193	$(1,627)

(1) Included in other long-term assets (refer to Note 6);

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the six months ended December 31, 2020:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2020	$490	$(490)
Increase in policy holder benefits under investment contracts	13	(13)
Foreign currency adjustment (3)	90	(90)
Balance as of December 31, 2020	$593	$(593)

(1) Included in other long-term assets (refer to Note 6);

(2) Included in other long-term liabilities;

(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

9.Borrowings

Refer to Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020, for additional information regarding its borrowings.

South Africa

Nedbank facility, comprising short-term facilities

On November 2, 2020, the Company amended its short-term South African credit facility with Nedbank Limited to increase the indirect and derivative facilities component of the facility from ZAR 150.0 million to ZAR 159.0 million. As of December 31, 2020, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 459.0 million ($31.3 million). The credit facility comprises an overdraft facility of (i) up to ZAR 300.0 million ($20.5 million), which is further split into (a) a ZAR 250.0 million ($17.1 million) overdraft facility which may only be used to fund mobile ATMs and (b) a ZAR 50.0 million ($3.4 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 159.0 million ($10.8 million), which include guarantees, letters of credit and forward exchange contracts.

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of December 31, 2020, and the movement in the Company’s short-term facilities from as of June 30, 2020 to as of December 31, 2020, as well as the respective interest rates applied to the borrowings as of December 31, 2020:

	South Africa		Total
	RMB	Nedbank
Short-term facilities available as of December 31, 2020	$81,852	$31,310	$113,162
Overdraft	-	3,410	3,410
Overdraft restricted as to use for ATM funding only	81,852	17,052	98,904
Indirect and derivative facilities	-	10,848	10,848

Interest rate (%), based on South African prime rate	7.00
Interest rate (%), based on South African prime rate less 1.15%		5.85

Movement in utilized overdraft facilities:
Balance as of June 30, 2020	14,756	58	14,814
Utilized	189,928	16,551	206,479
Repaid	(155,670)	(9,438)	(165,108)
Foreign currency adjustment(1)	4,720	(102)	4,618
Balance as of December 31, 2020	53,734	7,069	60,803
Restricted as to use for ATM funding only	53,734	7,069	60,803

Movement in utilized indirect and derivative
facilities:
Balance as of June 30, 2020(2)	-	5,398	5,398
Utilized	-	3,826	3,826
Foreign currency adjustment(1)	-	1,455	1,455
Balance as of December 31, 2020(2)	$-	$10,679	$10,679

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) As of December 31, 2020 and June 30, 2020, the Company had utilized approximately ZAR 156.6 million ($10.7 million) and ZAR 93.6 million ($5.4 million), respectively, of its indirect and derivative facilities of ZAR 159.0 million (June 30, 2020: ZAR 150 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 20).

10.Other payables

Summarized below is the breakdown of other payables as of December 31, 2020, and June 30, 2020:

	December 31,	June 30,
	2020	2020
Accruals	$7,073	$6,045
Provisions	3,048	4,926
Other	13,140	11,329
Value-added tax payable	215	129
Payroll-related payables	1,039	887
Participating merchants' settlement obligation	551	463
	$25,066	$23,779

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

11.Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the six months ended December 31, 2020 and 2019, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the six months ended December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019

Number of shares, net of treasury:
Statement of changes in equity	56,614,559	56,568,425
Non-vested equity shares that have not vested as of end of period	294,000	583,908
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	56,320,559	55,984,517

12.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended December 31, 2020:

	Three months ended
	December 31, 2020
	Accumulated foreign currency translation reserve	Total
Balance as of October 1, 2020	$(161,245)	$(161,245)
Movement in foreign currency translation reserve	20,003	20,003
Balance as of December 31, 2020	$(141,242)	$(141,242)

12.Accumulated other comprehensive loss (continued)

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended December 31, 2019:

	Three months ended
	December 31, 2019
	Accumulated foreign currency translation reserve	Total
Balance as of October 1, 2019	$(211,179)	$(211,179)
Release of foreign currency translation reserve related to FIHRST disposal (Note 2)	1,578	1,578
Movement in foreign currency translation reserve related to equity-accounted investment	(491)	(491)
Movement in foreign currency translation reserve	19,114	19,114
Balance as of December 31, 2019	$(190,978)	$(190,978)

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2020:

	Six months ended
	December 31, 2020
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2020 (as restated, Note 1)	$(169,075)	$(169,075)
Movement in foreign currency translation reserve related to equity-accounted investment	1,688	1,688
Movement in foreign currency translation reserve	26,145	26,145
Balance as of December 31, 2020	$(141,242)	$(141,242)

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2019:

	Six months ended
	December 31, 2019
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2019	$(195,812)	$(195,812)
Release of foreign currency translation reserve related to FIHRST disposal (Note 2)	1,578	1,578
Movement in foreign currency translation reserve related to equity-accounted investment	2,227	2,227
Movement in foreign currency translation reserve	1,029	1,029
Balance as of December 31, 2019	$(190,978)	$(190,978)

There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the three and six months ended December 31, 2020. During the three and six months ended December 31, 2019, the Company reclassified $1.6 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the FIHRST disposal (refer to Note 2).

13.Stock-based compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan and the vesting terms of certain stock-based awards granted are described in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020.

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the six months ended December 31, 2020 and 2019:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2020	1,331,651	5.83	7.56	-	2.01
Granted - August 2020	150,000	3.50	3.00	166	1.11
Granted - November 2020	560,000	3.01	10.00	691	1.23
Exercised	(5,834)	3.07	-	21	-
Forfeited	(456,033)	7.03	-	-	2.26
Outstanding - December 31, 2020	1,579,784	4.28	8.04	2,104	1.59

Outstanding - June 30, 2019	864,579	7.81	7.05	-	2.62
Granted – October 2019	561,000	3.07	10.00	676	1.20
Outstanding - December 31, 2019	1,425,579	5.94	7.81	365	2.07

On August 5, 2020, the Company granted one of its non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant to the Company, 150,000 stock options with an exercise price of $3.50. These stock options are subject to the non-employee director’s continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date. The Company awarded 560,000 and 561,000 stock options to employees during the three and six months ended December 31, 2020 and 2019, respectively. During the six months ended December 31, 2020, the Company’s former chief executive officer forfeited 250,034 stock options with strike prices ranging from $6.20 to $11.23 per share following his separation from the Company. Employees forfeited 205,999 stock options during the three and six months ended December 31, 2020. No stock options were forfeited during the three and six months ended December 31, 2019.

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

The table below presents the range of assumptions used to value stock options granted during the six months ended December 31, 2020 and 2019:

	Six months ended
	December 31,
	2020	2019
Expected volatility	62%	57%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	0.19%	1.57%

13.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of December 31, 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - December 31, 2020	1,579,784	4.28	8.04	2,104

These options have an exercise price range of $3.01 to $11.23.

The following table presents stock options that are exercisable as of December 31, 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - December 31, 2020	472,299	6.37	7.17	274

During the three months ended December 31, 2020, ,181333 stock options became exercisable. No stock options became exercisable during the three months ended December 31, 2019. During the six months ended December 31, 2020 and 2019, respectively, 337,666 and 170,335 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the six months ended December 31, 2020 and 2019:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2020	1,115,500	5,354
Total vested	(311,300)	(1,037)
Vested – August 2020	(244,500)	(812)
Vested – September 2020 - accelerated vesting	(66,800)	(225)
Forfeitures	(510,200)	(1,766)
Non-vested – December 31, 2020	294,000	994

Non-vested – June 30, 2019	583,908	3,410
Non-vested – December 31, 2019	583,908	3,410

During the six months ended December 31, 2020, 244,500 shares of restricted stock with time-based vesting conditions vested. In connection with the Company’s former chief executive officer’s separation, the Company agreed to accelerate the vesting of 66,800 shares of restricted stock which were granted in February 2020, and which were subject to time-based vesting. These shares of restricted stock vested on September 30, 2020. The ,510200 shares of restricted stock that were forfeited during the six months ended December 31, 2020, includes 375,200 shares of restricted stock forfeited by the Company’s former chief executive officer upon his separation from the Company and 30,000 shares of restricted stock forfeited by an executive officer as the market condition (related to share price performance) was not achieved.

13.Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge, net during the three months ended December 31, 2020 and 2019, of $0.2 million and $0.4 million, respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended December 31, 2020
Stock-based compensation charge	$246	$-	$246
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(14)	-	(14)
Total - three months ended December 31, 2020	$232	$-	$232

Three months ended December 31, 2019
Stock-based compensation charge	$436	$-	$436
Total - three months ended December 31, 2019	$436	$-	$436

The Company recorded a stock-based compensation charge, net during the six months ended December 31, 2020 and 2019, of $0.6 million and $0.8 million respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Six months ended December 31, 2020
Stock-based compensation charge	$928	$-	$928
Reversal of stock compensation charge related to stock options and restricted stock forfeited	$(297)	$-	$(297)
Total - six months ended December 31, 2020	$631	$-	$631

Six months ended December 31, 2019
Stock-based compensation charge	$823	$-	$823
Total - six months ended December 31, 2019	$823	$-	$823

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of December 31, 2020, the total unrecognized compensation cost related to stock options was approximately $1.3 million, which the Company expects to recognize over approximately three years. As of December 31, 2020, the total unrecognized compensation cost related to restricted stock awards was approximately $0.7 million, which the Company expects to recognize over approximately two years.

As of December 31, 2020, and June 30, 2020, respectively, the Company recorded a deferred tax asset of approximately $0.04 million and $0.4 million, related to the stock-based compensation charge recognized related to employees of Net1. As of December 31, 2020, and June 30, 2020, respectively, the Company recorded a valuation allowance of approximately $0.04 million and $0.4 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended December 31, 2020 and 2019. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the three months ended December 31, 2020 and 2019, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

14.(Loss) Earnings per share (continued)

The following table presents net loss attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net loss attributable to Net1	$(4,534)	$(205)	$(33,492)	$(4,597)
Undistributed (loss) earnings	(4,534)	(205)	(33,492)	(4,597)
Continuing	(4,534)	(2,925)	(33,492)	(10,252)
Discontinued	$-	$2,720	$-	$5,655
Percent allocated to common shareholders
(Calculation 1)	99%	99%	99%	99%
Numerator for (loss) earnings per share: basic and diluted	(4,508)	(202)	(33,098)	(4,549)
Continuing	(4,508)	(2,894)	(33,098)	(10,146)
Discontinued	-	2,692	-	5,597

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	56,317	55,985	56,211	55,985
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	56,317	55,985	56,211	55,985

(Loss) Earnings per share:
Basic	$(0.08)	$-	$(0.59)	$(0.08)
Continuing	$(0.08)	$(0.05)	$(0.59)	$(0.18)
Discontinued	$-	$0.05	$-	$0.10
Diluted	$(0.08)	$-	$(0.59)	$(0.08)
Continuing	$(0.08)	$(0.05)	$(0.59)	$(0.18)
Discontinued	$-	$0.05	$-	$0.10

(Calculation 1)
Basic weighted-average common shares outstanding (A)	56,317	55,985	56,211	55,985
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,641	56,568	56,880	56,568
Percent allocated to common shareholders
(A) / (B)	99%	99%	99%	99%

14.(Loss) Earnings per share (continued)

Options to purchase 1,579,784 shares of the Company’s common stock at prices ranging from $3.01 to $11.23 per share were outstanding during the three and six months ended December 31, 2020, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 1,425,579 shares of the Company’s common stock at prices ranging from $3.07 to $11.23 per share were outstanding during the three and six months ended December 31, 2019, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through November 4, 2030, were still outstanding as of December 31, 2020.

15.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and six months ended December 31, 2020 and 2019:

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019

Cash received from interest	$714	$1,042	$1,209	$1,779
Cash paid for interest	$636	$2,293	$1,544	$3,107
Cash paid for income taxes	$765	$2,004	$16,171	$3,887

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company’s unaudited condensed consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company’s various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Refer to Note 9 for additional information regarding the Company’s facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of December 31, 2020 and 2019, and June 30, 2020:

	December 31, 2020	December 31, 2019	June 30, 2020
Continuing	$206,251	$19,390	$217,671
Discontinued	-	31,329	-
Cash and cash equivalents	206,251	50,719	217,671
Restricted cash	60,803	84,360	14,814
Cash, cash equivalents and restricted cash	$267,054	$135,079	$232,485

Leases

The following table presents supplemental cash flow disclosure related to leases for the three and six months ended December 31, 2020 and 2019:

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,007	$1,108	$1,879	$2,028

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,611	$2,260	$1,701	$2,490

16.Revenue recognition

Disaggregation of revenue

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended December 31, 2020:

	Processing	Financial services	Technology	Total
Processing fees	$14,755	$575	$-	$15,330
South Africa	13,877	575	-	14,452
Rest of world	878	-	-	878
Technology products	665	70	4,346	5,081
Telecom products and services	3,148	-	-	3,148
Lending revenue	-	5,288	-	5,288
Insurance revenue	-	1,613	-	1,613
Account holder fees	-	1,273	-	1,273
Other	244	76	252	572
Total revenue, derived from the following geographic locations	18,812	8,895	4,598	32,305
South Africa	17,934	8,895	4,598	31,427
Rest of world	$878	$-	$-	$878

As discussed in Note 18, the Company’s chief operating decision maker changed the Company’s operating and internal reporting structures during the three months ended September 30, 2020. Previously reported information has been restated.

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended December 31, 2019:

	Processing	Financial services	Technology	Total
	(as restated)			(as restated)(1)
Processing fees	$14,938	$1,298	$-	$16,236
South Africa(1)	14,088	1,298	-	15,386
Rest of world	850	-	-	850
Technology products	303	-	4,739	5,042
Telecom products and services	6,639	-	-	6,639
Lending revenue	-	5,384	-	5,384
Insurance revenue	-	1,372	-	1,372
Account holder fees	-	3,103	-	3,103
Other	967	160	15	1,142
Total revenue, derived from the following geographic locations	22,847	11,317	4,754	38,918
South Africa	21,997	11,317	4,754	38,068
Rest of world	$850	$-	$-	$850

(1) Processing fees South Africa and Total column has been restated for the error described in Note 1.

16.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the six months ended December 31, 2020:

	Processing	Financial services	Technology	Total
Processing fees	$31,085	$1,174	$-	$32,259
South Africa	28,651	1,174	-	29,825
Rest of world	2,434	-	-	2,434
Technology products	1,125	70	10,420	11,615
Telecom products and services	7,570	-	-	7,570
Lending revenue	-	9,488	-	9,488
Insurance revenue	-	3,070	-	3,070
Account holder fees	-	2,456	-	2,456
Other	550	157	276	983
Total revenue, derived from the following geographic locations	40,330	16,415	10,696	67,441
South Africa	37,896	16,415	10,696	65,007
Rest of world	$2,434	$-	$-	$2,434

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the six months ended December 31, 2019:

	Processing	Financial services	Technology	Total
	(as restated)			(as restated)(1)
Processing fees	$29,132	$2,547	$-	$31,679
South Africa(1)	27,083	2,547	-	29,630
Rest of world	2,049	-	-	2,049
Technology products	543	-	11,633	12,176
Telecom products and services	15,933	-	-	15,933
Lending revenue	-	10,538	-	10,538
Insurance revenue	-	2,758	-	2,758
Account holder fees	-	8,363	-	8,363
Other	3,332	326	29	3,687
Total revenue, derived from the following geographic locations	48,940	24,532	11,662	85,134
South Africa	46,891	24,532	11,662	83,085
Rest of world	$2,049	$-	$-	$2,049

(1) Processing fees South Africa and Total column has been restated for the error described in Note 1.

17.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during each of the three months ended December 31, 2020 and 2019 was $0.9 million, respectively. The Company does not have any significant leases that have not commenced as of December 31, 2020.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended December 31, 2020 and 2019, was $ 0.9 million and $ 1.3 million, respectively. The Company’s short-term lease expense during the six months ended December 31, 2020 and 2019, was $ 2.0 million and $ 2.7 million, respectively.

17.Leases (continued)

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of December 31, 2020 and June 30, 2020:

	December 31,	June 30,
	2020	2020
Operating leases:
Operating lease right-of-use asset	$5,112	$5,395

Weighted average remaining lease term (years)	2.83	3.94
Weighted average discount rate (percent)	10	9

The maturities of the Company’s operating lease liabilities as of December 31, 2020, are presented below:

December 31,
2020
Maturities of operating lease liabilities
2021 (for December 31, 2020 excluding six months to December 31, 2020)	$1,719
2022	2,401
2023	1,071
2024	573
2025	195
Thereafter	-
Total undiscounted operating lease liabilities	5,959
Less imputed interest	659
Total operating lease liabilities, included in	5,300
Operating lease liability - current	2,585
Operating lease liability - long-term	$2,715

18.Operating segments

Change to internal reporting structure and restatement of previously reported information

During September 2020, the Company’s chief operating decision maker changed the Company’s operating and internal reporting structures following the Company’s decisions to focus primarily on the South African market and to exit its operating activities performed through IPG. The chief operating decision maker has decided to analyze the Company’s operating performance primarily based on reported information for statutory entities, statutory groups, clustered statutory entities or clustered statutory groups, with certain reallocations, based on the activity of the reporting unit. Previously reported information has been restated.

Reallocation of certain activities among operating segments

During the first quarter of fiscal 2021, the Company reorganized its operating segments by combining what were previously the South African transaction processing segment and the International transaction processing segment into what is now the Processing segment and bifurcating what was previously the Financial inclusion and applied technologies segment into what are now the Financial services segment and the Technology segment. Segment results for the three and six months ended December 31, 2020 reflect these changes to the operating segments.

Operating segments

The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, and the countries in which the entity holds material assets or reports material revenues.

The Company currently has three reportable segments: Processing, Financial services and Technology. All three segments operate mainly within South Africa and certain of our activities outside of South Africa have been allocated to Processing. The Company’s reportable segments offer different products and services and require different resources and marketing strategies but share the Company’s assets.

18.Operating segments (continued)

Operating segments (continued)

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

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended December 31, 2020 and 2019, is as follows:

	Revenue (as restated)(1)
	Reportable Segment	Inter-segment	From external customers

Processing	$19,990	$1,178	$18,812
Financial services	9,709	814	8,895
Technology	4,609	11	4,598
Total for the three months ended December 31, 2020	$34,308	$2,003	$32,305

Processing(1)	$25,022	$2,175	$22,847
Financial services	12,268	951	11,317
Technology	4,890	136	4,754
Total for the three months ended December 31, 2019	$42,180	$3,262	$38,918

(1) Processing for the three months ended December 31, 2019 has been restated for the error described in Note 1.

The reconciliation of the reportable segment’s revenue to revenue from external customers for the six months ended December 31, 2020 and 2019, is as follows:

	Revenue (as restated)(1)
	Reportable Segment	Inter-segment	From external customers

Processing	$42,496	$2,166	$40,330
Financial services	17,974	1,559	16,415
Technology	10,820	124	10,696
Total for the six months ended December 31, 2020	$71,290	$3,849	$67,441

Processing(1)	$53,317	$4,377	$48,940
Financial services	26,436	1,904	24,532
Technology	12,099	437	11,662
Total for the six months ended December 31, 2019	$91,852	$6,718	$85,134

(1) Processing for the six months ended December 31, 2019 has been restated for the error described in Note 1.

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

18.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segments measures of profit or loss to income before income taxes for the three and six months ended December 31, 2020 and 2019, is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
Reportable segments measure of profit or loss	$(10,374)	$(6,508)	$(18,272)	$(10,523)
Operating loss: Corporate/Eliminations	(4,831)	(3,912)	(7,708)	(6,333)
Change in fair value of equity securities	15,128	-	15,128	-
Gain on disposal of FIHRST	-	9,743	-	9,743
Loss on disposal of equity-accounted investment	(13)	-	(13)	-
Interest income	717	1,082	1,328	1,445
Interest expense	(677)	(3,129)	(1,424)	(4,476)
Income (Loss) before income taxes	$(50)	$(2,724)	$(10,961)	$(10,144)

The following tables summarize segment information that is prepared in accordance with GAAP for the three and six months ended December 31, 2020 and 2019:

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
		(as restated)(1)		(as restated)(1)
Revenues
Processing	$19,990	$25,022	$42,496	$53,317
All others	19,512	24,590	40,809	52,092
IPG	478	432	1,687	1,225
Financial services	9,709	12,268	17,974	26,436
Technology	4,609	4,890	10,820	12,099
Total	34,308	42,180	71,290	91,852

Operating (loss) income
Processing	(10,381)	(5,848)	(17,682)	(11,353)
IPG	(4,647)	(2,920)	(7,419)	(4,893)
All others	(5,734)	(2,928)	(10,263)	(6,460)
Financial services	(1,071)	(1,249)	(3,443)	(904)
Technology	1,078	589	2,853	1,734
Subtotal: Operating segments	(10,374)	(6,508)	(18,272)	(10,523)
Corporate/Eliminations	(4,831)	(3,912)	(7,708)	(6,333)
Total	(15,205)	(10,420)	(25,980)	(16,856)

Depreciation and amortization
Processing	707	847	1,411	1,670
Financial services	116	216	252	434
Technology	163	2	165	168
Subtotal: Operating segments	986	1,065	1,828	2,272
Corporate/Eliminations	88	109	169	226
Total	1,074	1,174	1,997	2,498

Expenditures for long-lived assets
Processing	106	246	352	2,314
Financial services	23	52	51	131
Technology	2,894	(2)	2,895	-
Subtotal: Operating segments	3,023	296	3,298	2,445
Corporate/Eliminations	-	-	-	-
Total	$3,023	$296	$3,298	$2,445

(1) Revenues-Processing-All others for the three and six months ended December 31, 2019 have been restated for the error described in Note 1.

18.Operating segments (continued)

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

19.Income tax

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

For the three months ended December 31, 2020, the Company’s effective tax rate was impacted by the tax effect of the change in the fair value of our equity securities (refer to Note 6), which is at a lower tax rate than the South African statutory rate, which was partially offset by the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

For the six months ended December 31, 2020, the Company’s effective tax rate was impacted by the tax effect of the change in fair value referred to above, tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities, which was partially offset by the reversal of the deferred tax liability related to one of the Company’s equity-accounted investments following its impairment (refer to Note 6).

For the three and six months ended December 31, 2019, the Company’s effective tax rate was impacted by the on-going losses incurred by certain of its South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by the Company’s South African businesses and non-deductible expenses, including transaction-related expenditure, which was partially offset by tax expense recorded by the Company’s profitable businesses in South Africa.

Uncertain tax positions

The Company had no significant uncertain tax positions during the three months ended December 31, 2020, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet. The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of December 31, 2020, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2016. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

20.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 156.6 million ($10.7 million, translated at exchange rates applicable as of December 31, 2020) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

20.Commitments and contingencies (continued)

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of December 31, 2020. The maximum potential amount that the Company could pay under these guarantees is ZAR 156.6 million ($10.7 million, translated at exchange rates applicable as of December 31, 2020). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 9.

Contingencies

The Company is subject to a variety of other insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

21.Discontinued operations

The Company determined that, following the disposal of its controlling interest, Net1 Korea (in fiscal 2020) and DNI (in fiscal 2019) should be classified as discontinued operations because the disposal of these businesses represented a strategic shift that would have a major effect on the Company’s operations and financial results. Refer to Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020, for additional information regarding the deconsolidation of Net1 Korea and DNI.

The table below presents certain major captions to the Company’s unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for three and six months ended December 31, 2019, that have not been separately presented on those statements related to the presentation of Net1 Korea as a discontinued operation:

Net1 Korea
	Three months ended	Six months ended
	December 31, 2019	December 31, 2019
Unaudited condensed consolidated statement of operations
Discontinued:
Revenue	$33,513	$66,331
Cost of goods sold, IT processing, servicing and support	14,765	29,131
Selling, general and administration	11,975	23,284
Depreciation and amortization	3,207	6,648
Operating income	3,566	7,268
Interest income	261	549
Interest expense	92	100
Net income before tax	3,735	7,717
Income tax expense	1,015	2,062
Net income from discontinued operations	$2,720	$5,655
Unaudited condensed consolidated statement of cash flows
Discontinued:
Total net cash provided by operating activities	$4,371	$14,565
Total net cash used in investing activities	$(12,893)	$(9,805)

The Company retained a continuing involvement in DNI following the disposal of the Company’s controlling interest during the year ended June 30, 2019. The Company recorded earnings under the equity method related to its retained investment in DNI during the six months ended December 31, 2019. The table below presents revenues and expenses between the Company and DNI, after the DNI disposal transaction, during the six months ended December 31, 2019:

DNI
	Three months ended	Six months ended
	December 31, 2019	December 31, 2019
Revenue generated from transactions with DNI	$-	$-
Expenses incurred related to transactions with DNI	$333	$2,607

The Company received dividends of $0.4 million and $1.1 million from DNI during the three and six months ended December 31, 2019, respectively.

22.Related party transactions

Disgorgement proceeds from VCP

In late September 2020, Value Capital Partners (Pty) Ltd (“VCP”), a significant shareholder, notified the Company that it would make payment to the Company related to the disgorgement of short-swing profits from the purchase of common stock by VCP pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended and the Company’s insider trading policy. The Company recognizes these proceeds as a capital contribution from shareholders and recorded an increase of $0.1 million, net of taxes of $0.02 million, to additional paid-in capital in its unaudited condensed consolidated statement of changes in equity for the three months ended September 30, 2020. As the purchase transactions occurred in late September 2020, $0.02 million of the $0.12 million proceeds were received in early October 2020 and these amounts were recorded within cash flows from financing activities in the Company’s unaudited condensed consolidated statement of cash flow for the three months ended December 31, 2020. The Company expects to pay the taxes due of $0.02 million in calendar 2021.

23. Subsequent events

Disposal of entire 35% interest in Bank Frick

On February 3, 2021, the Company entered into a share sales agreement with the Frick Family Foundation (“KFS”) to sell its entire interest, or 35%, in Bank Frick to KFS for $30 million. The parties also agreed that the Company will pay $3.6 million to KFS to terminate all existing arrangements with Bank Frick and settle all liabilities related to IPG’s activities with Bank Frick, and this amount will be set off against the first payment made by KFS in February 2021. KFS will pay $15.0 million within two days from signing, which comprises $18.6 million less the $3.6 million referred to earlier, $7.5 million on October 30, 2021, and the remaining amount, of $3.9 million on July 15, 2022. The parties entered into a security and pledge agreement under which KFS pledged the Bank Frick shares purchased as security for the amounts outstanding under the share sales agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2020, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

Impact of COVID-19

The COVID-19 pandemic did not impact our South African operations as severely during the three and six months ended December 31, 2020, compared to the last four months of the year ended June 30, 2020. However, on December 28, 2020, the country moved back to Level 3 restrictions which remain in place at the date of this report. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive. The country went into lockdown (Level 5) towards the end of March 2020 and gradually eased restrictions for the remainder of the 2020 calendar year (to Level 4 from May 1, to Level 3 from June 1, to Level 2 from August 18 and to Level 1 from September 21). The increase at the end of December 2020 back to Level 3 was in response to a second wave of infections, which has been more severe than the first wave. While all our businesses continue to operate, we have increased preventive measures and it is unclear to what extent business activity levels will be affected. We have already seen an increase in claims in our life insurance business, which we believe is linked to the second wave and there is a risk of increased credit losses in our micro lending business as a result of increased mortality rates. Over the course of the pandemic to date, it is estimated that 2.2 million jobs have been lost in South Africa.

Business and operations

During the second quarter of fiscal 2021, our operations largely operated as normal. Most of the impact of the pandemic on our operations resulted from the indirect effect of lower economic activity in the South African economy.

Our loan business has been able to originate loans normally and we have not seen any deterioration in collection levels over the period. Our insurance business has seen a higher level of benefit claims during the six months ended December 31, 2020, with a marked increase in December, which appears to be directly linked to the second wave of the pandemic.

We continue to incur direct expenditure on the purchase of sanitizers, masks and gloves for our employees and for the use of customers in our branches, but this is not significant in the context of our cost base.

Employees

Where possible, we have continued to provide the necessary facilities (computer equipment, data cards, etc.) for our employees to operate remotely and continue to encourage them to do so where this is practical and effective. We continue to provide the necessary protective equipment and sanitization facilities for those employees that operate within our offices and operating locations. Regrettably, three of our employees passed away during the second quarter of fiscal 2021 due to COVID-19.

Cash resources and liquidity

We believe we have sufficient cash reserves to support us through the next twelve months. Together with our existing cash reserves, we also believe that our credit facilities are sufficient to fund our ATM network.

We do not believe there will be any further significant adverse effects on our liquidity from the pandemic, unless there is a resumption of the higher level of restrictions seen in April and May 2020 in South Africa.

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

Financial Services Activities in South Africa

We continue to focus on transitioning our South African financial inclusion activities towards a business-to-consumer, or B2C, model. We believe our EPE bank account, known in the communities it serves as ‘the green card’, has a strong brand position in our target market and benefits from significant loyalty. We have been working on enhancing its presence through localized marketing which, when combined with some of the challenges of other service providers into this market, we expect to result in a return to growing customer numbers.

The first signs of progress in this regard were evident in the most recent quarter, as we achieved gross customer additions of approximately 62,000. Net additions were approximately 44,000 customers though not all of these are income generating as yet due to delays in processing the transfer of grant income. Our focus is now on accelerating the rate of customer acquisition to build critical mass. These customers, many of whom are returning customers, will then have access to our suite of associated financial services products, which we expect to lift activity levels across many of our operations.

Processing Activities in South Africa

Our processing activities in South Africa are focused around our ATM network, which largely services a consumer base, and our transaction processing for businesses, anchored around our EasyPay offering. As articulated in respect of our revised strategy, we aim to grow this business to business, or B2B, operation through the servicing of small and micro enterprises. We have seen ongoing increases in the utilization of our ATM infrastructure over the last quarter, while our B2B operations have also performed in line with expectations. Planning around the expansion of the processing business into the small and micro enterprises space is ongoing.

International Activities

Bank Frick – Bank Frick exceeded expectations and performed well during the quarter. While they have increased provisioning against some of their loan portfolio, the performance of the bank in other areas has been strong. Nevertheless, with Europe in the grip of a second wave of infections, the performance of the bank is likely to face headwinds in the second half of fiscal 2021. The recent performance of cryptocurrencies has assisted the bank’s performance as it benefits from higher transaction volumes in those markets. In line with our new strategic direction, on February 3, 2021, we entered into a share sales agreement with the Frick Family Foundation, or KFS, to sell our entire interest, or 35%, in Bank Frick to KFS for $30 million. Refer to Note 23 for additional information related to this transaction.

Carbon – Carbon continues to see the normalization of their lending business as the effects of the pandemic and the associated restrictions in Nigeria have reduced. While revenue remains below the levels seen before the start of the pandemic, this is primarily due to lower disbursements on tighter lending criteria. Disbursements are recovering, but the focus is on improved credit quality. They are also benefiting from increased funding in the Nigerian market, resulting in lower cost of funding and less currency risk. This should further be aided by the recent award of a micro-finance banking license, which will facilitate deposit taking that should further lower their cost of funding.

India – MobiKwik reported a strong sequential recovery during the December quarter driven by a confluence of strong festive spending and a robust secular adoption of electronic transactions following the impacts of Covid-19. They continue to manage costs effectively and held the cash EBITDA loss under $1.0 million for the quarter once again. We expect them to return towards breakeven as we proceed through calendar year 2021. During the quarter, MobiKwik also raised approximately $7 million from new external shareholders at a valuation of approximately $375 million. We have increased the carrying value of our investment in MobiKwik following this transaction, refer to Note 6 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik.

Wind-down of IPG and status of Cell C recapitalization

IPG – The process to close our IPG business is well-advanced, with most employees leaving the organization during the second quarter of fiscal 2021. Most processing activities also ceased and we expect to end all activities early in the third quarter of fiscal 2021 and should be largely complete with closure, from a cost perspective, by the end of fiscal 2021.

Cell C – We continued to carry the value of our Cell C investment at $0 (zero) as of December 31, 2020. Cell C is focused on its recapitalization and its operational reorganization given its revised commercial model. While it remains in default on its various lending arrangements, Cell C and its lenders are working constructively and continue to make good progress towards a recapitalization intended to ensure its long-term sustainability and allow Cell C to focus on its core business.

Succession plan for CEO

There were no substantial developments during the second quarter of fiscal 2021. Mr. Alex M.R. Smith assumed the role of interim CEO on October 1, 2020, following the departure of Mr. Herman G. Kotzé on September 30, 2020. Mr. Smith will serve in this role until our board of directors finalizes the appointment of a permanent CEO. In order to ensure a smooth transition, Mr. Kotzé agreed to provide consulting services to us through May 31, 2021.

Restatement of revenue and cost of goods sold, IT processing, servicing and support

In November 2020, we identified an error with respect to the recognition of certain revenue and related cost of goods sold, IT processing, servicing and support during our assessment and systems development of new products. The error did not impact our operating income (loss), net income, balance sheet or cash flows. We determined that the error impacted reported results for the period from July 1, 2018 to November 30, 2020. The error impacted our reported results and we have restated our unaudited condensed consolidated statement of operations and certain note presentation for the three and six months ended December 31, 2019, refer to Note 1 to our unaudited condensed consolidated financial statements for additional information.

The table presents the unaudited impact of the restatement on our revenue and related cost of goods sold, IT processing, servicing and support for the first quarter of fiscal 2021, fiscal 2020 and 2019, including each fiscal quarter within those fiscal years:

Table 1	Revenue (unaudited)			Cost of goods sold, IT processing, servicing and support (unaudited)
	As reported	Correction	As restated	As reported	Correction	As restated
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Fiscal 2021:
Q1 2021	37,113	(1,977)	35,136	28,437	(1,977)	26,460

Fiscal 2020:
Year ended 2020	150,997	(6,698)	144,299	109,006	(6,698)	102,308
Q4 2020	25,978	(1,427)	24,551	22,400	(1,427)	20,973
Q3 2020	36,514	(1,900)	34,614	25,783	(1,900)	23,883
Q2 2020	40,567	(1,649)	38,918	28,395	(1,649)	26,746
Q1 2020	47,938	(1,722)	46,216	32,428	(1,722)	30,706

Fiscal 2019
Year ended 2019	166,227	(5,592)	160,635	129,696	(5,592)	124,104
Q4 2019	17,053	(1,692)	15,361	26,225	(1,692)	24,533
Q3 2019	36,586	(1,371)	35,215	29,423	(1,371)	28,052
Q2 2019	42,042	(1,948)	40,094	27,291	(1,948)	25,343
Q1 2019	70,546	(581)	69,965	46,757	(581)	46,176

The restatement only impacted revenue allocated to our Processing operating segment. Refer to “Presentation of quarterly revenue and operating (loss) income by segment for fiscal 2020 and 2019” below for additional information regarding our restated operating segments for fiscal 2020 and 2019, including each fiscal quarter within those fiscal years.

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

• Stock-based compensation;

• Accounts receivable and allowance for doubtful accounts receivable; and

• Revenue – variation in transaction price following September 2019 Supreme Court ruling.

Recent accounting pronouncements adopted

We did not adopt any new accounting pronouncement during the second quarter of fiscal 2021.

Recent accounting pronouncements not yet adopted as of December 31, 2020

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2020, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2020	2019	2020	2019	2020
ZAR : $ average exchange rate	15.6252	14.6969	16.2666	14.6947	15.6775
Highest ZAR : $ rate during period	16.6447	15.3017	17.6866	15.3860	19.0569
Lowest ZAR : $ rate during period	14.5456	14.0304	14.5456	13.8973	13.8973
Rate at end of period	14.6606	14.0483	14.6606	14.0483	17.3326

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended December 31, 2020 and 2019, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Six months ended		Year ended
Table 3	December 31,		December 31,		June 30,
	2020	2019	2020	2019	2020
Income and expense items: $1 = ZAR	15.4653	14.6022	16.4675	14.4023	17.5686
Balance sheet items: $1 = ZAR	14.6606	14.0483	14.6606	14.0483	17.3326

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

We disposed of our Korean operation in the third quarter of fiscal 2020 and therefore it has been presented as a discontinued operation for fiscal 2020. We disposed of FIHRST during the second quarter of fiscal 2020, and deconsolidated CPS in the fourth quarter of fiscal 2020, and therefore their contributions to our reported results are not included in the three and six months ended December 31, 2020.

We analyze our business and operations in terms of three inter-related but independent operating segments: (1) Processing, (2) Financial services and (3) Technology. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations, are included in Corporate/Eliminations.

Second quarter of fiscal 2021 compared to second quarter of fiscal 2020

The following factors had a significant impact on our results of operations during the second quarter of fiscal 2021 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 12% in ZAR primarily due to fewer prepaid airtime sales and lower account fee revenue;

• Ongoing operating losses: Operating costs are largely in line with the prior period in ZAR due to the largely fixed cost nature of the costs base. As a result, we continue to experience operating losses as a result of depressed revenues; and

• Adverse foreign exchange movements: The U.S. dollar was 6% stronger against the ZAR during the second quarter of fiscal 2021, which adversely impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 4	In United States Dollars
	Three months ended December 31,
	2020	2019(A)
		(as restated)(B)
	$ ’000	$ ’000	change
Revenue	32,305	38,918	(17%)
Cost of goods sold, IT processing, servicing and support	24,339	26,746	(9%)
Selling, general and administration	22,097	21,418	3%
Depreciation and amortization	1,074	1,174	(9%)
Operating loss	(15,205)	(10,420)	46%
Change in fair value of equity securities	15,128	-	nm
Gain on disposal of FIHRST	-	9,743	nm
Loss on disposal of equity-accounted investment	13	-	nm
Interest income	717	1,082	(34%)
Interest expense	677	3,129	(78%)
Income (Loss) before income tax (benefit) expense	(50)	(2,724)	(98%)
Income tax expense	3,468	707	391%
Net loss before (loss) earnings from equity-accounted investments	(3,518)	(3,431)	3%
(Loss) earnings from equity-accounted investments	(1,016)	506	nm
Net loss from continuing operations	(4,534)	(2,925)	55%
Net income from discontinued operations	-	2,720	nm
Net loss	(4,534)	(205)	2,112%
Net (loss) income attributable to us	(4,534)	(205)	2,112%
Continuing	(4,534)	(2,925)	55%
Discontinued	-	2,720	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 5	In South African Rand
	Three months ended December 31,
	2020	2019(A)
		(as restated)(B)
	ZAR ’000	ZAR ’000	change
Revenue	499,607	568,289	(12%)
Cost of goods sold, IT processing, servicing and support	376,410	390,551	(4%)
Selling, general and administration	341,736	312,750	9%
Depreciation and amortization	16,610	17,143	(3%)
Operating loss	(235,149)	(152,155)	55%
Change in fair value of equity securities	233,959	-	nm
Gain on disposal of FIHRST	-	142,269	nm
Loss on disposal of equity-accounted investment	201	-	nm
Interest income	11,089	15,800	(30%)
Interest expense	10,470	45,690	(77%)
Income (Loss) before income tax (benefit) expense	(772)	(39,776)	(98%)
Income tax expense	53,634	10,324	420%
Net loss before (loss) earnings from equity-accounted investments	(54,406)	(50,100)	9%
(Loss) earnings from equity-accounted investments	(15,713)	7,389	nm
Net loss from continuing operations	(70,119)	(42,711)	64%
Net income from discontinued operations	-	39,718	nm
Net loss	(70,119)	(2,993)	2,243%
Net (loss) income attributable to us	(70,119)	(2,993)	2,243%
Continuing	(70,119)	(42,711)	64%
Discontinued	-	39,718	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

The decrease in revenue was primarily due to fewer prepaid airtime sales and lower account fee revenue.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to lower cost of prepaid airtime sales, which was partially offset by higher costs related to transaction fees.

In ZAR, the increase in selling, general and administration expense was primarily due to the year-over-year impact of inflationary increases on employee-related expenses and consulting fees.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the second quarter of fiscal 2020.

Our operating loss margin for the second quarter of fiscal 2021 and 2020 was (47.1%) and (26.8%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during the second quarter of fiscal 2021 represents a non-cash fair value adjustment gain related to MobiKwik. There was no change in the fair value of equity securities during the second quarter of fiscal 2020. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 6 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 5 for the methodology and inputs used in the fair value calculation for Cell C.

We recorded a gain of $9.7 million related to the disposal of FIHRST during the second quarter of fiscal 2020.

Interest on surplus cash decreased to $0.7 million (ZAR 11.1 million) from $1.1 million (ZAR 15.8 million), primarily due to lower rates of interest earned on surplus cash, which was partially offset by higher average daily cash balances following the increase in our cash reserves as a result of the disposal of certain business in fiscal 2020.

Interest expense decreased to $0.7 million (ZAR 10.5 million) from $3.1 million (ZAR 45.7 million), primarily as a result of lower borrowings, a reduction in South African interest rates and lower interest expense as a result of lower utilization of our ATM facilities because we used our cash reserves to fund our ATMs.

Fiscal 2021 tax expense was $3.5 million (ZAR 53.6 million) compared to $0.7 million (ZAR 10.3 million) in fiscal 2020. Our effective tax rate for fiscal 2021 was impacted by the tax effect on the change in the fair value of our equity securities, which is at a lower tax rate than the South African statutory rate, the tax charge related to our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

Our effective tax rate for fiscal 2020 was impacted by the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these South African businesses and non-deductible expenses. The charge represents the tax expense recorded by our profitable businesses in South Africa.

DNI was sold in the fourth quarter of fiscal 2020 and was accounted for using the equity method during the second quarter of fiscal 2020. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 6	Three months ended December 31,
	2020	2019	$ %
	$ ’000	$ ’000	change
Bank Frick	498	494	1%
Share of net income	498	636	(22%)
Amortization of intangible assets, net of deferred tax	-	(142)	nm
DNI	-	380	nm
Share of net income	-	1,650	nm
Amortization of intangible assets, net of deferred tax	-	(465)	nm
Impairment	-	(805)	nm
Finbond	(806)	-	nm
Impairment	(806)	-	nm
Other	(708)	(368)	92%
Share of net loss	(160)	(368)	(57%)
Impairment	(548)	-	nm
	(1,016)	506	nm

Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information related to the impairment of Finbond and our other equity-accounted investments.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 7	In United States Dollars(1)

	Three months ended December 31,
	2020	% of	2019	% of	% change
			(as restated)
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Processing	19,990	62%	25,022	64%	(20%)
IPG	478	1%	432	1%	11%
All others	19,512	60%	24,590	63%	(21%)
Financial services	9,709	30%	12,268	32%	(21%)
Technology	4,609	14%	4,890	13%	(6%)
Subtotal: Operating segments	34,308	167%	42,180	173%	(19%)
Corporate/Eliminations	(2,003)	(67%)	(3,262)	(73%)	(39%)
Total consolidated revenue	32,305	100%	38,918	100%	(17%)
Consolidated operating (loss) income:
Processing	(10,381)	68%	(5,848)	56%	78%
IPG	(4,647)	31%	(2,920)	28%	59%
All others	(5,734)	38%	(2,928)	28%	96%
Financial services	(1,071)	7%	(1,249)	12%	(14%)
Technology	1,078	(7%)	589	(6%)	83%
Subtotal: Operating segments	(10,374)	137%	(6,508)	118%	59%
Corporate/eliminations	(4,831)	(37%)	(3,912)	(18%)	23%
Total consolidated operating loss	(15,205)	100%	(10,420)	100%	46%

(1) Consolidated revenue-Processing-All others for the six months ended December 31, 2019 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 8	In South African Rand(1)

	Three months ended December 31,
	2020	% of	2019	% of	% change
			(as restated)
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Processing	309,151	62%	365,376	64%	(15%)
IPG	7,392	1%	6,308	1%	17%
All others	301,759	60%	359,068	63%	(16%)
Financial services	150,153	30%	179,140	32%	(16%)
Technology	71,280	14%	71,405	13%	(0%)
Subtotal: Operating segments	530,584	167%	615,921	173%	(14%)
Corporate/Eliminations	(30,977)	(67%)	(47,632)	(73%)	(35%)
Total consolidated revenue	499,607	100%	568,289	100%	(12%)
Consolidated operating (loss) income:
Processing	(160,545)	68%	(85,394)	56%	88%
IPG	(71,867)	31%	(42,639)	28%	69%
All others	(88,678)	38%	(42,755)	28%	107%
Financial services	(16,563)	7%	(18,238)	12%	(9%)
Technology	16,672	(7%)	8,601	(6%)	94%
Subtotal: Operating segments	(160,436)	137%	(95,031)	118%	69%
Corporate/eliminations	(74,713)	(37%)	(57,124)	(18%)	31%
Total consolidated operating loss	(235,149)	100%	(152,155)	100%	55%

(1) Consolidated revenue-Processing-All others for the six months ended December 31, 2019 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Processing

Excluding IPG, segment revenue decreased primarily due to fewer prepaid airtime sales and a modest reduction in volume-driven transaction fees. Excluding IPG, Processing operating loss has been impacted by lower revenue and by an increase in transaction-based costs. IPG incurred an operating loss but is in the process of being closed down.

Our operating loss margin (calculated as operating (loss) income divided by revenue) for the second quarter of fiscal 2021 and 2020 was (51.9%) and (23.4%), respectively. Excluding IPG, our operating loss margin for the Processing segment was (29.4%) and (11.9%) during the second quarter of fiscal 2021 and 2020, respectively.

Financial services

Segment revenue decreased due to lower account fee revenue whilst lending and insurance revenues increased modestly, in ZAR, compared to the prior period. The reduction in operating loss is primarily due to an improvement of operating margin on certain products offered.

Our operating loss margin for the second quarter of fiscal 2021 and 2020 was (11.0%) and (10.2%), respectively.

Technology

Segment revenue was in line with 2020. Operating income for the second quarter of fiscal 2021 improved compared with fiscal 2020 due to improved margins on various product lines within the segment.

Our operating income margin for the Technology segment was 23.4% and 12.0% during the second quarter of fiscal 2021 and 2020, respectively.

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

Our corporate expenses increased primarily due to an allowance on doubtful loans receivable from equity-accounted investments created during the second quarter of fiscal 2021, and higher legal and consulting fees, which were partially offset by lower audit fees.

First half of fiscal 2021 compared to first half of fiscal 2020

The following factors had a significant impact on our results of operations during the first half of fiscal 2021 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 9% in ZAR primarily due to fewer prepaid airtime sales and lower account fee revenue, which was partially offset by higher transaction fees;

• Ongoing operating losses: Operating costs are largely in line with the prior period in ZAR due to the largely fixed cost nature of the costs base. As a result, we continue to experience operating losses as a result of depressed revenues; and

• Adverse foreign exchange movements: The U.S. dollar was 14% stronger against the ZAR during the first half of fiscal 2021, which adversely impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 9	In United States Dollars
	Six months ended December 31,
	2020	2019(A)
		(as restated)(B)
	$ ’000	$ ’000	change
Revenue	67,441	85,134	(21%)
Cost of goods sold, IT processing, servicing and support	50,799	57,452	(12%)
Selling, general and administration	40,625	42,040	(3%)
Depreciation and amortization	1,997	2,498	(20%)
Operating loss	(25,980)	(16,856)	54%
Change in fair value of equity securities	15,128	-	nm
Gain on disposal of FIHRST	-	9,743	nm
Loss on disposal of equity-accounted investment	13	-	nm
Interest income	1,328	1,445	(8%)
Interest expense	1,424	4,476	(68%)
Loss before income tax expense	(10,961)	(10,144)	8%
Income tax expense	2,378	1,677	42%
Net loss before (loss) earnings from equity-accounted investments	(13,339)	(11,821)	13%
(Loss) earnings from equity-accounted investments	(20,153)	1,569	nm
Net loss from continuing operations	(33,492)	(10,252)	227%
Net income from discontinued operations	-	5,655	nm
Net loss	(33,492)	(4,597)	629%
Net (loss) income attributable to us	(33,492)	(4,597)	629%
Continuing	(33,492)	(10,252)	227%
Discontinued	-	5,655	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 10	In South African Rand
	Six months ended December 31,
	2020	2019(A)
		(as restated)(B)
	ZAR ’000	ZAR ’000	change
Revenue	1,110,585	1,226,124	(9%)
Cost of goods sold, IT processing, servicing and support	836,532	827,440	1%
Selling, general and administration	668,992	605,472	10%
Depreciation and amortization	32,886	35,977	(9%)
Operating loss	(427,825)	(242,765)	76%
Change in fair value of equity securities	249,120	-	nm
Gain on disposal of FIHRST	-	140,322	nm
Loss on disposal of equity-accounted investment	214	-	nm
Interest income	21,869	20,812	5%
Interest expense	23,450	64,464	(64%)
Loss before income tax expense	(180,500)	(146,095)	24%
Income tax expense	39,160	24,153	62%
Net loss before (loss) earnings from equity-accounted investments	(219,660)	(170,248)	29%
(Loss) earnings from equity-accounted investments	(331,870)	22,597	nm
Net loss from continuing operations	(551,530)	(147,651)	274%
Net income from discontinued operations	-	81,445	nm
Net loss	(551,530)	(66,206)	733%
Net (loss) income attributable to us	(551,530)	(66,206)	733%
Continuing	(551,530)	(147,651)	274%
Discontinued	-	81,445	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

The decrease in revenue was primarily due to fewer prepaid airtime sales and lower account fee revenue, which was partially offset by higher transaction fees.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to lower cost of prepaid airtime sales, which was partially offset by higher costs related to transaction fees.

In ZAR, the increase in selling, general and administration expense was primarily due to an allowance on doubtful loans receivable from equity-accounted investments created during the second quarter of fiscal 2021 and an increase in consulting fees.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the first half of fiscal 2020.

Our operating loss margin for the first half of fiscal 2021 and 2020 was (38.5%) and (19.8%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during the first half of fiscal 2021 represents a non-cash fair value adjustment gain related to MobiKwik. There was no change in the fair value of equity securities during the first half of fiscal 2020. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 6 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 5 for the methodology and inputs used in the fair value calculation for Cell C.

We recorded a gain of $9.7 million related to the disposal of FIHRST during the first half of fiscal 2020.

Interest on surplus cash was $1.3 million (ZAR 21.9 million) compared to $1.4 million (ZAR 20.8 million) in the prior period, due primarily to the higher average daily cash balances following the increase in our cash reserves as a result of the disposal of certain business in fiscal 2020, which was partially offset by lower rates of interest earned on surplus cash.

Interest expense decreased to $1.4 million (ZAR 23.5 million) from $4.5 million (ZAR 64.5 million), primarily as a result of lower borrowings, a reduction in South African interest rates and lower interest expense as a result of lower utilization of our ATM facilities because we used our cash reserves to fund our ATMs.

Fiscal 2021 tax expense was $2.4 million (ZAR 39.2 million) compared to $1.7 million (ZAR 24.2 million) in fiscal 2020. Our effective tax rate for fiscal 2021 was impacted by the tax effect on the change in the fair value of our equity securities, which is at a lower tax rate than the South African statutory rate, the tax charge related to our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities, which was partially offset by the reversal of the deferred tax liability related to one of our equity-accounted investments following its impairment.

Our effective tax rate for fiscal 2020 was impacted by the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these South African businesses and non-deductible expenses. The charge represents the tax expense recorded by our profitable businesses in South Africa.

DNI was sold in the fourth quarter of fiscal 2020 and was accounted for using the equity method during the first half of fiscal 2020. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 11	Six months ended December 31,
	2020	2019	$ %
	$ ’000	$ ’000	change
Bank Frick	979	469	109%
Share of net income	979	755	30%
Amortization of intangible assets, net of deferred tax	-	(286)	nm
DNI	-	1,108	nm
Share of net income	-	3,113	nm
Amortization of intangible assets, net of deferred tax	-	(931)	nm
Impairment	-	(1,074)	nm
Finbond	(20,267)	491	nm
Share of net (loss) income	(2,617)	491	nm
Impairment	(17,650)	-	nm
Other	(865)	(499)	73%
Share of net loss	(317)	(499)	(36%)
Impairment	(548)	-	nm
	(20,153)	1,569	nm

Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information related to the impairment of Finbond and our other equity-accounted investments.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 12	In United States Dollars(1)

	Six months ended December 31,
	2020	% of	2019	% of	% change
			(as restated)
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Processing	42,496	63%	53,317	63%	(20%)
IPG	1,687	3%	1,225	1%	38%
All others	40,809	61%	52,092	61%	(22%)
Financial services	17,974	27%	26,436	31%	(32%)
Technology	10,820	16%	12,099	14%	(11%)
Subtotal: Operating segments	71,290	170%	91,852	170%	(22%)
Corporate/Eliminations	(3,849)	(70%)	(6,718)	(70%)	(43%)
Total consolidated revenue	67,441	100%	85,134	100%	(21%)
Consolidated operating (loss) income:
Processing	(17,682)	68%	(11,353)	67%	56%
IPG	(7,419)	29%	(4,893)	29%	52%
All others	(10,263)	40%	(6,460)	38%	59%
Financial services	(3,443)	13%	(904)	5%	281%
Technology	2,853	(11%)	1,734	(10%)	65%
Subtotal: Operating segments	(18,272)	139%	(10,523)	129%	74%
Corporate/eliminations	(7,708)	(39%)	(6,333)	(29%)	22%
Total consolidated operating loss	(25,980)	100%	(16,856)	100%	54%

(1) Consolidated revenue-Processing-All others for the six months ended December 31, 2019 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 13	In South African Rand(1)

	Three months ended December 31,
	2020	% of	2019	% of	% change
			(as restated)
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Processing	699,803	63%	767,887	63%	(9%)
IPG	27,781	3%	17,642	1%	57%
All others	672,022	61%	750,245	61%	(10%)
Financial services	295,987	27%	380,739	31%	(22%)
Technology	178,178	16%	174,253	14%	2%
Subtotal: Operating segments	1,173,968	170%	1,322,879	170%	(11%)
Corporate/Eliminations	(63,383)	(70%)	(96,755)	(70%)	(34%)
Total consolidated revenue	1,110,585	100%	1,226,124	100%	(9%)
Consolidated operating (loss) income:
Processing	(291,178)	68%	(163,509)	67%	78%
IPG	(122,172)	29%	(70,470)	29%	73%
All others	(169,006)	40%	(93,039)	38%	82%
Financial services	(56,698)	13%	(13,020)	5%	335%
Technology	46,982	(11%)	24,974	(10%)	88%
Subtotal: Operating segments	(300,894)	139%	(151,555)	129%	99%
Corporate/eliminations	(126,931)	(39%)	(91,210)	(29%)	39%
Total consolidated operating loss	(427,825)	100%	(242,765)	100%	76%

(1) Consolidated revenue-Processing-All others for the six months ended December 31, 2019 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Processing

Excluding IPG, segment revenue decreased primarily due to fewer prepaid airtime sales, which was partially offset by higher volume-driven transaction fees. Excluding IPG, Processing operating loss has been impacted by lower revenue and by an increase in transaction-based costs. IPG incurred an operating loss but is in the process of being closed down.

Our operating loss margin for the first half of fiscal 2021 and 2020 was (41.6%) and (21.3%), respectively. Excluding IPG, our operating loss margin for the Processing segment was (25.1%) and (12.4%) during the first half of fiscal 2021 and 2020, respectively.

Financial services

Segment revenue decreased due to lower account fee revenue, whilst lending revenues were relatively flat, and insurance revenues were moderately higher compared to the prior period. The segment incurred an operating loss compared with fiscal 2020 primarily due to the reduction in account fee revenue as well as higher employee-related costs and an increase in insurance claims experience.

Our operating loss margin for the first half of fiscal 2021 and 2020 was (19.2%) and (3.4%), respectively.

Technology

Segment revenue was modestly higher than in fiscal 2020. Operating income for the first half of fiscal 2021 improved compared with fiscal 2020 due to improved margins on the sale of various product lines within the segment.

Our operating income margin for the Technology segment was 26.4% and 14.3% during the first half of fiscal 2021 and 2020, respectively.

Corporate/Eliminations

Our corporate expenses increased primarily due to an allowance on doubtful loans receivable from equity-accounted investments created during the first half of fiscal 2021, and higher legal and consulting fees, which were partially offset by lower audit fees.

Presentation of quarterly revenue and operating (loss) income by segment for fiscal 2020 and 2019

The tables below present quarterly revenue and operating (loss) income generated by our three reportable segments for fiscal 2020 and 2019, and reconciliations to consolidated revenue and operating (loss) income, as well as the U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:

Table 14	Fiscal 2020(1)
	In United States Dollars
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	F2020
	$ '000	$ '000	$ '000	$ '000	$ '000
Revenues
Processing	28,295	25,022	22,078	16,391	91,786
IPG	793	432	1,164	921	3,310
All Other	27,502	24,590	20,914	15,470	88,476
Financial services	14,168	12,268	11,683	8,751	46,870
Technology and Other	7,209	4,890	4,040	1,932	18,071
Subtotal: Operating segments	49,672	42,180	37,801	27,074	156,727
Corporate/Eliminations	(3,456)	(3,262)	(3,187)	(2,523)	(12,428)
Total	46,216	38,918	34,614	24,551	144,299

Operating (loss) income
Processing	(5,505)	(5,848)	(12,394)	(10,089)	(33,836)
IPG	(1,973)	(2,920)	(3,175)	(4,280)	(12,348)
All Other	(3,532)	(2,928)	(9,219)	(5,809)	(21,488)
Financial services	345	(1,249)	(1,701)	(1,016)	(3,621)
Technology and Other	1,145	589	945	136	2,815
Subtotal: Operating segments	(4,015)	(6,508)	(13,150)	(10,969)	(34,642)
Corporate/Eliminations	(2,421)	(3,912)	(1,062)	(2,211)	(9,606)
Total	(6,436)	(10,420)	(14,212)	(13,180)	(44,248)

Income and expense items: $1 = ZAR	14.7520	14.6022	15.3667	17.2810	17.5686

(1) Revenues-Processing-All others has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 15	Fiscal 2019(1)
	In United States Dollars
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	F2019
	$ '000	$ '000	$ '000	$ '000	$ '000
Revenues
Processing	45,658	26,807	21,959	23,664	118,088
IPG	2,404	2,300	1,892	1,561	8,157
All Other	43,254	24,507	20,067	22,103	109,931
Financial services	25,442	11,779	10,550	9,263	57,034
Technology and Other	4,748	4,796	5,277	5,294	20,115
Subtotal: Operating segments	75,848	43,382	37,786	38,221	195,237
Corporate/Eliminations	(5,883)	(3,288)	(2,571)	(22,860)	(34,602)
Total	69,965	40,094	35,215	15,361	160,635

Operating (loss) income
Processing	(7,091)	(23,481)	(15,431)	(5,572)	(51,575)
IPG	(2,238)	(9,425)	(1,877)	(2,561)	(16,101)
All Other	(4,853)	(14,056)	(13,554)	(3,011)	(35,474)
Financial services	4,038	(25,144)	(4,477)	(4,485)	(30,068)
Technology and Other	210	335	164	(6,003)	(5,294)
Subtotal: Operating segments	(2,843)	(48,290)	(19,744)	(16,060)	(86,937)
Corporate/Eliminations	(4,492)	(3,175)	(4,032)	(36,296)	(47,995)
Total	(7,335)	(51,465)	(23,776)	(52,356)	(134,932)

Income and expense items: $1 = ZAR	14.8587	14.3236	14.1703	14.2884	14.2695

(1) Revenues-Processing-All others has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Liquidity and Capital Resources

At December 31, 2020, our cash and cash equivalents were $206.3 million and comprised of U.S. dollar-denominated balances of $156.8 million, ZAR-denominated balances of ZAR 0.7 billion ($45.5 million), and other currency deposits, primarily Botswana pula, of $3.9 million, all amounts translated at exchange rates applicable as of December 31, 2020. The decrease in our unrestricted cash balances from June 30, 2020, was primarily due to the payment of Federal income taxes, weak trading activities and an increase in our lending book, which was partially offset by the receipt of the outstanding proceeds related to the sale of our Korean business and the receipt of the outstanding loan related to the disposal of our remaining interest in DNI.

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

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of December 31, 2020:

Table 16	RMB		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft	-	-	3,410	50,000
Overdraft restricted as to use(1)	81,852	1,200,000	17,052	250,000
Total overdraft	81,852	1,200,000	20,462	300,000
Indirect and derivative facilities(2)	-	-	10,848	159,037
Total short-term facilities available	81,852	1,200,000	31,310	459,037

Utilized short-term facilities:
Overdraft restricted as to use(1)	53,734	787,779	7,069	103,632
Indirect and derivative facilities(2)	-	-	10,679	156,556

RMB interest rate, based on South African prime rate		7.00%
Interest rate, based on South African prime rate less 1.15%				5.85%

(1) Overdraft may only be used to fund mobile ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by Nedbank to various third parties on our behalf.

Restricted cash

We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of December 31, 2020, includes restricted cash of approximately $60.8 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our unaudited condensed consolidated balance sheet.

Cash flows from operating activities

Second quarter

Net cash used in operating activities during the second quarter of fiscal 2021 was $12.0 million (ZAR 185.3 million) compared to net cash provided by operating activities of $4.4 million (ZAR 64.5 million) during the second quarter of fiscal 2020. Excluding the impact of income taxes, our cash used in operating activities during the second quarter of fiscal 2021 was impacted by the cash losses incurred by the majority of our continuing operations and the growth in our lending book. Our net cash provided by operating activities during the second quarter of fiscal 2020 includes the contribution from our Korean operations.

During the second quarter of fiscal 2021, we paid our first provisional South African tax payments of $0.7 million (ZAR 10.1 million) related to our 2021 tax year. During the second quarter of fiscal 2020, we paid our first provisional South African tax payments of $0.7 million (ZAR 10.7 million) related to our 2020 tax year. We also paid taxes totaling $1.3 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the second quarter of fiscal 2021 and 2020 were as follows:

Table 17	Three months ended December 31,
	2020	2019	2020	2019
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	677	740	10,084	10,657
Total South African taxes paid	677	740	10,084	10,657
Foreign taxes paid	88	1,264	1,391	18,205
Total tax paid	765	2,004	11,475	28,862

We expect to pay additional provisional payments in South Africa of approximately $0.2 million (ZAR 2.4 million translated at exchange rates applicable as of December 31, 2020) related to our 2021 tax year in the third quarter of fiscal 2021.

First half

Net cash used in operating activities during the first half of fiscal 2021 was $41.9 million (ZAR 689.3 million) compared to $13.9 million (ZAR 200.5 million) during the first half of fiscal 2020. Excluding the impact of income taxes, our cash used in operating activities during the first half of fiscal 2021 was impacted by the cash losses incurred by the majority of our continuing operations, which was partially offset by the unwind in our lending book during the quarter. Our net cash used in operating activities during the first half of fiscal 2020 includes the contribution from our Korean operations.

During the first half of fiscal 2021, we paid our first provisional South African tax payments of $0.7 million (ZAR 10.1 million) related to our 2021 tax year. During the first half of fiscal 2021, we paid South African tax of $0.2 million (ZAR 3.4 million) related to our 2020 tax year. We also paid taxes totaling $15.3 million in other tax jurisdictions, primarily in the U.S. During the first half of fiscal 2020, we paid our first provisional South African tax payments of $0.7 million (ZAR 10.7 million) related to our 2020 tax year. During the first half of fiscal 2020, we paid South African tax of $0.8 million (ZAR 11.6 million) related to our 2019 tax year. We also paid taxes totaling $2.4 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the first half of fiscal 2021 and 2020 were as follows:

Table 18	Six months ended December 31,
	2020	2019	2020	2019
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	677	740	10,084	10,657
Taxation paid related to prior years	205	782	3,423	11,620
Tax refund received	(12)	(28)	(205)	(392)
Total South African taxes paid	870	1,494	13,302	21,885
Foreign taxes paid	15,301	2,393	255,841	34,112
Total tax paid	16,171	3,887	269,143	55,997

Cash flows from investing activities

Second quarter

Cash used in investing activities for the second quarter of fiscal 2021 included capital expenditures of $3.0 million (ZAR 46.8 million), primarily due to the acquisition of motor vehicles, which largely comprises a fleet of customized mobile ATMs used to deliver a service to rural communities. During the second quarter of fiscal 2021 we received the outstanding amounts due on the deferred sale proceeds related to the April 2020 sale of DNI, which has now been paid in full. We also extended loan funding of $1.0 million to V2 and $0.2 million to Revix.

Cash used in investing activities for the second quarter of fiscal 2020 included capital expenditures of $0.8 million (ZAR 12.1 million), primarily due to the acquisition of processing equipment in South Korea to maintain operations. During the second quarter of fiscal 2020, we received $10.9 million from the sale of FIHRST. We also extended loan funding of $0.6 million to Revix.

First half

Cash used in investing activities for the first half of fiscal 2021 included capital expenditures of $3.0 million (ZAR 46.8 million), primarily due to the acquisition of motor vehicles, which largely comprises a fleet of customized mobile ATMs used to deliver a service to rural communities, computer equipment and leasehold improvements in South Africa. We received $20.1 million related to the sale of our Korean business in March 2020 following the successful refund application of the amounts withheld and paid to the South Korean tax authorities pursuant to that transaction. We received the amount due on the deferred sale proceeds related to the April 2020 sale of DNI, which has now been paid in full. We also extended loan funding of $1.0 million to V2 and $0.2 million to Revix.

Cash used in investing activities for the first half of fiscal 2020 included capital expenditures of $0.8 million (ZAR 12.1 million), primarily due to the acquisition of ATMs in South Africa and processing equipment in South Korea to maintain operations. During the first half of fiscal 2020, we received $10.9 million from the sale of FIHRST. We also made a further equity contribution of $1.3 million to V2, extended loan funding of $0.6 million to Revix, and received $4.3 million from DNI related to the settlement of a ZAR 60.0 million loan outstanding.

Cash flows from financing activities

Second quarter

During the second quarter of fiscal 2021, we utilized approximately $137.3 million from our South African overdraft facilities to fund our ATMs and repaid $88.3 million of these facilities.

During the second quarter of fiscal 2020, we utilized approximately $200.7 million from our South African overdraft facilities, primarily to fund our ATMs, and repaid $193.8 million of these facilities. We prepaid approximately $11.3 million of borrowings (Facility F) utilizing the proceeds received from the disposal of FIHRST. We also utilized $7.2 million of our Bank Frick overdraft to fund our operations.

First half

During the first half of fiscal 2021, we utilized approximately $206.5 million from our South African overdraft facilities to fund our ATMs and repaid $165.1 million of these facilities.

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

Capital Expenditures

We expect capital spending for the third quarter of fiscal 2021 to primarily include limited investments into our ATM infrastructure and branch network in South Africa.

Our capital expenditures for the second quarter of fiscal 2021 and 2020 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of December 31, 2020, of $0.6 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest rate. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2020, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of December 31, 2020. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of December 31, 2020, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 19	As of September 30, 2020
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South Africa overdraft (South African prime interest rate)	4,775	1%	5,457

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and in light of the insufficient instances to assess the effectiveness of the procedures we have adopted to remediate the material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, our interim chief executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, and we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Part II. Other Information

Item 1. Legal Proceedings

Withdrawal of legal proceedings against a PG Purchasing customer regarding non-payment of working capital finance loans receivable

In January 2019, we filed a Petition with the District Court of Dallas County, Texas (“Texas district court lawsuit”), naming Permian Crude Transport, LP, f/k/a Permian Crude Transport, LLC, d/b/a Permian Transport & Trading (“PCT”), and Centurion Marketing, LLC d/b/a Jupiter Marketing & Trading, LLC (“Centurion” and collectively with PCT, “PCT/Centurion”) as defendants regarding the recovery of working capital finance loans receivable made to PCT/Centurion by our wholly-owned subsidiary, PG Purchasing. This lawsuit was in its initial stages and trial was set for December 2, 2019. However, the Texas district court lawsuit was administratively closed following PCT’s filing for bankruptcy in June 2019 and Centurion’s filing for bankruptcy in July 2019. The Texas district court lawsuit may be re-opened if the PCT/Centurion bankruptcy matters are lifted.

However, on December 3, 2020, we filed a notice with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division withdrawing our claim as we do not believe we will be able to successfully recover all or a part of the receivable outstanding within a reasonable period of time and without further undue cost and effort.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.30	Amendment No. 1 to Cooperation Agreement, dated December 9, 2020, by and between Net 1 UEPS Technologies, Inc. and Value Capital Partners (Pty) Ltd	X	8-K	10.1	December 10, 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2021.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary