Form 10-Q
period 2021-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2021-05-06
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021 (the latest practicable date), 56,557,886 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

	Form 10-Q NET 1 UEPS TECHNOLOGIES, INC Table of Contents
		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020	2
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2021 and 2020 (as restated)	3
	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended March 31, 2021 and 2020	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the three and nine months ended March 31, 2021 and 2020	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2021 and 2020	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60
Part II. OTHER INFORMATION
Item 6.	Exhibits	60
Signatures		61
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35

Part I. Financial information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2021	2020(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,814	$217,671
Restricted cash related to ATM funding and credit facilities (Note 9)	19,016	14,814
Accounts receivable, net and other receivables (Note 3)	26,488	43,068
Finance loans receivable, net (Note 3)	20,599	15,879
Inventory (Note 4)	20,267	19,860
Total current assets before settlement assets	294,184	311,292
Settlement assets	2,054	8,014
Total current assets	296,238	319,306
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - March: $36,296 June: $29,524	8,079	6,656
OPERATING LEASE RIGHT-OF-USE (Note 17)	4,870	5,395
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	19,857	65,836
GOODWILL (Note 7)	28,141	24,169
INTANGIBLE ASSETS, NET (Note 7)	437	612
DEFERRED INCOME TAXES	383	358
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 6 and 8)	58,447	31,346
TOTAL ASSETS	416,452	453,678

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 9)	11,395	14,814
Accounts payable	6,785	6,287
Other payables (Note 10)	23,224	23,779
Operating lease liability - current (Note 17)	2,945	2,251
Income taxes payable	797	16,157
Total current liabilities before settlement obligations	45,146	63,288
Settlement obligations	2,054	8,015
Total current liabilities	47,200	71,303
DEFERRED INCOME TAXES	5,517	1,859
OPERATING LEASE LIABILITY - LONG TERM (Note 17)	2,111	3,312
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	2,240	2,012
TOTAL LIABILITIES	57,068	78,486
REDEEMABLE COMMON STOCK	84,979	84,979

EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - March: 56,626,060 June: 57,118,925	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: March: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	302,476	301,489
TREASURY SHARES, AT COST: March: 24,891,292 June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 12)	(146,174)	(169,075)
RETAINED EARNINGS	404,974	444,670
TOTAL NET1 EQUITY	274,405	290,213
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	274,405	290,213

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$416,452	$453,678

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
		(as restated)(A)		(as restated)(A)
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE (Note 16)	$28,828	$34,614	$96,269	$119,748

EXPENSE

Cost of goods sold, IT processing, servicing and support	23,096	23,883	73,895	81,335
Selling, general and administration	18,892	17,454	59,517	59,494
Depreciation and amortization	1,132	1,153	3,129	3,651
Impairment loss (Note 7)	-	6,336	-	6,336

OPERATING LOSS	(14,292)	(14,212)	(40,272)	(31,068)

CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 5 and 6)	10,814	-	25,942	-

LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT - BANK FRICK (Note 6)	472	-	472	-

LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 6)	-	-	13	-

GAIN ON DISPOSAL OF FIHRST (Note 2)	-	-	-	9,743

INTEREST INCOME	606	570	1,934	2,015

INTEREST EXPENSE	744	1,886	2,168	6,362

LOSS BEFORE INCOME TAX EXPENSE	(4,088)	(15,528)	(15,049)	(25,672)

INCOME TAX EXPENSE (Note 19)	2,171	640	4,549	2,317

NET LOSS BEFORE INCOME (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS	(6,259)	(16,168)	(19,598)	(27,989)

INCOME (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 6)	55	(32,193)	(20,098)	(30,624)

NET LOSS FROM CONTINUING OPERATIONS	(6,204)	(48,361)	(39,696)	(58,613)

NET INCOME FROM DISCONTINUED OPERATIONS (Note 21)	-	747	-	6,402
GAIN ON DISPOSAL OF DISCONTINUED OPERATION, net of tax (Note 2)	-	12,733	-	12,733

NET LOSS	(6,204)	(34,881)	(39,696)	(39,478)

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	(6,204)	(34,881)	(39,696)	(39,478)
Continuing	(6,204)	(48,361)	(39,696)	(58,613)
Discontinued	$-	$13,480	$-	$19,135

Net (loss) earnings per share, in United States dollars (Note 14):
Basic (loss) earnings attributable to Net1 shareholders	$(0.11)	$(0.61)	$(0.70)	$(0.69)
Continuing	$(0.11)	$(0.85)	$(0.70)	$(1.03)
Discontinued	$-	$0.24	$-	$0.34
Diluted (loss) earnings attributable to Net1 shareholders	$(0.11)	$(0.61)	$(0.70)	$(0.69)
Continuing	$(0.11)	$(0.85)	$(0.70)	$(1.03)
Discontinued	$-	$0.24	$-	$0.34

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)

Net loss	$(6,204)	$(34,881)	$(39,696)	$(39,478)

Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve	(2,470)	(41,212)	23,675	(40,183)
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	1,688	2,227
Release of foreign currency translation reserve related to disposal of Bank Frick (Note 6 and Note 12)	(2,462)	-	(2,462)	-
Release of foreign currency translation reserve related to disposal of Net1 Korea (Note 2 and Note 12)	-	14,228	-	14,228
Release of foreign currency translation reserve related to disposal of FIHRST (Note 2 and Note 12)	-	-	-	1,578
Total other comprehensive (loss) income, net of taxes	(4,932)	(26,984)	22,901	(22,150)

Comprehensive loss	(11,136)	(61,865)	(16,795)	(61,628)

Comprehensive loss attributable to Net1	$(11,136)	$(61,865)	$(16,795)	$(61,628)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended March 31, 2020 (dollar amounts in thousands)
Balance – January 1, 2020	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$277,891	$518,431	$(190,978)	$318,473	$-	$318,473	$107,672

Restricted stock granted (Note 13)	568,000				568,000				-		-

Stock-based compensation charge (Note 13)					-	492			492		492

Reversal of stock-based compensation charge (Note 13)	(17,500)				(17,500)	(145)			(145)		(145)

Net loss					-		(34,881)		(34,881)	-	(34,881)

Other comprehensive loss (Note 12)								(26,984)	(26,984)	-	(26,984)

Balance – March 31, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$278,238	$483,550	$(217,962)	$256,955	$-	$256,955	$107,672

	For the nine months ended March 31, 2020 (dollar amounts in thousands)

Balance – July 1, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$523,028	$(195,812)	$317,342	$-	$317,342	$107,672

Restricted stock granted	568,000				568,000				-		-

Stock-based compensation charge (Note 13)						1,315			1,315		1,315

Reversal of stock-based compensation charge (Note 13)	(17,500)				(17,500)	(145)			(145)		(145)

Stock-based compensation charge related to equity accounted investment						71			71		71

Net loss							(39,478)		(39,478)	-	(39,478)

Other comprehensive loss (Note 12)								(22,150)	(22,150)	-	(22,150)

Balance – March 31, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$278,238	$483,550	$(217,962)	$256,955	$-	$256,955	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock

	For the three months ended March 31, 2021 (dollar amounts in thousands)

Balance – January 1, 2021	81,505,851	$80	(24,891,292)	$(286,951)	56,614,559	$302,196	$411,178	$(141,242)	$285,261	$-	$285,261	$84,979

Exercise of stock option (Note 13)	11,501	-			11,501	35			35		35

Stock-based compensation charge (Note 13)						245			245		245

Net loss							(6,204)		(6,204)	-	(6,204)

Other comprehensive loss (Note 12)								(4,932)	(4,932)	-	(4,932)

Balance – March 31, 2021	81,517,352	$80	(24,891,292)	$(286,951)	56,626,060	$302,476	$404,974	$(146,174)	$274,405	$-	$274,405	$84,979

	For the nine months ended March 31, 2021 (dollar amounts in thousands)

Balance – July 1, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

Exercise of stock option (Note 13)	17,335	-			17,335	53			53		53

Stock-based compensation charge (Note 13)						1,173			1,173		1,173

Reversal of stock-based compensation charge (Note 13)	(510,200)				(510,200)	(297)			(297)		(297)

Stock-based compensation charge related to equity accounted investment (Note 6)						(40)			(40)		(40)

Proceeds from disgorgement of shareholders' short-swing profits (Note 22)						98			98		98

Net loss							(39,696)		(39,696)	-	(39,696)

Other comprehensive income (Note 12)								22,901	22,901	-	22,901

Balance – March 31, 2021	81,517,352	$80	(24,891,292)	$(286,951)	56,626,060	$302,476	$404,974	$(146,174)	$274,405	$-	$274,405	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)

Cash flows from operating activities
Net loss	$(6,204)	$(34,881)	$(39,696)	$(39,478)
Depreciation and amortization	1,132	3,157	3,129	12,303
Impairment loss (Note 7)	-	6,336	-	6,336
Movement in allowance for doubtful accounts receivable	299	277	913	360
(Earnings) Loss from equity-accounted investments (Note 6)	(55)	32,193	20,098	30,624
Movement in allowance for doubtful loans to equity-accounted investments	-	99	739	719
Change in fair value of equity securities (Note 5 and 6)	(10,814)	-	(25,942)	-
Fair value adjustment related to financial liabilities	(475)	(987)	1,201	(753)
Interest payable	(25)	597	(46)	1,755
Gain on disposal of Net1 Korea (Note 2)	-	(12,733)	-	(12,733)
Gain on disposal of FIHRST (Note 2)	-	-	-	(9,743)
Loss on disposal of equity-accounted investment - Bank Frick (Note 6)	472	-	472	-
Loss on disposal of equity-accounted investment (Note 6)	-	-	13	-
(Profit) Loss on disposal of property, plant and equipment	(142)	108	600	(95)
Stock-based compensation charge (Note 13)	245	347	876	1,170
Dividends received from equity accounted investments	-	677	125	2,125
Decrease in accounts receivable and finance loans receivable	5,786	10,596	4,230	13,697
Decrease (Increase) in inventory	428	(5,041)	2,642	(18,036)
Decrease in accounts payable and other payables	(894)	(4,396)	(4,393)	(4,660)
Decrease in taxes payable	(160)	(131)	(15,498)	(1,087)
Increase (Decrease) in deferred taxes	2,153	(413)	424	(618)
Net cash used in operating activities	(8,254)	(4,195)	(50,113)	(18,114)

Cash flows from investing activities
Capital expenditures	(649)	(1,042)	(3,947)	(4,493)
Proceeds from disposal of property, plant and equipment	254	59	345	362
Proceeds from disposal of equity-accounted investment - Bank Frick, net of expenses (Note 6)	18,568	-	18,568	-
Proceeds from disposal of Net1 Korea, net of cash disposed (Note 2)	-	192,619	20,114	192,619
Transaction costs paid related to disposal of Net1 Korea (Note 2)	-	(7,458)	-	(7,458)
Proceeds from disposal of DNI as equity-accounted investment (Note 3)	-	-	6,010	-
Loan to equity-accounted investment (Note 6)	-	(99)	(1,238)	(711)
Repayment of loans by equity-accounted investments	-	-	134	4,268
Proceeds from disposal of FIHRST, net of cash disposed (Note 2)	-	-	-	10,895
Investment in equity-accounted investments (Note 6)	-	(1,250)	-	(2,500)
Net change in settlement assets	745	864	6,190	(9,274)
Net cash provided by investing activities	18,918	183,693	46,176	183,708

Cash flows from financing activities
Proceeds from bank overdraft (Note 9)	55,280	193,723	261,759	585,273
Repayment of bank overdraft (Note 9)	(103,195)	(226,699)	(268,303)	(605,253)
Proceeds from disgorgement of shareholders' short-swing profits (Note 22)	-	-	124	-
Proceeds from exercise of stock options	35	-	53	-
Long-term borrowings utilized (Note 9)	-	-	-	14,798
Repayment of long-term borrowings (Note 9)	-	-	-	(11,313)
Guarantee fee	-	-	-	(148)
Finance lease capital repayments	-	(17)	-	(69)
Net change in settlement obligations	(745)	(864)	(6,190)	9,274
Net cash used in financing activities	(48,625)	(33,857)	(12,557)	(7,438)

Effect of exchange rate changes on cash and cash equivalents	(2,263)	(20,060)	10,839	(19,007)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,224)	125,581	(5,655)	139,149
Cash, cash equivalents and restricted cash – beginning of period	267,054	135,079	232,485	121,511
Cash, cash equivalents and restricted cash – end of period (Note 15)	$226,830	$260,660	$226,830	$260,660

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three and nine months ended March 31, 2021 and 2020

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2021 and 2020, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

References to “Net1” are references solely to Net 1 UEPS Technologies, Inc. References to the “Company” refer to Net1 and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Impact of COVID-19 on the Company’s business

The COVID-19 pandemic did not impact the Company’s South African operations as severely during the three and nine months ended March 31, 2021, compared to the last four months of the year ended June 30, 2020. South Africa has been at an adjusted Level 1 since March 1, 2021. On December 28, 2020, the country moved back to Level 3 restrictions which remained in place through to February 28, 2021. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive. The country went into lockdown (Level 5) towards the end of March 2020 and gradually eased restrictions for the remainder of the 2020 calendar year (to Level 4 from May 1, to Level 3 from June 1, to Level 2 from August 18 and to Level 1 from September 21). The increase at the end of December 2020 back to Level 3 was in response to a second wave of infections, which was more severe than the first wave. The South Africa government commenced its vaccination program in early calendar 2021, with a stated goal of vaccinating 67% of the South African population by the end of the calendar year. With the winter months approaching, there are concerns over the potential for a third wave, particularly as there have been several delays in the vaccination program to date.

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

Recent accounting pronouncements adopted

There were no new accounting pronouncements adopted by the Company during the three and nine months ended March 31, 2021.

Recent accounting pronouncements not yet adopted as of March 31, 2021

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

Recent accounting pronouncements not yet adopted as of March 31, 2021 (continued)

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

Restatement of financial statements

Related to overstatement of revenue and cost of goods sold, IT processing, servicing and support

In November 2020, the Company identified an error with respect to the recognition of certain revenue and related cost of goods sold, IT processing, servicing and support during its assessment and systems development of new products. The Company incorrectly duplicated the recognition of acquiring fees in revenue and recorded an equal and opposite entry in cost of goods sold, IT processing, servicing and support in its unaudited condensed consolidated statement of operations due to the misinterpretation of certain system reports. The error did not impact on the Company’s operating loss, net loss, balance sheet or cash flows. The Company determined that the error impacted reported results for the period from July 1, 2018 to September 30, 2020. The error impacts the Company’s reported results and the Company has restated its unaudited condensed consolidated statement of operations and certain note presentation, primarily Note 16 (Revenue) and Note 18 (Operating segments) for the three and nine months ended March 31, 2020, to correct for the error. The tables below present the impact of the restatement on the Company’s unaudited condensed consolidated statement of operations for the three months ended September 30, 2020, and the three and nine months ended March 31, 2020:

Unaudited condensed consolidated statement of operations
	Three months ended September 30, 2020(1)
	As reported	Correction	As restated
	(in thousands)
Revenue	$37,113	$(1,977)	$35,136
Cost of goods sold, IT processing, servicing and support	$28,437	$(1,977)	$26,460

	Three months ended March 31, 2020
	As reported	Correction	As restated
	(in thousands)
Revenue	$36,514	$(1,900)	$34,614
Cost of goods sold, IT processing, servicing and support	$25,783	$(1,900)	$23,883

	Nine months ended March 31, 2020
	As reported	Correction	As restated
	(in thousands)
Revenue	$125,019	$(5,271)	$119,748
Cost of goods sold, IT processing, servicing and support	$86,606	$(5,271)	$81,335

(1) The error for the three months ended September 30, 2020, also impacted the nine months ended March 31, 2021, by the same amount and therefore the amounts reported for the nine months ended March 31, 2021, include the correction of the error.

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Restatement of financial statements (continued)

Related to overstatement of revenue and cost of goods sold, IT processing, servicing and support (continued)

The table below presents the impact of the restatement on the affected lines in the Processing and Total columns included in the revenue note (Note 16) for the three months ended September 30, 2020, and the three and nine months ended March 31, 2020:

	Three months ended		Three months ended		Nine months ended
	September 30, 2020(1)		March 31, 2020
	Processing	Total	Processing	Total	Processing	Total
Processing fees - as restated	$16,330	$16,929	$15,527	$16,820	$44,659	$48,499
As reported	18,307	18,906	17,427	18,720	49,930	53,770
Correction	(1,977)	(1,977)	(1,900)	(1,900)	(5,271)	(5,271)
South Africa - as restated	14,774	15,373	13,963	15,256	41,046	44,886
As reported	16,751	17,350	15,863	17,156	46,317	50,157
Correction	(1,977)	(1,977)	(1,900)	(1,900)	(5,271)	(5,271)
Rest of world	$1,556	$1,556	$1,564	$1,564	$3,613	$3,613

Total revenue, derived from the following geographic locations - as restated	$21,518	$35,136	$20,025	$34,614	$68,965	$119,748
As reported	23,495	37,113	21,925	36,514	74,236	125,019
Correction	(1,977)	(1,977)	(1,900)	(1,900)	(5,271)	(5,271)
South Africa - as restated	19,962	33,580	18,461	33,050	65,352	116,135
As reported	21,939	35,557	20,361	34,950	70,623	121,406
Correction	(1,977)	(1,977)	(1,900)	(1,900)	(5,271)	(5,271)
Rest of world	$1,556	$1,556	$1,564	$1,564	$3,613	$3,613

(1) The error for the three months ended September 30, 2020, also impacted the nine months ended March 31, 2021, by the same amount and therefore the amount reported for the nine months ended March 31, 2021, includes the correction of the error.

The table below presents the impact of the restatement to the Processing operating segment revenue included in the operating segment note (Note 18) for the three months ended September 30, 2020, and the three and nine months ended March 31, 2020:

	Revenue (as restated)
	Reportable Segment	Inter-segment	From external customers

Processing - as restated(1)	$22,506	$988	$21,518
As reported	24,483	988	23,495
Correction	(1,977)	-	(1,977)
Total for the three months ended September 30, 2020 - as restated	36,982	1,846	35,136
As reported	38,959	1,846	37,113
Correction	(1,977)	-	(1,977)

Processing - as restated	$22,078	$2,053	$20,025
As reported	23,978	2,053	21,925
Correction	(1,900)	-	(1,900)
Total for the three months ended March 31, 2020 - as restated	37,801	3,187	34,614
As reported	39,701	3,187	36,514
Correction	(1,900)	-	(1,900)

Processing - as restated	$75,395	$6,430	$68,965
As reported	80,666	6,430	74,236
Correction	(5,271)	-	(5,271)
Total for the nine months ended March 31, 2020 - as restated	129,653	9,905	119,748
As reported	134,924	9,905	125,019
Correction	$(5,271)	$-	$(5,271)

(1) The error for the three months ended September 30, 2020, also impacted the nine months ended March 31, 2021, by the same amount and therefore the amounts reported for the nine months ended March 31, 2021, include the correction of the error.

2.Disposal of controlling interest in KSNET and FIHRST

2020 Disposals

March 2020 disposal of KSNET

On January 23, 2020, the Company, through its wholly owned subsidiary Net1 Applied Technologies Netherlands B.V. (“Net1 BV”), a limited liability private company incorporated in the Netherlands, entered into an agreement with PayletterHoldings LLC, a limited liability private company incorporated in the Republic of Korea, in terms of which Net1 BV agreed to sell its entire shareholding in Net1 Applied Technologies Korea Limited (“Net1 Korea”), a limited liability private company incorporated in the Republic of Korea and the sole shareholder of KSNET, Inc. for $237.2 million. The transaction was subject to customary closing conditions and closed on March 9, 2020. The Company no longer controls Net1 Korea and its subsidiaries and deconsolidated its investment effective March 1, 2020, and has had no continued involvement since that date.

KSNET was acquired in October 2010, and was a profitable and cash generative business, but operated autonomously and in a more developed economy, with limited overlap with the Company’s other activities. The Company also believed that the intrinsic value of KSNET was not appropriately reflected in the Company’s overall valuation. The Company’s board of directors commenced a strategic review of its various businesses and investments during 2019, and ultimately evaluated and decided to sell KSNET in January 2020 in order to focus more on the Company’s core strategy, boost liquidity and to maximize shareholder value.

The table below presents the impact of the deconsolidation of Net1 Korea and its subsidiaries and the calculation of the net gain recognized on deconsolidation:

Net1 Korea
March 2020
Proceeds from disposal of Net1 Korea, net of cash disposed	$192,619
Add: Cash and cash equivalents disposed	23,473
Add: Cash withheld by purchaser to settle South Korean taxes(1)	21,128
Fair value of consideration received	237,220
Less: carrying value of Net1 Korea, comprising	200,843
Cash and cash equivalents	23,473
Accounts receivable, net	30,467
Finance loans receivable, net	13,695
Inventory	2,377
Property, plant and equipment, net	7,601
Operating lease right of use asset	181
Goodwill (Note 7)	107,964
Intangible assets, net	4,655
Deferred income taxes assets	1,719
Other long-term assets	10,984
Accounts payable	(5,484)
Other payables	(5,523)
Operating lease liability - current	(69)
Income taxes payable	(3,481)
Deferred income taxes liabilities	(1,497)
Operating lease liability - long-term	(112)
Other long-term liabilities	(335)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 12)	14,228
Settlement assets	44,111
Settlement liabilities	(44,111)
Gain recognized on disposal, before transaction costs and tax	36,377
Transaction costs(2)	8,644
Gain recognized on disposal, before tax	27,733
Taxes related to gain recognized on disposal(1)	15,000
Gain recognized on disposal, after tax	$12,733

(1) Represents taxes that the Company expected to pay related to the disposal of Net1 Korea as of March 31, 2020. The Company also agreed that the purchaser withhold potential capital gains taxes of $19.9 million (approximately KRW 23.8 billion) and non-refundable securities transaction taxes of $1.2 million (approximately KRW 1.4 billion), for a total withholding of $21.1 million, from the purchase price and pay such amounts, on behalf of Net1 BV, to the South Korean tax authorities. Net1 BV commenced a process to claim a refund from the South Korean tax authorities of the amount withheld and received this amount of approximately $20.1 million (KRW 23.8 billion) in September 2020. The Company included the expected amount to be refunded in the caption Accounts receivable, net and other receivables in its consolidated balance sheet as of June 30, 2020, refer also to Note 3.

2.Disposal of controlling interest in KSNET and FIHRST (continued)

2020 Disposals (continued)

March 2020 disposal of KSNET (continued)

(2) Transaction costs include expenses incurred by the Company of $7.5 million directly related to the disposal of Net1 Korea and paid in cash and a non-refundable securities transfer tax of approximately $1.2 million which was also withheld from the purchase price and paid to the South Korean tax authorities directly by the purchaser.

December 2019 disposal of FIHRST

In November 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”), entered into an agreement with Transaction Capital Payment Solutions Proprietary Limited, or its nominee, a limited liability private company incorporated in the Republic of South Africa, pursuant to which Net1 SA agreed to sell its entire shareholding in Net1 FIHRST Holdings Proprietary Limited (“FIHRST”) for $11.7 million (ZAR172.2 million). The transaction closed in December 2019. FIHRST was deconsolidated following the closing of the transaction. Net1 SA was obliged to utilize the full purchase price received from the sale of FIHRST to partially settle its obligations under its lending arrangements and applied the proceeds received against its outstanding borrowings.

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

3. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of March 31, 2021, and June 30, 2020, are presented in the table below:

	March 31,	June 30,
	2021	2020

Accounts receivable, trade, net	$7,205	$8,458
Accounts receivable, trade, gross	7,633	8,711
Allowance for doubtful accounts receivable, end of period	428	253
Beginning of period	253	661
Reversed to statement of operations	-	(155)
Charged to statement of operations	160	181
Utilized	(33)	(151)
Deconsolidation	-	(178)
Foreign currency adjustment	48	(105)

Current portion of amount outstanding related to sale of interest in Bank Frick	7,500	-
Loans provided to Carbon	3,000	3,000
Taxes refundable related to sale of Net1 Korea	-	19,796
Current portion of amount outstanding related to sale of remaining interest in DNI	-	2,756
Other receivables	8,783	9,058
Total accounts receivable, net and other receivables	$26,488	$43,068

Current portion of amount outstanding related to sale of interest in Bank Frick represents the amount due by the purchaser in October 2021 related to the sale of Bank Frick, refer to Note 6 for additional information regarding the sale.

Taxes refundable related to sale of Net1 Korea relates to the disposal of KSNET as discussed in Note 2 and the entire amount outstanding, or approximately $20.1 million (KRW 23.8 billion), was received in September 2020.

On October 26, 2020, DNI settled the full amount outstanding of $5.7 million related to sale of the remaining interest in DNI, including the amounts included in other long-term assets, refer to Note 6. The Company received $0.3 million on September 30, 2020, for total receipts of $6.0 million.

Other receivables include prepayments, deposits and other receivables.

Finance loans receivable, net

The Company’s finance loans receivable, net, as of March 31, 2021, and June 30, 2020, is presented in the table below:

	March 31,	June 30,
	2021	2020

Microlending finance loans receivable, net	$20,599	$15,879
Microlending finance loans receivable, gross	22,888	17,737
Allowance for doubtful finance loans receivable, end of period	2,289	1,858
Beginning of period	1,858	3,199
Reversed to statement of operations	(648)	(492)
Charged to statement of operations	1,405	1,211
Utilized	(649)	(1,451)
Foreign currency adjustment	323	(609)

Working capital finance loans receivable, gross	-	-
Working capital finance loans receivable, gross	-	5,800
Allowance for doubtful finance loans receivable, end of period	-	5,800
Beginning of period	5,800	5,800
Utilized	(5,800)	-

Total accounts receivable, net	$20,599	$15,879

3. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Finance loans receivable, net (continued)

Gross microlending finance loans receivable as of March 31, 2021, increased compared to June 30, 2020, following subdued lending activity due to COVID-19 restrictions in April and early May 2020. The Company was unable to originate any significant loans in April and early May 2020.

The Company created an allowance for doubtful working capital finance loans receivable related to a receivable due from a customer based in the United States during the year ended June 30, 2018. The Company commenced legal proceedings against the customer in 2018. The customer is engaged in bankruptcy proceedings. In December 2020, the Company withdrew its claim lodged in the bankruptcy proceedings because it does not believe it will recover the receivable via these proceedings, or via any other process. In December 2020, the Company utilized the entire allowance for doubtful working capital finance loans receivable against the outstanding receivable.

4. Inventory

The Company’s inventory comprised the following categories as of March 31, 2021, and June 30, 2020:

	March 31,	June 30,
	2021	2020

Finished goods	$20,267	$15,618
Finished goods subject to sale restrictions	-	4,242
	$20,267	$19,860

Finished goods subject to sale restrictions represents airtime inventory purchased in March 2020, that could only be sold by the Company from October 1, 2020.As of March 31, 2021, finished goods includes $16.0 million of airtime inventory that was previously classified as finished goods subject to sale restrictions.

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

Translation risk

Translation risk relates to the risk that the Company’s results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns most of its revenues and incurs a significant amount of its expenses in ZAR. The U.S. dollar has fluctuated significantly against the ZAR over the past three years. As exchange rates are outside the Company’s control, there can be no assurance that future fluctuations will not adversely affect the Company’s results of operations and financial condition.

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of March 31, 2021, and June 30, 2020, and valued Cell C at $0.0 (zero) at March 31, 2021, and June 30, 2020. The Company believes the Cell C business plan utilized in the Company’s valuation is reasonable based on the current performance and the expected changes in Cell C’s business model. The Company changed certain valuation assumptions when preparing the December 31, 2020, valuation compared with the June 30, 2020, valuation, and these updated assumptions have been used for the March 31, 2021 valuation as well. Similar to the approach taken for December 31, 2020, the March 31, 2021, valuation, the Company incorporated the payments under the lease liabilities into the cash flow forecasts instead of including the March 31, 2021, carrying value in net debt and assumed that the deferred tax asset would be utilized over the forecast period instead of including the fair value of the deferred tax asset as of March 31, 2021, in the valuation. For the June 30, 2020, valuation, the Company included the carrying value of the lease liabilities within net debt and included the June 30, 2020, fair value of the deferred tax asset in the valuation. The Company utilized the latest approved business plan provided by Cell C management for the period ended December 31, 2025, for the March 31, 2021 valuation and the period ended December 31, 2024 for the June 30, 2020 valuation.

5. Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

The following key valuation inputs were used as of March 31, 2021 and June 30, 2020:

Weighted Average Cost of Capital ("WACC"):	Between 16% and 24% over the period of the forecast
Long term growth rate:	3% (3% as of June 30, 2020)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - March 31, 2021:(1)	ZAR 11.4 billion ($0.8 billion), no lease liabilities included
Net adjusted external debt - June 30, 2020:(2)	ZAR 15.8 billion ($0.9 billion), includes ZAR4.4 billion of lease liabilities
Deferred tax (incl, assessed tax losses) - March 31, 2021:(1)	ZAR 0 ($0)
Deferred tax (incl, assessed tax losses) - June 30, 2020:(2)	ZAR 2.9 billion ($167.3 million)

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of March 31, 2021.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2020.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 3.0% increase and 2.5% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on March 31, 2021, all amounts translated at exchange rates applicable as of March 31, 2021:

Sensitivity for fair value of Cell C investment	3.0% increase	2.5% decrease
WACC rate	$-	$3,349
EBITDA margin	$2,134	$-

The fair value of the Cell C shares as of March 31, 2021, represented 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. All of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “B” (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that are measured under Level 1 or 3 of the fair value hierarchy. The Company had no outstanding foreign exchange contracts as of March 31, 2021, or June 30, 2020.

The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2021, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	441	-	-	441
Fixed maturity investments (included in cash and cash equivalents)	2,655	-	-	2,655
Total assets at fair value	$3,096	$-	$-	$3,096

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

There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2021 and 2020, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three and nine months ended March 31, 2021 and 2020.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the nine months ended March 31, 2021:

Carrying value
Assets
Balance as of June 30, 2020	$-
Foreign currency adjustment(1)	-
Balance as of March 31, 2021	$-

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

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of March 31, 2021, and June 30, 2020, was as follows:

	March 31,	June 30,
	2021	2020
Finbond Group Limited (“Finbond”)	31%	31%
Carbon Tech Limited (“Carbon”)	25%	25%
Revix (“Revix”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
V2 Limited (“V2”)	50%	50%
Bank Frick & Co AG (“Bank Frick”)	-%	35%
Walletdoc Proprietary Limited (“Walletdoc”)	-%	20%

Bank Frick

On February 3, 2021, the Company, through its wholly-owned subsidiary, Net1 Holdings LI AG (“Net1 LI”), entered into a share sales agreement with the Frick Family Foundation (“KFS”) to sell its entire interest, or 35%, in Bank Frick to KFS for $30 million. Net1 and certain entities within the IPG group also entered into an indemnity and release agreement with KFS and Bank Frick under which the parties agreed to terminate all existing arrangements with Bank Frick and settle all liabilities related to the Company’s activities with Bank Frick through the payment of $3.6 million to KFS. The Company received $15.0 million, net, on closing, which comprised $18.6 million less the $3.6 million due to KFS to terminate all existing arrangements with Bank Frick and settle all liabilities related to IPG’s activities with Bank Frick. The Company included the $18.6 million within cash flows from investing activities and the $3.6 million within cash flows from operating activities in the unaudited condensed consolidated statement of cash flows for the three and nine months ended March 31, 2021. The outstanding balance due by KFS is expected to be paid as follows: (i) $7.5 million on October 30, 2021, which is included in the caption accounts receivable, net and other receivables in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2021, and (ii) the remaining amount, of $3.9 million on July 15, 2022, which is included in the caption other long-term assets, including reinsurance assets in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2021. The parties entered into a security and pledge agreement under which KFS pledged the Bank Frick shares purchased as security for the amounts outstanding under the share sales agreement.

The Company incurred transaction costs of approximately $0.04 million.

The following table presents the calculation of the loss on disposal of Bank Frick on February 3, 2021:

February 3,
2021
Loss on sale of Bank Frick:
Consideration received in cash on February 3, 2021	$18,600
Consideration received with note on February 3, 2021, refer to (Note 3) and other long-term assets below	11,400
Less: transaction costs	(42)
Less: carrying value of Bank Frick	(32,892)
Add: release of foreign currency translation reserve from accumulated other comprehensive loss	2,462
Loss on sale of Bank Frick(1)	$(472)

(1) The Company does not expect to pay taxes related to the sale of Bank Frick because the base cost of its investment exceeds the sales consideration received. The Company does not believe that it will be able to utilize any capital loss, if any, generated because Net1 LI does not own any other capital assets.

On April 15, 2020, the Company paid a termination fee of CHF 17.0 million ($17.5 million) to KFS to cancel an option that was previously exercised by the Company. The Company considered the termination of the exercise of the option to acquire a further 35% interest in Bank Frick an impairment indicator. The Company recorded an impairment loss of $18.3 million during the three and nine months ended March 31, 2020, related to the other-than-temporary decrease in Bank Frick’s value, which represented the difference between the determined fair value of the Company’s interest in Bank Frick and the Company carrying value (before the impairment). The impairment loss is included in the caption loss from equity-accounted investments in the Company’s unaudited condensed consolidated statement of operations.

6.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Finbond

As of March 31, 2021, the Company owned 268,820,933 shares in Finbond representing approximately 31% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on March 31, 2021, the last trading day of the month, was ZAR 1.65 per share. The market value, using the March 31, 2021, closing price, of the Company’s holding in Finbond on March 31, 2021, was ZAR 443.6 million ($29.9 million translated at exchange rates applicable as of March 31, 2021).

Finbond published its half-year results to August 2020 in October 2020, which included the financial impact of the COVID-19 pandemic on its reported results during that reporting period. Finbond incurred losses during the six months to August 2020, and experienced a slow-down in its lending activities. Finbond reported that its lending activities had increased again since August 2020, albeit at a slower pace compared with the prior calendar period. Finbond’s share price declined substantially during the period from its fiscal year end (February 2020) to September 30, 2020, and the weakness in its traded share price continued post September 30, 2020. The Company considered the combination of the slow-down in business activity and the lower share price as impairment indicators. The Company performed an impairment assessment of its holding in Finbond as of September 30, 2020. The Company recorded an impairment loss of $16.8 million during the quarter ended September 30, 2020, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). There is limited trading in Finbond shares on the JSE because it has three shareholders that own approximately 90% of its issued and outstanding shares between them. The Company calculated a fair value per share for Finbond by applying a liquidity discount of 15% to the September 30, 2020, Finbond closing price of $1.04.

The Company performed a further impairment assessment of its holding in Finbond as of December 31, 2020, following a modest decline in its market price during the quarter ended December 31, 2020. The Company recorded an impairment loss of $0.8 million during the quarter ended December 31, 2020, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). The Company calculated a fair value per share for Finbond by applying a liquidity discount of 15% to the December 31, 2020, Finbond closing price. The total impairment charge for the nine months ended March 31, 2021, was $17.7 million.

V2 Limited

In June 2020, V2 Limited drew down $0.5 million of the $5.0 million working capital facility granted by the Company to V2. In December 2020, the Company no longer expected to recover its carrying value in V2 and impaired its remaining interest in V2 recording an impairment loss of $0.5 million during the nine months ended March 31, 2021. The Company sold its investment in V2 on April 22, 2021, for one dollar.

In September 2020, the Company and V2 agreed to reduce the $5.0 million working capital facility to $1.5 million. In October 2020, V2 drew down the remaining available $1.0 million of the working capital facility. The Company also created an allowance for doubtful loans receivable of $0.5 million during the nine months ended March 31, 2021, related to a portion of the working capital facility outstanding as of March 31, 2021.

Other

In November 2020, the Company’s subsidiary, Net1 SA, signed an agreement with Walletdoc under which Walletdoc agreed to repay the loan due to Net1 SA in full and Net1 SA agreed to dispose of its entire interest in Walletdoc to Walletdoc.

DNI – impairments in fiscal 2020

During the nine months ended March 31, 2020, the Company recorded impairment losses of $13.1 million. These impairment losses included (i) an amount of $11.5 million related to the difference between the fair value of consideration received on April 1, 2020 following the sale of its remaining interest, and the carrying value of DNI as of March 31, 2020, which included $11.3 million included in accumulated other comprehensive loss as of March 31, 2020, and (ii) an amount of $1.6 million representing the excess of recorded earnings from DNI over its carrying value, calculated as the amount that the Company could receive pursuant to the call option granted to DNI in May 2019.

6.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the nine months ended March 31, 2021:

	Bank Frick	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2020	$29,739	$30,876	$4,601	$65,216
Stock-based compensation	-	(40)	-	(40)
Comprehensive (loss) income:	1,156	(18,579)	(987)	(18,410)
Other comprehensive income	-	1,688	-	1,688
Equity accounted (loss) earnings	1,156	(20,267)	(987)	(20,098)
Share of net (loss) income	1,156	(2,617)	(439)	(1,900)
Impairment	-	(17,650)	(548)	(18,198)
Dividends received	-	-	(125)	(125)
Disposal of equity-accounted investment	(32,892)	-	(13)	(32,905)
Foreign currency adjustment(2)	1,997	3,004	120	5,121
Balance as of March 31, 2021	$-	$15,261	$3,596	$18,857

Investment in loans:
Balance as of June 30, 2020	$-	$-	$620	$620
Loans granted	-	-	1,238	1,238
Allowance for doubtful loans	-	-	(738)	(738)
Loans repaid	-	-	(134)	(134)
Foreign currency adjustment(2)	-	-	14	14
Balance as of March 31, 2021	$-	$-	$1,000	$1,000

		Equity	Loans	Total
Carrying amount as of :
June 30, 2020		$65,216	$620	$65,836
March 31, 2021		$18,857	$1,000	$19,857

(1) Includes Carbon, SmartSwitch Namibia, V2 and Walletdoc.

(2) The foreign currency adjustment represents the effects of the fluctuations of the Swiss franc, ZAR, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

Other long-term assets

Summarized below is the breakdown of other long-term assets as of March 31, 2021, and June 30, 2020:

	March 31,	June 30,
	2021	2020

Total equity investments	$52,935	$26,993
Investment in 15% of Cell C, at fair value (Note 5)	-	-
Investment in 12% of MobiKwik	52,935	26,993
Investment in 87.5% of CPS(1)	-	-
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Long-term portion of amount due related to sale of interest in Bank Frick(2)	3,890	-
Long-term portion of amount due from DNI related to sale of remaining interest in DNI	-	2,857
Policy holder assets under investment contracts (Note 8)	441	490
Reinsurance assets under insurance contracts (Note 8)	1,181	1,006
Total other long-term assets	$58,447	$31,346

(1) On October 16, 2020, the High Court of South Africa, Gauteng Division, Pretoria ordered that CPS be placed into liquidation.

(2) Long-term portion of amount due related to sale of interest in Bank Frick represents the amount due by the purchaser in July 2022.

6.Equity-accounted investments and other long-term assets (continued)

Other long-term assets (continued)

MobiKwik

In early November 2020, MobiKwik entered into an agreement to raise additional capital through the issuance of additional shares to a new shareholder at a valuation of $135.54 per share. In mid-March 2021, MobiKwik raised additional capital through the issuance of shares to new shareholders at a valuation of $170.33 per share. The Company considered each of these transactions to be an observable price change in an orderly transaction for similar or identical equity securities issued by MobiKwik. The Company used the November 2020 valuation as the basis for its adjustment to increase the carrying value in its investment in MobiKwik by $15.1 million from $27.0 million to $42.1 million as of December 31, 2020. The Company used the March 2021 valuation as the basis for its adjustment to increase the carrying value in its investment in MobiKwik by $10.8 million from $42.1 million to $52.9 million as of March 31, 2021. The change in the fair value of MobiKwik for the three and nine months ended March 31, 2021, of $10.8 million and $25.9 million, respectively, is included in the caption “Change in fair value of equity securities” in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2021.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of March 31, 2021:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$25,942	$-	$52,935
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$25,942	$-	$52,935

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

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of March 31, 2021:

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

7.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2021:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2020	$63,194	$(39,025)	$24,169
Foreign currency adjustment (1)	5,088	(1,116)	3,972
Balance as of March 31, 2021	$68,282	$(40,141)	$28,141

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

Refer to Note 18 for additional information regarding changes to the Company’s reportable segments during the nine months ended March 31, 2021. Goodwill has been allocated to the Company’s reportable segments as follows:

	Processing	Financial services	Technology	Carrying value
Balance as of June 30, 2020	$9,989	$-	$14,180	$24,169
Foreign currency adjustment (1)	1,576	-	2,396	3,972
Balance as of March 31, 2021	$11,565	$-	$16,576	$28,141

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2021, and June 30, 2020:

	As of March 31, 2021			As of June 30, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$20,506	$(20,430)	$76	$19,064	$(18,806)	$258
Software and unpatented
technology	4,171	(4,171)	-	3,931	(3,931)	-
FTS patent	2,584	(2,584)	-	2,211	(2,211)	-
Trademarks	3,011	(2,650)	361	2,731	(2,377)	354
Total finite-lived intangible assets	$30,272	$(29,835)	$437	$27,937	$(27,325)	$612
Indefinite-lived intangible assets:
Financial institution licenses			-			-
Total indefinite-lived intangible assets			-			-

Total intangible assets			$437			$612

7.Goodwill and intangible assets, net (continued)

Intangible assets, net (continued)

Aggregate amortization expense on the finite-lived intangible assets for each of the three months ended March 31, 2021 and 2020, was approximately $0.1 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the nine months ended March 31, 2021 and 2020, was approximately $0.3 million and $0.2 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on March 31, 2021, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2021	$371
Fiscal 2022	69
Fiscal 2023	69
Fiscal 2024	69
Fiscal 2025	68
Thereafter	69
Total future estimated annual amortization expense	$715

8.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the nine months ended March 31, 2021:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2020	$1,006	$(1,370)
Increase in policy holder benefits under insurance contracts	543	6,121
Claims and decrease in policyholders’ benefits under insurance contracts	(538)	(6,142)
Foreign currency adjustment(3)	170	(231)
Balance as of March 31, 2021	$1,181	$(1,622)

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the nine months ended March 31, 2021:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2020	$490	$(490)
Increase in policy holder benefits under investment contracts	19	(19)
Claims and decrease in policyholders’ benefits under investment contracts	(151)	151
Foreign currency adjustment (3)	83	(83)
Balance as of March 31, 2021	$441	$(441)

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

South Africa

Nedbank facility, comprising short-term facilities

On November 2, 2020, the Company amended its short-term South African credit facility with Nedbank Limited to increase the indirect and derivative facilities component of the facility from ZAR 150.0 million to ZAR 159.0 million. As of March 31, 2021, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 459.0 million ($31.0 million). The credit facility comprises an overdraft facility of (i) up to ZAR 300.0 million ($20.2 million), which is further split into (a) a ZAR 250.0 million ($16.9 million) overdraft facility which may only be used to fund mobile ATMs and (b) a ZAR 50.0 million ($3.4 million) general banking facility and (ii) indirect and derivative facilities of up to ZAR 159.0 million ($10.7 million), which include guarantees, letters of credit and forward exchange contracts.

The Company has entered into cession and pledge agreements with Nedbank related to certain of its Nedbank credit facilities (the general banking facility and a portion of the indirect facility) and the Company has ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. These funds, of ZAR 113.0 million ($7.6 million translated at exchange rates applicable as of March 31, 2021), are included within the caption restricted cash related to ATM funding and credit facilities to the Company’s unaudited condensed consolidated balance sheet as of March 31, 2021.

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of March 31, 2021, and the movement in the Company’s short-term facilities from as of June 30, 2020 to as of March 31, 2021, as well as the respective interest rates applied to the borrowings as of March 31, 2021:

	South Africa		Total
	RMB	Nedbank
Short-term facilities available as of March 31, 2021	$80,929	$30,958	$111,887
Overdraft	-	3,372	3,372
Overdraft restricted as to use for ATM funding only	80,929	16,860	97,789
Indirect and derivative facilities	-	10,726	10,726

Interest rate (%), based on South African prime rate	7.00
Interest rate (%), based on South African prime rate less 1.15%		5.85

Movement in utilized overdraft facilities:
Balance as of June 30, 2020	14,756	58	14,814
Utilized	244,234	17,525	261,759
Repaid	(251,902)	(16,401)	(268,303)
Foreign currency adjustment(1)	3,431	(306)	3,125
Balance as of March 31, 2021	10,519	876	11,395
Restricted as to use for ATM funding only	10,519	876	11,395

Movement in utilized indirect and derivative
facilities:
Balance as of June 30, 2020(2)	-	5,398	5,398
Utilized	-	3,909	3,909
Foreign currency adjustment(1)	-	1,251	1,251
Balance as of March 31, 2021(2)	$-	$10,558	$10,558

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) As of March 31, 2021 and June 30, 2020, the Company had utilized approximately ZAR 156.6 million ($10.6 million) and ZAR 93.6 million ($5.4 million), respectively, of its indirect and derivative facilities of ZAR 159.0 million (June 30, 2020: ZAR 150 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 20).

10.Other payables

Summarized below is the breakdown of other payables as of March 31, 2021, and June 30, 2020:

	March 31,	June 30,
	2021	2020
Accruals	$5,895	$6,045
Provisions	3,883	4,926
Other	11,364	11,329
Value-added tax payable	358	129
Payroll-related payables	1,211	887
Participating merchants' settlement obligation	513	463
	$23,224	$23,779

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

11.Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2021 and 2020, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2021 and 2020, respectively:

	March 31,	March 31,
	2021	2020

Number of shares, net of treasury:
Statement of changes in equity	56,626,060	57,118,925
Non-vested equity shares that have not vested as of end of period	294,000	1,115,500
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	56,332,060	56,003,425

12.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended March 31, 2021:

	Three months ended
	March 31, 2021
	Accumulated foreign currency translation reserve	Total
Balance as of January 1, 2021	$(141,242)	$(141,242)
Release of foreign currency translation reserve related to the disposal of Bank Frick (Note 6)	(2,462)	(2,462)
Movement in foreign currency translation reserve	(2,470)	(2,470)
Balance as of March 31, 2021	$(146,174)	$(146,174)

12.Accumulated other comprehensive loss (continued)

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended March 31, 2020:

	Three months ended
	March 31, 2020
	Accumulated foreign currency translation reserve	Total
Balance as of January 1, 2020	$(190,978)	$(190,978)
Release of foreign currency translation reserve related to Net1 Korea disposal (Note 2)	14,228	14,228
Movement in foreign currency translation reserve	(41,212)	(41,212)
Balance as of March 31, 2020	$(217,962)	$(217,962)

The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2021:

	Nine months ended
	March 31, 2021
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2020	$(169,075)	$(169,075)
Release of foreign currency translation reserve related to disposal of Bank Frick (Note 6)	(2,462)	(2,462)
Movement in foreign currency translation reserve related to equity-accounted investment	1,688	1,688
Movement in foreign currency translation reserve	23,675	23,675
Balance as of March 31, 2021	$(146,174)	$(146,174)

The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2020:

	Nine months ended
	March 31, 2020
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2019	$(195,812)	$(195,812)
Release of foreign currency translation reserve related to Net1 Korea disposal (Note 2)	14,228	14,228
Release of foreign currency translation reserve related to FIHRST disposal (Note 2)	1,578	1,578
Movement in foreign currency translation reserve related to equity-accounted investment	2,227	2,227
Movement in foreign currency translation reserve	(40,183)	(40,183)
Balance as of March 31, 2020	$(217,962)	$(217,962)

During the three and nine months ended March 31, 2021, the Company reclassified $2.5 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of Bank Frick (refer to Note 6). During the three months ended March 31, 2020, the Company reclassified $14.2 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net gain related to the disposal of Net1 Korea (refer to Note 2). During the nine months ended March 31, 2020, the Company reclassified $14.2 million and $1.6 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net gain (loss) related to the disposal of Net1 Korea and FIHRST, respectively (refer to Note 2).

13.Stock-based compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan and the vesting terms of certain stock-based awards granted are described in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020.

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the nine months ended March 31, 2021 and 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2020	1,331,651	5.83	7.56	-	2.01
Granted - August 2020	150,000	3.50	3.00	166	1.11
Granted - November 2020	560,000	3.01	10.00	691	1.23
Exercised	(17,335)	3.07	-	35	-
Forfeited	(466,033)	7.12	-	-	2.31
Outstanding - March 31, 2021	1,558,283	4.24	7.80	2,860	1.56

Outstanding - June 30, 2019	864,579	7.81	7.05	-	2.62
Granted – October 2019	561,000	3.07	10.00	676	1.20
Forfeited	(93,928)	7.50	-	-	2.81
Outstanding - March 31, 2020	1,331,651	5.83	7.83	-	2.01

On August 5, 2020, the Company granted one of its non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant to the Company, 150,000 stock options with an exercise price of $3.50. These stock options are subject to the non-employee director’s continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date. No stock options were awarded during the three months ended March 31, 2021 and 2020. The Company awarded 560,000 and 561,000 stock options to employees during the nine months ended March 31, 2021 and 2020, respectively. During the nine months ended March 31, 2021, the Company’s former chief executive officer forfeited 250,034 stock options with strike prices ranging from $6.20 to $11.23 per share following his separation from the Company. Employees forfeited 10,000 and 93,928 stock options during the three months ended March 31, 2021 and 2020, respectively. Employees forfeited 205,999 and 93,928 stock options during the nine months ended March 31, 2021 and 2020, respectively.

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

The table below presents the range of assumptions used to value stock options granted during the nine months ended March 31, 2021 and 2020:

	Nine months ended
	March 31,
	2021	2020
Expected volatility	62%	57%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	0.19%	1.57%

13.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of March 31, 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - March 31, 2021	1,558,283	4.24	7.80	2,860

These options have an exercise price range of $3.01 to $11.23.

The following table presents stock options that are exercisable as of March 31, 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - March 31, 2021	460,798	6.46	6.86	345

No stock options became exercisable during the three months ended March 31, 2021 and 2020. During the nine months ended March 31, 2021 and 2020, respectively, 337,666 and 170,335 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the nine months ended March 31, 2021 and 2020:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2020	1,115,500	5,354
Total vested	(311,300)	(1,037)
Vested – August 2020	(244,500)	(812)
Vested – September 2020 - accelerated vesting	(66,800)	(225)
Forfeitures	(510,200)	(1,766)
Non-vested – March 31, 2021	294,000	994

Non-vested – June 30, 2019	583,908	3,410
Granted – February 2020	568,000	2,300
Total vested	(18,908)	70
Vested – March 2020	(11,408)	42
Vested – March 2020 - accelerated vesting	(7,500)	28
Forfeitures	(17,500)	65
Non-vested – March 31, 2020	1,115,500	5,354

13.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

During the three months ended March 31, 2021, 244,500 shares of restricted stock with time-based vesting conditions vested. In connection with the Company’s former chief executive officer’s separation, the Company agreed to accelerate the vesting of 66,800 shares of restricted stock which were granted in February 2020, and which were subject to time-based vesting. These shares of restricted stock vested on September 30, 2020. The ,510200 shares of restricted stock that were forfeited during the nine months ended March 31, 2021, includes 375,200 shares of restricted stock forfeited by the Company’s former chief executive officer upon his separation from the Company and 30,000 shares of restricted stock forfeited by an executive officer as the market condition (related to share price performance) was not achieved.

The March 31, 2021, non-vested shares of restricted stock presented in the table above includes 164,000 shares of restricted stock forfeited by an executive officer following his resignation from the Company on April 30, 2021. The amount of 164,000 shares of restricted stock comprised 107,200 shares of restricted stock with performance (related to agreed return on net asset value) and time-based vesting conditions, 30,000 shares of restricted stock with a market condition (related to share price performance) and time-based vesting conditions, and 26,800 shares of restricted stock with time-based vesting conditions.

The February 2020 grants comprise 113,600 shares of restricted stock awarded to executive officers that are subject to time-based vesting and 454,400 shares of restricted stock awarded to executive officers that are subject to performance and time-based vesting. During three and nine months ended March 31, 2020, employees forfeited 17,500 shares of restricted stock upon termination and 7,500 shares (50% of the original award) of restricted stock with time-based vesting conditions were forfeited by an executive officer upon the disposal of Net1 Korea. The Company’s Board of Directors accelerated the vesting of the other half of the award and 7,500 shares vested.

On February 5, 2021, the Company entered into an employment agreement with Mr. Mali, under which Mr. Mali was appointed Chief Executive Officer of Net1 SA. The appointment is effective from May 1, 2021. Mr. Mali was awarded 77,040 shares of restricted stock on May 1, 2021. The number of shares granted was calculated using a base amount of ZAR 6.25 million, the Company’s closing share price on the Nasdaq Global Select Market on April 30, 2021, and the April 30, 2021 $ / ZAR closing exchange rate. These shares of restricted stock include time-based vesting conditions and are subject to Mr. Mali’s continuous service to the Company through the applicable vesting date, with one third of the options vesting on each of the first, second and third anniversaries of the grant date, May 1, 2021.

The parties also agreed that, on or about August 1, 2021, the Company will issue such number of shares of restricted stock equal to the aggregate amount of the Company’s common stock purchased by Mr. Mali between May 1, 2021 and July 31, 2021. The number of shares of restricted to stock to be issued will be calculated using a base amount of up to ZAR 6.25 million, in each case, divided by the product of the Fair Market Value (as defined in the Company’s Amended and Restated 2015 Stock Incentive Plan) of the Company’s common stock, multiplied by the $ / ZAR exchange rate on the date of grant. These shares of restricted stock are also expected to include time-based vesting conditions and will be subject to Mr. Mali’s continuous service to the Company through the applicable vesting date, with one third of the options vesting on each of the first, second and third anniversaries of the grant date, on or about August 1, 2021.

Mr. Mali is also entitled to a long-term incentive award related to the Company’s 2021 fiscal year, comprising an award of restricted stock equal to 85% of Mr. Mali’s base salary, or ZAR 5.95 million, divided by the product of the Fair Market Value of the Company’s common stock, as determined by the Company’s remuneration committee in its sole discretion, multiplied by the $ / ZAR exchange rate on the date of grant. Vesting of the award is subject to performance criteria to be determined by the Company’s remuneration committee and the continuous employment of Mr. Mali on each vesting date. The award of restricted stock vests ratably over a period of three years commencing on the first anniversary of the grant of the award.

13.Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge, net during the three months ended March 31, 2021 and 2020, of $0.2 million and $0.3 million, respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended March 31, 2021
Stock-based compensation charge	$245	$-	$245
Total - three months ended March 31, 2021	$245	$-	$245

Three months ended March 31, 2020
Stock-based compensation charge	$492	$-	$492
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(145)	-	(145)
Total - three months ended March 31, 2020	$347	$-	$347

The Company recorded a stock-based compensation charge, net during the nine months ended March 31, 2021 and 2020, of $0.9 million and $1.2 million respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Nine months ended March 31, 2021
Stock-based compensation charge	$1,173	$-	$1,173
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(297)	-	(297)
Total - nine months ended March 31, 2021	$876	$-	$876

Nine months ended March 31, 2020
Stock-based compensation charge	$1,315	$-	$1,315
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(145)	-	(145)
Total - nine months ended March 31, 2020	$1,170	$-	$1,170

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of March 31, 2021, the total unrecognized compensation cost related to stock options was approximately $1.1 million, which the Company expects to recognize over approximately three years. As of March 31, 2021, the total unrecognized compensation cost related to restricted stock awards was approximately $0.7 million, which the Company expects to recognize over approximately two years.

As of March 31, 2021, and June 30, 2020, respectively, the Company recorded a deferred tax asset of approximately $0.04 million and $0.4 million, related to the stock-based compensation charge recognized related to employees of Net1. As of March 31, 2021, and June 30, 2020, respectively, the Company recorded a valuation allowance of approximately $0.04 million and $0.4 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended March 31, 2021 and 2020. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the three months ended March 31, 2021 and 2020, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

14.(Loss) Earnings per share (continued)

The following table presents net loss attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net loss attributable to Net1	$(6,204)	$(34,881)	$(39,696)	$(39,478)
Undistributed (loss) earnings	(6,204)	(34,881)	(39,696)	(39,478)
Continuing	(6,204)	(48,361)	(39,696)	(58,613)
Discontinued	$-	$13,480	$-	$19,135
Percent allocated to common shareholders
(Calculation 1)	99%	99%	99%	99%
Numerator for (loss) earnings per share: basic and diluted	(6,172)	(34,377)	(39,300)	(39,017)
Continuing	(6,172)	(47,662)	(39,300)	(57,928)
Discontinued	-	13,285	-	18,911

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	56,352	55,982	56,236	55,984
Effect of dilutive securities:
Stock options	275	-	92	-
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	56,627	55,982	56,328	55,984

(Loss) Earnings per share:
Basic	$(0.11)	$(0.61)	$(0.70)	$(0.69)
Continuing	$(0.11)	$(0.85)	$(0.70)	$(1.03)
Discontinued	$-	$0.24	$-	$0.34
Diluted	$(0.11)	$(0.61)	$(0.70)	$(0.69)
Continuing	$(0.11)	$(0.85)	$(0.70)	$(1.03)
Discontinued	$-	$0.24	$-	$0.34

(Calculation 1)
Basic weighted-average common shares outstanding (A)	56,352	55,982	56,236	55,984
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,646	56,803	56,803	56,646
Percent allocated to common shareholders
(A) / (B)	99%	99%	99%	99%

Options to purchase 425,784 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three and nine months ended March 31, 2021, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 1,331,651 shares of the Company’s common stock at prices ranging from $3.07 to $11.23 per share were outstanding during the three and nine months ended March 31, 2020, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through November 4, 2030, were still outstanding as of March 31, 2021.

15.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2021 and 2020:

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020

Cash received from interest	$537	$632	$1,746	$2,411
Cash paid for interest	$707	$1,582	$2,251	$4,689
Cash paid for income taxes	$211	$645	$16,382	$4,532

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company’s unaudited condensed consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company’s various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Cash, cash equivalents and restricted cash also includes cash in certain bank accounts that have been ceded to Nedbank. As this cash has been pledged and ceded it may not be drawn and is considered restricted as to use and therefore is classified as restricted cash as well. Refer to Note 9 for additional information regarding the Company’s facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of March 31, 2021 and 2020, and June 30, 2020:

	March 31, 2021	March 31, 2020	June 30, 2020
Continuing	$207,814	$209,290	$217,671
Discontinued	-	-	-
Cash and cash equivalents	207,814	209,290	217,671
Restricted cash	19,016	51,370	14,814
Cash, cash equivalents and restricted cash	$226,830	$260,660	$232,485

Leases

The following table presents supplemental cash flow disclosure related to leases for the three and nine months ended March 31, 2021 and 2020:

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,061	$876	$2,940	$2,904

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$796	$484	$2,497	$2,974

16.Revenue recognition

Disaggregation of revenue

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended March 31, 2021:

	Processing	Financial services	Technology	Total
Processing fees	$13,844	$566	$-	$14,410
South Africa	13,423	566	-	13,989
Rest of world	421	-	-	421
Technology products	459	87	1,720	2,266
Telecom products and services	2,945	-	-	2,945
Lending revenue	-	5,474	-	5,474
Insurance revenue	-	1,709	-	1,709
Account holder fees	-	1,414	-	1,414
Other	225	76	309	610
Total revenue, derived from the following geographic locations	17,473	9,326	2,029	28,828
South Africa	17,052	9,326	2,029	28,407
Rest of world	$421	$-	$-	$421

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

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended March 31, 2020:

	Processing	Financial services	Technology	Total
	(as restated)			(as restated)(1)
Processing fees	$15,527	$1,293	$-	$16,820
South Africa(1)	13,963	1,293	-	15,256
Rest of world	1,564	-	-	1,564
Technology products	241	-	3,830	4,071
Telecom products and services	3,704	-	-	3,704
Lending revenue	-	5,552	-	5,552
Insurance revenue	-	1,228	-	1,228
Account holder fees	-	2,525	-	2,525
Other	553	148	13	714
Total revenue, derived from the following geographic locations	20,025	10,746	3,843	34,614
South Africa	18,461	10,746	3,843	33,050
Rest of world	$1,564	$-	$-	$1,564

(1) Processing fees South Africa and Total column has been restated for the error described in Note 1.

16.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the nine months ended March 31, 2021:

	Processing	Financial services	Technology	Total
Processing fees	$44,929	$1,740	$-	$46,669
South Africa	42,074	1,740	-	43,814
Rest of world	2,855	-	-	2,855
Technology products	1,584	157	12,140	13,881
Telecom products and services	10,515	-	-	10,515
Lending revenue	-	14,962	-	14,962
Insurance revenue	-	4,779	-	4,779
Account holder fees	-	3,870	-	3,870
Other	775	233	585	1,593
Total revenue, derived from the following geographic locations	57,803	25,741	12,725	96,269
South Africa	54,948	25,741	12,725	93,414
Rest of world	$2,855	$-	$-	$2,855

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the nine months ended March 31, 2020:

	Processing	Financial services	Technology	Total
	(as restated)			(as restated)(1)
Processing fees	$44,659	$3,840	$-	$48,499
South Africa(1)	41,046	3,840	-	44,886
Rest of world	3,613	-	-	3,613
Technology products	784	-	15,463	16,247
Telecom products and services	19,637	-	-	19,637
Lending revenue	-	16,090	-	16,090
Insurance revenue	-	3,986	-	3,986
Account holder fees	-	10,888	-	10,888
Other	3,885	474	42	4,401
Total revenue, derived from the following geographic locations	68,965	35,278	15,505	119,748
South Africa	65,352	35,278	15,505	116,135
Rest of world	$3,613	$-	$-	$3,613

(1) Processing fees South Africa and Total column has been restated for the error described in Note 1.

17.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during the three months ended March 31, 2021 and 2020 was $1.1 million and $0.9 million, respectively. The Company’s operating lease expense during each of the nine months ended March 31, 2021 and 2020 was $2.9 million, respectively. The Company does not have any significant leases that have not commenced as of March 31, 2021.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended March 31, 2021 and 2020, was $ 1.0 million and $ 0.8 million, respectively. The Company’s short-term lease expense during the nine months ended March 31, 2021 and 2020, was $ 3.1 million and $ 3.5 million, respectively.

17.Leases (continued)

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020
Operating leases:
Operating lease right-of-use asset	$4,870	$5,395

Weighted average remaining lease term (years)	2.87	3.94
Weighted average discount rate (percent)	10	9

The maturities of the Company’s operating lease liabilities as of March 31, 2021, are presented below:

March 31,
2021
Maturities of operating lease liabilities
2021 (for March 31, 2021 excluding nine months to March 31, 2021)	$950
2022	2,745
2023	1,159
2024	571
2025	193
Thereafter	-
Total undiscounted operating lease liabilities	5,618
Less imputed interest	562
Total operating lease liabilities, included in	5,056
Operating lease liability - current	2,945
Operating lease liability - long-term	$2,111

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

Reallocation of certain activities among operating segments

During the first quarter of fiscal 2021, the Company reorganized its operating segments by combining what were previously the South African transaction processing segment and the International transaction processing segment into what is now the Processing segment and bifurcating what was previously the Financial inclusion and applied technologies segment into what are now the Financial services segment and the Technology segment. Segment results for the three and nine months ended March 31, 2021, reflect these changes to the operating segments.

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

The Technology segment includes sales of hardware and licenses to customers. Hardware includes the sale of POS devices, SIM cards and other consumables which can occur on an ad hoc basis. Licenses include the right to use certain technology developed by the Company.

Corporate/Eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets.

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended March 31, 2021 and 2020, is as follows:

	Revenue (as restated)(1)
	Reportable Segment	Inter-segment	From external customers

Processing	$18,747	$1,274	$17,473
Financial services	10,192	866	9,326
Technology	2,026	(3)	2,029
Total for the three months ended March 31, 2021	$30,965	$2,137	$28,828

Processing(1)	$22,078	$2,053	$20,025
Financial services	11,683	937	10,746
Technology	4,040	197	3,843
Total for the three months ended March 31, 2020	$37,801	$3,187	$34,614

(1) Processing for the three months ended March 31, 2020 has been restated for the error described in Note 1.

The reconciliation of the reportable segment’s revenue to revenue from external customers for the nine months ended March 31, 2021 and 2020, is as follows:

	Revenue (as restated)(1)
	Reportable Segment	Inter-segment	From external customers

Processing	$61,243	$3,440	$57,803
Financial services	28,166	2,425	25,741
Technology	12,846	121	12,725
Total for the nine months ended March 31, 2021	$102,255	$5,986	$96,269

Processing(1)	$75,395	$6,430	$68,965
Financial services	38,119	2,841	35,278
Technology	16,139	634	15,505
Total for the nine months ended March 31, 2020	$129,653	$9,905	$119,748

(1) Processing for the nine months ended March 31, 2020 has been restated for the error described in Note 1.

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

18.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segments measures of profit or loss to income before income taxes for the three and nine months ended March 31, 2021 and 2020, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Reportable segments measure of profit or loss	$(12,796)	$(13,150)	$(31,068)	$(23,673)
Operating loss: Corporate/Eliminations	(1,496)	(1,062)	(9,204)	(7,395)
Change in fair value of equity securities	10,814	-	25,942	-
Gain on disposal of FIHRST	-	-	-	9,743
Loss on disposal of equity-accounted investment - Bank Frick	(472)	-	(472)	-
Loss on disposal of equity-accounted investment	-	-	(13)	-
Interest income	606	570	1,934	2,015
Interest expense	(744)	(1,886)	(2,168)	(6,362)
Loss before income taxes	$(4,088)	$(15,528)	$(15,049)	$(25,672)

The following tables summarize segment information that is prepared in accordance with GAAP for the three and nine months ended March 31, 2021 and 2020:

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
		(as restated)(1)		(as restated)(1)
Revenues
Processing	$18,747	$22,078	$61,243	$75,395
All others	18,741	20,914	59,550	73,006
IPG	6	1,164	1,693	2,389
Financial services	10,192	11,683	28,166	38,119
Technology	2,026	4,040	12,846	16,139
Total	30,965	37,801	102,255	129,653

Operating (loss) income
Processing	(10,816)	(12,394)	(28,498)	(23,747)
All others	(7,484)	(9,219)	(17,747)	(15,679)
IPG	(3,332)	(3,175)	(10,751)	(8,068)
Financial services	(2,111)	(1,701)	(5,554)	(2,605)
Technology	131	945	2,984	2,679
Subtotal: Operating segments	(12,796)	(13,150)	(31,068)	(23,673)
Corporate/Eliminations	(1,496)	(1,062)	(9,204)	(7,395)
Total	(14,292)	(14,212)	(40,272)	(31,068)

Depreciation and amortization
Processing	682	861	2,093	2,531
Financial services	110	203	362	637
Technology	248	-	413	168
Subtotal: Operating segments	1,040	1,064	2,868	3,336
Corporate/Eliminations	92	89	261	315
Total	1,132	1,153	3,129	3,651

Expenditures for long-lived assets
Processing	533	542	885	2,856
Financial services	97	3	148	134
Technology	19	-	2,914	-
Subtotal: Operating segments	649	545	3,947	2,990
Corporate/Eliminations	-	-	-	-
Total	$649	$545	$3,947	$2,990

(1) Revenues-Processing-All others for the three and nine months ended March 31, 2020 have been restated for the error described in Note 1.

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

For the three months ended March 31, 2021, the Company’s effective tax rate was impacted by the tax effect of the change in the fair value of our equity securities (refer to Note 6), which is at a lower tax rate than the South African statutory rate, the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

For the nine months ended March 31, 2021, the Company’s effective tax rate was impacted by the tax effect of the change in fair value referred to above, tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities, which was partially offset by the reversal of the deferred tax liability related to one of the Company’s equity-accounted investments following its impairment (refer to Note 6).

For the three and nine months ended March 31, 2020, the Company’s effective tax rate was impacted by the tax neutral disposal of FIHRST (impacts nine months only), the non-deductible impairment losses, the losses incurred by IPG and certain of its South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these businesses, non-deductible expenses, including transaction-related expenditure, and tax expense recorded by the Company’s profitable businesses, primarily in South Africa.

Uncertain tax positions

The Company had no significant uncertain tax positions during the three months ended March 31, 2021, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet. The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of March 31, 2021, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2016. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

20.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 156.6 million ($10.6 million, translated at exchange rates applicable as of March 31, 2021) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

20.Commitments and contingencies (continued)

Guarantees (continued)

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of March 31, 2021. The maximum potential amount that the Company could pay under these guarantees is ZAR 156.6 million ($10.6 million, translated at exchange rates applicable as of March 31, 2021). As discussed in Note 9, the Company has ceded and pledged certain bank accounts to Nedbank as security for certain of these guarantees with an aggregate value of ZAR 63.0 million ($4.2 million translated at exchange rates applicable as of March 31, 2021). The guarantees have reduced the amount available under its indirect and derivative facilities in the Company’s short-term credit facility described in Note 9.

Contingencies

The Company is subject to a variety of other insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

21.Discontinued operations

The Company determined that, following the disposal of its controlling interest, Net1 Korea (in fiscal 2020) and DNI (in fiscal 2019) should be classified as discontinued operations because the disposal of these businesses represented a strategic shift that would have a major effect on the Company’s operations and financial results. Refer to Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2020, for additional information regarding the deconsolidation of Net1 Korea and DNI. The table below presents certain major captions to the Company’s unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for three and nine months ended March 31, 2020, that have not been separately presented on those statements related to the presentation of Net1 Korea as a discontinued operation:

Net1 Korea
	Three months ended	Nine months ended
	March 31, 2020	March 31, 2020
Unaudited condensed consolidated statement of operations
Discontinued:
Revenue	$19,044	$85,375
Cost of goods sold, IT processing, servicing and support	8,246	37,377
Selling, general and administration	7,278	30,562
Depreciation and amortization	2,004	8,652
Operating income	1,516	8,784
Interest income	129	678
Interest expense	6	106
Net income before tax	1,639	9,356
Income tax expense	892	2,954
Net income from discontinued operations	$747	$6,402
Unaudited condensed consolidated statement of cash flows
Discontinued:
Total net cash provided by operating activities	$4,371	$14,565
Total net cash used in investing activities	$(12,893)	$(9,805)

The Company retained a continuing involvement in DNI following the disposal of the Company’s controlling interest during the year ended June 30, 2019. The Company recorded earnings under the equity method related to its retained investment in DNI during the nine months ended March 31, 2020. The table below presents revenues and expenses between the Company and DNI, after the DNI disposal transaction, during the nine months ended March 31, 2020:

DNI
	Three months ended	Nine months ended
	March 31, 2020	March 31, 2020
Revenue generated from transactions with DNI	$-	$-
Expenses incurred related to transactions with DNI	$295	$2,902

The Company received dividends of $0.7 million and $1.8 million from DNI during the three and nine months ended March 31, 2020, respectively.

22.Related party transactions

Disgorgement proceeds from VCP

In late September 2020, Value Capital Partners (Pty) Ltd (“VCP”), a significant shareholder, notified the Company that it would make payment to the Company related to the disgorgement of short-swing profits from the purchase of common stock by VCP pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended and the Company’s insider trading policy. The Company recognized these proceeds as a capital contribution from shareholders and recorded an increase of $0.1 million, net of taxes of $0.02 million, to additional paid-in capital in its unaudited condensed consolidated statement of changes in equity for the three months ended September 30, 2020. The gross proceeds of $0.12 million are recorded within cash flows from financing activities in the Company’s unaudited condensed consolidated statement of cash flow for the nine months ended March 31, 2021. The Company expects to pay the taxes due of $0.02 million in calendar 2021.

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

Recent Developments

Impact of COVID-19

The COVID-19 pandemic did not impact our South African operations as severely during the three and nine months ended March 31, 2021, compared to the last four months of the year ended June 30, 2020. South Africa has been at an adjusted Level 1 since March 1, 2021. On December 28, 2020, the country moved back to Level 3 restrictions which remained in place through to February 28, 2021. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive. The country went into lockdown (Level 5) towards the end of March 2020 and gradually eased restrictions for the remainder of the 2020 calendar year (to Level 4 from May 1, to Level 3 from June 1, to Level 2 from August 18 and to Level 1 from September 21). The increase at the end of December 2020 back to Level 3 was in response to a second wave of infections, which was more severe than the first wave. The South Africa government commenced its vaccination program in early calendar 2021, with a stated goal of vaccinating 67% of the South African population by the end of the calendar year. With the winter months approaching, there are concerns over the potential for a third wave, particularly as there have been several delays in the vaccination program to date.

Business and operations

During the third quarter of fiscal 2021, our operations largely operated as normal. Most of the impact of the pandemic on our operations resulted from the indirect effect of lower economic activity in the South African economy.

Our loan business has been able to originate loans normally and we have not seen any deterioration in collection levels over the period. Our insurance business has seen a higher level of benefit claims during the nine months ended March 31, 2021, with marked increases between December 2020 and February 2021, which appear to be directly linked to the second wave of the pandemic.

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

Financial position and impairments

Except for the impact on Finbond’s business in the first quarter of fiscal 2021, we do not believe that the pandemic has significantly impacted the carrying value of our long-lived assets and equity method investments to date.

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

Financial Services Activities in South Africa

We continue to focus our South African financial inclusion activities on a business-to-consumer, or B2C, model. We believe our EPE bank account, known in the communities it serves as ‘the green card’, has a strong brand position in our target market and benefits from significant loyalty. We have been working on enhancing its presence through localized marketing which, when combined with some of the challenges of other service providers into this market, we expect to result in a return to growing customer numbers.

The customer additions for the quarter have been disappointing and below our expectations, primarily as we have not yet launched our primary marketing initiatives. This has been delayed due to some internal management changes as well as an intention to sensitize key stakeholders to these initiatives. Gross customer additions for the quarter were approximately 52,000 compared to the 62,000 of the previous quarter, while net additions amounted to 27,000 customers compared to the 44,000 of the previous quarter. We continue to see delays in the transfer of income for a significant portion of these customers which means we are not seeing the full benefit of this customer growth in our financial performance. To date only approximately 50% of these gross customer additions have become active and commenced transacting on their account. We expect to be in a position to launch our new initiatives during the course of the fourth quarter and to then accelerate the growth in the customer base.

Processing Activities in South Africa

Our processing activities in South Africa are focused around our ATM network, which largely services a consumer base, and our transaction processing for businesses, anchored around our EasyPay offering. As articulated in respect of our revised strategy, we aim to grow our business to business, or B2B, operations through the servicing of small and micro enterprises. We continue to see a steady growth in the number of customers utilizing our ATM infrastructure over the last quarter, though transaction volumes were lower than the previous quarter. Our B2B operations performed broadly in line with expectations with volumes lower than the previous quarter in line with expected seasonal trends. Opportunities related to the expansion of the processing business into the small and micro enterprises space have been identified and are being progressed.

International Activities

India – MobiKwik continues to experience strong sequential monthly revenue growth, assisted by rapid growth in users of their Buy Now Pay Later product. The number of reported COVID-19 cases in India has increased significantly since the end of March 2021. It is difficult to accurately predict the impact of this on MobiKwik’s business. However, its management expects the impact to be somewhat mitigated by less stringent lockdowns in India compared with calendar 2020 and the availability of COVID-19 vaccines. During the quarter, MobiKwik raised a further $7.2 million from new external shareholders at a valuation of approximately $480 million. MobiKwik plans to use these funds to pursue an initial public offering. We have increased the carrying value of our investment in MobiKwik following this transaction, refer to Note 6 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik.

Disposal of Bank Frick

Bank Frick – In line with our new strategic direction, on February 3, 2021, we entered into a share sale agreement with the Frick Family Foundation, or KFS, to sell our entire interest, or 35%, in Bank Frick to KFS for $30 million. Refer to Note 6 for additional information related to this transaction.

Wind-down of IPG and status of Cell C recapitalization

IPG – The process to close our IPG business is well-advanced, with most employees leaving the organization during the second quarter of fiscal 2021. Most processing activities also ceased during the second quarter of fiscal 2021 and we ended all activities early in the third quarter of fiscal 2021. We should be largely complete with closure, from a cost perspective, by the end of fiscal 2021.

Cell C – We continued to carry the value of our Cell C investment at $0 (zero) as of March 31, 2021. Cell C remains focused on its recapitalization and implementing various initiatives to improve its operational performance. While it remains in default on its various lending arrangements, Cell C and its lenders continue to work constructively and are making steady progress towards its recapitalization.

Leadership changes

On May 1, 2021, Mr. Lincoln Mali joined us as CEO of Net1 Southern Africa, a new position within our organization. On March 15, 2021, Mr. Nunthakumarin Pillay resigned his position as Managing Director: Southern Africa after 21 years of service to our company in order to pursue other opportunities. Mr. Pillay’s last day of employment was April 30, 2021. We have reorganized certain of our internal business reporting lines following the resignation of Mr. Pillay, but this is not expected to impact our business or processes significantly.

We continue the search for a Group CEO but there were no substantial developments regarding this process during the third quarter of fiscal 2021. Mr. Alex M.R. Smith continues in his role of interim Group CEO and will serve in this role until our board of directors finalizes the appointment of a permanent Group CEO. In order to ensure a smooth transition, our former Group CEO, Mr. Kotzé, agreed to provide consulting services to us through May 31, 2021.

Restatement of revenue and cost of goods sold, IT processing, servicing and support

In November 2020, we identified an error with respect to the recognition of certain revenue and related cost of goods sold, IT processing, servicing and support during our assessment and systems development of new products. The error did not impact our operating loss, net loss, balance sheet or cash flows. We determined that the error impacted our results for the period from July 1, 2018 to November 30, 2020. The error impacted our reported results and we have restated our unaudited condensed consolidated statement of operations and certain note presentation for the three and nine months ended March 31, 2020, refer to Note 1 to our unaudited condensed consolidated financial statements for additional information.

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

• Stock-based compensation;

• Accounts receivable and allowance for doubtful accounts receivable; and

• Revenue – variation in transaction price following September 2019 Supreme Court ruling.

Recent accounting pronouncements adopted

We did not adopt any new accounting pronouncement during the third quarter of fiscal 2021.

Recent accounting pronouncements not yet adopted as of March 31, 2021

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2021, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2021	2020	2021	2020	2020
ZAR : $ average exchange rate	14.9650	15.3728	15.8390	14.9191	15.6775
Highest ZAR : $ rate during period	15.4724	17.9224	17.6866	17.9224	19.0569
Lowest ZAR : $ rate during period	14.4689	13.9996	14.4689	13.8973	13.8973
Rate at end of period	14.8278	17.8922	14.8278	17.8922	17.3326

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended March 31, 2021 and 2020, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Nine months ended		Year ended
Table 3	March 31,		March 31,		June 30,
	2021	2020	2021	2020	2020
Income and expense items: $1 = ZAR	14.9575	15.3667	16.1174	15.9596	17.5686
Balance sheet items: $1 = ZAR	14.8278	17.8922	14.8278	17.8922	17.3326

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

We disposed of our Korean operation in the third quarter of fiscal 2020 and therefore it has been presented as a discontinued operation for fiscal 2020. We disposed of FIHRST during the third quarter of fiscal 2020, and deconsolidated CPS in the fourth quarter of fiscal 2020, and therefore their contributions to our reported results are not included in the three and nine months ended March 31, 2021.

We analyze our business and operations in terms of three inter-related but independent operating segments: (1) Processing, (2) Financial services and (3) Technology. In addition, corporate and corporate office activities that are impracticable to allocate directly to any of the other operating segments, as well as any inter-segment eliminations, are included in Corporate/Eliminations.

Third quarter of fiscal 2021 compared to third quarter of fiscal 2020

The following factors had a significant impact on our results of operations during the third quarter of fiscal 2021 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 19% in ZAR primarily due to fewer prepaid airtime and hardware sales and lower account fee revenue;

• Ongoing operating losses: Operating costs are largely in line with the prior period in ZAR due to the largely fixed cost nature of the cost base. As a result, we continue to experience operating losses because of depressed revenues;

• Non-cash increase in fair value of MobiKwik: We recorded a non-cash fair value gain during the third quarter of fiscal 2021 of $10.8 million related to the change in fair value of MobiKwik; and

• Foreign exchange movements: The U.S. dollar was 3% weaker against the ZAR during the third quarter of fiscal 2021, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 4	In United States Dollars
	Three months ended March 31,
	2021	2020(A)
		(as restated)(B)
	$ ’000	$ ’000	change
Revenue	28,828	34,614	(17%)
Cost of goods sold, IT processing, servicing and support	23,096	23,883	(3%)
Selling, general and administration	18,892	17,454	8%
Depreciation and amortization	1,132	1,153	(2%)
Impairment loss	-	6,336	nm
Operating loss	(14,292)	(14,212)	1%
Change in fair value of equity securities	10,814	-	nm
Loss on disposal of equity-accounted investment - Bank Frick	472	-	nm
Interest income	606	570	6%
Interest expense	744	1,886	(61%)
Loss before income tax expense	(4,088)	(15,528)	(74%)
Income tax expense	2,171	640	239%
Net loss before earnings (loss) from equity-accounted investments	(6,259)	(16,168)	(61%)
Earnings (Loss) from equity-accounted investments	55	(32,193)	nm
Net loss from continuing operations	(6,204)	(48,361)	(87%)
Net income from discontinued operations	-	747	nm
Gain from disposal of discontinued operations, net of tax	-	12,733	nm
Net loss	(6,204)	(34,881)	(82%)
Net (loss) income attributable to us	(6,204)	(34,881)	(82%)
Continuing	(6,204)	(48,361)	(87%)
Discontinued	-	13,480	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 5	In South African Rand
	Three months ended March 31,
	2021	2020(A)
		(as restated)(B)
	ZAR ’000	ZAR ’000	change
Revenue	431,195	531,903	(19%)
Cost of goods sold, IT processing, servicing and support	345,458	367,003	(6%)
Selling, general and administration	282,577	268,210	5%
Depreciation and amortization	16,932	17,718	(4%)
Impairment loss	-	97,363	nm
Operating loss	(213,772)	(218,391)	(2%)
Change in fair value of equity securities	161,750	-	nm
Loss on disposal of equity-accounted investment - Bank Frick	7,060	-	nm
Interest income	9,064	8,759	3%
Interest expense	11,128	28,982	(62%)
Loss before income tax expense	(61,146)	(238,614)	(74%)
Income tax expense	32,473	9,835	230%
Net loss before earnings (loss) from equity-accounted investments	(93,619)	(248,449)	(62%)
Earnings (Loss) from equity-accounted investments	823	(494,700)	nm
Net loss from continuing operations	(92,796)	(743,149)	(88%)
Net income from discontinued operations	-	11,479	nm
Gain from disposal of discontinued operations, net of tax	-	195,664	nm
Net loss	(92,796)	(536,006)	(83%)
Net (loss) income attributable to us	(92,796)	(536,006)	(83%)
Continuing	(92,796)	(743,149)	(88%)
Discontinued	-	207,143	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

The decrease in revenue was primarily due to fewer prepaid airtime and hardware sales and lower account fee revenue.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to lower cost of prepaid airtime and hardware sales, which was partially offset by higher costs related to transaction fees and an increase in insurance-related claims experience.

In ZAR, the increase in selling, general and administration expense was primarily due to the year-over-year impact of inflationary increases on employee-related expenses and higher consulting fees.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the third quarter of fiscal 2021.

During the third quarter of fiscal 2020, we recorded an impairment loss of $5.6 million related to the impairment of a portion of our EasyPay business unit’s allocated goodwill and a $0.7 million impairment loss related to our Maltese e-money license.

Our operating loss margin for the third quarter of fiscal 2021 and 2020 was (49.6%) and (41.1%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during the third quarter of fiscal 2021 represents a non-cash fair value gain related to MobiKwik. There was no change in the fair value of equity securities during the third quarter of fiscal 2020. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 6 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 5 for the methodology and inputs used in the fair value calculation for Cell C.

We recorded a loss of $0.5 million related to the disposal of Bank Frick during the third quarter of fiscal 2021, refer to Note 6 to our unaudited condensed consolidated financial statements for additional information regarding this transaction.

In ZAR, interest on surplus cash increased slightly to $0.6 million (ZAR 9.1 million) from $0.6 million (ZAR 8.8 million), primarily due to higher average daily cash balances following the increase in our cash reserves as a result of the disposal of certain business in fiscal 2020, which was partially offset by lower rates of interest earned on surplus cash.

Interest expense decreased to $0.7 million (ZAR 11.1 million) from $1.9 million (ZAR 29.0 million), primarily as a result of lower borrowings, a reduction in South African interest rates and lower utilization of our ATM facilities because we used our cash reserves to fund our ATMs.

Fiscal 2021 tax expense was $2.2 million (ZAR 32.5 million) compared to $0.6 million (ZAR 9.8 million) in fiscal 2020. Our effective tax rate for fiscal 2021 was impacted by the tax effect on the change in the fair value of our equity securities, which is at a lower tax rate than the South African statutory rate, the tax charge related to our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

DNI was sold in the fourth quarter of fiscal 2020 and was accounted for using the equity method during the third quarter of fiscal 2020. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 6	Three months ended March 31,
	2021	2020	$ %
	$ ’000	$ ’000	change
Bank Frick	177	(18,393)	nm
Share of net income	177	15	1,080%
Amortization of intangible assets, net of deferred tax	-	(147)	nm
Impairment	-	(18,261)	nm
DNI	-	(10,852)	nm
Share of net income	-	1,563	nm
Amortization of intangible assets, net of deferred tax	-	(419)	nm
Impairment	-	(11,996)	nm
Other	(122)	(2,948)	(96%)
Share of net loss	(122)	(448)	(73%)
Impairment	-	(2,500)	nm
	55	(32,193)	nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 7	In United States Dollars(1)

	Three months ended March 31,
	2021	% of	2020	% of	% change
			(as restated)
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Processing	18,747	65%	22,078	64%	(15%)
IPG	6	-	1,164	3%	(99%)
All others	18,741	65%	20,914	60%	(10%)
Financial services	10,192	35%	11,683	34%	(13%)
Technology	2,026	7%	4,040	12%	(50%)
Subtotal: Operating segments	30,965	172%	37,801	173%	(18%)
Corporate/Eliminations	(2,137)	(72%)	(3,187)	(73%)	(33%)
Total consolidated revenue	28,828	100%	34,614	100%	(17%)
Consolidated operating (loss) income:
Processing	(10,816)	76%	(12,394)	87%	(13%)
IPG	(3,332)	23%	(3,175)	22%	5%
All others	(7,484)	52%	(9,219)	65%	(19%)
Financial services	(2,111)	15%	(1,701)	12%	24%
Technology	131	(1%)	945	(7%)	(86%)
Subtotal: Operating segments	(12,796)	165%	(13,150)	179%	(3%)
Corporate/eliminations	(1,496)	(65%)	(1,062)	(79%)	41%
Total consolidated operating loss	(14,292)	100%	(14,212)	100%	1%

(1) Consolidated revenue-Processing-All others for the three months ended March 31, 2020 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 8	In South African Rand(1)

	Three months ended March 31,
	2021	% of	2020	% of	% change
			(as restated)
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Processing	280,408	65%	339,266	64%	(17%)
IPG	89	-	17,887	3%	(100%)
All others	280,319	65%	321,379	60%	(13%)
Financial services	152,447	35%	179,529	34%	(15%)
Technology	30,304	7%	62,081	12%	(51%)
Subtotal: Operating segments	463,159	172%	580,876	173%	(20%)
Corporate/Eliminations	(31,964)	(72%)	(48,973)	(73%)	(35%)
Total consolidated revenue	431,195	100%	531,903	100%	(19%)
Consolidated operating (loss) income:
Processing	(161,780)	76%	(190,455)	87%	(15%)
IPG	(49,838)	23%	(48,789)	22%	2%
All others	(111,942)	52%	(141,666)	65%	(21%)
Financial services	(31,575)	15%	(26,139)	12%	21%
Technology	1,959	(1%)	14,522	(7%)	(87%)
Subtotal: Operating segments	(191,396)	165%	(202,072)	179%	(5%)
Corporate/eliminations	(22,376)	(65%)	(16,319)	(79%)	37%
Total consolidated operating loss	(213,772)	100%	(218,391)	100%	(2%)

(1) Consolidated revenue-Processing-All others for the three months ended March 31, 2020 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Processing

Excluding IPG, segment revenue decreased primarily due to fewer prepaid airtime sales and a reduction in volume-driven transaction fees. Excluding IPG, Processing’s operating loss has been impacted by lower revenue and by an increase in transaction-based costs. Our revenue for the three months ended March 31, 2020 was adversely impacted by ZAR 8.2 million ($0.5 million) as a result of the COVID-19 pandemic as we were unable to charge certain cash withdrawal fees to customers as a result of the lockdown during the last few days of March 2020. Our operating loss for the three months ended March 31, 2020 also includes the impact of the $6.4 million impairment losses. IPG’s operating loss for the quarter primarily related to the closure of its operations.

Our operating loss margin (calculated as operating (loss) income divided by revenue) for the third quarter of fiscal 2021 and 2020 was (57.7%) and (56.1%), respectively. Excluding IPG, our operating loss margin for the Processing segment was (39.9%) and (44.1%) during the third quarter of fiscal 2021 and 2020, respectively. Excluding the impairment losses, our operating loss and operating loss margin for the Processing segment was $6.1 million and (27.4%), respectively, during the third quarter of fiscal 2020.

Financial services

Segment revenue decreased due to lower account fee revenue and a modest reduction in lending revenue, whilst insurance revenues increased compared to the prior period. The increase in operating loss is primarily due to the lower account fee revenue and the increase in insurance-related claims experienced this quarter attributed to the second wave of the pandemic.

Our operating loss margin for the third quarter of fiscal 2021 and 2020 was (20.7%) and (14.6%), respectively.

Technology

Segment revenue decreased significantly due to fewer hardware sales from one product line compared to the prior period, though partially offset by increases in other hardware product lines. Operating income for the third quarter of fiscal 2021 was directly impacted by the lower revenue compared with fiscal 2020.

Our operating income margin for the Technology segment was 6.5% and 23.4% during the third quarter of fiscal 2021 and 2020, respectively.

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

Our corporate expenses for fiscal 2020 includes a $0.7 million impairment loss and net unrealized foreign exchange gains of $1.9 million compared with net unrealized foreign exchange gains of $0.6 million recorded in fiscal 2021.

Year to date of fiscal 2021 compared to year to date of fiscal 2020

The following factors had a significant impact on our results of operations during the year to date of fiscal 2021 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 19% in ZAR primarily due to fewer prepaid airtime and hardware sales and lower account fee revenue, which was partially offset by higher transaction fees;

• Ongoing operating losses: Operating costs are largely in line with the prior period in ZAR due to the largely fixed cost nature of the costs base. As a result, we continue to experience operating losses because of depressed revenues; and

• Non-cash increase in fair value of MobiKwik: We recorded a non-cash fair value gain during the year to date of fiscal 2021 of $25.9 million related to the change in fair value of MobiKwik.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 9	In United States Dollars
	Nine months ended March 31,
	2021	2020(A)
		(as restated)(B)
	$ ’000	$ ’000	change
Revenue	96,269	119,748	(20%)
Cost of goods sold, IT processing, servicing and support	73,895	81,335	(9%)
Selling, general and administration	59,517	59,494	0%
Depreciation and amortization	3,129	3,651	(14%)
Impairment loss	-	6,336	nm
Operating loss	(40,272)	(31,068)	30%
Change in fair value of equity securities	25,942	-	nm
Gain on disposal of FIHRST	-	9,743	nm
Loss on disposal of equity-accounted investment - Bank Frick	472	-	nm
Loss on disposal of equity-accounted investment	13	-	nm
Interest income	1,934	2,015	(4%)
Interest expense	2,168	6,362	(66%)
Loss before income tax expense	(15,049)	(25,672)	(41%)
Income tax expense	4,549	2,317	96%
Net loss before loss from equity-accounted investments	(19,598)	(27,989)	(30%)
Loss from equity-accounted investments	(20,098)	(30,624)	(34%)
Net loss from continuing operations	(39,696)	(58,613)	(32%)
Net income from discontinued operations	-	6,402	nm
Gain from disposal of discontinued operations, net of tax	-	12,733	nm
Net loss	(39,696)	(39,478)	1%
Net (loss) income attributable to us	(39,696)	(39,478)	1%
Continuing	(39,696)	(58,613)	(32%)
Discontinued	-	19,135	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 10	In South African Rand
	Nine months ended March 31,
	2021	2020(A)
		(as restated)(B)
	ZAR ’000	ZAR ’000	change
Revenue	1,551,606	1,911,130	(19%)
Cost of goods sold, IT processing, servicing and support	1,190,996	1,298,074	(8%)
Selling, general and administration	959,260	949,500	1%
Depreciation and amortization	50,431	58,268	(13%)
Impairment loss	-	101,121	nm
Operating loss	(649,081)	(495,833)	31%
Change in fair value of equity securities	418,118	-	nm
Gain on disposal of FIHRST	-	155,494	nm
Loss on disposal of equity-accounted investment - Bank Frick	7,607	-	nm
Loss on disposal of equity-accounted investment	210	-	nm
Interest income	31,171	32,159	(3%)
Interest expense	34,943	101,535	(66%)
Loss before income tax expense	(242,552)	(409,715)	(41%)
Income tax expense	73,318	36,978	98%
Net loss before loss from equity-accounted investments	(315,870)	(446,693)	(29%)
Loss from equity-accounted investments	(323,928)	(488,747)	(34%)
Net loss from continuing operations	(639,798)	(935,440)	(32%)
Net income from discontinued operations	-	102,173	nm
Gain from disposal of discontinued operations, net of tax	-	203,214	nm
Net loss	(639,798)	(630,053)	2%
Net (loss) income attributable to us	(639,798)	(630,053)	2%
Continuing	(639,798)	(935,440)	(32%)
Discontinued	-	305,387	nm

(A) Refer to Note 21 to the unaudited condensed consolidated financial statements for discontinued operations disclosures.

(B) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

The decrease in revenue was primarily due to fewer prepaid airtime and hardware sales and lower account fee revenue, which was partially offset by higher transaction fees.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to lower cost of prepaid airtime sales, which was partially offset by higher costs related to transaction fees and an increase in insurance-related claims experience.

The increase in selling, general and administration expense was primarily due to the year-over-year impact of inflationary increases on employee-related expenses, an allowance on doubtful loans receivable from equity-accounted investments created during the second quarter of fiscal 2021 and an increase in consulting fees.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the year to date of fiscal 2021.

During the year to date fiscal 2020, we recorded an impairment loss of $5.6 million related to the impairment of a portion of our EasyPay business unit’s allocated goodwill and a $0.7 million impairment loss related to our Maltese e-money license.

Our operating loss margin for the year to date of fiscal 2021 and 2020 was (41.8%) and (25.9%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during the year to date of fiscal 2021 represents a non-cash fair value gain related to MobiKwik. There was no change in the fair value of equity securities during the year to date of fiscal 2020. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 6 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 5 for the methodology and inputs used in the fair value calculation for Cell C.

We recorded a loss of $0.5 million related to the disposal of Bank Frick during the year to date fiscal 2021, refer to Note 6 to our unaudited condensed consolidated financial statements for additional information regarding this transaction.

We recorded a gain of $9.7 million related to the disposal of FIHRST during the year to date of fiscal 2020.

Interest on surplus cash was $1.9 million (ZAR 31.2 million) compared to $2.0 million (ZAR 32.2 million) in the prior period, due primarily to the higher average daily cash balances following the increase in our cash reserves as a result of the disposal of certain business in fiscal 2020, which was more than offset by lower rates of interest earned on surplus cash.

Interest expense decreased to $2.2 million (ZAR 34.9 million) from $6.4 million (ZAR 101.5 million), primarily as a result of lower borrowings, a reduction in South African interest rates and lower utilization of our ATM facilities because we used our cash reserves to fund our ATMs.

Fiscal 2021 tax expense was $4.5 million (ZAR 73.3 million) compared to $2.3 million (ZAR 37.0 million) in fiscal 2020. Our effective tax rate for fiscal 2021 was impacted by the tax effect on the change in the fair value of our equity securities, which is at a lower tax rate than the South African statutory rate, the tax charge related to our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities, which was partially offset by the reversal of the deferred tax liability related to one of our equity-accounted investments following its impairment.

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

DNI was sold in the fourth quarter of fiscal 2020 and was accounted for using the equity method during the year to date of fiscal 2020. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 11	Nine months ended March 31,
	2021	2020	$ %
	$ ’000	$ ’000	change
Bank Frick	1,156	(17,924)	nm
Share of net income	1,156	770	50%
Amortization of intangible assets, net of deferred tax	-	(433)	nm
Impairment	-	(18,261)	nm
DNI	-	(9,744)	nm
Share of net income	-	4,676	nm
Amortization of intangible assets, net of deferred tax	-	(1,350)	nm
Impairment	-	(13,070)	nm
Finbond	(20,267)	491	nm
Share of net (loss) income	(2,617)	491	nm
Impairment	(17,650)	-	nm
Other	(987)	(3,447)	(71%)
Share of net loss	(439)	(947)	(54%)
Impairment	(548)	(2,500)	(78%)
	(20,098)	(30,624)	(34%)

Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information related to the impairment of Finbond and our other equity-accounted investments.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 12	In United States Dollars(1)

	Nine months ended March 31,
	2021	% of	2020	% of	% change
			(as restated)
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Processing	61,243	64%	75,395	63%	(19%)
IPG	1,693	2%	2,389	2%	(29%)
All others	59,550	62%	73,006	61%	(18%)
Financial services	28,166	29%	38,119	32%	(26%)
Technology	12,846	13%	16,139	13%	(20%)
Subtotal: Operating segments	102,255	170%	129,653	171%	(21%)
Corporate/Eliminations	(5,986)	(70%)	(9,905)	(71%)	(40%)
Total consolidated revenue	96,269	100%	119,748	100%	(20%)
Consolidated operating (loss) income:
Processing	(28,498)	71%	(23,747)	76%	20%
IPG	(10,751)	27%	(8,068)	26%	33%
All others	(17,747)	44%	(15,679)	50%	13%
Financial services	(5,554)	14%	(2,605)	8%	113%
Technology	2,984	(7%)	2,679	(9%)	11%
Subtotal: Operating segments	(31,068)	149%	(23,673)	151%	31%
Corporate/eliminations	(9,204)	(49%)	(7,395)	(51%)	24%
Total consolidated operating loss	(40,272)	100%	(31,068)	100%	30%

(1) Consolidated revenue-Processing-All others for the nine months ended March 31, 2020 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 13	In South African Rand(1)

	Three months ended March 31,
	2021	% of	2020	% of	% change
			(as restated)
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Processing	987,078	64%	1,203,274	63%	(18%)
IPG	27,287	2%	38,127	2%	(28%)
All others	959,791	62%	1,165,147	61%	(18%)
Financial services	453,963	29%	608,364	32%	(25%)
Technology	207,044	13%	257,572	13%	(20%)
Subtotal: Operating segments	1,648,085	170%	2,069,210	171%	(20%)
Corporate/Eliminations	(96,479)	(70%)	(158,080)	(71%)	(39%)
Total consolidated revenue	1,551,606	100%	1,911,130	100%	(19%)
Consolidated operating (loss) income:
Processing	(459,314)	71%	(378,993)	76%	21%
IPG	(173,279)	27%	(128,762)	26%	35%
All others	(286,035)	44%	(250,231)	50%	14%
Financial services	(89,516)	14%	(41,575)	8%	115%
Technology	48,094	(7%)	42,756	(9%)	12%
Subtotal: Operating segments	(500,736)	149%	(377,812)	151%	33%
Corporate/eliminations	(148,345)	(49%)	(118,021)	(51%)	26%
Total consolidated operating loss	(649,081)	100%	(495,833)	100%	31%

(1) Consolidated revenue-Processing-All others for the nine months ended March 31, 2020 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Processing

Excluding IPG, segment revenue decreased primarily due to fewer prepaid airtime sales, which was partially offset by higher volume-driven transaction fees. Excluding IPG, Processing operating loss has been impacted by lower revenue and by an increase in transaction-based costs. Our operating loss for the nine months ended March 31, 2020 also includes the impact of the $6.4 million impairment losses. IPG incurred an operating loss but is in the process of being closed down.

Our operating loss margin for the year to date of fiscal 2021 and 2020 was (46.5%) and (31.5%), respectively. Excluding IPG, our operating loss margin for the Processing segment was (29.8%) and (21.5%) during the year to date of fiscal 2021 and 2020, respectively. Excluding the impairment losses, our operating loss and operating loss margin for the Processing segment was $17.4 million and (23.1%), respectively, during the third quarter of fiscal 2020.

Financial services

Segment revenue decreased due to lower account fee revenue and a modest reduction in lending revenue, whilst insurance revenues increased compared to the prior period. The segment incurred an operating loss compared with fiscal 2020 primarily due to the reduction in account fee revenue as well as higher employee-related costs and an increase in insurance claims experience.

Our operating loss margin for the year to date of fiscal 2021 and 2020 was (19.7%) and (6.8%), respectively.

Technology

Segment revenue was lower than in fiscal 2021 due to fewer hardware sales. Operating income for the year to date of fiscal 2021 improved compared with fiscal 2020 due to improved margins on the sale of various product lines within the segment.

Our operating income margin for the Technology segment was 23.2% and 16.6% during the year to date of fiscal 2021 and 2020, respectively.

Corporate/Eliminations

Our corporate expenses increased primarily due to an allowance on doubtful loans receivable from equity-accounted investments created during the year to date of fiscal 2021, and higher legal and consulting fees, which were partially offset by lower audit fees and an unrealized foreign exchange gain recognized in year to date fiscal 2020.

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

Liquidity and Capital Resources

At March 31, 2021, our cash and cash equivalents were $207.8 million and comprised of U.S. dollar-denominated balances of $171.2 million, ZAR-denominated balances of ZAR 0.5 billion ($34.1 million), and other currency deposits, primarily Botswana pula, of $2.4 million, all amounts translated at exchange rates applicable as of March 31, 2021. The decrease in our unrestricted cash balances from June 30, 2020, was primarily due to the payment of Federal income taxes, weak trading activities and an increase in our lending book, which was partially offset by the receipt of the outstanding proceeds related to the sale of our Korean business, receipt of proceeds related to the disposal of Bank Frick and the receipt of the outstanding loan related to the disposal of our remaining interest in DNI.

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

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of March 31, 2021:

Table 16	RMB		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft	-	-	3,372	50,000
Overdraft restricted as to use(1)	80,929	1,200,000	16,860	250,000
Total overdraft	80,929	1,200,000	20,232	300,000
Indirect and derivative facilities(2)	-	-	10,726	159,037
Total short-term facilities available	80,929	1,200,000	30,958	459,037

Utilized short-term facilities:
Overdraft restricted as to use(1)	10,519	155,966	876	13,002
Indirect and derivative facilities(2)	-	-	10,558	156,556

Interest rate, based on South African prime rate		7.00%
Interest rate, based on South African prime rate less 1.15%				5.85%

(1) Overdraft may only be used to fund mobile ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by Nedbank to various third parties on our behalf.

Restricted cash

We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of March 31, 2021, includes restricted cash of approximately $11.4 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our unaudited condensed consolidated balance sheet.

We have also entered into cession and pledge agreements with Nedbank related to certain of our Nedbank credit facilities and we have ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of March 31, 2021, includes restricted cash of approximately $7.6 million that has been ceded and pledged.

Cash flows from operating activities

Third quarter

Net cash used in operating activities during the third quarter of fiscal 2021 was $8.3 million (ZAR 123.5 million) compared to $4.2 million (ZAR 64.5 million) during the third quarter of fiscal 2020. Excluding the impact of income taxes, our cash used in operating activities during the third quarter of fiscal 2021 was impacted by the cash losses incurred by the majority of our continuing operations and the payment of a $3.6 million settlement (refer to Note 6). Our net cash provided by operating activities during the third quarter of fiscal 2020 includes the contribution from our Korean operations for January and February 2020 of $4.4 million (refer to Note 21). Our cash used in operating activities during the third quarter of fiscal 2020 was also impacted by the pandemic because we were unable to originate loans towards the end of March 2020 due to the temporary COVID-19 restrictions imposed on our lending activities in late March 2020. This had a positive result on net cash used in operating activities during the third quarter of fiscal 2020. Our operating cash flows for the third quarter of fiscal 2020 were also adversely impacted by the purchase of additional Cell C prepaid airtime that was subject to sale restrictions.

During the third quarter of fiscal 2021, we paid our first provisional South African tax payments of $0.2 million (ZAR 2.6 million) related to our 2021 tax year. During the third quarter of fiscal 2020, we paid our first provisional South African tax payments of $0.1 million (ZAR 0.9 million) related to our 2020 tax year. We also paid taxes totaling $1.9 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the third quarter of fiscal 2021 and 2020 were as follows:

Table 17	Three months ended March 31,
	2021	2020	2021	2020
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	176	60	2,596	890
Second provisional payments	-	26	-	388
Tax refund received	-	(1,311)	-	(18,853)
Total South African taxes paid (received)	176	(1,225)	2,596	(17,575)
Foreign taxes paid	35	1,870	525	28,190
Total tax paid	211	645	3,121	10,615

Year to date

Net cash used in operating activities during the year to date of fiscal 2021 was $50.1 million (ZAR 807.7 million) compared to $18.1 million (ZAR 289.1 million) during the year to date of fiscal 2020. Excluding the impact of income taxes, our cash used in operating activities during the year to date of fiscal 2021 was impacted by the cash losses incurred by the majority of our continuing operations and the payment of a $3.6 million settlement (refer to Note 6). Our net cash used in operating activities during the year to date of fiscal 2020 includes the contribution from our Korean operations for eight months of $14.6 million (refer to Note 21).

During the year to date of fiscal 2021, we paid our first provisional South African tax payments of $0.9 million (ZAR 12.7 million) related to our 2021 tax year. During the year to date of fiscal 2021, we paid South African tax of $0.2 million (ZAR 3.4 million) related to our 2020 tax year. We also paid taxes totaling $15.3 million in other tax jurisdictions, primarily in the U.S. During the year to date of fiscal 2020, we paid our first provisional South African tax payments of $0.8 million (ZAR 11.5 million) related to our 2020 tax year. During the year to date of fiscal 2020, we paid South African tax of $0.8 million (ZAR 11.6 million) related to our 2019 tax year. We also paid taxes totaling $4.3 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the year to date of fiscal 2021 and 2020 were as follows:

Table 18	Nine months ended March 31,
	2021	2020	2021	2020
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	853	800	12,680	11,547
Second provisional payments	-	26	-	388
Taxation paid related to prior years	205	782	3,423	11,620
Tax refund received	(12)	(1,339)	(205)	(19,245)
Total South African taxes paid	1,046	269	15,898	4,310
Foreign taxes paid	15,336	4,263	256,366	62,302
Total tax paid	16,382	4,532	272,264	66,612

Cash flows from investing activities

Third quarter

Cash used in investing activities for the third quarter of fiscal 2021 included capital expenditures of $0.6 million (ZAR 9.7 million), primarily due to the acquisition of computer equipment. During the third quarter of fiscal 2021 we disposed of our investment in Bank Frick and received $18.6 million of the $30.0 million sales proceeds, the remainder of which will be received in fiscal 2022 and 2023.

Cash used in investing activities for the third quarter of fiscal 2020 included capital expenditures of $1.0 million (ZAR 16.0 million), primarily due to the acquisition of computer equipment in South Korea to maintain operations and leasehold improvements in Malta. During the third quarter of fiscal 2020, we received a net $192.6 million from the sale of Net1 Korea and paid transaction costs of $7.5 million related to this disposal. We also invested a further $1.3 million in V2 Limited.

Year to date

Cash used in investing activities for the year to date of fiscal 2021 included capital expenditures of $3.9 million (ZAR 63.6 million), primarily due to the acquisition of motor vehicles, which largely comprises a fleet of customized mobile ATMs used to deliver a service to rural communities, computer equipment and leasehold improvements in South Africa. We received $20.1 million related to the sale of our Korean business following the successful refund application of the amounts withheld and paid to the South Korean tax authorities pursuant to that transaction. We received $18.6 million related to the disposal of Bank Frick and the amount due on the deferred sale proceeds related to the April 2020 sale of DNI, which has now been paid in full. We also extended loan funding of $1.0 million to V2 and $0.2 million to Revix.

Cash used in investing activities for the year to date of fiscal 2020 included capital expenditures of $4.5 million (ZAR 71.7 million), primarily due to the acquisition of ATMs and computer equipment in South Africa, leasehold improvements in Malta and processing equipment in South Korea to maintain operations. During the year to date fiscal 2020, we received a net $192.6 million from the sale of Net1 Korea, paid transaction costs of $7.5 million related to this disposal, received $10.9 million from the sale of FIHRST and received $4.3 million from DNI related to the settlement of a ZAR 60.0 million loan outstanding. We also made a further equity contribution of $2.5 million to V2 and extended loan funding of $0.7 million to Revix.

Cash flows from financing activities

Third quarter

During the third quarter of fiscal 2021, we utilized approximately $55.3 million from our South African overdraft facilities to fund our ATMs and repaid $103.2 million of these facilities.

During the third quarter of fiscal 2020, we utilized approximately $184.7 million from our South African overdraft facilities, primarily to fund our ATMs, and repaid $203.8 million of these facilities. We also utilized $9.0 million of our Bank Frick overdraft to fund our operations and repaid $22.9 million towards this facility, including the final payment to settle the facility in full.

Year to date

During the year to date of fiscal 2021, we utilized approximately $261.8 million from our South African overdraft facilities to fund our ATMs and repaid $268.3 million of these facilities.

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

Capital Expenditures

We expect capital spending for the fourth quarter of fiscal 2021 to primarily include limited investments into our vehicle fleet, our ATM infrastructure and branch network in South Africa. Our capital expenditures for the third quarter of fiscal 2021 and 2020 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of March 31, 2021, of $0.1 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest rate. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2021, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of March 31, 2021. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of March 31, 2021, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 19	As of March 31, 2021
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South Africa overdraft (South African prime interest rate)	4,721	1%	5,395

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our interim chief executive officer / chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and in light of the insufficient instances to assess the effectiveness of the procedures we have adopted to remediate the material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, our interim chief executive officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020, and we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.31	Share Purchase Agreement, dated February 3, 2021, between Net1 Holdings LI AG, Kuno Frick Familienstiftung and, as Object of Sale, Bank Frick & Co. AG	X	8-K	10.1	February 9, 2021

10.32	Release and Indemnity Agreement, dated February 3, 2021, between Net 1 UEPS Technologies, Inc., Masterpayment Ltd, Masterpayment AG, Summit Payment Services AG, Ceevo Financial Services (Malta) Limited, Kuno Frick Familienstiftung and Bank Frick & Co. AG	X	8-K	10.2	February 9, 2021
10.33	Security Pledge and Cession, dated February 3, 2021, given by Kuno Frick Familienstiftung in favour of Net1 Holdings LI AG, with the main holder being, Bank Frick & Co. AG	X	8-K	10.3	February 9, 2021
10.34	Contract of Employment, effective February 5, 2021, between Net1 Applied Technologies South Africa Proprietary Limited and Lincoln Mali	X	8-K	10.1	February 11, 2021
10.35	Restrictive Covenants Agreement, effective February 5, 2021, between Net1 Applied Technologies South Africa Proprietary Limited and Lincoln Mali	X	8-K	10.2	February 11, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2021.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary