Form 10-K
period 2021-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2021-09-13
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended
June 30, 2021

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
For the transition period from To

Commission file number:
000-31203

NET 1 UEPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida
98-0171860
(State or other jurisdiction (IRS Employer
of incorporation or organization) Identification No.)

President Place
,
4th Floor
,
Cnr. Jan Smuts Avenue and Bolton Road
Rosebank, Johannesburg
2196
,
South Africa
(Address of principal executive offices, including zip code)

Registrant’s telephone number,

including area code:
27
-
11
-
343-2000

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
☐

No
☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of   the   Act.   Yes
☐

No
☒

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
☐

Indicate

by

check

mark

whether

the

registrant

has

filed

a

report

on

and

attestation

to

its

management’s
assessment

of

the

effectiveness

of

its

internal

control

over

financial

reporting

under

Section

404(b)

of

the
Sarbanes-Oxley Act

(15

U.S.C.

7262(b)) by

the registered

public

accounting firm

that prepared

or

issued its
audit report.
☒

Indicate by

check mark

whether the

registrant is

a shell

company (as

defined in

Rule 12b-2

of the

Exchange
Act). Yes
☐

No
☒

The

aggregate

market

value

of

the

registrant’s

common

stock

held

by

non-affiliates

of

the

registrant

as

of
December

31,

2020

(the

last

business

day

of

the registrant’s

most

recently completed

second fiscal

quarter),
based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was $
177,551,120
. This calculation

does not reflect

a determination that

persons are affiliates

for any other
purposes.

As of September 6,

2021,
56,996,214

shares of the registrant’s

common stock, par value

$0.001 per share, net
of treasury shares, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain   portions   of   the   definitive   Proxy   Statement   for   our   2021   Annual   Meeting   of   Shareholders   are
incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC

INDEX TO ANNUAL REPORT ON FORM 10-K

Year

Ended June 30, 2021

Page
PART

I
Item 1.
Business
2
Item 1A.
Risk Factors
8
Item 1B.
Unresolved Staff Comments
21
Item 2.
Properties
21
Item 3.
Legal Proceedings
22
Item 4.
Mine Safety Disclosures
23
PART

II
Item 5.
Market for Registrant’s Common equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
24
Item 6.
Selected Financial Data
26
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
28
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
52
Item 8.
Financial Statements and Supplementary Data
54
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures
55
Item 9A.
Controls and Procedures
55
Item 9B.
Other Information
57
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
58
Item 11.
Executive Compensation
58
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
58
Item 13.
Certain Relationships and Related Transactions, and Director Independence
58
Item 14.
Principal Accountant Fees and Services
58
PART

IV
Item 15.
Exhibits and Financial Statement Schedules
59
Item 16.
Form 10-K Summary
62
Signatures
63
Financial Statements

PART

I
FORWARD

LOOKING STATEMENTS

In addition

to historical

information, this

Annual Report

on Form

10-K contains

forward-looking statements

that involve

risks
and uncertainties

that could

cause our

actual results

to differ

materially from

those projected,

anticipated or

implied in

the forward-
looking statements. Factors

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

opinions only as of

the date of this

Annual Report. We

undertake no obligation to

release publicly any revisions

to
the forward-looking

statements after

the date

of this

Annual Report.

You

should carefully

review the

risk factors

described in

other
documents we file

from time to time

with the Securities

and Exchange Commission,

or the SEC, including

the Quarterly Reports on
Form 10-Q to be filed by us during our 2022 fiscal year,

which runs from July 1, 2021 to June 30, 2022.

All references

to “the

Company,”

“we,” “us,”

or “our”

are references

to Net

1 UEPS

Technologies,

Inc. and

its consolidated
subsidiaries, collectively,

and all

references to

“Net1” are

to Net

1 UEPS

Technologies,

Inc. only,

except as

otherwise indicated

or
where the context indicates otherwise.

ITEM   1.   BUSINESS

Overview

Our

vision

is

to

build

and

operate

the

leading

South

African

full-service

fintech

platform

offering

payment

processing

and
financial services to underserved merchants and consumers.

Our

core

purpose

is

to

improve

people’s

lives

by

bringing

financial

inclusion

to

South

Africa’s

underbanked

customers

and
helping

small

businesses

access

the

financial

services

they

need

to

prosper.

We

will

achieve

this

through

our

unique

ability

to
efficiently digitize

the last

mile of financial

inclusion and

to provide

a full-service

fintech platform,

across cash

and digital, serving
the needs of both, while also facilitating the secular shift from cash to digital that is taking place.

In South Africa,

our core competencies

are centered around

the provision of

low-cost financial services

to underserved consumers
and payment

processing.

We

have developed

and own

most of

our payment

technologies, and

we aim

to utilize

this technology

to
provide financial and value-added services to our customers by including them into the formal financial system.

Low-cost

financial

services

to

consumers
—We

provide

a

suite

of

low-cost

financial

services

to

underserved

and

unbanked
customers today,

through a

combination of

digital and

brick-and-mortar distribution

platforms. We

provide unsecured

micro-credit,
transactional banking, funeral insurance and airtime and value-added services.

Payment   processing — Our   core   technologies   leverage   biometric   authentication,   last - mile   distribution,   and   cash
handling/distribution to enable payments, while EasyPay is a transaction switch and bill payments platform. We also own and operate
POS and ATM

networks.

End-to-end

fintech

platforms

layer

multiple

services

into

their

merchant

and

consumer

propositions,

increasing

revenue

and
customer stickiness. We believe

our consumer proposition is well-positioned for organic growth, and we intend to rapidly expand our cardholder base and our transacting network. Despite being well-positioned to serve the micro, small and medium-sized enterprise, or
MSME,

market,

our

MSME

merchant

offering

is

less

well-developed.

We

plan

to

substantially

grow

our

presence

in

the

MSME
merchant space through

a focus on building

a leading POS distribution

capability to MSMEs. We

will seek to achieve

this through a
combination of organic growth, acquisitions and partnerships,

as appropriate, in order to

accelerate the implementation of our

business
plan.

B2C
NET1
Issuing
NET1
Lending
NET1
Insurance
NET1
VAS
Bill
Payment
B2B
Payments
Lending
Cash
Management

Building the Leading Full-Service Fintech Platform for South Africa

Market Opportunity

Secular

shift

to

electronic

payments:
Globally,

there

is

a

secular

shift

from

cash

and

checks

to

various

forms

of

electronic
payments and while

most developed economies

perform the

majority of their

consumer payments electronically, developing economies
remain

largely

cash

driven

countries.

South

Africa

too,

remains

predominantly

a

cash-based

economy,

with

an

estimated

60%

of
consumer payments made in cash.

Consumer financial services for the

unbanked:

Our focus is on the Living Standards

Measure, or LSM, 1-6 population in South
Africa, which represents approximately 26 million adults in the country. The total addressable market for consumer financial services
is an estimated ZAR 57 billion including transactional banking,

short-term and unsecured lending, and insurance.

Total

Addressable Market for Consumer Financial Services in South Africa

for LSM 1-6

Source: South

African Reserve Bank Long-Term

Insurance Industry (2017), Solidarity

Bank Charges

Report (2019), Finscope South

Africa (2013), NCR

Consumer
Credit Report (2019)

Merchant payment

and financial services

for MSMEs:

Bill payments are

an attractive customer

acquisition channel and

we are
one of the leading

bill payment platforms in

South Africa. The total addressable

market for merchant payment

and financial services
is an estimated ZAR 100 billion including bill payments, merchant payments, and merchant lending.

Total

Addressable Market for Merchant Payment and

Financial Services in South Africa for MSMEs

Source: Genisis Analytics (2018), BIS Data, Electrum, IFC Report (The Unseen

Sector – A report on the MSME Opportunity in South Africa)

We

believe there

is a

big opportunity

for neo-,

or challenger,

banks and

fintech companies

to improve

reach and

coverage for
MSMEs and accelerate access to, and reduce the cost of, banking and financial services. Estimates suggest that approximately 33% of
South Africa’s

700,000 formal MSMEs are unable

to accept electronic payments.

Tier 1 merchants are

actively serviced by the large
local

banks

while

Tier

2

to

4

merchants

are

underserved.

In

addition,

it

is

estimated

that

there

are

a

further

1.4

million

informal
merchants active in South Africa that have similar needs but are currently largely ignored by the traditional market players.

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

Discovery

Bank,

African

Bank,

Tyme

and

Bank

Zero.

Other

financial

services
providers include Old Mutual, Sanlam, Capfin, Letsatsi, Bayport and

Finbond.

For

EasyPay,

our

South

African

transaction

processing

business,

competitors

include

BankservAfrica,

Pay@,

eCentric

and
Transaction Junction.

BankservAfrica is the

largest transaction processor

in South Africa, which

processes all transactions

on behalf
of the South African banks and processes more than 2.5 billion transactions annually.

In

the

South

African

ATM

network

market,

we

compete

against

the

South

African

banks,

ATM

Solutions

and

Spark

ATM
Systems, which collectively have a market share in excess of 90%.

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
countries.

Human Capital Resources

We

have been able

to bring on

board high-caliber

individuals, from different

organizations, to

form our leadership

group. This
leadership group

is deeply committed

to building

a high-performance culture

that is based

on a foundation

of care and

development
for   our   people.

As such we are on path towards building an aspirational work environment that is characterized by:

•

Open and honest engagements;

•

Flat organizational structures;

•

Humility and respect;

•

Embracing diversity,

inclusion and a sense of belonging;

•

A spirit of generosity for our people, customers and our communities;

•

A willingness to partner with our stakeholders towards common goals;
•

A deep connection to our shared purpose of inclusive financial services; and

•

A culture of learning and curiosity.

Employee training and skills development

We strongly believe that learning

is an ongoing process and that the majority of learning is in the doing. As such, while we offer a range of

formal programs (as

listed further below), more

importantly, we continue to build

a culture of

lifelong learning in everything
that we do.

Sustainable

employee

training and

development

programs impact

employee

retention,

and

we believe

that our

willingness to
invest

in

employee

development

contributes

to

employee

satisfaction

and

belonging.

This

increases

loyalty,

which

will

in

turn
contribute to employee retention. We

offer the following development programs to enhance employee performance and skills:

•

unemployed and employed learnerships;
•

leadership development programs;
•

training programs;
•

mentorship programs;
•

other in-house and cross-functional training to aid with career advancement;

and
•

succession planning – training interventions.

Equal opportunity

Having an inclusive

and diverse workforce

which reflects our

economically active

population and society

in general, is

crucial
for helping the organization attract and retain talent and is important for long-term organizational success. Our human resources team
emphasizes recruiting

and retaining

a talented

and diverse

workforce

with special

focus on

hiring previously

disadvantaged groups
whenever possible. We

are committed to hiring qualified candidates without

regard to their personal status, while taking into account
the

unique

circumstances

affecting

our

operations

in

South

Africa

and

the

need

to

uplift

previously

disadvantaged

groups.

This
commitment extends to all levels of our organization,

including within senior management and our board of directors.

As of June 30, 2021, the composition of our workforce was:

•

54% female and 46% male;
•

41% between 18 and 34 years old, 56% between 35 and 54 years old, and 3% over

55 years old; and
•

76% Black, 14% two or more races, 5% Indian and 5% White.

We have no

female named executive officers.

In the

last year

we have

taken positive

strides to

help build

a more

inclusive workforce

and to

enhance our

pay structures

by
taking

measures

to eliminate

potential

discrimination

in our

pay

structures

and

to help

close gender

pay

gaps in

order to

progress
towards gender equality

at work. We

have implemented a

job evaluation system that

allows the corporate

hierarchy and functions

to
be mapped

out in

an objective

manner.

In this

way,

remuneration levels

can be

set for

every function

with reference

to the

external
market, and people in similar functions can be paid equally.

Employee compensation programs

We

are committed to

ensuring that

all of

our employees

are paid

fair and

competitive remuneration.

To

that end,

we offer the
following to our employees:

•

Access to a comprehensive medical, dental, and vision plan that our employees have the option to join;
•

Access to a defined contribution retirement plan that our employees have the option to join;
•

Paid sick, annual and family responsibility leave;
•

Maternity benefits;
•

Life and disability insurance coverage;
•

Employee assistance programs; and
•

Product   discounts.

Annual   increases   and   incentive   compensation   are   based   on   merit,   which   is   communicated   to   employees   upon   hire   and
documented as part of our annual performance review process.

Our number of employees allocated on a segmental basis as of the years ended June

30, is presented in the table below:

Number of employees
2021 2020 2019
Management 164 167 179
Processing
(1)
1,108 1,141 1,227
Financial services 1,778 1,531 1,443
Technology 29 36 40
Total 3,079 2,875 2,889

(1) Processing includes employees allocated to corporate/ eliminations activities.

On a

functional basis,

three of

our employees

were part

of executive

management, 17

were employed

in sales

and marketing,
116

were

employed

in

finance

and

administration,

175

were

employed

in

information

technology

and

2,768

were

employed

in
operations.

Health and safety laws and regulations

We

are

subject

to various

South

African

laws and

regulations

that

regulate

the health

and

safety of

our

South

African-based
workforce, including

those laws monitored

by the

South African

Department of

Employment and

Labour which

stipulates the

legal
framework within which we need to function. This framework comprises the Occupational Health and Safety Act, Act 85 of 1993, or
OHSA,

the

Compensation

for

Occupational

Injuries

and

Diseases

Act,

Act

130

of

1993,

or

COIDA,

the

Basic

Conditions

of
Employment

Act, Act

75 of

1997, or

BCEA and

the Labour

Relations Act,

Act 66

of 1995,

or LRA.

Compliance with

COVID-19
regulations remains

regulated by

the National

Institute of

Occupational

Health, or

NIOH, and

the Occupational

Health Surveillance
System, or

OHSS, the

Centre for

Scientific Industrial

Research, or

CSIR and

the National

Institute for

Communicable Diseases,

or
NICD.

People

are ultimately

the most

important

assets in

any organization,

therefore successfully

managing health

and safety

in the
workplace remains paramount. Successfully managing health and safety in the workplace relies on commitment, consultation, and co-
operation.

In order to maintain OHSA compliance, we ensure that:

•

Internal health and safety policies remain regularly updated and accessible to all staff;
•

All departments/branches keep a summary of applicable Health and Safety legislation and display a summary of such at their
respective premises for ease of reference;
•

Each of

our branches

has a

designated health

and safety

representative, a

first aider

and fire

marshal tasked

with ensuring
compliance as well as being able to assist in an emergency situation when required, each of whom is trained every two years as per stipulated regulations.
•

Every

branch

manager

is

a

delegated

assistant

to

our

Chief

Executive

Officer:

Southern

Africa

who

ensures

OHSA
compliance and

that employees

have the

necessary knowledge

and understanding

of applicable

health and

safety rules and
procedures.
•

Quarterly inspections are

conducted by delegated officials

at the respective branches

so as to report

on any non-compliance
or health and safety issues which need tending to.

•

Quarterly meetings are conducted with our National Health and Safety Officer to report in on company-wide compliance and
any health and safety issues which require tending to.

•

Managers are trained in in the correct reporting procedures and proper incident/ accident investigation.

Our Executive Officers

The table below presents our executive officers, their

ages and their titles:

Name Age Title
Chris G.B. Meyer 50 Group Chief Executive Officer and Director
Alex M.R. Smith 52
Chief Financial Officer,

Treasurer, Secretary,

and Director
Lincoln C. Mali 53 Chief Executive Officer: Southern Africa
Chris

G.B.

Meyer

has

been

our

Group

Chief

Executive

Officer

of

since

July

1,

2021.

Prior to

joining

Net1, Mr.

Meyer

was
the Head of

Corporate &

Investment Banking

and Joint

Managing Director

at Investec

Bank Plc,

an LSE-listed

specialist bank

and
wealth

manager,

having

served

in

many

different

roles

within

the Investec

Group

since

2001.

He

was

also

an

executive

director
for various

international

and

regional

subsidiaries

of

Investec

Bank

Plc.

Mr.

Meyer

is

a member

of

the

South

African

Institute

of
Chartered Accountants,

holds an MSc

Finance from

the London

Business School and

a Post Graduate

Diploma in

Accounting from
the University of Cape Town.

Alex M.R. Smith

has been our

Chief Financial Officer,

Treasurer and

Secretary since March 1,

2018. Prior to

joining Net1, Mr.
Smith was employed

by Allied Electronics

Corporation Limited, or

Altron, a JSE-listed

company, from 2006 to 2018

and, from August
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

Lincoln

C.

Mali

has

been

our

Chief

Executive

Officer:

Southern

Africa

since

May

1,

2021.

Mr.

Mali

is

a

financial

services
executive with over 25 years in the

industry. Until April 2021, he was the Head of Group Card

and Payments at Standard Bank Group,
and previously

served in many

different roles

within that organization

since 2001. Mr.

Mali chaired the

board of directors

of Diners
Club South Africa until

April 2021, and was

a member of the Central

and Eastern Europe, Middle

East and Africa Business

Council
for Visa. Mr.

Mali holds Bachelor of Arts (BA) and Bachelor of Laws (LLB) degrees from Rhodes University,

an MBA from Henley
Management College, various diplomas and attended an Advanced

Management Program at Harvard Business School.

Financial Information about Geographical Areas and Operating Segments

Note 20

to our

audited consolidated

financial statements

included in

this annual

report contains

detailed financial

information
about

our

operating

segments

for

fiscal

2021,

2020

and

2019.

Revenues

based

on

the

geographic

location

from

which

the

sale
originated and geographic location where long-lived assets are held for the years ended June 30,

are presented in the table below:

Revenue
(R)
Long lived assets
2021 2020 2019 2021 2020 2019
$'000 $'000 $'000 $'000 $'000 $'000
South Africa 127,468 139,258 150,793 50,754 68,521 141,235
South Korea - - - - - 149,390
Liechtenstein (Bank Frick) - - - - 29,739 47,240
India (MobiKwik) - - - 76,297 26,993 26,993
Rest of the world 3,318 5,041 9,842 6,962 9,119 9,739
Total 130,786 144,299 160,635 134,013 134,372 374,597

(R) South

Africa and

total amounts

for 2020

and 2019

have been

restated by

$ 6,698

and $

5,592, respectively,

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

reports, as well

as our proxy statements,

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

We

are unable

to ascertain

the full

impact the

COVID-19 pandemic

will have

on our

future financial
position, operations, cash flows and stock price.

Our business

has been,

and continues

to be, impacted

by government

restrictions and

quarantines related

to COVID-19.

South
Africa operates with a

five-level COVID-19 alert system,

with Level 1 being

the least restrictive

and Level 5 being

the most restrictive.
South Africa

is currently

at adjusted Level

3, which

has a limited

impact on

our businesses.

However,

the pandemic

did impact our
insurance business during fiscal 2021 as we

experienced a higher level of benefit

claims. Should there be further increases

in mortality
rates across our customer base, we may see an increase in funeral policy claim payouts.

Some of

our employees

continue to

work from

home following

the publication

of government-supported

initiatives to

combat
the spread

of COVID-19.

As a result

of the work

from home environment,

we face additional

challenges providing

employees with
secure

remote

access

to

computer

networks

as

well

as

initiating

and

accepting

instructions

via

e-mail

or

other

electronic

media.
Although the

government initiatives are

not mandatory,

we believe that

our business activities

may be

adversely impacted if

stricter
restrictions are reintroduced to combat the spread of the pandemic.

The South Africa government commenced its vaccination program in early calendar 2021, with a stated goal of vaccinating 67%
of the South African

population by the end of

the calendar year.

As of September 7, 2021,

the government reported that 13.9

million
doses had been administered and approximately 10.2 million people (26%

of the adult population)

were fully vaccinated. The pace of
the government’s

vaccination rollout

program is seen

as critical to

the re-opening

of the South

African economy.

Failure to achieve
rollout targets

could result

in further

COVID-19 outbreaks,

with detrimental

consequences for

the South

African economy,

and our
business.

Following a

comprehensive strategic review,

we have

decided to

prioritize Southern

Africa as our

core
market. Our

future success,

and our

ability to

return to

profitability and

positive cash

flow is

substantially
dependent on our ability to implement this strategy successfully.

Our board conducted an extensive review

of our business strategy and operations

in July 2020, and decided

to focus on our

South
African operations

and other

business opportunities

in South

Africa and,

to a

lesser extent,

the rest

of the

African continent,

and to
exit or

reduce our

presence in

other geographies.

Our future success

will depend

on our

ability to

effectively and

efficiently deploy
the significant levels of cash

generated from our dispositions. Therefore,

we cannot assure you that we will

be able to implement our
new strategy successfully and return to profitability and positive cash flow.

Even if we do return to profitability, achieving net income does not necessarily ensure positive cash flows. Future periods of net
losses

from

operations

could

result

in

negative

cash

flow

and

may

hamper

ongoing

operations

or

prevent

us

from

sustaining

or
expanding our business. We cannot assure you that we will achieve, sustain or increase profitability in the future and if we do not, our business will be materially and adversely affected.

Additionally,

our

reputation

in South

Africa has

been

tarnished

as a

result

of public

accusations,

which

accusations

we have
publicly denied and believe

have no merit,

against us for

illegally providing our

services and defrauding social

welfare grant recipients.
We have

attempted to refute these allegations

and have appointed a

public relations firm to

assist us in communicating

effectively to
the public

and our

stakeholders

that our

business practices

comply

with South

African law

and

are fair

to the

social welfare

grant
recipients who

purchase the financial

services products

that we offer.

If we are

unable to communicate

this persuasively,

our ability
to successfully execute our new strategy may be adversely affected.

We

face

challenges

in

transforming

our

South

African

operations

to

a

business-to-consumer

model
through our various bank account products and ATM infrastructure.

Following the conclusion of our contract with

SASSA, we refocused our resources and technology

on the provision of financial
inclusion services

to our target

market and

currently have an

established base

of approximately

one million

customers. Our strategy
involves expanding this base to at least three million customers over the next three years. While we believe that our financial services offerings are convenient and cost-effective, the success of our strategy will depend on the extent to which we successfully market our
offering   to   grow   the   customer   base.

Factors that

may prevent

us from

successfully

operating

and further

expanding

our South

African

financial services

business
include, but are not limited to:

•

insufficient adoption and utilization of our products and

services;
•

inability to access sufficient funding for our ATM

infrastructure;
•

increased competition in the

marketplace and restrictions imposed

by SASSA or

the South African

government on the

manner
in which grant recipients may transact;
•

political interference and changes in the regulatory environment;
•

further civil unrest similar to that experienced in July 2021;
•

loss of key technical and operations staff; and
•

logistical and communications challenges.

We may undertake acquisitions

that could

increase our

costs or

liabilities or

be disruptive

to our

business.

Acquisitions are

an integral part

of our new

growth strategy

as we seek

to expand our

business and deploy

our technologies

in
new markets

in Southern

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

from members

of our senior

management team,

which may

divert their

attention from

our day-to-day

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

We

may

need

to record

write-downs

from future

impairments of

goodwill or

other intangible

assets, which

could reduce

our
future

reported

earnings.

During

fiscal

2020

and

2019,

we

recognized

impairment

losses

of

$6.3

million

and

$14.4

million,
respectively.

A prolonged economic

slowdown or lengthy

or severe recession

in South Africa

or elsewhere could

harm
our operations.
A prolonged economic

downturn or recession

in South Africa

could materially

impact our results

from operations, particularly
in light

of the

COVID-19 pandemic,

recent social

unrest in

South

Africa and

our strategic

decision

to focus

on our

South African
operations.

Economic

confidence

in

South

Africa,

our

main operating

environment,

is currently

low and,

as a

result, the

risk

of a
prolonged

economic

downturn

is

enhanced,

which

could

have

a

negative

impact

on

mobile

phone

operators,

our

cardholders

and
retailers

and/or

reduce

the

level

of

transactions

we

process,

the

take-up

of

the

financial

services

we

offer

and

the

ability

of

our
customers

to

repay

our

microloans

or

to

pay

their

insurance premiums.

If

financial

institutions

and

retailers

experience

decreased
demand for their products and services, our hardware, software and related technology sales could decrease.

Our investment in MobiKwik

subjects us to certain

risks, including the possibility

of fluctuations in the
carrying value based on readily determinable fair values. In addition, our ability to dispose of our interest in
MobiKwik on acceptable terms, or at all, may be limited under certain circumstances.

We

have elected to

account for our investment

in MobiKwik at cost

minus impairment, if

any, plus

or minus changes

resulting
from observable price

changes in orderly

transactions for the identical

or a similar investment

of the same

issuer because it does

not
have a readily determinable fair value. The determination of the fair value of an investment requires us to make significant judgments and estimates and we are required to

base our estimates on assumptions which we

believe to be reasonable, but these

assumptions may
be unpredictable and inherently

uncertain. The value of

our investment in MobiKwik

as of June 30, 2021

was $76.3 million and was
determined based

on a

share issuance

concluded

by MobiKwik

in June

2021, implying

a fair

value per

share of

$245.50. We

have
recorded a non-cash fair value adjustment of $49.3 million during the year ended June 30, 2021.

We

may

need to

record a

write-down of

the carrying

value of

our investment

in MobiKwik

in the

future (i)

if it

is unable

to
successfully complete its contemplated initial public offering, (ii) due to fluctuations in its market price upon listing, including during the 12 month

lock up period

after its initial

public offering,

or (iii) if

it has not

listed, there is

an observable

transaction indicating

a
fair value per

share which is

lower than our

June 30, 2021

price per share.

Furthermore, it may

be difficult

to dispose of some

or all
of our investment on acceptable terms, if at all, if MobiKwik fails to list.

Our

ability

to

fund

our

ATM

network

requires

that

we

continue

to

have

access

to

sufficient

lending
facilities, which require compliance with restrictive and financial covenants.

The expansion

of our

ATM

network, along

with an

increase in

our consumer

banking client

base, necessitates

access to

large
amounts of

cash to

stock the

ATMs

and maintain

uninterrupted service

levels. We

have credit

facilities from

South African

banks
which includes security arrangements as

well as restrictive and

financial covenants. The security arrangements

and covenants included
in our lending facilities may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us.
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

refinance them, in each case, on

commercially reasonable terms
or at all. Our

ability to continue the

uninterrupted operation of

our ATM

network will be adversely

impacted by our failure

to renew
our debt facilities, any adverse change to the terms

of our credit facilities, or a

significant reduction in the amounts available under our
credit facilities,

or our

failure to

increase our

facilities if

required. We

may also

suffer reputational

damage if

our service

levels are
negatively impacted due to the unavailability of cash.

We may be unable to recover the carrying value of certain

Cell C airtime that we own

which is subject to
resale restrictions.

We

own a

substantial amount

of Cell

C airtime

inventory ($16.4

million translated

at exchange

rates applicable

as of June

30,
2021). In support

of Cell C’s

liquidity position,

we are limiting

our resale of

this airtime to

our own distribution

channels until such
time as Cell C’s recapitalisation

process is concluded, which exposes us to market risk for this inventory.

Due to wholesale discounts
in the distribution

market for this

airtime, it

is not readily

saleable in

the current

market without

realising a loss.

In light

of this, we
recorded a

loss of

$1.3 million

during fiscal

2020, related

to this

airtime inventory.

Whilst no

further losses

were recorded

in fiscal
2021,

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

All of

our microfinance

loans made

are for

a period

of six

months or

less. We

have created

an allowance

for doubtful

finance
loans receivable related to this book. When creating the

allowance, management considered factors including the period of the finance
loan

outstanding,

creditworthiness

of

the

customers

and

the

past

payment

history

of

the

borrower.

We

consider

this

policy

to

be
appropriate as it takes into account factors such as historical bad debts, current economic trends and changes in our customer payment
patterns. However, additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future.

In particular,

we cannot predict

the impact the

COVID-19 pandemic

may have on

collections, though

to date we

have
not

experienced

any

material

deterioration

in collection

rates.

A significant

amount

of

judgment

is required

to

assess

the

ultimate
recoverability of these microfinance loan receivables.

We may face competition from other

companies that offer innovative

payment technologies and payment
processing,

which

could

result

in

the

loss

of

our

existing

business

and

adversely

impact

our

ability

to
successfully market additional products and services.

Our primary competitors in

the payment processing market

include other independent processors,

as well as

financial institutions,
independent

sales

organizations,

new

digital

and

fintech

entrants

and,

potentially

card

networks.

Many

of

our

competitors

are
companies who

are larger

than we

are and

have greater

financial and

operational resources

than we

have. These

factors may

allow
them to offer better pricing

terms or incentives to customers, which

could result in a loss of our potential

or current customers and/or
force us to lower our prices. Either of these actions could have a significant effect on our revenues and earnings.

Our

future

success

will

depend

in

part

on

our

ability

to

attract,

integrate,

retain

and

incentivize

key
personnel

and

a

sufficient

number

of

skilled

employees,

particularly

in

the

technical,

sales

and

senior
management areas.

Our group has undergone a significant change in management over the last twelve months, with various long-serving executives having resigned from the organization. Therefore, we are in the process of building a new management team with the right experience
and skills to execute on our new strategic direction. Further, in order to succeed in our product development and marketing efforts, we
need to identify, attract, motivate and retain sufficient numbers of qualified technical and sales personnel. As a result, we must attract, retain and motivate a number of highly-qualified and experienced employees and an inability to hire and retain such employees would
adversely

affect

our

ability

to

enhance

our

existing

intellectual

property,

to

introduce

new

generations

of

technology

and

to

keep
abreast of

current developments

in technology.

We

may face

difficulty

in managing

the transition

to a

new management

team and
assimilating

our

newly-hired

personnel,

which

may

adversely

affect

our

business.

Competitors

may

attempt

to

recruit

our

top
management and employees.

In order to attract

and retain personnel

in a competitive

marketplace, we must

provide competitive pay
packages, including cash

and equity-based compensation

and the volatility in

our stock price may

from time to time

adversely affect
our ability to recruit or

retain employees. We

do not maintain any

“key person” life insurance policies.

If we fail to attract, integrate,
retain and

incentivize key

personnel and

skilled employees,

our ability

to manage

and grow

our business

could be

harmed and

our
product development and marketing activities could be negatively affected.

System failures, including breaches in the security of our system, could harm our business.

We

may experience

system failures

from time

to time,

and any

lengthy interruption

in the availability

of our

back-end system
computers could

harm our business and

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

for their losses. Even if

unsuccessful, this type of claim could

be time-consuming and costly for

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

cardholder data.

Our solutions may

be vulnerable to

breaches in security
due to

defects in

the security

mechanisms, the

operating system

and applications

or the

hardware platform.

Security vulnerabilities
could

jeopardize

the

security

of

information

transmitted

using

our

solutions.

If

the

security

of

our

solutions

is

compromised,

our
reputation and marketplace acceptance

of our solutions may be adversely

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

Cash

Paymaster

Services,

or

CPS,

has

been

placed

into

liquidation.

While

no

claim

has

been

made
against Net1 for CPS’ obligations, we cannot provide assurance that no such claim will be made.

CPS has significant obligations and ongoing litigation related to its SASSA contract and has been placed into liquidation. While no claim

has been made

against Net1 to

be held liable

for CPS’

current obligations

or any future

obligations under

any future

court
judgments, and while we do not believe that there would be a legitimate legal basis for any such claims, we cannot assure you that no such claim

will be

made against

us. If

SASSA or

another

third party

were to

seek and

ultimately succeed

in obtaining

a judgment
against us in respect of CPS’ liabilities, any such judgment would have a material adverse effect on our financial condition, results of
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

Similarly, if third parties claim that we infringe
their intellectual property rights, we may be required to incur significant costs and devote substantial resources to the defense of such claims,

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

any such material losses
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

interruption, such

as the current

global shortage of
semiconductors, or

an increase

in demand

beyond current

suppliers’ capabilities

could harm

our ability

to distribute

our equipment
and thus to

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

If our reinsurers
are unable

to meet

their commitments

to us

in a

timely manner,

or at

all, we may

be unable

to discharge

our obligations

under our
insurance contracts. As such, we are exposed to counterparty risk,

including credit risk, of these reinsurers.

Our   product   pricing   includes   long - term   assumptions   regarding   investment   returns,   mortality,   morbidity,   persistency   and
operating

costs

and

expenses

of

the

business.

Using

the

wrong

assumptions

to

price

our

insurance

products

could

materially

and
adversely affect our financial

position, results of

operations and cash flows.

If our actual

claims experience is

higher than our

estimates,
particularly in

the light

of the

COVID-19 pandemic,

our financial

position, results

of operations

and cash

flows could

be adversely
affected. Finally, the South African

insurance industry is

highly competitive. Many

of our competitors

are well-established, represented
nationally and market similar products and we therefore may not be able to effectively penetrate the South African insurance market.

Risks Relating to Operating in South Africa and Other Foreign Markets

Operating in South Africa and other emerging markets subjects us to greater risks than those we would
face if

we

operated

in

more developed

markets.

For

example, we

saw

significant

disruption

from the

civil
unrest experienced in early July 2021.

Emerging

markets

such

as

South

Africa,

as

well

as

some

of

the

other

markets

in

which

we

have

investments

or

operations,
including

African

countries

outside

South

Africa

and

countries in

Asia,

are

subject

to

greater

risks

than

more

developed

markets.
While we

focus our

business primarily

on emerging

markets because

that is

where we

perceive the

greatest opportunities

to market
our products and services successfully, the political, economic and market conditions in many of

these markets present risks that

could
make it more difficult to operate our business successfully.

Some of these risks include:
•

political, legal and economic instability,

including higher rates of inflation and currency fluctuations;
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

•

exposure to liability under the UK Bribery Act; and
•

exposure to liability under U.S. securities and foreign trade laws, including the Foreign Corrupt Practices Act, or FCPA,

and
regulations established by the U.S. Department of Treasury’s

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

As these

political,

economic and

legal
environments remain subject to continuous development, investors in these countries and regions face uncertainty as to the security of
their investments.

If

we

do

not

achieve

applicable

Broad-Based

Black

Economic

Empowerment

objectives in

our

South
African businesses, we

may be subject

to fines and

we risk losing

our government and/or

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

the Broad-Based

Black Economic

Empowerment

Act, No.

53 of

2003, as

amended from

time to

time, and

the
Amended

BEE

Codes

of

Good

Practice,

2013,

or

BEE

Codes,

and

any

sector-specific

codes

of

good

practice,

or

Sector

Codes,
published pursuant

thereto. Sector

Codes are

fully binding

between and

among businesses

operating in

a sector

for which

a Sector
Code has been

published. Achievement

of BEE objectives

is measured by

a scorecard which

establishes a weighting

for the various
elements. Scorecards

are independently

reviewed by

accredited BEE

verification agencies

which issue

a certificate

that presents

an
entity’s

BEE Contributor

Status Level.

This BEE

verification process

must be

conducted on

an annual

basis, and

the resultant

BEE
compliance certificate is only valid for a period of 12 months.

Certain of our South African businesses are subject to either the

Information, Communications and Technology

Sector Code, or
ICT Sector Code,

or the Financial

Services Sector Code,

or the FS

Sector Code. The

ICT Sector Code

and the FS Sector

Code have
been   amended   and   aligned   with   the   new   BEE   Codes   and   were   promulgated   in   November   2016   and   December   2017,   respectively.

The BEE scorecard includes

a component relating to management

control, which serves to determine

the participation of Black
people at

various levels

of management

within a

measured entity

(including,
inter alia
, at

the board

level, Executive

Management,
Senior Management,

Middle Management

and Junior

Management). The

BEE Codes

and/or Sector

Codes define

the terms

"
Senior
Management ", " Middle Management " and " Junior Management
" as those

occupational categories as

determined in accordance

with
the Employment Equity Regulations. Annexure EEA9 to the Employment Equity Regulations sets out the various occupational levels which are determined in

accordance with the relevant

grading systems applied by

the measured entity and

referred to in said

Annexure.
Employment equity legislation seeks

to drive the

alignment of the

workforce with the

racial composition of

South Africa and

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

We

expect that

our BEE Contributor

Status Level will

be important

in order for

us to remain

competitive in

the South African
marketplace and we continually seek ways to improve our BEE Contributor Status Level, especially the ownership element (so-called
“equity

element”)

thereof.

We

have

entered

into various

BEE

transactions

in the

past

in an

effort

to improve

our

score,

including
transactions in which we

issued equity to

BEE partners. It

is possible that

we may find

it necessary to

issue additional equity

to improve
our BEE

Contributor Status

Level, in

which case

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

The South

African rand,

or ZAR,

is the

primary operating

currency for

our business

operations while

our financial

results are
reported in U.S. dollars. Therefore, any depreciation in

the ZAR against the U.S. dollar, would negatively impact

our reported revenue
and net

income. The

U.S. dollar/ZAR

exchange rate

has historically

been volatile

and we

expect this

volatility to

continue (refer

to
Item

7—“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations—Currency

Exchange

Rate
Information.”).

Due

to

the

significant

fluctuation

in

the

value

of

the

ZAR

and

its

impact

on

our

reported

results,

you

may

find

it
difficult to

compare our results

of operations between

financial reporting periods

even though we

provide supplemental information
about our

results of

operations determined

on a

ZAR basis.

Similarly,

depreciation in

the ZAR

may negatively

impact the

prices at
which our stock trades.

We generally do not engage in any currency hedging

transactions intended to reduce the

effect of fluctuations in foreign currency
exchange rates on our results of

operations, other than economic hedging

using forward contracts relating

to our inventory purchases
which are settled in U.S.

dollars or euros. We

cannot guarantee that we will

enter into hedging transactions

in the future or,

if we do,
that these transactions will successfully protect us against currency fluctuations

.

South Africa’s

high levels of

poverty, unemployment

and crime may

increase our costs

and impair our
ability to maintain a qualified workforce

While South Africa has a highly developed financial and legal infrastructure, it also has high levels of crime and unemployment, relative to peer

countries in Africa

and other emerging

economies, and there

are significant differences

in the level

of economic and
social development among its people,

with large parts of the population,

particularly in rural areas, having

limited access to adequate
education, healthcare, housing and other

basic services, including water

and electricity. In addition, South Africa has

a high prevalence
of HIV/AIDS and tuberculosis. Government policies aimed at alleviating and redressing the disadvantages suffered by the majority of citizens

under

previous

governments

may

increase

our

costs and

reduce

our

profitability,

all of

which

could

negatively

affect

our
business.

These

problems

may

prompt

emigration

of

skilled

workers,

hinder

investment

into

South

Africa

and

impede

economic
growth. As a result, we may have difficulties attracting

and retaining qualified employees.

We

may

not

be

able

to

effectively

and

efficiently

manage

the

electricity

supply

disruptions

in

South
Africa,

which

could

adversely

affect

our

results

of

operations,

financial

position,

cash

flows

and

future
growth.

Our businesses in

South Africa are

dependent on electricity

generated and supplied

by the state-owned

utility,

Eskom, in order
to operate, and Eskom has been unable to generate and supply the amount of electricity required which has resulted in significant and often unpredictable electricity

supply disruptions. Eskom

has implemented a

number of short-

and long-term mitigation

plans to correct
these issues but supply disruptions continue to occur regularly and with no predictability. Eskom requires significant funding from the
South African

government in

order to

continue to

operate. As

part of

our business

continuity programs,

we have

installed back

-up
diesel generators in order for us to continue to operate our core data processing facilities in the event of intermittent disruptions to our electricity supply. We have to perform regular monitoring and maintenance of these generators and also source and manage diesel

fuel
levels. We may

also be required to replace these generators on a more frequent basis due to the additional burden placed on them.

Our results of

operations, financial position,

cash flows and

future growth could

be adversely affected

if Eskom is unable

raise
sufficient funding to operate

and/or commission new electricity-generating

power stations in accordance with its

plans, or at all, or if
we are unable to effectively and efficien

tly test, maintain, source fuel for, and replace, our generators

.

The

economy

of

South

Africa

is

exposed

to

high

rates

of

inflation,

interest

and

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

The economy of

South Africa in the

past has been, and

in the future may

continue to be, characterized

by rates of inflation

and
interest that

are substantially

higher than

those prevailing

in the United

States and

other highly-developed

economies. High

rates of
inflation could increase our South African-based costs and decrease our operating margins. High interest rates increase the cost of our debt financing, though conversely they

also increase the amount of

income we earn on

any cash balances. The

South African corporate
income tax

rate, of

28%, is

higher than

the U.S.

federal income

tax rate,

of 21%.

The South

African government

has announced

a
number of programs and initiatives

that may require funding from a

variety of sources, including from

an increase in existing tax

rates,
including the corporate income

tax rate; amendments

to existing South

African tax legislation;

or through the

introduction of additional
taxes.

An

increase

in

the

effective

South

African

corporate

income

tax

rate

will

adversely

impact

our

profitability

and

cash

flow
generation.

Risks Relating to Government Regulation

The

South

African

National

Credit

Regulator,

or

NCR,

has

applied

to

cancel

the

registration

of

our
subsidiary, Moneyline

Financial Services (Pty) Ltd, or

Moneyline, as a credit

provider. If

the registration is
cancelled, we may not be able to provide loans to our customers.

Moneyline

provides

microloans

to

our

EPE

cardholders.

Moneyline

is

a

registered

credit

provider

under

the

South

African
National Credit

Act, or

NCA, and

is required

to comply

with the

NCA in

the operation

of its lending

business. In

September 2014,
based on an

investigation it conducted,

the NCR applied

to the National

Consumer Tribunal

to cancel Moneyline’s

registration.

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

We

are

subject

to U.S.

and

other

trade

controls,

economic sanctions

and

similar

laws and

regulations,

including

those in

the
jurisdictions

where

we

operate.

Our

failure

to

comply

with

these

laws

and

regulations

could

subject

us

to

civil,

criminal

and
administrative

penalties

and

harm

our

reputation.

These

laws and

regulations

place

restrictions

on

our

operations,

trade

practices,
partners

and

investment

decisions.

In particular,

our operations

are subject

to U.S.

and

foreign

trade

control laws

and

regulations,
including various export controls and economic sanctions programs, such as those administered by OFAC. We monitor compliance in accordance with

the 10

principles as

set out

in the

United Nations

Global Compact

Principles, the

Organisation

for Economic

Co-
operation and

Development recommendations

relating to

corruption, and

the International

Labor Organization

Protocol in

terms of
certain of the items to be

monitored. As a result of doing business

in foreign countries and with foreign

partners, we are exposed to a
heightened   risk   of   violating   trade   control   law s   as   well   as   sanctions   regulations.

Violations

of

trade

control

laws and

sanctions

regulations

are

punishable

by civil

penalties,

including

fines,

denial

of export
privileges,

injunctions,

asset seizures,

debarment

from

government

contracts

and revocations

or restrictions

of licenses,

as well

as
criminal fines and imprisonment.

We have

developed policies and procedures as

part of a company-wide compliance

program that is
designed to

assist our compliance

with applicable

U.S. and international

trade control laws

and regulations,

including trade controls
and sanctions programs administered

by OFAC,

and provide regular training

to our employees to create

awareness about the risks of
violations of trade

control laws and

sanctions regulations and

to ensure compliance

with these laws

and regulations.

However, there
can be no assurance that all of our employees, consultants,

partners, agents or other associated persons will not act in violation of our
policies and these laws and regulations, or that our policies and procedures will effectively prevent us from violating these regulations
in every transaction

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
or

securing

any

improper

business

advantage,

and

requires

us

to

keep

books

and

records

that

accurately

and

fairly

reflect

our
transactions.

As part

of

our

business,

we

may

deal

with

state-owned

business

enterprises,

the

employees

of

which

are

considered
foreign

officials

for

purposes of

the FCPA.

The UK

Bribery

Act includes

provisions

that extend

beyond bribery

of foreign

public
officials and also apply to

transactions with individuals not employed

by a government and

the act is also

more onerous than the FCPA
in a number of other respects, including

jurisdiction, non-exemption of facilitation

payments and penalties. Some of the international
locations in which we operate or have investments lack a developed legal system and have higher than normal levels of corruption.

Any

failure

by

us

to

adopt

appropriate

compliance

procedures

and

ensure

that

our

employees,

agents

and

business

partners
comply with

the anti-corruption

laws and

regulations could

subject us

to substantial

penalties, and

the requirement

that we

comply
with these laws could

put us at a

competitive disadvantage against

companies that are not

required to comply.

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
taken against us.

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

policies or these laws and

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
but we have

an agreement with

Grindrod Bank that

enables us to

implement our EPE

program in compliance

with the relevant

laws
and regulations. If this agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means. We are also dependent on Grindrod Bank to defend us against attacks from other
South African banks who may regard our products as

disruptive to their funds transfer or other businesses

and may seek governmental
or other

regulatory intervention.

Furthermore, we

have to

comply with

the strict

anti-money laundering

and customer

identification
regulations of the South African

Reserve Bank, or SARB,

when we open new bank

accounts for our customers and

when they transact.
Failure to effectively implement and monitor responses to these regulations may result in significant fines or prosecution of Grindrod
Bank   and   ourselves.

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

Furthermore, the proposed

Conduct of Financial

Institutions Bill will make

significant changes to

the current licensing

regime.
The second

draft of

the Conduct

of Financial

Institutions Bill

was published

for public

comment on

29 September

2020. While

the
proposals currently

indicate that

existing licenses

will be converted,

if we are

not successful in

our efforts

to obtain

a conversion

of
the existing

licenses or

cannot comply

with the

new conduct

standards to

be published

at the

same time

under the

Financial Sector
Regulation Act, No. 9 of 2017, we may be stopped from continuing our financial services businesses in South Africa.

We

may

be

subject

to

regulations

regarding

privacy,

data

use

and/or

security,

which

could

adversely
affect our business.

We are

subject to regulations in

a number of the countries

in which we operate relating

to the processing (which

includes,
inter
alia
, the collection, use, retention, security and transfer) of

personal information about the people (whether natural or juristic)

who use
our products

and services.

The interpretation

and application

of user

data protection

laws are

in a

state of

flux. These

laws may

be
interpreted

and

applied

inconsistently

from

country

to

country

and

our

current

data

protection

policies

and

practices

may

not

be
consistent with those interpretations and applications.

Complying with these varying requirements could cause us

to incur substantial
costs or require us to change our business practices in a manner adverse to our business and any failure, or perceived

failure, by us to
comply with any regulatory requirements or

international privacy or consumer protection-related laws and regulations could result in
proceedings

or

actions

against

us

by

governmental

entities

or

others,

subject

us

to

significant

penalties

and

negative

publicity.

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

The effective date
of

the

debt-relief

bill

has

not yet

been

announced.

We

believe

that

the

debt-relief

bill

will restrict

the

ability

of

financial

services
providers to provide lending products

to certain low-income earners and

will increase the cost

of credit to these

consumers. As a result,
compliance with the debt-relief bill may adversely

impact our micro-lending operations in South Africa. Furthermore,

we expect that
it will take

us, and other

financial services providers,

some time to

fully understand,

interpret and

implement this new

legislation in
our

lending

processes

and

practices.

Non-compliance

with

the

provisions

of

this

new

legislation

may

result

in

financial

loss

and
penalties, reputational loss or other administrative punishment.

Risks Relating to our Common Stock

We

may

be

deemed

to

be

an

investment

company

under

the

Investment

Company

Act

of

1940,

or
Investment Company Act.

We

are an operating

company whose business

is focused on developing

and offering payment

solutions, transaction processing
services and financial technologies across

multiple industries directly and through

our wholly-owned subsidiaries. Our conduct,

public
filings and

announcements

hold us

out

as such

an operating

company

and

do not

hold

us out

as being

engaged

in the

business of
investing, reinvesting or trading in

securities. However, we own certain assets

that may be deemed

to be “investment securities”

within
the meaning

of Section

3(a)(2) of

the Investment

Company Act.

We

acquired these

assets pursuant

to our

former business

strategy,
which

involved

entering

into

strategic

partnership

arrangements

with

other

companies

in

a

number

of

emerging

and

developing
economies.

When we

acquired

minority

interests in

these companies,

we would

typically have

board

representation

or rights

with
regard to significant decisions.

During fiscal

2021, after

a comprehensive

strategic review,

we shifted our

strategy to focus

primarily on

our Southern African
operations and other business opportunities in Southern Africa and determined to exit or reduce our presence in other geographies. In
furtherance

of

this

strategy

and

also

due

to

the

enormous

uncertainties

and

disruptions

caused

by

the

COVID-19

pandemic,

we
cancelled our option

to acquire an

additional 35% interest

in Bank Frick

(which would have

increased our interest

to 70%) and

disposed
of the 35% that we

owned. Further,

during fiscal 2020, we sold

KSNET,

our wholly-owned Korean

subsidiary,

as well as other non-
core

businesses,

which

resulted

in

a

large

infusion

of

cash

which

we

have

not

yet

deployed

into

our

operating

businesses.

These
dispositions and the Bank

Frick transactions, when combined with

the fluctuating value of those

of our assets that may

be deemed to
be investment securities,

could cause us

to be deemed

to be an investment

company within the

meaning of Section

3(a)(1)(C) of the
Investment Company Act. Regardless of the value of these assets at any particular time, we believe we should be viewed as primarily
engaged   in   a   business   other   than   i nvesting,   reinvesting,   owning,   holding,   or   trading   in   securities.

If we are deemed

an investment company

and not entitled to

an exception or

exemption from registration

under the Investment
Company Act, we would have to register as

an investment company, modify our asset profile or otherwise change our business so that it falls outside

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

Our stock price has periodically experienced significant volatility. During the 2021 fiscal year, our stock price ranged from a low
of $2.87 to a high of $6.62. We

expect that the trading price of our common stock may

continue to be volatile as a result of a number
of factors, including, but not limited to the following:
•

any adverse developments in litigation or regulatory actions in which we are involved;
•

fluctuations

in currency exchange rates, particularly the U.S. dollar/ZAR exchange rate;
•

announcement of additional BEE transactions, especially one involving the issuance or potential issuance of equity securities
or dilution or sale of our existing business in South Africa;
•

quarterly variations in our operating results;
•

significant fair value adjustments or impairment in respect of investments or intangible assets;
•

announcements of acquisitions or disposals;
•

the timing of, or delays in the commencement, implementation or completion of major projects;
•

large purchases or sales of our common stock; and
•

general conditions in the markets in which we operate.

Additionally,

shares of

our common

stock can

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

The put

right we granted

to the IFC

Investors on the

occurrence of certain

triggering events may

have
adverse impacts on us.

In May

2016, we

issued an

aggregate of

9,984,311

shares of

our common

stock to

the IFC Investors,

of which,

as of

June 30,
2021,

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

36%

of

our

outstanding

common

stock

is

owned by

two shareholders.

The

interests of
these shareholders may conflict with those of our other shareholders.

There is a concentration of ownership

of our outstanding common stock because

approximately 36% of our outstanding common
stock is owned by two

shareholders. Based on their most

recent SEC filings disclosing

ownership of our shares, Value Capital Partners
(Pty) Ltd, or VCP,

and IFC Investors, beneficially own approximately 22% and 14% of our outstanding common stock, respectively.

VCP has agreed, pursuant to an Amended Cooperation Agreement dated December 9, 2020, to refrain from acquiring more than
24.9% of our outstanding common stock or taking certain

actions, including acting in concert with others, that

could result in a change
of control

of the

Company.

These restrictions

remain in

effect through

to the

business day

immediately following

our 2022

annual
meeting of shareholders.

The interests of

VCP and the

IFC Investors may

be different

from or conflict

with the interests

of our other

shareholders. As a
result of the significant combined ownership by VCP and the IFC Investors, subject to the limitations applicable to VCP contained in
the

Amended

Cooperation

Agreement,

they

may

be

able, if

they

act

together,

to

significantly

influence

the

voting

outcome

of

all
matters requiring

shareholder approval.

This concentration

of ownership

may have

the effect

of delaying

or preventing

a change

of
control

of

our

company,

thus

depriving

shareholders

of

a

premium

for

their

shares,

or

facilitating

a

change

of

control

that

other
shareholders   may   oppose.

We may seek to raise

additional financing by

issuing new securities

with terms or

rights superior to

those
of shares of our common stock, which could adversely affect the market price of such shares.

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

We

believe that

it is necessary

to maintain

a sufficient

number of

available authorized

shares of our

common stock

in order

to
provide

us

with

the flexibility

to

issue

shares

for

business

purposes

that

may

arise

from time

to

time.

For example,

we

could

sell
additional shares to

raise capital

to fund our

operations or to

acquire other businesses,

issue shares in

a BEE

transaction, issue additional
shares under our

stock incentive plan

or declare a

stock dividend. Our

board may authorize

the issuance of

additional shares of

common
stock

without

notice

to,

or

further

action

by,

our

shareholders,

unless

shareholder

approval

is

required

by

law

or

the

rules

of

the
NASDAQ Stock Market. The issuance of additional shares could dilute the equity ownership of our current

shareholders and any such
additional shares would likely be freely tradable, which could adversely affect the trading price of our common stock.

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
the

United

States or

elsewhere

outside

South

Africa

and

any

judgment

obtained

against any

of

our

foreign

directors,

officers

and
experts

in

the

United

States,

including

one

based

on

the

civil

liability

provisions

of

the

U.S.

federal

securities

laws,

may

not

be
collectible   in   th e   United   States   and   may   not   be   enforced   by   a   South   African   court.

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

•

the judgment

has not lapsed;
•

the recognition

and enforcement

of the

judgment by

South African

courts would

not be

contrary to

public policy

in South
Africa, including

observance of the

rules of natural

justice which require

that no award

is enforceable

unless the defendant
was duly served with documents initiating proceedings, that he or she was given a fair opportunity to be heard and that he or she enjoyed the right to be legally represented in a free and fair trial before an impartial tribunal;

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

South Africa.
We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park, Johannesburg,
257 financial services branches, 76

financial service express stores and

40 satellite branches. We

also lease additional office

space in
Johannesburg,

Cape Town

and Durban,

South Africa;

and Gaborone,

Botswana. These

leases expire

at various

dates through

2024,
assuming the exercise of options to extend. We

believe

that we have adequate facilities for our current business operations.

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
bench

of the

Pretoria

High

Court.

In opposing

this appeal,

the

NCR contended

that

our

appeal

had

no

basis and

they

raised,

as a
procedural point,

that we should

have joined

the Tribunal

as a party

to the

appeal proceedings.

On August

30, 2019,

it was ordered
that the Tribunal be included in the appeal proceedings and this appeal will be heard on October 27, 2021. If we are successful, it will dispose of the

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

Litigation related to CPS

As

a

result

of

significant

obligations

relating

to,

and

ongoing

litigation

arising

out

of,

CPS’

SASSA

contract,

including

the
exhaustion of CPS’ legal appeals

against a court judgment to repay

additional SASSA implementation costs, CPS has

been placed into
liquidation. As a result, CPS’ provisional liquidators are currently in control of all of CPS’ affairs.

No other Net1 group company is a
party to any of these proceedings and we are no longer involved in the management of these matters.

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

3, 2021,

there were

9 shareholders

of record

of our
common stock.

We

believe that

a substantially

greater number

of beneficial

owners of

our common

stock hold

their shares

though
banks, brokers,

and other financial

institutions (i.e. “street

name”). Our transfer

agent in South

Africa is JSE

Investor Services (Pty)
Ltd, 13th Floor, Rennie House, 19

Ameshoff Street, Braamfontein, 2001, South Africa.

Dividends

We

have not

paid any

dividends on

shares of our

common stock

during our

last two

fiscal years

and presently

intend to

retain
future earnings to finance the expansion of the

business. We do not anticipate

paying any cash dividends in the foreseeable

future. The
future dividend policy will depend on our earnings, capital requirements, debt commitments, expansion plans, financial condition and other relevant factors.

Issuer purchases of equity securities

On

February

5,

2020,

our

board

of

directors

approved

the

replenishment

of

our

existing

share

repurchase

authorization

to
repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. We did not repurchase any
shares of our common stock during fiscal 2021.

Share performance graph

The chart

below compares

the five-year

cumulative return,

assuming the

reinvestment of

dividends, where

applicable, on

our
common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30,
2016, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial

Index.

ITEM   6.   SELECTED   FINANCIAL   DATA

The following

selected historical

consolidated financial

data should be

read together

with Item 7—“Management’s

Discussion
and Analysis

of Financial

Condition and

Results of

Operations” and

Item 8—“Financial

Statements and

Supplementary Data”.

The
following

selected historical

financial

data as

of June

30,

2021 and

2020,

and for

the three

years ended

June 30,

2021, have

been
derived

from our

audited consolidated

financial

statements inclu

ded

elsewhere

in this

Annual

Report

on Form

10-K. The

selected
historical consolidated financial data

presented below as of June

30, 2019, 2018 and 2017

and for the years ended

June 30, 2018 and
2017, have been derived from our audited consolidated financial statements, which are not included herein, and have been restated as
noted below, which restatement

is unaudited. The selected historical financial data as of each date and for each period presented have been prepared in

accordance with U.S.

GAAP.

These historical results

are not necessarily

indicative of results

to be expected

in any
future period.

As

discussed

in

Note

1

to

our

audited

consolidated

financial

statements

included

in

Item

8—“Financial

Statements

and
Supplementary

Data,”

our

historical

audited

consolidated

financial

statements

have

been corrected

to give

effect

to

a restatement.
Accordingly,

certain of

the selected

consolidated financial

data presented

in the

table below

has been

corrected to

give effect

to the
restatement as indicated.

Consolidated Statements of Operations Data
(in thousands, except per share data)
Year

ended June 30,
2021 2020
(R)(1)
2019
(R)
2018 2017
(as restated) (as restated)
Revenue
(3)
$ 130,786 $ 144,299 $ 160,635 $ 459,575 $ 456,663
Cost of goods sold, IT processing, servicing and
support 96,248 102,308 124,104 243,554 236,179
Selling, general and administration
(2) (4)
84,063 75,256 144,920 130,822 124,086
Depreciation and amortisation 4,347 4,647 12,103 10,473 12,679
Impairment loss - 6,336 14,440 20,917 -
Operating (loss) income (53,872) (44,248) (134,932) 53,809 83,719
Change in fair value of equity securities 49,304 - (167,459) 32,473 -
Termination

fee paid to cancel Bank Frick option
- 17,517 - - -
Interest income 2,416 2,805 5,424 16,845 20,014
Interest expense 2,982 7,641 9,860 8,569 2,174
Impairment of Cedar Cellular note - - 12,793 - -
(Loss) Income before income tax expense (benefit) (5,619) (65,016) (319,443) 94,558 101,559
Income tax expense (benefit) 7,560 2,656 (5,072) 45,106 38,175
(Loss) income from equity accounted investments
(5)
(24,878) (29,542) 1,258 1,810 2,814
Net (loss) income from continuing operations (38,057) (97,214) (313,113) 51,262 66,198
Gain (loss) on disposal of discontinued operation, net
of tax - 12,454 (9,175) - -
Net (loss) income attributable to Net1 - continuing
operations $ (38,057) $ (97,214) $ (311,761) $ 52,142 $ 64,504
(Loss) Income from continuing operations per share:
Basic $ (0.67) $ (1.70) $ (5.49) $ 0.92 $ 1.18
Diluted $ (0.67) $ (1.70) $ (5.49) $ 0.92 $ 1.17

(R) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.
(1) Includes

the impact

of the

COVID-19

pandemic lockdown

restrictions,

which directly

impacted elements

of the

business from
March 27, 2020 to June 1, 2020.

(2) Impacted by expiration of SASSA contract in September 2018.
(3) Revenue for the year

ended June 30, 2019,

includes revenue that has

been reversed of $19.7

million (ZAR 277.6 million)

as a result
of the September

2019 Supreme Court ruling,

and selling, general and

administration includes $14.3

million (ZAR 201.8

million) of
expenses related to the Supreme Court ruling.

(4) Includes

an allowance

for doubtful

financial loans

receivable of

$28.8 million

in fiscal

2019 and

a separation

payment of

$8.0
million paid to our former chief executive officer

in fiscal 2017.
(5) Includes impairments of

$21.1 million and

$33.8 million in

fiscal 2021 and

2020,

respectively, as discussed in Note

8 to our

audited
consolidated   financial   statements.

Additional Operating Data:
(in thousands, except percentages)

Year

ended June 30,
2021
(1)
2020
(1)
2019
(1)
2018
(1)
2017
(1)
Cash flows (used in) provided by operating activities $ (58,371) $ (46,045) $ (4,460) $ 132,305 $ 97,161
Cash flows provided by (used in) investing activities 47,775 223,117 64,476 180,748 (114,071)
Cash flows (used in) provided by financing activities $ (13,081) $ (48,838) $ (24,714) $ (473,479) $ 40,469
Operating (loss) income margin
(2)
(41.2%) (30.7%) (84.0%) 11.7% 15.9%

(1) Cash flows provided by (used in) investing activities include movements in settlement assets and cash flows (used in) provided by financing activities include movement in settlement liabilities.
(2) Fiscal 2021 operating

loss margin was

(41.2%). Fiscal 2020 operating

loss margin was

(25.4%) before impairment losses

(refer
to Note

9 of

our audited

consolidated financial

statements for

a full

description of

fiscal 2020

and 2019

impairment losses).

Fiscal
2019 operating loss margin

was

(71.1%) before retrenchment costs,

the impact of the SASSA implementation

costs accrual (refer to
Note 12 of

our audited consolidated

financial statements),

and impairment losses.

Fiscal 2018 operating

income margin

was

18.0%
before the impairment

loss and an allowance

for doubtful finance

loans receivable.

Fiscal 2017 operating income

margin was 18.0%
before the separation payment of $8.0 million paid to our former chief executive officer.

Consolidated Balance Sheet Data:
(in thousands)
Year

ended June 30,
2021 2020 2019 2018 2017
Cash, cash equivalents and restricted cash $ 223,765 $ 232,485 $ 95,460 $ 57,607 $ 210,396
Total current

assets before settlement assets
293,851 311,292 153,285 169,619 369,241
Equity-accounted investments 10,004 65,836 148,427 83,234 25,935
Goodwill 29,153 24,169 37,316 52,799 75,598
Intangible assets 357 612 2,228 9,405 13,666
Total assets 428,330 453,678 670,247 1,214,532 1,448,829
Total current

liabilities before settlement obligations
52,024 63,288 155,808 94,090 54,957
Total long-term

debt
- - - 5,469 -
Total equity $ 275,980 $ 290,213 $ 317,342 $ 638,827 $ 596,074

ITEM   7.   MANAGEMENT’S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL   CONDITION   AND
RESULTS

OF OPERATIONS

The

following

discussion

and

analysis

should

be

read

in

conjunction

with

Item

6—“Selected

Financial

Data”

and

Item

8—
“Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See Item

1A— “Risk Factors” and
“Forward Looking Statements.”

Overview

We are a provider of financial technology,

or fintech, products and services to unbanked and underbanked individuals and small businesses, predominantly

in South Africa.

We

have developed and

own most of

our payment technologies,

and where possible,

we
utilize

this

technology

to provide

financial

and value

-added

services

to our

customers

by including

them into

the formal

financial
system.

Sources of Revenue

We

generate our

revenues by

charging

transaction fees

to merchants,

financial service

providers, utility

providers, bill

issuers
and

cardholders;

by

providing

loans

and

insurance

products

and

by

selling

hardware,

licensing

software

and

providing

related
technology services.

We

have

structured

our

business

and

our

business

development

efforts

around

several

related

but

separate

approaches

to
deploying our technology.

In our most

basic approach, we

act as a

supplier, selling

our equipment, software,

and related technology
to a customer. The revenue

and costs associated with this approach are reflected in our technology segment.

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
our customers

with access

to short-term

loans and

life insurance

products. The

revenue and

costs associated

with this

approach are
reflected in our processing and financial services segments.

In South

Africa, we also

generate fees from

debit and credit

card transaction

processing, the provision

of value-added

services
such as bill payments, mobile top-up and prepaid utility sales, and from providing a payroll transaction management service (up until the disposal of this business

in December 2019). The revenue

and costs associated with these

services are reflected in our

processing
and technology segments.

Developments during Fiscal 2021

Leadership changes

On July 1, 2021,

Mr. Chris

G.B. Meyer joined us

as Group CEO, following

the resignation of

Mr. Herman

G. Kotzé in August
2020. Mr.

Alex M.R. Smith, our

current CFO, assumed

the role of interim

Group CEO, from

Mr. Kotze’s

resignation through to

the
appointment of Mr. Chris G.B. Meyer

.

On May 1, 2021, Mr. Lincoln

Mali joined us as CEO of Net1 Southern Africa, a new position within our organization.

On March

15, 2021,

Mr.

Nunthakumarin Pillay

resigned his

position as

Managing Director:

Southern Africa

after 21

years of
service to our

company in order

to pursue other

opportunities. Mr.

N. Pillay’s

last day of

employment was

April 30, 2021.

We

have
reorganized certain of

our internal

business reporting lines

following the resignation

of Mr. N.

Pillay, which did not

impact our business
or processes significantly.

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

Customer additions

have improved significantly

since June 2021,

following the launch

of a targeted

marketing campaign.

This
momentum

was impacted

by the

civil unrest

in July

2021, referred

to above;

however,

we experienced

strong additions

in August
2021. We recorded gross customer additions of approximately 167,000 during fiscal 2021, with approximately

43,000 recorded in the
fourth

quarter,

while

net

additions

amounted

to

approximately

84,000

customers

during

fiscal

2021,

with

approximately

23,000
recorded

in

the

fourth

quarter.

Gross

and

net

additions

for

the

first

two

calendar

months

of

fiscal

2022

were

75,000

and

61,000
respectively. We

continue to see delays in the transfer of income for a significant portion of these customers, which means we are not seeing the full benefit of this customer growth in

our financial performance. To date, only approximately 50% of these gross customer additions have become active and commenced transacting on their account.

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

Impact of COVID-19

Our business

has been,

and continues

to be, impacted

by government

restrictions and

quarantines related

to COVID-19.

South
Africa operates with a

five-level COVID-19 alert system,

with Level 1 being

the least restrictive

and Level 5 being

the most restrictive.
South Africa is currently at adjusted

Level 3, which has a

limited impact on our businesses.

The South Africa government commenced
its vaccination program

in early calendar

2021, with a

stated goal of vaccinating

67% of the

South African population

by the end

of
the calendar year.

Business and operations

Our operations

largely operated

as normal

during fiscal

2021. Most

of the

impact of

the pandemic

on our

operations resulted
from

the

indirect

effect

of

lower

economic

activity

in

the

South

African

economy.

Our

loan

business

was

able

to

originate

loans
normally and we

have not seen

any deterioration in

collection levels over

the period. Our

insurance business has

seen a higher

level
of benefit claims

during fiscal 2021.

We

continue to incur direct

expenditure on the

purchase of sanitizers,

masks and gloves for

our
employees and for the use of customers in our branches, but this is not significant in the context of our cost base.

Employees

Regrettably,

five

of

our

employees

passed

away

during

fiscal 2021

due

to

COVID-19,

as well

as

our

chairman

Mr.

Jabu

A.
Mabuza.

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

Financial position and impairments

Except for the impact on Finbond’s

business during fiscal 2021, we do not

believe that the pandemic has significantly

impacted
the carrying value of our long-lived assets and equity method investments to date.

Control environment

We do not

expect the pandemic to have a significant impact on our internal control environment.

While we have not incurred significant disruptions thus

far from the COVID-19 outbreak, we are

unable to accurately predict the
impact that

COVID-19 will

have due

to numerous

uncertainties, including

the severity

of the

disease, the

duration of

the outbreak,
actions that

may be

taken by

governmental authorities,

the impact

on our

customers and

other factors

identified in

Part I,

Item 1A.
“Risk

Factors—

We

are

unable

to

ascertain

the

full

impact

the

COVID-19

pandemic

will

have

on

our

future

financial

position,
operations, cash flows and stock price”. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

July 2021 civil unrest in South Africa

Two

of South

Africa’s

nine provinces

experienced

significant civil

unrest in

July 2021

resulting in

mass looting,

loss of

life,
disruption of

transport and

supply routes,

and widespread

destruction of

property.

In total

337 South

Africans lost

their lives

in the
unrest - fortunately none of our employees were injured or harmed. There was widespread damage to bank and ATM infrastructure in
the affected

provinces. In

total approximately

1,800 ATMs

and 300 branches

were damaged,

and the

Banking Association

of South
Africa, or BASA, estimates that total damage to banking infrastructure amounted to ZAR 1.6 billion. The South African Special

Risks
Insurance Association,

or SASRIA, a

public enterprise

and a non-life

insurance company that

provides coverage

for damage caused
by special risks

such as politically

motivated malicious

acts, riots, strikes

and terrorism and

public disorders, estimates

that the total
damage to property across South Africa will be in the order of between

ZAR 19.0 to ZAR 20.0 billion.

We

suffered damage

at 19 of our branches

and to 173 ATMs.

The disruption and

related closure of

branches has also

impacted
our efforts to grow EPE customer

numbers. We have also seen an impact on

transaction volumes at our ATMs with July 2021 volumes
13% lower than June 2021, and August 2021 3% lower than July 2021.

We

estimate it will cost

approximately ZAR 40

.0 million to repair

our branches and damaged

ATMs

and to replace ATMs

that
have been completely destroyed. We believe that these losses suffered through destruction of property will be fully covered under our various insurance policies, through the government backed SASRIA cover.

As

a

result

of

the

disruption

to

ATM

coverage

and

availability,

BASA

and

South

Africa’s

banks

agreed

that

the

fee

which
customers pay to utilize

other banks’

ATMs will be waived for August

and September 2021.

We estimate that we will

forgo transaction
fee revenue of approximately ZAR 6.0. million during the first quarter of fiscal 2022 as a result of this decision.

MobiKwik

India – In July 2021, MobiKwik filed its

draft red herring prospectus with the appropriate Indian regulator related to its proposed
initial public offering process. We have increased the carrying value of our investment in MobiKwik, refer to “— Critical Accounting
Policies—Recoverability of equity-accounted investments and

other equity securities” below.

Status of Cell C recapitalization

We

continued

to

carry

the

value

of

our

Cell

C

investment

at

$0

(zero)

as

of

June

30,

2021.

Cell

C

remains

focused

on

its
recapitalization and implementing various initiatives to improve its operational performance. While it remains in default on

its various
lending   arrangements,   Cell   C   and   its   lenders   continue   to   work   constructively   and   are   makin g   steady   progress   towards   its
recapitalization.

Disposal of Bank Frick and wind-down of IPG

Bank Frick – In line with our new strategic direction, on February 3, 2021, we entered into a share sale agreement with the Frick
Family Foundation,

or KFS, to sell

our entire interest,

or 35%, in Bank

Frick to KFS for

$30 million. Refer

to Note 8

to our audited
consolidated financial statements for additional information related to this transaction.

IPG – The

process to close

our IPG business

is well-advanced and

all processing activities

ceased by the

third quarter of

fiscal
2021,

with most employees leaving the

organization during the second quarter of

fiscal 2021. We are largely complete with the

closure
and do

not expect

to incur

any further

significant cash

costs. A

number of

the statutory

IPG entities have

been deregistered

and we
only have routine liquidation and deregistration processes to follow for the remaining existing entities.

Restatement of revenue and cost of goods sold, IT processing, servicing and support

In November

2020, we

identified an

error with

respect to

the recognition

of certain

revenue and

related cost

of goods

sold, IT
processing,

servicing

and

support

during

our

assessment

and

systems

development

of new

products.

The

error did

not impact

our
operating income (loss), net income (loss), balance sheet or cash flows. We determined that the error impacted reported results for the period from July 1,

2018 to September 30,

2020. The error impacted our

reported results and we

have restated our audited

consolidated
statement of

operations and

certain note

presentation for

fiscal 2020

and 2019,

refer to

Note 1

to our

audited consolidated

financial
statements   for   additional   information .

The table below

presents the unaudited

impact of the restatement

on our revenue

and related cost of

goods sold, IT processing,
servicing and support for the first quarter of fiscal 2021, fiscal 2020 and 2019,

including each fiscal quarter within those fiscal years:

Table 1
Revenue (quarter information
unaudited)
Cost of goods sold, IT processing,
servicing and support (quarter
information unaudited)
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

Valuation

of investment in Cell C

We have elected to measure

our investment in

Cell C, an

unlisted equity security, at fair

value using the

fair value option.

Changes
in

the

fair

value

of

this

equity

security

are

recognized

in

the

caption

“change

in

fair

value

of

equity

securities”

in

our

audited
consolidated statements of operations. The tax impact related to the change in fair value of equity securities is included in income tax expense in our audited

consolidated statements of operation.

The determination of

the fair value of this

equity security requires us

to
make significant judgments

and estimates.

We base our estimates

on assumptions we

believe to be

reasonable but that

are unpredictable
and inherently uncertain. Refer

to Note 5

of our audited consolidated

financial statements regarding the

valuation inputs and

sensitivity
related to our investment in Cell C.

We used a discounted cash flow model to determine the fair value of our investment in Cell C as of June 30, 2021 and 2020,

and
valued Cell

C at

$0.0 (zero)

as of

each of

June 30,

2021 and

2020. We

changed certain

valuation assumptions

when preparing

our
December 31, 2020, valuation compared with our June 30, 2020, valuation and we have used these new valuation assumptions in our
June 30, 2021, valuation.

For the June 30, 2021, valuation, we incorporated the payments under the lease liabilities into the cash flow forecasts instead of

including the June 30,

2021, carrying value

in net debt and

assumed that the deferred

tax asset would be

utilized
over the forecast period instead of including the

fair value of the deferred tax asset as of June

30, 2020, in the valuation. For the June
30, 2020, valuation, we included the carrying value of the lease liabilities within net debt and included the June

30, 2020, fair value of
the   deferred   tax   asset   in   the   valuation.

We utilized

the latest approved business

plan provided by Cell C

management for the period

ended December 31, 2025, for

the
June 30,

2020 valuation

and the

period ended

December 31,

2024 for

the June

30, 2020

valuation, and

the following

key valuation
inputs were used:

Weighted Average

Cost of Capital:
Between 16% and 24% over the period of the forecast
Long-term growth rate: 3% (3% as of June 30, 2020)
Marketability discount: 10%
Minority discount: 15%
Net adjusted external debt - June 30, 2021:
(1)
ZAR 11.2 billion ($0.8 billion), no

lease liabilities included
Net adjusted external debt - June 30, 2020:
(2)
ZAR 15.8 billion ($0.9 billion), includes ZAR4.4 billion of lease liabilities
Deferred tax (incl, assessed tax losses) - June 30, 2020:
(2)
ZAR 2.9 billion ($167.3 million)

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2021.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2020.

We

believe the

Cell C

business plan

is reasonable

based on

the current

performance and

the expected

changes in

the business
model. Refer to the sensitivity analysis included

in Note 5 to our audited consolidated financial

statements related to our valuation of
Cell C as of June 30, 2021.

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

We

performed impairment assessments

during fiscal 2021

and 2020,

for certain of our

equity-accounted investments following
the

identification

of

certain

impairment

indicators.

The

results

of

our

impairment

tests

during

fiscal

2021

and

2020,

resulted

in
impairments

of $21.1

million and

$33.8

million,

respectively,

related

to our

equity-accounted

investments.

These impairments

are
discussed in Note 8 to our audited consolidated financial statements.

We did not identify any impairment indicators during fiscal 2019 and therefore did not recognize any impairment losses related to our equity-accounted investments during that year.

For fiscal 2021, in determining the fair value of certain of our equity-accounted investments, we have considered (i) for Finbond specifically,

as it is listed on the

Johannesburg Stock Exchange,

its market price as of the impairment

assessment date, adjusted for

a
liquidity

discount

of

15%,

and

(ii)

the

net

asset

value

of

the

equity-accounted

investment

being

assessed

as

a

proxy

of

fair

value
because reasonable cash flow forecasts were not available.

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

We

base our estimates on

assumptions we believe to

be reasonable but that

are unpredictable and inherently

uncertain. The fair
value of our investment in Finbond is sensitive to movements in its market price, which is quoted in ZAR, because we use the market price as the

basis of our

valuation. We

have no other

significant equity accounted

investments as of

June 30, 2021,

because we sold
our interest in Bank Frick in February 2021 and our interest in DNI in April 2020.

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

securities, we are required

to assess the

carrying value of these

equity securities
against their fair value. We did not identify any impairment indicators during each of fiscal 2021, 2020 and

2019 and therefore did not
recognize any impairment losses related to these equity securities during those years.

The determination of the fair value of an investment requires us to make significant judgments and estimates. We are required to base our estimates on assumptions which would believe

to be reasonable,

but these assumptions may be unpredictable and inherently
uncertain.

During the year

ended June 30,

2021, MobiKwik

entered into a

number of separate

agreements with new

shareholders to raise
additional capital

through the issuance

of additional

shares. Specifically,

we used the

following transactions

as the basis

for our fair
value

adjustments

to our

investment in

MobiKwik

during the

year

ended June

30, 2021:

(i) in

early November

2020, $135.54

per
share; March 2021, $170.33 per

share;

and June 2021, $245.50 per

share. We considered each of these transactions to

be an observable
price change in

an orderly transaction for

similar or identical equity

securities issued by MobiKwik.

Accordingly,

the carrying value
of our investment

in MobiKwik increased

from $27.0 million

as of June

30, 2020, to

$76.3 million as of

June 30, 2021.

The change
in the fair value

of MobiKwik for the

year ended June 30,

2021, of $49.3

million, is included in

the caption “Change in

fair value of
equity securities” in our audited consolidated statement of operations for the year ended June 30, 2021.

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

we are required to estimate

the fair value of goodwill that

is implied from a valuation of

the reporting unit to
which the goodwill

has been allocated

after deducting

the fair values of

all the identifiable

assets and liabilities

that form part

of the
reporting unit.

The determination

of the fair

value of a

reporting unit requires

us to make

significant judgments

and estimates. In

determining
the fair value of reporting units for fiscal 2021 and 2020,

we considered country and entity-specific growth rates, future expected cash flows

to

be

used

in

our

discounted

cash

flow

model,

and

the

weighted-average

cost

of

capital

applicable

to

peer

and

industry
comparables of the reporting units.

We base

our estimates on assumptions we

believe to be reasonable but

that are unpredictable

and
inherently uncertain. In addition, we make

judgments and assumptions in allocating assets

and liabilities to each of

our reporting units.

In determining the fair value of reporting

units in our previous fiscal years

to 2019,

we considered the EBITDA and the EBITDA
multiples applicable to

peer and industry

comparables of the reporting

units. We

based our estimates

on assumptions we

believed to
be reasonable but that are

unpredictable and inherently uncertain. In addition,

we made judgments and

assumptions in allocating assets
and liabilities to each of our reporting units.

The results of our impairment tests during fiscal 2021

indicated that the fair value of our reporting units exceeded their carrying
values and therefore our reporting units

were not at risk

of potential impairment. The results of

our impairment tests during fiscal

2020
indicated that the

fair value of

our reporting units

exceeded their carrying

values, with the

exception of the

$5.6 million of

goodwill
impaired during fiscal 2020, as discussed in Note 9 to our audited consolidated

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
As of

June

30,

2021,

we

do not

have

any

significant

intangible

assets, however,

this ba

lance

could

increase

following

a

business
combination.

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
and

ongoing

prudent

and

practicable

tax

planning

strategies

are

considered.

During

fiscal

2021,

2020

and

2019,

respectively,

we
recorded a net increase of $1.5 million, $13.4 million and $78.2 million to our valuation allowance. As of June 30, 2021 and 2020, the valuation allowance related to deferred tax assets was $118.8 and

$106.4 million, respectively.

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
on

historic

employee

behavior

under

similar

compensation

plans.

The

fair

value

of

stock

options

is

affected

by

the

assumptions
selected. The fair value calculation is especially sensitive to our valuation assumption with respect to expected volatility. For instance, a 5%

increase (to

67%) or

decrease (to

57%) in

the expected

volatility used

(of 62%)

to value

stock options

granted in

November
2020, would result in a charge that was 7% higher (if

67% were used) or 7% lower (if 57% were used). Net

stock-based compensation
expense from continuing operations was $0.3 million, $1.7 million and $0.4 million for fiscal 2021, 2020 and 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

We

maintain an allowance

for doubtful accounts

receivable related to

our Processing and Technology

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

as historical

bad debts,

current economic

trends and

changes in

our customer

payment patterns.

Additional allowances
may be

required should

the ability of

our customers

to make payments

when due deteriorate

s

in the

future. A

significant amount

of
judgment

is

required

to

assess

the

ultimate

recoverability

of

these

finance

loan

receivables,

including

ongoing

evaluation

of

the
creditworthiness of each customer.

Revenue – variation in transaction price following September 2019 Supreme Court ruling

In

fiscal

2019,

the

Supreme

Court

denied

our

appeal

and

we

have

recorded

a

liability

of

$34.0

million

as of

June

30,

2019,
c omprising   a   revenue   refund   of   $19.7   million   (ZAR   277.6   million),   and   other   expenses   totaling   $14.3   million   (ZAR   201.8   million).

Management considered a component of the $34.0

million to be refunded to SASSA, specifically the ZAR 277.6

million ($19.7
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

Recent accounting pronouncements not yet adopted as of June 30, 2021

Refer to Note 2

of our audited consolidated

financial statements for

a full description of

recent accounting pronouncements

not
yet adopted as of June 30, 2021, including the expected dates of adopti on and effects on financial condition, results of operations

and
cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 2 June 30,
2021 2020
2019
ZAR : $ average exchange rate

15.4146 15.6775 14.1926
Highest ZAR : $ rate during period

17.6866 19.0569 15.4335
Lowest ZAR : $ rate during period

13.4327 13.8973 13.1528
Rate at end of period

14.3010 17.3326 14.0840

Translation Exchange Rates

We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this data for the years ended June 30,

2021, 2020 and 2019,

vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 3 June 30,
2021 2020
2019
Income and expense items: $1 = ZAR

15.7162 17.5686 14.2688
Balance sheet items: $1 = ZAR

14.3010 17.3326 14.0840

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

A reconciliation between total

operating segment revenue and

revenue presented
in our audited consolidated financial statements is included in Note 20 to those statements.

We deconsolidated CPS from June

1, 2020 and

its results are

excluded from that

date. We disposed of our

South Korean operation
in the third quarter of

fiscal 2020 and it

has been presented as a discontinued

operation for fiscal 2020

and 2019. We

used the equity
method to account for DNI in fiscal 2020 and accounted

for DNI as a discontinued operation in fiscal 2019. We

disposed of FIHRST
during the second quarter of fiscal 2020 and its contribution to our reported results is excluded from December

1, 2019. Refer also to
Note 23,

Note 8 and Note 24 to the audited consolidated financial statements for additional information regarding these transactions.

We

analyze our

business and operations

in terms of

three inter-related

but independent operating

segments: (1) Processing,

(2)
Financial services and

(3) Technology.

In addition, corporate

and corporate office

activities that are

impracticable to ascribe directly
to   any   of   the   other   operating   segments,   as   well   as   any   inter - segment   eliminations,   are   included   in   Corporate/Eliminations .

Fiscal 2021 Compared to Fiscal 2020

The following factors had

a significant influence on

our results of

operations during fiscal 2021

as compared with

the same period
in the prior year:

●

Lower revenue:
Our revenues decreased

19% in ZAR primarily due to

fewer prepaid airtime and hardware

sales and lower
transaction and account fee revenue, which was partially offset by modestly higher lending and insurance revenue;

●

Ongoing operating

losses:
Operating

costs were

largely in

line with

the prior

period in

ZAR due

to the

largely fixed

cost
nature of the costs base. As a result, we continue to experience operating losses because of depressed revenues;

●

Non-cash increase in fair value of MobiKwik: We recorded a non-cash fair value gain during the year to date of fiscal 2021 of $49.3 million related to the change in fair value of MobiKwik; and
●

Foreign exchange movements:

The U.S. dollar

was

11% weaker

against the ZAR during

fiscal 2021, which

impacted our
reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 4 In U.S. Dollars
Year

ended June 30,
2021 2020
(R)(1)
(as restated) $ %

$ ’000 $ ’000 change
Revenue

130,786 144,299 (9%)
Cost of goods sold, IT processing, servicing and support

96,248 102,308 (6%)
Selling, general and administration

84,063 75,256 12%
Depreciation and amortization

4,347 4,647 (6%)
Impairment loss
- 6,336 nm
Operating loss
(53,872) (44,248) 22%
Change in fair value of equity securities
49,304 - nm
Loss on disposal of Bank Frick
472 - nm
Loss on disposal of equity-accounted investment
13 - nm
Gain on disposal of FIHRST
- 9,743 nm
Loss on disposal of DNI
- 1,010 nm
Loss on deconsolidation of CPS
- 7,148 nm
Termination

fee paid to cancel Bank Frick option
- 17,517 nm
Interest income

2,416 2,805 (14%)
Interest expense

2,982 7,641 (61%)
Net loss before tax
(5,619) (65,016) (91%)
Income tax expense
7,560 2,656 185%
Net loss before loss from equity-accounted investments

(13,179) (67,672) (81%)
Loss from equity-accounted investments

(24,878) (29,542) (16%)
Net loss from continuing operations
(38,057) (97,214) (61%)
Net income from discontinued operations
- 6,402 nm
Gain from disposal of discontinued operations, net of tax
- 12,454 nm
Net loss
(38,057) (78,358) (51%)
Net (loss) income attributable to us

(38,057) (78,358) (51%)
Continuing

(38,057) (97,214) (61%)
Discontinued

- 18,856 nm

(R) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.
(1) Refer to Note 24 to the audited consolidated financial statements for discontinued operations disclosures.

Table 5 In South African Rand
Year

ended June 30,
2021 2020
(R)(1)
(as restated) ZAR %

ZAR ’000 ZAR ’000 change
Revenue

2,055,459 2,535,131 (19%)
Cost of goods sold, IT processing, servicing and support

1,512,653 1,797,408 (16%)
Selling, general and administration

1,321,151 1,322,142 (0%)
Depreciation and amortization

68,318 81,641 (16%)
Impairment loss
- 111,315 nm
Operating loss
(846,663) (777,375) 9%
Change in fair value of equity securities
774,872 - nm
Loss on disposal of Bank Frick
7,418 - nm
Loss on disposal of equity-accounted investment
204 - nm
Gain on disposal of FIHRST
- 171,171 nm
Loss on disposal of DNI
- 17,744 nm
Loss on deconsolidation of CPS
- 125,580 nm
Termination

fee paid to cancel Bank Frick option
- 307,749 nm
Interest income

37,970 49,280 (23%)
Interest expense

46,866 134,242 (65%)
Net loss before tax
(88,309) (1,142,239) (92%)
Income tax expense
118,814 46,662 155%
Net loss before loss from equity-accounted investments

(207,123) (1,188,901) (83%)
Loss from equity-accounted investments

(390,988) (519,012) (25%)
Net loss from continuing operations
(598,111) (1,707,913) (65%)
Net income from discontinued operations
- 112,474 nm
Gain from disposal of discontinued operations, net of tax
- 218,799 nm
Net loss
(598,111) (1,376,640) (57%)
Net (loss) income attributable to us

(598,111) (1,376,640) (57%)
Continuing

(598,111) (1,707,913) (65%)
Discontinued

- 331,273 nm

(R) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement.
(1)

Refer to Note 24 to the audited consolidated financial statements for discontinued operations disclosures.

The decrease

in revenue

was primarily

due to

fewer prepaid

airtime and

hardware sales

and lower

transaction and

account fee
revenue, which was partially offset by modestly higher

lending and insurance revenue.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to lower cost of prepaid airtime

sales,
which was partially offset by higher costs related to transaction fees and an increase in insurance-related claims experience.

In ZAR,

the decrease

in selling,

general and

administration expense

was primarily

due to the

impact of

currency weakness

($/
ZAR) on U.S.

dollar-denominated expenses measured in ZAR

and lower stock-based compensation

charges,

which was partially

offset
by the

year-over-year

impact

of inflationary

increases on

employee-related

expenses, and

allowances

for doubtful

loans receivable
from equity-accounted investments created during fiscal 2021.

Depreciation

and amortization

decreased

primarily

due to

lower overall

depreciation

related to

tangible assets

that were

fully
depreciated during the year to date of fiscal 2021.

During fiscal 2020, we recorded

an impairment loss of $5.6

million related to the

impairment of a portion of

our EasyPay business
unit’s

allocated goodwill

and a $0.7

million impairment

loss related to

our Maltese e-money

license. Refer to

Note 9 of

our audited
consolidated financial statements for additional information regarding these impairment losses.

Our

operating

loss margin

for

fiscal

2021

and

2020

was

(41.2%)

and

(30.7%),

respectively.

We

discuss

the

components

of
operating (loss) income margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during fiscal 2021 represents a non-cash fair value gain related to MobiKwik. There was no

change in

the fair

value of

equity securities

during fiscal

2020. We

continue to

carry our

investment in

Cell C

at $0

(zero).
Refer to Note 8 to

our audited consolidated financial

statements for the methodology

and inputs used in the

fair value calculation for
MobiKwik   and   Note   5   for   the   methodology   and   inputs   used   in   the   fair   value   calculation   for   Cell   C.

We

recorded

a

loss

of

$0.5

million

related

to

the

disposal

of

Bank

Frick

during

fiscal

2021,

refer

to

Note

8

to

our

audited
consolidated financial statements for additional information regarding this transaction.

We

recorded a

gain of

$9.7 million

related to

the disposal

of FIHRST

during fiscal

2020, which

was partially

offset by

a $1.0
million loss on

the disposal of

our remaining

interest in DNI

and a $7.1

million loss on

the deconsolidation

of CPS. We

also paid a
termination fee of $17.5 million in respect of our decision not to exercise our option to acquire control of Bank Frick

Interest on surplus cash decreased to $2.4 million (ZAR

38.0 million) from $2.8 million (ZAR 49.3 million),

due primarily to the
higher average daily

cash balances following

the increase in

our cash reserves

as a result

of the disposal

of certain business

in fiscal
2020, which was more than offset by lower rates of interest earned on surplus cash.

Interest expense

decreased to

$3.0 million

(ZAR 46.9

million) from

$7.6 million

(ZAR 134.2

million), primarily

as a result

of
lower borrowings,

a reduction

in South

African interest

rates and

lower utilization

of our

ATM

facilities because

we used

our cash
reserves to fund our ATMs.

Fiscal 2021 tax expense was $7.6 million (ZAR 118.8 million) compared to $2.7 million (ZAR 46.7 million) in fiscal 2020.

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

Fiscal 2020

tax expense

was $2.7

million (ZAR

46.7 million)

compared to

$(5.1) million

(ZAR (72.4)

million) in

fiscal 2019.
Our effective tax rate for fiscal 2020,

was impacted by the tax-neutral disposals of FIHRST

and DNI, the tax-neutral deconsolidation
of CPS,

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

The disposal of certain of our equity-accounted investments in the last two fiscal years, as well as a number of impairments, has
adversely impacted the comparability of our loss from equity-accounted investments. We disposed of our investment in Bank Frick in fiscal

2021

and

disposed

of

our

investment

in

DNI

in

fiscal

2020.

The

largest

impairment

recorded

in

fiscal

2021

related

to

our
investment in Finbond

following a slow-down

in its business activity

and lower traded

share price. The

largest impairment recorded
in fiscal

2020 related

to our investment

in Bank

Frick following

our decision

not to

exercise our

option to

take control

of the

bank.
Refer to Note

8 to

our audited

consolidated financial statements

for additional information

regarding our equity-accounted

investments,
including disclosure

regarding the disposals

and impairments. Finbond

is listed on

the Johannesburg

Stock Exchange and

reports its
six-month

results

during

our

first

half

and

its

annual

results

during

our

fourth

quarter.

The

table

below

presents

the

relative

loss
(earnings) from our equity accounted investments:

Table 6
Year

ended June 30,
2021 2020 $ %
$ ’000 $ ’000 change
Bank Frick 1,156 (17,273) nm
Share of net income

1,156 1,421 (19%)
Amortization of intangible assets, net of deferred tax

- (433) nm
Impairment - (18,261) nm
Finbond (22,009) 1,840 nm
Share of net (loss) income

(4,359) 1,840 nm
Impairment (17,650) - nm
DNI

- (9,744) nm
Share of net income

- 4,676 nm
Amortization of intangible assets, net of deferred tax

- (1,350) nm
Impairment - (13,070) nm
Other (4,025) (4,365) (8%)
Share of net loss (531) (1,865) (72%)
Impairment (3,494) (2,500) 40%
Total

loss from equity-accounted investment
(24,878) (29,542) (16%)

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 7 In U.S. Dollars
(R)
Year

ended June 30,
2021 2020
% of (as restated) % of %
Operating Segment $ ’000 total $ ’000 total change
Revenue:
Processing 82,435 63% 91,786 64% (10%)
IPG 1,693 1% 3,310 2% (49%)
All other 80,742 62% 88,476 62% (9%)
Financial services 38,996 30% 46,870 32% (17%)
Technology 17,751 14% 18,071 13% (2%)
Subtotal: Operating segments

139,182 106% 156,727 109% (11%)
Corporate/Eliminations

(8,396) (6%) (12,428) (9%) (32%)
Consolidated revenue

130,786 100% 144,299 100% (9%)
Operating (loss) income:
Processing (34,283) 64% (33,836) 76% 1%
IPG (10,727) 20% (12,348) 28% (13%)
All other (23,556) 44% (21,488) 48% 10%
Financial services (8,429) 16% (3,621) 8% 133%
Technology 2,627 (5%) 2,815 (6%) (7%)
Subtotal: Operating segments

(40,085) 74% (34,642) 78% 16%
Corporate/eliminations

(13,787) 26% (9,606) 22% 44%
Consolidated operating loss (53,872) 100% (44,248) 100% 22%

(R) Consolidated revenue-Processing-All others for fiscal 2020 has been restated for the error described in 1 to the audited consolidated financial statements.
There was no impact on operating loss as a result

of the restatement.

Table 8 In South African Rand
(R)
Year

ended June 30,
2021 2020
% of (as restated) % of %
Operating Segment ZAR ’000 total ZAR ’000 total change
Revenue:
Processing 1,295,565 63% 1,612,552 64% (20%)
IPG 26,608 1% 58,153 2% (54%)
All other 1,268,957 62% 1,554,399 62% (18%)
Financial services 612,869 30% 823,440 32% (26%)
Technology 278,978 14% 317,482 13% (12%)
Subtotal: Operating segments

2,187,412 106% 2,753,474 109% (21%)
Corporate/Eliminations

(131,953) (6%) (218,343) (9%) (40%)
Consolidated revenue

2,055,459 100% 2,535,131 100% (19%)
Operating (loss) income:
Processing (538,798) 64% (594,451) 76% (9%)
IPG (168,587) 20% (216,937) 28% (22%)
All other (370,211) 44% (377,514) 48% (2%)
Financial services (132,472) 16% (63,616) 8% 108%
Technology 41,286 (5%) 49,456 (6%) (17%)
Subtotal: Operating segments

(629,984) 74% (608,611) 78% 4%
Corporate/eliminations

(216,679) 26% (168,764) 22% 28%
Consolidated operating loss (846,663) 100% (777,375) 100% 9%

(R) Consolidated revenue-Processing-All others for fiscal 2020 has been restated for the error described in 1 to the audited consolidated financial statements.
There was no impact on operating loss as a result

of the restatement.

Processing

Excluding IPG,

segment revenue

decreased primarily

due to

fewer prepaid

airtime sales

and lower

volume-driven transaction
fees. Excluding

IPG, Processing

operating loss

has been

impacted by

lower revenue

and by

an increase

in transaction-based

costs.
Operating

loss for

fiscal

2020 includes

a $1.3

million

inventory

write-down

related

to prepaid

airtime

inventory.

Fiscal 2020

also
includes the impact of the

$5.6 million EasyPay goodwill impairment

loss. IPG incurred an

operating loss but is

in the process of

being
closed down.

Our operating

loss margin

for fiscal 2021

and 2020 was

(41.6%) and

(36.9%),

respectively.

Our operating

loss and operating
loss margin for fiscal 2020 excluding the goodwill impairment of $5.6 million was $26.9 million and

(25.4%), respectively.

Financial services

Segment revenue

decreased due

to lower

account fee

revenue, whilst

lending and

insurance revenues

were moderately

higher
compared

to the

prior period.

The segment

incurred an

operating loss

compared

with fiscal

2020 primarily

due to

the reduction

in
account fee revenue as well as higher employee-related costs and an increase in insurance claims experience.

Our operating loss margin for fiscal 2021 and 2020 was

(21.6%) and

(7.7%),

respectively.

Technology

Segment revenue decreased due to fewer hardware sales compared with fiscal 2021. Operating income for fiscal

2021 was lower
than fiscal 2020 due lower revenues, however,

margins on the sale of various product lines have remained consistent year over year.

Our operating income margin for the Technology

segment was

14.8% and

15.6% during fiscal 2021 and 2020, respectively.

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

Our corporate expenses increased

primarily due to allowances for

doubtful loans receivable from

equity-accounted investments
created during

fiscal 2021,

higher legal

fees, and

foreign exchange

losses, which

were partially

offset

by lower

audit fees

in fiscal
2021 and an unrealized foreign exchange gain recognized in fiscal 2020.

Fiscal 2020 Compared to Fiscal 2019

The following factors had

a significant influence on

our results of

operations during fiscal 2020

as compared with

the same period
in the prior year:

●

Decline in revenue:
Excluding the impact

of the 2019

SASSA implementation

fee reversal, our

revenues declined

11% in
ZAR primarily due to

the expiration of our

SASSA contract, the decline

in EPE account numbers

driven by SASSA’s

auto-
migration of accounts

to SAPO, a reduction

in EPE-related financial

and value-added services and

transaction fees due to

a
smaller customer

base, and

the impact

of the

pandemic, which

was partially

offset by

higher terminal

and prepaid

airtime
sales;
●

Ongoing operating losses:
We continue to experience operating

losses primarily in

South Africa as

a result

of lower revenues,
coupled with a high fixed-cost infrastructure, despite a significant reduction in this cost base over the last two years.

We also
recorded impairment losses of $6.3 million and $14.4 million,

during fiscal 2020 and 2019, respectively;

●

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
●

Corporate transactions:
In fiscal

2020 we

recorded a

gain of

$9.7 million

related to

the disposal

of FIHRST

in December
2019, which

was partially

offset by

a $1.0 million

loss on

the disposal of

our remaining

interest in

DNI and a

$7.1 million
loss on the deconsolidation of CPS. We also paid a termination fee of $17.5 million in respect of our decision not to exercise our option to acquire control of Bank Frick. In fiscal 2019, we recorded a fair value adjustment loss of $167.5 million related
to our investment in Cell C equity and a $12.8 million impairment of our Cedar

Cellular note; and
●

Adverse foreign exchange

movements:

The U.S. dollar

appreciated

23% against the

ZAR compared to

the same period

in
fiscal   2019,   which   adversely   impacted   our   reported   results .

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 9 In U.S. Dollars
Year

ended June 30,
2020
(R)(1)
2019
(R)(1)
(as restated) (as restated) $ %

$ ’000 $ ’000 change
Revenue

144,299 160,635 (10%)
Cost of goods sold, IT processing, servicing and support

102,308 124,104 (18%)
Selling, general and administration

75,256 144,920 (48%)
Depreciation and amortization

4,647 12,103 (62%)
Impairment loss
6,336 14,440 (56%)
Operating loss
(44,248) (134,932) (67%)
Change in fair value of equity securities
- (167,459) nm
Gain on disposal of FIHRST
9,743 - nm
(Loss) Gain on disposal of DNI
(1,010) 177 nm
Loss on deconsolidation of CPS
7,148 - nm
Termination

fee paid to cancel Bank Frick option
17,517 - nm
Interest income

2,805 5,424 (48%)
Interest expense

7,641 9,860 (23%)
Impairment of Cedar Cellular note
- 12,793 nm
Loss before income tax expense (benefit)

(65,016) (319,443) (80%)
Income tax expense (benefit)

2,656 (5,072) nm
Net loss before (loss) earnings from equity-accounted investments

(67,672) (314,371) (78%)
(Loss) Earnings from equity-accounted investments

(29,542) 1,258 nm
Net loss from continuing operations
(97,214) (313,113) (69%)
Net income from discontinued operations
6,402 13,630 (53%)
Gain (Loss) from disposal of discontinued operations, net of tax
12,454 (9,175) nm
Net loss
(78,358) (308,658)
Less (Add) net income (loss) attributable to non-controlling interest

- 2,349 nm
Continuing

- (1,352) nm
Discontinued

- 3,701 nm
Net (loss) income attributable to us

(78,358) (311,007) (75%)
Continuing

(97,214) (311,761) (69%)
Discontinued

18,856 754 2,401%

(R) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement. There was no impact on operating
loss as a result of the restatement.
(1)

Refer to Note 24 to the audited consolidated financial statements for discontinued operations disclosures.

Table 10
In South African Rand
(US GAAP)
Year

ended June 30,
2020
(R)(1)
2019
(R)(1)
(as restated) (as restated) ZAR %

ZAR ’000 ZAR ’000 change
Revenue

2,535,131 2,292,181 11%
Cost of goods sold, IT processing, servicing and support

1,797,408 1,770,902 1%
Selling, general and administration

1,322,142 2,067,935 (36%)
Depreciation and amortization

81,641 172,704 (53%)
Impairment loss
111,315 206,052 (46%)
Operating loss
(777,375) (1,925,412) (60%)
Change in fair value of equity securities
- (2,389,556) nm
Gain on disposal of FIHRST
171,171 - nm
(Loss) Gain on disposal of DNI
(17,744) 2,526 nm
Loss on deconsolidation of CPS
125,580 - nm
Termination

fee paid to cancel Bank Frick option
307,749 - nm
Interest income

49,280 77,398 (36%)
Interest expense

134,242 140,697 (5%)
Impairment of Cedar Cellular note
- 182,550 nm
Loss before income tax expense (benefit)

(1,142,239) (4,558,291) (75%)
Income tax expense (benefit)

46,662 (72,375) nm
Net loss before (loss) earnings from equity-accounted investments

(1,188,901) (4,485,916) (73%)
(Loss) Earnings from equity-accounted investments

(519,012) 17,951 nm
Net loss from continuing operations
(1,707,913) (4,467,965) (62%)
Net income from discontinued operations
112,474 194,493 (42%)
Gain (Loss) from disposal of discontinued operations, net of tax
218,799 (130,923) nm
Net loss
(1,376,640) (4,404,395)
Less (Add) net income (loss) attributable to non-controlling interest

- 33,519 nm
Continuing

- (19,292) nm
Discontinued

- 52,811 nm
Net (loss) income attributable to us

(1,376,640) (4,437,914) (69%)
Continuing

(1,707,913) (4,448,673) (62%)
Discontinued

331,273 10,759 2,979%

(R) Refer to Note 1 to the audited consolidated financial statements for additional information regarding the restatement. There was no impact on operating
loss as a result of the restatement.
(1)

Refer to Note 24 to the audited consolidated financial statements for discontinued operations disclosures.

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
million primarily

related to

the impairment

of goodwill

recognized pursuant

to the

2004 Aplitec

transaction. Refer

to Note

9 of

our
audited   consolidated   financial   statements   for   additional   information   regarding   thes e   impairment   losses.

Our

operating

loss margin

for fiscal

2020

and 2019

was

(30.7%)

and

(84.0%), respectively.

We

discuss the

components

of
operating (loss) income margin under “—Results of operations by operating segment.”

The change in fair value of

equity securities represents a non-cash

fair value adjustment loss related

to Cell C of $167.5 million
during fiscal 2019. The

fiscal 2019 adjustment was caused

by the challenges faced

by Cell C’s

business at that time.

Refer to Note 5
of our audited consolidated financial statements for the methodology and inputs used in the fair value calculation.

We

recorded a

gain of

$9.7 million

related to

the disposal

of FIHRST

during fiscal

2020, which

was partially

offset by

a $1.0
million loss on

the disposal of

our remaining

interest in DNI

and a $7.1

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

Interest expense decreased to $7.6 million (ZAR 134.2 million from $9.9 million (ZAR 140.7 million), due to a reduction in our
long-term South African

debt, which

was partially offset

by interest

expense related to

cash borrowed to

stock our

ATMs and utilization
of our overdraft facilities.

During fiscal 2019, we recorded an impairment loss of $12.8 million related to our Cedar Cellular note as discussed in Note

8

of
our audited consolidated financial statements.

Fiscal 2020

tax expense

was $2.7

million (ZAR

46.7 million)

compared to

$(5.1) million

(ZAR (72.4)

million) in

fiscal 2019.
Our effective tax rate for fiscal 2020,

was impacted by the tax-neutral disposals of FIHRST

and DNI, the tax-neutral deconsolidation
of CPS,

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

Our effective tax rate

for fiscal 2019

was adversely impacted

by the valuation allowances

created related to

the deferred tax

assets
recognized in respect of net operating losses incurred by

our South African businesses, the non-deductible impairment losses, the

DNI
disposal gain, and other

non-deductible expenses, including transaction

-related expenditure and non-deductible

interest on our South
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

result
of the decrease in the carrying

value of Cell C to

below the initial cost. In

addition, the June 30, 2019, carrying

value of our investment
in Cell C is less than its

initial cost which results

in a capital gains tax benefit for

tax purposes. However,

we do not expect to realize
any significant capital gains

in the foreseeable future and

have provided a valuation allowance

of $31.7 million related to this

capital
gains   tax   benefit   deferred   tax   asset.

DNI was accounted for using the equity method during fiscal 2020. The accounting for DNI as a discontinued operation in fiscal
2019,

as well

as a

number

of impairments,

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

Table 11
Year

ended June 30,
2020 2019
$ ’000 $ ’000 $ % change
Bank Frick (17,273) (1,542) 1,020%
Share of net income

1,421 1,109 28%
Amortization of intangible assets, net of deferred tax

(433) (567) (24%)
Impairment (18,261) - nm
Other - (2,084) nm
DNI

(9,744) 865 nm
Share of net income

4,676 1,380 239%
Amortization of intangible assets, net of deferred tax

(1,350) (515) 162%
Impairment (13,070) - nm
Finbond 1,840 2,619 (30%)
Other (4,365) (684) 538%
Share of net loss (1,865) (684) 173%
Impairment (2,500) - nm
Total

(loss) earnings from equity-accounted investments
(29,542) 1,258 nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 12 In U.S. Dollars
(R)
Year

ended June 30,
2020 2019
(as restated) % of (as restated) % of %
Operating Segment $ ’000 total $ ’000 total change
Revenue:
Processing 91,786 64% 118,088 74% (22%)
IPG 3,310 2% 8,157 5% (59%)
All other 88,476 61% 109,931 68% (20%)
Financial services 46,870 32% 57,034 36% (18%)
Technology 18,071 13% 20,115 13% (10%)
Subtotal: Operating segments

156,727 172% 195,237 196% (20%)
Corporate/Eliminations

(12,428) (72%) (34,602) (96%) (64%)
Consolidated revenue

144,299 100% 160,635 100% (10%)
Operating (loss) income:
Processing (33,836) 76% (51,575) 38% (34%)
IPG (12,348) 28% (16,101) 12% (23%)
All other (21,488) 49% (35,474) 26% (39%)
Financial services (3,621) 8% (30,068) 22% (88%)
Technology 2,815 (6%) (5,294) 4% nm
Subtotal: Operating segments

(34,642) 155% (86,937) 102% (60%)
Corporate/eliminations

(9,606) (55%) (47,995) (2%) (80%)
Consolidated operating loss (44,248) 100% (134,932) 100% (67%)

(R) Consolidated

revenue-Processing-All others for

fiscal 2020

and 2019

has been

restated for

the error

described in

1 to

the audited

consolidated financial
statements.   There   was   no   impact   on   operating   loss   as   a   result   of   the   restatement.

Table 13 In South African Rand
(R)
Year

ended June 30,
2020 2019
(as restated) % of (as restated) % of %
Operating Segment $ ’000 total $ ’000 total change
Revenue:
Processing 1,612,552 64% 1,685,057 74% (4%)
IPG 58,153 2% 116,397 5% (50%)
All other 1,554,399 62% 1,568,660 69% (1%)
Financial services 823,440 32% 813,846 36% 1%
Technology 317,482 13% 287,031 13% 11%
Subtotal: Operating segments

2,753,474 109% 2,785,934 122% (1%)
Corporate/Eliminations

(218,343) (9%) (493,753) (22%) (56%)
Consolidated revenue

2,535,131 100% 2,292,181 100% 11%
Operating (loss) income:
Processing (594,451) 76% (735,949) 38% (19%)
IPG (216,937) 28% (229,753) 12% (6%)
All other (377,514) 48% (506,196) 26% (25%)
Financial services (63,616) 8% (429,055) 22% (85%)
Technology 49,456 (6%) (75,543) 4% nm
Subtotal: Operating segments

(608,611) 78% (1,240,547) 64% (51%)
Corporate/eliminations

(168,764) 22% (684,865) 36% (75%)
Consolidated operating loss (777,375) 100% (1,925,412) 100% (60%)

(R) Consolidated

revenue-Processing-All others for

fiscal 2020

and 2019

has been

restated for

the error

described in

1 to

the audited

consolidated financial
statements. There was no impact on operating loss as a result of the restatement.

Processing

The decrease

in segment

revenue was

primarily due

to the

substantial decrease

in the

number of

SASSA grant

recipients paid
under our

SASSA contract

as the

contract expired

at the

end of

the first

quarter of

fiscal 2019

and the

significant reduction

in the
number of SASSA

grant recipients with

SASSA-branded cards

linked to Grindrod

bank accounts as

well as a

lower number of

EPE
accounts.

These decreases were partially offset by higher transaction revenue as a result of increased usage of our ATMs and EasyPay
and

higher

prepaid

airtime

sales. The

reduction

in

the

operating

loss reflects

the

cost

reductions

that

occurred

during

fiscal

2020.
Operating

loss for

fiscal

2020 included

a

$5.6 million

impairment

loss.

for

Operating

loss for

fiscal

2019 included

a $1.1

million
impairment loss and retrenchment costs of $4.7 million (ZAR 65.9 million).

Our operating

loss margin

for fiscal 2020

and 2019 was

(36.9%) and

(43.7%),

respectively.

Our operating

loss and operating
loss margin for fiscal

2020 excluding the goodwill

impairment of $5.6 million

was $26.9 million

and

(25.4%), respectively. Excluding
the impairment losses of $8.2 million and restructuring costs of $4.7 million, the segment operating loss and operating loss margin for
fiscal 2019 were $38.7 million and

(25.4%), respectively.

Financial services

Segment

revenue

for

fiscal

2020

decreased

due

to

lower

account

fee,

lending

and

insurance

revenues

compared

to

the

prior
period. Fiscal 2019

includes an allowance

for doubtful finance

loans receivable of

$23.4 million recognized

in the second quarter

of
fiscal 2019, restructuring costs of $1.6 million and expenses incurred to maintain and expand our financial service infrastructure.

Our operating loss margin for fiscal 2020 and 2019 was

(7.7%) and

(52.7%), respectively.

Technology

Segment revenue decreased

primarily due to

fewer prepaid airtime

and value-added services

sales. However,

operating income
for fiscal 2020 improved compared with fiscal 2019 due to improved margins on the sale of various product lines within the segment.
Operating loss for this operating segment for fiscal 2019 included and impairment loss of $6.2 million.

Our

operating

income

(loss)

margin

for

the

Technology

segment

was

15.6%

and

(26.3%)

during

fiscal

2020

and

2019,
respectively.

Excluding the

impairment loss

of $6.2

million,

the segment

operating income

and operating

income margin

for fiscal
2019   were   $1.0   million   and     4.7% ,   respectively.

Corporate/Eliminations

Our corporate

expenses increased

primarily due

to the

accrual of

$14.3 million

related to

the September

2019 Supreme

Court
ruling,

a

$5.3

million

impairment

loss

as

well

as

higher

acquired

intangible

asset

amortization,

non-employee

director

expenses,
tran saction - related   expenditures   and   external   service   provider   fees,   and   were   partially   offset   by   the   reversal   of   stock - based
compensation charges of $1.9 million related to forfeiture of awards. Corporate/ Eliminations for fiscal 2019, also includes the impact
of the reversal of revenue related to the September 2019 Supreme Court ruling.

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

Table 14 Fiscal 2020
(R)
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

(2,421) (3,912) (1,062) (2,211) (9,606)
Total

(6,436) (10,420) (14,212) (13,180) (44,248)
Income and expense items: $1 = ZAR 14.7520 14.6022 15.3667 17.2810 17.5686

(R) Revenues-Processing-All others has been restated

for the error described in Note 1

to the audited consolidated financial statements.

There was no impact on
operating   loss   as   a   result   of   the   restatement.

Table 15 Fiscal 2019
(R)
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

(4,492) (3,175) (4,032) (36,296) (47,995)
Total

(7,335) (51,465) (23,776) (52,356) (134,932)
Income and expense items: $1 = ZAR 14.8587 14.3236 14.1703 14.2884 14.2695

(R) Revenues-Processing-All others has been restated

for the error described in Note 1

to the audited consolidated financial statements.

There was no impact on
operating loss as a result of the restatement.

Liquidity and Capital Resources

At June

30,

2021, our

cash and

cash equivalents

were $198.6

million

and comprised

of U.S.

dollar-denominated

balances of
$169.8 million, ZAR-denominated balances of ZAR 0.4 billion ($26.5 million), and other currency deposits, primarily Botswana

pula,
of $2.3 million, all amounts translated at exchange rates

applicable as of June 30, 2021. The

decrease in our unrestricted cash balances
from June 30, 2020, was primarily due to the payment of Federal income taxes, weak trading activities and an increase in our lending
book, which was partially offset by the receipt of the outstanding proceeds related to the sale of our South Korean business, receipt of proceeds related to the disposal of

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

Available short-term

borrowings

Summarized below are our short-term facilities available and utilized as of June 30, 2021:

Table 16
RMB Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities available, comprising:
Overdraft restricted as to use
(1)
83,910 1,200,000 17,481 250,000
Total overdraft 83,910 1,200,000 17,481 250,000
Indirect and derivative facilities
(2)
- - 10,947 156,556
Total

short-term facilities available
83,910 1,200,000 28,428 406,556
Utilized short-term facilities:
Overdraft restricted as to use
(1)
14,245 203,726 - -
Indirect and derivative facilities
(2)
- - 10,947 156,556
RMB interest rate, based on South African prime rate - 7.00% - -
Interest rate, based on South African prime rate less 1.15% - - - 5.85%

(1) Overdraft may only be used to fund mobile ATMs

and upon utilization is considered restricted cash.
(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support
guarantees issued by Nedbank to various third parties on our behalf.

Restricted cash

We

have

credit facilities

with RMB

and

Nedbank

in order

to access

cash to

fund our

ATMs

in South

Africa. Our

cash, cash
equivalents and restricted

cash presented in our

audited consolidated statement

of cash flows as of

June 30, 2021, includes

restricted
cash of approximately $25.2 million related to cash withdrawn from our various debt facilities to fund ATMs.

This cash may only be
used to

fund ATMs

and

is considered

restricted

as to

use and

therefore is

classified as

restricted

cash on

our audited

consolidated
balance sheet.

We

have also

entered into

cession and

pledge agreements

with Nedbank

related to

certain of

our Nedbank

credit facilities

and
we have ceded

and pledged certain

bank accounts to

Nedbank. The funds

included in these bank

accounts are restricted

as they may
not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our audited
consolidated statement of cash flows as of June 30, 2021,

includes restricted cash of approximately $10.9 million that has been ceded and pledged.

Cash flows from operating activities

Net cash used in operating activities during fiscal 2021 was $58.4 million (ZAR 917.4 million) compared to $46.0 million (ZAR
808.9 million) during fiscal

2020. Excluding the impact

of income taxes, our cash

used in operating activities during

the year to date
of fiscal 2021 was impacted by

the cash losses incurred by the

majority of our continuing operations and the

payment of a $3.6 million
settlement (refer

to Note 8).

Our net cash

used in operating

activities during

the year to

date of fiscal

2020 includes the

contribution
from our South Korean operations for eight months of $14.6 million (refer to

Note 24).

Net cash used in operating

activities during fiscal 2020 was $46.0

million (ZAR 808.9 million) compared

to $4.5 million (ZAR
63.6 million)

generated during

fiscal 2019.

The change

is primarily

due to

weaker trading

activity during

fiscal 2020

compared

to
2019, the payment of $17.5 million termination fee to cancel our Bank Frick option, as well as the purchase of Cell C prepaid airtime
that is subject to sale restrictions,

which was partially offset by the

net unwind in our lending book following

the temporary COVID-
19 restrictions imposed on our lending activities in the latter half of fiscal 2020.

During fiscal 2021,

we made our first

provisional South African

tax payment of

$0.9 million (ZAR 12.7

million) related to our
2021 tax year. During fiscal 2021,

we also made our second provisional South African tax payment of $0.2 million (ZAR 2.9 million)
related to our

2021 tax year

and made an additional

tax payment of

$0.2 million (ZAR 3.4

million) related to

our 2020 tax year.

We
also paid taxes totaling $15.4 million in other tax jurisdictions, primarily in the U.S.

During fiscal 2020,

we made our first

provisional South African

tax payment of

$0.8 million (ZAR 11.9

million) related to our
2020 tax year. During fiscal 2020,

we also made our second provisional South African tax payment of $0.5 million (ZAR 8.0 million)
related to our 2020 tax year and made an additional

tax payment of $0.8 million (ZAR 11.6

million) related to our 2019 tax year.

We
also   paid   taxes   totaling   $4.3   million   in   other   tax   jurisdictions,   primarily   South   Korea.

During fiscal 2019,

we made our first

provisional South African

tax payment of

$6.5 million (ZAR 92.0

million) related to our
2019 tax year. During fiscal 2019,

we also made our

second provisional South African tax

payment of $0.8 million

(ZAR 11.0 million)
related to

our 2019

tax year and

made an

additional tax payment

of $1.4 million

(ZAR 20.9 million)

related to our

2018 tax year

in
South Africa. We

also paid taxes totaling $4.7 million in other tax jurisdictions, primarily South

Korea.

Taxes paid during

fiscal 2021, 2020 and 2019 were as follows:

Table 17
Year

ended June 30,
2021 2020 2019
2021 2020 2019
$ $ $
ZAR ZAR ZAR
‘000 ‘000 ‘000 ‘000 ‘000 ‘000
First provisional payments

853 825 6,450 12,680 11,934 91,994
Second provisional payments

209 470 752 2,907 8,038 10,952
Taxation paid related

to prior years

205 782 1,426 3,423 11,620 20,880
Tax refund received (13) (1,339) (254) (225) (19,245) (3,864)
Total South African

taxes paid

1,254 738 8,374 18,785 12,347 119,962
Foreign taxes paid 15,354 4,263 4,736 256,616 62,302 66,519
Total

tax paid

16,608 5,001 13,110 275,401 74,649 186,481

We do not expect to make any additional provisional income tax payments in South Africa related to our 2021 tax year in the first
quarter of fiscal 2022.

Cash flows from investing activities

Cash used in investing activities for fiscal 2021 included

capital expenditures of $4.3 million (ZAR 67.3 million), primarily due to the

acquisition of

motor vehicles,

which largely

comprises a

fleet of

customized mobile

ATMs

used to

deliver a

service to

rural
communities, computer equipment and leasehold

improvements in South Africa. In February 2021, we disposed

of our investment in
Bank Frick and received $18.6 million of the $30.0 million sales proceeds, the remainder of which will be received in fiscal 2022 and
2023.

We

received $20.1

million

in September

2020 related

to the

sale of

our South

Korean business

in fiscal

2020 following

the
successful refund

application of

the amounts

withheld and paid

to the South

Korean tax authorities

pursuant to

that transaction.

We
received $6.0 due on the deferred sale proceeds related to fiscal 2020 sale of DNI, which has now been paid in full. We also extended
loan funding of $1.0 million to V2 and $0.2 million to Revix.

During fiscal

2020,

we paid approximately

$5.9 million (ZAR

104.3 million),

related to capital

expenditures, primarily

related
to the acquisition of

ATMs

and computer equipment

in South Africa, leasehold

improvements in Malta and

processing equipment in
South Korea to maintain operations. During fiscal 2020, we received a net $192.6 million from the sale of our

South Korean business,
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

Cash flows from financing activities

During fiscal 2021, we utilized approximately $360.1

million from our South African overdraft facilities to fund

our ATMs

and
repaid $365.4 million of these facilities.

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

also paid dividends
of   approximately   $4.1   million   to   certain   of   our   non - controlling   interests,   principally   in   DNI.

Contractual Obligations

The following table sets forth our contractual obligations as of June

30, 2021:

Table 18 Payments due by Period, as of June 30, 2021 (in $ ’000s)
Total
Less than 1
year 2-3 years 3-5 years Thereafter
Short-term credit facilities for ATM

funding
(A)
14,245 14,245 - - -
Operating lease liabilities, including imputed interest
(B)
5,187 3,117 1,870 200 -
Purchase obligations
2,463 2,463 - - -
Capital commitments
315 315 - - -
Other long-term obligations reflected on our balance
sheet
(C)(D)
2,576 - - - 2,576
Total
24,786 20,140 1,870 200 2,576

(A)

– Refer to Note 11 to our audited consolidated financial

statements.
(B)

– Refer to Note 7 to our audited consolidated financial statements.
(C)

– Includes policyholder liabilities of $2.6

million related to our insurance business. All amounts are translated at exchange rates applicable as of June 30, 2021.

(D)

– We

have excluded cross-guarantees in

the aggregate amount of $10.9

million issued as of June 30,

2021, to Nedbank to
secure guarantees it has

issued to third parties

on our behalf as the

amounts that will be

settled in cash are not

known and
the timing of any payments is uncertain.

Off-Balance Sheet Arrangements

We have no off

-balance sheet arrangements.

Capital Expenditures

Capital expenditures for the years ended June 30, 2021, 2020 and

2019 were as follows:

Table 19
Year

ended June 30,
2021 2020 2019
2021 2020 2019
$ $ $
ZAR ZAR ZAR
‘000 ‘000 ‘000 ‘000 ‘000 ‘000
Processing
1,173 4,297 4,419 18,435 75,492 63,054
Financial services
174 138 1,142 2,735 2,424 16,295
Technology
2,938 - 181 46,174 - 2,583
Total 4,285 4,435 5,742 67,344 77,916 81,932

Our capital expenditures

for fiscal 2021,

2020 and 2019, are

discussed under “—Liquidity

and Capital Resources—Cash

flows
from investing activities.”

All of our capital

expenditures for the past

three fiscal years were

funded through internally-generated funds. We had outstanding capital commitments

as of June 30,

2021, of $0.3

million. We

expect to fund

these expenditures through

internally-generated funds.
In addition

to these

capital expenditures,

we expect

that capital

spending for

fiscal 2022

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

The Company’s outstanding

foreign exchange contracts as of June 30, 2021 were as follows:

Table 20
Notional amount ('000) Strike price Fair market Maturity
EUR 6 USD 1.1911 USD 1.1859 July 2, 2021

The Company had no outstanding foreign exchange contracts as of June

30, 2020.

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

condition.

Interest Rate Risk

As a result of our normal

lending activities, our operating

results are exposed to fluctuations

in interest rates, which we

manage
primarily through our

regular financing activities.

We generally maintain limited

investments in

cash equivalents and

have occasionally
invested in marketable securities.

We have short

-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest
rate. The following table illustrates the effect on our

annual expected interest charge, translated at exchange rates applicable as of June
30, 2021,

as a

result of

changes in

the South

African prime

interest rate,

assuming hypothetical

short-term borrowings

of ZAR

1.0
billion as

of June

30, 2021.

The effect

of a

hypothetical 1%

(i.e. 100

basis points)

increase and

a 1% decrease

in the

South African
prime interest rate as of June 30, 2021, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 21 As of June 30, 2021
Annual expected
interest charge

($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates

($ ’000)
Interest on South Africa overdraft (South African prime interest rate) 4,895 1% 5,594
(1%) 4,195

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

Equity Securities Price Risk

Equity price risk relates to the risk

of loss that we would incur as

a result of the volatility in the exchange

-traded price of equity
securities that

we hold

and the

risk that

we may

not be

able to

liquidate these

securities. As

of June

30, 2021,

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

We

have invested

in approximately

31.5% of

the issued

share capital

of Finbond

which are

exchange-traded equity

securities,
however, from April 1, 2016, we have accounted for them using the equity method. The fair value of these securities of $29

.9 million
as of June 30, 2021, represented approximately 7.0% of our total assets, including these securities.

ITEM   8.   FINANCIAL   STATEMENTS   AND   SUPPLEMENTARY   DATA

Our

audited

consolidated

financial

statements,

together

with the

report of

our

independent

registered

public

accounting

firm,
appear on pages F-1 through F-82 of this Annual Report on Form 10-K.

ITEM   9.   CHANGES   IN   AND   DISAGREEMENTS   WITH   ACCOUNTANTS   ON   ACCOUNTING
AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS

AND PROCEDURES

Evaluation of disclosure controls

and procedures

Under the supervision and with the participation of

our management, including our Group Chief Executive Officer and our

Chief
Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
under the Securities Exchange

Act of 1934, as

amended (the “Exchange Act”).

Based on this evaluation,

our Group Chief Executive
Officer and Chief Financial Officer concluded

that our disclosure controls and procedures were effective as of

June 30, 2021.

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of,

our Group Chief Executive Officer
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

Management’s

Report on Internal Control Over Financial

Reporting

Management, including

our Group Chief

Executive Officer and

our Chief Financial

Officer, is

responsible for establishing

and
maintaining

adequate

internal

control

over

our

financial

reporting.

Management

conducted

an

evaluation

of

the

effectiveness

of
internal control over financial reporting based on criteria established in Internal Control – Integrated Framework

(2013) issued by the
Committee

of Sponsoring

Organizations

of the

Treadway

Commission

(COSO). Based

on this

evaluation, management

concluded
that our internal control over financial reporting was effective as of

June 30, 2021. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

Changes in Internal Control over Financial

Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably

likely to materially affect, our internal control over financial reporting.

Remediation and testing of material weakness

We identified a material weakness in fiscal 2019 whereby the control over the review of the accounting for non-routine complex transactions was deemed ineffective and concluded

to represent a material weakness in the Company’s

internal control over financial
reporting. In fiscal 2020, we enhanced this control through the re-design and establishment of a specific in-house accounting technical review executed

by senior

members of

our finance

team with

the necessary

competency and

experience, supplemented

by external
expertise as deemed necessary in addition to our Chief Financial Offic

er.

We did

not have sufficient evidence

that the material weakness was fully

remediated as of June 30, 2021.

However, the review
control described above operated effectively

during fiscal 2021 and therefore, management has concluded

that the material weakness
has been remediated as of June 30, 2021.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the shareholders

and the Board of Directors of Net 1 UEPS Technologies,

Inc.

Opinion on Internal Control over Financial Reporting

We

have

audited

the

internal

control

over

financial

reporting

of

Net

1

UEPS

Technologies,

Inc.

and

subsidiaries

(the
“Company”)

as of

June 30,

2021,

based

on criteria

established

in
Internal

Control

— Integrated

Framework (2013)

issued by

the
Committee

of

Sponsoring

Organizations

of

the

Treadway

Commission

(COSO).

In

our

opinion,

the

Company

maintained,

in

all
material

respects,

effective

internal

control

over

financial

reporting

as

of

June

30,

2021,

based

on

criteria

established

in
Internal
Control — Integrated Framework (2013)

issued by COSO.

We

have

also audited,

in accordance

with the

standards of

the Public

Company Accounting

Oversight Board

(United States)
(PCAOB), the

consolidated

financial statements

as of

and for

the year

ended June

30, 2021,

of the

Company and

our report

dated
September 13, 2021, expressed an unqualified opinion on those financial statements.

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

September 13, 2021

ITEM 9B.

OTHER INFORMATION

None.

PART

III

ITEM   10.   DIRECTORS,   EXECUTIVE   OFFICERS   AND   CORPORATE   GOVERNANCE

Information

about

our

executive

officers

is

set

out

in

Part

I,

Item

1

under

the

caption

“Our

Executive

Officers.”

The

other
information required

by this

Item is incorporated

by reference

to the

sections of

our definitive

proxy statement

for our

2021 annual
meeting of shareholders entitled “Board of Directors and Corporate

Governance” and “Additional Information.”

ITEM   11.   EXECUTIVE   COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2021
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

proxy statement for our 2021
annual   meeting   of   shareholders   entitled   “Security   Ownership   of   Certain   Beneficial   Owners   and   Management”   and   “Equity
Compensation Plan Information.”

ITEM   13.   CERTAIN   RELATIONSHIPS   AND   RELATED   TRANSACTIONS,   AND   DIRECTOR
INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2021
annual

meeting

of

shareholders

entitled

“Certain

Relationships

and

Related

Transactions”

and

“Board

of

Directors

and

Corporate
Governance.”

ITEM   14.   PRINCIPAL   ACCOUNTANT   FEES   AND   SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2021
annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART

IV

ITEM   15.   EXHIBITS   AND   FINANCIAL   STATEMENT   SCHEDULES

a)   The   following   documents   are   filed   as   part   of   this   report

1. Financial Statements

The following financial statements are included on pages F-1 through F-82

.

Report of the Independent Registered Public Accounting Firm –

Deloitte & Touche (South Africa)
F-2
Consolidated balance sheets as of June 30, 2021 and 2020
F-4
Consolidated statements of operations for the years ended June 30, 2021,

2020 (as restated) and 2019 (as
restated)
F-5
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2021, 2020 and 2019
F-6
Consolidated statements of changes in equity for the years ended June 30, 2021, 2020 and 2019
F-7
Consolidated statements of cash flows for the years ended June 30, 2021, 2020 and 2019
F-10
Notes to the consolidated financial statements
F-11

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
4.2
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

10.11*
Contract of Employment, effective February 5, 2021,
between Net1 Applied Technologies South Africa
Proprietary Limited and Lincoln Mali
8-K 10.1 February 11, 2021
10.12*
Restrictive Covenants Agreement, effective February
5, 2021, between Net1 Applied Technologies South
Africa Proprietary Limited and Lincoln Mali
8-K 10.2 February 11, 2021
10.13*
Contract of Employment, dated as of June 30, 2021,
between Net1 Applied Technologies South Africa
(Pty) Ltd and Christopher Guy Butt Meyer
8-K 10.1
June 30,

2021
10.14*
Restrictive Covenants Agreement, dated as of June
30, 2021, between Net1 Applied Technologies South
Africa (Pty) Ltd and Christopher Guy Butt Meyer
8-K 10.2
June 30,

2021
10.15*
Employment Agreement, dated as of June 30, 2021,
between Net 1 UEPS Technologies, Inc. and
Christopher Guy Butt Meyer
8-K 10.3
June 30,

2021
10.16*
Restrictive Covenants Agreement, dated as of June
30, 2021, between Net 1 UEPS Technologies, Inc.
and Christopher Guy Butt Meyer
8-K 10.4
June 30,

2021
10.17*
Consulting Agreement, dated August 5, 2020, by and
between the Company and Ali Mazanderani
8-K 10.2 August 5, 2020
10.18*
Separation and Release of Claims Agreement, dated
August 5, 2020, by and between the Company and
Herman G. Kotzé
8-K 10.1 August 5, 2020
10.19
Agreement of Lease, Memorandum of an agreement
entered into by and between Buzz Trading 199 (Pty)
Ltd and Net 1 Applied Technologies South Africa
(Pty) Ltd dated May 7, 2013
10-Q 10.25 May 9, 2013
10.20
Addendum to the Lease Agreement made and entered
into by and between Buzz Trading 199 (Pty) Ltd and
Net 1 Applied Technologies South Africa (Pty) Ltd
dated November 18, 2016
10-Q 10-60 May 4, 2017
10.21
Proposed Agreement of Lease between Buzz Trading
199 (Pty) Ltd and Net 1 Applied Technologies South
Africa Limited dated October 12, 2017
10-Q 10.79 February 8, 2018
10.22
Relationship Agreement dated December 10, 2013
between Net 1 UEPS Technologies, Inc., Net 1
Applied Technologies South Africa (Proprietary)
Limited, Business Venture Investments No 1567
(Proprietary) Limited (RF) and Mosomo Investment
Holdings (Proprietary) Limited.
8-K 10.25 December 10, 2013
10.23
Facility Letter between Nedbank Limited and Net1
Applied Technologies South Africa Limited and
certain of its subsidiaries dated as of December 13,
2013 and First Addendum thereto dated as of
December 18, 2013
8-K 10.27 December 19, 2013
10.24
Letter from Nedbank Limited to Net1 Applied
Technologies South Africa Proprietary Limited and
certain of its subsidiaries, dated December 7, 2016 8-K 10.50 December 9, 2016
10.25
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
10.27
Subscription and Sale of Shares Agreement dated
August 27, 2014, between Net 1 UEPS Technologies,
Inc., Net 1 Applied Technologies South Africa
(Proprietary) Limited, Business Venture Investments
No 1567 (Proprietary) Limited (RF), Mosomo
Investment Holdings (Proprietary) Limited and Cash
Paymaster Services (Proprietary) Ltd
10-Q 10.29 November 6, 2014
10.28
Subscription Agreement, dated April 11, 2016,
among the Company and the IFC Investors
8-K 10.31 April 12, 2016
10.29
Policy Agreement, dated April 11, 2016, among the
Company and the IFC Investors
8-K 10.32 April 12, 2016
10.30
Cooperation Agreement, dated May 13, 2020, by and
between Net 1 UEPS Technologies, Inc. and VCP
(Proprietary) Limited.
8-K 10.1 May 14, 2020
10.31
Amendment No. 1 to Cooperation Agreement, dated
December 9, 2020, by and between Net 1 UEPS
Technologies, Inc. and Value Capital Partners (Pty)
Ltd
8-K 10.1 December 10, 2020
10.32
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
10.33
Senior Facility E Agreement, dated September 26,
2018, among Net1 Applied Technologies South
Africa Proprietary Limited, FirstRand Bank Limited
(acting through its Rand Merchant Bank division), as
lender, and FirstRand Bank Limited (acting through
its Rand Merchant Bank division), as agent.
8-K 10.96 October 2, 2018
10.34
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

10.35
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
10.36
Pledge and Cession in Security, dated September 4,
2019, given by Net1 Applied Technologies South
Africa Proprietary Limited, as cedent, in favor of
Main Street 1692 (RF) Proprietary Limited, as
cessionary in respect of certain Shares.
8-K 10.104 September 13, 2019
10.37
Share Purchase Agreement, dated February 3, 2021,
between Net1 Holdings LI AG, Kuno Frick
Familienstiftung and, as Object of Sale, Bank Frick &
Co. AG
8-K 10.1 February 9, 2021
10.38
Release and Indemnity Agreement, dated February 3,
2021, between Net 1 UEPS Technologies, Inc.,
Masterpayment Ltd, Masterpayment AG, Summit
Payment Services AG, Ceevo Financial Services
(Malta) Limited, Kuno Frick Familienstiftung and
Bank Frick & Co. AG
8-K 10.2 February 9, 2021
10.39
Security Pledge and Cession, dated February 3, 2021,
given by Kuno Frick Familienstiftung in favour of
Net1 Holdings LI AG, with the main holder being,
Bank Frick & Co. AG
8-K 10.3 February 9, 2021
14
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
X
32
Certification pursuant to 18 USC Section 1350
X
101.INS
XBRL Instance Document

X
101.SCH
XBRL Taxonomy

Extension Schema

X
101.CAL
XBRL Taxonomy

Extension Calculation Linkbase

X
101.DEF
XBRL Taxonomy

Extension Definition Linkbase

X
101.LAB
XBRL Taxonomy

Extension Label Linkbase

X
101.PRE
XBRL Taxonomy

Extension Presentation Linkbase

X
104
Cover Page Interactive Data File (formatted as inline
XBRL and continued in Exhibit 101) X

* Indicates a management contract or compensatory plan or arrangement.

ITEM   1 6 .   FORM   10 - K   SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, as amended, the registrant has duly
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer
Chris G.B. Meyer
Group Chief Executive Officer and Director

Date: September 13, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended,

this report has been signed below by the
following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME TITLE DATE

/s/ Kuben Pillay Chairman of the Board and Director September 13, 2021
Kuben Pillay

/s/ Chris G.B. Meyer
Group Chief Executive Officer and Director (Principal
Executive Officer) September 13, 2021
Chris G.B. Meyer

/s/ Alex M.R. Smith
Chief Financial Officer, Treasurer,

Secretary and
Director (Principal Financial and Accounting Officer) September 13, 2021
Alex M.R. Smith

/s/ Antony C. Ball Director September 13, 2021
Antony C. Ball
/s/ Nonkululeko N. Gobodo Director September 13, 2021
Nonkululeko N. Gobodo
/s/ Ian O. Greenstreet Director September 13, 2021
Ian O. Greenstreet
/s/ Javed Hamid Director September 13, 2021
Javed Hamid
/s/ Lincoln C. Mali Director September 13, 2021
Lincoln C. Mali
/s/ Ali Mazanderani Director September 13, 2021
Ali Mazanderani
/s/ Monde Nkosi Director September 13, 2021
Monde Nkosi
/s/ Ekta Singh-Bushell Director September 13, 2021
Ekta Singh-Bushell

NET 1 UEPS TECHNOLOGIES, INC.
LIST OF CONSOLIDATED

FINANCIAL STATEMENTS
Report of the Independent Registered Public Accounting Firm – Deloitte & Touche (South Africa)
F-2
Consolidated balance sheets as of June 30, 2021 and 2020
F-4
Consolidated statements of operations for the years ended June 30, 2021, 2020 (as restated) and 2019 (as restated)
F-5
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2021, 2020 and 2019
F-6
Consolidated statements of changes in equity for the years ended June 30, 2021, 2020 and 2019
F-7
Consolidated statements of cash flows for the years ended June 30, 2021, 2020 and 2019
F-10
Notes to the consolidated financial statements
F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders

and the Board of Directors of Net 1 UEPS Technologies,

Inc.

Opinion on the Financial Statements

We

have

audited

the

accompanying

consolidated

balance

sheets

of

Net

1

UEPS

Technologies,

Inc.

and

subsidiaries

(the
"Company") as of

June 30, 2021 and

2020, the related

consolidated statements of

operations, comprehensive (loss)

income, changes
in equity,

and cash flows, for each of the

three years in the period ended

June 30, 2021, and the related notes

(collectively referred to
as the "financial statements").

In our opinion, the

financial statements present

fairly, in

all material respects, the

financial position of
the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period
ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We

have

also audited,

in accordance

with the

standards of

the Public

Company Accounting

Oversight Board

(United States)
(PCAOB), the Company's internal

control over financial reporting

as of June

30, 2021, based

on criteria established in
Internal Control
— Integrated Framework (2013)

issued by the Committee of

Sponsoring Organizations of the

Treadway Commission and

our report
dated September 13, 2021, expressed an unqualified opinion

on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical

audit matter

communicated below

is a matter

arising from

the current-period

audit of

the financial

statements that
was communicated

or required

to be

communicated

to

the audit

committee

and

that (1)

relates

to

accounts

or disclosures

that

are
material to the

financial statements and

(2) involved our

especially challenging, subjective, or

complex judgments. The

communication
of

critical

audit

matters

does

not

alter

in

any

way

our

opinion

on

the

financial

statements,

taken

as

a

whole,

and

we

are

not,

by
communicating the critical

audit matter

below, providing a separate

opinion on the

critical audit

matter or

on the

accounts or

disclosures
to which it relates.

Other long-term assets – Investment in MobiKwik – Refer to note 8 of the consolidate

d

financial statements

Critical Audit Matter Description

The investment

in MobiKwik

is measured

at cost

minus impairment,

if any,

plus or

minus changes

resulting from

observable
price changes in orderly transactions for the identical or a similar investment of the same issuer.

The investment in

MobiKwik was remeasured

during the current financial

year due to three

separate transactions that

occurred
during the

fiscal year which

were each

individually considered

to represent an

observable price change

in an orderly

transaction for
similar

or

identical

equity

securities

issued

by

MobiKwik.

The

change

in

fair value

of

equity

securities

resulted

in

an

increase

of
approximately

$49

million

during

the

fiscal

year

across

the

three

transactions.

There

is

subjectivity

in

determining

whether

each
transaction constitutes an observable price or not.

We identified

the Company's valuation of the investment in MobiKwik as a critical audit matter because of the judgments made by management to evaluate whether

each transaction represents an observable

price change in an orderly transaction

for the identical
investment in

MobiKwik. A

high degree

of auditor

judgment and

an increased

extent of

audit effort

was required

when performing
audit procedures to evaluate the appropriateness of management's conclusions.

How the Critical Audit Matter Was

Addressed in the Audit

Our principal

audit procedures

related to

the evaluation

of whether

each transaction

constitutes an

observable price

change or
not

that resulted in a change in fair value of the investment in MobiKwik and included the following, among others:

●

We

evaluated management’s

application

of the

accounting criteria

relating to

whether the

observable

price changes

result
from an orderly

transaction between market

participants in which the

fair value of the

consideration received is

readily determinable
or observable and included public searches for corroborating or contradictory information.

●

We obtained and read the contractual

agreements between MobiKwik and

the respective buyers and

other relevant documents
for each transaction.

●

We

evaluated

management’s

conclusion

that

none

of

the

transactions

occurred

in

circumstances

that

may

indicate

that

a
transaction is not orderly or with related parties.

●

We tested the effectiveness

of controls over the review of the accounting for non-routine complex transactions.

/s/ Deloitte & Touche

Deloitte & Touche

Registered Auditors

Johannesburg, South Africa

September 13, 2021

We have served

as the Company's auditor since 2004.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2021 and 2020

June 30, June 30,
2021 2020
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
198,572
$
217,671
Restricted cash related to ATM funding

(Note 11)
25,193
14,814
Accounts receivable, net and other receivables (Note 3)
26,583
43,068
Finance loans receivable, net (Note 3)
21,142
15,879
Inventory (Note 4)
22,361
19,860
Total current assets before settlement assets
293,851
311,292
Settlement assets
466
8,014
Total current assets
294,317
319,306
PROPERTY,

PLANT AND EQUIPMENT, NET (Note 6)
7,492
6,656
OPERATING LEASE RIGHT-OF-USE

(Note 7)
4,519
5,395
EQUITY-ACCOUNTED INVESTMENTS

(Note 8)
10,004
65,836
GOODWILL (Note 9)
29,153
24,169
INTANGIBLE ASSETS, NET (Note 9)
357
612
DEFERRED INCOME TAXES
622
358
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 8 and 10)
81,866
31,346
TOTAL ASSETS
428,330
453,678
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 11)
14,245
14,814
Short-term credit facilities (Note 11)
-
-
Accounts payable
7,113
6,287
Other payables (Note 12)
27,588
23,779
Operating lease liability - current (Note 7)
2,822
2,251
Income taxes payable
256
16,157
Total current liabilities before settlement obligations
52,024
63,288
Settlement obligations
466
8,015
Total current liabilities
52,490
71,303
DEFERRED INCOME TAXES
10,415
1,859
OPERATING LEASE LIABILITY - LONG TERM (Note 7)
1,890
3,312
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 10)
2,576
2,012
TOTAL LIABILITIES
67,371
78,486
REDEEMABLE COMMON STOCK (Note 13)
84,979
84,979
EQUITY
COMMON STOCK (Note 13)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - 2021:
56,716,620
; 2020:
57,118,925
80
80
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

2021:
-

; 2020:
-
- -
ADDITIONAL PAID-IN-CAPITAL
301,959
301,489
TREASURY SHARES, AT

COST: 2021:
24,891,292
; 2020:
24,891,292
(286,951)
(286,951)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 14)
(145,721)
(169,075)
RETAINED EARNINGS
406,613
444,670
TOTAL NET1 EQUITY
275,980
290,213
NON-CONTROLLING INTEREST
-
-
TOTAL EQUITY
275,980
290,213
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
428,330
$
453,678
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF OPERATIONS
for the years ended June 30, 2021, 2020 and 2019

2021 2020 2019
(as
restated)
(A)
(as
restated)
(A)
(In thousands, except per share data)
REVENUE (Note 15) $
130,786
$
144,299
$
160,635
Services rendered
95,398
110,627
137,339
Loan-based fees received
20,511
19,955
27,525
Sale of goods
14,877
13,717
15,480
Variation

of price related to SASSA Revenue
-
-
(19,709)
EXPENSE
Cost of goods sold, IT processing, servicing and support
96,248
102,308
124,104
Selling, general and administration
84,063
75,256
144,920
Depreciation and amortization
4,347
4,647
12,103
Impairment loss (Note 9)
-
6,336
14,440
OPERATING LOSS
(53,872)
(44,248)
(134,932)
CHANGE IN FAIR VALUE

OF EQUITY SECURITIES (Note 5 and 8)
49,304
-
(167,459)
LOSS ON DISPOSAL OF BANK FRICK (Note 8)
472
-
-
LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 8)
13
-
-
GAIN ON DISPOSAL OF FIHRST (Note 23)
-
9,743
-
(LOSS) GAIN ON DISPOSAL OF DNI (Note 8)
-
(1,010)
177
LOSS ON DECONSOLIDATION

OF CPS (Note 23)
-
7,148
-
TERMINATION

FEE PAID TO CANCEL BANK FRICK OPTION (Note 8)
-
17,517
-
INTEREST INCOME
2,416
2,805
5,424
INTEREST EXPENSE
2,982
7,641
9,860
IMPAIRMENT OF CEDAR CELLULAR NOTE (Note 8)
-
-
12,793
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)
(5,619)
(65,016)
(319,443)
INCOME TAX EXPENSE (BENEFIT) (Note 17)
7,560
2,656
(5,072)
LOSS BEFORE (LOSS) INCOME FROM EQUITY-ACCOUNTED INVESTMENTS
(13,179)
(67,672)
(314,371)
(LOSS) INCOME FROM EQUITY-ACCOUNTED INVESTMENTS (Note 8)
(24,878)
(29,542)
1,258
NET LOSS FROM CONTINUING OPERATIONS
(38,057)
(97,214)
(313,113)
NET INCOME FROM DISCONTINUED OPERATIONS (Note 23)
-
6,402
13,630
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATION, net of tax (Note 23)
-
12,454
(9,175)
NET LOSS
(38,057)
(78,358)
(308,658)
LESS (ADD): NET INCOME (LOSS) ATTRIBUTABLE

TO NON-CONTROLLING
INTEREST
-
-
2,349
Continuing
-
-
(1,352)
Discontinued
-
-
3,701
NET (LOSS) INCOME ATTRIBUTABLE

TO NET1
(38,057)
(78,358)
(311,007)
Continuing
(38,057)
(97,214)
(311,761)
Discontinued $
-
$
18,856
$
754
Net (loss) earnings per share, in United States dollars (Note 18):
Basic (loss) earnings attributable to Net1 shareholders $
(0.67)
$
(1.37)
$
(5.48)
Continuing $
(0.67)
$
(1.70)
$
(5.49)
Discontinued $
-
$
0.33
$
0.01
Diluted (loss) earnings attributable to Net1 shareholders $
(0.67)
$
(1.37)
$
(5.48)
Continuing $
(0.67)
$
(1.70)
$
(5.49)
Discontinued $
-
$
0.33
$
0.01
(A) - Certain amounts have been restated to correct the misstatement discussed in Note 1.
See Notes to audited Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE (LOSS) INCOME
for the years ended June 30, 2021, 2020 and 2019

2021 2020 2019
(In thousands)
Net loss $
(38,057)
$
(78,358)
$
(308,658)
Other comprehensive income (loss), net of taxes:
Movement in foreign currency translation reserve
27,178
(35,070)
(26,148)
Movement in foreign currency translation reserve related to equity

-accounted
investments (Note 14)
(1,967)
2,227
4,251
Release of foreign currency translation reserve related to disposal of

Bank Frick
(Note 8

and Note 14)
(2,462)
-
-
Release of foreign currency translation reserve related to liquidation of subsidiaries
(Note 14)
605
-
-
Release of foreign currency translation reserve related to deconsolidation of CPS
(Note 23 and Note 14)
-
32,451
-
Release of foreign currency translation reserve related to disposal of Net1

Korea
(Note 23 and Note 14)
-
14,228
-
Release of foreign currency translation reserve related to disposal of

DNI (Note 23,
Note 8 and Note 14)
-
11,323
5,679
Release of foreign currency translation reserve related to disposal of FIHRST

(Note
23 and Note 14)
-
1,578
-
Total other comprehensive

income (loss), net of taxes
23,354
26,737
(16,218)
Comprehensive loss
(14,703)
(51,621)
(324,876)
Add comprehensive income attributable to non-
controlling interest
-
-
2,407
Comprehensive loss attributable to Net1 $
(14,703)
$
(51,621)
$
(322,469)
See accompanying notes to consolidated financial statements

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30,

2019 (dollar amounts in thousands)

Net 1 UEPS Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total Net1
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1, 2018
81,577,217
$
80
(24,891,292)
$
(286,951)
56,685,925
$
276,201
$
834,035
$
(184,350)
$
639,015
$
95,911
$
734,926
$
107,672
Restricted stock granted
148,000
148,000
- -
Stock-based compensation charge (Note
16)
2,319
2,319
2,319
Reversal of stock-based compensation
charge (Note 16)
(265,500)
(265,500)
(1,926)
(1,926)
(1,926)
Stock-based compensation charge related
to equity-accounted investment
117
117
117
Acquisition of non-controlling interest
286
286
466
752
Dividends paid to non-controlling
interest
-
(4,104)
(4,104)
Deconsolidation of DNI (Note 23)
-
(89,866)
(89,866)
Net (loss) income
(311,007)
(311,007)
2,349
(308,658)
Other comprehensive loss (Note 14)
(11,462)
(11,462)
(4,756)
(16,218)
Balance – June 30, 2019
81,459,717
$
80
(24,891,292)
$
(286,951)
56,568,425
$
276,997
$
523,028
$
(195,812)
$
317,342
$
-
$
317,342
$
107,672

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2020 (dollar amounts in thousands)

Net 1 UEPS Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total Net1
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1, 2019
81,459,717
$
80
(24,891,292)
$
(286,951)
56,568,425
$
276,997
$
523,028
$
(195,812)
$
317,342
$ - $
317,342
$
107,672
Restricted stock granted
568,000
568,000
- -
Stock-based compensation charge (Note
16)
1,873
1,873
1,873
Reversal of stock-based compensation
charge (Note 16)
(17,500)
(17,500)
(145)
(145)
(145)
Stock-based compensation charge
related to equity-accounted investment
(Note 8)
71
71
71
Transfer from redeemable common
stock to additional paid-in-capital (Note
13)
22,693
22,693
22,693
(22,693)
Net loss
(78,358)
(78,358)
-
(78,358)
Other comprehensive income (Note 14)
26,737
26,737
-
26,737
Balance – June 30, 2020
82,010,217
$
80
(24,891,292)
$
(286,951)
57,118,925
$
301,489
$
444,670
$
(169,075)
$
290,213
$ - $
290,213
$
84,979

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2021 (dollar amounts in thousands)

Net 1 UEPS Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total Net1
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the years ended June 30, 2021 (dollar amounts

in thousands)
Balance – July 1,

2020
82,010,217
$
80
(24,891,292)
$
(286,951)
57,118,925
$
301,489
$
444,670
$
(169,075)
$
290,213
$ - $
290,213
$
84,979
Restricted stock granted
254,560
254,560
- - -
Exercise of stock options
17,335
17,335
53
53
53
Stock-based compensation charge (Note
16)
1,430
1,430
1,430
Reversal of stock-based compensation
charge (Note 16)
(674,200)
(674,200)
(1,086)
(1,086)
(1,086)
Stock-based compensation charge
related to equity-accounted investment
(Note 8)
(25)
(25)
(25)
Proceeds from disgorgement of
shareholders' short-swing profits (Note
22)
98
98
98
-
Net loss
(38,057)
(38,057)
-
(38,057)
Other comprehensive income (Note 14)
23,354
23,354
-
23,354
Balance – June 30, 2021
81,607,912
$
80
(24,891,292)
$
(286,951)
56,716,620
$
301,959
$
406,613
$
(145,721)
$
275,980
$ - $
275,980
$
84,979
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF CASHFLOWS
for the years ended June 30, 2021, 2020 and 2019

2021 2020 2019
(In thousands)
Cash flows from operating activities
Net loss $
(38,057)
$
(78,358)
$
(308,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
4,347
13,299
37,349
Impairment loss (Note 23 and Note 9)
-
6,336
19,745
Movement in allowance for doubtful accounts receivable
110
743
32,786
Fair value adjustment related to financial liabilities
840
(340)
73
Loss (Profit) on disposal of property, plant and equipment
480
(127)
(486)
Stock-based compensation charge (Note 16)
344
1,728
393
Inventory net realizable value adjustment (Note 4)
-
1,298
-
Change in fair value of equity securities (Note 5 and 8)
(49,304)
-
167,459
Loss on disposal of Bank Frick (Note 23)
472
-
-
Loss on disposal of equity-accounted investment (Note 23)
13
-
-
(Gain) Loss on disposal of discontinued operation (Note 23)
-
(12,454)
9,175
Gain on disposal of FIHRST (Note 23)
-
(9,743)
-
Loss on deconsolidation of CPS (Note 23)
-
7,148
-
Loss (Gain) on disposal of DNI (Note 23)
-
1,010
(177)
Interest payable
(1)
1,758
237
Facility fee amortized
-
-
321
Interest on Cedar Cellular note (Note 8) -
-
(2,397)
Impairment of Cedar Cellular note (Note 8) -
-
12,793
Loss (Earnings) from equity-accounted investments (Note 8)
24,878
29,542
(1,273)
Movement in allowance for doubtful loans to equity-accounted investments
4,739
1,035
-
Dividends received from equity-accounted investments
194
3,549
1,318
Implementation costs to be refunded to SASSA (Note 12)
-
-
34,039
Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable
3,751
8,818
11,663
Decrease (Increase) in inventory
1,279
(19,328)
4,042
Decrease in accounts payable and other payables
(335)
(139)
(14,538)
(Decrease) Increase in taxes payable
(17,210)
(1,427)
3,428
Increase (Decrease) in deferred taxes
5,089
(393)
(11,752)
Net cash used in operating activities
(58,371)
(46,045)
(4,460)
Cash flows from investing activities
Capital expenditures
(4,285)
(5,938)
(9,416)
Proceeds from disposal of property, plant and equipment
571
578
1,045
Proceeds from disposal of Net1 Korea, net of cash disposed (Note 23)
20,114
192,619
-
Transaction costs paid related to disposal of Net1 Korea (Note 23)
-
(7,458)
-
Proceeds from disposal of equity-accounted investment - Bank Frick (Note 8)
18,568
- -
Proceeds from disposal of DNI as equity-accounted investment (Note 8 and Note 19)
6,010
42,477
-
Transaction costs paid related to disposal of DNI as equity-accounted investment (Note 8) -
(1,010)
-
Loans to equity-accounted investment (Note 8)
(1,238)
(1,230)
-
Repayment of loans by equity-accounted investments
134
4,268
1,029
Proceeds from disposal of subsidiaries, net of cash disposed (Note 23 and Note 19)
-
10,895
(2,114)
Deconsolidation of CPS - cash disposed (Note 23)
-
(328)
-
Investment in equity-accounted investments (Note 8)
-
(2,500)
(2,989)
Acquisition of intangible assets
-
-
(1,384)
Investment in MobiKwik
-
-
(1,056)
Return on investment
-
-
284
Net change in settlement assets
7,901
(9,256)
79,077
Net cash provided by investing activities
47,775
223,117
64,476
Cash flows from financing activities
Proceeds from bank overdraft (Note 11)
360,083
689,763
822,754
Repayment of bank overdraft (Note 11)
(365,440)
(747,935)
(740,969)
Proceeds from disgorgement of shareholders' short-swing profits (Note 22)
124
-
-
Proceeds from exercise of stock options
53
-
-
Long-term borrowings utilized (Note 11)
-
14,798
14,613
Repayment of long-term borrowings (Note 11)
-
(14,503)
(37,357)
Guarantee fee
-
(148)
(394)
Finance lease capital repayments
-
(69)
-
Acquisition of non-controlling interests
-
-
(180)
Dividends paid to non-controlling interest
-
-
(4,104)
Net change in settlement obligations
(7,901)
9,256
(79,077)
Net cash used in financing activities
(13,081)
(48,838)
(24,714)
Effect of exchange rate changes on cash
14,957
(17,260)
(3,845)
Net (decrease) increase in cash, cash equivalents and restricted cash
(8,720)
110,974
31,457
Cash, cash equivalents and restricted cash – beginning of period
232,485
121,511
90,054
Cash, cash equivalents and restricted cash – end of period (Note 19) $
223,765
$
232,485
$
121,511
See accompanying notes to consolidated financial statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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

underbanked primarily

in South

Africa and

neighboring

countries. Its

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

of retailers through

its EasyPay system

and processes value-added

services such as

bill payments and

prepaid
electricity for the major bill issuers and local councils in South Africa.

Basis of presentation

The

accompanying

consolidated

financial

statements

include

subsidiaries

over

which

Net1

exercises

control

and

have

been
prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Impact of COVID-19 on the Company’s

business

The Company’s business has been, and continues to be, impacted by government restrictions and quarantines related to COVID-
19. South Africa operates with a five-level COVID-19 alert system, with

Level 1 being the least restrictive and Level 5

being the most
restrictive. South Africa is

currently at adjusted Level

3, which has a limited impact

on the Company’s

businesses. The South Africa
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

in its consolidated statement

of operations due

to the misinterpretation

of certain system reports.

The error did
not impact on the

Company’s operating

loss, net loss, balance

sheet or cash flows.

The Company determined

that the error impacted
reported results

for the

period from

July 1,

2018 to

September 30,

2020. The

error impacts

the Company’s

reported results

and the
Company has

restated its consolidated

statement of

operations and certain

note presentation, primarily

Note 15 (Revenue)

and Note
20 (Operating segments) for the years ended June 30, 2020 and 2019,

to correct for the error.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.     DESCRIPTION   OF   BUSINESS   AND   BASIS   OF   PRESENTATION   (continued)

Restatement of financial statements (continued)

Related to overstatement of revenue and cost of goods

sold, IT processing, servicing and support (continued)

The

tables below

present

the impact

of the

restatement

on the

Company’s

consolidated

statement

of

operations

for

the years
ended June 30, 2020 and 2019
:

Consolidated statement of operations
Year

ended June 30, 2020
As reported Correction As restated
(in thousands)
Revenue $
150,997
$
(6,698)
$
144,299
Cost of goods sold, IT processing, servicing and support $
109,006
$
(6,698)
$
102,308
Year

ended June 30, 2019
As reported Correction As restated
(in thousands)
Revenue $
166,227
$
(5,592)
$
160,635
Cost of goods sold, IT processing, servicing and support $
129,696
$
(5,592)
$
124,104

Related to overstatement of revenue and cost

of goods sold, IT processing, servicing and support

(continued)

The table below presents

the impact of the restatement on the affected lines in the Processing and Total columns

included in the
revenue note (Note 15) for the years ended June 30, 2020 and 2019:

Years

ended
June 30, 2020 June 30, 2019
Processing Total Processing Total
Processing fees - as restated $
55,992
$
60,895
$
82,995
$
83,090
As reported
62,690
67,593
88,587
88,682
Correction
(6,698)
(6,698)
(5,592)
(5,592)
South Africa - as restated
50,951
55,854
73,153
73,248
As reported
57,649
62,552
78,745
78,840
Correction
(6,698)
(6,698)
(5,592)
(5,592)
Rest of world $
5,041
$
5,041
$
9,842
$
9,842
Total revenue,

derived from the following geographic locations - as
restated $
83,628
$
144,299
$
107,422
$
160,635
As reported
90,326
150,997
113,014
166,227
Correction
(6,698)
(6,698)
(5,592)
(5,592)
South Africa - as restated
78,587
139,258
97,580
150,793
As reported
85,285
145,956
103,172
156,385
Correction
(6,698)
(6,698)
(5,592)
(5,592)
Rest of world $
5,041
$
5,041
$
9,842
$
9,842

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.     DESCRIPTION   OF   BUSINESS   AND   BASIS   OF   PRESENTATION   (continued)

Restatement of financial statements (continued)

Related to overstatement of revenue and cost of goods

sold, IT processing, servicing and support (continued)

The table

below presents

the impact

of the restatement

on the Processing

operating segment

revenue included

in the operating
segment note (Note 20) for the years ended June 30, 2020 and 2019:

Revenue (as restated)
Reportable
Segment
Corporate/
Eliminations
Inter-
segment
From
external
customers
Processing - as restated
$
91,786
$
-
$
8,158
$
83,628
As reported
98,484
-
8,158
90,326
Correction
(6,698)
-
-
(6,698)
Total for the year

ended June 30, 2020 - as restated
156,727
-
12,428
144,299
As reported
163,425
-
12,428
150,997
Correction
(6,698)
-
-
(6,698)
Processing - as restated
$
118,088
$
-
$
10,666
$
107,422
As reported
123,680
-
10,666
113,014
Correction
(5,592)
-
-
(5,592)
Total for the year

ended June 30, 2019 - as restated
195,237
(19,709)
14,893
160,635
As reported
200,829
(19,709)
14,893
166,227
Correction
$
(5,592)
$ - $
-
$
(5,592)

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
The primary beneficiary is considered

to be the entity that will absorb

a majority of the entity's expected losses,

receive a majority of
the entity's expected residual returns, or both. No entities were required to be consolidated as a result of these requirements during the years ended June 30, 2021, 2020 and 2019.

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.     SIGNIFICANT   ACCOUNTING   POLICIES   (continued)

Translation of foreign

currencies

The primary functional currency of the consolidated entities is the South African Rand (“ZAR”) and its reporting currency is the
U.S. dollar.

Assets and

liabilities are

translated at

the exchange

rates in

effect at

the balance

sheet date.

Revenues and

expenses are
translated at

average rates

for the

period. Translation

gains and

losses are

reported in

accumulated other

comprehensive income

in
total

equity.

The Company

releases the

foreign

currency

translation

reserve

included

in accumulated

other

comprehensive

income
attributable to a foreign entity upon sale or complete, or

substantially complete, liquidation of the investment in that foreign entity and includes the release in the gain or loss reported

related to the sale or liquidation of the foreign entity.

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

Cash and cash equivalents

include cash on hand and

funds deposited in bank accounts

with financial institutions that

are liquid,
unrestricted

and readily

available. Cash

that is

restricted

as to

use is

classified as

restricted

cash and

includes cash

in certain

bank
accounts that have been ceded to Nedbank Limited

(“Nedbank”) as well as cash drawn under the Company’s

borrowings and used to
fund its ATMs,

refer to Note 11.

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

Allowance for doubtful accounts receivable

A specific

provision is

established where

it is considered

likely that all

or a portion

of the amount

due from customers

renting
point of sale (“POS”) equipment, receiving support and maintenance or transaction services or purchasing licenses or SIM cards from the Company

will not

be recovered.

Non-recoverability is

assessed based

on a

review by

management of

the ageing

of outstanding
amounts, the location and the payment history of the customer in relation to those specific amounts.

Inventory

Inventory

is valued

at the

lower of

cost and

net realizable

value. Cost

is determ

ined on

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.     SIGNIFICANT   ACCOUNTING   POL ICIES   (continued)

Leases

The Company determines whether an arrangement is a lease at

inception. Operating leases are included in operating lease right-
of-use assets (“ROU”),

operating lease liability

- current, and

operating lease liability

– long term

in its consolidated

balance sheets.
The Company

does not

have any

significant finance

leases as

of June

30, 2021

and 2020,

respectively,

but its

policy is

to include
finance leases in property and equipment, other payables,

and other long-term liabilities in its consolidated balance sheets.

A ROU asset

represents the

Company’s

right to use

an underlying

asset for the

lease term and

the lease liabilities

represent its
obligation to

make lease

payments arising

from the

lease arrangement.

Operating lease

ROU assets

and liabilities

are recognized

at
commencement date based on

the present value of

lease payments over the

lease term. As

most of the

Company’s leases do not provide
an implicit rate,

the Company generally

uses its incremental

borrowing rate

based on

the estimated rate

of interest for

collateralized
borrowing over

a similar term

of the lease

payments at commencement

date. The operating

lease ROU asset

also includes any

lease
prepayments made

and excludes lease

incentives. The

terms of the

Company’s

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

The Company

releases a

pro rata

portion of

the foreign

currency translation

reserve related

to an

equity-accounted investment
that is

included

in accumulated

other comprehensive

income to

earnings upon

the sale

of a

portion of

its ownership

interest in

the
equity-accounted

investment.

The

release

of

the

pro

rata

portion

of

the

foreign

currency

translation

reserve

is

included

in

the
measurement of

the gain

or loss

on sale

of a

portion of

the Company’s

ownership interest

in the

equity-accounted investment.

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

the fair value

of that reporting

unit, an impairment

loss is recorded

in the statement

of operations.

Measurement of

the
fair value

of a reporting

unit is based

on one

or more

of the following

fair value

measures: the amount

at which the

unit as a

whole
could be

bought or sold

in a current

transaction between

willing parties; present

value techniques

of estimated

future cash flows;

or
valuation   techniques   based   on   mul tiples   of   earnings   or   revenue,   or   a   similar   performance   measure.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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

Debt and equity securities

Debt securities

The Company is required to

classify all applicable debt securities

as either trading securities, available for

sale or held to

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

June 30, 2021 and 2020,

respectively.

Available for sale

Debt

securities

acquired

by the

Company

that

have

readily

determinable

fair values

are classified

as available

for

sale if

the
Company has not classified them as trading securities or if it does not have the ability or positive intent to hold the debt security until maturity.

The Company is

required to make

an election to

account for these

debt securities as

available for

sale. These available

for
sale debt securities

are initially measured

at fair value. These

debt securities are

subsequently measured at

fair value with unrealized
gains

and

losses

from

available

for

sale

investments

in

debt

securities

reported

as

a

separate

component

of

accumulated

other
comprehensive income, net of deferred income

taxes, in shareholders’ equity. The Company had no

debt securities that were classified
as available for sale securities as of June 30, 2021 and 2020, respectively.

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

30,
20 2 1   and   20 20 ,   respectively,   refer   to   Note   8 .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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

changes
in observable

prices equity

securities”). Changes

in the fair

value of

the Company’s

cost minus

changes in

observable prices

equity
securities during the year ended June 30, 2021,

are discussed in Note 8. There were

no changes in the fair value

of the Company’s cost
minus

changes

in

observable

prices

equity

securities

during

the

year

ended

June

30,

2020.

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
is

reinsured

and

the

reported

values

were

based

on

the

reserve

held

by

the

relevant

reinsurer.

The

values

of

matured

guaranteed
endowments are increased by late payment interest (net of the asset manageme nt fee and allowance for tax on investment income).

Deposits on investment contracts

For   the   Company’s   interest - sensitive   life   contracts,   liabilities   approximate   the   policyholder’s   account   value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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
for the years ended June 30, 2021 and 2020 and 2019
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

the value loaded onto

each SIM. The Company

recognizes revenue from these

services once the

criteria specified for
activation had

been met

as well

as when

it was

entitled to

its consideration

related to

the value

loaded onto

the SIM.

Revenue from
contracts with

mobile networks

fluctuates based

on the

number of

SIMs activated

as well

as on

the value

loaded onto

the SIMs.

As
described in Note 23,

the Company disposed of its controlling interest in DNI on March 31, 2019.

The

Company

purchases

airtime

for

resale

to

customers.

The

Company

recognizes

revenue

as

the

airtime

is

delivered

to

the
customer.   Revenue   from   the   resale   of   airtime   to   customers   fluctuates   based   on   the   volume   of   airtime   sold.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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

had

initiated

discussions

with

SASSA,

but

the

parties

had

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

the deconsolidation of

CPS, refer to

Note 23, any

additional revenue earned

by CPS after

June 1, 2020,

would not be
included in the Company’s consolidated

financial statements and therefore this matter is no longer considered an area of judgment

.

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
June 30, 2021,

2020 and 2019, the

Company incurred research

and development expenditures

of $
0.3

million, $
1.6

million and $
0.7
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
or enacted tax rates.

The Company measured its South African

income taxes and deferred income taxes for

the years ended June 30, 2021, 2020 and
2019, using the enacted statutory tax rate in South Africa of
28
%.

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
for the years ended June 30, 2021 and 2020 and 2019
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

equity-based stock-
based compensation cost at

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

selling goo

ds and

services via

the internet

that are

the Company’s

customers

and

on whose
behalf it

processes the

transactions between

various parties,

(2),

up until

the sale

of FIHRST,

refer to

Note 23,

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

Recent accounting pronouncements adopted

There   were   no   new   accounting   pronouncements   adopted   by   the   Company   during   the   year   ended   June   30,   2021.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.     SIGNIFICANT   ACCOUNTING   POLICIES   (continued)

Recent accounting pronouncements not yet adopted

as of June 30, 2021

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Measurement of Credit Losses on
Financial Instruments
. The guidance

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
losses relating to available

for sale debt

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACCOUNTS RECEIVABLE,

net AND OTHER RECEIVABLES

and FINANCE LOANS RECEIVABLE,

net

Accounts receivable, net and other receivables

The Company’s

accounts receivable,

net, and other

receivables as of

June 30,

2021, and June

30, 2020,

are presented in

the
table below:

June 30, June 30,
2021 2020
Accounts receivable, trade, net

$
10,493
$
8,458
Accounts receivable, trade, gross

10,760
8,711
Allowance for doubtful accounts receivable, end of period
267
253
Beginning of period
253
661
Reversed to statement of operations
(183)
(155)
Charged to statement of operations

233
181
Utilized

(59)
(151)
Deconsolidation
-
(178)
Foreign currency adjustment

23
(105)
Current portion of amount outstanding related to sale of interest in Bank Frick

(Note 8)
7,500
-
Loans provided to Carbon, net of allowance: 2021: $
3,000
; 2020: $ -
-
3,000
Taxes refundable

related to sale of Net1 Korea (Note 23)
-
19,796
Loan provided to DNI
-
2,756
Other receivables

8,590
9,058
Total accounts receivable,

net

$
26,583
$
43,068

Accounts receivable,

trade, gross

includes amounts

due from

customers from

the provision

of transaction

processing services,
from the

sale of hardware,

software licenses and

SIM cards and

rentals from POS

equipment. The

Company did not

record any bad
debt expense during the

year ended June 30,

2021 and 2020, respectively

and bad debts incurred

were written off against the

allowance
for doubtful accounts receivable.

Current portion

of amount

outstanding related

to sale

of interest

in Bank

Frick represents

the amount

due by

the purchaser

in
October 2021 related to the sale of Bank Frick, refer to Note 8 for additional information regarding the sale.

Taxes

refundable related to

sale of Net1 Korea

relates to the disposal

of KSNET as discussed

in Note 23 and

the entire amount
outstanding, or approximately $
20.1

million (KRW
23.8

billion), was received in September 2020.

The

current

portion

of

amount

outstanding

related

to

sale

of

remaining

interest

in

DNI

as

of

June

30,

2020,

relates

to

the
transaction completed in

April 2020 (refer

to Note 8). On

October 26, 2020, DNI

settled the full

amount outstanding of

$
5.7

million
related to

the sale

of the

remaining interest

in DNI,

including the

amounts included

in other

long-term assets,

refer to

Note 6.

The
Company received $
0.3

million on September 30, 2020, for total receipts of $
6.0

million.

The loan provided to Carbon was scheduled to be repaid before June 30, 2020, however, Carbon requested a payment holiday as
a result

of the

impact of

the COVID-19

pandemic on

its business.

The parties

had not

agreed new

repayment terms

as of

June 30,
2021. However,

the Company acknowledges

the unexpected and

ongoing challenges

facing Carbon and

determined in June

2021 to
create an allowance for doubtful loans receivable due to these circumstances and ongoing consolidated losses incurred by Carbon.

Other   receivables   include   prepayments,   deposits ,   income   taxes   receivable   and   other   receivables.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.     ACCOUNTS   RECEIVABLE,   net   an d   OTHER   RECEIVABLES   and   FINANCE   LOANS   RECEIVABLE,   net
(continued)

Finance loans receivable, net

The Company’s finance

loans receivable, net, as of June 30, 2021, and June 30, 2020, is presented in the table below:

June 30, June 30,
2021
2020
Microlending finance loans receivable, net $
21,142
$
15,879
Microlending finance loans receivable, gross
23,491
17,737
Allowance for doubtful finance loans receivable, end of period
2,349
1,858
Beginning of period
1,858
3,199
Reversed to statement of operations

(1,004)
(492)
Charged to statement of operations

2,060
1,211
Utilized

(967)
(1,451)
Foreign currency adjustment

402
(609)
Working

capital finance loans receivable, net
-
-
Working

capital finance loans receivable, gross
-
5,800
Allowance for doubtful finance loans receivable, end of period
-
5,800
Beginning of period
5,800
5,800
Utilized

(5,800)
-
Total accounts receivable,

net

$
21,142
$
15,879

Total

finance

loans

receivable,

net,

comprises

microlending

finance

loans

receivable

related

to

the

Company’s

microlending
operations in South Africa.

Gross microlending finance loans receivable as of June 30, 2021, was higher than as of June 30, 2020,

partially due to the impact
of COVID-19 on the Company’s

microlending business in 2020.

The Company was unable to originate loans in April and

early May
2020, and therefore the lending book

reduced significantly as customers made

scheduled repayments. South Africa was placed

under
an adjusted Level 4 lockdown towards the end of June 2021, due to an increase in COVID-19 infections, however, this did not impact the gross lending book for June 2021 because the majority of loan originations are made within the first two weeks of a month.

The

Company

created

an allowance

for

doubtful

working

capital finance

loans

receivable related

to

a

receivable

due from

a
customer based

in the

United States

during the

year ended

June 30,

2018. The

Company commenced

legal proceedings

against the
customer in 2018.

The customer is

engaged in bankruptcy

proceedings. In December

2020, the Company

withdrew its claim

lodged
in the bankruptcy

proceedings because it

did not believe

it would recover

the receivable via

these proceedings, or

via any other

process.
In

December

2020,

the

Company

utilized

the

entire

allowance

for

doubtful

working

capital

finance

loans

receivable

against

the
outstanding receivable.

4.   INVENTORY

The Company’s inventory

comprised the following categories as of June 30, 2021, and 2020.

June 30, June 30,
2021 2020
Finished goods

$
22,361
$
15,618
Finished goods subject to sale restrictions
-
4,242
$
22,361
$
19,860

Finished goods subject to sale

restrictions represents airtime inventory

purchased in March 2020, that

could only be sold by the
Company from October 1, 2020. As of June 30, 2021, finished goods includes $
16.5

million of airtime inventory that was previously
classified   as   finished   goods   subject   to   sale   restr ictions .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.   INVENTORY   (continued)

In support of Cell C’s liquidity position, the Company has limited the resale of this airtime through its distribution channels until
such time as

Cell C’s

recapitalisation process

is concluded. In

light of the

dynamics in

the wholesale

airtime inventory

market as of
June

30,

2020,

the

Company

believed

the

net

realizable

value

of

certain

airtime

inventory

held

as

of

June

30,

2020,

measured

at
amounts reflecting

existing market conditions,

was below its cost.

Accordingly,

the Company recorded

a loss of $
1.3

million during
the year

ended June

30, 2020, related

to this airtime

inventory.

The Company

believes that

these market

dynamics in

the wholesale
airtime inventory market continue as of June 30, 2021, but no further adjustment is necessary.

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

Company’s

translation risk exposure

to KRW

was eliminated following

the disposal of

Net1 Korea in
March

2020,

refer

to

Note

23,

and

receipt

of

all

cash

outstanding

related

to

the

transaction.

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
for the years ended June 30, 2021 and 2020 and 2019
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

●

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

●

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

●

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
for the years ended June 30, 2021 and 2020 and 2019
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

in Cell

C as

of June

30, 2021

and 2020,

and valued

Cell C

at $
0.0

(zero) at

June 30,

2021 and

2020. The

Company
believes the Cell C business plan utilized in

the Company’s valuation is reasonable based on the current performance and the expected
changes in

Cell C’s

business model.

The Company

changed certain

valuation assumptions

when preparing

the December

31, 2020,
valuation compared with the June 30, 2020, valuation, and these updated assumptions have been used for the June 30, 2021 valuatio

n
as well. Similar to the approach taken for December 31, 2020, the June 30, 2021, valuation incorporated the payments under the lease liabilities into the cash flow forecasts instead of including the carrying value in net debt and assumed that the deferred tax asset would
be utilized over the forecast period instead of including the fair value of the deferred tax asset in the valuation. For the June 30, 2020,
valuation, the Company

included the carrying

value of the lease

liabilities within net

debt and included

the fair value of

the deferred
tax asset

in the

valuation.

The Company

utilized the

latest approve

d

business plan

provided by

Cell C

management for

the period
ended December 31, 2025, for the June 30, 2021,

valuation and the period ended December 31, 2024 for the June 30, 2020 valuation.

The following key valuation inputs were used as of June 30, 2021 and 2020:

Weighted Average

Cost of Capital ("WACC"):
Between
16
% and
24
% over the period of the forecast
Long-term growth rate:
3
% (
3
% as of June 30, 2020)
Marketability discount:
10
%
Minority discount:
15
%
Net adjusted external debt - June 30, 2021:
(1)
ZAR
11.2

billion ($
0.8

billion), no lease liabilities included
Net adjusted external debt - June 30, 2020:
(2)
ZAR
15.8

billion ($
0.9

billion), includes ZAR
4.4

billion of lease liabilities
Deferred tax (incl, assessed tax losses) - June 30,
2020:
(2)
ZAR
2.9

billion ($
167.3

million)

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2021.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2020.

The fair value

of Cell C

as of June

30, 2021,

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

of a
3.0
% increase and
2.0
%
decrease in the WACC rate and the

EBITDA margins used in

the Cell C valuation

on June 30, 2021,

all amounts translated at

exchange
rates applicable as of June 30, 2021:

Sensitivity for fair value of Cell C investment 3.0% increase
(A)
2.0% decrease
(A)
WACC

rate
$
-
$
3,055
EBITDA margin
$
4,873
$
-

(A) the carrying value of

the Cell C investment is not

impacted by a
1.0
% increase or a
1.0
% decrease and therefore

the impact
of a
3.0
% increase and a
2.0
% decrease is presented.

The fair value of

the Cell C shares as

of June 30, 2021,

represented approximately
0
% of the Company’s

total assets, including
these shares. The Company

expects to hold these

shares for an extended

period of time and

that there will be

short-term equity price
volatility   with   respect   to   these   shares   particularly   given   the   current   situation   of   Cell   C’s   business.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.     FAIR   VALUE   OF   FINANCIAL   INSTRUMENTS   (continued)

Financial instruments (continued)

Liability measured at fair value using significant unobservable inputs – DNI contingent consideration

The salient terms

of the Company’s

investment in DNI

is described in

Note 23.

Under the terms of

its subscription agreements
with DNI, the Company agreed to pay to DNI an additional amount of up to

ZAR
400.0

million ($
27.6

million, translated at exchange
rates applicable as

of June

30, 2019),

in cash,

subject to the

achievement of certain

performance targets by

DNI. The Company

expected
to pay the additional

amount during the first

quarter of the year

ended June 30, 2020,

and recorded an amount

of ZAR
373.6

million
($
27.2

million), in long-term liabilities as of

June 30, 2018, which amount

represented the present value of

the ZAR 400.0 million to
be paid (amounts

translated at the exchange

rate applicable as of

June 30, 2018, respectively).

As described in Note

23 and Note 19,
the Company settled the ZAR
400

million ($
27.6

million) due to DNI as of March 31, 2019. The Company recorded accreted interest during the year ended June 30, 2019, of

$
1.8

million (ZAR
26.4

million, translated at the applicable average exchange rates during the periods specified).

Derivative transactions - Foreign exchange contracts

As part

of the

Company’s

risk management

strategy,

the Company

enters into

derivative transactions

to mitigate

exposures to
foreign   currencies   using   foreign   exchange   contracts.   These   foreign   exchange   contracts   are   over - the - counter   derivative
transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “B”
(or equivalent)

or better.

The Company

uses quoted

prices in

active markets

for similar

assets and liabilities

to determine

fair value
(Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy.

The Company’s outstanding

foreign exchange contracts are as follows:

As of June 30, 2021

Notional amount ('000) Strike price Fair market Maturity
EUR
5.7
USD
1.1911
USD
1.1859
July 02, 2021

The Company had
no

outstanding foreign exchange contracts as of June 30, 2020.

The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2021, according to
the fair value hierarchy:

Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business:

Cash, cash equivalents and
restricted cash (included in other
long-term assets)

381
-
-
381
Fixed maturity investments
(included in cash and cash
equivalents)
3,158
-
-
3,158
Total assets at fair value

$
3,539
$
-
$
-
$
3,539

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
490
-
-
490
Fixed maturity investments
(included in cash and cash
equivalents)
4,198
-
-
4,198
Total assets at fair value

$
4,688
$
-
$
-
$
4,688

There have been no transfers in or out of Level 3 during the years ended June

30, 2021, 2020 and 2019,

respectively.

There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the years ended June 30, 2021 and

2020. Summarized below is the movement in the

carrying value of assets measured at fair
value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2021:

Carrying value
Assets
Balance as of June 30, 2020 $
-
Foreign currency adjustment
(1)
-
Balance as of June 30, 2021 $
-

(1) The

foreign currency

adjustment represents

the effects

of the

fluctuations of

the South

African rand

and the U.S.

dollar on
the carrying value.

Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis,

and
categorized within Level 3, during the year ended June 30, 2020:

Carrying value
Assets
Balance as at June 30, 2019 $
-
Foreign currency adjustment
(1)
-
Balance as of June 30, 2020 $
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

their short-term nature.

Trade and other payables

The   fair   values   of   trade   and   other   payables   approximates   their   carrying   amounts,   due   to   their   short - term   nature.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.     FAIR   VALUE   OF   FINANCIAL   INSTRUMENTS   (continued)

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

8

for

impairment

charges
recorded during the

reporting periods presented

herein. The Company

has
no

liabilities that

are measured at

fair value

on a

nonrecurring
basis.

6.     PROPERTY,   PLANT   AND   EQUIPMENT,   net

Summarized below

is the cost,

accumulated depreciation

and carrying amount

of property,

plant and

equipment as of

June 30,
2021 and 2020:

June 30, June 30,
2021 2020
Cost
Computer equipment $
33,476
$
26,575
Furniture and office equipment
7,492
7,732
Motor vehicles
5,059
1,873
$
46,027
$
36,180
Accumulated depreciation:
Computer equipment
29,662
22,810
Furniture and office equipment
6,587
5,101
Motor vehicles
2,286
1,613
$
38,535
$
29,524
Carrying amount:
Computer equipment
3,814
3,765
Furniture and office equipment
905
2,631
Motor vehicles
2,773
260
$
7,492
$
6,656

7 .   LEASES

The

Company

has

entered into

leasing

arrangements

classified

as operating

leases under

accounting

guidance.

These leasing
arrangements relate primarily

to the lease of

its corporate head office,

administration offices and

branch locations through

which the
Company operates

its financial services

business in South

Africa and, until

its closure, its

transaction processing

activities in Malta.
The Company’s

operating leases have

a remaining lease

term of between
one year

to
six years
. The Company’s

lease of property

in
Malta included
five

separate
one year

options to extend the lease, which

effectively extended the lease

term from
three years

to
eight
years
. At lease inception,

the Company expected

to exercise these options

and these options

were included as

part of its right-of-use
assets and liabilities. The

Company has exited this

lease following the closure

of its Malta operations during

the year ended June

30,
2021. The Company

also operates parts

of its financial

services business from

locations which it

leases for a

period of less

than
one
year
.

The

Company’s

operating

lease expense

during

the years

ended

June 30,

2021 and

2020, was

$
4.1

million

and $
3.6

million,
respectively.

The Company does not have any significant leases that have not commenced as of

June 30, 2021.

The Company

has entered into

short-term leasing

arrangements, primarily

for the lease

of branch

locations and other

locations
to operate

its financial

services business

in South

Africa.

The Company’s

short-term lease

expense during

the years

ended June

30,
2021   and   20 20 ,   was   $
4.1
  million   and   $
4.2
  million ,   respectively .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7 .   LEASES   (continued)

The following

table presents

supplemental

balance sheet

disclosure related

to our

right-of-use assets

and our

operating leases
liabilities as of June 30, 2021 and 2020:

June 30, June 30,
2021 2020
Right-of-use assets obtained in exchange for lease obligations
Weighted average

remaining lease term (years)
2.77
3.94
Weighted average

discount rate
9.6
%
9.3
%
Maturities of operating lease liabilities
2022 $
3,117
2023
1,278
2024
592
2025
200
2026
-
Thereafter
-
Total undiscounted

operating lease liabilities
5,187
Less imputed interest
475
Total operating lease liabilities,

included in
4,712
Operating lease right-of-use lease liability - current
2,822
Right-of-use operating lease liability - long-term $
1,890

Operating lease payments related to premises and equipment were $
10.6

million for the year ended June 30, 2019.

8 .   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS

Equity-accounted investments

The Company’s ownership

percentage in its equity-accounted investments as of June 30, 2021 and 2020, was as follows:

June 30, June 30,
2021 2020
Finbond Group Limited (“Finbond”)
31

%
31

%
Carbon Tech Limited

(“Carbon”), formerly OneFi Limited
25

%
25

%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50

%
50

%
Revix (“Revix”)
15

%
25

%
Bank Frick & Co AG (“Bank Frick”)
-

35

%
V2 Limited (“V2”)
-

50

%
Walletdoc Proprietary

Limited (“Walletdoc”)
-

20

%

Finbond

As of June 30, 2021,

the Company owned
268,820,933

shares in Finbond representing approximately

31.47
% of its issued and
outstanding ordinary

shares. Finbond

is listed

on the

Johannesburg

Stock Exchange

and its

closing price

on June

30, 2021,

the last
trading day

of the

month, was

ZAR
1.59

per share.

The market

value of

the Company’s

holding in

Finbond on

June 30,

2021, was
ZAR
427.4

million ($
29.9

million translated at

exchange rates applicable

as of June 30,

2021). On or about

March 9, 2020,

Finbond
repurchased
47

million of

its shares

for ZAR
2.91123

per share,

or a

total consideration

of ZAR
136.8

million, in

cash, from

other
Finbond shareholders

which resulted

in an

increase in

the Company’s

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

Equity-accounted investments (continued)

Finbond

The

Company

considered

the

combination

of

the

slow-down

in

business

activity

and

the

lower

share

price

as

impairment
indicators. The

Company performed

an impairment

assessment of

its holding

in Finbond

as of

September 30,

2020. The

Company
recorded

an

impairment

loss

of

$
16.8

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
90
% of

its issued

and outstanding

shares between

them. The

Company calculated

a fair

value
per share for Finbond by applying a liquidity discount of
15
% to the September 30, 2020, Finbond closing price of ZAR
1.04
.

The Company performed a

further impairment assessment of

its holding in

Finbond as of

December 31, 2020, following

a modest
further decline

in its

market price

during the

quarter ended December

31, 2020.

The Company

recorded an

impairment loss

of $
0.8
million

during

the

quarter

ended

December

31,

2020,

related

to

the

other-than-temporary

decrease

in

Finbond’s

value,

which
represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value
(before the

impairment). The

Company calculated

a fair

value per

share for

Finbond by

applying a

liquidity discount

of
15
% to the
December 31,

2020, Finbond

closing price

of ZAR
0.99
. The

total impairment

charge for

the year

ended June

30, 2021,

was $
17.7
million.

Bank Frick

On February 3, 2021,

the Company, through its wholly-owned subsidiary, Net1 Holdings LI AG

(“Net1 LI”), entered into

a share
sales agreement

with the Frick

Family Foundation

(“KFS”) to sell

its entire interest,

or
35
%, in Bank

Frick to KFS

for $
30

million.
Net1 and certain entities within

the IPG group also entered

into an indemnity and release

agreement with KFS and Bank

Frick under
which

the

parties

agreed

to

terminate

all

existing

arrangements

with

Bank

Frick

and

settle all

liabilities

related

to

the

Company’s
activities with Bank Frick

through the payment of

$
3.6

million to KFS. The Company

received $
15.0

million, net, on closing, which
comprised $
18.6

million less the

$
3.6

million due to

KFS to terminate

all existing arrangements

with Bank Frick

and settle all

liabilities
related to IPG’s

activities with Bank

Frick. The Company included

the $
18.6

million within cash flows

from investing activities and
the $
3.6

million within

cash flows from

operating activities

in the

consolidated statement

of cash

flows for

the year

ended June 30,
2021. The outstanding balance due by KFS is expected

to be paid as follows: (i) $
7.5

million on October 30, 2021, which is included
in the caption accounts receivable, net and other receivables in the Company’s consolidated balance sheet as of June 30,

2021, and (ii)
the remaining amount, of $
3.9

million on July 15, 2022, which is included in the caption other long-term assets, including reinsurance assets in

the Company’s

consolidated

balance sheet

as of

June 30,

2021. The

parties entered

into a

security

and pledge

agreement
under which KFS pledged the Bank Frick shares purchased as security for the amounts outstanding under the share sales agreement.

The Company incurred transaction costs of approximately $
0.04

million.

The following table presents the calculation of the loss on disposal of Bank Frick on February 3, 2021:

February 3,
2021
Loss on sale of Bank Frick:
Consideration received in cash on February 3, 2021 $
18,600
Consideration received with note on February 3, 2021, refer to (Note 3) and other long-term assets below
11,400
Less: transaction costs
(42)
Less: carrying value of Bank Frick
(32,892)
Add: release of foreign currency translation reserve from accumulated other comprehensive loss
2,462
Loss on sale of Bank Frick
(1)
$
(472)

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

Equity-accounted investments (continued)

Bank Frick

Payment of option termination fee in April 2020

On October 2, 2019, the Company exercised its option to

acquire an additional
35
% interest in Bank Frick from the

Frick Family
Foundation. The

Company had

agreed to

pay an

amount, the

“Option Price

Consideration”, for

an additional
35
% interest

in Bank
Frick, which represented the higher of CHF
46.4

million ($
46.5

million at exchange rates on October 2, 2019) or
35
% of 15 times the
average

annual

normalized

net

income

of

the

Bank

over

the

two

years

ended

December

31,

2018.

The

shares

would

have

only
transferred on payment

of the Option

Price Consideration,

which was expected

to occur on

the later of

(i) 180 days

after the date

of
exercise

of

the

option;

(ii)

in

the

event

of

any

regulatory

approvals

being

required,

10

days

after

receipt

of

approval

(either
unconditionally or on

terms acceptable to

both parties); and (iii)

10 days after

the date on which

the Option Price

Consideration was
agreed or

finally determined.

On April

9, 2020,

the Company,

through its

wholly owned

subsidiary,

Net1 Holdings

LI AG,

entered
into a termination agreement

pursuant to which the

option to acquire a

further
35
% of Bank Frick was

cancelled. On April 15,

2020,
the Company paid a termination fee of CHF
17.0

million ($
17.5

million) to the Frick Family to cancel the option.

Bank Frick impairment recorded

during the year ended June 30, 2020

The Company

considered the

termination of

the exercise

of the

option to

acquire a

further
35
% of

Bank Frick

an impairment
indicator. The

Company recorded an impairment loss

of $
18.3

million during the quarter ended

March 31, 2020, related to the other-
than-temporary decrease in Bank Frick’s value, which represented the difference between the determined fair value of the Company’s interest

in

Bank

Frick

and

the

Company

carrying

value

(before

the

impairment).

The

Company,

with

the

assistance

of

external
consultants,

considered

a

multiple

based

valuation

approach

in

respect

of

the

March

31,

2020

balance

sheet

date. The

Company
believes that

a price

to book

methodology

is the

most appropriate

for a

valuing a

bank, but

also took

into account

a price

earnings
approach to support the primary methodology. An appropriate peer group was selected based on the activities of Bank Frick and, after applying a

regression analysis

to compensate

for differences

in the

return on

equity in

the peer

group, a

price to

book ratio

of
1.15
times was determined, but

the multiple ranged from
0.7

times to
4.7

times. The Company determined

to use a price to

book multiple
of approximately
0.9

times to value its investment in Bank Frick

as of March 31, 2020. The Company used a

multiple at the lower end
of the

peer group

range as

a result

of Bank

Frick’s

size (based

on net

asset value)

and product

mix relative

to the

peer group.

The
Company’s
35
% portion

of approximately
0.9

times Bank

Frick’s

March 31,

2020, net

asset value

was lower

than the

Company’s
carrying value in Bank Frick as of March 31, 2020. On April 13,

2020, the Company received a cash dividend of approximately CHF
1.3

million ($
1.3

million).

V2 Limited

In August

2019, the Company

made a further

equity contribution

of $
1.3

million to V2

Limited (“V2”)

and in January

2020 it
made its final committed equity

contribution of $
1.3

million bringing the total

equity contribution to $
5.0

million. For its

quarter ended
March 2020,

the Company recorded

an impairment loss

of $
2.5

million, related

to the other-than-temporary

decrease in V2’s

value.
The Company believed

that V2’s

March 2020 net

asset value represented

its fair value

because it did

not have supportable

forecasts
available

at

that

time

to

apply

other

valuation

models,

including

a

discounted

cash

flow.

The

carrying

value

of

the

Company’s
investment in V2 (before the impairment) was higher than its portion of V2’s net asset value and therefore the Company recorded the
impairment loss. In December

2020, the Company no

longer expected to recover its

carrying value in V2 and

impaired its remaining
interest in

V2, recording

an impairment

loss of

$
0.5

million during

the nine

months ended

March 31,

2021. The

Company sold

its
investment in V2 on April 22, 2021, for
one

dollar.

The

Company

had

also

committed

to

provide

V2

with

a

working

capital

facility

of

$
5.0

million,

which

was

subject

to

the
achievement of certain pre-defined objectives, and in June 2020 it provided $
0.5

million to V2 under this facility. In September 2020,
the Company and

V2 agreed to reduce

the $
5.0

million working capital

facility to $
1.5

million. In October

2020, V2 drew down

the
remaining available $
1.0

million of the working

capital facility.

The Company created

an allowance for

doubtful loans receivable

of
$
1.5
  million   during   the   year   ended   June   30,   2021,   related   to   the   full   amount   outsta nding   as   of   June   30,   2021.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

Equity-accounted investments (continued)

Carbon

The Company recorded

an impairment loss

of $
2.9

million during the

fourth quarter of

fiscal 2021, related

to the other-
than-temporary decrease in Carbon’s value. As of June 30, 2021, Carbon had a negative net book value and incurred an operating loss during

the

twelve

months

to

June

30,

2021.

The

Company

considered

these

operating

losses

and

the

negative

net

book

value

as
impairment indicators and performed an impairment

assessment as of June 30, 2021.

The Company considered a variety of valuation
techniques, including

the revenue multiple

and price to

book ratio techniques,

and determined to

value its interest

in Carbon

using a
price

to book

ratio.

The Company

included

the price

to book

ratio of

a number

of African

banks

and digital

banks in

its peer

set.
However, as Carbon had a negative book value as of June 30,

2021, the result would always be nil regardless of the

price to book ratio
of

the

peer

group.

Therefore,

the

Company

concluded

that

its

investment

in

Carbon

had

a

fair

value

of

$
0

(nil)

and

impaired

the
carrying value in Carbon to $
0

(nil).

Walletdoc

In November 2020, the Company’s

subsidiary, Net1 SA, signed

an agreement with Walletdoc

under which Walletdoc

agreed to
repay the loan due to Net1 SA in full and Net1 SA agreed to dispose of its entire interest in Walletdoc to Walletdoc.

DNI

As of

June 30,

2019, the

Company owned
30
% of

the voting

and economic

rights of

DNI. In

February 2020,

the Company’s
ownership percentage in

DNI reduced from approximately
30
% to
27
% following the issuance

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

Limited (“Net1 SA”)

granted an

option to DNI,

or its

nominee,
to acquire

the
30,394,765

DNI shares

Net1 SA

held. The

option strike

price was

calculated as

ZAR
2.827

billion ($
158.0

million,
translated

at exchange

rates applicable

as of

March 31,

2020) less

any

special distribution

made by

DNI multiplied

by Net1

SA’s
retained interest (i.e.

assuming no special

distribution, the strike

price for the

retained interest was

ZAR
859.3

million, or $
48.0

million,
translated at exchange

rates applicable as

of June 30,

2020).

It was permissible

for the call

option to be

split into smaller

denominations,
but Net1 SA could not

be left with less than
20
% unless the whole remaining

interest was disposed of.

DNI was entitled to nominate
another party to

exercise the call

option in the

place of DNI,

provided that the

nominated party

acquired call options

representing at
least
2.5
% of DNI’s voting and participation

interests.

The option was

exercised on March 31,

2020. DNI nominated

MIC Investment Holdings Proprietary

Limited (“MIC”) to

exercise
a

portion

of

the

option

to

acquire
26,886,310

of

the
30,394,765

DNI

shares

for

ZAR
760.0

million

($
42.5

million,

translated

at
exchange rates

applicable as of

March 31, 2020)

from Net1 SA.

The transaction

closed on April

1, 2020 and

MIC settled the

option
consideration in cash. On March 31, 2020, and together with the

MIC transaction, DNI exercised a portion

of the option to acquire the
remaining
3,508,455

DNI shares from

Net1 SA for

ZAR
99.2

million ($
5.5

million, translated at

exchange rates applicable as

of March
31, 2020) through the issue of a note to Net1 SA. The transaction also closed on April 1, 2020.

The note

was unsecured. The

note principal

was repayable

in
18

equal monthly installments

of ZAR
5.5

million ($
0.3

million,
translated at exchange rates applicable

as of June 30, 2020) commencing

on October 31, 2020. Interest was

charged at a fixed rate of
7.25
% per annum and accrued monthly from October 1, 2020 and was repayable together with the principal payments. The Company adjusted the

12-month JIBAR

interest rate

of
6.33
% quoted

by Rand

Merchant Bank

by
0.30
% to

derive a

24-month rate

of
6.63
%
which was

used to

determine

the present

value of

the ZAR
99.2

million note.

The present

value of

the note

as of

March 31,

2020,
using the

derived interest

rate and

the expected

cash repayments

was ZAR
95.7

million ($
5.4

million, translated

at exchange

rates
applicable as of March 31, 2020). The portion of the note that was expected to be repaid during the twelve months following June 30,
2020, was

included in

accounts receivable,

net and

other receivables

in the

consolidated balance

sheet as

of June

30, 2020

(refer to
Note 3). The remaining amount (the long-term portion) was included in other long-term assets in the consolidated balance sheet as of
June 30, 2020 (refer also to the section “Other long-term assets” below)

.

Th e   Company   incurred   transaction   costs   of   approximately   $
1.0
  million .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

Equity-accounted investments (continued)

DNI

Sale of remaining interest

in April 2020

The following table presents the calculation of the loss on disposal of DNI on

April 1, 2020:

April 1
2020
Consideration received in cash on April 1, 2020 -
26,886,310

shares
$
42,477
Consideration received with note on April 1, 2020 - present value of note

-
3,508,455

shares
5,354
Less: transaction costs
(1,010)
Less: carrying value of DNI
(36,508)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss
(11,323)
Loss on sale of DNI before tax
(1,010)
Taxes related to sale of

DNI
-
Capital gains tax related to sale of DNI
(1)
2,475
Utilization of capital loss carryforwards
(1)
(2,475)
Loss on disposal of DNI after tax $
(1,010)

(1) Net1 SA recorded a valuation allowance related to capital losses previously generated but not utilized. The Company utilized
approximately $
12.0

million of these unutilized capital losses as a result of the disposal of its remaining interest in DNI in April 2020 and, therefore, the equivalent portion of the valuation allowance created was released.

Sale of 8% in May 2019

On

May

3,

2019,

Net1

SA

entered

into

a

transaction

with

FirstRand

Bank

Limited,

acting

through

its

Rand

Merchant

Bank
division

(“RMB”),

in

terms

of

which

Net1

SA

reduced

its

shareholding

in

DNI

from
38
%

to
30
%

through

the

sale

of
7,605,235
ordinary “A” shares

in DNI for a transaction

consideration of ZAR
215.0

million ($
15.0

million) (the “RMB Disposal”).

The parties
used a cashless

settlement process on

closing. The transaction

closed on May

3, 2019, and the

Company used the

proceeds from the
sale of

these DNI

shares and

ZAR
15.0

million of

its existing

cash reserves

to settle

its outstanding

long-term borrowings

of ZAR
230.0

million in full.

The following table presents the calculation of the gain on disposal of the 8%

retained interest in DNI on May 3, 2019:

May 3,
2019
May 3, 2019 fair value of consideration received $
15,011
Less: equity-method interest sold
(14,996)
Less: released from accumulated other comprehensive loss – foreign currency translation reserve (as restated)
(Note 1 and Note 14)
162
May 2019 gain recognized on disposal, before tax
177
Capital loss related to disposal
(1)
-
Gain recognized on disposal, after tax, as of May 3, 2019 $
177

(1)

The disposal

of the
8
% interest

in DNI

resulted

in a

capital loss

for

tax purposes

of approximately

$
23.9

million and

the
Company provided a

valuation allowance of

$
23.9

million against this capital

loss because it did

not have any

capital gains to offset
against this amount at the time.

DNI impairments recorded

during the year ended June 30, 2020

During year ended June 30, 2020, the Company recorded impairment losses of $
13.1

million. These impairment losses included
(i) an

amount of

$
11.5

million related

to the difference

between the

fair value

of consideration

received on

April 1, 2020

following
the

sale

of

its remaining

interest,

and

the

carrying

value

of DNI

as of

March

31,

2020,

which

included

$
11.3

million

included

in
accumulated other

comprehensive loss as

of March 31,

2020, and (ii)

an amount of

$
1.6

million representing

the excess of

recorded
earnings from DNI over

its carrying value, calculated

as the amount that

the Company could receive pursuant

to the call option

granted
to   DNI   in   May   2019 .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments during the years ended 2021 and 2020,

which includes the
investment in equity and the investment in loans provided to equity-accounted investees:

Finbond Bank Frick DNI Other
(1)
Total
Investment in equity
Balance as of June 30, 2019 $
32,611
$
47,240
$
61,030
$
7,398
$
148,279
Acquisition of shares

274
-
-
2,500
2,774
Stock-based compensation

71
-
-
-
71
Comprehensive (loss) income:
4,067
(17,273)
(9,744)
(4,365)
(27,315)
Other comprehensive income

2,227
-
-
-
2,227
Equity accounted (loss) earnings
1,840
(17,273)
(9,744)
(4,365)
(29,542)
Share of net income (loss)
1,857
1,421
4,676
(1,865)
6,089
Amortization of acquired intangible
assets

-
(569)
(1,874)
-
(2,443)
Deferred taxes on acquired intangible
assets

-
136
524
-
660
Dilution resulting from corporate
transactions

(17)
-
-
-
(17)
Impairment
-
(18,261)
(13,070)
(2,500)
(33,831)
Dividends received

(274)
(1,308)
(1,787)
(454)
(3,823)
Sale of DNI
-
-
(36,508)
-
(36,508)
Foreign currency adjustment
(2)
(5,873)
1,080
(12,991)
(478)
(18,262)
Balance as of June 30, 2020
30,876
29,739
-
4,601
65,216
Stock-based compensation

(25)
-
-
-
(25)
Comprehensive (loss) income:
(23,976)
1,156
-
(4,025)
(26,845)
Other comprehensive income

(1,967)
-
-
-
(1,967)
Equity accounted (loss) earnings
(22,009)
1,156
-
(4,025)
(24,878)
Share of net income (loss)
(4,359)
1,156
-
(531)
(3,734)
Impairment
(17,650)
-
-
(3,494)
(21,144)
Dividends received

-
-
-
(194)
(194)
Sale of DNI
-
(32,892)
-
(13)
(32,905)
Foreign currency adjustment
(2)
2,947
1,997
-
(187)
4,757
Balance as of June 30, 2021 $
9,822
$
-
$
-
$
182
$
10,004
Investment in loans:
Balance as of June 30, 2019 $
-
$
-
$
-
$
148
$
148
Loans granted
-
-
-
1,230
1,230
Allowance for doubtful loans
-
-
-
(730)
(730)
Foreign currency adjustment
(2)
-
-
-
(28)
(28)
Balance as of June 30, 2020
-
-
-
620
620
Loans repaid
-
-
-
(134)
(134)
Loans granted
-
-
-
1,238
1,238
Allowance for doubtful loans
-
-
-
(1,738)
(1,738)
Foreign currency adjustment
(2)
-
-
-
14
14
Balance as of June 30, 2021 $
-
$
-
$
-
$
-
$
-
Equity Loans Total
Carrying amount as of :
June 30, 2020 $
65,216

$
620

$
65,836

June 30, 2021 $
10,004

$
-

$
10,004

(1) Includes Carbon, SmartSwitch Namibia, V2 and Walletdoc;
(2)

The

foreign

currency

adjustment

represents

the

effects

of

the

fluctuations

of

the

Swiss

franc,

ZAR,

Nigerian

naira

and
Namibian   dollar,   against   the   U.S.   dollar   on   the   carrying   value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

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

Finbond
(1)
Bank Frick
(2)
DNI Other
(3)
Balance sheet, as of February 28 June 30 June 30 Various
Current assets
(4)
2021 $ n/a $ n/a $ n/a $
24,066
2020 n/a n/a n/a
19,910
Long-term assets
2021
289,260
n/a n/a
4,977
2020
294,734
1,042,366
n/a
6,145
Current liabilities
(4)
2021 n/a n/a n/a
26,983
2020 n/a n/a n/a
7,824
Long-term liabilities
2021
208,043
n/a n/a
5,732
2020
189,159
940,948
n/a
18,076
Non-controlling interest
2021
13,574
n/a n/a
-
2020
15,795
- n/a
(73)
Statement of operations, for the period ended February 28 June 30
(2)
June 30
(5)
Various
Revenue
2021
95,847
35,641
n/a
6,404
2020
161,378
37,864
68,983
7,862
2019
174,177
41,126
15,898
33,707
Operating income (loss)
2021
(18,980)
3,860
n/a
(2,413)
2020
17,483
4,815
24,563
(5,064)
2019
20,355
3,633
5,814
(753)
Income (loss) from continuing operations
2021
(15,466)
3,303
n/a
(2,539)
2020
14,449
4,053
17,092
(5,116)
2019
17,761
3,169
4,306
(915)
Net income (loss)
2021
(17,889)
3,303
n/a
(2,539)
2020
6,433
4,053
15,772
(5,014)
2019 $
9,385
$
3,169
$
4,481
$
(1,029)

(1) Finbond balances included were derived from its publicly available information and presented for its years ended February;
(2) Bank Frick

disposed of in February

2021. Statement of operations

information for Bank

Frick is for the

period from July 1,
2020 to January 31, 2021, and the full twelve months for both fiscal 2020 and 2019.
(3) Includes

Carbon, SmartSwitch

Namibia, Revix,

Walletdoc

and V2,

as appropriate.

Balance sheet

information

for Carbon,
SmartSwitch Namibia, Revix and

V2 is as of June 30,

2021 and 2020,

and Walletdoc

as of February 29, 2021 and

February 28,
2020,

respectively.

Statement of

operations information

for Carbon,

SmartSwitch Namibia,

Revix, and

V2 for

the year

ended
June 30, and Walletdoc

for the year ended February 28/29 (as appropriate);
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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of June 30,

2021, and June 30, 2020:

June 30, June 30,
2021 2020
Total equity investments

$
76,297
$
26,993
Investment in
11
% (2020:
12
%) of MobiKwik
(1)
76,297
26,993
Investment in
15
%

of Cell C, at fair value (Note 5)
-
-
Investment in
87.50
% of CPS (Note 23)
(1)(2)
-
-
Total held to maturity

investments

-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
% notes
-
-
Long-term portion of amount due related to sale of interest in Bank Frick
(3)
3,890
-
Long-term portion of amount due from DNI related to sale of remaining interest in DNI
-
2,857
Policy holder assets under investment contracts (Note 10)
381
490
Reinsurance assets under insurance contracts (Note 10)
1,298
1,006
Total other long-term

assets
$
81,866
$
31,346

(1)

The Company

determined

that

MobiKwik

and CPS

do not

have

readily

determinable

fair

values

and

therefore

elected to
record these investments

at cost minus impairment,

if any,

plus or minus changes

resulting from observable

price changes in orderly
transactions for the identical or a similar investment of the same issuer.
(2) On October 16, 2020,

the High Court of

South Africa, Gauteng Division, Pretoria

ordered that CPS be

placed into liquidation.
(3) Long-term portion of amount due related to sale of interest in Bank Frick represents the amount due by the purchaser in July
2022.

MobiKwik

The Company

signed a

subscription agreement

with MobiKwik,

which is

one of

India’s

largest independent

mobile payments
networks,

with over
100

million

users and
2.3

million merchants.

Pursuant

to the

subscription

agreement,

the Company

agreed

to
make an equity investment of up

to $
40.0

million in MobiKwik over a
24
-month period. The Company made

an initial $
15.0

million
investment in

August 2016 and

a further $
10.6

million investment in

June 2017, under

this subscription agreement.

During the year
ended June 30, 2019, the

Company paid $
1.1

million to subscribe for additional

shares in MobiKwik. As of

June 30, 2021 and 2020,
respectively, the

Company owned approximately
11
% and
12
% of MobiKwik’s issued share capital.

During the year

ended June 30,

2021, MobiKwik

entered into a

number of separate

agreements with new

shareholders to

raise
additional capital through the issuance of additional shares. Specifically, the Company used the following transactions as the basis for its fair value

adjustments to

its investment in

MobiKwik during

the year ended

June 30, 2021:

(i) in early

November 2020,

$
135.54
per share; March 2021,

$
170.33

per share; and June

2021, $
245.50

per share. The Company

considered each of these

transactions to
be an observable

price change in an

orderly transaction for

similar or identical equity

securities issued by MobiKwik.

The Company
used the

November 2020

valuation as

the basis

for its

adjustment to

increase the

carrying value

in its

investment in

MobiKwik by
$
15.1

million from $
27.0

million to $
42.1

million as of December 31, 2020. The Company

used the March 2021 valuation as the basis
for its adjustment to increase

the carrying value in

its investment in MobiKwik

by $
10.8

million from $
42.1

million to $
52.9

million
as of March 31,

2021. The Company used

the June 2021 valuation

as the basis for its

adjustment to increase the

carrying value in its
investment in

MobiKwik by

$
24.0

million from

$
52.9

million to $
76.3

million as

of June 30,

2021. The

change in

the fair

value of
MobiKwik for the year ended June 30, 2021, of $
49.3

million, is included in the caption “Change in fair value of equity securities” in the consolidated statement of operations for the year ended June 30,

2021.

Cell C

On

August

2,

2017,

the

Company,

through

its

subsidiary,

Net1SA,

purchased
75,000,000

class

“A”

shares

of

Cell

C

for

an
aggregate purchase price of ZAR
2.0

billion ($
151.0

million) in cash. The Company funded the transaction

through a combination of
cash and a

borrowing facility.

Net1 SA has

pledged, among other

things, its entire

equity interest in

Cell C as

security for the

South
African facilities described in Note 11 used to partially fund the acquisition of Cell C. The Company’s investment in Cell is carried at
fair   value.   Refer   to   Note   5   for   additional   information   regarding   changes   in   the   fair   value   of   Cell   C.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

Other long-term assets (continued)

CPS

The Company deconsolidated its investment in CPS in May

2020, refer to Note 23. As of June 30, 2021 and 20

20, respectively,
the Company owned
87.5
% of CPS’ issued share capital.

Cedar Cellular

No

interest income from the Cedar Cellular note was recorded during the years ended June 30, 2021 and 2020, respectively. The
Company recognized interest income of $
2.4

million related to the Cedar Cellular notes during the year ended June 30, 2019. Interest on this investment will only

be paid, at Cedar Cellular’s

election, on maturity

in August 2022. The

Company’s effective

interest rate
on the Cedar Cellular note was
24.82
% as of June 30, 2019.

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

The Company cannot

calculate an effective

interest rate on the

Cedar Cellular note

because the carrying

value is currently zero
($
0.0

million) as of June 30, 2021 and 2020. The Company

therefore cannot calculate the present value of the

expected cash flows to
be collected

from the

debt security

by discounting

these cash

flows at the

interest rate

implicit in

the security

upon acquisition

(at a
rate of
24.82
%) because there are no future cash flows to

discount. The present value of the expected cash flows of zero

($
0.0

million)
is less than

the amortized

cost basis recorded

of $
12.8

million (before the

cumulative 2019 impairments

for the year

ended June 30,
2019). Accordingly,

the Company

recorded an

other-than-temporary

impairment related

to a

credit loss

of $
12.8

million during

the
year

ended June

30, 2019.

The impairment

of $
12.8

million is

included

in the

caption “Impairment

of Cedar

Cellular note”

in the
consolidated statement of operations for the year ended June 30,

2019.

Summarized below

are the components

of the Company’s

equity securities

without readily

determinable fair

value and held

to
maturity investments as of June 30, 2021:

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in Mobikwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297

Summarized below are the components of the Company’s

equity securities without readily determinable fair value and held to maturity investments as of June 30, 2020:

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in MobiKwik $
26,993
$
-
$
-
$
26,993
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
-
$
-
$
26,993

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.   EQUITY - ACCOUNTED   INVESTMENTS   AND   OTHER   LONG - TERM   ASSETS   (continued)

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of June 30, 2021:

Cost basis
Estimated
fair
value
(1)
Due in one year or less

$
-
$
-
Due in one year through five years
(2)
-
-
Due in five years through ten years

-
-
Due after ten years

-
-
Total

$
-
$
-

(1)

The

estimated

fair

value

of

the

Cedar

Cellular

note

has

been

calculated

utilizing

the

Company’s

portion

of

the

security
provided to the Company by Cedar Cellular, namely,

Cedar Cellular’s investment in Cell C.
(2) The cost basis is zero ($
0.0

million).

9.   GOODWILL   AND   INTANGIBLE   ASSETS ,   net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2021, 2020 and 2019:

Gross value
Accumulated
impairment Carrying value
Balance as of July 1, 2018 $
73,572
$
(20,773)
$
52,799
Impairment loss
-
(14,440)
(14,440)
Foreign currency adjustment
(1)
(1,099)
56
(1,043)
Balance as of June 30, 2019
72,473
(35,157)
37,316
Impairment loss
-
(5,589)
(5,589)
Disposal of FIHRST (Note 23)
(599)
-
(599)
Deconsolidation of CPS (Note 23)
(1,346)
1,346
-
Foreign currency adjustment
(1)
(7,334)
375
(6,959)
Balance as of June 30, 2020
63,194
(39,025)
24,169
Liquidation of subsidiaries
(2)
(26,629)
26,629
-
Foreign currency adjustment
(1)
6,384
(1,400)
4,984
Balance as of June 30, 2021 $
42,949
$
(13,796)
$
29,153

(1)

– The foreign

currency adjustment represents

the effects

of the fluctuations

between the South

African Rand and

the Euro,
and the U.S. dollar on the carrying value.
(2) – The Company deconsolidated the goodwill and accumulated impairment related to entities it substantially liquidated
during the year ended June 30, 2021.

Impairment loss

The Company assesses the carrying

value of goodwill for impairment

annually, or

more frequently,

whenever events occur and
circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year.

Year ended

June 30, 2021

The   Company   did
no
t   impair   any   goodwill   during   the   year   ended   June   30,   2021.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.   GOODWILL   AND   INTANGIBLE   ASSETS ,   net   (continued)

Goodwill (continued)

Impairment loss (continued)

Year ended

June 30, 2020 (continued)

During the

third quarter

of fiscal

2020, the

Company performed

an impairment

analysis and

recognized an

impairment loss

of
$
5.6

million, related to goodwill allocated to its EasyPay business within its South

African transaction processing operating segment.
The impairment loss resulted from a reassessment of the business’s growth prospects given the challenging economic environment in
South Africa. The impairment

is included within the

caption impairment loss in the

consolidated statement of operations

for the year
ended June 30, 2020.

In order to determine the amount of the EasyPay goodwill impairment, the estimated fair value of EasyPay’s business assets and liabilities were compared

to the carrying value

of its assets and liabilities.

The Company used a

discounted cash flow model

in order
to determine the

fair value of

EasyPay.

Based on this

analysis, the Company

determined that the

carrying value of

EasyPay’s assets
and liabilities exceeded their fair value at the reporting date.

Year ended

June 30, 2019

During the second quarter of fiscal 2019, the Company performed an impairment analysis and recognized an impairment loss of
approximately

$
8.2

million,

of

which

approximately

$
7.0

million

related

to

goodwill

allocated

to

its

IPG

business

within

its
international

transaction

processing

operating

segment

and

$
1.2

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

In order to determine the amount of the

IPG goodwill impairment, the estimated fair value of

the Company’s IPG business assets
and liabilities was compared to the carrying value of IPG’s

assets and liabilities. The Company used a discounted cash flow model in
order to determine

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

of $
6.2

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

the $
6.2

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

recognized, the

Company determined

that the

carrying value

of the

reporting unit’s

assets and

liabilities exceeded
their fair value at the reporting date.

In the event

that there is

deterioration in the

Company’s operating

segments, or in

any other of

the Company’s

businesses, this
may   lead   to   additional   impairments   in   future   periods .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.   GOODWILL   AND   INTANGIBLE   AS SETS ,   net   (continued)

Goodwill (continued)

Refer to Note 20 for additional information regarding changes to the Company’s reportable segments during the year ended June
30, 2021. Goodwill has been allocated to the Company’s

reportable segments as follows:

Processing Financial services Technology Carrying value
Balance as of July 1, 2018 $
28,614
$
-
$
24,185
$
52,799
Impairment loss
(8,191)
-
(6,249)
(14,440)
Foreign currency adjustment
(1)
(558)
-
(485)
(1,043)
Balance as of June 30, 2019
19,865
-
17,451
37,316
Impairment loss
(5,589)
- -
(5,589)
Disposal of FIHRST (Note 23)
(599)
(599)
Foreign currency adjustment
(1)
(3,688)
-
(3,271)
(6,959)
Balance as of June 30, 2020
9,989
-
14,180
24,169
Foreign currency adjustment
(1)
1,978
-
3,006
4,984
Balance as of June 30, 2021 $
11,967
$
-
$
17,186
$
29,153

(1)

– The

foreign currency

adjustment represents

the effects

of the

fluctuations between

the South

African rand

and the Euro,
and the U.S. dollar on the carrying value.

Intangible assets

Impairment loss

The Company

assesses the carrying

value of

intangible assets

for impairment

whenever events

occur or

circumstances change
indicating that

the carrying

amount of

the intangible

asset may

not be

recoverable. Except

as discussed

below,
no

intangible assets
have been impaired during the years ended June 30, 2021, 2020 and 2019,

respectively.

Year ended

June 30, 2020

During

the third

quarter of

fiscal 2020

,

the Company

determined

that its

indefinite-lived

intangible

asset, a

Maltese e-money
license, of

$
0.7

million was

impaired. The

facts and

circumstances leading

up to

the impairment

include the

losses incurred

by the
Company’s

IPG business

unit. In

fiscal 2019,

IPG formulated

a plan

to return

to profitability,

however,

it missed

a number

of key
deliverable deadlines and

was reformulating its growth

plans following the decision

not to acquire a controlling

stake in Bank Frick.
The impairment is included within the caption impairment loss to the consolidated statement of operations for the year ended June 30,
2020 .   The   intangible   asset   was   not   allocated   to   an   operating   segment   and   is   included   within   corporate/   eliminations   (refer   to   Note   20 ).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.   GOODWILL   AND   INTANGIBLE   ASSETS ,   net

Intangible assets (continued)

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2021, and June 30,
2020:

As of June 30, 2021 As of June 30, 2020
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships $
10,340
$
(10,340)
$
-
$
19,064
$
(18,806)
$
258
Software and unpatented
technology
1,726
(1,726)
-
3,931
(3,931)
-
FTS patent

2,679
(2,679)
-
2,211
(2,211)
-
Trademarks

2,015
(1,658)
357
2,731
(2,377)
354
Total finite-lived

intangible
assets

$
16,760
$
(16,403)
357
$
27,937
$
(27,325)
612
Indefinite-lived intangible assets:
Financial institution licenses
(1)
-
-
Total indefinite

-lived
intangible assets

-
-
Total intangible

assets

$
357
$
612

(1)

The Company

deconsolidated the

Malta e-money

licence following

the substantial

liquidation of

its Malta

business during
the year ended June 30, 2021.

Aggregate

amortization

expense

on

the

finite-lived

intangible

assets for

the

years

ended

June

30,

2021,

2020

and

2019,

was
approximately $
0.4

million, $
0.3

million and $
7.1
, respectively.

Future estimated annual amortization expense for

the next five fiscal

years and thereafter, assuming exchange rates that

prevailed
on June

30, 2021,

is presented in

the table below.

Actual amortization

expense in future

periods could differ

from this estimate

as a
result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2022 $
72
Fiscal 2023
72
Fiscal 2024
71
Fiscal 2025
71
Fiscal 2026
71
Total future

estimated annual amortization expense
$
357

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10 .   ASSETS   AND   POLICYHOLDER   LIABILITIES   UNDER   INSURANCE   AND   INVESTMENT   CONTRACTS

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the years
ended June 30, 2021 and 2020:

Reinsurance
Assets
(1)
Insurance
contracts
(2)
Balance as of July 1, 2019 $
1,163
$
(1,880)
Increase in policy holder benefits under insurance contracts

509
(3,024)
Claims and policyholders’ benefits under insurance contracts
(449)
3,182
Foreign currency adjustment
(3)
(217)
352
Balance as of June 30, 2020
1,006
(1,370)
Increase in policy holder benefits under insurance contracts

711
8,032
Claims and policyholders’ benefits under insurance contracts
(632)
(8,383)
Foreign currency adjustment
(3)
213
(290)
Balance as of June 30, 2021 $
1,298
$
(2,011)

(1) Included in other long-term assets (refer to Note 8);
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
30, 2021 and 2020:

Assets
(1)
Investment
contracts
(2)
Balance as of July 1, 2019 $
619
$
(619)
Increase in policy holder benefits under investment contracts

17
(17)
Claims and decrease in policyholders’ benefits under investment contracts

(29) 29
Foreign currency adjustment
(3)
(117)
117
Balance as of June 30, 2020
490
(490)
Increase in policy holder benefits under investment contracts

13
(13)
Claims and decrease in policyholders’ benefits under investment contracts

(227)
227
Foreign currency adjustment
(3)
105
(105)
Balance as of June 30, 2021 $
381
$
(381)

(1) Included in other long-term assets (refer to Note 8);
(2) Included in other long-term liabilities;
(3) Represents the effects of the fluctuations of the ZAR against the

U.S. dollar.

The Company does not offer any investment products with

guarantees related to capital or returns.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11 .   BORROWINGS

South Africa

The amounts below have been translated at exchange rates applicable as of the dates specified.

July 2017 Facilities, as amended, comprising long-term borrowings (all repaid)

and a short-term facility (Facility E)

On July 21, 2017, Net1 SA entered into a Common Terms Agreement, Subordination Agreement, Security Cession & Pledge and
certain ancillary loan documents (collectively, the “Original Loan Documents”) with RMB, a South African corporate and investment bank,

and Nedbank

Limited (acting

through

its Corporate

and

Investment

Banking division),

an African

corporate and

investment
bank (collectively, the “Lenders”). Since 201

7, these agreements have been amended to add additional facilities. Facilities A, B, C, D and F have been repaid and cancelled. As of June 30, 2021, the only remaining available facility is an overdraft facility (“Facility E”).

Available short-term facility - Facility

E

On September 26, 2018, Net1 SA further revised its amended

July 2017 Facilities agreement with RMB to include Facility E, an overdraft facility

of up

to ZAR
1.5

billion ($
104.5

million, translated

at exchange

rates applicable

as of

June 30,

2021) to

fund the
Company’s ATMs. The Facility E overdraft

facility was

subsequently reduced to

ZAR
1.2

billion ($
83.9

million, translated at

exchange
rates applicable as of June 30, 2021) in September 2019.

On August 2, 2021, Net1 SA and RMB entered into a Letter of Amendment to increase Facility

E from ZAR
1.2

billion to ZAR
1.4

billion ($
97.9

million, translated at

exchange rates

applicable as of

June 30,
2021). Interest on the

overdraft facility is payable

on the first

day of month following

utilization of the facility

and on the

final maturity
date based on the

South African prime rate.

The overdraft facility amount

utilized must be repaid

in full within one

month of utilization
and at least
90
% of the

amount utilized must

be repaid

within
25 days
. The overdraft

facility is secured

by a pledge

by Net1 SA

of,
among

other

things,

cash

and

certain

bank

accounts

utilized

in

the

Company’s

ATM

funding

process,

the

cession

of

Net1

SA’s
shareholding in

Cell C, the

cession of

an insurance

policy with Senate

Transit Underwriters

Managers Proprietary

Limited, and any
rights and

claims Net1

SA has against

Grindrod Bank

Limited. As

at June

30, 2021,

the Company

had utilized

approximately ZAR
0.2

billion ($
14.2

million) of this overdraft facility. This overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to

cash to fund

the Company’s ATMs is considered restricted cash. The

prime rate on

June 30, 2021,

was 7.00%.

Repaid and cancelled facilities - Facility A, B, C, D and F

As part of

the Original

Loan Documents

concluded on

July 21, 2017,

Net1 SA also

entered into

Senior Facility A

Agreement,
Senior Facility B Agreement and Senior Facility C Agreement,

pursuant to which, among other things, Net1 SA borrowed

ZAR
1.25
billion to finance

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

Nedbank to include
a facility (“Facility F”) of up to ZAR
300.0

million ($
17.3

million, translated at exchange rates applicable as of June 30, 2020) for the sole purpose of funding the acquisition of airtime

from Cell C. Net1 SA could not dispose

of the airtime acquired from Cell C before
April 1, 2020, without the prior consent of RMB, Absa Bank Limited and Investec Asset Management Proprietary Limited. Facility F
comprised (i)

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
5.50
% per annum and was due in full on repayment of the loan. The margin on the Facility F increased by 1% on November

1, 2019,
because   the   Company   had   not   disposed   of   its   remaining   shareholding   in   DNI   and   FIHRST   by   that   date.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11 .   BORROWINGS   (continued)

South Africa (continued

July

2017

Facilities,

as

amended,

comprising

long-term

borrowings

(all

repaid)

and

a

short-term

facility

(Facility

E)
(continued)

Repaid and cancelled facilities - Facility A, B, C, D and F (continued)

Net1 SA

paid a

non-refundable

structuring

fee of

ZAR
2.2

million

($
0.1

million)

to the

Lenders

in September

2019, and

the
Company expensed this amount in full during the

first quarter of fiscal 2020. The

Company settled the facility in full on

April 1, 2020,
utilizing a portion of the proceeds received from the sale of its remaining stake in DNI, and the facility was cancelled.

Nedbank facility, comprising short-term facilities

As of June 30, 2021, the aggregate amount of

the Company’s short-term South African credit facility with Nedbank Limited was
ZAR
406.6

million ($
28.4

million). The

credit facility

comprises an

overdraft facility

of up

to ZAR
250.0

million ($
17.5

million),
which may only be used to

fund mobile ATMs and indirect and derivative facilities of up to ZAR
156.6

million ($
10.9

million), which
include guarantees, letters of credit and forward exchange contracts.

On November 2, 2020, the Company amended its short

-term South African credit facility with Nedbank Limited

to increase the
indirect

and

derivative

facilities

component

of

the

facility

from

ZAR
150.0

million

to

ZAR
159.0

million.

On

June

1,

2021,

the
Company

further

amended

its short-term

South

African

credit facility

with Nedbank

Limited

to reduce

the indirect

and derivative
facilities component of the facility

from ZAR
159.0

million to ZAR
157.0

million, and to cancel its ZAR
50

million general banking
facility.

The Company

has entered

into cession

and pledge

agreements with

Nedbank related

to certain

of its

Nedbank credit

facilities
(the general banking

facility and a

portion of the

indirect facility) and

the Company has

ceded and pledged

certain bank accounts

to
Nedbank and also provided a

the cession of Net1

SA’s

shareholding in Cell C.

The funds included in these

bank accounts are restricted
as they may

not be withdrawn

without the express

permission of Nedbank.

These funds, of

ZAR
156.6

million ($
10.9

million translated
at exchange

rates applicable

as of June

30, 2021),

are included within

the caption restricted

cash related

to ATM

funding and

credit
facilities on the Company’s consolidated

balance sheet as of June 30, 2021.

The Company

has also

ceded all

of its

title and

interest in

an insurance

policy issued

by Fidelity

Risk Proprietary

Limited as
security for its repayment obligations under the facility.

A commitment fee of
0.35
% per annum is payable on the monthly unutilized
amount of the

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

2021, the Company had total funds of $
0.2

million
in

bank

accounts

with

Nedbank

which

have

been

set off

against $
0.2

million

drawn

under

the Nedbank

facility,

for a

net

utilized
facility balance of

$
0

(nil) as of June

30, 2021. As of

June 30, 2020, the

Company had total funds

of $
12.4

million in bank accounts
with Nedbank

which have

been set

off

against $
12.4

million drawn

under

the Nedbank

facility,

for a

net amount

drawn under

the
facility of $
0.1

million. As of June 30, 2021, the interest rate on the overdraft facility was
5.85
%.

As of June 30, 2021, the Company had not utilized its ZAR
250.0

million overdraft facility to fund ATMs.

As of June 30, 2020,
the Company

had utilized

approximately ZAR
1.0

million ($
0.1

million) of

its ZAR
300.0

million overdraft

facility to fund

ATMs,
and
none

of

its

ZAR
50.0

million

general

banking

facility.

As

of

June

30,

2021

and

June

30,

2020,

the

Company

had

utilized
approximately

ZAR
156.6

million

($
10.9

million) and

ZAR
93.6

million ($
5.4

million), respectively,

of its

indirect and

derivative
facilities of ZAR
156.6

million (2020: ZAR
150

million) to enable the bank to issue

guarantees, letters of credit and forward exchange
contracts,

in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 21).

United States, a short-term facility (this facility has been repaid and cancelled)

On September 14, 2018, the Company renewed its $
10.0

million overdraft facility from Bank Frick and on February 4, 2019, the
Company increased the overdraft facility to $
20.0

million. As of June 30, 2019, the Company had utilized approximately $
9.5

million
of this facility. The Company’s

$
20

million facility from Bank Frick was settled in full and cancelled in March 2020. The facility was
secured   by   a   pledge   of   the   Company’s   investment   in   Bank   Frick   and   the   shares   under   the   pledge   were   released   upon   cancellation .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11 .   BORROWINGS   (continued)

Movement

in short-term credit facilities

Summarized below are the Company’s short

-term facilities as of June 30, 2021, and the movement in the Company’s short-term facilities from as of June 30, 2020 to as of June 30, 2021:

South Africa
United
States
Amended
July 2017 Nedbank Bank Frick Total
Short-term facilities available as of June 30, 2021 $
83,910
$ 28,428 $
112,338
Overdraft restricted as to use for ATM

funding only
83,910
17,481
101,391
Indirect and derivative facilities

-
10,947
10,947
Movement in utilized overdraft facilities:

Balance as of June 30, 2019
69,566
5,880
$
9,544
84,990
Utilized

603,134
69,245
17,384
689,763
Repaid
(647,990)
(73,017)
(26,928)
(747,935)
Foreign currency adjustment
(1)
(9,954)
(2,050)
-
(12,004)
Balance as of June 30, 2020
(2)
14,756
58
-
14,814
Restricted as to use for ATM

funding only
14,756
58
14,814
No restrictions as to use

-
-
-
Utilized

340,655
19,428
360,083
Repaid
(346,187)
(19,253)
(365,440)
Foreign currency adjustment
(1)
5,021
(233)
4,788
Balance as of June 30, 2021
(3)
14,245
-
14,245
Restricted as to use for ATM

funding only
14,245
-
14,245
Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2019
-
6,643
-
6,643
Foreign currency adjustment
(1)
-
(1,245)
-
(1,245)
Balance as of June 30, 2020
-
5,398
-
5,398
Utilized

-
4,009
-
4,009
Foreign currency adjustment
(1)
-
1,540
-
1,540
Balance as of June 30, 2021 $
-
$
10,947
$
-
$
10,947

(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.

(2) As of June 30, 2020, there were
no

amounts offset against the Nedbank overdraft facilities.
(3) As of June 30, 2021, there was $
0.2

million offset against the Nedbank overdraft facilities.

Movement in long-term borrowings

The Company

had no long-term

borrowings as

of June 30,

2021. Summarized

below is the

movement in

the Company’s

long-
term borrowing from as of June 30, 2019, to as of June 30, 2020:

South Africa
Amended July
2017 Total
Balance as of July 1, 2019 $
-
$
-
Utilized
14,798
14,798
Repaid from sale of DNI shares (Note 8)
(14,503)
(14,503)
Foreign currency adjustment
(1)
(295)
(295)
Balance as of June 30, 2020 $
-
$
-

(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.

Interest expense

incurred under

the Company’s

South African

long-term borrowing

during the

years ended

June 30,

2020 and
2019, was $
0.6

million and $
2.9

million, respectively.

There was
no

prepaid facility fee

amortization during the

year ended June 30,
2020. Prepaid facility fees amortized during the years ended June 30, 2019,

was $
0.3

million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12 .   OTHER   PAYABLES

Summarized below is the breakdown of other payables as of June 30,

2021 and 2020:

June 30, June 30,
2021 2020
Accruals $
7,501
$
6,045
Provisions
5,343
4,926
Payroll-related payables
884
887
Participating merchants' settlement obligation
137
463
Value

-added tax payable
435
129
Other
13,288
11,329
$
27,588
$
23,779

Other includes transactions-switching funds payable, deferred income,

client deposits and other payables.

13 .   COMMON   STOCK

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

of common stock share

ratably in the

assets
remaining after payments to creditors and provision for the preference of any preferred stock according to its terms. There are no pre-
emptive or other

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

The Company’s

number of

shares, net

of treasury,

presented in

the consolidated

balance sheets

and consolidated

statement of
changes in

equity includes

participating non-vested

equity shares (specifically

contingently returnable

shares) as described

below in
Note 16 “— Amended and Restated Stock Incentive Plan—Restricted Stock—General

Terms of Awards”.

The

following

table

presents

a

reconciliation

between

the

number

of

shares,

net

of

treasury,

presented

in

the

consolidated
statement

of changes

in equity

and

the number

of shares,

net of

treasury,

excluding non-vested

equity

shares that

have not

vested
during the years ended June 30, 2021, 2020 and 2019:

2021 2020 2019
Number of shares, net of treasury:
Statement of changes in equity – common stock
56,716,620
57,118,925
56,568,425
Less: Non-vested equity shares that have not vested as of end of year (Note 16)
384,560
1,115,500
583,908
Number of shares, net of treasury excluding non-vested equity shares that have not vested
56,332,060
56,003,425
55,984,517

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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

$
0.001

per

share,

at

a

price

of

$
10.79

per

share,

for

gross

proceeds

to

the

Company

of
approximately $
107.7

million. The Company has accounted

for these
9.98

million shares as redeemable

common stock as a result

of
the put option discussed below.

On May

19, 2020,

the Africa

Capitalization Fund,

Ltd sold

its entire

holding of
2,103,169

shares of

the Company’s

common
stock and

therefore the

additional contractual

rights, including

the put

option rights

related to

these
2,103,169

shares, expired.

The
Company reclassified $
22.7

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

Board Rights

For so long as the IFC Investors in aggregate beneficially own shares representing at least
5
% of the Company’s common stock,
the IFC Investors will have the right to nominate one director to the Company’s board of directors. For so long as the IFC Investors in aggregate beneficially

own shares representing

at least
2.5
% of the

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

Preemptive Rights

For so long as the IFC Investors hold in aggregate
5
% of the outstanding shares of common stock of

the Company, each Investor
will have the right to purchase its pro-rata share of new issuances of securities by the Company, subject to certain

exceptions.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.   COMMON   STOCK   (continued)

Common stock repurchases

Executed under share repurchase authorizations

On

February 5, 2020,

the

Company’s

Board

of Directors

approved

the replenishment

of its

share

repurchase

authorization

to
repurchase

up

to

an

aggregate

of

$
100

million

of

common

stock.

The

authorization

has

no

expiration

date.

The

share

repurchase
authorization will be

used at

management’s discretion, subject to

limitations imposed by

SEC Rule

10b-18 and other

legal requirements
and subject to price and other internal limitations established by the

Board. Repurchases will be funded from the Company’s available cash.

Share

repurchases

may be

made

through open

market purchases,

privately

negotiated

transactions,

or both.

There can

be no
assurance

that

the

Company

will

purchase

any

shares

or

any

particular

number

of

shares.

The

authorization

may

be

suspended,
terminated or

modified at

any time

for any

reason, including

market conditions,

the cost

of repurchasing

shares, liquidity

and other
factors that management deems appropriate. The Company did
no
t repurchase any of its shares during the years ended June 30, 2021,
2020 and 2019,

respectively, either under or outside

of the authorization.

14 .   ACCUMULATED   OTHER   COMPREHENSIVE   (LOSS)   INCOME

The table below

presents the change

in accumulated other

comprehensive (loss) income

per component during

the years ended
June 30, 2021, 2020 and 2019:

Accumulated
foreign currency
translation
reserve Total
Balance as of July 1, 2018 $
(184,350)
$
(184,350)
Release of foreign currency translation reserve related to DNI disposal (Note

23)
5,841
5,841
Release of foreign currency translation reserve related to disposal of DNI interest as
an equity method investment (Note 8)

(162)
(162)
Movement in foreign currency translation reserve related to equity

-accounted
investment
4,251
4,251
Movement in foreign currency translation reserve

(21,392)
(21,392)
Balance as of July 1, 2019
(195,812)
(195,812)
Release of foreign currency translation reserve related to deconsolidation of CPS
(Note 23)
32,451
32,451
Release of foreign currency translation reserve related to disposal of Net1

Korea
(Note 23)
14,228
14,228
Release of foreign currency translation reserve related to disposal of DNI interest as
an equity method investment (Note 8)

11,323
11,323
Release of foreign currency translation reserve related to disposal of FIHRST

(Note
23)
1,578
1,578
Movement in foreign currency translation reserve related to equity

-accounted
investment
2,227
2,227
Movement in foreign currency translation reserve

(35,070)
(35,070)
Balance as of July 1, 2020
(169,075)
(169,075)
Release of foreign currency translation reserve related to the disposal of Bank

Frick
(Note 8)

(2,462)
(2,462)
Release of foreign currency translation reserve related to liquidation of subsidiaries
605
605
Movement in foreign currency translation reserve related to equity

-accounted
investment
(1,967)
(1,967)
Movement in foreign currency translation reserve

27,178
27,178
Balance as of June 30, 2021 $
(145,721)
$
(145,721)

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14 .   ACCUMULATED   OTHER   C OMPREHENSIVE   (LOSS)   INCOME   (continued)

During the year

ended June 30, 2021,

the Company reclassified

the following amounts

from accumulated other

comprehensive
loss (accumulated foreign currency translation reserve) to net loss: $
2.5

million related to the disposal of Bank Frick (refer to 23) and
(ii) $
0.6

million related to the liquidation of subsidiaries.

During the year

ended June 30, 2020,

the Company reclassified

the following amounts

from accumulated other

comprehensive
loss (accumulated

foreign currency

translation reserve)

to net (loss)

income: (i)

$
32.5

million related

to the deconsolidation

of CPS
(refer to Note 23),

(ii) $
14.2

million related to

the disposal of Net1

Korea (refer to Note 23);

(iii) $
1.6

million related to the

disposal
of FIHRST (refer to Note 23), and (iv) $
11.3

million related to the disposal of its DNI interest (refer to Note 8).

During the year

ended June 30, 2019,

the Company reclassified

the following amounts

from accumulated other

comprehensive
loss (accumulated foreign currency translation reserve) to net (loss) income: (i) $
5.8

million related to the DNI disposal (refer to Note
23) and (ii) $
0.2

million related to the disposal of the DNI interest as an equity method investment

(refer to Note 8).

15.   REVENUE

The

Company

is a

provider

of transaction

processing

services, financial

inclusion

products and

services

and

secure payment
technology. The Company operates market-leading payment

processors in South Africa. The Company

offers debit, credit and prepaid
processing and issuing services for all major payment networks. In South Africa, the Company provides innovative low-cost financial inclusion products, including banking, lending and insurance.

Disaggregation of revenue

The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2021:

Processing
Financial
services Technology Total
Processing fees $
60,982
$
2,338
$
-
$
63,320
South Africa
57,664
2,338
-
60,002
Rest of world
3,318
-
-
3,318
Technology

products
2,054
330
16,630
19,014
Telecom products

and services

13,422
-
-
13,422
Lending revenue
-
20,672
-
20,672
Insurance revenue
-
6,605
-
6,605
Account holder fees
-
5,342
-
5,342
Other
1,204
318
889
2,411
Total revenue, derived

from the following geographic
locations
77,662
35,605
17,519
130,786
South Africa
74,344
35,605
17,519
127,468
Rest of world
$
3,318
$
-
$
-
$
3,318

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.   REVENUE   (continued)

The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2020:

Processing
Financial
services Technology Total
(as restated) (as restated)
(1)
Processing fees $
55,992
$
4,903
$
-
$
60,895
South Africa
(1)
50,951
4,903
-
55,854
Rest of world
5,041
-
-
5,041
Technology

products
981
-
17,280
18,261
Telecom products

and services

22,631
-
-
22,631
Lending revenue
-
19,955
-
19,955
Insurance revenue
-
5,212
-
5,212
Account holder fees
-
12,628
-
12,628
Other
4,024
626
67
4,717
Total revenue, derived

from the following geographic
locations
83,628
43,324
17,347
144,299
South Africa
78,587
43,324
17,347
139,258
Rest of world
$
5,041
$
-
$
-
$
5,041

(1) Processing fees South Africa and Total

columns have been restated for the error described in Note 1.

The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2019:

Processing
Financial
services Technology Corporate/ Total
(as restated) Eliminations
(as
restated)
(1)
Processing fees $
82,995
$
95
$
-
$
-
$
83,090
South Africa
(1)
73,153
95
-
-
73,248
Rest of world
9,842
-
-
-
9,842
Technology

products
1,928
-
18,666
-
20,594
Telecom products

and services

15,025
-
-
-
15,025
Welfare benefit

distribution
3,086
-
-
-
3,086
Lending revenue
-
27,512
-
-
27,512
Insurance revenue
-
5,858
-
-
5,858
Account holder fees
-
17,428
-
-
17,428
Other
4,388
280
3,083
-
7,751
Revenue refund related to CPS
-
-
-
(19,709)
(19,709)
Total revenue, derived

from the following
geographic locations
107,422
51,173
21,749
(19,709)
160,635
South Africa
97,580
51,173
21,749
(19,709)
150,793
Rest of world
$
9,842
$
-
$
-
$
-
$
9,842

(1) Processing fees South Africa and Total

columns have been restated for the error described in Note 1.

As the Company previously disclosed,

in June 2014, the Company received

approximately ZAR
317.0

million, including VAT,
from

SASSA,

related

to

the

recovery

of

additional

implementation

costs

its

subsidiary,

CPS,

incurred

during

the

beneficiary

re-
registration process in fiscal 2012 and 2013.

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.   REVENUE   (continued)

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

On September 30, 2019, the Supreme Court declined CPS’

appeal and awarded costs against CPS. CPS

is liable to repay SASSA
ZAR
317.0

million, plus interest from June 2014 to date of payment. As a result, CPS recorded the liability at June 30, 2019, of $
34.0
million (ZAR
479.4

million, translated at exchange rates applicable as of June 30,

2019, comprising a revenue refund of $
19.7

million
(ZAR
277.6

million),

accrued interest

of

$
11.4

million

(ZAR
161.0

million),

unclaimed

indirect

taxes

of

$
2.8

million

(ZAR
39.4
million)

and

estimated costs

of $
0.1

million

(ZAR
1.4

million)).

The

Company

reduced

revenue

by

$
19.7

million

during

the year
ended June

30, 2019,

because it

interpreted the

Supreme Court

ruling as

a price

variation and

not a

nonreciprocal transaction.

The
Company deconsolidated the accrual for the refund of implementation costs in May 2020, following the deconsolidation of CPS

(refer
to Note 23).

16.   STOCK - BASED   COMPENSATION

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
11,052,580
. The maximum

number of shares for

which
awards, other than performance-based awards,

may be granted

in any combination during

a calendar year to

any participant is
569,120
.
The maximum

limits on

performance-based

awards that

any participant

may be

granted during

a calendar

year are
569,120

shares
subject to stock option awards

and $
20

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

table

below.

The

estimated

expected

volatility

is

generally

calculated

based

on

the

Company’s
750
-day
volatility.

The

estimated

expected life

of

the option

was determined

based

on historical

behavior

of

employees

who were

granted
options   with   similar   terms.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.   STOCK - BASED   COMPENSATION   (continued)

Amended and Restated Stock Incentive Plan (continued)

Options (continued)

Valuation

Assumptions (continued)

The table below presents the range of assumptions used to value options granted during the years ended 2021, 2020 and 2019:

2021 2020 2019
Expected volatility

62
%
57
%
44
%
Expected dividends

0
%
0
%
0
%
Expected life (in years)

3
3
3
Risk-free rate

0.19
%
1.57
%
2.75
%

Restricted Stock

General Terms of

Awards

Shares of restricted stock are

considered to be participating non-vested equity shares

(specifically contingently returnable shares)
for the

purposes of

calculating earnings per

share (refer

to Note

18)

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

(
200,000
) of the

shares of restricted

stock awarded to

its former
CEO. The shares of restricted stock awarded to executive

officers in August 2016 were subject to time-based

and performance-based
vesting conditions.

In order

for any

of the

shares to

vest, the

recipient was

required to

remain employed

by the

Company on

a full-
time basis on the date that it

files its Annual Report on Form

10-K for the fiscal year ended

June 30, 2019. If that condition is

satisfied,
then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2019 (“2019
Fundamental EPS”), as follows:

●

One-third of the shares will vest if the Company achieves 2019 Fundamental

EPS of $
2.60
;
●

Two-thirds of the

shares will vest if the Company achieves 2019 Fundamental EPS of $
2.80
; and
●

All of the shares will vest if the Company achieves 2019 Fundamental EPS of $
3.00
.

At levels of 2019 Fundamental EPS greater

than $
2.60

and less than $
3.00
, the number of shares

that will vest will be

determined
by linear interpolation relative to 2019 Fundamental EPS of

$
2.80
. All shares of restricted stock have been

valued utilizing the closing
price   of   shares   of   the   Company’s   common   stock   quoted   on   The   Nasdaq   Global   Select   Market   on   the   date   of   grant .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.   STOCK - BASED   COMPENSATION   (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Forfeiture of 150,000 shares

of restricted stock with Performance Conditions awarded

in August 2016 (continued)

Any shares that did

not vest in accordance

with the above-described conditions

would be forfeited. During

the year ended June
30, 2019, the Company reversed

the stock-based compensation charge recognized related to
150,000

shares of restricted stock because
the Company did not achieve the 2019 Fundamental EPS target.

The
150,000

shares of restricted stock were forfeited.

Forfeiture of 150,000 shares

of restricted stock with Market Conditions awarded

in August 2017

In August 2017, the Remuneration Committee approved an award of
210,000

shares of restricted stock to executive officers. The
shares of restricted

stock awarded to

executive officers

in August 2017

were subject to

a time-based vesting

condition and a

market
condition and would vest

in full only on

the date, if any,

that the following conditions

were satisfied: (1) the

price of the Company’s
common stock must equal or exceed certain agreed VWAP

levels (as described below) during a measurement period commencing on the date that

it filed its Annual

Report on Form

10-K for the

fiscal year ended

June 30, 2020

and ending on

December 31, 2020

and
(2) the recipient

is employed by the

Company on a

full-time basis when

the condition in

(1) is met.

If either of

these conditions was
not satisfied, then none of the shares of restricted stock

would vest and they would be forfeited. The $
23.00

price target represents an
approximate
35
% increase,

compounded annually,

in the

price of

the Company’s

common stock

on Nasdaq

over the

$
9.38

closing
price on August 23, 2017.

The VWAP

levels and vesting percentages related to such levels were as follows:
●

Below $
15.00

(threshold)—
0
%
●

At or above $
15.00

and below $
19.00
—
33
%
●

At or above $
19.00

and below $
23.00
—
66
%
●

At or above $
23.00
—
100
%

The
210,000

shares of restricted stock were effectively forward starting knock-in barrier options with multi-strike prices of zero
.
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

The
Company used an expected volatility of
44.0
%, an expected life of

approximately
three years
, a risk-free rate ranging between
1.275
%
to
1.657
% and
no

future dividends

in its

calculation of

the fair

value of

the restricted

stock. The

estimated expected

volatility was
calculated based on the Company’s
30 day

VWAP

share price using the exponentially weighted moving average of returns.

On August 5, 2020,

the Company and its

then chief executive officer and

member of its board

of directors, Mr. Herman G. Kotzé,
entered into

a Separation

and Release of

Claims Agreement

(the “Separation

Agreement”). The

parties agreed

that Mr.

Kotzé’s

last
day

of

employment

with

the Company

would

be

September

30,

2020,

unless

terminated

earlier

by

the

Company

for

cause.

Upon
separation

from

the

Company,

Mr.

Kotzé

forfeited
150,000

shares

of

restricted

stock

that

were

subject

to

the

market

conditions
described above

because he was

no longer

an employee of

the Company as

of the vesting

date. The

VWAP

market conditions were
not   achieved   and   all   outstanding   shares   of   restricted   stock   wer e   forfeited   on   December   31,   2020 .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.   STOCK - BASED   COMPENSATION   (continued)

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

$
23.00

price

target

represents

an
approximate
55
% increase,

compounded annually,

in the

price of

the Company’s

common stock

on Nasdaq

over the

$
6.20

closing
price on September 7, 2018.

The VWAP

levels and vesting percentages related to such levels are as follows:

●

Below $
15.00

(threshold)—
0
%
●

At or above $
15.00

and below $
19.00
—
33
%
●

At or above $
19.00

and below $
23.00
—
66
%
●

At or above $
23.00
—
100
%

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
37.4
% for the VWAP

price, a discounting based on USD overnight indexed swap rates for the grant date, and
no future dividends. The average volatility was extracted from the time series for VWAP prices as the standard deviation of log prices for the
three years

preceding the grant date. The mean reversion

of volatility and the volatility of

volatility parameters of the stochastic
volatility process

were extracted

by regressing

log differences

against log

levels of

volatility from

the time

series for

at-the-money
options
30 day

volatility quotes, which were available from January 2, 2018 onwards.

Executive officers forfeited
88,000

shares of restricted

stock that were

subject to the

market conditions described above

following
their separation from the Company during the year ended June 30, 2021.

Performance Conditions - Restricted Stock Granted in February 2020

The
454,400

shares of restricted

stock awarded to

executive officers in February

2020 are subject

to time-based and

performance-
based vesting conditions and vest in full only on the date, if any,

that the following conditions are satisfied: (1) the achievement of an agreed return on average net equity per year during a

measurement period commencing from July 1, 2021, through June 30, 2023,

and
(2) the recipient

is employed by

the Company

on a full-time

basis when the

condition in

(1) is met.

Net equity

is calculated as

total
equity attributable

to the

Company’s

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

The performance-based awards vest

based on the achievement of

the following targeted return

on average net equity during

the
measurement period, of:
●

8
% per year:
50
% vest;
●

14
% per year:
100
% vest.

No

shares of restricted

stock will vest

at a return

on average net

equity of less

than
8
%. Calculation of

the award based

on the
returns between
8
% and
14
% will be interpolated

on a linear basis.

The Company’s

Remuneration Committee may

use its discretion
to   adjust   any   component   of   the   calculation   of   the   award   on   a   fact - by - fact   basis,   for   instance,   as   the   result   of   an   acquisition.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.   STOCK - BASED   COMPENSATION   (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Performance Conditions - Restricted Stock Granted in February 2020

(continued)

Executive

officers

forfeited
374,400

shares

of

restricted

stock

that

were

subject

to

the

performance

conditions

described
following their separation from the Company during the year ended June

30, 2021.

Market Conditions - Restricted Stock Granted in May 2021

In May 2021,

the Remuneration

Committee approved an

award of
158,734

shares of restricted

stock to executive

officers. The
158,734

shares of restricted

stock awarded to

executive officers in

May 2021 are

subject to a

time-based vesting condition and

a market
condition and vest

in full only

on the date,

if any, that the

following conditions are

satisfied: (1) a

compounded annual
20
% appreciation
in the Company’s stock price over the measurement period commencing on

June 30, 2021 through June 30,

2024,

and (2) the recipient
is employed

by the Company

on a full-time

basis when the

condition in

(1) is met.

If either of

these conditions

is not satisfied,

then
none of the

shares of restricted

stock will vest and

they will be

forfeited. The Company’s

closing stock price

on Nasdaq on

June 30,
2021, was $
4.71
.

The appreciation levels (times and price) and vesting percentages as of each period ended related to such levels are as follows:
●

Prior to the first anniversary of the grant date:
0
%
●

Fiscal 2022, stock price as of June 30, 2022 is
1.2

times higher (i.e. $
5.65

or higher) than $
4.71
:
33
%;
●

Fiscal 2023, stock price as of June 30, 2023 is
1.44

times higher (i.e. $
6.78

or higher) than $
4.71
:
67
%;
●

Fiscal 2024, stock price as of June 30, 2024 is
1.728

times higher (i.e. $
8.14
) than $
4.71
:
100
%.

The fair value of these shares of restricted stock was calculated using a Monte Carlo simulation of a stochastic volatility process.
The choice of a stochastic volatility process as an extension to the standard Black Scholes process was driven by both observations of larger than expected moves in the daily time series for

the Company’s closing price, but also the observation

of the strike structure of
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
61.6
% for the closing price, a discounting based on USD overnight indexed swap rates for the grant date, and
no future dividends. The average volatility was extracted from the time series for closing prices as the standard deviation of log prices for the three years preceding the grant

date. The mean reversion of volatility

and the volatility of volatility parameters of

the stochastic
volatility process

were extracted

by regressing

log differences

against log

levels of

volatility from

the time

series for

at-the-money
options
30 day

volatility quotes, which were available for the three years preceding

May 5, 2021.

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.   STOCK - BASED   COMPENSATION   (continued)

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the years ended

June 30, 2021, 2020 and 2019:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - July 1, 2018
809,274
13.99
2.67
370
4.20
Granted – September 2018
600,000
6.20
10.00
1,212
2.02
Expired unexercised
(370,000)
19.27
-
5.00
Forfeited
(174,695)
6.65
-
2.00
Outstanding - June 30, 2019
864,579
7.81
7.05
-
2.62
Granted – October 2019
561,000
3.07
10.00
676
1.20
Forfeited
(93,928)
7.50
-
2.81
Outstanding - June 30, 2020
1,331,651
5.83
7.56
-
2.01
Granted – August 2020
150,000
3.50
3.00
166
1.11
Granted – November 2020
560,000
3.01
10.00
691
1.23
Exercised
(17,335)
3.07
35
Forfeited
(729,484)
6.65
-
2.24
Outstanding - June 30, 2021
1,294,832
3.93
7.68
1,624
1.45

These options have an exercise price range of $3.01 to $11.23.

On August 5, 2020, the

Company granted one of its

non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant
to the Company,
150,000

stock options with an exercise price

of $
3.50
. These stock options are subject to

the non-employee director’s
continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date.

During the years ended June 30,

2021 and 2020,
331,833

and
170,335

stock options became exercisable, respectively.
No

stock
options

became

exercisable

during

the

year

ended

June

30,

2019.

During

the

year

ended

June

30,

2021,

the

Company

received
approximately $
0.5

million from the

exercise of
17,335

stock options.
No

stock options were

exercised during

the years ended

June
30, 2020 and 2019, respectively.

During

the

years

ended

June

30,

2021,

2020

and

2019,

employees

forfeited
729,484
,
93,928

and
174,695

stock

options,
respectively.

The number

of forfeitures

during the

year ended

June 30,

2021, increased

significantly compared

to prior

periods as

a
result of the closure of our IPG operations during the latter half of calendar 2020 and the unrelated

(to the IPG closure) resignation of
various employees in

the first half of calendar

2021. These stock options

forfeited had strike prices

ranging from $
3.01

to $
11.23
. In
addition, the Company’s former chief executive officer forfeited
250,034

stock options with strike

prices ranging from $
6.20

to $
11.23
per share following his separation from the Company. During the year ended June 30, 2019,
200,000

stock options awarded in August
2008   and
170,000
  stock   options   awarded   in   May   2009   expired   unexercised.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1 6.   STOCK - BASED   COMPENSATION   (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of

June 30, 2021:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - June 30, 2021
1,294,832
3.93
7.68
1,624

These options have an exercise price range of $
3.01

to $
11.23
.

The following table presents stock options that are exercisable as of June 30,

2021:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - June 30, 2021
326,677
5.57
7.43

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.   STOCK - BASED   COMPENSATION   (continued)

Restricted stock

The following table summarizes restricted stock activity for the years ended June 30, 2021, 2020 and 2019:

Number of
shares of
restricted
stock
Weighted
average
grant date
fair value
($’000)
Non-vested – July 1, 2018
765,411
6,162
Granted – September 2018
148,000
114
Total vested
(64,003)
503
Vested

– August 2018
(52,594)
459
Vested

– March 2019
(11,409)
44
Total forfeitures
(265,500)
1,060
Forfeitures – employee terminations
(115,500)
460
Forfeitures – August 2016 awards with performance conditions
(150,000)
600
Non-vested – June 30, 2019
583,908
3,410
Granted – February 2020
568,000
2,300
Total vested
(18,908)
70
Vested

– March 2020
(11,408)
42
Vested

– March 2020 - accelerated vesting

(7,500)
28
Forfeitures
(17,500)
65
Non-vested – June 30, 2020
1,115,500
5,354
Granted – May 2021
254,560
1,035
Total vested
(311,300)
1,037
Vested

– August 2020
(244,500)
812
Vested

– September 2020 - accelerated vesting

(66,800)
225
Total forfeitures
(674,200)
2,690
Forfeitures - employee terminations
(644,200)
2,542
Forfeitures – August 2017 awards with market conditions

(30,000)
148
Non-vested – June 30, 2021
384,560
1,123

The

May

2021

grants

comprise
158,734

shares

of

restricted

stock

awarded

to

executive

officers

that

are

subject

to

a

market
condition (related

to share

price performance)

and time-based

vesting, and
95,826

shares of

restricted stock

awarded to

employees,
including
77,040

shares of restricted stock awarded

to Mr. Mali, our Chief Executive

Officer: Southern Africa, that are

subject to time-
based vesting. During

the year ended June

30, 2021,
244,500

shares of restricted stock

with time-based vesting

conditions vested. In
connection with the

Company’s former

chief executive officer’s

separation, the Company

agreed to accelerate

the vesting of
66,800
shares

of

restricted

stock

which

were

granted

in

February

2020,

and

which

were

subject

to

time-based

vesting.

These

shares

of
restricted stock vested

on September 30,

2020. The
644,200

shares of restricted

stock that were forfeited

during the year ended

June
30, 2021,

includes
475,200

shares of restricted

stock forfeited

by the Company’s

former chief

executive officer

upon his separation
from

the

Company.

The
30,000

shares

were

forfeited

by

an

executive

officer

as

the

market

condition

(related

to

share

price
performance) was not achieved.

The

February 2020

grants comprise
113,600

shares of

restricted stock

awarded to

executive officers

that are

subject to

time-
based vesting

and
454,400

shares of

restricted

stock awarded

to executive

officers

that are

subject to

performance

and time-based
vesting. On

March 1,

2018,
22,817

shares of

restricted stock

with time-based

vesting conditions

were granted

to our chief

financial
officer and these awards vest in two tranches, of which
11,408

vested on March 1, 2020, and
11,409

vested on March 1, 2019. During
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
and time-based vesting. On

March 1, 2019,
11,409

of the
22,817

shares of restricted

stock awarded to

our chief financial

officer vested.
The 52,594

shares of

restricted stock

represent awards

made to

non-employee directors

that vested.

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.   STOCK - BASED   COMPENSATION   (continued)

Restricted stock (continued)

The fair

value of

restricted stock

which vested

during the

years ended

June 30,

2021, 2020

and 2019,

was $
1.0

million, $
0.1
million and $
0.5

million, respectively.

July 1 award to new Group

Chief Executive Officer

On June 30,

2021, the Company

entered into employment

agreements

with Mr.

Chris G.B. Myer,

under which Mr.

Meyer was
appointed Group Chief Executive Officer of the Company effective July 1,

2021. Mr. Meyer was awarded
117,304

shares of restricted
stock on July

1, 2021, which were

subject to time-based

vesting and vest

in full on
June 30, 2024
, subject to Mr.

Meyer’s continued
service to the

Company through June

30, 2024.

In addition, under

the terms of

Mr. Meyer’s engagement, the Company’s Remuneration
Committee also awarded Mr.

Meyer
117,304

shares of restricted stock which

include performance conditions

and which only vested
on June

30, 2024

if the

conditions are

met and

Mr.

Meyer remains

employed

with the

Company through

June 30,

2024. Vesting

of
half of

these awards,

or
58,652

shares of

restricted stock,

is subject

to the

Company achieving

its
three-year

financial services

plan
during the specific measurement

period from June

30, 2021, to

June 30, 2024,

and the other

half is subject

to share price

growth targets,
and only vest if the Company’s share price

is $
8.14

or higher on June 30, 2024.

The parties also agreed that, on or about January

1, 2022, the Company will issue such number of shares

of restricted stock equal
to the aggregate

amount of the

Company’s common stock purchased by Mr. Meyer

between when the

Company files its

Annual Report
on Form 10-K for the year ended June 30, 2021, and December 31, 2021. The number of shares of restricted to stock to be issued will be calculated using a base amount of up to $ 1.0 million, in each case, divided by the Fair Market Value (as defined in the Company’s
Amended and Restated 2015 Stock Incentive Plan) of the

Company’s common stock

as determined by the Company’s

Remuneration
Committee.

These

shares of

restricted

stock

are also

expected to

include

time-based

vesting

conditions

and will

be subject

to

Mr.
Meyer’s continuous service

to the Company through the applicable vesting date.

Stock-based compensation charge and unrecognized compensation cost

The Company has

recorded a net stock

compensation charge

of $
0.3

million, $
1.7

million and $
0.4

million for the

years ended
June 30, 2021, 2020 and 2019, respectively,

which comprised:

Total

charge
Allocated to IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Year

ended June 30, 2021
Stock-based compensation charge

$
1,430
$
-
$
1,430
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(1,086)
-
(1,086)
Total - years ended

June 30, 2021
$
344
$
-
$
344
Year

ended June 30, 2020
Stock-based compensation charge

$
1,873
$
-
$
1,873
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(145)
-
(145)
Total - years ended

June 30, 2020
$
1,728
$
-
$
1,728
Year

ended June 30, 2019
Stock-based compensation charge

$
2,319
$ - $
2,319
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(1,926)
-
(1,926)
Total - years ended

June 30, 2019
$
393
$
-
$
393

The

stock-based

compensation

charges

and

reversal

have

been

allocated

to

selling,

general

and

administration

based

on

the
allocation   of   the   cash   compensation   paid   to   the   relevant   employees.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.   STOCK - BASED   COMPENSATION   (continued)

Stock-based compensation charge and unrecognized compens

ation cost (continued)

As of June

30, 2021, the

total unrecognized

compensation cost related

to stock options

was approximately

$
0.8

million, which
the

Company

expects

to

recognize

over

approximately
two years
.

As of

June

30,

2021,

the

total

unrecognized

compensation

cost
related to restricted stock awards was approximately $
1.2

million, which the Company expects to recognize over approximately three
years
.

Tax

consequences

The Company

recorded a

deferred tax

asset of

approximately $
0.1

million and

$
0.4

million, respectively,

for the

years ended
June 30, 2021 and June 30, 2020. As of June 30, 2021 and 2020,

the Company recorded a valuation allowance of approximately $
0.1
million and $
0.4

million respectively,

related to the

deferred tax asset

because it does

not believe that

the stock-based compensation
deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The

Company deducts
the difference

between

the market

value

on date

of exercise

by the

option recipient

and the

exercise

price

from income

subject to
taxation in the United States.

17.   I NCOME   TAX

Income tax provision

The table below presents

the components of (loss)

income before income taxes

for the years

ended June 30, 2021,

2020 and 2019:

2021 2020 2019
South Africa $
(30,825)
$
(26,230)
$
(273,265)
United States
(6,686)
(8,984)
(23,479)
Liechtenstein
(810)
(17,519)
-
Other
32,702
(12,283)
(22,699)
Loss before income taxes $
(5,619)
$
(65,016)
$
(319,443)

Presented below is the provision

for income taxes by location of

the taxing jurisdiction

for the years ended June 30, 2021,

2020
and 2019:

2021 2020 2019
Current income tax expense (benefit) $
859
$
1,652
$
4,789
South Africa
866
1,552
3,689
United States
(75)
12
1,100
Other
68
88
-
Deferred taxation charge (benefit)
6,691
932
(8,917)
South Africa
(2,039)
653
(8,538)
United States
9,136
-
4
Other
(406)
279
(383)
Foreign tax credits generated – United States
10
72
(944)
Income tax provision (benefit) $
7,560
$
2,656
$
(5,072)

There were
no

changes to the enacted tax rate in the years ended June 30, 2021, 2020 and 2019.

During the years

ended June 30, 2021, 2020 and 2019,

the Company incurred net operating losses through certain of it its South
African wholly-owned

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

FIHRST (refer to Note 23) and the sale

of DNI (refer to Note 8) but

utilized capital loss
carryforwards   to   reduce   the   capital   gains   on   these   transactions   to   zero   ($
0
).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.   INCOME   TAX   (continued)

Income tax provision (continued)

The Company calculated its Transition Tax liability as of June 30, 2018, and incurred a Transition Tax, before the application of any foreign

tax credits,

of $
55.8

million, and

has no

liability after

the application

of generated

foreign tax

credits. During

the year
ended June 30,

2019, the Company

recorded the difference

of $
1.1

million between the Transition

Tax

liability of $
56.9

million and
the provisional

Transition

Tax

liability of

$
55.8

million in

current income

tax, United

States. During

the year

ended June 30,

2019,
the Company also included the

additional foreign tax credits utilized

of $
1.1

million against this Transition

Tax in foreign

tax credits
generated – United States.

A reconciliation

of income

taxes, calculated

at the

fully-distributed South

African income

tax rate

to the

Company’s

effective
tax rate, for the years ended June 30, 2021, 2020 and 2019, is as follows:

2021 2020 2019
Income taxes at fully-distributed South African tax rates
28.00
%
28.00
%
28.00
%
Movement in valuation allowance
(250.16)
%
1.64
%
(22.98)
%
Non-deductible items
(58.40)
%
(10.38)
%
(3.33)
%
Foreign tax rate differential
51.21
%
(4.17)
%
(0.07)
%
Capital gains differential
93.03
%
(1.59)
%
(1.46)
%
Prior year adjustments
1.77
%
(0.01)
%
(0.03)
%
Release from FCTR
-

-

(14.65)
%
-

-

Subpart F inclusions
-

-

(2.85)
%
-

-

Foreign tax credits
-

-

(0.08)
%
0.35
%
Taxation on deemed

dividends in the United States
-

-

-

-

1.45
%
Transition Tax
-

-

-

-

(0.34)
%
Income tax provision
(134.55)
%
(4.09)
%
1.59
%

Percentages included in the 2021, 2020 and 2019 columns

in the reconciliation of income taxes presented above are impacted by the loss incurred

by the Company

during the

year ended

June 30, 2021,

2020 and

2019. For instance,

the income

tax provision

of $
7.6

million represents (
134.55
%) multiplied by the net loss before tax of $(
5,619
). Movement in the valuation allowance for the year
ended June

30, 2021,

includes allowances

created related

to net

operating losses

incurred during

the year.

Non-deductible items

for
the year ended June 30, 2021, includes the impact of the allowance for doubtful loans created.

The foreign tax rate differential relates
primarily to the difference between

the fully-distributed South African income

tax rate and

the rate used (
21
%) to measure the

deferred
tax

liability

created

related

to

the

fair

adjustment

to

the

Company’s

investment

in

MobiKwik

(refer

to

Note

8).

The capital

gains
differential

for the

year ended

June 30,

2021, represents

the impact

of the

reversal of

the deferred

tax liability

related to

one of

the
Company’s equity-accounted

investments following its impairment (refer to Note 8).

Movement in the valuation allowance

for the year ended

June 30, 2020,

includes allowances created related to

net operating losses
incurred during the year and

valuation allowances

created for a deferred tax

asset recorded related to the deconsolidation

of CPS and
other corporate

transactions. Release

from FCTR

for the

year

ended June

30, 2020,

relates to

the releases

from accumulated

other
comprehensive loss (refer to Note 14) that are not deductible for tax purposes. Non-deductible items for the year ended June 30, 2020, includes the option termination fee paid and the goodwill impairment loss recognized.

Movement in the valuation allowance

for the year ended

June 30, 2019, includes

allowances created related to

net operating losses
incurred during the year and a valuation

allowance created for a deferred tax

asset recorded related to the DNI disposal

capital losses
generated (refer to Note

8) and the Cell C capital

loss following the fair

value adjustment (refer to Note

5). Non-deductible items for
the   year   ended   June   30,   2019,   includes   the   impairment   losses   recognized   related   to   goodwill   impaired.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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

June 30, June 30,
2021 2020
Total

deferred tax assets
Capital losses related to investments $
47,518
$
36,721
Net operating loss carryforwards
36,329
32,459
Foreign tax credits
32,737
32,799
Provisions and accruals
2,123
3,936
FTS patent
163
181
Other
654
815
Total

deferred tax assets before valuation allowance
119,524
106,911
Valuation

allowances
(118,777)
(106,433)
Total

deferred tax assets, net of valuation allowance
747
478
Total

deferred tax liabilities:
Intangible assets
100
171
Investments
10,354
1,755
Other
87
53
Total

deferred tax liabilities
10,541
1,979
Reported as
Long-term deferred tax assets
622
358
Long-term deferred tax liabilities
10,415
1,859
Net deferred income tax liabilities $
9,793
$
1,501

Increase in total net deferred income tax liabilities

Capital losses related to investments

Capital losses as of June 30,

2021 and 2020,

comprises the capital loss arising from

the difference between the amount

paid for
Cell C in August 2017 and the its fair value as of the respective year end, of $
0.0

million, and difference between the amount paid for
CPS in 2004

and the its

fair value

as of the

respective year

end, of

$
0.0

million. The

change in capital

losses related

to investments
relates primarily to the impact of currency changes between the South Africa

Rand against the United States dollar.

Net operating loss carryforwards

Net operating loss carryforwards have increased due

to losses incurred by certain of the Company’s

subsidiaries and the impact
of currency changes between the South Africa Rand

against the United States dollar, which was partially offset by net operating losses
carryforwards forfeited following the substantial liquidation of certain of the Company’s subsidiaries.

Investments

Investment increased during the year

ended June 30, 2021,

primarily as a result

of the fair value

adjustments to the carrying

value
of MobiKwik (refer to Note 8).

Decrease in valuation allowance

At

June

30,

2021,

the

Company

had

deferred

tax

assets of

$
0.7

million

(2020:

$
0.5

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.   INCOME   TAX   (continued)

Deferred tax assets and liabilities (continued)

Decrease in valuation allowance (continued)

At June

30, 2021,

the Company

had a

valuation allowance

of $
118.8

million (2020:

$
106.4

million) to

reduce its

deferred tax
assets to estimated

realizable value. The movement in

the valuation allowance for

the years ended

June 30, 2021

and 2020, is

presented
below:

Total
Capital losses
related to
investments
Net operating
loss carry-
forwards
Foreign tax
credits Other
July 1, 2019 $
125,887
$
43,569
$
35,861
$
32,799
$
13,658
Charged to statement of operations
27,700
5,399
20,602
-
1,699
Reversed to statement of operations
(14,314)
(5,486)
(77)
-
(8,751)
Deconsolidation
(16,130)
-
(15,830)
-
(300)
Utilized
(3,896)
-
(3,632)
-
(264)
Foreign currency adjustment
(12,814)
(6,761)
(4,651)
-
(1,402)
June 30, 2020
106,433
36,721
32,273
32,799
4,640
Charged to statement of operations
16,376
3,532
13,264
-
(420)
Reversed to statement of operations
(14,840)
-
(13,687)
(62)
(1,091)
Utilized
(1,422)
-
(135)
-
(1,287)
Foreign currency adjustment
12,230
7,265
4,555
-
410
June 30, 2021 $
118,777
$
47,518
$
36,270
$
32,737
$
2,252

Net operating loss carryforwards and foreign tax credits

United States

Net operating

loss generated are

carried forward

indefinitely,

but the loss

carryforward

that may be

used against future

taxable
income is limited to 80% of taxable income before the net operating loss deduction.

In March 2020,

the Coronavirus Aid,

Relief and Economic

Security Act (the

“Cares Act”) was enacted.

The Cares Act, among
other items,

provides for

a temporary

repeal of

the 80 percent

net operating

loss limitation and

provides temporary

modifications to
the limitation on deductibility of business interest.

As of June 30, 2021, Net1 had net operating loss carryforwards that will expire,

if unused, as follows:

Year

of expiration

U.S. net
operating loss
carry
forwards
2024
$
775

Net1 had no net unused foreign tax credits that

are more likely than not to be realized as

of June 30, 2021 and 2020, respectively.

Uncertain tax positions

As of June 30, 2021 and 2020, the Company had
no

unrecognized tax benefits which would impact the Company’s

effective tax
rate.

The

Company

files

income

tax

returns

mainly

in

South

Africa,

Germany,

Hong

Kong,

India,

Malta,

the

United

Kingdom,
Botswana and in the U.S. federal jurisdiction. As of June 30, 2021, the Company’s South African subsidiaries are no longer subject to income tax examination

by the South African

Revenue Service for periods

before June 30, 2017.

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.   (LOSS)   EARNINGS   PER   SHARE

The Company has

issued redeemable common

stock (refer to Note

13) which is redeemable

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

June 30, 2021,

2020 and 2019.

Accordingly,
the two-class method presented below does not include the impact of any redemption.

Basic (loss) earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible

to receive non

-forfeitable dividend

equivalents at the

same rate as

common stock.

Basic (loss) earnings

per share
has been calculated using the two-class method and basic (loss) earnings per share for the years ended

June 30, 2021, 2020 and 2019,
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

to employees in Augu

st 2016, August 2017,

March 2018, September

2018,
February 2020 and May 2021

as these shares of restricted

stock are considered contingently returnable

shares for the purposes of

the
diluted (loss) earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been

satisfied.
The   vesting   conditions   are   discussed   in   Note   16 .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.   (LOSS)   EARNINGS   PER   SHARE   (continued)

The following table presents net (loss) income attributable

to Net1 and the share

data used in the basic and

diluted (loss) earnings
per share computations using the two-class method for the years ended

June 30, 2021, 2020 and 2019:

2021 2020 2019
(in thousands except percent and per share data)
Numerator:
Net loss attributable to Net1
$
(38,057)
$
(78,358)
$
(311,007)
Undistributed (loss) earnings
(38,057)
(78,358)
(311,007)
Continuing
(38,057)
(97,214)
(311,761)
Discontinued
$
-
$
18,856
$
754
Percent allocated to common shareholders
(Calculation 1)
99%
98%
99%
Numerator for (loss) earnings per share: basic and diluted
$
(37,825)
$
(76,827)
$
(306,640)
Continuing
(37,825)
(95,315)
(307,383)
Discontinued
$
-
$
18,488
$
743
Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding
56,332
56,003
55,963
Effect of dilutive securities:
Stock options
259
-
18
Denominator for diluted (loss) earnings per share: adjusted
weighted average common shares outstanding and assumed
conversion
56,591
56,003
55,981
(Loss) Earnings per share:
Basic

$
(0.67)
$
(1.37)
$
(5.48)
Continuing $
(0.67)
$
(1.70)
$
(5.49)
Discontinued
$
-
$
0.33
$
0.01
Diluted

$
(0.67)
$
(1.37)
$
(5.48)
Continuing $
(0.67)
$
(1.70)
$
(5.49)
Discontinued
$
-
$
0.33
$
0.01
(Calculation 1)
Basic weighted-average common shares outstanding (A)

56,332
56,003
55,963
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)

56,678
57,119
56,760
Percent allocated to common shareholders

(A) / (B)

99%
98%
99%

Options to

purchase
282,832
,
1,331,651

and
864,579

shares of

the Company’s

common stock

at prices

ranging from

$
6.20

to
$
11.23

(2021), $
3.07

to $
11.23

(2020) and

$
6.20

to $
11.23

(2019) per

share were outstanding

during the year

ended June 30,

2021,
2020 and 2019,

respectively, but were not included

in the computation

of diluted (loss)

earnings per share

because the options’

exercise
prices were greater

than the average

market price of

the Company’s common shares.

The options, which

expire at various

dates through
October 14, 2029, were still outstanding as of June 30, 2021.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.   SUPPLEMENTAL   CASH   FLOW   INFORMATION

The following table presents supplemental cash flow disclosures for the years ended June 30, 2021, 2020 and 2019:

2021 2020 2019
Cash received from interest

$
2,222
$
3,057
$
5,596
Cash paid for interest

$
3,056
$
6,050
$
10,636
Cash paid for income taxes

$
16,608
$
5,001
$
13,110

Investing activities

The transaction referred to in
Note 23

under which the Company reduced its shareholding in DNI from
55
% to
38
% and used the
proceeds, of $
27.6

million, from the sale to settle its obligation, of $
27.6

million, to subscribe for additional shares in DNI was closed using a cashless settlement process.

Therefore, the proceeds from

sale and the settlement of the

obligation to subscribe for additional
shares in DNI

were not included

in net cash

provided by investing

activities in the

Company’s

consolidated statement of

cash flows
for the year ended June 30, 2019.

The transaction referred to in
Note 23

and Note 11 under which the Company reduced its shareholding in DNI from
38
% to
30
%
and

used the

proceeds

from

the sale

to

settle a

portion

of its

long-term

borrowings,

of $
15.0

million,

was closed

using

a

cashless
settlement process.

Therefore, the

proceeds from

sale was

not included

in net

cash provided

by (used

in) investing

activities in

the
Company’s consolidated

statement of cash flows for the year ended June 30, 2019.

Financing activities

The transaction referred to

in
Note 23

and Note 8 under which the

Company reduced its shareholding

in DNI from
38
% to
30
%
and

used

the

proceeds

from

the

sale

to

settle

a

portion

of its

long-term

borrowings,

of $
15.0

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

to Note 11 for

additional information
regarding the Company’s facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of
June 30, 2021, 2020 and 2019:

2021

2020

2019

Continuing $
198,572
$
217,671
$
20,014
Discontinued
-
-
26,051
Cash and cash equivalents
198,572
217,671
46,065
Restricted cash
25,193
14,814
75,446
Cash, cash equivalents and restricted cash $
223,765
$
232,485
$
121,511

Leases

The following table presents supplemental cash flow disclosure related to leases for the years ended June 30, 2021 and 2020:

2021

2020

Cash paid related to lease liabilities
Operating cash flows from operating leases $
4,050
$
3,603
Right-of-use assets obtained in exchange for lease obligations
Operating leases $
3,000
$
2,974

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.   OPERATING   SEGMENTS

Change to internal reporting structure and restatement

of previously reported information

During September 2020, the Company’s chief operating decision maker changed the Company’s operating and internal reporting
structures

following

the

Company’s

decisions

to

focus

primarily

on

the

South

African

market

and

to

exit

its

operating

activities
performed through IPG.

The chief operating decision

maker has decided to

analyze the Company’s

operating performance primarily
based on

reported information

for statutory

entities, statutory

groups, clustered

statutory entities

or clustered

statutory groups,

with
certain reallocations, based on the activity of the reporting unit. Previous ly reported information has been restated.

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

year ended June 30,

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

the Company
are issued

cards that

can be

utilized to

withdraw

funds

at an

ATM

or to

transact at

a merchant

point

of sale

device

(“POS”). The
Company

earns

processing

fees

from

transactions

processed

for

these

customers.

The

Company

also

earns

fees

on

transactions
performed by other

banks’ customers utilizing

its ATM,

POS or bill payment

infrastructure. The Processing

segment includes IPG’s
processing activities. During

the years ended June 30,

2020 and 2019, the operating

segment incurred goodwill impairment

losses of
$
5.6

million and $
8.2

million, respectively (refer to Note 9).

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

consumables which can

occur on an

ad hoc basis.

Licenses include

the right to

use certain technology

developed by
the Company. During the year ended June 30, 2019,

the operating segment incurred goodwill impairment losses of $6.2 million (refer to Note 9).

Corporate/Eliminations

includes the

Company’s

head office

cost center

and the

amortization

of

acquisition-related

intangible
assets. The

$
17.5

million termination

fee paid

to terminate

the Bank

Frick option

(refer to

Note 8)

during the

year ended

June 30,
2020,   has   been   allocated   t o   corporate/   elimination.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.   OPERATING   SEGMENTS   (continued)

Operating segments (continued)

The reconciliation

of the

reportable segment’s

revenue to

revenue from

external customers

for the

years ended

June 30,

2021,
2020 and 2019, respectively,

is as follows:

Revenue (as restated)
(1)
Reportable
Segment
Corporate/
Elimination
s
Inter-
segment
From
external
customers
Processing
$
82,435
$ - $
4,773
$
77,662
Financial services
38,996
-
3,391
35,605
Technology
17,751
-
232
17,519
Total for the years

ended June 30, 2021
$
139,182
$
-
$
8,396
$
130,786
Processing
(1)
$
91,786
$ - $
8,158
$
83,628
Financial services
46,870
-
3,546
43,324
Technology
18,071
-
724
17,347
Total for the years

ended June 30, 2020
$
156,727
$
-
$
12,428
$
144,299
Processing
(1)
$
118,088
$ - $
10,666
$
107,422
Financial services
57,034
-
5,861
51,173
Technology
20,115
-
(1,634)
21,749
Reportable segments
195,237
-
14,893
180,344
Corporate/Eliminations – revenue refund (Note 15) -
(19,709)
-
(19,709)
Total for the years

ended June 30, 2019
$
195,237
$
(19,709)
$
14,893
$
160,635

(1) Processing for the years ended June 30, 2020 and 2019, has been restated

for the error described in Note 1.

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

The reconciliation of

the reportable segments

measures of profit or

loss to income before

income taxes for the

years ended June
30, 2021, 2020 and 2019, respectively,

is as follows:

2021 2020
(1)
2019
Reportable segments measure of profit or loss

$
(40,085)
$
(34,642)
$
(86,937)
Operating loss: Corporate/Eliminations

(13,787)
(9,606)
(47,995)
Change in fair value of equity securities (Note 23)
49,304
-
(167,459)
Loss on disposal of equity-accounted investment - Bank Frick (Note

8)
(472)
- -
Loss on disposal of equity-accounted investment (Note 8)
(13)
- -
Gain on disposal of FIHRST (Note 23)
-
9,743
-
(Loss) Gain on disposal of DNI interest as an equity method investment
(Note 23)
-
(1,010)
177
Loss on deconsolidation of CPS (Note 23)
-
(7,148)
-
Termination

fee to cancel Bank Frick option
-
(17,517)
-
Interest income

2,416
2,805
5,424
Interest

expense

(2,982)
(7,641)
(9,860)
Impairment of Cedar Cellular Note
-
-
(12,793)
Loss before income taxes

$
(5,619)
$
(65,016)
$
(319,443)

(1)

-

Operating

loss:

Corporate/Eliminations

includes

$
34.0

million

related

to

an

accrual

CPS

recorded

at

June

30,

2019,
comprising a revenue refund of $
19.7

million (ZAR
277.6

million), accrued interest of $
11.4

million (ZAR
161.0

million), unclaimed
indirect   taxes   of   $
2.8
  million   (ZAR
39.4
  million)   and   estimated   costs   of   $
0.1
  million   (ZAR
1.4
  million) .

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.   OPERATIN G   SEGMENTS   (continued)

Operating segments (continued)

The following tables summarize segment information for the years ended June 30, 2021, 2020 and 2019:

2021 2020 2019
(as restated)
(1)
(as restated)
(1)
Revenues
Processing $
82,435
$
91,786
$
118,088
All others
80,742
88,476
109,931
IPG
1,693
3,310
8,157
Financial services
38,996
46,870
57,034
Technology
17,751
18,071
20,115
Total

139,182
156,727
195,237
Operating (loss) income
Processing
(2)
(34,283)
(33,836)
(51,575)
All others
(2)
(23,556)
(21,488)
(35,474)
IPG
(10,727)
(12,348)
(16,101)
Financial services
(2)
(8,429)
(3,621)
(30,068)
Technology
2,627
2,815
(5,294)
Subtotal: Operating segments
(2)
(40,085)
(34,642)
(86,937)
Corporate/Eliminations

(13,787)
(9,606)
(47,995)
Total
(2)
(53,872)
(44,248)
(134,932)
Depreciation and amortization
Processing
2,900
3,298
3,915
Financial services
473
790
1,002
Technology
615
168
90
Subtotal: Operating segments

3,988
4,256
5,007
Corporate/Eliminations

359
391
7,096
Total

4,347
4,647
12,103
Expenditures for long-lived assets
Processing
1,173
4,297
4,419
Financial services
174
138
1,142
Technology
2,938
-
181
Subtotal: Operating segments

4,285
4,435
5,742
Corporate/Eliminations

-
-
-
Total

$
4,285
$
4,435
$
5,742

(1) Revenues-Processing

-All others

for the

years ended

June 30,

2020 and

2019, have

been restated

for the

error described

in
Note 1.

(2)

Processing

and

Financial

services

include

retrenchment

costs

for

the

year

ended

June

30,

2019,

of:

$
4,665

and

$
1,604
,
respectively,

for total retrenchment costs for the

year ended June 30, 2019, of $
6,269
. The retrenchment costs are included

in selling,
general and administration expense on the consolidated statement of operations for the year ended June 30, 2019.

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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.   OPERATING   SEGMENTS   (continued)

Geographic Information

Long-lived assets based on the geographic location

for the years ended June 30, 2021, 2020 and 2019, are presented in the table
below:

Long-lived assets
2021 2020 2019
South Africa
$
50,754
$
68,521
$
141,235
Liechtenstein - investment in Bank Frick (Note 8)
-
29,739
47,240
India - investment in MobiKwik (Note 8)
76,297
26,993
26,993
South Korea (Note 23)
-
-
149,390
Rest of world
6,962
9,119
9,739
Total $
134,013
$
134,372
$
374,597

21.   COMMITMENTS   AND   CONTINGENCIES

Capital commitments

As

of

June

30,

2021

and

2020,

the

Company

had

outstanding

capital

commitments

of

approximately

$
0.3

million

and

$
0.1
million, respectively.

Purchase obligations

As of June

30, 2021 and 2020,

the Company had

purchase obligations totaling

$
2.5

million and $
1.7

million, respectively.

The
purchase obligations as of June

30, 2021, primarily include inventory

that will be delivered to the

Company and sold to customers in
the second half of calendar 2021.

Guarantees

The South African

Revenue Service and

certain of the

Company’s customers,

suppliers and other

business partners have

asked
the Company

to provide them

with guarantees,

including standby letters

of credit,

issued by a

South African bank.

The Company

is
required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to

these third parties amounting to

ZAR
156.6

million ($
10.9

million, translated at exchange rates
applicable

as

of

June

30,

2021)

thereby

utilizing

part

of

the

Company’s

short-term

facilities.

The

Company

pays

commission

of
between
0.4
% per annum to
1.94
% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to

these guarantees in its consolidated balance sheet as of

June 30, 2021.
The maximum potential

amount that the Company

could pay under

these guarantees is ZAR
156.6

million ($
10.9

million, translated
at exchange rates applicable as of June 30, 2021).

As discussed in Note 11, the Company has ceded and pledged certain bank accounts
to

Nedbank

as security

for

certain

of

these

guarantees

with

an

aggregate

value

of

ZAR 156.6

million

($10.9

million

translated

at
exchange rates

applicable as

of June

30, 2021).

The guarantees

have reduced

the amount

available under

its indirect

and derivative
facilities   in   the   Company’s   short - term   credit   facility   described   in   Note   11.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
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

22.   RELATED   PARTY   TRANSACTIONS

Disgorgement proceeds from VCP

In late September 2020, Value

Capital Partners (Pty) Ltd (“VCP”), a significant shareholder, notified the Company that it would make payment to

the Company

related to the

disgorgement of short-swing

profits from the

purchase of

common stock by

VCP pursuant
to

Section

16(b)

of

the

Securities

Exchange

Act

of

1934,

as

amended

and

the

Company’s

insider

trading

policy.

The

Company
recognized these proceeds

as a capital contribution

from shareholders and recorded

an increase of $
0.1

million, net of taxes

of $
0.02
million, to additional paid-in capital

in its unaudited condensed consolidated

statement of changes in equity

for the three months

ended
September 30, 2020.

The gross proceeds of

$
0.12

million are recorded within

cash flows from financing

activities in the Company’s
consolidated statement of cash flow

for the year ended June 30,

2021. The Company expects to

pay the taxes due of $
0.02

million in
calendar 2021.

Transactions between an executive officer

and a company controlled by the executive officer’s

spouse

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
to the

Company during

the due

diligence process

and was

considered by

the Company’s

management

to be

critical to

the ongoing
operations

of

Transact24.

The

company

controlled

by

the

spouse

of

the

managing

director

performed

transaction

processing

and
Transact24 provided

technical and administration services to

the company. These services ceased during the

year ended June

30, 2019.

The Company

has recorded

revenue of

approximately $
0.4

million related

to this

relationship during

the years

ended June

30,
2019. Transact24’s Managing Director had

an indirect interest in these transactions as a

result of his relationship with his spouse, with
an approximate value of

$
0.1

million during the year

ended June 30, 2019.

Transact24’s

Managing Director resigned

on October 30,
2020.

23.   ACQUISITIONS   AND   DISPOSITIONS

Acquisitions

The Company did not make any acquisitions during the years ended

June 30, 2021, 2020 and 2019.

Dispositions

2020 Dispositions

March 2020 disposal of KSNET

On January 23,

2020, the Company,

through its wholly

owned subsidiary Net1

Applied Technologies

Netherlands B.V.

(“Net1
BV”), a limited liability private company

incorporated in The Netherlands, entered into

an agreement with PayletterHoldings LLC,

a
limited

liability

private

company

incorporated

in

the

Republic

of

Korea,

in

terms

of

which

Net1

BV

agreed

to

sell

its

entire
shareholding

in Net1

Applied Technologies

Korea Limited

(“Net1 Korea”),

a limited

liability private

company incorporated

in the
Republic

of Korea

and

the sole

shareholder

of KSNET,

Inc. for

$
237.2

million.

The transaction

was subject

to customary

closing
conditions

and

closed on

March 9,

2020.

The Company

no longer

controls Net1

Korea

and

its subsidiaries

and

deconsolidated

its
investment effective March 1, 2020,

and had no continued involvement going forward.

KSNET was acquired

in October 2010,

and was a profitable

and cash generative

business, but operated

autonomously and in

a
more

developed

economy,

with limited

overlap

with the

Company’s

other activities.

The Company

also believe

d

that the

intrinsic
value of KSNET was not

appropriately reflected in the

Company’s overall

valuation. The Company’s

board of directors commenced
a strategic review of its

various businesses and investments during

calendar 2019,

and ultimately evaluated and decided

to sell KSNET
in   January   2020   in   order   to   focus   more   on   the   Company’s   core   strategy,   boost   liquidity   and   to   maximize   shareholder   returns.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.   ACQUISITIONS   AND   DISPOSITIONS   (continued)

Dispositions (continued)

2020 Dispositions (continued)

March 2020 disposal of KSNET (continued)

The table below presents the impact of the deconsolidation of Net1 Korea and its subsidiaries and the calculation of the net gain
recognized on deconsolidation:

Net1 Korea
March 2020
Proceeds from disposal of Net1 Korea, net of cash disposed $
192,619
Add: Cash and cash equivalents disposed
23,473
Add: Cash withheld by purchaser to settle South Korean taxes
(1)
21,128
Fair value of consideration received
237,220
Less: carrying value of Net1 Korea, comprising
200,843
Cash and cash equivalents
23,473
Accounts receivable, net
30,467
Finance loans receivable, net
13,695
Inventory
2,377
Property, plant and equipment,

net
7,601
Operating lease right of use asset
181
Goodwill (Note 9)
107,964
Intangible assets, net
4,655
Deferred income taxes assets
1,719
Other long-term assets
10,984
Accounts payable
(5,484)
Other payables
(5,523)
Operating lease liability - current
(69)
Income taxes payable
(3,481)
Deferred income taxes liabilities
(1,497)
Operating lease liability – long-term
(112)
Other long-term liabilities
(335)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 14)
14,228
Settlement assets
44,111
Settlement liabilities
(44,111)
Gain recognized on disposal, before transaction costs and tax
36,377
Transaction costs
(2)
8,644
Gain recognized on disposal, before tax
27,733
Taxes related to gain

recognized on disposal
(1)
15,279
Gain recognized on disposal, after tax $
12,454

(1) Represents taxes

paid related to the

disposal of Net1 Korea

(refer to Note 17).

The Company also agreed

that the purchaser
withhold potential

capital gains

taxes of

$
19.9

million (approximately

KRW
23.8

billion) and

non-refundable securities

transaction
taxes of $
1.2

million (approximately KRW
1.4

billion), for a total withholding of $
21.1

million, from the purchase price and pay such
amounts, on behalf of Net1 BV,

to the South Korean tax authorities. Net1 BV commenced a process to claim a refund from the South
Korean tax authorities of the potential amount withheld and received this amount of approximately

$
20.1

million (KRW
23.8

billion)
in September

2020.

The Company

included

the expected

amount to

be refunded

in the

caption Accounts

receivable, net

and other
receivables in its consolidated balance sheet as of June 30, 2020, refer also to Note 3.
(2) Transaction

costs include expenses

incurred by the

Company of $
7.5

million directly related

to the disposal

of Net1 Korea
and paid in cash and a

non-refundable securities transfer tax of approximately $
1.2

million which was also withheld from

the purchase
price and paid to the South Korean tax authorities directly by the purchaser.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.   ACQUISITIONS   AND   DISPOSITIONS   (continued)

Dispositions (continued)

2020 Dispositions (continued)

December 2019 disposal of FIHRST

In November

2019, the

Company

through its

wholly owned

subsidiary,

Net1 Applied

Technologies

South

Africa Proprietary
Limited (“Net1

SA”), entered into

an agreement

with Transaction

Capital Payment

Solutions Proprietary

Limited, or

its nominee,

a
limited liability

private company

incorporated in

the Republic

of South

Africa, pursuant

to which

Net1 SA

agreed to

sell its

entire
shareholding

in

Net1

FIHRST

Holdings

Proprietary

Limited

(“FIHRST”)

for

$
10.9

million

(ZAR
159.7

million).

The

transaction
closed in

December 2019.

FIHRST was

deconsolidated following

the closing

of the

transaction. Net1

SA was obliged

to utilize

the
full purchase price received from

the sale of FIHRST to partially settle its

obligations under its lending arrangements

and applied the
proceeds received against its outstanding borrowings – refer to
Note 11
.

The

table

below

presents

the

impact

of

the

deconsolidation

of

FIHRST

and

the

calculation

of

the

net

gain

recognized

on
deconsolidation:

FIHRST
December 31,
2019
Proceeds from disposal of FIHRST,

net of cash disposed
$
10,895
Add: Cash and cash equivalents disposed
854
Fair value of consideration received
11,749
Less: carrying value of FIHRST,

comprising
1,870
Cash and cash equivalents
854
Accounts receivable, net
367
Property, plant and equipment,

net
64
Goodwill (Note 9)
599
Intangible assets, net
30
Deferred income taxes assets
42
Accounts payable
(7)
Other payables
(1,437)
Income taxes payable
(220)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 14)
1,578
Settlement assets
17,406
Settlement liabilities
(17,406)
Gain recognized on disposal, before tax
9,879
Taxes related to gain

recognized on disposal, comprising:
-
Capital gains tax

2,654
Release of valuation allowance related to capital losses previously unutilized
(1)
(2,654)
Transaction costs
136
Gain recognized on disposal, after tax $
9,743

(1) Net1

SA recorded

a valuation

allowance related

to capital

losses previously

generated but

not utilized.

A portion

of these
unutilized

capital

losses was

utilized

as

a

result

of

the

disposal

of

FIHRST

and,

therefore,

the

equivalent

portion

of the

valuation
allowance created was released.

May 2020 deconsolidation of CPS

On February 5, 2020, the Constitutional Court of South Africa denied CPS’

leave to appeal lower court judgments ordering CPS
to repay additional implementation costs that SASSA

paid to CPS in 2014, thereby exhausting

all legal recourse for CPS in

the matter.
As a result,

CPS’ board of

directors adopted a

resolution to put

CPS into business

rescue under South African

law and filed

the required
resolution with the

Companies and Intellectual

Property Commission. On

May 18, 2020,

the resolution was

officially registered

and
business rescue practitioners were appointed. The business rescue process could have led to either a compromise with creditors and

a
continuation

of

CPS’

business

or

the

liquidation

of

CPS. The

Company

had

no

means

of

exercising

any

control

over

CPS

or

the
business rescue process because the Company has ceded control of CPS to the business rescue practitioners on the commencement of the business rescue

process.

The business rescue

practitioners are independent

third parties and

controlled CPS through

the business
rescue   process.   The   Company   no   longer   controls   CPS   and   therefore   it   determined   to   deconsolidate   CPS.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.   ACQUISITIONS   AND   DISPOSITIONS   (continued)

Dispositions (continued)

2020 Dispositions (continued)

May 2020 deconsolidation of CPS (continued)

As a practical matter, the Company deconsolidated CPS as of May 31, 2020.

The Company does not believe that the utilization
of this date, compared to May 18, 2020, has had a significant impact on its consolidated financial statements.

On March 26, 2020, CPS’ holding company, Net1 SA, submitted a filing to Gauteng Division of the High Court of South Africa
(“High Court”)

under which

it

commenced a

process to

place CPS into

business rescue

due to

administrative delays

experienced in
the CPS business rescue

application process. Net1

SA proposed in its

March 2020 High Court

filing that it was

willing to contribute
ZAR
50.0

million ($
2.9

million translated

at exchange

rates applicable

as of June

30, 2020) into

CPS if CPS

and SASSA

reached a
settlement on

their claims

and counterclaims.

Given that

SASSA was contesting

the CPS

business rescue

process (refer

below),

the
Company did not believe that it, through Net1 SA, would be required to make the investment of ZAR
50.0

million and therefore it did
not recorded

a liability as

of June 30,

2020. On June

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

The Company provided

accounting, tax and general administrative services to

CPS while it was in

business rescue and continues
to provide these

services during the

liquidation process. In

addition, the Company

had an arrangement with

CPS to rent

certain bespoke
payment

vehicles

from

CPS,

and

it was

expected

that

this arrangement

would

continue

while

CPS

was

in

business

rescue.

These
vehicles largely

comprise the

fleet of

customized mobile

ATMs

used to

deliver a

service to

rural communities.

The value

of these
arrangements

was not

significant

and

was determined

on an

arms-length

basis. On

October

15, 2020,

the Company

purchased

the
bespoke vehicles

from CPS

for an

arms-length price

of ZAR
50.0

million (approximately

$
3.0

million, translated

at the

applicable
exchange rate) to use in its mobile ATM

business.

The   table   below   presents   the   impact   of   the   deconsolidation   of   CPS   and   the   calculation   of   the   net   loss   recognized   on
deconsolidation:

CPS
May
2020
Fair value of consideration received $
-
Less: carrying value of CPS, comprising
(68)
Cash and cash equivalents
328
Accounts receivable, net
303
Inventory
12
Property, plant and equipment,

net
236
Goodwill (Note 9)
-
Deferred income taxes assets (Note 17)
-
Accounts payable
(238)
Other payables
(33,160)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 14)
32,451
Gain recognized on deconsolidation, before tax
68
Intercompany accounts written off/ provided for
(1)
7,216
Taxes related to loss recognized

on deconsolidation, comprising:
-
Capital loss generated upon deconsolidation
(2)
5,399
Valuation

allowance related to capital losses generated upon deconsolidation
(2)
(5,399)
Loss recognized on deconsolidation, after tax $
7,148
(1) Certain of the Company’s

subsidiaries had funds due from CPS

as of May 31, 2020. The Company

wrote these amounts off
as it did not believe that they were recoverable.
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
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.   ACQUISITIONS   AND   DISPOSITIONS   (continued)

Dispositions (continued)

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
55
% to
38
%. The transaction closed on March

31, 2019. The parties used a cashless

settlement process on closing, refer to
Note 19
. Net1 SA
used the proceeds from the sale of the DNI shares to settle its ZAR
400

million ($
27.6

million, translated at exchange rates applicable
as of March 31,

2019), obligation to DNI

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
Attributed to
non-
controlling
interest
Fair value of consideration received

$
27,626
$
27,626
$
-
$
-
$
-
Fair value of retained interest in DNI
(1)
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
Other payables
(2)
(16,484)
(2,760)
(1,235)
(4,936)
(7,553)
Income taxes payable

(2,482)
(416)
(186)
(743)
(1,137)
Deferred income taxes

(22,083)
(3,698)
(1,654)
(6,612)
(10,119)
Long-term debt
(10,150)
(1,700)
(760)
(3,039)
(4,651)
Released from accumulated other comprehensive
income – foreign currency translation reserve
(Note 14)

5,841
5,841
-
-
-
Loss recognized on disposal, before tax,
comprising

(9,175)
(10,720)
309
1,236
-
Related to sale of
17
% of DNI
(10,720)
(10,720)
-
-
Related to fair value adjustment of retained
interest in
38
% of DNI
1,545
-
309
1,236
Taxes related to gain

recognized on
disposal
(3)
-
505
(3,836)
3,331
Loss recognized on disposal of
discontinued operation, after tax $
(9,175)
$
(11,225)
$
4,145
$
(2,095)

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.   ACQUISITIONS   AND   DISPOSITIONS   (continued)

Dispositions (continued)

2019 Dispositions

March 2019 disposal of DNI (continued)

(1) The fair value of the retained

interest in
38
% of DNI of $
74.2

million ($
14.9

million plus $
59.3

million) was calculated using
the implied fair

value of

DNI pursuant

to the

RMB Disposal

and was calculated

as ZAR
215.0

million divided by
7.605235
% multiplied
by
38
%, translated to dollars at the March 31, 2019, rate of exchange.
(2) Other

payables include

a short-term

loan of

ZAR
60.5

million ($
4.3

million, translated

at exchange

rates applicable

as of
June 30, 2019)

due to the

Company. The short-term loan

is included in

accounts receivable, net

and other receivables

on the

Company’s
consolidated balance sheet as of June 30, 2019, and

was repaid in full on July 31, 2019. Interest on the loan

was charged at the South
African prime rate.
(3) Amounts presented are net of a valuation allowance provided. The disposal of DNI resulted in a capital loss for tax purposes of approximately $
1.5

million and the Company provided a valuation allowance of $
1.5

million against this capital loss because it did
not have any

capital gains to offset

against this amount at

the time. On an

individual basis, the transaction

to dispose of
17
% of DNI
resulted in

a capital

gain of

$
0.5

million and

the re-measurement

of the

retained
38
% interest

has resulted

in a

capital loss

of $
2.0
million ($
5.3

million (8%

transaction) less

$
3.3

million (30%

transaction)).

The valuation

allowance of

$
1.5

million was

provided
against the $
5.3

million, for a net amount presented in the table above of $
3.8

million ($
5.3

million less $
1.5

million).

24 .   DISCONTINUED   OPERATION S

Discontinued operations – Net1 Korea and DNI

The Company determined

that, following the

disposal of its controlling

interest, Net1 Korea (in

fiscal 2020) and

DNI (in fiscal
2019) (refer to

Note 23), should

be classified as

discontinued operations because the

disposal of these

businesses represented a

strategic
shift that

would have

a major

effect on

the Company’s

operations and

financial results.

The facts

and circumstanc

es leading

to the
disposal of

Net1 Korea and

DNI are described

in Note 23.

The gain related

to the disposal

of Net1 Korea

and the loss

related to the
disposal of DNI are presented in Note 23.

Net1 Korea, as a stand-alone holding company,

and the amortization of intangible assets identified and recognized related to the
KSNET acquisition, were allocated to corporate/eliminations and

Net1 Korea’s subsidiaries, including

KSNET, were allocated to

the
Company’s international transaction processing operating

segment prior to the re-segmentation of the Company’s

operating segments
during the year

ended June 30,

2021. Net1 Korea

did not have

any equity method

investments or any

non-controlling interests. DNI
was allocated

to the

Company’s

financial inclusion

and applied

technologies operating

segment, prior

to the

re-segmentation of

the
Company’s

operating

segments

during

the

year

ended

June

30,

2021,

and

the

amortization

of

intangible

assets

identified

and
recognized

related

to

the

DNI

acquisition

were

allocated

to

corporate/eliminations.

Net1

Korea

and

DNI

are

not

included

in

the
operating segments

presented in

Note 20

because these

entities are

discontinued operations

and the

operating segments

in Note

20
only presents operating segment information for continuing operations

.

The Company retained

a continuing involvement in

DNI through its
38
% interest in DNI (refer

to Note 8) following

the March
31, 2019, transaction disclosed in Note 23. As disclosed in Note 8, the Company sold an
8
% interest in DNI in May 2019, and entered
into an agreement under which it

provided a call option to DNI to

repurchase the then remaining
30
% interest in DNI. The Company
recorded earnings

under the equity

method related

to its retained

investment in

DNI during the

nine months

ended March

31, 2020,
refer to

Note 8. The

Company recorded

earnings under

the equity

method related

to its

retained investment

in DNI

during the

three
months

ended

June

30,

2019

of

$
0.9

million,

which

comprised

the

Company’s

share

of

DNI’s

net

income

of

$
1.4

million,

less
amortization of acquired intangible assets, net, of $
0.5

million (gross $
0.7

million less deferred taxes of $
0.2

million). The table below
presents revenues

and expenses

between the

Company and

DNI, after

the DNI

disposal transaction,

during the

year ended

June 30,
2020 (i.e. for the nine months ended March 31, 2020), and 2019 (i.e. for the three months ended June 30, 2019), respectively:

DNI
Years

ended June 30,
2020

2019

Revenue generated from transactions with DNI $
-
$
-
Expenses incurred related to transactions with DNI $
-
$
2,902
Refer to Note 8 for the dividends

received from DNI and accounted for under

the equity method during the year ended

June 30,
2020. The Company received dividends of $
0.9

million during the year ended June 30, 2019.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.   DISCONTINUED   OPERATION S   ( continued)

Discontinued operations – Net1 Korea and DNI (continued)

The

table

below

presents

certain

major

captions

to

the

Company’s

consolidated

statement

of

operations

and

consolidated
statement

of

cash flows

for

the years

ended June

30,

2020 and

2019,

that

have

not been

separately

presented

on those

statements
related to the presentation of Net1 Korea and DNI as discontinued operations:

2020

2019

Total
(Net1
Korea) Total Net1 Korea DNI
Consolidated statement of operations
Discontinued:
Revenue $
85,375
$
194,763
$
138,426
$
56,337
Cost of goods sold, IT processing, servicing and support
37,377
85,652
57,984
27,668
Selling, general and administration
30,562
57,136
53,479
3,657
Depreciation and amortization
8,652
25,246
17,220
8,026
Impairment loss
-
5,305
-
5,305
Operating income
8,784
21,424
9,743
11,681
Interest income
678
1,805
1,098
707
Interest expense
106
864
52
812
Net income before tax
9,356
22,365
10,789
11,576
Income tax expense
2,954
8,750
4,989
3,761
Net income before earnings from equity-accounted investments
6,402
13,615
5,800
7,815
Earnings from equity-accounted investments
-
15
-
15
Net income from discontinued operations $
6,402
$
13,630
$
5,800
$
7,830
Consolidated statement of cash flows
Discontinued:
Total net cash provided

by operating activities
(1)
$
3,758
$
11,976
$
5,341
$
6,635
Total net cash provided

by (used) in investing activities
$
1,524
$
(6,816)
$
(6,300)
$
(516)

(1) Total net cash (used in) provided by operating activities for the year ended June 30,

2019, includes dividends received of $
0.9
million (refer to Note 8) from DNI while it was accounted for using the equity method during the three months ended June 30, 2019.

25 .   UNAUDITED   QUARTERLY   RESULTS

Restatement of financial statements – impact on unaudited quarterly results

Related to overstatement of revenue and cost of goods

sold, IT processing, servicing and support

As discussed in

Note 1, in

November 2020,

the Company

identified an error

with respect to

the recognition

of certain

revenue
and related cost of goods sold, IT processing, servicing

and support during its assessment and systems development

of new products.
The

error

impacts

the

Company’s

reported

results

for

three

months

ended

September

30,

2020,

and

the

Company

restated

its
consolidated statement of operations and

certain note presentation, primarily Revenue

and Operating segments, to

correct for the error.
The tables below

present the impact of

the restatement on the

Company’s unaudit

ed condensed consolidated

statement of operations
for the three months ended September 30, 2020:

Unaudited condensed consolidated statement of operations
Three months ended September 30, 2020
(1)
As reported Correction As restated
(in thousands)
Revenue $
37,113
$
(1,977)
$
35,136
Cost of goods sold, IT processing, servicing and support $
28,437
$
(1,977)
$
26,460

(1)

The error for the three

months ended September 30, 2020,

also impacted the year ended

June 30, 2021, by the

same amount
and   therefore   the   amounts   reported   for   the   year   ended   June   30,   2021,   includes   the   correction   of   the   error.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

25.   UNAUDITED   QUARTERLY   RESULTS   (continued)

Restatement of financial statements – impact on unaudited quarterly results

(continued)

Related to overstatement of revenue and cost of goods

sold, IT processing, servicing and support (continued)

The

table

below

presents

the

unaudited

impact

of

the

restatement

on

the

affected

lines

in

the

Processing

and

Total

columns
included in the revenue note for the three months ended September 30, 2020:

Unaudited
Three months ended
September 30, 2020
Processing Total
Processing fees - as restated
(1)
$
16,330
$
16,929
As reported
18,307
18,906
Correction
(1,977)
(1,977)
South Africa - as restated
14,774
15,373
As reported
16,751
17,350
Correction
(1,977)
(1,977)
Rest of world $
1,556
$
1,556
Total revenue, derived

from the following geographic locations - as restated
$
21,518
$
35,136
As reported
23,495
37,113
Correction
(1,977)
(1,977)
South Africa - as restated
19,962
33,580
As reported
21,939
35,557
Correction
(1,977)
(1,977)
Rest of world $
1,556
$
1,556

(1) The error for the

three months ended September

30, 2020, also impacted the

year ended June 30, 2021

,

by the same amount
and therefore the amounts reported for the year ended June 30, 2021, include the correction of the error.

The table

below presents

the unaudited impact

of the restatement

on the Processing

operating segment

revenue included in

the
operating segment note for the three months ended September 30, 2020:

Unaudited
Revenue (as restated)
Reportable
Segment
Corporate/
Eliminations
Inter-
segment
From
external
customers
Processing - as restated
(1)
$
22,506
$
-
$
988
$
21,518
As reported
24,483
-
988
23,495
Correction
(1,977)
-
-
(1,977)
Total for the three

months ended September 30, 2020 - as restated
36,982
-
1,846
35,136
As reported
38,959
-
1,846
37,113
Correction
$
(1,977)
$
-
$
-
(1,977)

(1) The error for the

three months ended September 30,

2020, also impacted the year

ended June 30, 2021, by

the same amount
and   therefore   the   amounts   reported   for   the   year   ended   June   30,   2021,   include   the   correction   of   the   error.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

25.   UNAUDITED   QUARTERLY   RESULTS   (continued)

The following tables contain selected

unaudited consolidated statements of operations

information for each quarter

of fiscal 2021
and 2020:

Three months ended
Jun 30, 2021 Mar 31, 2021 Dec 31, 2020 Sep 30, 2020 June 30, 2021
(In thousands except per share data)
Revenue $
34,517
$
28,828
$
32,305
$
35,136
$
130,786
Operating loss
(13,600)
(14,292)
(15,205)
(10,775)
(53,872)
Net income (loss) attributable to Net1 $
1,639
$
(6,204)
$
(4,534)
$
(28,958)
$
(38,057)
Net earnings (loss) per share, in United
States dollars

Basic earnings (loss) attributable to Net1
shareholders $
0.03
$
(0.11)
$
(0.08)
$
(0.51)
$
(0.67)
Diluted earnings (loss) attributable to Net1
shareholders $
0.03
$
(0.10)
$
(0.08)
$
(0.52)
$
(0.67)

Three months ended
Jun 30, 2020 Mar 31, 2020 Dec 31, 2019 Sep 30, 2019 June 30, 2020
(as restated)
(A)
(as restated)
(A)
(as restated)
(A)
(as restated)
(A)
(as restated)
(A)
(In thousands except per share data)
Revenue $
24,551
$
34,614
$
38,918
$
46,216
$
144,299
Operating loss
(13,180)
(14,212)
(10,420)
(6,436)
(44,248)
Net (loss) income attributable to Net1
(38,880)
(34,881)
(205)
(4,392)
(78,358)
Continuing
(38,601)
(48,361)
(2,925)
(7,327)
(97,214)
Discontinued $
(279)
$
13,480
$
2,720
$
2,935
$
18,856
Net (loss) income per share, in United
States dollars

Basic (loss) earnings attributable to Net1
shareholders $
(0.68)
$
(0.61)
$
-
$
(0.08)
$
(1.37)
Continuing $
(0.68)
$
(0.85)
$
(0.05)
$
(0.13)
$
(1.70)
Discontinued $
-
$
0.24
$
0.05
$
0.05
$
0.33
Diluted (loss) earnings attributable to Net1
shareholders $
(0.69)
$
(0.62)
$
-
$
(0.08)
$
(1.37)
Continuing $
(0.69)
$
(0.86)
$
(0.05)
$
(0.13)
$
(1.70)
Discontinued $
-
$
0.24
$
0.05
$
0.05
$
0.33

(A) Certain amounts have been restated to correct the

misstatements

discussed in Note 1. The impact of the restatements for

the
years

ended June 30, 2020 and 2019, were first recorded in the unaudited condensed consolidated financial statements included in the
Company’s

Quarterly Report on

Form 10-Q for

the three and

six months

ended December 31,

2020 which was

filed on February

4,
2021.

26 .     SUBSEQUENT   EVENTS

July 2021 civil unrest in South Africa

Two

of South

Africa’s

nine provinces

experienced significant

civil unrest

in July

2021 resulting

in mass

looting, loss

of life,
disruption of

transport and

supply routes,

and widespread

destruction of

property.

In total

337 South

Africans lost

their lives

in the
unrest

- fortunately

none of

the Company’s

employees were

injured

or harmed.

There was

widespread

damage

to bank

and

ATM
infrastructure

in

the

affected

provinces.

In

total

approximately

1,800

ATMs

and

300

branches

were

damaged,

and

the

Banking
Association of South Africa, or BASA, estimates that total damage to banking infrastructure amounted to ZAR 1.6 billion. The South
African Special Risks Insurance Association,

or SASRIA, a public

enterprise and a non-life

insurance company that provides coverage
for

damage

caused

by

special

risks

such

as

politically

motivated

malicious

acts,

riots,

strikes

and

terrorism

and

public

disorders,
estimates   that   the   total   damage   to   property   across   South   Africa   will   be   in   the   order   of   between   ZAR   19.0   to   20.0   billion.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2021 and 2020 and 2019
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

26 .     SUBSEQUENT   EVENTS   (continued)

July 2021 civil unrest in South Africa (continued)

The Company suffered

damage at
19

of its branches and

to
173

ATMs.

The disruption and related

closure of branches has also
impacted

the

Company’s

efforts

to

grow

EPE

customer

numbers.

The

Company

has

also

seen

an

impact

on

transaction

volumes
through its ATMs

with July 2021 volumes
13
% lower than June 2021, and August 2021
3
% lower than July 2021.

The

Company

estimates

that

it

will

cost

approximately

ZAR
40.0

million

to

repair

its

branches

and

damaged

ATMs

and

to
replace ATMs

that have been completely destroyed. The Company believes

that these losses suffered through destruction of property
will be fully covered under its various insurance policies, through the government backed SASRIA cover.

As

a

result

of

the

disruption

to

ATM

coverage

and

availability,

BASA

and

South

Africa’s

banks

agreed

that

the

fee

which
customers pay to utilize other bank’s ATMs will be waived for August and September 2021. The Company estimates that it will forgo transaction fee revenue of approximately ZAR
6.0
. million during the first quarter of fiscal 2022 as a result of this decision.

*****************************