Form 10-Q
period 2021-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2021-11-08
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021 (the latest practicable date), 56,996,214 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Part I. Financial information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2021	2021(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188,495	$198,572
Restricted cash related to ATM funding and credit facilities (Note 8)	61,926	25,193
Accounts receivable, net and other receivables (Note 2)	27,643	26,583
Finance loans receivable, net (Note 2)	20,607	21,142
Inventory (Note 3)	19,613	22,361
Total current assets before settlement assets	318,284	293,851
Settlement assets	466	466
Total current assets	318,750	294,317
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - September: $36,163 June: $38,535	6,718	7,492
OPERATING LEASE RIGHT-OF-USE (Note 16)	3,890	4,519
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	7,607	10,004
GOODWILL (Note 6)	27,619	29,153
INTANGIBLE ASSETS, NET (Note 6)	321	357
DEFERRED INCOME TAXES	934	622
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)	77,916	81,866
TOTAL ASSETS	443,755	428,330

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)	51,568	14,245
Accounts payable	4,308	7,113
Other payables (Note 9)	28,180	27,588
Operating lease liability - current (Note 16)	2,674	2,822
Income taxes payable	539	256
Total current liabilities before settlement obligations	87,269	52,024
Settlement obligations	466	466
Total current liabilities	87,735	52,490
DEFERRED INCOME TAXES	10,404	10,415
OPERATING LEASE LIABILITY - LONG TERM (Note 16)	1,413	1,890
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,477	2,576
TOTAL LIABILITIES	102,029	67,371
REDEEMABLE COMMON STOCK	84,979	84,979

EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - September: 56,996,214 June: 56,716,620	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: September: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	302,277	301,959
TREASURY SHARES, AT COST: September: 24,891,292 June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 11)	(152,278)	(145,721)
RETAINED EARNINGS	393,619	406,613
TOTAL NET1 EQUITY	256,747	275,980
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	256,747	275,980

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$443,755	$428,330

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2021	2020(A)
	(In thousands, except per share data)

REVENUE (Note 15)	$34,504	$35,136

EXPENSE

Cost of goods sold, IT processing, servicing and support	24,207	26,460
Selling, general and administration	20,627	18,528
Depreciation and amortization	895	923

OPERATING LOSS	(11,225)	(10,775)

INTEREST INCOME	389	611

INTEREST EXPENSE	816	747

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(11,652)	(10,911)

INCOME TAX EXPENSE (BENEFIT) (Note 18)	186	(1,090)

NET LOSS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS	(11,838)	(9,821)

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	(1,156)	(19,137)

NET LOSS	$(12,994)	$(28,958)

Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Net1 shareholders	$(0.23)	$(0.51)
Diluted loss attributable to Net1 shareholders	$(0.23)	$(0.51)

(A) Certain amounts have been restated to correct the misstatement discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended
	September 30,
	2021	2020
	(In thousands)

Net loss	$(12,994)	$(28,958)

Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve	(5,913)	6,142
Movement in foreign currency translation reserve related to equity-accounted investments	(644)	1,688
Total other comprehensive (loss) income, net of taxes	(6,557)	7,830

Comprehensive loss	(19,551)	(21,128)
Add comprehensive loss attributable to non-controlling interest	-	-

Comprehensive loss attributable to Net1	$(19,551)	$(21,128)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended September 30, 2020 (dollar amounts in thousands)
Balance – July 1, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

Stock-based compensation charge (Note 12)					-	682			682		682

Reversal of stock-based compensation charge (Note 12)	(480,200)				(480,200)	(283)			(283)		(283)

Stock-based compensation charge related to equity-accounted investment (Note 5)					-	(40)			(40)		(40)

Proceeds from disgorgement of shareholders' short-swing profits					-	98			98		98

Net loss					-		(28,958)		(28,958)	-	(28,958)

Other comprehensive income (Note 11)								7,830	7,830	-	7,830

Balance – September 30, 2020	81,530,017	$80	(24,891,292)	$(286,951)	56,638,725	$301,946	$415,712	$(161,245)	$269,542	$-	$269,542	$84,979

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock

	For the three months ended September 30, 2021 (dollar amounts in thousands)

Balance – July 1, 2021	81,607,912	$80	(24,891,292)	$(286,951)	56,716,620	$301,959	$406,613	$(145,721)	$275,980	$-	$275,980	$84,979

Restricted stock granted (Note 12)	279,594				279,594				-		-

Stock-based compensation charge (Note 12)						344			344		344

Reversal of stock-based compensation charge (Note 12)	-				-	(35)			(35)		(35)

Stock-based compensation charge related to equity-accounted investment (Note 5)						9			9		9

Net loss							(12,994)		(12,994)	-	(12,994)

Other comprehensive loss (Note 11)								(6,557)	(6,557)	-	(6,557)

Balance – September 30, 2021	81,887,506	$80	(24,891,292)	$(286,951)	56,996,214	$302,277	$393,619	$(152,278)	$256,747	$-	$256,747	$84,979

NET 1 UEPS TECHNOLOGIES, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2021	2020
	(In thousands)

Cash flows from operating activities
Net loss	$(12,994)	$(28,958)
Depreciation and amortization	895	923
Impairment loss	140	-
Movement in allowance for doubtful accounts receivable	386	514
Loss from equity-accounted investments (Note 5)	1,156	19,137
Movement in allowance for doubtful loans to equity-accounted investments	-	78
Fair value adjustment related to financial liabilities	(90)	886
Interest payable	11	(63)
Profit on disposal of property, plant and equipment	(165)	(10)
Stock-based compensation charge (Note 12)	309	399
Dividends received from equity-accounted investments	137	57
Decrease (Increase) in accounts receivable and finance loans receivable	1,188	(8,115)
Decrease in inventory	1,583	2,359
Decrease in accounts payable and other payables	(431)	(415)
Increase (Decrease) in taxes payable	294	(14,917)
Decrease in deferred taxes	(367)	(1,755)
Net cash used in operating activities	(7,948)	(29,880)

Cash flows from investing activities
Capital expenditures	(698)	(275)
Proceeds from disposal of property, plant and equipment	231	16
Proceeds from disposal of Net1 Korea	-	20,114
Proceeds from disposal of DNI as equity-accounted investment	-	329
Loan to equity-accounted investment	-	(78)
Net change in settlement assets	-	4,068
Net cash (used in) provided by investing activities	(467)	24,174

Cash flows from financing activities
Proceeds from bank overdraft (Note 8)	138,905	69,146
Repayment of bank overdraft (Note 8)	(98,908)	(76,850)
Proceeds from disgorgement of shareholders' short-swing profits	-	98
Net change in settlement obligations	-	(4,068)
Net cash provided by (used in) financing activities	39,997	(11,674)

Effect of exchange rate changes on cash	(4,925)	806
Net increase (decrease) in cash, cash equivalents and restricted cash	26,657	(16,574)
Cash, cash equivalents and restricted cash – beginning of period	223,765	232,485
Cash, cash equivalents and restricted cash – end of period (Note 14)	$250,422	$215,911

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three months ended September 30, 2021 and 2020

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2021 and 2020, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

References to “Net1” are references solely to Net 1 UEPS Technologies, Inc. References to the “Company” refer to Net1 and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Impact of COVID-19 on the Company’s business

The Company’s business has been, and continues to be, impacted by government restrictions and quarantines related to COVID-19. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive. South Africa is currently at adjusted Level 1, which has a limited impact on the Company’s businesses. The South Africa government commenced its vaccination program in early calendar 2021, with a stated goal of vaccinating 67% of the South African population by the end of the calendar year.

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

July 2021 civil unrest in South Africa

Two of South Africa’s nine provinces experienced significant civil unrest in July 2021 resulting in mass looting, loss of life, disruption of transport and supply routes, and widespread destruction of property. In total 337 South Africans lost their lives in the unrest - fortunately none of the Company’s employees were injured or harmed. There was widespread damage to bank and ATM infrastructure in the affected provinces. In total approximately 1,800 ATMs and 300 branches were damaged, and the Banking Association of South Africa (“BASA”), estimates that total damage to banking infrastructure amounted to ZAR 1.6 billion. The South African Special Risks Insurance Association (“SASRIA”), a public enterprise and a non-life insurance company that provides coverage for damage caused by special risks such as politically motivated malicious acts, riots, strikes, terrorism and public disorders, estimates that the total damage to property across South Africa will be in the order of between ZAR 19.0 and ZAR 20.0 billion.

The Company suffered damage at 19 of its branches and to 173 ATMs. The disruption and related closure of branches also impacted the Company’s efforts to grow EPE customer numbers. The Company also saw an impact on transaction volumes through its ATMs with July 2021 volumes 13% lower than June 2021, and August 2021 3% lower than July 2021.

The Company estimates that it will cost approximately ZAR 40.0 million to repair its branches and damaged ATMs and to replace ATMs that have been destroyed. The Company believes that these losses suffered through destruction of property will be fully covered under its various insurance policies, through the government backed SASRIA cover.

As a result of the disruption to ATM coverage and availability, BASA and South Africa’s banks agreed that the fee which customers pay to utilize other bank’s ATMs would be waived for August and September 2021. The Company lost transaction fee revenue of approximately ZAR 6.0. million ($0.4 million) during the three months ended September 30, 2021, as a result of this decision.

Restatement of financial statements

Related to overstatement of revenue and cost of goods sold, IT processing, servicing and support

In November 2020, the Company identified an error with respect to the recognition of certain revenue and related cost of goods sold, IT processing, servicing and support during its assessment and systems development of new products. The Company incorrectly duplicated the recognition of acquiring fees in revenue and recorded an equal and opposite entry in cost of goods sold, IT processing, servicing and support in its consolidated statement of operations due to the misinterpretation of certain system reports. The error did not impact on the Company’s operating loss, net loss, balance sheet or cash flows. The Company determined that the error impacted reported results for the period from July 1, 2018 to September 30, 2020. The error impacted the Company’s reported results and the Company has restated its unaudited condensed consolidated statement of operations and certain note presentation, primarily Note 15 (Revenue) and Note 17 (Operating segments) for the three months ended September 30, 2020. Refer Note 25 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021, for additional information regarding the impact of the restatement on the Company’s unaudited condensed consolidated statement of operations and certain note presentation.

Recent accounting pronouncements adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements related to fair value measurement. The guidance became effective for the Company beginning July 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial statements or its footnote disclosures.

In January 2020, the FASB issued guidance regarding Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. The guidance clarifies that an entity should consider observable transactions that require an entity to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with U.S GAAP guidance immediately before applying or upon discontinuing the equity method. The guidance also clarifies that, when determining the accounting for certain forward contracts and purchased options an entity should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance became effective for the Company beginning July 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial statements or its footnote disclosures.

Recent accounting pronouncements not yet adopted as of September 30, 2021

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

In November 2019, the FASB issued guidance regarding Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging(Topic 815), and Leases (Topic 842). The guidance provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities, including Smaller Reporting Companies. The Company is a Smaller Reporting Company. Specifically, the guidance changes some effective dates for certain new standards on the following topics in the FASB Codification, namely Derivatives and Hedging (ASC 815); Leases (ASC 842); Financial Instruments — Credit Losses (ASC 326); and Intangibles — Goodwill and Other (ASC 350). The guidance defers the adoption date of guidance regarding Measurement of Credit Losses on Financial Instruments by the Company from July 1, 2020 to July 1, 2023.

The Company is currently assessing the impact of this guidance on its financial statements and related disclosures, but does not expect the impact on its financial results to be material.

2. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of September 30, 2021, and June 30, 2021, are presented in the table below:

	September 30,	June 30,
	2021	2021

Accounts receivable, trade, net	$8,037	$10,493
Accounts receivable, trade, gross	8,402	10,760
Allowance for doubtful accounts receivable, end of period	365	267
Beginning of period	267	253
Reversed to statement of operations	-	(182)
Charged to statement of operations	120	232
Utilized	(3)	(59)
Foreign currency adjustment	(19)	23

Current portion of amount outstanding related to sale of interest in Bank Frick	11,390	7,500
Loans provided to Carbon	-	-
Current portion of total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Other receivables	8,216	8,590
Total accounts receivable, net and other receivables	$27,643	$26,583

Current portion of amount outstanding related to sale of interest in Bank Frick represents the amount due by the purchaser related to the sale of Bank Frick. The Company received the first scheduled repayment of $7.5 million in October 2021 and the remaining amount of $3.9 million is due in July 2022.

The loan provided to Carbon was scheduled to be repaid before June 30, 2020, however, Carbon requested a payment holiday as a result of the impact of the COVID-19 pandemic on its business. The parties had not agreed new repayment terms as of September 30, 2021. However, the Company acknowledges the unexpected and ongoing challenges facing Carbon and determined in June 2021 to create an allowance for doubtful loans receivable due to these circumstances and ongoing consolidated losses incurred by Carbon.

Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes represents the investment in a note which matures in August 2022. The carrying value as of each of September 30, 2021 and June 30, 2021, respectively was $0 (nil). The note is included in other long-term assets as of June 30, 2021 (refer to Note 5).

Other receivables include prepayments, deposits and other receivables.

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of September 30, 2021:

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

2. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Finance loans receivable, net

The Company’s finance loans receivable, net, as of September 30, 2021, and June 30, 2021, is presented in the table below:

	September 30,	June 30,
	2021	2021

Microlending finance loans receivable, net	$20,607	$21,142
Microlending finance loans receivable, gross	22,897	23,491
Allowance for doubtful finance loans receivable, end of period	2,290	2,349
Beginning of period	2,349	1,858
Reversed to statement of operations	-	(1,004)
Charged to statement of operations	370	2,060
Utilized	(300)	(967)
Foreign currency adjustment	(129)	402

Total accounts receivable, net	$20,607	$21,142

3. Inventory

The Company’s inventory comprised the following categories as of September 30, 2021, and June 30, 2021:

	September 30,	June 30,
	2021	2020

Finished goods	$19,613	$22,361
	$19,613	$22,361

As of September 30, 2021 and June 30, 2021, respectively finished goods includes $15.4 million and $ 16.5 million of Cell C airtime inventory that was previously classified as finished goods subject to sale restrictions.

In support of Cell C’s liquidity position, the Company has limited the resale of this airtime to its own distribution channels until such time as Cell C’s recapitalisation process is concluded.

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

4. Fair value of financial instruments (continued)

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of September 30, 2021, and June 30, 2021, and valued Cell C at $0.0 (zero) at September 30, 2021, and June 30, 2021. The Company believes the Cell C business plan utilized in the Company’s valuation is reasonable based on the current performance and the expected changes in Cell C’s business model. The Company incorporates the payments under Cell C’s lease liabilities into the cash flow forecasts and assumes that Cell C’s deferred tax assets would be utilized over the forecast period. The Company utilized the latest revised business plan provided by Cell C management for the period ended December 31, 2025, for the September 30, 2021 valuation and the period ended December 31, 2025 for the June 30, 2021 valuation.

4. Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

The following key valuation inputs were used as of September 30, 2021 and June 30, 2021:

Weighted Average Cost of Capital ("WACC"):	Between 18% and 24% over the period of the forecast
Long term growth rate:	3% (3% as of June 30, 2021)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - September 30, 2021:(1)	ZAR 11.5 billion ($0.8 billion), no lease liabilities included
Net adjusted external debt - June 30, 2021:(2)	ZAR 11.2 billion ($0.8 billion), no lease liabilities included

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of September 30, 2021.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2021.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 4.2% increase and 3.2% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on September 30, 2021, all amounts translated at exchange rates applicable as of September 30, 2021:

Sensitivity for fair value of Cell C investment	4.2% increase	3.2% decrease
WACC rate	$-	$543
EBITDA margin	$30	$-

The fair value of the Cell C shares as of September 30, 2021, represented 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

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

The Company had no outstanding foreign exchange contracts as of September 30, 2021.

The Company’s outstanding foreign exchange contracts as of June 30,2021, were as follows:

Notional amount ('000)		Strike price		Fair market		Maturity
EUR	5.7	USD	1.1911	USD	1.1859	July 02, 2021

4. Fair value of financial instruments (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2021, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	380	-	-	380
Fixed maturity investments (included in cash and cash equivalents)	1,578	-	-	1,578
Total assets at fair value	$1,958	$-	$-	$1,958

The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2021, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business
Cash and cash equivalents (included in other long-term assets)	381	-	-	381
Fixed maturity investments (included in cash and cash equivalents)	3,158	-	-	3,158
Total assets at fair value	$3,539	$-	$-	$3,539

There have been no transfers in or out of Level 3 during the three months ended September 30, 2021 and 2020, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2021 and 2020.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2021:

Carrying value
Assets
Balance as of June 30, 2021	$-
Foreign currency adjustment(1)	-
Balance as of September 30, 2021	$-

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR, and the U.S. dollar on the carrying value.

4. Fair value of financial instruments (continued)

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2020:

Carrying value
Assets
Balance as at June 30, 2020	$-
Foreign currency adjustment(1)	-
Balance as of September 30, 2020	$-

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR, and the U.S. dollar on the carrying value.

Assets measured at fair value on a nonrecurring basis

The Company measures equity investments without readily determinable fair values at fair value on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value and the excess is determined to be other-than-temporary. Refer to Note 5 for impairment charges recorded during the reporting periods presented herein. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

5.Equity-accounted investments and other long-term assets

Refer to Note 8 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021, for additional information regarding its equity-accounted investments and other long-term assets.

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of September 30, 2021, and June 30, 2021, was as follows:

	September 30,	June 30,
	2021	2021
Finbond Group Limited (“Finbond”)	31.5%	31.5%
Carbon Tech Limited (“Carbon”)	25.0%	25.0%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50.0%	50.0%

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Finbond

As of September 30, 2021, the Company owned 268,820,933 shares in Finbond representing approximately 31.5% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on September 30, 2021, the last trading day of the month, was ZAR 1.40 per share. The market value, using the September 30, 2021, closing price, of the Company’s holding in Finbond on September 30, 2021, was ZAR 376.3 million ($24.9 million translated at exchange rates applicable as of September 30, 2021).

Impairment of investment in Finbond during the three months ended September 2020

Finbond published its half-year results to August 2020 in October 2020, which included the financial impact of the COVID-19 pandemic on its reported results during that reporting period. Finbond incurred losses during the six months to August 2020, and experienced a slow-down in its lending activities. Finbond reported that its lending activities had increased again since August 2020, albeit at a slower pace compared with the prior calendar period. Finbond’s share price declined substantially during the period from its fiscal year end (February 2020) to September 30, 2020, and the weakness in its traded share price continued post September 30, 2020. The Company considered the combination of the slow-down in business activity and the lower share price as impairment indicators. The Company performed an impairment assessment of its holding in Finbond as of September 30, 2020. The Company recorded an impairment loss of $16.8 million during the quarter ended September 30, 2020, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). There is limited trading in Finbond shares on the JSE because it has three shareholders that own approximately 90% of its issued and outstanding shares between them. The Company calculated a fair value per share for Finbond by applying a liquidity discount of 15% to the September 30, 2020, Finbond closing price of ZAR 1.04.

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the three months ended September 30, 2021:

	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2021	$9,822	$182	$10,004
Stock-based compensation	9	-	9
Comprehensive loss:	(1,800)	-	(1,800)
Other comprehensive loss	(644)	-	(644)
Equity accounted loss	(1,156)	-	(1,156)
Share of net loss	(1,156)	-	(1,156)
Dividends received	-	(137)	(137)
Foreign currency adjustment(2)	(464)	(5)	(469)
Balance as of September 30, 2021	$7,567	$40	$7,607

	Equity	Loans	Total
Carrying amount as of :
June 30, 2021	$10,004	$-	$10,004
September 30, 2021	$7,607	$-	$7,607

(1) Includes Carbon and SmartSwitch Namibia.

(2) The foreign currency adjustment represents the effects of the fluctuations of the ZAR, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of September 30, 2021, and June 30, 2021:

	September 30,	June 30,
	2021	2021

Total equity investments	$76,297	$76,297
Investment in 15% of Cell C, at fair value (Note 4)	-	-
Investment in 12% of MobiKwik	76,297	76,297
Investment in 87.5% of CPS(1)	-	-
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes(2)	-	-
Long-term portion of amount due related to sale of interest in Bank Frick(3)	-	3,890
Policy holder assets under investment contracts (Note 7)	380	381
Reinsurance assets under insurance contracts (Note 7)	1,239	1,298
Total other long-term assets	$77,916	$81,866

(1) On October 16, 2020, the High Court of South Africa, Gauteng Division, Pretoria ordered that CPS be placed into liquidation.

(2) The note is included in accounts receivable, net and other receivables as of September 30, 2021 (refer to Note 2).

(3) Long-term portion of amount due related to sale of interest in Bank Frick as of June 30, 2021, represents the amount due by the purchaser in July 2022 and is included in accounts receivable, net, and other receivables as of September 30, 2021 (refer to Note 2).

MobiKwik

The Company did not identify any observable price changes in orderly transactions for similar or identical equity securities issued by MobiKwik during the three months ended September 30, 2021. In October 2021, the Company converted its 310,781 shares of compulsorily convertible cumulative preferences shares to 6,215,620 equity shares in anticipation of MobiKwik’s initial public offering. The Company’s investment percentage remained unchanged following the conversion.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of September 30, 2021:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$49,304	$-	$76,297
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes (Note 2)	-	-	-	-
Total	$26,993	$49,304	$-	$76,297

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of June 30, 2021:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$49,304	$-	$76,297
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$49,304	$-	$76,297

6.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2021:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2021	$42,949	$(13,796)	$29,153
Foreign currency adjustment (1)	(1,965)	431	(1,534)
Balance as of September 30, 2021	$40,984	$(13,365)	$27,619

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	Processing	Financial services	Technology	Carrying value
Balance as of June 30, 2021	$11,967	$-	$17,186	$29,153
Foreign currency adjustment (1)	(609)	-	(925)	(1,534)
Balance as of September 30, 2021	$11,358	$-	$16,261	$27,619

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2021, and June 30, 2021:

	As of September 30, 2021			As of June 30, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$9,782	$(9,782)	$-	$10,340	$(10,340)	$-
Software and unpatented technology	1,633	(1,633)	-	1,726	(1,726)	-
FTS patent	2,535	(2,535)	-	2,679	(2,679)	-
Trademarks	1,907	(1,586)	321	2,015	(1,658)	357
Total finite-lived intangible assets	$15,857	$(15,536)	$321	$16,760	$(16,403)	$357

6.Goodwill and intangible assets, net (continued)

Intangible assets, net (continued)

Aggregate amortization expense on the finite-lived intangible assets for each of the three months ended September 30, 2021 and 2020, was approximately $0.1 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on September 30, 2021, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2022	$68
Fiscal 2023	68
Fiscal 2024	67
Fiscal 2025	67
Fiscal 2026	67
Total future estimated annual amortization expense	$337

7.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the three months ended September 30, 2021:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2021	$1,298	$(2,011)
Increase in policy holder benefits under insurance contracts	1,016	3,608
Claims and decrease in policyholders’ benefits under insurance contracts	(1,005)	(3,627)
Foreign currency adjustment(3)	(70)	108
Balance as of September 30, 2021	$1,239	$(1,922)

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the three months ended September 30, 2021:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2021	$381	$(381)
Increase in policy holder benefits under investment contracts	132	(132)
Claims and decrease in policyholders’ benefits under investment contracts	(112)	112
Foreign currency adjustment (3)	(21)	21
Balance as of September 30, 2021	$380	$(380)

(1) Included in other long-term assets (refer to Note 5);

(2) Included in other long-term liabilities;

(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

8.Borrowings

Refer to Note 11 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021, for additional information regarding its borrowings.

South Africa

July 2017 Facilities, as amended, comprising long-term borrowings (all repaid) and a short-term facility (Facility E)

Available short-term facility - Facility E

On August 2, 2021, Net1 SA and RMB entered into a Letter of Amendment to increase Facility E from ZAR 1.2 billion to ZAR 1.4 billion ($92.6 million, translated at exchange rates applicable as of September 30, 2021). As at September 30, 2021, the Company had utilized approximately ZAR 0.8 billion ($51.6 million) of this overdraft facility. This overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The prime rate on September 30, 2021, was 7.0%.

Nedbank facility, comprising short-term facilities

As of September 30, 2021, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 406.6 million ($26.9 million). The credit facility comprises an overdraft facility of up to ZAR 250.0 million ($16.5 million), which may only be used to fund mobile ATMs and indirect and derivative facilities of up to ZAR 156.6 million ($10.4 million), which include guarantees, letters of credit and forward exchange contracts.

The Company has entered into cession and pledge agreements with Nedbank related to certain of its Nedbank credit facilities (the general banking facility and a portion of the indirect facility) and the Company has ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. These funds, of ZAR 156.6 million ($10.4 million translated at exchange rates applicable as of September 30, 2021), are included within the caption restricted cash related to ATM funding and credit facilities to the Company’s unaudited condensed consolidated balance sheet as of September 30, 2021. As of September 30, 2021, the interest rate on the overdraft facility was 5.9%.

As of September 30, 2021 and June 30, 2021, the Company had utilized approximately ZAR 156.6 million ($10.4 million) and ZAR 156.6 million ($10.9 million), respectively, of its indirect and derivative facilities of ZAR 156.6 million (June 30, 2021: ZAR 156.6 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 19).

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of September 30, 2021, and the movement in the Company’s short-term facilities from as of June 30, 2021 to as of September 30, 2021, as well as the respective interest rates applied to the borrowings as of September 30, 2021:

	South Africa		Total
	RMB	Nedbank
Short-term facilities available as of September 30, 2021	$92,623	$26,898	$119,521
Overdraft restricted as to use for ATM funding only	92,623	16,540	109,163
Indirect and derivative facilities	-	10,358	10,358

Interest rate (%), based on South African prime rate	7.00
Interest rate (%), based on South African prime rate less 1.15%		5.85

Movement in utilized overdraft facilities:
Balance as of June 30, 2021	14,245	-	14,245
Utilized	137,558	1,347	138,905
Repaid	(97,586)	(1,322)	(98,908)
Foreign currency adjustment(1)	(2,649)	(25)	(2,674)
Balance as of September 30, 2021	51,568	-	51,568
Restricted as to use for ATM funding only	51,568	-	51,568

Movement in utilized indirect and derivative
facilities:
Balance as of June 30, 2021(2)	-	10,947	10,947
Utilized	-	4,311	4,311
Foreign currency adjustment(1)	-	(4,900)	(4,900)
Balance as of September 30, 2021(2)	$-	$10,358	$10,358

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

9.Other payables

Summarized below is the breakdown of other payables as of September 30, 2021, and June 30, 2021:

	September 30,	June 30,
	2021	2021
Accruals	$7,813	$7,501
Provisions	6,444	5,343
Other	12,169	13,288
Value-added tax payable	421	435
Payroll-related payables	1,206	884
Participating merchants' settlement obligation	127	137
	$28,180	$27,588

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

10.Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity as of September 30, 2021 and 2020, respectively:

	September 30,	September 30,
	2021	2020

Number of shares, net of treasury:
Statement of changes in equity	56,996,214	56,638,725
Non-vested equity shares that have not vested as of end of period	664,154	324,000
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	56,332,060	56,314,725

11.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2021:

	Three months ended
	September 30, 2021
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2021	$(145,721)	$(145,721)
Movement in foreign currency translation reserve related to equity-accounted investment	(644)	(644)
Movement in foreign currency translation reserve	(5,913)	(5,913)
Balance as of September 30, 2021	$(152,278)	$(152,278)

11.Accumulated other comprehensive loss (continued)

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

There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the three months ended September 30, 2021 and 2020.

12.Stock-based compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan and the vesting terms of certain stock-based awards granted are described in Note 16 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the three months ended September 30, 2021 and 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2021	1,294,832	3.93	7.68	1,624	1.45
Forfeited	(85,000)	3.48	-	-	1.34
Outstanding - September 30, 2021	1,209,832	3.96	7.63	1,445	1.46

Outstanding - June 30, 2020	1,331,651	5.83	7.56	-	2.01
Granted – August 2020	150,000	3.50	3.00	166	1.11
Forfeited	(250,034)	8.79	-	-	2.71
Outstanding - September 30, 2020	1,231,617	4.97	7.56	163	1.76

No stock options were awarded during the three months ended September 30, 2021. On August 5, 2020, the Company granted one of its non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant to the Company, 150,000 stock options with an exercise price of $3.50. These stock options are subject to the non-employee director’s continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date.

Employees forfeited 85,000 stock options during the three months ended September 30, 2021. During the three months ended September 30, 2020, the Company’s former chief executive officer forfeited 250,034 stock options with strike prices ranging from $6.20 to $11.23 per share following his separation from the Company.

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

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of September 30, 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - September 30, 2021	1,209,832	3.96	7.63	1,445

These options have an exercise price range of $3.01 to $11.23.

The following table presents stock options that are exercisable as of September 30, 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - September 30, 2021	401,677	5.18	6.42	199

During the three months ended September 30, 2021 and 2020, respectively, 231,333 and ,156333 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the three months ended September 30, 2021 and 2020:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2021	384,560	1,123
Granted – July 2021	234,608	963
Granted – August 2021	44,986	192
Non-vested – September 30, 2021	664,154	2,610

Non-vested – June 30, 2020	1,115,500	5,354
Total vested	(311,300)	(1,037)
Vested – August 2020	(244,500)	(812)
Vested – September 2020 - accelerated vesting	(66,800)	(225)
Forfeitures	(480,200)	(1,618)
Non-vested – September 30, 2020	324,000	1,102

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

On June 30, 2021, the Company entered into employment agreements with Mr. Chris G.B. Meyer, under which Mr. Meyer was appointed Group Chief Executive Officer of the Company effective July 1, 2021. Mr. Meyer was awarded 117,304 shares of restricted stock on July 1, 2021, which were subject to time-based vesting and vest in full on June 30, 2024, subject to Mr. Meyer’s continued service to the Company through June 30, 2024. In addition, under the terms of Mr. Meyer’s engagement, the Company’s Remuneration Committee also awarded Mr. Meyer 117,304 shares of restricted stock which include performance conditions and which only vest on June 30, 2024 if the performance conditions are met and Mr. Meyer remains employed with the Company through June 30, 2024. Vesting of half of these awards, or 58,652 shares of restricted stock, is subject to the Company achieving its three-year financial services plan during the specific measurement period from June 30, 2021, to June 30, 2024, and the other half is subject to share price growth targets, and only vest if the Company’s share price is $8.14 or higher on June 30, 2024. In August 2021, the Company awarded 44,986 shares of restricted stock to an employee which have time-based vesting conditions.

No shares of restricted stock vested during the three months ended September 30, 2021.

During the three months ended September 30, 2020, 244,500 shares of restricted stock with time-based vesting conditions vested. In connection with the Company’s former chief executive officer’s separation, the Company agreed to accelerate the vesting of ,66800 shares of restricted stock which were granted in February 2020, and which were subject to time-based vesting. These shares of restricted stock vested on September 30, 2020. The 480,200 shares of restricted stock that were forfeited during the three months ended September 30, 2020, included 375,200 shares of restricted stock forfeited by the Company’s former chief executive officer upon his separation from the Company.

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge, net during the three months ended September 30, 2021 and 2020, of $0.3 million and $0.4 million, respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended September 30, 2021
Stock-based compensation charge	$344	$-	$344
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(35)	-	(35)
Total - three months ended September 30, 2021	$309	$-	$309

Three months ended September 30, 2020
Stock-based compensation charge	$682	$-	$682
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(283)	-	(283)
Total - three months ended September 30, 2020	$399	$-	$399

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of September 30, 2021, the total unrecognized compensation cost related to stock options was approximately $0.6 million, which the Company expects to recognize over approximately two years. As of September 30, 2021, the total unrecognized compensation cost related to restricted stock awards was approximately $2.2 million, which the Company expects to recognize over approximately three years.

As of September 30, 2021, and June 30, 2021, respectively, the Company recorded a deferred tax asset of approximately $0.4 million and $0.1 million, related to the stock-based compensation charge recognized related to employees of Net1. As of September 30, 2021, and June 30, 2021, respectively, the Company recorded a valuation allowance of approximately $0.4 million and $0.1 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

13.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended September 30, 2021 and 2020. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the three months ended September 30, 2021 and 2020, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in May 2018, September 2018, February 2020, May 2021, July 2021 and August 2021 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted (loss) earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for all awards made are discussed in Note 16 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

The following table presents net loss attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2021	2020
	(in thousands except
	percent and
	per share data)
Numerator:
Net loss attributable to Net1	$(12,994)	$(28,958)
Undistributed (loss) earnings	$(12,994)	$(28,958)

Percent allocated to common shareholders (Calculation 1)	99	98
Numerator for (loss) earnings per share: basic and diluted	(12,915)	(28,443)
Continuing	(12,915)	(28,443)

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	56,332	56,104
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	56,463	56,104

(Loss) Earnings per share:
Basic	$(0.23)	$(0.51)
Diluted	$(0.23)	$(0.51)

(Calculation 1)
Basic weighted-average common shares outstanding (A)	56,332	56,104
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,678	57,119
Percent allocated to common shareholders (A) / (B)	99	98

13.(Loss) Earnings per share (continued)

Options to purchase 270,832 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three months ended September 30, 2021, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 1,231,617 shares of the Company’s common stock at prices ranging from $3.07 to $11.23 per share were outstanding during the three months ended September 30, 2020, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through November 4, 2030, were still outstanding as of September 30, 2021.

14.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three months ended September 30, 2021 and 2020:

	Three months ended
	September 30,
	2021	2020

Cash received from interest	$382	$495
Cash paid for interest	$804	$908
Cash paid for income taxes	$11	$15,406

Leases

The following table presents supplemental cash flow disclosure related to leases for the three months ended September 30, 2021 and 2020:

	Three months ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$925	$872

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$504	$90

15.Revenue recognition

Disaggregation of revenue

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended September 30, 2021:

	Processing	Financial services	Technology	Total
Processing fees	$15,630	$464	$-	$16,094
South Africa	15,203	464	-	15,667
Rest of world	427	-	-	427
Technology products	604	132	4,349	5,085
Telecom products and services	2,277	-	-	2,277
Lending revenue	-	5,376	-	5,376
Insurance revenue	-	2,193	-	2,193
Account holder fees	-	1,443	-	1,443
Other	1,645	78	313	2,036
Total revenue, derived from the following geographic locations	20,156	9,686	4,662	34,504
South Africa	19,729	9,686	4,662	34,077
Rest of world	$427	$-	$-	$427

The following table presents our revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended September 30, 2020:

	Processing	Financial services	Technology	Total
	(as restated)			(as restated)(1)
Processing fees	$16,330	$599	$-	$16,929
South Africa(1)	14,774	599	-	15,373
Rest of world	1,556	-	-	1,556
Technology products	460	-	6,074	6,534
Telecom products and services	4,422	-	-	4,422
Lending revenue	-	4,200	-	4,200
Insurance revenue	-	1,457	-	1,457
Account holder fees	-	1,183	-	1,183
Other	306	81	24	411
Total revenue, derived from the following geographic locations	21,518	7,520	6,098	35,136
South Africa	19,962	7,520	6,098	33,580
Rest of world	$1,556	$-	$-	$1,556

(1) Processing fees South Africa and Total column has been restated for the error described in Note 1.

16.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during each of the three months ended September 30, 2021 and 2020 was $0.9 million, respectively. The Company does not have any significant leases that have not commenced as of September 30, 2021.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended September 30, 2021 and 2020, was $ 1.3 million and $ 1.1 million, respectively.

16.Leases (continued)

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
Right of use assets obtained in exchange for lease obligations:
Weighted average remaining lease term (years)	3.11	3.94
Weighted average discount rate (percent)	6.3	9.3

The maturities of the Company’s operating lease liabilities as of September 30, 2021, are presented below:

September 30,
2021
Maturities of operating lease liabilities
2022 (for September 30, 2021 excluding three months to September 30, 2021)	$2,915.00
2023	907.00
2024	603.00
2025	47.00
2026	-
Thereafter	-
Total undiscounted operating lease liabilities	4,472
Less imputed interest	385
Total operating lease liabilities, included in	4,087
Operating lease liability - current	2,674
Operating lease liability - long-term	$1,413

17.Operating segments

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

The Processing segment includes fees earned by the Company from processing activities performed for its customers and revenue generated from the distribution of prepaid airtime. The Company provides its customers with transaction processing services that involve the collection, transmittal and retrieval of all transaction data. Customers that have a bank account managed by the Company are issued cards that can be utilized to withdraw funds at an ATM or to transact at a merchant point of sale device (“POS”). The Company earns processing fees from transactions processed for these customers. The Company also earns fees on transactions performed by other banks’ customers utilizing its ATM, POS or bill payment infrastructure. The Processing segment includes IPG’s processing activities for fiscal 2021 as IPG’s activities were ceased in fiscal 2021.

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

17.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended September 30, 2021 and 2020, is as follows:

	Revenue (as restated)(1)
	Reportable Segment	Inter-segment	From external customers

Processing	$21,356	$1,200	$20,156
Financial services	10,626	940	9,686
Technology	4,824	162	4,662
Total for the three months ended September 30, 2021	$36,806	$2,302	$34,504

Processing(1)	$22,506	$988	$21,518
Financial services	8,265	745	7,520
Technology	6,211	113	6,098
Total for the three months ended September 30, 2020	$36,982	$1,846	$35,136

(1) Processing for the three months ended September 30, 2020 has been restated for the error described in Note 1.

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

The reconciliation of the reportable segments measures of profit or loss to loss before income tax expense (benefit) for the three months ended September 30, 2021 and 2020, is as follows:

	Three months ended
	September 30,
	2021	2020

Reportable segments measure of profit or loss	$(9,526)	$(7,898)
Operating loss: Corporate/Eliminations	(1,699)	(2,877)
Interest income	389	611
Interest expense	(816)	(747)
Loss before income tax expense (benefit)	$(11,652)	$(10,911)

17.Operating segments (continued)

The following tables summarize segment information that is prepared in accordance with GAAP for the three months ended September 30, 2021 and 2020:

	Three months ended
	September 30,
	2021	2020
		(as restated)(1)
Revenues
Processing	$21,356	$22,506
All others	21,356	21,297
IPG	-	1,209
Financial services	10,626	8,265
Technology	4,824	6,211
Total	36,806	36,982

Operating (loss) income
Processing	(7,131)	(7,301)
All others	(7,131)	(4,529)
IPG	-	(2,772)
Financial services	(2,998)	(2,372)
Technology	603	1,775
Subtotal: Operating segments	(9,526)	(7,898)
Corporate/Eliminations	(1,699)	(2,877)
Total	(11,225)	(10,775)

Depreciation and amortization
Processing	594	704
Financial services	90	136
Technology	193	2
Subtotal: Operating segments	877	842
Corporate/Eliminations	18	81
Total	895	923

Expenditures for long-lived assets
Processing	514	246
Financial services	56	28
Technology	128	1
Subtotal: Operating segments	698	275
Corporate/Eliminations	-	-
Total	$698	$275

(1) Revenues-Processing-All others for the three months ended September 30, 2020 have been restated for the error described in Note 1.

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

For the three months ended September 30, 2021, the Company’s effective tax rate was impacted by the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

18.Income tax (continued)

Income tax in interim periods (continued)

For the three months ended September 30, 2020, the Company’s effective tax rate was impacted by the reversal of the deferred tax liability related to one of the Company’s equity-accounted investments following its impairment, which was partially offset by the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities

Uncertain tax positions

The Company had no significant uncertain tax positions during the three months ended September 30, 2021, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet. The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of September 30, 2021, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2017. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

19.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 156.6 million ($10.4 million, translated at exchange rates applicable as of September 30, 2021) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.94% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of September 30, 2021. The maximum potential amount that the Company could pay under these guarantees is ZAR 156.6 million ($10.4 million, translated at exchange rates applicable as of September 30, 2021). As discussed in Note 8, the Company has ceded and pledged certain bank accounts to Nedbank as security for these guarantees with an aggregate value of ZAR 156.6 million ($10.4 million translated at exchange rates applicable as of September 30, 2021). The guarantees have reduced the amount available under its indirect and derivative facilities in the Company’s short-term credit facility described in Note 8.

Contingencies

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

20. Subsequent events

Agreement to acquire a controlling interest in the Connect Group

On October 31, 2021, the Company entered into a Sale of Shares Agreement (the “Sale Agreement”) with the Sellers (as defined in the Sale Agreement), Cash Connect Management Solutions Proprietary Limited (“CCMS”), Ovobix (RF) Proprietary Limited (“Ovobix”), Luxiano 227 Proprietary Limited (“Luxiano”) and K2021477132 (South Africa) Proprietary Limited (“K2021” and together with CCMS, Ovobix and Luxiano, the “Target Companies”). Pursuant to the Sale Agreement, and subject to its terms and conditions, the Company’s wholly-owned subsidiary, Net1 SA, agreed to acquire, and the Sellers agreed to sell, all of the outstanding equity interests and certain claims in the Target Companies. The Company has guaranteed the performance of Net1 SA’s obligations under the Sale Agreement.

20. Subsequent events (continued)

Subject to the terms and conditions set forth in the Sale Agreement, at the closing of the transaction, the Sellers shall receive consideration of ZAR 3,683,559,419, after deducting an aggregate amount of ZAR 175,860,000 representing awards to certain members of management, subject to certain adjustments. The ZAR 3,683,559,419 includes 3,065,883 shares of common stock to be issued in three tranches on each of the first, second and third anniversaries of the closing. The Sale Agreement also includes a purchase price escalator that is intended to reflect an assumed increase in Enterprise Value (as defined in the Sale Agreement) from March 1, 2021, through closing at the rate of 3.05% per annum.

The Sale Agreement includes customary covenants from the Sellers, including (i) to conduct the business in the ordinary course during the period between the execution of the Sale Agreement and the closing of the transactions contemplated thereby, and (ii) not to engage in certain kinds of transactions during such period.

The closing of the transaction is subject to customary closing conditions, including (i) approval from the competition authorities of South Africa, Namibia and Botswana, (ii) exchange control approval from the financial surveillance department of the South African Reserve Bank, and (iii) obtaining certain third-party consents. In addition, the closing of the transaction is subject to entry into definitive agreements by Net1 SA for an aggregate of ZAR 2.35 billion in debt financing to be provided by Rand Merchant Bank and satisfying the conditions precedent for funding thereunder.

The Company signed non-binding term sheets for a ZAR 2.35 billion ($154.4 million) debt package with Rand Merchant Bank. These include a credit enhancement mechanism of ZAR 350 million ($23.0 million), which will be provided by investment funds managed by the Company’s largest shareholder, Value Capital Partners (Pty) Ltd, on commercially agreed terms, which include a contingent subscription for new shares.

If certain conditions related to Net1 SA’s debt financing are not satisfied by their respective due dates for fulfilment for any reason, Net1 SA agreed to pay to the Sellers an amount of ZAR 50,000,000. If certain undertakings by the Sellers are not completed by their respective due dates for fulfilment for any reason and the Sale Agreement is terminated, the Seller responsible for such failure will pay to Net1 SA an amount of ZAR 50,000,000.

The Sale Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing of the transactions contemplated thereby.

On October 29, 2021, the USD/ZAR exchange rate was $1.00 / ZAR 15.22.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2021, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

Agreement to acquire a controlling interest in the Connect Group

On October 31, 2021, we entered into an agreement to acquire a controlling stake in the Connect Group. Subject to the terms and conditions set forth in the transaction agreement, the sellers will receive consideration of ZAR 3,683,559,419, which includes 3,065,883 shares of common stock to be issued in three tranches on each of the first, second and third anniversaries of the closing. The transaction also includes a purchase price escalator that is intended to reflect an assumed increase in Enterprise Value (as defined in the agreement) from March 1, 2021, through closing at the rate of 3.05% per annum.

The transaction agreement includes customary covenants from the sellers and closing conditions, including obtaining regulatory approvals, and will be settled using a combination of cash, shares of our common stock as noted above, and external debt. We have signed non-binding term sheets for a ZAR 2.35 billion ($154.4 million) debt package with Rand Merchant Bank, a division of FirstRand Bank Limited. These include a credit enhancement mechanism of ZAR 350 million ($23.0 million), which will be provided by investment funds managed by our largest shareholder, Value Capital Partners (Pty) Ltd, on commercially agreed terms, which include a contingent subscription for new shares. If certain conditions related to our debt financing are not satisfied by their respective due dates for fulfilment for any reason, we have agreed to pay to the Sellers an amount of ZAR 50,000,000. If certain undertakings by the sellers are not completed by their respective due dates for fulfilment for any reason and the transaction agreement is terminated, the seller responsible for such failure will pay us an amount of ZAR 50,000,000.

Refer to the discussion under “Part II—Item 1A.—Risk Factors— Failure to complete, or delays in completing, the Connect Group acquisition, could materially and adversely affect our results of operations and stock price.” and “We may not realize some or all of the anticipated benefits from the Connect Group acquisition.” for risks related to transaction.

Impact of COVID-19

We do not believe the COVID-19 pandemic has had a significant impact our South African operations since the initial lockdown period which occurred between March 2020 and June 2020. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive and is currently in adjusted Level 1. The South African government commenced its vaccination program in early calendar 2021, with a stated goal of vaccinating 67% of the South African population by the end of the calendar year. At the end of October around 38% of the adult population had been vaccinated, indicating that the goal is unlikely to be achieved. Expectations are that a fourth wave will affect the country in the coming months.

Business and operations

During the quarter our operations largely operated as normal though there is an indirect impact from the lower economic activity in the South African economy. Our insurance business is the only operation seeing a clear impact from a higher level of benefit claims which continues to persist.

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

Cash resources and liquidity

We believe we have sufficient cash reserves to support us through the next twelve months. We do not believe there will be any further significant adverse effects on our liquidity from the pandemic, unless there is a resumption of the higher level of restrictions seen in April and May 2020 in South Africa. We believe that our South African insurance business is adequately capitalized to address the higher claim levels it is currently experiencing.

While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our customers and other factors identified in Part I, Item 1A. “Risk Factors— We are unable to ascertain the full impact the COVID-19 pandemic will have on our future financial position, operations, cash flows and stock price” in our Annual Report on Form 10-K for the year ended June 30, 2021. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

During the last quarter the focus has been on upskilling and refocusing our employees on customer acquisition and cross-selling of our various products. This is a significant initiative that is being driven by a new team of provincial heads who have the necessary experience of implementing and managing a sales driven culture. Many of these new provincial heads only joined the business during the last quarter and while we are already seeing improvements in sales activity, the real benefits will only be seen in the coming months.

Gross customer additions for the quarter were approximately 124,000 compared to the 43,000 of the previous quarter, while net additions amounted to 102,000 customers compared to the 33,000 of the previous quarter. This improvement was despite the impact of the social unrest experienced in parts of South Africa during July, with a number of branches damaged. This constrained some of our sales activities but the impact was short term. Based on historic data, our expectation is for 45% to 50% of these accounts to become active within three months of opening.

Processing Activities in South Africa

Our processing activities in South Africa are focused around our ATM network, which largely services a consumer base, and our transaction processing for businesses, anchored around our EasyPay offering.

Transaction volumes in our ATM business were down by 12% on the previous quarter and by 10% on the prior year, but this was largely due to the impact of the social unrest – volumes had largely recovered in September 2021. This part of our business was affected by the social unrest with over 10% of our ATMs destroyed. While we now have a smaller ATM fleet, our focus is on improving transaction volumes to compensate for this, with a focus on expanding the presence of our ATMs in various retailers.

As articulated in respect of our revised strategy, we aim to grow our business to business, or B2B, operations through the servicing of small and micro enterprises. Our B2B operations performed broadly in line with expectations with throughput growing by 4% compared to the previous quarter and transaction volumes by 11%. Opportunities related to the expansion of the processing business into the small and micro enterprises space have been identified and are being progressed.

International Activities

India – In July 2021, MobiKwik filed its draft red herring prospectus with the appropriate Indian regulator related to its proposed initial public offering process. We did not identify any observable price changes in orderly transactions for similar or identical equity securities issued by MobiKwik during the first quarter of fiscal 2022 and therefore did not change the carrying value of our investment.

Status of Cell C recapitalization

Cell C – We continued to carry the value of our Cell C investment at $0 (zero) as of September 30, 2021. Cell C remains focused on its recapitalization and implementing various initiatives to improve its operational performance. While it remains in default on its various lending arrangements, Cell C and its lenders continue to work constructively and are making steady progress towards its recapitalization.

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

Critical accounting policies are those that reflect significant judgments or uncertainties and may potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2021:

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

Recent accounting pronouncements not yet adopted as of September 30, 2021

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2021, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2021	2020	2021
ZAR : $ average exchange rate	14.6246	16.9080	15.4146
Highest ZAR : $ rate during period	15.3110	17.6866	17.6866
Lowest ZAR : $ rate during period	14.1630	16.2165	13.4327
Rate at end of period	15.1150	16.8344	14.3010

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2022 and 2021, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Year ended
Table 2	September 30,		June 30,
	2021	2020	2021
Income and expense items: $1 = ZAR	14.6129	16.7738	15.7162
Balance sheet items: $1 = ZAR	15.1150	16.8344	14.3010

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

First quarter of fiscal 2022 compared to first quarter of fiscal 2021

The following factors had a significant impact on our results of operations during the first quarter of fiscal 2022 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 14% in ZAR primarily due to fewer prepaid airtime and hardware sales and lower transaction fee revenue;

• Lower operating losses: Operating losses have reduced by 9% in ZAR compared with the prior period primarily due to the closure of IPG and lower legal and consulting fees (excluding those related to the Connect Group transaction). We continue to experience operating losses because of depressed revenues and have embarked on a plan to reduce operating expenses, including closing our mobile payment infrastructure;

• Foreign exchange movements: The U.S. dollar was 13% weaker against the ZAR during the first quarter of fiscal 2022, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In United States Dollars
	Three months ended September 30,
	2021	2020
		(as restated)(A)
	$ ’000	$ ’000	change
Revenue	34,504	35,136	(2%)
Cost of goods sold, IT processing, servicing and support	24,207	26,460	(9%)
Selling, general and administration	20,627	18,528	11%
Depreciation and amortization	895	923	(3%)
Operating loss	(11,225)	(10,775)	4%
Interest income	389	611	(36%)
Interest expense	816	747	9%
Loss before income tax expense	(11,652)	(10,911)	7%
Income tax expense	186	(1,090)	nm
Net loss before loss from equity-accounted investments	(11,838)	(9,821)	21%
Loss from equity-accounted investments	(1,156)	(19,137)	(94%)
Net (loss) income attributable to us	(12,994)	(28,958)	(55%)

(A) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 4	In South African Rand
	Three months ended September 30,
	2021	2020
		(as restated)(A)
	ZAR ’000	ZAR ’000	change
Revenue	504,204	589,364	(14%)
Cost of goods sold, IT processing, servicing and support	353,734	443,835	(20%)
Selling, general and administration	301,420	310,785	(3%)
Depreciation and amortization	13,079	15,482	(16%)
Operating loss	(164,029)	(180,738)	(9%)
Interest income	5,684	10,249	(45%)
Interest expense	11,924	12,530	(5%)
Loss before income tax expense	(170,269)	(183,019)	(7%)
Income tax expense	2,718	(18,284)	nm
Net loss before loss from equity-accounted investments	(172,987)	(164,735)	5%
Loss from equity-accounted investments	(16,893)	(321,000)	(95%)
Net (loss) income attributable to us	(189,880)	(485,735)	(61%)

(A) Revenue and cost of goods sold, IT processing, servicing and support have been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

The decrease in revenue was primarily due to fewer prepaid airtime and hardware sales and lower transaction fee revenue, which was partially offset by higher lending revenues.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to lower cost of prepaid airtime and hardware sales, which was partially offset by higher costs related to transaction fees and an increase in insurance-related claims experience.

In ZAR, the decrease in selling, general and administration expense was primarily due to lower IPG-related expenses incurred following its closure and lower legal and consulting fees, which was partially offset by the year-over-year impact of inflationary increases on employee-related expenses.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the first quarter of fiscal 2021.

Our operating loss margin for the first quarter of fiscal 2022 and 2021 was (32.5%) and (30.7%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

Interest on surplus cash decreased to $0.4 million (ZAR 5.7 million) from $0.6 million (ZAR 10.2 million), primarily due to lower average daily cash balances and lower average interest rates applied to daily cash balances during the first quarter of fiscal 2022.

Interest expense increased to $0.8 million (ZAR 11.9 million) from $0.7 million (ZAR 12.5 million), primarily as a result of a higher utilization of our ATM facilities to fund our ATMs.

Fiscal 2022 tax expense was $0.2 million (ZAR 2.7 million) compared to a tax benefit of $(1.1) million (ZAR (18.3) million) in fiscal 2021. Our effective tax rate for fiscal 2022 was impacted by the tax charge related to our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

Bank Frick was sold in the third quarter of fiscal 2021 and was accounted for using the equity method during the first quarter of fiscal 2021. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended September 30,
	2021	2020	$ %
	$ ’000	$ ’000	change
Finbond	(1,156)	(19,461)	(94%)
Share of net loss	(1,156)	(2,617)	(56%)
Impairment	-	(16,844)	nm
Bank Frick	-	481	nm
Share of net income	-	481	nm
Other	-	(157)	nm
Share of net loss	-	(157)	nm
Total loss from equity-accounted investments	(1,156)	(19,137)	(94%)

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 6	In United States Dollars(1)

	Three months ended September 30,
	2021	% of	2020	% of	% change
			(as restated)
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Processing	21,356	62%	22,506	64%	(5%)
All others	21,356	62%	21,297	61%	0%
IPG	-	-	1,209	3%	nm
Financial services	10,626	31%	8,265	24%	29%
Technology	4,824	14%	6,211	18%	(22%)
Subtotal: Operating segments	36,806	169%	36,982	170%	(0%)
Corporate/Eliminations	(2,302)	(69%)	(1,846)	(70%)	25%
Total consolidated revenue	34,504	100%	35,136	100%	(2%)
Consolidated operating (loss) income:
Processing	(7,131)	64%	(7,301)	68%	(2%)
All others	(7,131)	64%	(4,529)	42%	57%
IPG	-	-	(2,772)	26%	nm
Financial services	(2,998)	27%	(2,372)	22%	26%
Technology	603	(5%)	1,775	(16%)	(66%)
Subtotal: Operating segments	(9,526)	150%	(7,898)	142%	21%
Corporate/eliminations	(1,699)	(50%)	(2,877)	(42%)	(41%)
Total consolidated operating loss	(11,225)	100%	(10,775)	100%	4%

(1) Consolidated revenue-Processing-All others for the three months ended September 30, 2020 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Table 7	In South African Rand(1)

	Three months ended September 30,
	2021	% of	2020	% of	% change
			(as restated)
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Processing	312,073	62%	377,511	64%	(17%)
All others	312,073	62%	357,232	61%	(13%)
IPG	-	-	20,279	3%	nm
Financial services	155,277	31%	138,635	24%	12%
Technology	70,493	14%	104,182	18%	(32%)
Subtotal: Operating segments	537,843	169%	620,328	170%	(13%)
Corporate/Eliminations	(33,639)	(69%)	(30,964)	(70%)	9%
Total consolidated revenue	504,204	100%	589,364	100%	(14%)
Consolidated operating (loss) income:
Processing	(104,205)	64%	(122,466)	68%	(15%)
All others	(104,205)	64%	(75,969)	42%	37%
IPG	-	-	(46,497)	26%	nm
Financial services	(43,809)	27%	(39,787)	22%	10%
Technology	8,812	(5%)	29,773	(16%)	(70%)
Subtotal: Operating segments	(139,202)	150%	(132,480)	142%	5%
Corporate/eliminations	(24,827)	(50%)	(48,258)	(42%)	(49%)
Total consolidated operating loss	(164,029)	100%	(180,738)	100%	(9%)

(1) Consolidated revenue-Processing-All others for the three months ended September 30, 2020 has been restated for the error described in Note 1 to the unaudited condensed consolidated financial statements. There was no impact on operating loss as a result of the restatement.

Processing

Excluding IPG, segment revenue decreased primarily due to fewer prepaid airtime sales and a reduction in volume-driven transaction fees, including as a result of the South African banking industry’s decision to waive fees charged to customers for utilizing other banks’ ATMs in August and September 2021. Excluding IPG, Processing’s operating loss has been impacted by the lower revenue.

Our operating loss margin (calculated as operating (loss) income divided by revenue) for the first quarter of fiscal 2022 and 2021 was (33.4%) and (32.4%), respectively. Excluding IPG, our operating loss margin for the Processing segment was (21.3%) during the first quarter of fiscal 2021.

Financial services

Segment revenue increased due to higher account fee revenue following an increase in the number of EPE accounts, an increase in lending revenue as a result of improved lending activity, and an increase in insurance revenues from an increase in business written. The increase in operating loss is primarily due to the increase in insurance-related claims experienced this quarter attributed to the COVID-19 pandemic as well as higher employee costs compared with the prior period.

Our operating loss margin for the first quarter of fiscal 2022 and 2021 was (28.2%) and (28.7%), respectively.

Technology

Segment revenue decreased due to fewer hardware sales compared to the prior period. Operating income for the first quarter of fiscal 2022 was directly impacted by the lower revenue compared with fiscal 2021.

Our operating income margin for the Technology segment was 12.5% and 28.6% during the first quarter of fiscal 2022 and 2021, respectively.

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

Our corporate expenses for fiscal 2022 decreased compared with fiscal 2021 due to lower legal and consulting fees incurred. We expect to incur additional expenses related to the Connect Group transaction in the second quarter of fiscal 2022.

Liquidity and Capital Resources

At September 30, 2021, our cash and cash equivalents were $188.5 million and comprised of U.S. dollar-denominated balances of $162.5 million, ZAR-denominated balances of ZAR 0.4 billion ($23.7 million), and other currency deposits, primarily Botswana pula, of $2.3 million, all amounts translated at exchange rates applicable as of September 30, 2021. The decrease in our unrestricted cash balances from June 30, 2021, was primarily due to weak trading activities and utilization of cash reserves to fund our operations.

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

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of September 30, 2021:

Table 8	RMB		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft restricted as to use(1)	92,623	1,399,995	16,540	250,000
Total overdraft	92,623	1,399,995	16,540	250,000
Indirect and derivative facilities(2)	-	-	10,358	156,561
Total short-term facilities available	92,623	1,399,995	26,898	406,561

Utilized short-term facilities:
Overdraft restricted as to use(1)	51,568	779,451	-	-
Indirect and derivative facilities(2)	-	-	10,358	156,556

Interest rate, based on South African prime rate		7.00%
Interest rate, based on South African prime rate less 1.15%				5.85%

(1) Overdraft may only be used to fund mobile ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by Nedbank to various third parties on our behalf.

Restricted cash

We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of September 30, 2021, includes restricted cash of approximately $51.6 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our unaudited condensed consolidated balance sheet.

We have also entered into cession and pledge agreements with Nedbank related to certain of our Nedbank credit facilities and we have ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of September 30, 2021, includes restricted cash of approximately $10.4 million that has been ceded and pledged.

Cash flows from operating activities

First quarter

Net cash used in operating activities during the first quarter of fiscal 2022 was $7.9 million (ZAR 116.1 million) compared to $29.9 million (ZAR 501.2 million) during the first quarter of fiscal 2021. Excluding the impact of income taxes, our cash used in operating activities during the first quarter of fiscal 2022 was impacted by the cash losses incurred by the majority of our continuing operations.

There were no significant tax payments made or refunds received during the first quarter of fiscal 2022. During the first quarter of fiscal 2021, we paid South African tax of $0.2 million (ZAR 3.4 million) related to our 2020 tax year. We also paid taxes totaling $15.2 million in other tax jurisdictions, primarily in the U.S.

Taxes paid during the first quarter of fiscal 2022 and 2021 were as follows:

Table 9	Three months ended September 30,
	2021	2020	2021	2020
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	-	205	-	3,423
Tax refund received	(25)	(12)	(376)	(205)
Total South African taxes paid (received)	(25)	193	(376)	3,218
Foreign taxes paid	36	15,213	525	254,450
Total tax paid	11	15,406	149	257,668

Cash flows from investing activities

First quarter

Cash used in investing activities for the first quarter of fiscal 2022 included capital expenditures of $0.7 million (ZAR 10.2 million), primarily due to the roll out of our new express branches.

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

Cash flows from financing activities

First quarter

During the first quarter of fiscal 2022, we utilized approximately $138.9 million from our South African overdraft facilities to fund our ATMs and repaid $98.9 million of these facilities.

During the first quarter of fiscal 2021, we utilized approximately $69.1 million from our South African overdraft facilities to fund our ATMs, and repaid $76.9 million of these facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the second quarter of fiscal 2022 to primarily include limited investments into our ATM infrastructure and branch network in South Africa. Our capital expenditures for the first quarter of fiscal 2022 and 2021 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of September 30, 2021, of $1.0 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 4 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest rate. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2021, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of September 30, 2021. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of September 30, 2021, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 10	As of March 31, 2021
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South Africa overdraft (South African prime interest rate)	4,631	1%	5,293

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our group chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the group chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Resolution of NCR application for the cancelation of Moneyline’s registration as a credit provider

In September 2014, the NCR applied to the South African National Consumer Tribunal, or Tribunal, to cancel the registration of our subsidiary, Moneyline, for breach of the NCA based on an investigation concluded by it. We raised a number of procedural points in defense and argument on these points was heard on November 27, 2015, before three tribunal members. Two ruled against us and one upheld our points. We appealed the majority ruling to the High Court. This matter was heard on December 4, 2018, by a full bench of the Pretoria High Court. In opposing this appeal, the NCR contended that our appeal had no basis and they raised, as a procedural point, that we should have joined the Tribunal as a party to the appeal proceedings. On August 30, 2019, it was ordered that the Tribunal be included in the appeal proceedings and this appeal was scheduled to be heard on October 27, 2021.

The parties settled the matter out of court in mid-October 2021. The settlement process included the NCR withdrawing its application to cancel our NCA registration with the Tribunal and we agreed to withdraw our appeal with the High Court. The settlement was made an order of the High Court on October 27, 2021. The parties agreed to pay their own costs related to this matter.

Item 1A. Risk Factors

See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Failure to complete, or delays in completing, the Connect Group acquisition, could materially and adversely affect our results of operations and stock price.

The completion of the Connect Group acquisition is subject to a number of conditions precedent, including receipt of regulatory approvals, certain third-party consents and the completion of financing arrangements. Some of these conditions are outside our control.

To complete the acquisition, we must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities. The regulatory approval processes may take a lengthy period of time to complete, and there can be no assurance as to the outcome of the approval processes, including the undertakings and conditions that may be required for approval, or whether the regulatory approvals will be obtained at all.

We signed non-binding term sheets for a ZAR 2.35 billion ($154.4 million) debt package with RMB. The finalization of binding lending agreements may take some time to complete, and there can be no assurance as to the outcome, including abiding with the undertakings and conditions included in the non-binding term sheets. Furthermore, we have agreed that if certain conditions related to our debt financing are not satisfied by their respective due dates for fulfilment for any reason, we have agreed to pay to the Connect Group sellers an amount of ZAR 50,000,000.

As we expect to finance a significant portion of the acquisition price using the debt package we expect that we will be required to provide certain of our assets as security against the debt package. The final financing agreements are also expected to contain covenants that that will require us to maintain certain specified financial ratios and may place restrictions on our ability to make certain distributions from the target group, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. These security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default under the financing agreements and the indebtedness negotiated thereunder could be accelerated. Furthermore, we may not be able to service scheduled debt or interest repayments, or both, as a result of our inability to generate sufficient future cash flows, which may place us in contravention of the terms of the financing agreements and which may result in an event of default. If any of these events were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

The non-binding term sheets also include a credit enhancement mechanism of ZAR 350 million ($23.0 million), which will be provided by investment funds managed by Net1’s largest shareholder, Value Capital Partners (Pty) Ltd (“VCP”), on commercially agreed terms, which include a contingent subscription for new shares. There can be no assurance that VCP will perform under the commercially agreed terms and failure by it to fulfil its obligation under the credit enhancement mechanism may put our funding or future repayments at risk.

In addition, the completion of the acquisition is conditional on, among other things, no action or circumstance occurring that would result in a material adverse effect on the Connect Group’s business operations or financial results.

We cannot provide any assurance regarding if or when all conditions precedent to the acquisition will be satisfied or waived. If, for any reason, the acquisition is not completed, its completion is materially delayed and/or the share purchase agreement is terminated, the market price of our common stock may be materially and adversely affected.

In addition, if the acquisition is not completed for any reason, there are risks that the announcement of the acquisition and the dedication of management’s attention and other of our resources to the completion thereof could have a negative impact on our relationships with our stakeholders and could have a material adverse effect on our current and future operations, financial condition and prospects.

We may not realize some or all of the anticipated benefits from the Connect Group acquisition.

Even if we complete the Connect Group acquisition, we may experience unforeseen events, changes or circumstances that may adversely affect us. For example, we may incur unexpected costs, charges or expenses resulting from the transaction, including charges to future earnings if the Connect Group’s business does not perform as expected. Our expectations regarding the Connect Group’s business and prospects may not be realized, including as a result of changes in the financial condition of the markets that the Connect Group serves. In addition, there are risks associated with the Connect Group’s product and service offerings or results of operations, including the risk of reduced cash settlements through Connect Group’s vault infrastructure or higher cash losses, lower than expected growth in Connect Group’s value-added services, lower than expected levels of loan advances or higher credit losses and slower than expected growth in card transactions. Further, there are numerous challenges, risks and costs involved with integrating the operations of Connect Group with ours. For example, Integrating the Connect Group into our company will require significant attention from our senior management which may divert their attention from our day-to-day business. The difficulties of integration may be increased by cultural differences between our two organizations and the necessity of retaining and integrating personnel, including Connect Group’s key employees. Furthermore, our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2022, will likely exclude the operations of the Connect Group. If some or all of the aforementioned or other risks materialize, our ability to realize the anticipated benefits of the Connect Group could be materially impaired, and as a result, our financial condition, results of operations, cash flows and stock price could suffer.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.40	Letter of Amendment, dated August 2, 2021, among Net1 Applied Technologies South Africa Proprietary Limited and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender, related to the amendment to the Senior Facility E Agreement	X	8-K	10.1	August 2, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2021.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer

Chris G.B. Meyer

Group Chief Executive Officer

By: /s/ Alex M.R. Smith

Alex M.R. Smith

Chief Financial Officer, Treasurer and Secretary