Form 10-Q
period 2021-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2022-02-09
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 7, 2022 (the latest practicable date), 57,687,092 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Part I. Financial information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2021	2021(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$182,356	$198,572
Restricted cash related to ATM funding and credit facilities (Note 8)	57,788	25,193
Accounts receivable, net and other receivables (Note 2)	20,701	26,583
Finance loans receivable, net (Note 2)	21,571	21,142
Inventory (Note 3)	20,005	22,361
Total current assets before settlement assets	302,421	293,851
Settlement assets	369	466
Total current assets	302,790	294,317
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - December: $34,643 June: $38,535	5,389	7,492
OPERATING LEASE RIGHT-OF-USE (Note 16)	3,611	4,519
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	7,217	10,004
GOODWILL (Note 6)	26,239	29,153
INTANGIBLE ASSETS, NET (Note 6)	288	357
DEFERRED INCOME TAXES	868	622
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)	77,821	81,866
TOTAL ASSETS	424,223	428,330

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)	47,960	14,245
Accounts payable	3,539	7,113
Other payables (Note 9)	30,248	27,588
Operating lease liability - current (Note 16)	2,516	2,822
Income taxes payable	271	256
Total current liabilities before settlement obligations	84,534	52,024
Settlement obligations	369	466
Total current liabilities	84,903	52,490
DEFERRED INCOME TAXES	10,402	10,415
OPERATING LEASE LIABILITY - LONG TERM (Note 16)	1,281	1,890
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,391	2,576
TOTAL LIABILITIES	98,977	67,371
REDEEMABLE COMMON STOCK	84,979	84,979

EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - December: 57,657,172 June: 56,716,620	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: December: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	303,804	301,959
TREASURY SHARES, AT COST: December: 24,891,292 June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 11)	(157,879)	(145,721)
RETAINED EARNINGS	381,213	406,613
TOTAL NET1 EQUITY	240,267	275,980
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	240,267	275,980

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$424,223	$428,330

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE (Note 15)	$31,114	$32,305	$65,618	$67,441

EXPENSE

Cost of goods sold, IT processing, servicing and support	20,580	24,339	44,787	50,799
Selling, general and administration	17,746	22,097	38,188	40,625
Depreciation and amortization	726	1,074	1,621	1,997
Transaction costs related to Connect Group acquisition	1,489	-	1,674	-

OPERATING LOSS	(9,427)	(15,205)	(20,652)	(25,980)

CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 4 and 5)	-	15,128	-	15,128

UNREALIZED LOSS RELATED TO FAIR VALUE ADJUSTMENT TO CURRENCY OPTIONS (Note 4)	2,429	-	2,429	-

LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 5)	-	13	-	13

INTEREST INCOME	313	717	702	1,328

INTEREST EXPENSE	765	677	1,581	1,424

LOSS BEFORE INCOME TAX EXPENSE	(12,308)	(50)	(23,960)	(10,961)

INCOME TAX EXPENSE (Note 18)	98	3,468	284	2,378

NET LOSS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS	(12,406)	(3,518)	(24,244)	(13,339)

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	-	(1,016)	(1,156)	(20,153)

NET LOSS ATTRIBUTABLE TO NET1	$(12,406)	$(4,534)	$(25,400)	$(33,492)

Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Net1 shareholders	$(0.22)	$(0.08)	$(0.44)	$(0.59)
Diluted loss attributable to Net1 shareholders	$(0.22)	$(0.08)	$(0.44)	$(0.59)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)

Net loss	$(12,406)	$(4,534)	$(25,400)	$(33,492)

Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve	(5,601)	20,003	(11,514)	26,145
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	(644)	1,688
Total other comprehensive (loss) income, net of taxes	(5,601)	20,003	(12,158)	27,833

Comprehensive (loss) income	(18,007)	15,469	(37,558)	(5,659)

Comprehensive (loss) income attributable to Net1	$(18,007)	$15,469	$(37,558)	$(5,659)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended December 31, 2020 (dollar amounts in thousands)
Balance – October 1, 2020	81,530,017	$80	(24,891,292)	$(286,951)	56,638,725	$301,946	$415,712	$(161,245)	$269,542	$-	$269,542	$84,979

Stock-based compensation charge (Note 12)					-	246			246		246

Reversal of stock-based compensation charge (Note 12)	(30,000)				(30,000)	(14)			(14)		(14)

Net loss					-		(4,534)		(4,534)	-	(4,534)

Other comprehensive income (Note 11)								20,003	20,003	-	20,003

Balance – December 31, 2020	81,500,017	$80	(24,891,292)	$(286,951)	56,608,725	$302,178	$411,178	$(141,242)	$285,243	$-	$285,243	$84,979

	For the six months ended December 31, 2020 (dollar amounts in thousands)

Balance – July 1, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

Stock-based compensation charge (Note 12)						928			928		928

Reversal of stock-based compensation charge (Note 12)	(510,200)				(510,200)	(297)			(297)		(297)

Stock-based compensation charge related to equity-accounted investment						(40)			(40)		(40)

Proceeds from disgorgement of shareholders' short-swing profits						98			98		98

Net loss							(33,492)		(33,492)	-	(33,492)

Other comprehensive income (Note 11)								27,833	27,833	-	27,833

Balance – December 31, 2020	81,500,017	$80	(24,891,292)	$(286,951)	56,608,725	$302,178	$411,178	$(141,242)	$285,243	$-	$285,243	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock

	For the three months ended December 31, 2021 (dollar amounts in thousands)

Balance – October 1, 2021	81,887,506	$80	(24,891,292)	$(286,951)	56,996,214	$302,277	$393,619	$(152,278)	$256,747	$-	$256,747	$84,979

Restricted stock granted (Note 12)	448,105				448,105				-		-

Exercise of stock option (Note 12)	242,853	-			242,853	739			739		739

Stock-based compensation charge (Note 12)						788			788		788

Reversal of stock-based compensation charge (Note 12)	(30,000)				(30,000)	-			-		-

Net loss							(12,406)		(12,406)	-	(12,406)

Other comprehensive loss (Note 11)								(5,601)	(5,601)	-	(5,601)

Balance – December 31, 2021	82,548,464	$80	(24,891,292)	$(286,951)	57,657,172	$303,804	$381,213	$(157,879)	$240,267	$-	$240,267	$84,979

	For the six months ended December 31, 2021 (dollar amounts in thousands)

Balance – July 1, 2021	81,607,912	$80	(24,891,292)	$(286,951)	56,716,620	$301,959	$406,613	$(145,721)	$275,980	$-	$275,980	$84,979

Restricted stock granted	727,699				727,699	-			-		-

Exercise of stock option (Note 12)	242,853	-			242,853	739			739		739

Stock-based compensation charge (Note 12)						1,132			1,132		1,132

Reversal of stock-based compensation charge (Note 12)	(30,000)				(30,000)	(35)			(35)		(35)

Stock-based compensation charge related to equity accounted investment (Note 5)						9			9		9

Net loss							(25,400)		(25,400)	-	(25,400)

Other comprehensive loss (Note 11)								(12,158)	(12,158)	-	(12,158)

Balance – December 31, 2021	82,548,464	$80	(24,891,292)	$(286,951)	57,657,172	$303,804	$381,213	$(157,879)	$240,267	$-	$240,267	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)

Cash flows from operating activities
Net loss	$(12,406)	$(4,534)	$(25,400)	$(33,492)
Depreciation and amortization	726	1,074	1,621	1,997
Impairment loss (Note 6)	85	-	225	-
Movement in allowance for doubtful accounts receivable	740	100	1,126	614
Loss from equity-accounted investments (Note 5)	-	1,016	1,156	20,153
Movement in allowance for doubtful loans to equity-accounted investments	-	661	-	739
Change in fair value of equity securities (Note 4 and 5)	-	(15,128)	-	(15,128)
Fair value adjustment related to financial liabilities	(234)	790	(324)	1,676
Unrealized loss related to fair value adjustment to currency options (Note 4)	2,429	-	2,429	-
Interest payable	(113)	42	(102)	(21)
Loss on disposal of equity-accounted investment (Note 5)	-	13	-	13
(Profit) Loss on disposal of property, plant and equipment	(1,356)	752	(1,521)	742
Stock-based compensation charge (Note 12)	788	232	1,097	631
Dividends received from equity accounted investments	-	68	137	125
(Increase) Decrease in accounts receivable and finance loans receivable	(3,467)	6,559	(2,279)	(1,556)
(Increase) Decrease in inventory	(1,429)	(145)	154	2,214
Increase (Decrease) in accounts payable and other payables	676	(3,084)	245	(3,499)
(Decrease) Increase in taxes payable	(245)	(421)	49	(15,338)
Increase (Decrease) in deferred taxes	21	26	(346)	(1,729)
Net cash used in operating activities	(13,785)	(11,979)	(21,733)	(41,859)

Cash flows from investing activities
Capital expenditures	(189)	(3,023)	(887)	(3,298)
Proceeds from disposal of property, plant and equipment	1,760	75	1,991	91
Proceeds from disposal of equity-accounted investment - Bank Frick, net of expenses (Note 5)	7,500	-	7,500	-
Proceeds from disposal of Net1 Korea, net of cash disposed	-	-	-	20,114
Proceeds from disposal of DNI as equity-accounted investment	-	5,681	-	6,010
Loan to equity-accounted investment (Note 5)	-	(1,160)	-	(1,238)
Repayment of loans by equity-accounted investments	-	134	-	134
Net change in settlement assets	97	1,377	97	5,445
Net cash provided by investing activities	9,168	3,084	8,701	27,258

Cash flows from financing activities
Proceeds from exercise of stock options	739	18	739	18
Proceeds from bank overdraft (Note 8)	172,445	137,333	311,350	206,479
Repayment of bank overdraft (Note 8)	(172,768)	(88,258)	(271,676)	(165,108)
Proceeds from disgorgement of shareholders' short-swing profits	-	26	-	124
Net change in settlement obligations	(97)	(1,377)	(97)	(5,445)
Net cash provided by financing activities	319	47,742	40,316	36,068

Effect of exchange rate changes on cash and cash equivalents	(5,979)	12,296	(10,905)	13,102
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,277)	51,143	16,379	34,569
Cash, cash equivalents and restricted cash – beginning of period	250,421	215,911	223,765	232,485
Cash, cash equivalents and restricted cash – end of period (Note 14)	$240,144	$267,054	$240,144	$267,054

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three and six months ended December 31, 2021 and 2020

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2021 and 2020, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Impact of COVID-19 on the Company’s business

The Company’s business has been, and continues to be, impacted by government restrictions and quarantines related to COVID-19. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive. South Africa is currently at adjusted Level 1, which has a limited impact on the Company’s businesses. The South African government commenced its vaccination program in early calendar 2021, and the latest statistics indicate that around 40% of the population is fully vaccinated. During the recent fourth wave, which started in December 2021, South Africa remained on adjusted level 1.

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

The Company estimates that it will cost approximately ZAR 40.0 million to repair its branches and damaged ATMs and to replace ATMs that have been destroyed. The Company believes that these losses suffered through destruction of property will be fully covered under its various insurance policies, through the government backed SASRIA cover, and received ZAR 26.0 million from SASRIA during the three and six months ended December 31, 2021.

As a result of the disruption to ATM coverage and availability, BASA and South Africa’s banks agreed that the fee which customers pay to utilize other banks’ ATMs would be waived for August and September 2021. The Company lost transaction fee revenue of approximately ZAR 6.0. million ($0.4 million) during the six months ended December 31, 2021, as a result of this decision.

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

Recent accounting pronouncements not yet adopted as of December 31, 2021

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

2. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of December 31, 2021, and June 30, 2021, are presented in the table below:

	December 31,	June 30,
	2021	2021

Accounts receivable, trade, net	$8,807	$10,493
Accounts receivable, trade, gross	9,231	10,760
Allowance for doubtful accounts receivable, end of period	424	267
Beginning of period	267	253
Reversed to statement of operations	(1)	(182)
Charged to statement of operations	201	232
Utilized	(3)	(59)
Foreign currency adjustment	(40)	23

Current portion of amount outstanding related to sale of interest in Bank Frick	3,890	7,500
Loans provided to Carbon	-	-
Current portion of total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Other receivables	8,004	8,590
Total accounts receivable, net and other receivables	$20,701	$26,583

Current portion of amount outstanding related to sale of interest in Bank Frick represents the amount due from the purchaser related to the sale of Bank Frick. The Company received the first scheduled repayment of $7.5 million in October 2021 and the remaining amount of $3.9 million is due in July 2022.

The loan of $3.0 million provided to Carbon was scheduled to be repaid before June 30, 2020, however, Carbon requested a payment holiday as a result of the impact of the COVID-19 pandemic on its business. The parties had not agreed to new repayment terms as of December 31, 2021. However, the Company acknowledges the unexpected and ongoing challenges facing Carbon and determined in June 2021 to create an allowance for doubtful loans receivable of $3.0 million due to these circumstances and ongoing operating losses incurred by Carbon.

Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes represents the investment in a note which matures in August 2022. The carrying value as of each of December 31, 2021 and June 30, 2021, respectively was $0 (nil). The note is included in other long-term assets as of June 30, 2021 (refer to Note 5).

Other receivables include prepayments, deposits and other receivables.

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of December 31, 2021:

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

2. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Finance loans receivable, net

The Company’s finance loans receivable, net, as of December 31, 2021, and June 30, 2021, is presented in the table below:

	December 31,	June 30,
	2021	2021

Microlending finance loans receivable, net	$21,571	$21,142
Microlending finance loans receivable, gross	23,968	23,491
Allowance for doubtful finance loans receivable, end of period	2,397	2,349
Beginning of period	2,349	1,858
Reversed to statement of operations	-	(1,004)
Charged to statement of operations	926	2,060
Utilized	(619)	(967)
Foreign currency adjustment	(259)	402

Total finance loans receivable, net	$21,571	$21,142

3. Inventory

The Company’s inventory comprised the following categories as of December 31, 2021, and June 30, 2021:

	December 31,	June 30,
	2021	2020

Finished goods	$20,005	$22,361
	$20,005	$22,361

As of December 31, 2021 and June 30, 2021, respectively finished goods includes $14.5 million and $16.5 million of Cell C airtime inventory that was previously classified as finished goods subject to sale restrictions.

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of December 31, 2021, and June 30, 2021, and valued Cell C at $0.0 (zero) at December 31, 2021, and June 30, 2021. The Company believes the Cell C business plan utilized in the Company’s valuation is reasonable based on the current performance and the expected changes in Cell C’s business model. The Company incorporates the payments under Cell C’s lease liabilities into the cash flow forecasts and assumes that Cell C’s deferred tax assets would be utilized over the forecast period. The Company utilized the latest revised business plan provided by Cell C management for the period ended December 31, 2025, for the December 31, 2021 valuation, and an earlier version of the business plan for the period ended December 31, 2025 for the June 30, 2021 valuation.

4. Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

The following key valuation inputs were used as of December 31, 2021 and June 30, 2021:

Weighted Average Cost of Capital ("WACC"):	Between 18% and 24% over the period of the forecast
Long term growth rate:	3% (3% as of June 30, 2021)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - December 31, 2021:(1)	ZAR 11.5 billion ($0.7 billion), no lease liabilities included
Net adjusted external debt - June 30, 2021:(2)	ZAR 11.2 billion ($0.8 billion), no lease liabilities included

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of December 31, 2021.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2021.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 4.2% increase and 3.2% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on December 31, 2021, all amounts translated at exchange rates applicable as of December 31, 2021:

Sensitivity for fair value of Cell C investment	4.2% increase	3.1% decrease
WACC rate	$-	$294
EBITDA margin	$400	$-

The fair value of the Cell C shares as of December 31, 2021, represented 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies in respect of operational costs using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “B” (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy.

The Company had no outstanding foreign exchange contracts as of December 31, 2021.

The Company’s outstanding foreign exchange contracts as of June 30,2021, were as follows:

Notional amount ('000)		Strike price		Fair market		Maturity
EUR	5.7	USD	1.1911	USD	1.1859	July 02, 2021

Derivative transactions - Foreign exchange option contracts

The Company holds a significant amount of U.S. dollars and intends to use a portion of these funds to settle part of the purchase consideration related to the Connect Group acquisition. The purchase consideration will be settled in ZAR. Accordingly, the Company entered into foreign exchange option contracts with FirstRand Bank Limited acting through Rand Merchant Bank division (“RMB”) in November 2021 in order to manage the risk of currency volatility and to fix the ZAR amount to be utilized for part of the purchase consideration settlement. These foreign exchange option contracts, also known as synthetic forwards, are over-the-counter derivative transactions (Level 2). The Company purchased foreign currency put options and sold foreign currency call options at the same strike price. The strike price of the synthetic forwards on the date of entering into the contracts was equal to the exchange rate of a traditional forward exchange contract at that time.

The Company expects to record a realized currency gain if the USD/ ZAR spot price on the maturity date is below the strike price because, as the holder of the put options, the Company would exercise the put option and receive a higher rate of exchange compared to the spot price. The call options sold would be out-of-the-money on the maturity date and would expire unexercised. On the other hand, the Company expects to incur a realized currency loss if the USD/ ZAR spot price on the maturity date is above the strike price because the put options would be out-of-the-money and would expire unexercised, but RMB would exercise its call options and the Company would be required to deliver USD at a lower ZAR rate than the spot price.

4. Fair value of financial instruments (continued)

Financial instruments

Derivative transactions - Foreign exchange option contracts (continued)

The Company has marked-to-market the synthetic forwards as of December 31, 2021, using a Black-Scholes option pricing model which determines the respective fair value of the options utilizing current market parameters, and recorded an unrealized loss of $2.4 million, which is included in the caption unrealized loss related to fair value adjustment to currency options in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2021. RMB’s long-term credit rating is “BB”. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value of the foreign exchange option contracts (Level 2).

The Company’s outstanding foreign exchange option contracts as of December 31, 2021, were as follows:

Notional amount ('000)		Strike price		Fair market		Maturity
Purchased put options
USD	30,000,000.0	ZAR	15.5570	ZAR	15.3841	February 24, 2022
USD	20,000,000.0	ZAR	15.6470	ZAR	15.4430	February 24, 2022
USD	20,000,000.0	ZAR	15.4361	ZAR	15.2997	February 24, 2022
USD	20,000,000.0	ZAR	15.8745	ZAR	15.5762	February 24, 2022
USD	30,000,000.0	ZAR	16.0158	ZAR	15.6474	February 24, 2022

Sold call options
USD	30,000,000.0	ZAR	15.5570	ZAR	16.2020	February 24, 2022
USD	20,000,000.0	ZAR	15.6470	ZAR	16.2339	February 24, 2022
USD	20,000,000.0	ZAR	15.4361	ZAR	16.1645	February 24, 2022
USD	20,000,000.0	ZAR	15.8745	ZAR	16.3301	February 24, 2022
USD	30,000,000.0	ZAR	16.0158	ZAR	16.4013	February 24, 2022

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2021, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	342	-	-	342
Fixed maturity investments (included in cash and cash equivalents)	2,453	-	-	2,453
Total assets at fair value	$2,795	$-	$-	$2,795

Liabilities
Foreign exchange options	-	2,343	-	2,343
Total liabilities at fair value	$-	$2,343	$-	$2,343

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

There have been no transfers in or out of Level 3 during the three and six months ended December 31, 2021 and 2020, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three and six months ended December 31, 2021 and 2020.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the six months ended December 31, 2021:

Carrying value
Assets
Balance as of June 30, 2021	$-
Foreign currency adjustment(1)	-
Balance as of December 31, 2021	$-

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

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of December 31, 2021, and June 30, 2021, was as follows:

	December 31,	June 30,
	2021	2021
Finbond Group Limited (“Finbond”)	31.5%	31.5%
Carbon Tech Limited (“Carbon”)	25.0%	25.0%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50.0%	50.0%

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Finbond

As of December 31, 2021, the Company owned 268,820,933 shares in Finbond representing approximately 31.5% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on December 31, 2021, the last trading day of the month, was ZAR 0.99 per share. The market value, using the December 31, 2021, closing price, of the Company’s holding in Finbond on December 31, 2021, was ZAR 266.1 million ($16.7 million translated at exchange rates applicable as of December 31, 2021).

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the six months ended December 31, 2021:

	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2021	$9,822	$182	$10,004
Stock-based compensation	9	-	9
Comprehensive loss:	(1,800)	-	(1,800)
Other comprehensive loss	(644)	-	(644)
Equity accounted loss	(1,156)	-	(1,156)
Share of net loss	(1,156)	-	(1,156)
Dividends received	-	(137)	(137)
Foreign currency adjustment(2)	(852)	(7)	(859)
Balance as of December 31, 2021	$7,179	$38	$7,217

	Equity	Loans	Total
Carrying amount as of :
June 30, 2021	$10,004	$-	$10,004
December 31, 2021	$7,217	$-	$7,217

(1) Includes Carbon and SmartSwitch Namibia.

(2) The foreign currency adjustment represents the effects of the fluctuations of the ZAR, Nigerian naira and Namibian dollar against the U.S. dollar on the carrying value.

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of December 31, 2021, and June 30, 2021:

	December 31,	June 30,
	2021	2021

Total equity investments	$76,297	$76,297
Investment in 15% of Cell C, at fair value (Note 4)	-	-
Investment in 10% of MobiKwik (June 30, 2021: 12%)	76,297	76,297
Investment in 87.5% of CPS(1)	-	-
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes(2)	-	-
Long-term portion of amount due related to sale of interest in Bank Frick(3)	-	3,890
Policy holder assets under investment contracts (Note 7)	342	381
Reinsurance assets under insurance contracts (Note 7)	1,182	1,298
Total other long-term assets	$77,821	$81,866

(1) On October 16, 2020, the High Court of South Africa, Gauteng Division, Pretoria ordered that CPS be placed into liquidation.

(2) The note is included in accounts receivable, net and other receivables as of December 31, 2021 (refer to Note 2).

(3) Long-term portion of amount due related to sale of interest in Bank Frick as of June 30, 2021, represents the amount due from the purchaser in July 2022 and is included in accounts receivable, net, and other receivables as of December 31, 2021 (refer to Note 2).

MobiKwik

In October 2021, the Company converted its 310,781 shares of compulsorily convertible cumulative preferences shares to 6,215,620 equity shares in anticipation of MobiKwik’s initial public offering. The Company’s investment percentage remained unchanged following the conversion. The Company’s investment percentage as of December 31, 2021, was 10.2% following an issuance in December 2021, which the Company did not consider as an observable orderly transaction because it was made to an existing shareholder (i.e., a related party to MobiKwik), as well as the issuance of shares into an Employee Share Option Plan. There was no change in the fair value of MobiKwik during the three and six months ended December 31, 2021.

In early November 2020, MobiKwik entered into an agreement to raise additional capital through the issuance of additional shares to a new shareholder at a valuation of $135.54 per share. The Company used this valuation as the basis for its adjustment to increase the carrying value in its investment in MobiKwik in the unaudited condensed consolidated statement of operations by $15.1 million from $27.0 million to $42.1 million as of December 31, 2020.

The change in the fair value of MobiKwik during the three and six months ended December 31, 2020, of $15.1 million, respectively, is included in the caption “Change in fair value of equity securities” in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2020.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of December 31, 2021:

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

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets (continued)

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of June 30, 2021:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$49,304	$-	$76,297
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$49,304	$-	$76,297

6.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2021:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2021	$42,949	$(13,796)	$29,153
Foreign currency adjustment (1)	(3,732)	818	(2,914)
Balance as of December 31, 2021	$39,217	$(12,978)	$26,239

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

Refer to Note 17 for additional information regarding changes to the Company’s reportable segments during the three months ended December 31, 2021. Goodwill has been allocated to the Company’s reportable segments as follows:

	Consumer	Merchant	Other	Carrying value
Balance as of June 30, 2021	$-	$28,496	$657	$29,153
Foreign currency adjustment (1)	-	(2,914)	-	(2,914)
Balance as of December 31, 2021	$-	$25,582	$657	$26,239

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

6.Goodwill and intangible assets, net (continued)

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of intangible assets as of December 31, 2021, and June 30, 2021:

	As of December 31, 2021			As of June 30, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$9,282	$(9,282)	$-	$10,340	$(10,340)	$-
Software and unpatented technology	1,549	(1,549)	-	1,726	(1,726)	-
FTS patent	2,405	(2,405)	-	2,679	(2,679)	-
Trademarks	1,809	(1,521)	288	2,015	(1,658)	357
Total finite-lived intangible assets	$15,045	$(14,757)	$288	$16,760	$(16,403)	$357

Aggregate amortization expense on the finite-lived intangible assets for each of the three months ended December 31, 2021 and 2020, was approximately $0.1 million. Aggregate amortization expense on the finite-lived intangible assets for the six months ended December 31, 2021 and 2020, was approximately $0.1 million and $0.2 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on December 31, 2021, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2022	$65
Fiscal 2023	65
Fiscal 2024	64
Fiscal 2025	64
Fiscal 2026	64
Total future estimated annual amortization expense	$322

7.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the six months ended December 31, 2021:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2021	$1,298	$(2,011)
Increase in policy holder benefits under insurance contracts	1,248	5,853
Claims and decrease in policyholders’ benefits under insurance contracts	(1,230)	(5,936)
Foreign currency adjustment(3)	(134)	211
Balance as of December 31, 2021	$1,182	$(1,883)

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the six months ended December 31, 2021:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2021	$381	$(381)
Increase in policy holder benefits under investment contracts	114	(114)
Claims and decrease in policyholders’ benefits under investment contracts	(114)	114
Foreign currency adjustment (3)	(39)	39
Balance as of December 31, 2021	$342	$(342)

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

South Africa

July 2017 Facilities, as amended, comprising long-term borrowings (all repaid) and a short-term facility (Facility E)

Available short-term facility - Facility E

As of December 31, 2021, the aggregate amount of the Company’s short-term South African overdraft facility with RMB was ZAR 1.4 billion ($87.9 million, translated at exchange rates applicable as of December 31, 2021). As of December 31, 2021, the Company had utilized approximately ZAR 0.8 billion ($48.0 million) of this overdraft facility. This overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The interest rate on this facility is equal to the prime rate. The prime rate on December 31, 2021, was 7.25%, and increased to 7.50% on January 28, 2022, following an increase in the South African repo rate.

Nedbank facility, comprising short-term facilities

As of December 31, 2021, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 406.6 million ($25.5 million). The credit facility comprises an overdraft facility of up to ZAR 250.0 million ($15.7 million), which may only be used to fund mobile ATMs and indirect and derivative facilities of up to ZAR 156.6 million ($9.8 million), which include guarantees, letters of credit and forward exchange contracts. The Company has entered into cession and pledge agreements with Nedbank related to certain of its Nedbank credit facilities (the indirect and derivative facility) and the Company has ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. These funds, of ZAR 156.6 million ($9.8 million translated at exchange rates applicable as of December 31, 2021), are included within the caption restricted cash related to ATM funding and credit facilities to the Company’s unaudited condensed consolidated balance sheet as of December 31, 2021. As of December 31, 2021, the interest rate on the overdraft facility was 6.10%, and increased to 6.35%, on January 28, 2022, following an increase in the South African repo rate.

As of December 31, 2021 and June 30, 2021, the Company had utilized approximately ZAR 156.6 million ($9.8 million) and ZAR 156.6 million ($10.9 million), respectively, of its indirect and derivative facilities of ZAR 156.6 million (June 30, 2021: ZAR 156.6 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 19).

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of December 31, 2021, and the movement in the Company’s short-term facilities from as of June 30, 2021 to as of December 31, 2021, as well as the respective interest rates applied to the borrowings as of December 31, 2021:

	South Africa		Total
	RMB	Nedbank
Short-term facilities available as of December 31, 2021	$87,881	$25,520	$113,401
Overdraft restricted as to use for ATM funding only	87,881	15,693	103,574
Indirect and derivative facilities	-	9,827	9,827

Interest rate (%), based on South African prime rate	7.25
Interest rate (%), based on South African prime rate less 1.15%		6.10

Movement in utilized overdraft facilities:
Balance as of June 30, 2021	14,245	-	14,245
Utilized	310,001	1,349	311,350
Repaid	(270,354)	(1,322)	(271,676)
Foreign currency adjustment(1)	(5,932)	(27)	(5,959)
Balance as of December 31, 2021	47,960	-	47,960
Restricted as to use for ATM funding only	47,960	-	47,960

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2021(2)	-	10,947	10,947
Foreign currency adjustment(1)	-	(1,120)	(1,120)
Balance as of December 31, 2021(2)	$-	$9,827	$9,827

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

9.Other payables

Summarized below is the breakdown of other payables as of December 31, 2021, and June 30, 2021:

	December 31,	June 30,
	2021	2021
Accruals	$10,080	$7,501
Provisions	4,598	5,343
Other	13,802	13,288
Value-added tax payable	713	435
Payroll-related payables	935	884
Participating merchants' settlement obligation	120	137
	$30,248	$27,588

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

10.Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the six months ended December 31, 2021 and 2020, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the six months ended December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020

Number of shares, net of treasury:
Statement of changes in equity	57,657,172	56,614,559
Non-vested equity shares that have not vested as of end of period	1,010,612	294,000
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	56,646,560	56,320,559

11.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended December 31, 2021:

	Three months ended
	December 31, 2021
	Accumulated foreign currency translation reserve	Total
Balance as of October 1, 2021	$(152,278)	$(152,278)
Movement in foreign currency translation reserve	(5,601)	(5,601)
Balance as of December 31, 2021	$(157,879)	$(157,879)

11.Accumulated other comprehensive loss (continued)

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended December 31, 2020:

	Three months ended
	December 31, 2020
	Accumulated foreign currency translation reserve	Total
Balance as of October 1, 2020	$(161,245)	$(161,245)
Movement in foreign currency translation reserve	20,003	20,003
Balance as of December 31, 2020	$(141,242)	$(141,242)

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2021:

	Six months ended
	December 31, 2021
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2021	$(145,721)	$(145,721)
Movement in foreign currency translation reserve related to equity-accounted investment	(644)	(644)
Movement in foreign currency translation reserve	(11,514)	(11,514)
Balance as of December 31, 2021	$(157,879)	$(157,879)

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2020:

a		Six months ended
		December 31, 2020
		Accumulated foreign currency translation reserve	Total
	Balance as of July 1, 2020	$(169,075)	$(169,075)
	Movement in foreign currency translation reserve related to equity-accounted investment	1,688	1,688
	Movement in foreign currency translation reserve	26,145	26,145
	Balance as of December 31, 2020	$(141,242)	$(141,242)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and six months ended December 31, 2021 and 2020.

12.Stock-based compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan and the vesting terms of certain stock-based awards granted are described in Note 16 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the six months ended December 31, 2021 and 2020 :

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2021	1,294,832	3.93	7.68	1,624	1.45
Exercised	(242,853)	3.05	-	457	-
Forfeited	(85,000)	3.48	-	-	1.34
Outstanding - December 31, 2021	966,979	4.19	6.76	1,056	1.53

Outstanding - June 30, 2020	1,331,651	5.83	7.56	-	2.01
Granted – August 2020	150,000	3.50	3.00	166	1.11
Granted – November 2020	560,000	3.01	10.00	691	1.23
Exercised	(5,834)	3.07	-	21	-
Forfeited	(456,033)	7.03	-	-	2.26
Outstanding - December 31, 2020	1,579,784	4.28	8.04	2,104	1.59

No stock options were awarded during the three and six months ended December 31, 2021. The Company awarded 560,000 stock options to employees during the three and six months ended December 31, 2020. On August 5, 2020, the Company granted one of its non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant to the Company, 150,000 stock options with an exercise price of $3.50. These stock options are subject to the non-employee director’s continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date.

No stock options were forfeited during the three months ended December 31, 2021. Employees forfeited 85,000 stock options during the six months ended December 31, 2021. During the six months ended December 31, 2020, the Company’s former chief executive officer forfeited 250,034 stock options with strike prices ranging from $6.20 to $11.23 per share following his separation from the Company. Employees forfeited 205,999 stock options during the three and six months ended December 31, 2020.

The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 750-day volatility. The estimated expected life of the option was determined based on the historical behavior of employees who were granted options with similar terms.

The table below presents the range of assumptions used to value stock options granted during the six months ended December 31, 2020:

Six months ended
December 31,
2020
Expected volatility	62%
Expected life (in years)	3
Risk-free rate	0.19%

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of December 31, 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - December 31, 2021	966,979	4.19	6.76	1,056

These options have an exercise price range of $3.01 to $11.23.

The following table presents stock options that are exercisable as of December 31, 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - December 31, 2021	487,842	5.26	6.09	151

During the three months ended December 31, 2021 and 2020, respectively, 145,015 and 181,333 stock options became exercisable. During the six months ended December 31, 2021 and 2020, respectively, 376,348 and 337,666 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the six months ended December 31, 2021 and 2020:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2021	384,560	1,123
Total granted	656,052	3,190
Granted – July 2021	234,608	963
Granted – August 2021	44,986	192
Granted – November and December 2021	326,158	1,766
Granted – December 2021	50,300	269
Total granted and vested - November and December 2021	-	-
Granted - November and December 2021	71,647	393
Vested - November and December 2021	(71,647)	393
Forfeitures	(30,000)	(160)
Non-vested – December 31, 2021	1,010,612	4,629

Non-vested – June 30, 2020	1,115,500	5,354
Total vested	(311,300)	(1,037)
Vested – August 2020	(244,500)	(812)
Vested – September 2020 - accelerated vesting	(66,800)	(225)
Forfeitures	(510,200)	(1,766)
Non-vested – December 31, 2020	294,000	994

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

On June 30, 2021, the Company entered into employment agreements with Mr. Chris G.B. Meyer, under which Mr. Meyer was appointed Group Chief Executive Officer of the Company effective July 1, 2021. Mr. Meyer was awarded 117,304 shares of restricted stock on July 1, 2021, which were subject to time-based vesting and vest in full on June 30, 2024, subject to Mr. Meyer’s continued service to the Company through June 30, 2024. In addition, under the terms of Mr. Meyer’s engagement, the Company’s Remuneration Committee also awarded Mr. Meyer 117,304 shares of restricted stock which include performance conditions and which only vest on June 30, 2024 if the performance conditions are met and Mr. Meyer remains employed with the Company through June 30, 2024. Vesting of half of these awards, or 58,652 shares of restricted stock, is subject to the Company achieving its three-year financial services plan during the specific measurement period from June 30, 2021, to June 30, 2024, and the other half is subject to share price growth targets, and only vest if the Company’s share price is $8.14 or higher on June 30, 2024. In August 2021 and December 2021, the Company awarded 44,986 and 50,300 shares of restricted stock, respectively, to employees which have time and performance-based (market conditions related to share price performance) vesting conditions.

Upon joining the Company, each of Messrs. Meyer and Lincoln C. Mali, where entitled to receive an award of shares of restricted stock which were subject to them purchasing an agreed value of shares (“matching awards”) in the market during a prescribed period of time. However, these executives were unable to purchase shares in the market during that period due to a Company-imposed insider-trading restriction placed on them. On November 15, 2021, the Company amended the terms of these awards in order to put the executives into an economically equivalent position, as follows:

(i) assume that the executives would have purchased their agreed allocation within their first 30 days post commencement of employment had they not been embargoed;

(ii) require the executives to fulfill their agreed allocations within a short period following release of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021;

(iii) to the extent that the price per share actually paid is greater than the 30-day volume-weighted average price (“VWAP”) in their respective first months of employment, award the executives a top-up (“top up awards”) which amounts to the after-tax difference between (a) number of shares purchased at the 30-day VWAP in their respective first months of employment and (b) number of shares purchased at the actual share price paid. The top-up will be settled as follows: (a) 55% in shares of the Company’s common stock and (b) 45%, at the election of the executive, as either shares of the Company’s common stock or cash. The top up awards were not subject to any vesting conditions and vested immediately; and

(iv) adjust the initial matching awards to the aggregate number of shares acquired in terms of (ii) and (iii). The matching awards vest ratably over a period of three years commencing on the first anniversary of the grant of the matching awards.

The executives acquired shares during November and December 2021, and the Company granted the executives 326,158 matching awards and 71,647 top up awards.

Except as discussed above, no shares of restricted stock vested during the three months ended December 31, 2021. During the three and six months ended December 31, 2021, 30,000 shares of restricted stock were forfeited by an executive officer as the market condition (related to share price performance) was not achieved

During the six months ended December 31, 2020, 244,500 shares of restricted stock with time-based vesting conditions vested. In connection with the Company’s former chief executive officer’s separation, the Company agreed to accelerate the vesting of 66,800 shares of restricted stock which were granted in February 2020, and which were subject to time-based vesting. These shares of restricted stock vested on September 30, 2020. The 510,200 shares of restricted stock that were forfeited during the six months ended December 31, 2020, includes 375,200 shares of restricted stock forfeited by the Company’s former chief executive officer upon his separation from the Company and 30,000 shares of restricted stock forfeited by an executive officer as the market condition (related to share price performance) was not achieved.

12.Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge, net during the three months ended December 31, 2021 and 2020, of $0.8 million and $0.2 million, respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended December 31, 2021
Stock-based compensation charge	$788	$-	$788
Total - three months ended December 31, 2021	$788	$-	$788

Three months ended December 31, 2020
Stock-based compensation charge	$246	$-	$246
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(14)	-	(14)
Total - three months ended December 31, 2020	$232	$-	$232

The Company recorded a stock-based compensation charge, net during the six months ended December 31, 2021 and 2020, of $1.1 million and $0.6 million respectively, which comprised:

a		Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
	Six months ended December 31, 2021
	Stock-based compensation charge	$1,132	$-	$1,132
	Reversal of stock compensation charge related to stock options forfeited	(35)	-	(35)
	Total - six months ended December 31, 2021	$1,097	$-	$1,097

	Six months ended December 31, 2020
	Stock-based compensation charge	$928	$-	$928
	Reversal of stock compensation charge related to stock options and restricted stock forfeited	(297)	-	(297)
	Total - six months ended December 31, 2020	$631	$-	$631

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of December 31, 2021, the total unrecognized compensation cost related to stock options was approximately $0.4 million, which the Company expects to recognize over approximately two years. As of December 31, 2021, the total unrecognized compensation cost related to restricted stock awards was approximately $4.0 million, which the Company expects to recognize over approximately three years.

As of December 31, 2021, and June 30, 2021, respectively, the Company recorded a deferred tax asset of approximately $0.4 million and $0.1 million, related to the stock-based compensation charge recognized related to employees of Net1. As of December 31, 2021, and June 30, 2021, respectively, the Company recorded a valuation allowance of approximately $0.4 million and $0.1 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

13.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended December 31, 2021 and 2020. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the three months ended December 31, 2021 and 2020, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted (loss) earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted (loss) earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights. The Company has excluded employee stock options to purchase 199,218 and 165,218 shares of common stock from the calculation of diluted loss per share during the three and six months ended December 31, 2021, because the effect would be antidilutive.

The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in May 2018, September 2018, February 2020, May 2021, July 2021, August 2021, November 2021, and December 2021 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted (loss) earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for all awards made are discussed in Note 16 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

13.(Loss) Earnings per share (continued)

The following table presents net loss attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net loss attributable to Net1	$(12,406)	$(4,534)	$(25,400)	$(33,492)
Undistributed (loss) earnings	(12,406)	(4,534)	(25,400)	(33,492)
Percent allocated to common shareholders
(Calculation 1)	99%	99%	99%	99%
Numerator for loss per share: basic and diluted	$(12,234)	$(4,508)	$(25,080)	$(33,098)

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	56,413	56,317	56,373	56,211
Effect of dilutive securities:
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	56,413	56,317	56,373	56,211

Loss per share:
Basic	$(0.22)	$(0.08)	$(0.44)	$(0.59)
Diluted	$(0.22)	$(0.08)	$(0.44)	$(0.59)

(Calculation 1)
Basic weighted-average common shares outstanding (A)	56,413	56,317	56,373	56,211
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	57,204	56,641	57,093	56,880
Percent allocated to common shareholders
(A) / (B)	99%	99%	99%	99%

Options to purchase 270,832 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three and six months ended December 31, 2021, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 1,579,784 shares of the Company’s common stock at prices ranging from $3.01 to $11.23 per share were outstanding during the three and six months ended December 31, 2020, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through November 4, 2030, were still outstanding as of December 31, 2021.

14.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and six months ended December 31, 2021 and 2020:

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020

Cash received from interest	$306	$714	$688	$1,209
Cash paid for interest	$876	$636	$1,680	$1,544
Cash paid for income taxes	$279	$765	$290	$16,171

14.Supplemental cash flow information (continued)

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company’s unaudited condensed consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company’s various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Cash, cash equivalents and restricted cash also includes cash in certain bank accounts that have been ceded to Nedbank. As this cash has been pledged and ceded it may not be drawn and is considered restricted as to use and therefore is classified as restricted cash as well. Refer to Note 8 for additional information regarding the Company’s facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of December 31, 2021 and 2020, and June 30, 2021:

	December 31, 2021	December 31, 2020	June 30, 2021
Cash and cash equivalents	$182,356	$206,251	$198,572
Restricted cash	57,788	60,803	25,193
Cash, cash equivalents and restricted cash	$240,144	$267,054	$223,765

Leases

The following table presents supplemental cash flow disclosure related to leases for the three and six months ended December 31, 2021 and 2020:

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$838	$1,007	$1,763	$1,879

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$514	$90	$1,018	$90

15.Revenue recognition

Disaggregation of revenue

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended December 31, 2021:

	Consumer	Merchant	Other	Total
Processing fees	$7,801	$8,489	$396	$16,686
South Africa	7,801	8,489	-	16,290
Rest of world	-	-	396	396
Technology products	80	3,021	-	3,101
Telecom products and services	-	2,030	-	2,030
Lending revenue	5,181	-	-	5,181
Insurance revenue	2,034	-	-	2,034
Account holder fees	1,378	-	-	1,378
Other	165	539	-	704
Total revenue, derived from the following geographic locations	16,639	14,079	396	31,114
South Africa	16,639	14,079	-	30,718
Rest of world	$-	$-	$396	$396

15.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended December 31, 2020:

	Consumer	Merchant	Other	Total
Processing fees	$7,697	$6,755	$878	$15,330
South Africa(1)	7,697	6,755	-	14,452
Rest of world	-	-	878	878
Technology products	71	5,010	-	5,081
Telecom products and services	-	3,148	-	3,148
Lending revenue	5,288	-	-	5,288
Insurance revenue	1,613	-	-	1,613
Account holder fees	1,273	-	-	1,273
Other	317	255	-	572
Total revenue, derived from the following geographic locations	16,259	15,168	878	32,305
South Africa	16,259	15,168	-	31,427
Rest of world	$-	$-	$878	$878

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the six months ended December 31, 2021:

	Consumer	Merchant	Other	Total
Processing fees	$15,460	$16,497	$823	$32,780
South Africa	15,460	16,497	-	31,957
Rest of world	-	-	823	823
Technology products	212	7,974	-	8,186
Telecom products and services	-	4,307	-	4,307
Lending revenue	10,557	-	-	10,557
Insurance revenue	4,227	-	-	4,227
Account holder fees	2,821	-	-	2,821
Other	526	2,214	-	2,740
Total revenue, derived from the following geographic locations	33,803	30,992	823	65,618
South Africa	33,803	30,992	-	64,795
Rest of world	$-	$-	$823	$823

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the six months ended December 31, 2020:

	Consumer	Merchant	Other	Total
Processing fees	$16,139	$13,686	$2,434	$32,259
South Africa(1)	16,139	13,686	-	29,825
Rest of world	-	-	2,434	2,434
Technology products	71	11,544	-	11,615
Telecom products and services	-	7,570	-	7,570
Lending revenue	9,488	-	-	9,488
Insurance revenue	3,070	-	-	3,070
Account holder fees	2,456	-	-	2,456
Other	407	576	-	983
Total revenue, derived from the following geographic locations	31,631	33,376	2,434	67,441
South Africa	31,631	33,376	-	65,007
Rest of world	$-	$-	$2,434	$2,434

16.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during the three months ended December 31, 2021 and 2020 was $0.8 million and $1.0 million, respectively. The Company’s operating lease expense during the six months ended December 31, 2021 and 2020 was $1.8 million and $1.9 million, respectively. The Company does not have any significant leases that have not commenced as of December 31, 2021.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations, to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended December 31, 2021 and 2020, was $ 1.3 million and $ 0.9 million, respectively. The Company’s short-term lease expense during the six months ended December 31, 2021 and 2020, was $ 2.6 million and $ 2.0 million, respectively.

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
Right of use assets obtained in exchange for lease obligations:
Weighted average remaining lease term (years)	2.91	3.94
Weighted average discount rate (percent)	9.6	9.3

The maturities of the Company’s operating lease liabilities as of December 31, 2021, are presented below:

Maturities of operating lease liabilities
Year ended June 30,
2022 (excluding six months to December 31, 2021)	$1,635
2023	1,573
2024	712
2025	202
2026	-
Thereafter	-
Total undiscounted operating lease liabilities	4,122
Less imputed interest	325
Total operating lease liabilities, included in	3,797
Operating lease liability - current	2,516
Operating lease liability - long-term	$1,281

17.Operating segments

Change to internal reporting structure and restatement of previously reported information

During November 2021, the Company’s chief operating decision maker changed the Company’s operating and internal reporting structures following the establishment of a new management team and the Company’s decision to focus primarily on the South African market. The chief operating decision maker has decided to analyze the Company’s operating performance primarily based on operational lines which group financial services provided to customers (consumers) into the Consumer operating segment and goods and services provided to corporate and other juristic entities into the Merchant operating segment.

Reallocation of certain activities among operating segments

During the second quarter of fiscal 2022, the Company reorganized its operating segments by combining financial services provided to consumers (primarily individuals) from the Financial services operating segment with processing activities provided for customers within the Consumer operating segment, and by allocating processing activities performed for merchants (primarily corporate and juristic customers) from the Processing operating segment to the Merchant operating segment. Sales of hardware and licenses to customers (primarily corporate entities) included in the Technology operating segment have been allocated to the Merchant operating segment. Lastly, processing activities performed outside of South Africa have been allocated from the Processing operating segment to the Other operating segment. Segment results for the three and six months ended December 31, 2021, reflect these changes to the operating segments. Previously reported information has been restated.

17.Operating segments (continued)

Operating segments

The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, and the countries in which the entity holds material assets or reports material revenues.

The Company currently has three reportable segments: Consumer, Merchant and Other. Consumer and Merchant operate mainly within South Africa and certain of the Company’s current and legacy activities outside of South Africa have been allocated to our Other operating segment. The Company’s reportable segments offer different products and services and require different resources and marketing strategies but share the Company’s assets.

The Consumer segment includes activities related to the provision of financial services to customers, including a bank account, loans and insurance products. The Company charges monthly administration fees for all bank accounts. Customers that have a bank account managed by the Company are issued cards that can be utilized to withdraw funds at an ATM or to transact at a merchant point of sale device (“POS”). The Company earns processing fees from transactions processed for these customers. The Company also earns fees on transactions performed by other banks’ customers utilizing its ATM or POS. The Company provides short-term loans to customers in South Africa for which it earns initiation and monthly service fees. The Company writes life insurance contracts, primarily funeral-benefit policies, and policy holders pay the Company a monthly insurance premium.

The Merchant segment includes activities related to the provision of goods and services provided to corporate and other juristic entities. The Company earns fees from processing activities performed for its customers and revenue generated from the distribution of prepaid airtime. The Company provides its customers with transaction processing services that involve the collection, transmittal and retrieval of all transaction data. This segment also includes sales of hardware and licenses to customers. Hardware includes the sale of POS devices, SIM cards and other consumables which can occur on an ad hoc basis. Licenses include the right to use certain technology developed by the Company.

The Other segment includes our operations outside South Africa and IPG’s processing activities for the applicable period through to the year ended June 30, 2021.

Corporate/Eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets.

17.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended December 31, 2021 and 2020, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Consumer	$16,639	$-	$16,639
Merchant	14,102	23	14,079
Other	396	-	396
Total for the three months ended December 31, 2021	$31,137	$23	$31,114

Consumer	$16,259	$-	$16,259
Merchant	15,206	38	15,168
Other	878	-	878
Total for the three months ended December 31, 2020	$32,343	$38	$32,305

The reconciliation of the reportable segment’s revenue to revenue from external customers for the six months ended December 31, 2021 and 2020, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Consumer	$33,803	$-	$33,803
Merchant	31,174	182	30,992
Other	823	-	823
Total for the six months ended December 31, 2021	$65,800	$182	$65,618

Consumer	$31,631	$-	$31,631
Merchant	33,452	76	33,376
Other	2,434	-	2,434
Total for the six months ended December 31, 2020	$67,517	$76	$67,441

The Company evaluates segment performance based on segment earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”). The Company does not allocate depreciation and amortization, impairment of goodwill or other intangible assets, certain lease charges (“Lease adjustments”), non-recurring items (including gains or losses on disposal of investments, fair value adjustments to equity securities, fair value adjustments to currency options), interest income, interest expense, income tax expense or loss from equity-accounted investments to its reportable segments. The Lease adjustments reflects lease charge excluded from the calculation of Segment Adjusted EBITDA and are therefore reported as a reconciling item to reconcile the reportable segments Segment Adjusted EBITDA to the Company’s loss before income tax expense.

17.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segments measures of profit or loss to income before income taxes for the three and six months ended December 31, 2021 and 2020, is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Reportable segments measure of profit or loss	$(3,633)	$(8,326)	$(11,059)	$(14,557)
Operating loss: Corporate/Eliminations	(4,235)	(4,743)	(6,215)	(7,539)
Lease adjustments	(833)	(1,062)	(1,757)	(1,887)
Depreciation and amortization	(726)	(1,074)	(1,621)	(1,997)
Change in fair value of equity securities	-	15,128	-	15,128
Unrealized loss related to fair value adjustment to currency options	(2,429)	-	(2,429)	-
Loss on disposal of equity-accounted investment - Bank Frick	-	(13)	-	(13)
Interest income	313	717	702	1,328
Interest expense	(765)	(677)	(1,581)	(1,424)
Loss before income taxes	$(12,308)	$(50)	$(23,960)	$(10,961)

The following tables summarize supplemental segment information for the three and six months ended December 31, 2021 and 2020:

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues
Consumer	$16,639	$16,259	$33,803	$31,631
Merchant	14,102	15,206	31,174	33,452
Other	396	878	823	2,434
Total	31,137	32,343	65,800	67,517

EBITDA
Consumer	(4,551)	(5,214)	(14,005)	(11,785)
Merchant	795	1,227	2,680	4,198
Other	123	(4,339)	266	(6,970)
Segment Adjusted EBITDA	(3,633)	(8,326)	(11,059)	(14,557)
Corporate/Eliminations	(4,235)	(4,743)	(6,215)	(7,539)
Subtotal	(7,868)	(13,069)	(17,274)	(22,096)
Less: Lease adjustments	833	1,062	1,757	1,887
Less: Depreciation and amortization	726	1,074	1,621	1,997
Total operating loss	(9,427)	(15,205)	(20,652)	(25,980)

Depreciation and amortization
Consumer	499	804	1,151	1,477
Merchant	196	163	406	311
Other	15	19	30	40
Subtotal: Operating segments	710	986	1,587	1,828
Corporate/Eliminations	16	88	34	169
Total	726	1,074	1,621	1,997

Expenditures for long-lived assets
Consumer	168	3,002	810	3,244
Merchant	20	21	76	31
Other	1	-	1	23
Subtotal: Operating segments	189	3,023	887	3,298
Corporate/Eliminations	-	-	-	-
Total	$189	$3,023	$887	$3,298

17.Operating segments (continued)

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

For the three and six months ended December 31, 2021, the Company’s effective tax rate was impacted by the tax effect of the change in the fair value of our equity securities (refer to Note 5), the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities (including the unrealized loss on the foreign currency options (refer to Note 4)).

For the three months ended December 31, 2020, the Company’s effective tax rate was impacted by the tax effect of the change in the fair value of our equity securities (refer to Note 5), which is at a lower tax rate than the South African statutory rate, which was partially offset by the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

For the six months ended December 31, 2020, the Company’s effective tax rate was impacted by the tax effect of the change in fair value referred to above, tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities, which was partially offset by the reversal of the deferred tax liability related to one of the Company’s equity-accounted investments following its impairment (refer to Note 5).

Uncertain tax positions

The Company had no significant uncertain tax positions during the three months ended December 31, 2021, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet. The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of December 31, 2021, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2017. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

19.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 156.6 million ($9.8 million, translated at exchange rates applicable as of December 31, 2021) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.82% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

19.Commitments and contingencies (continued)

Guarantees (continued)

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of December 31, 2021. The maximum potential amount that the Company could pay under these guarantees is ZAR 156.6 million ($9.8 million, translated at exchange rates applicable as of December 31, 2021). As discussed in Note 8, the Company has ceded and pledged certain bank accounts to Nedbank as security for these guarantees with an aggregate value of ZAR 156.6 million ($9.8 million translated at exchange rates applicable as of December 31, 2021). The guarantees have reduced the amount available under its indirect and derivative facilities in the Company’s short-term credit facility described in Note 8.

Contingencies

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

20. Subsequent events

Commencement of financial services restructuring in January 2022

The Company has incurred significant losses since its contract to distribute social grants expired in September 2018. A strategic imperative for the Company is to return its South African financial services business to breakeven and then profitability as soon as possible. As part of a cost optimization process completed in late calendar 2021, the Company performed a review of its labor structure and determined that a number of its defined employee roles would need to be terminated due to redundancy. The Company therefore determined to embark on a retrenchment process pursuant to Section 189A of the South African Labour Relations Act (“Labour Act”). The Section 189A process requires an employer, before retrenching, to consult with any person affected by the retrenchment process for 60 days and the Company commenced this process on January 10, 2022. Depending on the nature and outcome of the retrenchment process, the Company expects to incur cash costs during the third quarter of fiscal 2022 of between ZAR 85.0 million to ZAR 105.0 million, or USD 5.5 million to USD 6.7 million at the USD/ ZAR exchange rate of USD 1: ZAR 15.57, principally consisting of severance and related payments. This process, along with significant other operational cost savings initiatives, are designed to support the sustainability of the financial services business in the long-term.

Agreement to acquire a controlling interest in the Connect Group – January 2022 definitive loan agreements signed

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

Subject to the terms and conditions set forth in the Sale Agreement, at the closing of the transaction, the Sellers shall receive consideration of ZAR 3.7 billion, after deducting an aggregate amount of ZAR 175.9 million representing awards to certain members of management, subject to certain adjustments. The ZAR 3.7 billion includes 3,065,883 shares of common stock to be issued in three tranches on each of the first, second and third anniversaries of the closing. The Sale Agreement also includes a purchase price escalator that is intended to reflect an assumed increase in Enterprise Value (as defined in the Sale Agreement) from March 1, 2021, through closing at the rate of 3.05% per annum.

The Sale Agreement includes customary covenants from the Sellers, including (i) to conduct the business in the ordinary course during the period between the execution of the Sale Agreement and the closing of the transactions contemplated thereby, and (ii) not to engage in certain kinds of transactions during such period.

The closing of the transaction is subject to customary closing conditions, including (i) approval from the competition authorities of South Africa, Namibia and Botswana, (ii) exchange control approval from the financial surveillance department of the South African Reserve Bank, and (iii) obtaining certain third-party consents. In addition, the closing of the transaction is subject to entry into definitive agreements by Net1 SA for an aggregate of ZAR 2.35 billion in debt financing to be provided by Rand Merchant Bank and satisfying the conditions precedent for funding thereunder, of which ZAR 1.1 billion relates to the financing agreements described below and ZAR 1.25 billion related to finance agreements signed between CCMS and RMB. The definitive loan agreements were entered into on January 24, 2022 but remain subject to conditions precedent.

20. Subsequent events (continued)

Agreement to acquire a controlling interest in the Connect Group – January 2022 definitive loan agreements signed (continued)

On January 24, 2022, Net1, through Net1 SA, entered into a Fourth Amendment and Restatement Agreement, which includes, among other agreements, an Amended and Restated Common Terms Agreement, a Senior Facility G Agreement and a Senior Facility H Agreement (collectively, the “Loan Documents”) with RMB and Main Street 1692 (RF) Proprietary Limited (“Debt Guarantor”), a South African company incorporated for the sole purpose of holding collateral for the benefit of the Lenders and acting as debt guarantor, and certain other parties. Net1 agreed to guarantee the obligations of Net1 SA to the Lenders. The Loan Documents will become effective upon closing the transaction to acquire the Target Companies.

The Loan Documents contain customary covenants that require Net1 SA to maintain a specified total asset cover ratio, maintain group cash balances (as defined in the Loan Documents) above ZAR 300.0 million, and restrict the ability of Net1, Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities.

Pursuant to the Senior Facility G Agreement, Net1 SA may borrow up to an aggregate of ZAR 750.0 million (“Facility G”) for the sole purposes of funding the acquisition of the Target Companies and paying transaction costs. Facility G is required to be repaid on the date which is 18 months after the first utilization of Facility G. Interest on Facility G is payable quarterly in arrears based on the 3-month Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of (i) 3.00% per annum for the first nine months occurring after the effective date (as defined in the Loan Documents); and then (ii) from the date after the nine month period in (i), (x) 2.50% per annum if the Facility G balance outstanding is less than or equal to ZAR 250.0 million, or (y) 3.00% per annum if the Facility G balance is between ZAR 250.0 million to ZAR 450.0 million, or (z) 3.50% per annum if the Facility G balance is greater than ZAR 450.0 million. The JIBAR rate was 3.89% on January 24, 2022. Net1 SA will pay a non-refundable deal origination fee of ZAR 11.25 million to the Lenders related to Facility G.

Pursuant to the Senior Facility H Agreement (“Facility H Agreement”), Net1 SA may borrow up to an aggregate of ZAR 350.0 million (“Facility H”) for the sole purposes of funding the acquisition of the Target Companies and paying transaction costs. Facility H is required to be repaid on the date which is 18 months after the first utilization of Facility H. Interest on Facility H is payable quarterly in arrears based on JIBAR in effect from time to time plus a margin of 2.00% per annum and increase by a further 2.00% per annum in the event of default (as defined in the Loan Documents). Net1 SA will pay a non-refundable deal origination fee of ZAR 5.25 million to the Lenders related to Facility H.

The Facility H Agreement provides the Lenders with a right to discuss the capitalization of the Net1 group with its management and Value Capital Partners Proprietary Limited (“VCP”) if Net1’s market capitalization on the NASDAQ Stock Market (based on the closing price on the NASDAQ Stock Market) on any day falls below the USD equivalent of ZAR 3.250 billion. VCP is required to maintain an asset cover ratio above 5.00:1.00, calculated as the total VCP investment fund net asset value (as defined in the Facility H agreement) divided by the Facility H borrowings outstanding, measured as of March, June, September and December each year (as applicable) (each a “Measurement Date”). The Lenders require Net1 SA to deliver a compliance certificate procured from VCP as of each applicable Measurement Date, which shows the computation of the asset cover ratio.

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

Recent Developments

Update on the Consumer business

We remain focused on returning our Consumer business to breakeven by June 2022, followed by profitability in the following half year. Positive momentum was achieved, through continued execution on the three levers that were communicated in the previous quarter’s results:

• Increasing active EPE account numbers, through driving customer acquisition;

• Improving ARPU, underpinned by increased cross selling; and

• Optimizing the cost structure, in line with a focus on customer centricity.

Progress on driving Customer Acquisition

The quarter ended with just under 1.1 million active EPE accounts. Focused investment into our sales capability delivered over 126,000 new gross enrollments. Activation rates on new accounts are in line with previous trends of 45% to 50% after three months from account opening.

A new product EPE lite was piloted, enrolling approximately 20,000 new accounts during the quarter, outperforming initial projections. EPE lite is competitively placed with a ZAR 5.00 ($0.33) membership fee and attractive features for the entry level low-cost transactional account market.

Progress on Cross Selling

With a focus on upskilling and refocusing our employees on customer acquisition and cross-selling, 90% of all sales employees have been retrained to enable them to sell all our financial services products. Penetration into the lending book averaged 38%, with approximately 221,000 new loans originated in the quarter, of which 52% were originated in the month of December. The insurance book provides an ongoing opportunity to execute on our cross-selling strategy, with low penetration levels averaging 19% of the active account base, well below the target rate of 45%. In November 2021, the rebranded core insurance product Smart1 was launched, with an insurable value of up to ZAR 30,000. Over 6,000 new standalone polices were enrolled during the quarter.

Progress on Cost Optimization

Our cost optimization program, delivered cost savings of ZAR 53.5 million ($3.5 million) during the quarter, as a result of the closure of the mobile paypoint infrastructure and various other cost reduction initiatives.

In order to optimize the overall cost base and to move the business towards a more sales-focused and client solution driven financial services organization, we launched Project Spring. Project Spring will focus on the restructuring of the financial services business and the rationalization of the distribution network.

Pursuant to Project Spring, a detailed review of the distribution network was performed, to identify underperforming branches and optimize our points of presence, while a significant exercise is underway to ensure our ATM footprint meets the needs of our customer base. The section 189A retrenchment process with employees, as a result of Project Spring initiatives, commenced in January 2022.

Together with the cost initiatives already being implemented, combined, our total cost optimization program is targeted to deliver in excess of ZAR 300.0 million ($19.5 million) in annual cost savings.

Update on Merchant business

The merchant business was negatively impacted by delayed hardware sales in the NUETS terminal supply business, due to the global chip shortage. However, the demand for product remains strong, with continued support from key customers for payment devices ordered. The balance of orders are expected to be fulfilled in the remaining two quarters, with a resultant rebound in revenue.

If the Connect Group acquisition closes, it will form part of the Merchant business and the combined group will be best placed to deliver growth into our business to business (“B2B”) strategy, through the servicing of small and micro enterprises.

Enhancements to the management team

The group welcomes the enhancements to our management team, who offer a wealth of experience in their respective fields:

• Basie Kok joined us effective February 2, 2022, as the new Chief Technology Officer. Basie has over 15 years of technology experience and is a seasoned entrepreneur who co-founded the wiGroup.

• Karabo Mothibi joined us effective February 1, 2022 as the new head of Human Capital. He has over 18 years extensive experience in Human Resources, with proven success in partnering with business leaders to support, achieve and further corporate goals.

• Simphiwe Pakathi joined us effective December 1, 2021 as the new head of Sales and Distribution in our Consumer division. Simphiwe has over 18 years of experience in the Financial Services industry across the African continent.

• The new head of Risk and Compliance is Denzel Landie, who will be joining the group on February 14, 2022. Denzel has over 17 years’ experience in risk and compliance across multiple banking institutions.

On December 8, 2021, our board approved the appointment of Naeem Kola as our Group CFO, effective March 1, 2022. Alex Smith will step down as CFO on this date and will take up his role of Group Chief Accounting Officer, a new role in the company.

Investments

MobiKwik filed its draft red herring prospectus in July 2021, with the original intention of completing its initial public offering in November 2021. MobiKwik decided to delay its initial public offering given prevailing market conditions and is anticipating concluding the listing during calendar year 2022. MobiKwik has been focusing on its BNPL offering and has seen significant growth in that area in the last year.

The investment in Cell C is held at a carrying value of $0 (zero) as of December 31, 2021. Cell C remains focused on its recapitalization and implementing various initiatives to improve its operational performance. While it remains in default on its various lending arrangements, Cell C and its lenders continue to work constructively and we understand that they are making steady progress towards its recapitalization. Blue Label Telecoms, the largest Cell C shareholder, announced in August that it has signed term sheets with various lenders to facilitate the recapitalization.

Impact of COVID-19

We do not believe the COVID-19 pandemic has had a significant impact on our South African operations since the initial lockdown period which occurred between March 2020 and June 2020. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive and is currently in adjusted Level 1. The South African government commenced its vaccination program in early calendar 2021, with a stated goal of vaccinating 67% of the South African population by the end of the calendar year 2021. As of February 8, 2022, 41.8% of the adult population had been fully vaccinated.

While we have not experienced significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our customers and other factors identified in Part I, Item 1A. “Risk Factors— We are unable to ascertain the full impact the COVID-19 pandemic will have on our future financial position, operations, cash flows and stock price” in our Annual Report on Form 10-K for the year ended June 30, 2021. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Reallocation of certain activities among operating segments

Refer to Note 17 of the unaudited condensed consolidated financial statements for information regarding changes to the Company’s reportable segments during the three and six months ended December 31, 2021.

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

Recent accounting pronouncements not yet adopted as of December 31, 2021

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2021, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2021	2020	2021	2020	2021
ZAR : $ average exchange rate	15.4320	15.6252	15.0283	16.2666	15.4146
Highest ZAR : $ rate during period	16.2968	16.6447	16.2968	17.6866	17.6866
Lowest ZAR : $ rate during period	14.4684	14.5456	14.1630	14.5456	13.4327
Rate at end of period	15.9306	14.6606	15.9306	14.6606	14.3010

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended December 31, 2022 and 2021, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Six months ended		Year ended
Table 2	December 31,		December 31,		June 30,
	2021	2020	2021	2020	2021
Income and expense items: $1 = ZAR	15.3800	15.4653	14.9748	16.4675	15.7162
Balance sheet items: $1 = ZAR	15.9306	14.6606	15.9306	14.6606	14.3010

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

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 17 to those statements. Our CODM evaluates segment performance based on segment earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”). We do not allocate depreciation and amortization, impairment of goodwill or other intangible assets, certain lease charges (“Lease adjustments”), non-recurring items (including gains or losses on disposal of investments, fair value adjustments to equity securities, fair value adjustments to currency options), interest income, interest expense, income tax expense or loss from equity-accounted investments to our reportable segments. The Lease adjustments reflects lease charge excluded from the calculation of Segment Adjusted EBITDA and are therefore reported as a reconciling item to reconcile the reportable segments Segment Adjusted EBITDA to the Company’s loss before income tax expense. A reconciliation of this Segment Adjusted EBITDA to the nearest GAAP measure (net income (loss) before income tax) is included in Note 17 to our unaudited condensed consolidated financial statements.

We analyze our business and operations in terms of three inter-related but independent operating segments: (1) Consumer, (2) Merchant and (3) Other. In addition, corporate and corporate office activities that are impracticable to allocate directly to any of the other operating segments, as well as any inter-segment eliminations, are included in Corporate/Eliminations.

Second quarter of fiscal 2022 compared to second quarter of fiscal 2021

The following factors had a significant impact on our results of operations during the second quarter of fiscal 2022 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 4% in ZAR primarily due to lower hardware sales as a result of the global chip shortage and fewer prepaid airtime sales. The benefit of the increase in active accounts was offset by lower ATM transactions as the number of active ATMs decreased as we go through a relocation process;

• Lower operating losses: Operating losses decreased, delivering an improvement of 38% in ZAR compared with the prior period primarily due to the closure of loss-making IPG and the implementation of various cost reduction initiatives in our Consumer business;

• Significant transaction costs: We expensed $1.5 million of transaction costs related to the Connect Group acquisition; and

• Foreign exchange movements: The U.S. dollar was 1% stronger against the ZAR during the second quarter of fiscal 2022, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In United States Dollars
	Three months ended December 31,
	2021	2020
	$ ’000	$ ’000	change
Revenue	31,114	32,305	(4%)
Cost of goods sold, IT processing, servicing and support	20,580	24,339	(15%)
Selling, general and administration	17,746	22,097	(20%)
Depreciation and amortization	726	1,074	(32%)
Transaction costs related to Connect Group acquisition	1,489	-	nm
Operating loss	(9,427)	(15,205)	(38%)
Change in fair value of equity securities	-	15,128	nm
Unrealized loss related to fair value adjustment to currency options	2,429	-	nm
Loss on disposal of equity-accounted investment	-	13	nm
Interest income	313	717	(56%)
Interest expense	765	677	13%
Loss before income tax expense	(12,308)	(50)	24,516%
Income tax expense	98	3,468	(97%)
Net loss before loss from equity-accounted investments	(12,406)	(3,518)	253%
Loss from equity-accounted investments	-	(1,016)	nm
Net loss attributable to us	(12,406)	(4,534)	174%

Table 4	In South African Rand
	Three months ended December 31,
	2021	2020
	ZAR ’000	ZAR ’000	change
Revenue	478,533	499,607	(4%)
Cost of goods sold, IT processing, servicing and support	316,520	376,410	(16%)
Selling, general and administration	272,933	341,737	(20%)
Depreciation and amortization	11,165	16,610	(33%)
Transaction costs related to Connect Group acquisition	22,901	-	nm
Operating loss	(144,986)	(235,150)	(38%)
Change in fair value of equity securities	-	233,959	nm
Unrealized loss related to fair value adjustment to currency options	37,358	-	nm
Loss on disposal of equity-accounted investment	-	201	nm
Interest income	4,814	11,089	(57%)
Interest expense	11,766	10,470	12%
Loss before income tax expense	(189,296)	(773)	24,388%
Income tax expense	1,508	53,634	(97%)
Net loss before loss from equity-accounted investments	(190,804)	(54,407)	251%
Loss from equity-accounted investments	-	(15,713)	nm
Net loss attributable to us	(190,804)	(70,120)	172%

The decrease in revenue was primarily due to fewer hardware sales, reduced prepaid airtime sales and lower lending revenue, which was partially offset by higher processing fees, insurance revenue and higher account holder fees.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to the implementation of various cost reduction initiatives in our Consumer business, lower cost of hardware sales and prepaid airtime, which was partially offset by an increase in insurance-related claims experience.

In ZAR, the decrease in selling, general and administration expense was due to both lower IPG-related expenses incurred following its closure and some benefits from our cost reduction initiatives, which were partially offset by an increase in our allowance for doubtful finance loans receivable recorded during the second quarter of fiscal 2022 following strong loan originations in December 2021, higher employee-related expenses related to the growth in our senior management team, and the year-over-year impact of inflationary increases on employee-related expenses.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the last 12 months.

Transaction costs related to Connect Group acquisition includes fees paid to external service providers associated with the contract drafting and negotiations; legal, financial and tax due diligence activities performed; warranty and indemnity insurance related to the transaction; and other advisory services procured; as well as our portion of the fees paid to competition authorities related to the regulatory filings made in various jurisdictions.

Our operating loss margin for the second quarter of fiscal 2022 and 2021 was (25.3%) and (40.5%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during the second quarter of fiscal 2021, represents a non-cash fair value adjustment gain related to MobiKwik. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 5 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

Unrealized loss related to fair value adjustment to currency options represents non-cash mark-to-market adjustments to foreign exchange option contracts entered into in November 2021 in order to manage the risk of currency volatility and to fix the USD amount to be utilized for part of the purchase consideration settlement. The option contracts mature in February 2022. Refer to Note 4 to our unaudited condensed consolidated financial statements for additional information related to these currency options.

Interest on surplus cash decreased to $0.3 million (ZAR 4.8 million) from $0.7 million (ZAR 11.1 million), primarily due to lower average daily cash balances during the second quarter of fiscal 2022.

Interest expense increased to $0.8 million (ZAR 11.8 million) from $0.7 million (ZAR 10.5 million), primarily as a result of a higher utilization of our ATM facilities to fund our ATMs.

Fiscal 2022 tax expense was $0.1 million (ZAR 1.5 million) compared to $3.5 million (ZAR 53.6 million) in fiscal 2021. Our effective tax rate for fiscal 2022 was impacted by the tax effect of the change in the fair value of our equity securities, the tax expense recorded by our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities (including the unrealized loss on the foreign currency options).

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

Bank Frick was sold in the third quarter of fiscal 2021 and was accounted for using the equity method during the second quarter of fiscal 2021. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended December 31,
	2021	2020	$ %
	$ ’000	$ ’000	change
Bank Frick	-	498	nm
Share of net income	-	498	nm
Finbond	-	(806)	nm
Impairment	-	(806)	nm
Other	-	(708)	nm
Share of net loss	-	(160)	nm
Impairment	-	(548)	nm
Total loss from equity-accounted investments	-	(1,016)	nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 6	In United States Dollars

	Three months ended December 31,
	2021	% of	2020	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Consumer	16,639	53%	16,259	50%	2%
Merchant	14,102	45%	15,206	47%	(7%)
Other	396	1%	878	3%	(55%)
Subtotal: Operating segments	31,137	99%	32,343	100%	(4%)
Corporate/Eliminations	(23)	1%	(38)	-	(39%)
Total consolidated revenue	31,114	100%	32,305	100%	(4%)
EBITDA:
Consumer	(4,551)	58%	(5,214)	40%	(13%)
Merchant	795	(10%)	1,227	(9%)	(35%)
Other	123	(2%)	(4,339)	33%	nm
Segment Adjusted EBITDA	(3,633)	46%	(8,326)	64%	(56%)
Corporate/eliminations	(4,235)	54%	(4,743)	36%	(11%)
Subtotal	(7,868)	100%	(13,069)	100%	(40%)
Less: Lease adjustments	833		1,062
Less: Depreciation and amortization	726		1,074
Total consolidated operating loss	(9,427)		(15,205)

Table 7	In South African Rand

	Three months ended December 31,
	2021	% of	2020	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Consumer	255,908	53%	251,450	50%	2%
Merchant	216,889	45%	235,165	47%	(8%)
Other	6,090	1%	13,579	3%	(55%)
Subtotal: Operating segments	478,887	99%	500,194	100%	(4%)
Corporate/Eliminations	(354)	1%	(587)	-	(40%)
Total consolidated revenue	478,533	100%	499,607	100%	(4%)
EBITDA:
Consumer	(69,994)	58%	(80,636)	40%	(13%)
Merchant	12,227	(10%)	18,976	(9%)	(36%)
Other	1,892	(2%)	(67,104)	33%	nm
Segment Adjusted EBITDA	(55,875)	46%	(128,764)	64%	(57%)
Corporate/eliminations	(65,134)	54%	(73,352)	36%	(11%)
Subtotal	(121,009)	100%	(202,116)	100%	(40%)
Less: Lease adjustments	12,812		16,424
Less: Depreciation and amortization	11,166		16,610
Total consolidated operating loss	(144,987)		(235,150)

Consumer

Segment revenue increased primarily due to higher insurance revenue and moderately higher account holder fees, which was partially offset by moderately lower lending revenue and lower ATM transaction volumes. Segment EBITDA loss has decreased primarily due to the implementation of various cost reduction initiatives, which was partially offset by an increase in insurance-related claims experience and an increase in our allowance for doubtful finance loans receivable recorded during the second quarter of fiscal 2022 following strong loan originations in December 2021.

Our EBITDA loss margin (calculated as EBITDA loss divided by revenue) for the second quarter of fiscal 2022 and 2021 was (27.4%) and (32.1%), respectively.

Merchant

Segment revenue decreased due to fewer hardware sales as a result of the global chip shortage and fewer prepaid airtime sales, which was partially offset by higher processing fees. The decrease in segment EBITDA is primarily due to the lower revenue.

Our EBITDA margin for the second quarter of fiscal 2022 and 2021 was 5.6% and 8.1%, respectively.

Other

Other includes the activities of IPG in fiscal 2021 and our other business outside South Africa, principally Botswana.

Segment revenue decreased due to lower revenue following the closure of IPG in fiscal 2021. We recorded an EBITDA contribution during the second quarter of fiscal 2022 following the closure of our loss-making activities performed through IPG.

Our EBITDA (loss) margin for the Other segment was 31.1% and (494.2%) during the second quarter of fiscal 2022 and 2021, respectively.

Corporate/Eliminations

Our corporate expenses generally include acquisition-related intangible asset amortization; expenses incurred related to corporate actions; expenditures related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; certain employee and executive bonuses; stock-based compensation; legal fees; audit fees; directors and officer’s insurance premiums; elimination entries; and from fiscal 2022 our group CEO’s compensation.

Our corporate expenses for fiscal 2022 decreased compared with fiscal 2021 due to the inclusion of an allowance on doubtful loans receivable from equity-accounted investments of $0.7 million created during the second quarter of fiscal 2021. Our corporate expenses for fiscal 2022 includes transaction related expenses of $1.5 million (ZAR 22.9 million) related to the Connect Group acquisition. We expect to incur additional expenses related to the Connect Group transaction in the third quarter of fiscal 2022.

First half of fiscal 2022 compared to first half of fiscal 2021

The following factors had a significant impact on our results of operations during the first half of fiscal 2022 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 4% in ZAR, primarily due to lower hardware sales as a result of the global chip shortage and fewer prepaid airtime sales, which was partially offset by higher processing fees. The benefit of the increase in active accounts was offset by lower ATM transactions as the number of active ATMs decreased as we go through a relocation process;

• Lower operating losses: Operating losses decreased, delivering an improvement of 28% in ZAR compared with the prior period primarily due to the closure of IPG and the implementation of various cost reduction initiatives in our Consumer business;

• Significant transaction costs: We expensed $1.7 million of transaction costs related to the Connect Group acquisition; and

• Foreign exchange movements: The U.S. dollar was 1% weaker against the ZAR during the first half of fiscal 2022, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 8	In United States Dollars
	Six months ended December 31,
	2021	2020
	$ ’000	$ ’000	change
Revenue	65,618	67,441	(3%)
Cost of goods sold, IT processing, servicing and support	44,787	50,799	(12%)
Selling, general and administration	38,188	40,625	(6%)
Depreciation and amortization	1,621	1,997	(19%)
Transaction costs related to Connect Group acquisition	1,674	-	nm
Operating loss	(20,652)	(25,980)	(21%)
Change in fair value of equity securities	-	15,128	nm
Unrealized loss related to fair value adjustment to currency options	2,429	-	nm
Loss on disposal of equity-accounted investment	-	13	nm
Interest income	702	1,328	(47%)
Interest expense	1,581	1,424	11%
Loss before income tax expense	(23,960)	(10,961)	119%
Income tax expense	284	2,378	(88%)
Net loss before loss from equity-accounted investments	(24,244)	(13,339)	82%
Loss from equity-accounted investments	(1,156)	(20,153)	(94%)
Net loss attributable to us	(25,400)	(33,492)	(24%)

Table 9	In South African Rand
	Six months ended December 31,
	2021	2020
	ZAR ’000	ZAR ’000	change
Revenue	982,616	1,110,585	(12%)
Cost of goods sold, IT processing, servicing and support	670,676	836,532	(20%)
Selling, general and administration	571,858	668,991	(15%)
Depreciation and amortization	24,274	32,886	(26%)
Transaction costs related to Connect Group acquisition	25,068	-	nm
Operating loss	(309,260)	(427,824)	(28%)
Change in fair value of equity securities	-	249,120	nm
Unrealized loss related to fair value adjustment to currency options	36,374	-	nm
Loss on disposal of equity-accounted investment	-	214	nm
Interest income	10,512	21,869	(52%)
Interest expense	23,675	23,450	1%
Loss before income tax expense	(358,797)	(180,499)	99%
Income tax expense	4,253	39,160	(89%)
Net loss before loss from equity-accounted investments	(363,050)	(219,659)	65%
Loss from equity-accounted investments	(17,311)	(331,870)	(95%)
Net loss attributable to us	(380,361)	(551,529)	(31%)

The decrease in revenue was primarily due to fewer hardware sales and prepaid airtime sales, which was partially offset by higher processing fees, insurance revenue and modestly higher transaction fees and lending revenue.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to the implementation of various cost reduction initiatives in our Consumer business, lower cost of hardware sales and prepaid airtime, which was partially offset by higher costs related to transaction fees and an increase in insurance-related claims experience.

In ZAR, the decrease in selling, general and administration expenses was primarily due to lower IPG-related expenses incurred following its closure, which was partially offset by higher employee-related expenses related to the growth in our senior management team, and the year-over-year impact of inflationary increases on employee-related expenses.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the last twelve months.

Transaction costs related to Connect Group acquisition includes fees paid to external service providers associated with the contract drafting and negotiations; legal, financial and tax due diligence activities performed; warranty and indemnity insurance related to the transaction; and other advisory services procured; as well as our portion of the fees paid to competition authorities related to the regulatory filings made in various jurisdictions.

Our operating loss margin for the first half of fiscal 2022 and 2021 was (26.3%) and (32.8%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during the first half of fiscal 2021, represents a non-cash fair value adjustment gain related to MobiKwik. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 5 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

Unrealized loss related to fair value adjustment to currency options represents non-cash mark-to-market adjustments to foreign exchange option contracts entered into in November 2021 in order to manage the risk of currency volatility and to fix the USD amount to be utilized for part of the purchase consideration settlement. Refer to Note 4 to our unaudited condensed consolidated financial statements for additional information related to these currency options.

Interest on surplus cash decreased to $0.7 million (ZAR 10.5 million) from $1.3 million (ZAR 21.9 million), primarily due to lower average daily cash balances and lower average interest rates applied to daily cash balances during the first half of fiscal 2022.

Interest expense increased to $1.6 million (ZAR 23.7 million) from $1.4 million (ZAR 23.5 million), primarily as a result of a higher utilization of our ATM facilities to fund our ATMs.

Fiscal 2022 tax expense was $0.3 million (ZAR 4.3 million) compared to $2.4 million (ZAR 39.2 million) in fiscal 2021. Our effective tax rate for fiscal 2022 was impacted by the tax effect of the change in the fair value of our equity securities, the tax expense recorded by our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities (including the unrealized loss on the foreign currency options).

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

Bank Frick was sold in the third quarter of fiscal 2021 and was accounted for using the equity method during the first half of fiscal 2021. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 10	Six months ended December 31,
	2021	2020	$ %
	$ ’000	$ ’000	change
Finbond	(1,156)	(20,267)	(94%)
Share of net loss	(1,156)	(2,617)	(56%)
Impairment	-	(17,650)	nm
Bank Frick	-	979	nm
Share of net income	-	979	nm
Other	-	(865)	nm
Share of net loss	-	(317)	nm
Impairment	-	(548)	nm
	(1,156)	(20,153)	(94%)

Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information related to the impairment of Finbond and our other equity-accounted investments.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 11	In United States Dollars

	Six months ended December 31,
	2021	% of	2020	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Consumer	33,803	52%	31,631	47%	7%
Merchant	31,174	48%	33,452	50%	(7%)
Other	823	1%	2,434	4%	(66%)
Subtotal: Operating segments	65,800	100%	67,517	100%	(3%)
Corporate/Eliminations	(182)	-	(76)	-	139%
Total consolidated revenue	65,618	100%	67,441	100%	(3%)
EBITDA:
Consumer	(14,005)	81%	(11,785)	53%	19%
Merchant	2,680	(16%)	4,198	(19%)	(36%)
Other	266	(2%)	(6,970)	32%	nm
Segment Adjusted EBITDA	(11,059)	64%	(14,557)	66%	(24%)
Corporate/eliminations	(6,215)	36%	(7,539)	34%	(18%)
Subtotal	(17,274)	100%	(22,096)	100%	(22%)
Less: Lease adjustments	1,757		1,887
Less: Depreciation and amortization	1,621		1,997
Total consolidated operating loss	(20,652)		(25,980)

Table 12	In South African Rand

	Six months ended December 31,
	2021	% of	2020	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Consumer	506,193	52%	520,884	47%	(3%)
Merchant	466,824	48%	550,871	50%	(15%)
Other	12,324	1%	40,082	4%	(69%)
Subtotal: Operating segments	985,341	100%	1,111,837	100%	(11%)
Corporate/Eliminations	(2,725)	-	(1,252)	-	118%
Total consolidated revenue	982,616	100%	1,110,585	100%	(12%)
EBITDA:
Consumer	(209,722)	81%	(194,069)	53%	8%
Merchant	40,132	(16%)	69,131	(19%)	(42%)
Other	3,983	(2%)	(114,778)	32%	nm
Segment Adjusted EBITDA	(165,607)	64%	(239,716)	66%	(31%)
Corporate/eliminations	(93,068)	36%	(124,148)	34%	(25%)
Subtotal	(258,675)	100%	(363,864)	100%	(29%)
Less: Lease adjustments	26,311		31,074
Less: Depreciation and amortization	24,274		32,886
Total consolidated operating loss	(309,260)		(427,824)

Consumer

The underlying decrease in revenue was primarily due to lower processing fees, partially offset by higher insurance revenue and account holder fees, and moderately higher lending revenues. Segment EBITDA loss has increased primarily due to an increase in insurance-related claims experience, which was partially offset by the implementation of various cost reduction initiatives.

Our EBITDA loss margin for the first half of fiscal 2022 and 2021 was (41.4%) and (37.3%), respectively.

Merchant

Segment revenue decreased due to fewer hardware sales as a result of the global chip shortage and reduced prepaid airtime sales, which was partially offset by higher processing fees. The decrease in segment EBITDA is primarily due to the lower revenue.

Our EBITDA margin for the first half of fiscal 2022 and 2021 was 8.6% and 12.5%, respectively.

Other

Segment revenue decreased due to lower revenue following the closure of IPG in fiscal 2021. We recorded an EBITDA contribution during the second quarter of fiscal 2022 following the closure of our loss-making activities performed through IPG.

Our EBITDA margin for the Other segment was 32.3% and (286.4%) during the first half of fiscal 2022 and 2021, respectively.

Corporate/Eliminations

Our corporate expenses for fiscal 2022 decreased compared with fiscal 2021 due to higher consulting fees incurred in fiscal 2021 and the inclusion of an allowance on doubtful loans receivable from equity-accounted investments of $0.7 million. Our corporate expenses for fiscal 2022 includes transaction related expenses of $1.7 million (ZAR 25.1 million) related to the Connect Group acquisition.

Presentation of quarterly revenue and EBITDA by segment for fiscal 2021 and 2020

The tables below present quarterly revenue and EBITDA generated by our three reportable segments for fiscal 2021 and 2020, and reconciliations to consolidated revenue and operating (loss) income, as well as the U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:

Table 13	Fiscal 2021
	In United States Dollars
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	F2021
	$ '000	$ '000	$ '000	$ '000	$ '000
Consolidated revenue:
Consumer	15,372	16,259	16,236	18,282	66,149
Merchant	18,246	15,206	12,171	15,855	61,478
Other	1,556	878	421	463	3,318
Subtotal: Operating segments	35,174	32,343	28,828	34,600	130,945
Corporate/Eliminations	(38)	(38)	-	(83)	(159)
Total consolidated revenue	35,136	32,305	28,828	34,517	130,786

EBITDA:
Consumer	(6,571)	(5,214)	(7,610)	(6,908)	(26,303)
Merchant	2,971	1,227	273	257	4,728
Other	(2,631)	(4,339)	(3,315)	(89)	(10,374)
Segment Adjusted EBITDA	(6,231)	(8,326)	(10,652)	(6,740)	(31,949)
Corporate/eliminations	(2,796)	(4,743)	(1,404)	(4,485)	(13,428)
Subtotal	(9,027)	(13,069)	(12,056)	(11,225)	(45,377)
Less: Lease adjustments	825	1,062	1,104	1,157	4,148
Less: Depreciation and amortization	923	1,074	1,132	1,218	4,347
Total consolidated operating loss	(10,775)	(15,205)	(14,292)	(13,600)	(53,872)

Income and expense items: $1 = ZAR	16.7738	15.4653	14.9575	14.1687	15.7162

Table 14	Fiscal 2020
	In United States Dollars
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	F2020
	$ '000	$ '000	$ '000	$ '000	$ '000
Consolidated revenue:
Consumer	21,674	18,618	18,491	12,215	70,998
Merchant	23,564	19,502	14,677	10,916	68,659
Other	1,199	850	1,564	1,428	5,041
Subtotal: Operating segments	46,437	38,970	34,732	24,559	144,698
Corporate/Eliminations	(221)	(52)	(118)	(8)	(399)
Total consolidated revenue	46,216	38,918	34,614	24,551	144,299

EBITDA:
Consumer	(2,784)	(2,809)	(3,889)	(4,507)	(13,989)
Merchant	2,778	1,471	1,710	(783)	5,176
Other	(1,969)	(2,979)	(3,043)	(4,024)	(12,015)
Segment Adjusted EBITDA	(1,975)	(4,317)	(5,222)	(9,314)	(20,828)
Corporate/eliminations	(2,304)	(3,931)	(510)	(2,028)	(8,773)
Subtotal	(4,279)	(8,248)	(5,732)	(11,342)	(29,601)
Less: Lease adjustments	833	998	991	842	3,664
Less: Depreciation and amortization	1,324	1,174	1,153	996	4,647
Less: Impairments	-	-	6,336	-	6,336
Total consolidated operating loss	(6,436)	(10,420)	(14,212)	(13,180)	(44,248)

Income and expense items: $1 = ZAR	14.7520	14.6022	15.3667	17.2810	17.5686

Liquidity and Capital Resources

At December 31, 2021, our cash and cash equivalents were $182.4 million and comprised of U.S. dollar-denominated balances of $159.4 million, ZAR-denominated balances of ZAR 0.3 billion ($21.0 million), and other currency deposits, primarily Botswana pula, of $2.0 million, all amounts translated at exchange rates applicable as of December 31, 2021. The decrease in our unrestricted cash balances from June 30, 2021, was primarily due to growth in our financial loans receivable book in December 2021, and utilization of cash reserves to fund our operations, partially offset by the receipt of $7.5 million related to the sale of Bank Frick in fiscal 2021.

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

We have entered into a definite agreement to acquire the entities (the Connect Group) described in Note 20 to our unaudited condensed consolidated financial statements for ZAR 3.7 billion which will be funded through a combination of our existing cash reserves, issue of our common stock, and bank financing of ZAR 1.1 billion.

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of December 31, 2021:

Table 15	RMB		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft restricted as to use(1)	87,881	1,400,000	15,693	250,000
Total overdraft	87,881	1,400,000	15,693	250,000
Indirect and derivative facilities(2)	-	-	9,827	156,556
Total short-term facilities available	87,881	1,400,000	25,520	406,556

Utilized short-term facilities:
Overdraft restricted as to use(1)	47,960	764,034	-	-
Indirect and derivative facilities(2)	-	-	9,827	156,556

Interest rate, based on South African prime rate(3)		7.25%
Interest rate, based on South African prime rate less 1.15%(4)				6.10%

(1) Overdraft may only be used to fund ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by Nedbank to various third parties on our behalf.

(3) Increased to 7.50% on January 28, 2022, following an increase in the South African repo rate.

(4) Increased to 6.35%, on January 28, 2022, following an increase in the South African repo rate

Restricted cash

We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of December 31, 2021, includes restricted cash of approximately $48.0 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our unaudited condensed consolidated balance sheet.

We have also entered into cession and pledge agreements with Nedbank related to certain of our Nedbank credit facilities and we have ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of December 31, 2021, includes restricted cash of approximately $9.8 million that has been ceded and pledged.

Cash flows from operating activities

Second quarter

Net cash used in operating activities during the second quarter of fiscal 2022 was $13.8 million (ZAR 212.0 million) compared to $12.0 million (ZAR 185.3 million) during the second quarter of fiscal 2021. Excluding the impact of income taxes, our cash used in operating activities during the second quarter of fiscal 2022 was impacted by the utilization of cash to grow our financial loans receivable book in December 2021, but partially offset by lower cash losses incurred by the majority of our continuing operations.

During the second quarter of fiscal 2022, we paid our first provisional South African tax payments of $0.4 million (ZAR 6.9 million) related to our 2022 tax year and received tax refunds of $0.2 million (ZAR 2.9 million). During the second quarter of fiscal 2021, we paid our first provisional South African tax payments of $0.7 million (ZAR 10.1 million) related to our 2021 tax year.

Taxes paid during the second quarter of fiscal 2022 and 2021 were as follows:

Table 16	Three months ended December 31,
	2021	2020	2021	2020
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	437	677	6,933	10,084
Tax refund received	(192)	-	(2,851)	-
Total South African taxes paid (received)	245	677	4,082	10,084
Foreign taxes paid	34	88	540	1,391
Total tax paid	279	765	4,622	11,475

We expect to pay additional provisional payments in South Africa of approximately $0.1 million (ZAR 2.2 million translated at exchange rates applicable as of December 31, 2021) related to our 2022 tax year in the third quarter of fiscal 2022.

First half

Net cash used in operating activities during the first half of fiscal 2022 was $21.7 million (ZAR 325.4 million) compared to $41.9 million (ZAR 689.3 million) during the first half of fiscal 2021. Excluding the impact of income taxes, our cash used in operating activities during the first half of fiscal 2022 was impacted by the cash losses incurred by the majority of our continuing operations, which in aggregate was lower than in fiscal 2021.

During the first half of fiscal 2022, we paid our first provisional South African tax payments of $0.4 million (ZAR 6.9 million) related to our 2022 tax year and received tax refunds of $0.2 million (ZAR (3.2) million). During the first half of fiscal 2021, we paid our first provisional South African tax payments of $0.7 million (ZAR 10.1 million) related to our 2021 tax year. During the first half of fiscal 2021, we paid South African tax of $0.2 million (ZAR 3.4 million) related to our 2020 tax year. We also paid taxes totaling $15.3 million in other tax jurisdictions, primarily in the U.S.

Taxes paid during the first half of fiscal 2022 and 2021 were as follows:

Table 17	Six months ended December 31,
	2021	2020	2021	2020
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	437	677	6,933	10,084
Taxation paid related to prior years	-	205	-	3,423
Tax refund received	(217)	(12)	(3,227)	(205)
Total South African taxes paid	220	870	3,706	13,302
Foreign taxes paid	70	15,301	1,065	255,841
Total tax paid	290	16,171	4,771	269,143

Cash flows from investing activities

Second quarter

Cash used in investing activities for the second quarter of fiscal 2022 included capital expenditures of $0.2 million (ZAR 2.9 million), primarily due to the acquisition of computer equipment. During the second quarter of fiscal 2022, we received a scheduled payment of $7.5 million related to the sale of Bank Frick in fiscal 2021.

Cash used in investing activities for the second quarter of fiscal 2021 included capital expenditures of $3.0 million (ZAR 46.8 million), primarily due to the acquisition of motor vehicles, which largely comprised a fleet of customized mobile ATMs used to deliver a service to rural communities. During the second quarter of fiscal 2021 we received the outstanding amounts due on the deferred sale proceeds related to the April 2020 sale of DNI, which has now been paid in full. We also extended loan funding of $1.0 million to V2 and $0.2 million to Revix.

First half

Cash used in investing activities for the first half of fiscal 2022 included capital expenditures of $0.9 million (ZAR 13.3 million), primarily due to the roll out of our new express branches and the acquisition of computer equipment. During the first half of fiscal 2022 we received a scheduled payment of $7.5 million related to the sale of Bank Frick in fiscal 2021

Cash used in investing activities for the first half of fiscal 2021 included capital expenditures of $3.3 million (ZAR 54.3 million), primarily due to the acquisition of motor vehicles, which largely comprised a fleet of customized mobile ATMs used to deliver a service to rural communities, computer equipment and leasehold improvements in South Africa. We received $20.1 million related to the sale of our Korean business in March 2020 following the successful refund application of the amounts withheld and paid to the South Korean tax authorities pursuant to that transaction. We received the total amount due on the deferred sale proceeds related to the April 2020 sale of DNI. We also extended loan funding of $1.0 million to V2 and $0.2 million to Revix.

Cash flows from financing activities

Second quarter

During the second quarter of fiscal 2022, we received $0.7 million from the exercise of stock options, and utilized approximately $172.4 million from our South African overdraft facilities to fund our ATMs and repaid $172.8 million of these facilities.

During the second quarter of fiscal 2021, we utilized approximately $137.3 million from our South African overdraft facilities to fund our ATMs and repaid $88.3 million of these facilities.

First half

During the first half of fiscal 2022, we received $0.7 million from the exercise of stock options, and utilized approximately $311.4 million from our South African overdraft facilities to fund our ATMs and repaid $271.7 million of these facilities.

During the first half of fiscal 2021, we utilized approximately $206.5 million from our South African overdraft facilities to fund our ATMs and repaid $165.1 million of these facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the third quarter of fiscal 2022 to primarily include limited investments into our ATM infrastructure and branch network in South Africa. Our capital expenditures for the second quarter of fiscal 2022 and 2021 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of December 31, 2021, of $1.0 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 4 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest rate. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2021, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of December 31, 2021. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of December 31, 2021, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 18	As of December 31, 2021
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South Africa overdraft (South African prime interest rate)	4,394	1%	5,022

We hold a significant amount of U.S. dollars and intend to use a portion of these funds to settle part of the purchase consideration related to the Connect Group acquisition. The purchase consideration will be settled in ZAR. Accordingly, we entered into foreign exchange option contracts in an aggregate amount of USD 120.0 million with RMB in November 2021 in order to manage the risk of currency volatility and to fix the USD amount required to be converted to generate ZAR 1.9 billion, which will be utilized for part of the purchase consideration settlement. We purchased foreign currency put options and sold foreign currency call options at the same strike price. The strike price of the synthetic forwards on the date of entering into the contracts was equal to the exchange rate of a traditional forward exchange contract with the same value date.

We expect to record a realized currency gain if the USD/ ZAR spot price on the maturity date is below the strike price because, as the holder of the put options, we would exercise the put option and receive a higher rate of exchange compared to the spot price. The call options sold would be out-of-the-money on the maturity date and would expire unexercised. On the other hand, we expect to incur a realized currency loss if the USD/ ZAR spot price on the maturity date is above the strike price because the put options would be out-of-the-money and would expire unexercised, but RMB would exercise its call options and we would be required to deliver USD at a lower ZAR rate than the spot price.

As noted above, we are committed to utilize $120.0 million of our existing cash reserves to purchase ZAR 1.9 billion in February 2022, at an average rate of $1: ZAR 15.72. The following table illustrates the impact of a hypothetical changes (a 1% increase to $: ZAR 15.88 and a 1% decrease to $1: ZAR 15.56) in the exchange rate between the $ and the ZAR. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 19		As of December 31, 2021
	Contracted ZAR to be received (ZAR ’000)	Hypothetical change in exchange rates	Expected ZAR received after hypothetical change in exchange rate (ZAR '000)	Impact of difference between rate in currency options and hypothetical rate (ZAR '000)
ZAR received from currency options	1,886,336	1%	1,905,199	(18,863)
		(1%)	1,867,473	18,863

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our group chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the group chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We signed loan agreements for a ZAR 2.35 billion ($154.4 million) debt package with RMB on January 24, 2022. The fulfilment of the various conditions precedent to these agreements may take some time to complete, and there can be no assurance as to the outcome. Furthermore, we have agreed that if certain conditions related to our debt financing are not satisfied by their respective due dates for fulfilment for any reason, we have agreed to pay to the Connect Group sellers an amount of ZAR 50,000,000.

As we are financing a significant portion of the acquisition price using the debt package we are in the process of providing certain of our assets as security against the debt package. The final financing agreements also contain covenants that require us to maintain certain specified financial ratios and place restrictions on our ability to make certain distributions from the target group, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. These security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default under the financing agreements and the indebtedness negotiated thereunder could be accelerated. Furthermore, we may not be able to service scheduled debt or interest repayments, or both, as a result of our inability to generate sufficient future cash flows, which may place us in contravention of the terms of the financing agreements and which may result in an event of default. If any of these events were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

The loan agreements also include a credit enhancement mechanism of ZAR 350 million ($23.0 million), which has been provided by investment funds managed by Net1’s largest shareholder, Value Capital Partners (Pty) Ltd (“VCP”), on commercially agreed terms, which include a contingent subscription for new shares. There can be no assurance that VCP will perform under the commercially agreed terms and failure by it to fulfil its obligation under the credit enhancement mechanism may put our funding or future repayments at risk.

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

10.41

Sale of Shares Agreement, dated October 31, 2021, by and among Net1 Applied Technologies South Africa Proprietary Limited; Net1 UEPS Technologies, Inc.; Old Mutual Life Assurance Company (South Africa) Limited; Lirast (Mauritius) Company Limited; SIG International Investment (BVI) Limited; Aldgate International Limited; Ivan Michael Epstein; PFCC (BVI) Limited; PCF Investments (BVI) Limited; Ovobix (RF) Proprietary Limited; Luxanio 227 Proprietary Limited; Vista Capital Investments Proprietary Limited; Vista Treasury Proprietary Limited; K2021477132 (South Africa) Proprietary Limited; and Cash Connect Management Solutions Proprietary Limited.

		X	8-K	10.1	November 2, 2021
10.42	Contract of Employment, dated as of December 9, 2021, between Net1 Applied Technologies South Africa (Pty) Ltd and Naeem Kola	X	8-K	10.1	December 10, 2021
10.43	Restrictive Covenants Agreement, dated as of December 9, 2021, between Net1 Applied Technologies South Africa (Pty) Ltd and Naeem Kola	X	8-K	10.2	December 10, 2021
10.44	Employment Agreement, dated as of December 9, 2021, between Net 1 UEPS Technologies, Inc. and Naeem Kola	X	8-K	10.3	December 10, 2021
10.45	Restrictive Covenants Agreement, dated as of December 9, 2021, between Net 1 UEPS Technologies, Inc. and Naeem Kola	X	8-K	10.4	December 10, 2021
10.46	Addendum to Contract of Employment, dated as of December 9, 2021, between Net1 Applied Technologies South Africa (Pty) Ltd and Alex M.R. Smith	X	8-K	10.5	December 10, 2021
10.47	Amendment to Employment Agreement, dated as of December 9, 2021, between Net 1 UEPS Technologies, Inc. and Alex M.R. Smith	X	8-K	10.6	December 10, 2021
10.48	First Amendment to Restrictive Covenant Agreements, dated as of December 9, 2021	X	8-K	10.7	December 10, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2022.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer

Chris G.B. Meyer

Group Chief Executive Officer

By: /s/ Alex M.R. Smith

Alex M.R. Smith

Chief Financial Officer, Treasurer and Secretary