Form 10-Q
period 2022-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2022-05-10
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022 (the latest practicable date), 59,178,548 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Part I. Financial information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2022	2021(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,712	$198,572
Restricted cash related to ATM funding and credit facilities (Note 8)	56,336	25,193
Accounts receivable, net and other receivables (Note 2)	24,435	26,583
Finance loans receivable, net (Note 2)	22,196	21,142
Inventory (Note 3)	22,104	22,361
Total current assets before settlement assets	308,783	293,851
Settlement assets	364	466
Total current assets	309,147	294,317
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - March: $37,708 June: $38,535	5,851	7,492
OPERATING LEASE RIGHT-OF-USE (Note 16)	3,375	4,519
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	7,275	10,004
GOODWILL (Note 6)	28,661	29,153
INTANGIBLE ASSETS, NET (Note 6)	298	357
DEFERRED INCOME TAXES	1,066	622
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)	77,992	81,866
TOTAL ASSETS	433,665	428,330

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)	45,678	14,245
Accounts payable	5,102	7,113
Other payables (Note 9)	27,187	27,588
Operating lease liability - current (Note 16)	2,232	2,822
Income taxes payable	695	256
Total current liabilities before settlement obligations	80,894	52,024
Settlement obligations	364	466
Total current liabilities	81,258	52,490
DEFERRED INCOME TAXES	10,408	10,415
OPERATING LEASE LIABILITY - LONG TERM (Note 16)	1,345	1,890
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,695	2,576
TOTAL LIABILITIES	95,706	67,371
REDEEMABLE COMMON STOCK	84,979	84,979

EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - March: 57,921,062 June: 56,716,620	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: March: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	304,430	301,959
TREASURY SHARES, AT COST: March: 24,891,292 June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 11)	(142,465)	(145,721)
RETAINED EARNINGS	377,886	406,613
TOTAL NET1 EQUITY	252,980	275,980
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	252,980	275,980

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$433,665	$428,330

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE (Note 15)	$35,202	$28,828	$100,820	$96,269

EXPENSE

Cost of goods sold, IT processing, servicing and support	23,008	23,096	67,795	73,895
Selling, general and administration	15,184	18,892	53,372	59,517
Depreciation and amortization	463	1,132	2,084	3,129
Reorganization costs (Note 1)	5,852	-	5,852	-
Transaction costs related to Connect Group acquisition	116	-	1,790	-

OPERATING LOSS	(9,421)	(14,292)	(30,073)	(40,272)

CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 4 and 5)	-	10,814	-	25,942

GAIN RELATED TO FAIR VALUE ADJUSTMENT TO CURRENCY OPTIONS (Note 4)	6,120	-	3,691	-

LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 5)	346	-	346	13

GAIN ON DISPOSAL OF EQUITY SECURITIES (Note 5)	720	-	720	-

LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT - BANK FRICK (Note 5)	-	472	-	472

INTEREST INCOME	761	606	1,463	1,934

INTEREST EXPENSE	691	744	2,272	2,168

LOSS BEFORE INCOME TAX EXPENSE	(2,857)	(4,088)	(26,817)	(15,049)

INCOME TAX EXPENSE (Note 18)	470	2,171	754	4,549

NET LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS	(3,327)	(6,259)	(27,571)	(19,598)

EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	-	55	(1,156)	(20,098)

NET LOSS ATTRIBUTABLE TO NET1	$(3,327)	$(6,204)	$(28,727)	$(39,696)

Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Net1 shareholders	$(0.06)	$(0.11)	$(0.50)	$(0.70)
Diluted loss attributable to Net1 shareholders	$(0.06)	$(0.11)	$(0.50)	$(0.70)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)

Net loss	$(3,327)	$(6,204)	$(28,727)	$(39,696)

Other comprehensive income (loss), net of taxes
Movement in foreign currency translation reserve	14,831	(2,470)	3,317	23,675
Release of foreign currency translation reserve related to disposal of Finbond equity securities (Note 11)	583	-	583	-
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	(644)	1,688
Release of foreign currency translation reserve related to disposal of Bank Frick (Note 11)	-	(2,462)	-	(2,462)
Total other comprehensive (loss) income, net of taxes	15,414	(4,932)	3,256	22,901

Comprehensive income (loss)	12,087	(11,136)	(25,471)	(16,795)

Comprehensive income (loss) attributable to Net1	$12,087	$(11,136)	$(25,471)	$(16,795)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended March 31, 2021 (dollar amounts in thousands)
Balance – January 1, 2021	81,505,851	$80	(24,891,292)	$(286,951)	56,614,559	$302,196	$411,178	$(141,242)	$285,261	$-	$285,261	$84,979

Exercise of stock options	11,501	-			11,501	35			35		35

Stock-based compensation charge (Note 12)					-	245			245		245

Reversal of stock-based compensation charge (Note 12)	-				-	-			-		-

Net loss					-		(6,204)		(6,204)	-	(6,204)

Other comprehensive loss (Note 11)								(4,932)	(4,932)	-	(4,932)

Balance – March 31, 2021	81,517,352	$80	(24,891,292)	$(286,951)	56,626,060	$302,476	$404,974	$(146,174)	$274,405	$-	$274,405	$84,979

	For the nine months ended March 31, 2021 (dollar amounts in thousands)

Balance – July 1, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

Exercise of stock options	17,335	-			17,335	53			53		53

Stock-based compensation charge (Note 12)						1,173			1,173		1,173

Reversal of stock-based compensation charge (Note 12)	(510,200)				(510,200)	(297)			(297)		(297)

Stock-based compensation charge related to equity-accounted investment						(40)			(40)		(40)

Proceeds from disgorgement of shareholders' short-swing profits						98			98		98

Net loss							(39,696)		(39,696)	-	(39,696)

Other comprehensive income (Note 11)								22,901	22,901	-	22,901

Balance – March 31, 2021	81,517,352	$80	(24,891,292)	$(286,951)	56,626,060	$302,476	$404,974	$(146,174)	$274,405	$-	$274,405	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Net 1 UEPS Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Net1 Equity	Non-controlling Interest	Total	Redeemable common stock

	For the three months ended March 31, 2022 (dollar amounts in thousands)

Balance – January 1, 2022	82,548,464	$80	(24,891,292)	$(286,951)	57,657,172	$303,804	$381,213	$(157,879)	$240,267	$-	$240,267	$84,979

Restricted stock granted (Note 12)	257,222				257,222				-		-

Exercise of stock option (Note 12)	6,668	-			6,668	21			21		21

Stock-based compensation charge (Note 12)						619			619		619

Reversal of stock-based compensation charge (Note 12)	-				-	(5)			(5)		(5)

Stock-based compensation charge related to equity-accounted investment (Note 5)						(9)			(9)		(9)

Net loss							(3,327)		(3,327)	-	(3,327)

Other comprehensive income (Note 11)								15,414	15,414	-	15,414

Balance – March 31, 2022	82,812,354	$80	(24,891,292)	$(286,951)	57,921,062	$304,430	$377,886	$(142,465)	$252,980	$-	$252,980	$84,979

	For the nine months ended March 31, 2022 (dollar amounts in thousands)

Balance – July 1, 2022	81,607,912	$80	(24,891,292)	$(286,951)	56,716,620	$301,959	$406,613	$(145,721)	$275,980	$-	$275,980	$84,979

Restricted stock granted	984,921				984,921	-			-		-

Exercise of stock option (Note 12)	249,521	-			249,521	760			760		760

Stock-based compensation charge (Note 12)						1,751			1,751		1,751

Reversal of stock-based compensation charge (Note 12)	(30,000)				(30,000)	(40)			(40)		(40)

Stock-based compensation charge related to equity accounted investment (Note 5)						-			-		-

Net loss							(28,727)		(28,727)	-	(28,727)

Other comprehensive income (Note 11)								3,256	3,256	-	3,256

Balance – March 31, 2022	82,812,354	$80	(24,891,292)	$(286,951)	57,921,062	$304,430	$377,886	$(142,465)	$252,980	$-	$252,980	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)

Cash flows from operating activities
Net loss	$(3,327)	$(6,204)	$(28,727)	$(39,696)
Depreciation and amortization	463	1,132	2,084	3,129
Impairment loss	(27)	-	198	-
Movement in allowance for doubtful accounts receivable	91	299	1,217	913
Interest payable	(97)	(25)	(199)	(46)
(Gain) Loss related to fair value adjustment to currency options (Note 4)	(2,391)		38
Fair value adjustment related to financial liabilities	(152)	(475)	(476)	1,201
Gain on disposal of equity securities (Note 5)	(720)		(720)
Loss on disposal of equity-accounted investments (Note 5)	346	-	346	13
Loss on disposal of equity-accounted investment - Bank Frick	-	472	-	472
(Earnings) Loss from equity-accounted investments	-	(55)	1,156	20,098
Movement in allowance for doubtful loans to equity-accounted investments	-	-	-	739
Change in fair value of equity securities (Note 4 and 5)	-	(10,814)	-	(25,942)
(Profit) Loss on disposal of property, plant and equipment	(1,077)	(142)	(2,598)	600
Stock-based compensation charge (Note 12)	614	245	1,711	876
Dividends received from equity accounted investments	-	-	137	125
(Increase) Decrease in accounts receivable and finance loans receivable	(687)	5,786	(2,966)	4,230
(Increase) Decrease in inventory	(181)	428	(27)	2,642
(Decrease) Increase in accounts payable and other payables	(1,913)	(894)	(1,668)	(4,393)
Increase (Decrease) in taxes payable	395	(160)	444	(15,498)
(Decrease) Increase in deferred taxes	(112)	2,153	(458)	424
Net cash used in operating activities	(8,775)	(8,254)	(30,508)	(50,113)

Cash flows from investing activities
Capital expenditures	(834)	(649)	(1,721)	(3,947)
Proceeds from disposal of property, plant and equipment	1,538	254	3,529	345
Proceeds from disposal of equity securities (Note 5)	720	-	720	-
Proceeds from disposal of equity-accounted investment (Note 5)	819	-	819	-
Proceeds from disposal of equity-accounted investment - Bank Frick, net of expenses	-	18,568	7,500	18,568
Proceeds from disposal of Net1 Korea, net of cash disposed	-	-	-	20,114
Proceeds from disposal of DNI as equity-accounted investment	-	-	-	6,010
Loan to equity-accounted investment (Note 5)	-	-	-	(1,238)
Repayment of loans by equity-accounted investments	-	-	-	134
Net change in settlement assets	5	745	102	6,190
Net cash provided by investing activities	2,248	18,918	10,949	46,176

Cash flows from financing activities
Proceeds from exercise of stock options	20	35	759	53
Proceeds from bank overdraft (Note 8)	95,048	55,280	406,398	261,759
Repayment of bank overdraft (Note 8)	(100,832)	(103,195)	(372,508)	(268,303)
Proceeds from disgorgement of shareholders' short-swing profits	-	-	-	124
Net change in settlement obligations	(5)	(745)	(102)	(6,190)
Net cash (used in) provided by financing activities	(5,769)	(48,625)	34,547	(12,557)

Effect of exchange rate changes on cash and cash equivalents	12,200	(2,263)	1,295	10,839
Net (decrease) increase in cash, cash equivalents and restricted cash	(96)	(40,224)	16,283	(5,655)
Cash, cash equivalents and restricted cash – beginning of period	240,144	267,054	223,765	232,485
Cash, cash equivalents and restricted cash – end of period (Note 14)	$240,048	$226,830	$240,048	$226,830

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three and nine months ended March 31, 2022 and 2021

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2022 and 2021, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Impact of COVID-19 on the Company’s business

The Company’s business has been, and continues to be, impacted by government restrictions and quarantines related to COVID-19. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive. South Africa operated at adjusted Level 1 during its most recent fiscal quarter, which had a limited impact on the Company’s businesses, and which ceased to be in operation on April 4, 2022. South Africa is subject to limited COVID-19 restrictions following the lifting of the National State of Disaster in South Africa on April 5, 2022. These restrictions are expected to have a limited impact on the Company’s business.

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

July 2021 civil unrest in South Africa

Two of South Africa’s nine provinces experienced significant civil unrest in July 2021 resulting in mass looting, loss of life, disruption of transport and supply routes, and widespread destruction of property. In total 337 South Africans lost their lives in the unrest - fortunately none of the Company’s employees were injured or harmed. There was widespread damage to bank and ATM infrastructure in the affected provinces. In total approximately 1,800 ATMs and 300 branches were damaged, and the Banking Association of South Africa (“BASA”), estimates that total damage to banking infrastructure amounted to ZAR 1.6 billion. The South African Special Risks Insurance Association (“SASRIA”), a public enterprise and a non-life insurance company that provides coverage for damage caused by special risks such as politically motivated malicious acts, riots, strikes, terrorism and public disorders, estimates that the total damage to property across South Africa will be in the order of between ZAR 19.0 billion and ZAR 20.0 billion.

The Company suffered damage at 19 of its branches and to 173 ATMs. The disruption and related closure of branches also impacted the Company’s efforts to grow EPE customer numbers. The Company also saw an impact on transaction volumes through its ATMs with July 2021 volumes 13% lower than June 2021, and August 2021 3% lower than July 2021.

The Company’s insurance claims to recover the cost of approximately ZAR 40.0 million to repair and replace its branches and ATMs have been met in full. The Company received ZAR 12.6 million and ZAR 38.6 million from SASRIA during the three and nine months ended March 31, 2022, respectively.

As a result of the disruption to ATM coverage and availability, BASA and South Africa’s banks agreed that the fee which customers pay to utilize other banks’ ATMs would be waived for August and September 2021. The Company lost transaction fee revenue of approximately ZAR 6.0 million ($0.4 million) during the nine months ended March 31, 2022, as a result of this decision.

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Reorganization charge - financial services restructuring

The Company has incurred significant losses since its contract to distribute social grants expired in September 2018. A strategic imperative for the Company is to return its South African financial services business to a breakeven position and then profitability as soon as possible. As part of a cost optimization process completed in late calendar 2021, the Company performed a review of its labor structure and determined that a number of its defined employee roles would need to be terminated due to redundancy. The Company embarked on a retrenchment process pursuant to Section 189A of the South African Labour Relations Act (“Labour Act”) on January 10, 2022. The Company incurred cash costs of approximately $6.7 million (ZAR 103.4 million) during the three and nine months ended March 31, 2022, principally consisting of severance and related payments and the payment of unutilized leave days. The Company has recorded an expense of $5.9 million in the caption reorganization costs in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022. The primary difference between the reorganization charge amount and the total cash paid relates to leave pay which was accrued in prior periods.

Impact of events in Russia and Ukraine

The Company does not expect its operations to be significantly impacted by events unfolding in Russia and Ukraine. The Company believes that these events may adversely impact South African gross domestic product and rates of inflation as a result of the recent increases in crude oil prices, which is likely to impact economic activity in South Africa and therefore indirectly affect the Company. It may also lead to higher input prices for certain of the goods and services the Company procures.

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

Recent accounting pronouncements not yet adopted as of March 31, 2022

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

In October 2021, the FASB issued guidance which amends guidance in Business Combinations (Topic 805) regarding the recognition and measurement of contract assets and liabilities in a business combination. These items are recognized at fair value on acquisition under current guidance. The new guidance requires an acquiring entity to apply guidance in Revenue Recognition (Topic 606) to recognize and measure contract assets and contract liabilities in a business combination. This guidance is effective for the Company beginning July 1, 2022. The Company is currently assessing the impact of this guidance on its financial statements and related disclosures, but does not expect the impact on its financial results to be material.

2. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of March 31, 2022, and June 30, 2021, are presented in the table below:

	March 31,	June 30,
	2022	2021

Accounts receivable, trade, net	$10,025	$10,493
Accounts receivable, trade, gross	10,479	10,760
Allowance for doubtful accounts receivable, end of period	454	267
Beginning of period	267	253
Reversed to statement of operations	(60)	(182)
Charged to statement of operations	251	232
Utilized	(3)	(59)
Foreign currency adjustment	(1)	23

Current portion of amount outstanding related to sale of interest in Bank Frick	3,890	7,500
Loans provided to Carbon	-	-
Current portion of total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Other receivables	10,520	8,590
Total accounts receivable, net and other receivables	$24,435	$26,583

Current portion of amount outstanding related to sale of interest in Bank Frick represents the amount due from the purchaser related to the sale of Bank Frick. The Company received the first scheduled repayment of $7.5 million in October 2021 and the remaining amount of $3.9 million is due in July 2022.

The loan of $3.0 million provided to Carbon was scheduled to be repaid before June 30, 2020, however, Carbon requested a payment holiday as a result of the impact of the COVID-19 pandemic on its business. The parties had not agreed to new repayment terms as of March 31, 2022. However, the Company acknowledges the unexpected and ongoing challenges facing Carbon and determined in June 2021 to create an allowance for doubtful loans receivable of $3.0 million due to these circumstances and ongoing operating losses incurred by Carbon.

Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes represents the investment in a note which matures in August 2022. The carrying value as of each of March 31, 2022 and June 30, 2021, respectively was $0 (nil). The note is included in other long-term assets as of June 30, 2021 (refer to Note 5).

Other receivables include prepayments, deposits and other receivables.

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of March 31, 2022:

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

2. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Finance loans receivable, net

The Company’s finance loans receivable, net, as of March 31, 2022, and June 30, 2021, are presented in the table below:

	March 31,	June 30,
	2022	2021

Microlending finance loans receivable, net	$22,196	$21,142
Microlending finance loans receivable, gross	24,662	23,491
Allowance for doubtful finance loans receivable, end of period	2,466	2,349
Beginning of period	2,349	1,858
Reversed to statement of operations	-	(1,004)
Charged to statement of operations	1,026	2,060
Utilized	(873)	(967)
Foreign currency adjustment	(36)	402

Total finance loans receivable, net	$22,196	$21,142

3. Inventory

The Company’s inventory comprised the following categories as of March 31, 2022, and June 30, 2021:

	March 31,	June 30,
	2022	2021

Finished goods	$22,104	$22,361
	$22,104	$22,361

As of March 31, 2022, and June 30, 2021, finished goods includes $15.7 million and $16.5 million, respectively, of Cell C airtime inventory that was previously classified as finished goods subject to sale restrictions.

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

Risk management

The Company manages its exposure to currency exchange, translation, interest rate, customer concentration, credit, and equity price and liquidity risks as discussed below.

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

4. Fair value of financial instruments (continued)

Risk management (continued)

Interest rate risk

As a result of its normal borrowing activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. Interest rates in South Africa are trending upwards and the Company expects higher interest rates in the foreseeable future which will increase its cost of borrowing. The Company periodically evaluates the cost and effectiveness of interest rate hedging strategies to manage this risk. The Company generally maintains investments in cash equivalents and held to maturity investments and has occasionally invested in marketable securities.

Microlending credit risk

The Company is exposed to credit risk in its microlending activities, which provides unsecured short-term loans to qualifying customers. Credit bureau checks as well as an affordability test are conducted as part of the risk management process, both of which being in line with local regulations. The affordability test takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of March 31, 2022, and June 30, 2021, and valued Cell C at $0.0 (zero) at March 31, 2022, and June 30, 2021. The Company believes the Cell C business plan utilized in the Company’s valuation is reasonable based on the current performance and the expected changes in Cell C’s business model. The Company incorporates the payments under Cell C’s lease liabilities into the cash flow forecasts and assumes that Cell C’s deferred tax assets would be utilized over the forecast period. The Company utilized the latest revised business plan provided by Cell C management for the period ended December 31, 2025, for the March 31, 2022 valuation, and an earlier version of the business plan for the period ended December 31, 2025 for the June 30, 2021 valuation.

4. Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C (continued)

The following key valuation inputs were used as of March 31, 2022 and June 30, 2021:

Weighted Average Cost of Capital ("WACC"):	Between 18% and 24% over the period of the forecast
Long term growth rate:	3% (3% as of June 30, 2021)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - March 31, 2022:(1)	ZAR 11.7 billion ($0.8 billion), no lease liabilities included
Net adjusted external debt - June 30, 2021:(2)	ZAR 11.2 billion ($0.8 billion), no lease liabilities included

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of March 31, 2022.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2021.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 3.3% increase and 2.5% decrease in the WACC rate and the EBITDA margins respectively used in the Cell C valuation on March 31, 2022, all amounts translated at exchange rates applicable as of March 31, 2022:

Sensitivity for fair value of Cell C investment	3.3% increase	2.5% decrease
WACC rate	$-	$432
EBITDA margin	$548	$-

The fair value of the Cell C shares as of March 31, 2022, represented 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

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

The Company had no outstanding foreign exchange contracts as of March 31, 2022.

The Company’s outstanding foreign exchange contracts as of June 30, 2021, were as follows:

Notional amount ('000)		Strike price		Fair market		Maturity
EUR	5.7	USD	1.1911	USD	1.1859	July 02, 2021

Derivative transactions - Foreign exchange option contracts

The Company held a significant amount of U.S. dollars and intended to use a portion of these funds to settle part of the purchase consideration related to the Connect Group acquisition. The purchase consideration was expected to be settled in ZAR. Accordingly, the Company entered into foreign exchange option contracts with FirstRand Bank Limited acting through its Rand Merchant Bank division (“RMB”) in November 2021 in order to manage the risk of currency volatility and to fix the ZAR amount to be utilized for part of the purchase consideration settlement. These foreign exchange option contracts, also known as synthetic forwards, are over-the-counter derivative transactions (Level 2). RMB’s long-term credit rating is “BB”. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value of the foreign exchange option contracts (Level 2).

The Company marked-to-market the synthetic forwards as of December 31, 2021, using a Black-Scholes option pricing model which determined the respective fair value of the options utilizing current market parameters, and recorded an unrealized loss of $2.4 million during the three months ended December 31, 2021. These currency options matured on February 24, 2022. The Company generated a realized gain of $3.7 million upon maturity. During the three and nine months ended March 31, 2022, the Company recorded a net gain of $6.1 million (which includes the reversal of the $2.4. million unrealized loss which was previously recorded) and $3.7 million, respectively. The net gain is included in the caption gain related to fair value adjustment to currency options in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022.

4. Fair value of financial instruments (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2022, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	411	-	-	411
Fixed maturity investments (included in cash and cash equivalents)	3,090	-	-	3,090
Total assets at fair value	$3,501	$-	$-	$3,501

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

There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2022 and 2021, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three and nine months ended March 31, 2022 and 2021.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the nine months ended March 31, 2022:

Carrying value
Assets
Balance as of June 30, 2021	$-
Foreign currency adjustment(1)	-
Balance as of March 31, 2022	$-

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

Assets measured at fair value on a nonrecurring basis

The Company measures equity investments without readily determinable fair values at fair value on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value and the excess is determined to be other-than-temporary. Refer to Note 5 for any impairment charges recorded during the reporting periods presented herein. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

5.Equity-accounted investments and other long-term assets

Refer to Note 8 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021, for additional information regarding its equity-accounted investments and other long-term assets.

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of March 31, 2022, and June 30, 2021, was as follows:

	March 31,	June 30,
	2022	2021
Finbond Group Limited (“Finbond”)	29.0%	31.5%
Carbon Tech Limited (“Carbon”)	25.0%	25.0%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50.0%	50.0%

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Finbond

As of March 31, 2022, the Company owned 247,438,164 shares in Finbond representing approximately 29.0% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on March 31, 2022, the last trading day of the month, was ZAR 0.50 per share. The market value, using the March 31, 2022, closing price, of the Company’s holding in Finbond on March 31, 2022, was ZAR 123.7 million ($8.5 million translated at exchange rates applicable as of March 31, 2022).

The Company sold 21,382,769 shares in Finbond for cash during the three and nine months ended March 31, 2022, and recorded a loss of $0.3 million in the caption loss on equity-accounted investment in the Company’s unaudited condensed consolidated statements of operations. The following table presents the calculation of the loss on disposal of Finbond shares during the three and nine months ended March 31, 2022:

Three and nine months ended March 31,
2022
Loss on disposal of Finbond shares:
Consideration received in cash	$819
Less: carrying value of Finbond shares sold	(591)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss	(583)
Add: release of stock-based compensation charge related to equity-accounted investment	9
Loss on sale of Finbond shares	$(346)

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the nine months ended March 31, 2022:

	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2021	$9,822	$182	$10,004
Stock-based compensation	9	-	9
Comprehensive loss:	(1,800)	-	(1,800)
Other comprehensive loss	(644)	-	(644)
Equity accounted loss	(1,156)	-	(1,156)
Share of net loss	(1,156)	-	(1,156)
Dividends received	-	(137)	(137)
Disposal of Finbond shares	(591)	-	(591)
Foreign currency adjustment(2)	(206)	(4)	(210)
Balance as of March 31, 2022	$7,234	$41	$7,275

	Equity	Loans	Total
Carrying amount as of :
June 30, 2021	$10,004	$-	$10,004
March 31, 2022	$7,275	$-	$7,275

(1) Includes Carbon and SmartSwitch Namibia.

(2) The foreign currency adjustment represents the effects of the fluctuations of the ZAR, Nigerian naira and Namibian dollar against the U.S. dollar on the carrying value.

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of March 31, 2022, and June 30, 2021:

	March 31,	June 30,
	2022	2021

Total equity investments	$76,297	$76,297
Investment in 15% of Cell C, at fair value (Note 4)	-	-
Investment in 10% of MobiKwik (June 30, 2021: 12%)	76,297	76,297
Investment in 87.5% of CPS(1)	-	-
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes(2)	-	-
Long-term portion of amount due related to sale of interest in Bank Frick(3)	-	3,890
Policy holder assets under investment contracts (Note 7)	411	381
Reinsurance assets under insurance contracts (Note 7)	1,284	1,298
Total other long-term assets	$77,992	$81,866

(1) On October 16, 2020, the High Court of South Africa, Gauteng Division, Pretoria ordered that CPS be placed into liquidation.

(2) The note is included in accounts receivable, net and other receivables as of March 31, 2022 (refer to Note 2).

(3) Long-term portion of amount due related to sale of interest in Bank Frick as of June 30, 2021, represents the amount due from the purchaser in July 2022 and is included in accounts receivable, net, and other receivables as of March 31, 2022 (refer to Note 2).

MobiKwik

In October 2021, the Company converted its 310,781 shares of compulsorily convertible cumulative preferences shares to 6,215,620 equity shares in anticipation of MobiKwik’s initial public offering. The Company’s investment percentage remained unchanged following the conversion. The Company’s investment percentage as of March 31, 2022, was 10.2%. The Company did not identify any observable transactions during the three and nine months ended March 31, 2022, and therefore there was no change in the fair value of MobiKwik during these periods. The Company used a transaction, at a price of $245.50 per share in June 2021, as the basis for a fair value adjustment to its investment in MobiKwik during the fourth quarter of fiscal 2021. This fair value adjustment increased the carrying value of its investment in MobiKwik by $23.4 million from $52.9 million to $76.3 million as of June 30, 2021.

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

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets (continued)

Revix

In February 2022, the Company sold its entire interest in Revix UK Limited for cash of $0.7 million because the Company did not consider the investment core to its strategy to operate primarily in Southern Africa. The Company had previously written this investment to $0 (nil) and recognized a gain on disposal of $0.7 million, which is included in the caption gain on disposal of equity securities in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of March 31, 2022:

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

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of June 30, 2021:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$49,304	$-	$76,297
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$49,304	$-	$76,297

6.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2022:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2021	$42,949	$(13,796)	$29,153
Foreign currency adjustment (1)	(630)	138	(492)
Balance as of March 31, 2022	$42,319	$(13,658)	$28,661

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

Refer to Note 17 for additional information regarding changes to the Company’s reportable segments during the three months ended December 31, 2021. Goodwill has been allocated to the Company’s reportable segments as follows:

	Consumer	Merchant	Other	Carrying value
Balance as of June 30, 2021	$-	$28,496	$657	$29,153
Foreign currency adjustment (1)	-	(492)	-	(492)
Balance as of March 31, 2022	$-	$28,004	$657	$28,661

(1) The foreign currency adjustment represents the effects of the fluctuations between the ZAR and the U.S. dollar on the carrying value.

6.Goodwill and intangible assets, net (continued)

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of intangible assets as of March 31, 2022, and June 30, 2021:

	As of March 31, 2022			As of June 30, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$9,683	$(9,683)	$-	$10,340	$(10,340)	$-
Software and unpatented technology	390	(390)	-	1,726	(1,726)	-
FTS patent	2,633	(2,633)	-	2,679	(2,679)	-
Trademarks	1,980	(1,682)	298	2,015	(1,658)	357
Total finite-lived intangible assets	$14,686	$(14,388)	$298	$16,760	$(16,403)	$357

Aggregate amortization expense on the finite-lived intangible assets for each of the three months ended March 31, 2022 and 2021, was approximately $0.1 million. Aggregate amortization expense on the finite-lived intangible assets for the nine months ended March 31, 2022 and 2021, was approximately $0.1 million and $0.3 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on March 31, 2022, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2022	$71
Fiscal 2023	71
Fiscal 2024	70
Fiscal 2025	70
Fiscal 2026	70
Total future estimated annual amortization expense	$352

7.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the nine months ended March 31, 2022:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2021	$1,298	$(2,011)
Increase in policy holder benefits under insurance contracts	1,612	8,158
Claims and decrease in policyholders’ benefits under insurance contracts	(1,603)	(8,304)
Foreign currency adjustment(3)	(23)	30
Balance as of March 31, 2022	$1,284	$(2,127)

(1) Included in other long-term assets (refer to Note 5);

(2) Included in other long-term liabilities;

(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company has agreements with reinsurance companies in order to limit its losses from various insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability. The value of insurance contract liabilities is based on the best estimate assumptions of future experience plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The process of deriving the best estimate assumptions plus prescribed margins includes assumptions related to claim reporting delays (based on average industry experience).

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the nine months ended March 31, 2022:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2021	$381	$(381)
Increase in policy holder benefits under investment contracts	11	(11)
Foreign currency adjustment (3)	19	6
Balance as of March 31, 2022	$411	$(386)

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

South Africa

July 2017 Facilities, as amended, comprising long-term borrowings (all repaid) and a short-term facility (Facility E)

Available short-term facility - Facility E

As of March 31, 2022, the aggregate amount of the Company’s short-term South African overdraft facility with RMB was ZAR 1.4 billion ($96.2 million, translated at exchange rates applicable as of March 31, 2022). As of March 31, 2022, the Company had utilized approximately ZAR 0.7 billion ($45.7 million) of this overdraft facility. This overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The interest rate on this facility is equal to the prime rate. The prime rate on March 31, 2022, was 7.75%.

Nedbank facility, comprising short-term facilities

As of March 31, 2022, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 406.6 million ($27.9 million). The credit facility comprises an overdraft facility of up to ZAR 250.0 million ($17.2 million), which may only be used to fund mobile ATMs and indirect and derivative facilities of up to ZAR 156.6 million ($10.8 million), which include guarantees, letters of credit and forward exchange contracts. The Company has entered into cession and pledge agreements with Nedbank related to certain of its Nedbank credit facilities (the indirect and derivative facility) and the Company has ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. These funds, of ZAR 155.1 million ($10.7 million translated at exchange rates applicable as of March 31, 2022), are included within the caption restricted cash related to ATM funding and credit facilities to the Company’s unaudited condensed consolidated balance sheet as of March 31, 2022. As of March 31, 2022, the interest rate on the overdraft facility was 6.60%.

As of March 31, 2022 and June 30, 2021, the Company had utilized approximately ZAR 155.1 million ($10.7 million) and ZAR 156.6 million ($10.9 million), respectively, of its indirect and derivative facilities of ZAR 156.6 million (June 30, 2021: ZAR 156.6 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 19).

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of March 31, 2022, and the movement in the Company’s short-term facilities from as of June 30, 2022 to as of March 31, 2021, as well as the respective interest rates applied to the borrowings as of March 31, 2022:

	South Africa		Total
	RMB	Nedbank
Short-term facilities available as of March 31, 2022	$96,203	$27,937	$124,140
Overdraft restricted as to use for ATM funding only	96,203	17,179	113,382
Indirect and derivative facilities	-	10,758	10,758

Interest rate (%), based on South African prime rate	7.75
Interest rate (%), based on South African prime rate less 1.15%		6.60

Movement in utilized overdraft facilities:
Balance as of June 30, 2021	14,245	-	14,245
Utilized	405,048	1,350	406,398
Repaid	(371,185)	(1,323)	(372,508)
Foreign currency adjustment(1)	(2,430)	(27)	(2,457)
Balance as of March 31, 2022	45,678	-	45,678
Restricted as to use for ATM funding only	45,678	-	45,678

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2021	-	10,947	10,947
Guarantees cancelled	-	(99)	(99)
Foreign currency adjustment(1)	-	(189)	(189)
Balance as of March 31, 2022(2)	$-	$10,659	$10,659

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

9.Other payables

Summarized below is the breakdown of other payables as of March 31, 2022, and June 30, 2021:

	March 31,	June 30,
	2022	2021
Accruals	$7,915	$7,501
Provisions	5,291	5,343
Other	11,950	13,288
Value-added tax payable	541	435
Payroll-related payables	1,362	884
Participating merchants' settlement obligation	128	137
	$27,187	$27,588

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

10.Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2022 and 2021, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2022 and 2021, respectively:

	March 31,	March 31,
	2022	2021

Number of shares, net of treasury:
Statement of changes in equity	57,921,062	56,626,060
Non-vested equity shares that have not vested as of end of period	1,248,391	294,000
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	56,672,671	56,332,060

11.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended March 31, 2022:

	Three months ended
	March 31, 2022
	Accumulated foreign currency translation reserve	Total
Balance as of January 1, 2022	$(157,879)	$(157,879)
Release of foreign currency translation reserve related to the disposal of Finbond equity securities (Note 5)	583	583
Movement in foreign currency translation reserve	14,831	14,831
Balance as of March 31, 2022	$(142,465)	$(142,465)

11.Accumulated other comprehensive loss (continued)

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended March 31, 2021:

	Three months ended
	March 31, 2021
	Accumulated foreign currency translation reserve	Total
Balance as of January 1, 2021	$(141,242)	$(141,242)
Release of foreign currency translation reserve related to disposal of Bank Frick	(2,462)	(2,462)
Movement in foreign currency translation reserve	(2,470)	(2,470)
Balance as of March 31, 2021	$(146,174)	$(146,174)

The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2022:

	Nine months ended
	March 31, 2022
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2021	$(145,721)	$(145,721)
Release of foreign currency translation reserve related to disposal of Finbond equity securities (Note 5)	583	583
Movement in foreign currency translation reserve related to equity-accounted investment	(644)	(644)
Movement in foreign currency translation reserve	3,317	3,317
Balance as of March 31, 2022	$(142,465)	$(142,465)

The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2021:

a		Nine months ended
		March 31, 2021
		Accumulated foreign currency translation reserve	Total
	Balance as of July 1, 2020	$(169,075)	$(169,075)
	Release of foreign currency translation reserve related to disposal of Bank Frick	(2,462)	(2,462)
	Movement in foreign currency translation reserve related to equity-accounted investment	1,688	1,688
	Movement in foreign currency translation reserve	23,675	23,675
	Balance as of March 31, 2021	$(146,174)	$(146,174)

During the three and nine months ended March 31, 2022, the Company reclassified $0.6 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond. During the three and nine months ended March 31, 2021, the Company reclassified $2.5 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of Bank Frick.

12.Stock-based compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan and the vesting terms of certain stock-based awards granted are described in Note 16 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the nine months ended March 31, 2022 and 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2021	1,294,832	3.93	7.68	1,624	1.45
Granted - February 2022	137,620	4.87	10.00	235	1.71
Exercised	(249,521)	3.05	-	470	-
Forfeited	(188,332)	4.14			1.50
Outstanding - March 31, 2022	994,599	4.25	6.86	1,884	1.64

Outstanding - June 30, 2020	1,331,651	5.83	7.56	-	2.01
Granted – August 2020	150,000	3.50	3.00	166	1.11
Granted – November 2020	560,000	3.01	10.00	691	1.23
Exercised	(17,335)	3.07	-	35	-
Forfeited	(466,033)	7.12			2.26
Outstanding - March 31, 2021	1,558,283	4.24	7.80	2,860	1.59

The Company awarded 137,620 stock options to employees during the three and nine months ended March 31, 2022.No stock options were awarded during the three months ended March 31, 2021. The Company awarded 560,000 stock options to employees during the nine months ended March 31, 2021. On August 5, 2020, the Company granted one of its non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant to the Company, 150,000 stock options with an exercise price of $3.50. These stock options are subject to the non-employee director’s continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date.

Employees forfeited 94,404 and 10,000 stock options during the three months ended March 31, 2022 and 2021, respectively. Employees forfeited 188,332 and 205,999 stock options during the nine months ended March 31, 2022 and 2021, respectively. During the nine months ended March 31, 2021, the Company’s former chief executive officer forfeited 250,034 stock options with strike prices ranging from $6.20 to $11.23 per share following his separation from the Company.

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

The table below presents the range of assumptions used to value stock options granted during the nine months ended March 31, 2022 and 2021:

	Nine months ended
	March 31,
	2022	2021
Expected volatility	50%	62%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	1.61%	0.19%

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of March 31, 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - March 31, 2022	994,599	4.25	6.86	1,884

These options have an exercise price range of $3.01 to $11.23.

The following table presents stock options that are exercisable as of March 31, 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - March 31, 2022	464,506	5.37	5.73	220

No stock options became exercisable during the three months ended March 31, 2022 and 2021. During the nine months ended March 31, 2022 and 2021, respectively, 376,348 and 337,666 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the nine months ended March 31, 2022 and 2021:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2021	384,560	1,123
Total granted	893,831	4,433
Granted – July 2021	234,608	963
Granted – August 2021	44,986	192
Granted – November and December 2021	326,158	1,766
Granted – December 2021	50,300	269
Granted – February 2022	29,920	146
Granted – March 2022	207,859	1,097
Total granted and vested - November and December 2021	-	-
Granted - November and December 2021	71,647	393
Vested - November and December 2021	(71,647)	393
Forfeitures	(30,000)	(160)
Non-vested – March 31, 2022	1,248,391	5,867

Non-vested – June 30, 2020	1,115,500	5,354
Total vested	(311,300)	(1,037)
Vested – August 2020	(244,500)	(812)
Vested – September 2020 - accelerated vesting	(66,800)	(225)
Forfeitures	(510,200)	(1,766)
Non-vested – March 31, 2021	294,000	994

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

On June 30, 2021, the Company entered into employment agreements with Mr. Chris G.B. Meyer, under which Mr. Meyer was appointed Group Chief Executive Officer of the Company effective July 1, 2021. Mr. Meyer was awarded 117,304 shares of restricted stock on July 1, 2021, which were subject to time-based vesting and vest in full on June 30, 2024, subject to Mr. Meyer’s continued service to the Company through June 30, 2024. In addition, under the terms of Mr. Meyer’s engagement, the Company’s Remuneration Committee also awarded Mr. Meyer 117,304 shares of restricted stock which include performance conditions and which only vest on June 30, 2024 if the performance conditions are met and Mr. Meyer remains employed with the Company through June 30, 2024. Vesting of half of these awards, or 58,652 shares of restricted stock, is subject to the Company achieving its three-year financial services plan during the specific measurement period from June 30, 2021, to June 30, 2024, and the other half is subject to share price growth targets, and only vest if the Company’s share price is $8.14 or higher on June 30, 2024. On March 1, 2022, the Company awarded 207,859 shares of restricted stock to executive officers and vesting of these awards is subject to the executive’s continuous service through the applicable vesting date, one third of which vests on each of the first, second and third anniversaries of the grant date. In August 2021, December 2021 and February 2022, the Company awarded 44,986, 50,300 and 29,920 shares of restricted stock, respectively, to employees which have time and performance-based (market conditions related to share price performance) vesting conditions.

Upon joining the Company, each of Messrs. Meyer and Lincoln C. Mali, were entitled to receive an award of shares of restricted stock which were subject to them purchasing an agreed value of shares (“matching awards”) in the market during a prescribed period of time. However, these executives were unable to purchase shares in the market during that period due to a Company-imposed insider-trading restriction placed on them. On November 15, 2021, the Company amended the terms of these awards in order to put the executives into an economically equivalent position, as follows:

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

Except as discussed above, no shares of restricted stock vested during the three and nine months ended March 31, 2022.

During the nine months ended March 31, 2021, 244,500 shares of restricted stock with time-based vesting conditions vested. In connection with the Company’s former chief executive officer’s separation, the Company agreed to accelerate the vesting of 66,800 shares of restricted stock which were granted in February 2020, and which were subject to time-based vesting. These shares of restricted stock vested on September 30, 2020.

During the nine months ended March 31, 2022, 30,000 shares of restricted stock were forfeited by an executive officer as the market condition (related to share price performance) was not achieved.

The 510,200 shares of restricted stock that were forfeited during the nine months ended March 31, 2021, includes 375,200 shares of restricted stock forfeited by the Company’s former chief executive officer upon his separation from the Company and 30,000 shares of restricted stock forfeited by an executive officer as the market condition (related to share price performance) was not achieved. The March 31, 2021, non-vested shares of restricted stock presented in the table above includes 164,000 shares of restricted stock forfeited by an executive officer following his resignation from the Company on April 30, 2021. The amount of 164,000 shares of restricted stock comprised 107,200 shares of restricted stock with performance (related to agreed return on net asset value) and time-based vesting conditions, 30,000 shares of restricted stock with a market condition (related to share price performance) and time-based vesting conditions, and 26,800 shares of restricted stock with time-based vesting conditions.

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Effective January 1, 2022, the Company agreed to grant an advisor shares in lieu of cash for services provided to the Company during a contract term that will expire on December 31, 2022. The contract may be terminated early if certain agreed events occur. The advisor has agreed to receive 6,481 shares of the Company’s common stock per month as payment for services rendered and is not entitled to receive additional shares if the contract is terminated early due to the occurrence of the agreed events. The 6,481 shares granted per month was calculated using an agreed monthly fee of $35,000 divided by the Company’s closing market price on January 3, 2022, on the Nasdaq Global Select Market. The Company and the advisor have agreed that the Company will issue the shares to the advisor, in arrears, on a quarterly basis and that the shares may not be transferred until the earlier of December 31, 2022, or the occurrence of the agreed event. During the three months ended March 31, 2022, the Company recorded a stock-based compensation charge of $0.1 million and included the issuance of 19,443 shares of common stock in its issued and outstanding share count.

The Company recorded a stock-based compensation charge, net during the three months ended March 31, 2022 and 2021, of $0.6 million and $0.2 million, respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended March 31, 2022
Stock-based compensation charge	$619	$-	$619
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(5)	-	(5)
Total - three months ended March 31, 2022	$614	$-	$614

Three months ended March 31, 2021
Stock-based compensation charge	$245	$-	$245
Total - three months ended March 31, 2021	$245	$-	$245

The Company recorded a stock-based compensation charge, net during the nine months ended March 31, 2022 and 2021, of $1.7 million and $0.9 million respectively, which comprised:

a		Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
	Nine months ended March 31, 2022
	Stock-based compensation charge	$1,751	$-	$1,751
	Reversal of stock compensation charge related to stock options forfeited	(40)	-	(40)
	Total - nine months ended March 31, 2022	$1,711	$-	$1,711

	Nine months ended March 31, 2021
	Stock-based compensation charge	$1,173	$-	$1,173
	Reversal of stock compensation charge related to stock options and restricted stock forfeited	(297)	-	(297)
	Total - nine months ended March 31, 2021	$876	$-	$876

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

12.Stock-based compensation (continued)

As of March 31, 2022, the total unrecognized compensation cost related to stock options was approximately $0.5 million, which the Company expects to recognize over approximately two years. As of March 31, 2022, the total unrecognized compensation cost related to restricted stock awards was approximately $4.8 million, which the Company expects to recognize over approximately three years.

As of March 31, 2022, and June 30, 2021, respectively, the Company recorded a deferred tax asset of approximately $0.3 million and $0.1 million, related to the stock-based compensation charge recognized related to employees of Net1. As of March 31, 2022, and June 30, 2021, respectively, the Company recorded a valuation allowance of approximately $0.3 million and $0.1 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

13.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended March 31, 2022 and 2021. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the three months ended March 31, 2022 and 2021, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted (loss) earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted (loss) earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights. The Company has excluded employee stock options to purchase 185,902 and 172,113 shares of common stock from the calculation of diluted loss per share during the three and nine months ended March 31, 2022, because the effect would be antidilutive.

The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in May 2018, September 2018, February 2020, May 2021, July 2021, August 2021, November 2021, December 2021, February 2022 and March 2022, as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted (loss) earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for all awards made are discussed in Note 16 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2021.

13.(Loss) Earnings per share (continued)

The following table presents net loss attributable to Net1 and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net loss attributable to Net1	$(3,327)	$(6,204)	$(28,727)	$(39,696)
Undistributed loss	(3,327)	(6,204)	(28,727)	(39,696)
Percent allocated to common shareholders
(Calculation 1)	98%	99%	99%	99%
Numerator for loss per share: basic and diluted	$(3,262)	$(6,172)	$(28,299)	$(39,300)

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	56,660	56,352	56,467	56,236
Effect of dilutive securities:
Stock options	-	275	-	92
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	56,660	56,627	56,467	56,328

Loss per share:
Basic	$(0.06)	$(0.11)	$(0.50)	$(0.70)
Diluted	$(0.06)	$(0.11)	$(0.50)	$(0.70)

(Calculation 1)
Basic weighted-average common shares outstanding (A)	56,660	56,352	56,467	56,236
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	57,791	56,646	57,322	56,803
Percent allocated to common shareholders
(A) / (B)	98%	99%	99%	99%

Options to purchase 408,252 shares of the Company’s common stock at prices ranging from $4.87 to $11.23 per share were outstanding during the three and nine months ended March 31, 2022, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 425,784 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three and nine months ended March 31, 2021, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through February 3, 2032, were still outstanding as of March 31, 2022.

14.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2022 and 2021:

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021

Cash received from interest	$756	$537	$1,444	$1,746
Cash paid for interest	$788	$707	$2,468	$2,251
Cash paid for income taxes	$181	$211	$471	$16,382

14.Supplemental cash flow information (continued)

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company’s unaudited condensed consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company’s debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Cash, cash equivalents and restricted cash also includes cash in certain bank accounts that have been ceded to Nedbank. As this cash has been pledged and ceded it may not be drawn and is considered restricted as to use and therefore is classified as restricted cash as well. Refer to Note 8 for additional information regarding the Company’s facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of March 31, 2022 and 2021, and June 30, 2021:

	March 31, 2022	March 31, 2021	June 30, 2021
Cash and cash equivalents	$183,712	$207,814	$198,572
Restricted cash	56,336	19,016	25,193
Cash, cash equivalents and restricted cash	$240,048	$226,830	$223,765

Leases

The following table presents supplemental cash flow disclosure related to leases for the three and nine months ended March 31, 2022 and 2021:

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$902	$1,061	$2,665	$2,940

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$290	$796	$1,308	$2,497

15.Revenue recognition

Disaggregation of revenue

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended March 31, 2022:

	Consumer	Merchant	Other	Total
Processing fees	$7,075	$8,136	$397	$15,608
South Africa	7,075	8,136	-	15,211
Rest of world	-	-	397	397
Technology products	40	7,877	-	7,917
Telecom products and services	-	1,862	-	1,862
Lending revenue	5,614	-	-	5,614
Insurance revenue	2,169	-	-	2,169
Account holder fees	1,434	-	-	1,434
Other	97	501	-	598
Total revenue, derived from the following geographic locations	16,429	18,376	397	35,202
South Africa	16,429	18,376	-	34,805
Rest of world	$-	$-	$397	$397

15.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended March 31, 2021:

	Consumer	Merchant	Other	Total
Processing fees	$7,179	$6,810	$421	$14,410
South Africa(1)	7,179	6,810	-	13,989
Rest of world	-	-	421	421
Technology products	87	2,179	-	2,266
Telecom products and services	-	2,945	-	2,945
Lending revenue	5,474	-	-	5,474
Insurance revenue	1,709	-	-	1,709
Account holder fees	1,414	-	-	1,414
Other	373	237	-	610
Total revenue, derived from the following geographic locations	16,236	12,171	421	28,828
South Africa	16,236	12,171	-	28,407
Rest of world	$-	$-	$421	$421

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the nine months ended March 31, 2022:

	Consumer	Merchant	Other	Total
Processing fees	$22,535	$24,633	$1,220	$48,388
South Africa	22,535	24,633	-	47,168
Rest of world	-	-	1,220	1,220
Technology products	252	15,851	-	16,103
Telecom products and services	-	6,169	-	6,169
Lending revenue	16,171	-	-	16,171
Insurance revenue	6,396	-	-	6,396
Account holder fees	4,255	-	-	4,255
Other	623	2,715	-	3,338
Total revenue, derived from the following geographic locations	50,232	49,368	1,220	100,820
South Africa	50,232	49,368	-	99,600
Rest of world	$-	$-	$1,220	$1,220

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the nine months ended March 31, 2021:

	Consumer	Merchant	Other	Total
Processing fees	$23,318	$20,496	$2,855	$46,669
South Africa(1)	23,318	20,496	-	43,814
Rest of world	-	-	2,855	2,855
Technology products	158	13,723	-	13,881
Telecom products and services	-	10,515	-	10,515
Lending revenue	14,962	-	-	14,962
Insurance revenue	4,779	-	-	4,779
Account holder fees	3,870	-	-	3,870
Other	780	813	-	1,593
Total revenue, derived from the following geographic locations	47,867	45,547	2,855	96,269
South Africa	47,867	45,547	-	93,414
Rest of world	$-	$-	$2,855	$2,855

16.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during the three months ended March 31, 2022 and 2021 was $0.9 million and $1.1 million, respectively. The Company’s operating lease expense during the nine months ended March 31, 2022 and 2021 was $2.7 million and $2.9 million, respectively. The Company does not have any significant leases that have not commenced as of March 31, 2022.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations, to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended March 31, 2022 and 2021, was $ 1.3 million and $ 1.0 million, respectively. The Company’s short-term lease expense during the nine months ended March 31, 2022 and 2021, was $ 3.9 million and $ 3.1 million, respectively.

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
Right of use assets obtained in exchange for lease obligations:
Weighted average remaining lease term (years)	3.00	3.94
Weighted average discount rate (percent)	9.3	9.3

The maturities of the Company’s operating lease liabilities as of March 31, 2022, are presented below:

Maturities of operating lease liabilities
Year ended June 30,
2022 (excluding nine months to March 31, 2022)	$917
2023	1,832
2024	861
2025	260
2026	-
Thereafter	-
Total undiscounted operating lease liabilities	3,870
Less imputed interest	293
Total operating lease liabilities, included in	3,577
Operating lease liability - current	2,232
Operating lease liability - long-term	$1,345

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

Reallocation of certain activities among operating segments

During the second quarter of fiscal 2022, the Company reorganized its operating segments by combining financial services provided to consumers (primarily individuals) from the Financial services operating segment with processing activities provided for customers within the Consumer operating segment, and by allocating processing activities performed for merchants (primarily corporate and juristic customers) from the Processing operating segment to the Merchant operating segment. Sales of hardware and licenses to customers (primarily corporate entities) included in the Technology operating segment have been allocated to the Merchant operating segment. Lastly, processing activities performed outside of South Africa have been allocated from the Processing operating segment to the Other operating segment. Segment results for the three and nine months ended March 31, 2022, reflect these changes to the operating segments. Previously reported information has been restated.

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

17.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended March 31, 2022 and 2021, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Consumer	$16,429	$-	$16,429
Merchant	18,478	102	18,376
Other	397	-	397
Total for the three months ended March 31, 2022	$35,304	$102	$35,202

Consumer	$16,236	$-	$16,236
Merchant	12,171	-	12,171
Other	421	-	421
Total for the three months ended March 31, 2021	$28,828	$-	$28,828

The reconciliation of the reportable segment’s revenue to revenue from external customers for the nine months ended March 31, 2022 and 2021, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Consumer	$50,232	$-	$50,232
Merchant	49,652	284	49,368
Other	1,220	-	1,220
Total for the nine months ended March 31, 2022	$101,104	$284	$100,820

Consumer	$47,867	$-	$47,867
Merchant	45,623	76	45,547
Other	2,855	-	2,855
Total for the nine months ended March 31, 2021	$96,345	$76	$96,269

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

17.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segments measures of profit or loss to income before income taxes for the three and nine months ended March 31, 2022 and 2021, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Reportable segments measure of profit or loss	$(5,508)	$(10,652)	$(16,567)	$(25,209)
Operating loss: Corporate/Eliminations	(2,560)	(1,404)	(8,775)	(8,943)
Lease adjustments	(890)	(1,104)	(2,647)	(2,991)
Depreciation and amortization	(463)	(1,132)	(2,084)	(3,129)
Change in fair value of equity securities	-	10,814	-	25,942
Gain related to fair value adjustment to currency options	6,120	-	3,691	-
Gain on disposal of equity securities	720	-	720	-
Loss on disposal of equity-accounted investment - Bank Frick	-	(472)	-	(472)
Loss on disposal of equity-accounted investment	(346)	-	(346)	(13)
Interest income	761	606	1,463	1,934
Interest expense	(691)	(744)	(2,272)	(2,168)
Loss before income taxes	$(2,857)	$(4,088)	$(26,817)	$(15,049)

17.Operating segments (continued)

Operating segments (continued)

The following tables summarize supplemental segment information for the three and nine months ended March 31, 2022 and 2021:

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues
Consumer	$16,429	$16,236	$50,232	$47,867
Merchant	18,478	12,171	49,652	45,623
Other	397	421	1,220	2,855
Total	35,304	28,828	101,104	96,345

Segment Adjusted EBITDA
Consumer(1)	(6,866)	(7,610)	(20,871)	(19,395)
Merchant	1,271	273	3,951	4,471
Other	87	(3,315)	353	(10,285)
Total Segment Adjusted EBITDA	(5,508)	(10,652)	(16,567)	(25,209)
Corporate/Eliminations	(2,560)	(1,404)	(8,775)	(8,943)
Subtotal	(8,068)	(12,056)	(25,342)	(34,152)
Less: Lease adjustments	890	1,104	2,647	2,991
Less: Depreciation and amortization	463	1,132	2,084	3,129
Total operating loss	(9,421)	(14,292)	(30,073)	(40,272)

Depreciation and amortization
Consumer	226	798	1,377	2,275
Merchant	207	176	613	487
Other	13	66	43	106
Subtotal: Operating segments	446	1,040	2,033	2,868
Corporate/Eliminations	17	92	51	261
Total	463	1,132	2,084	3,129

Expenditures for long-lived assets
Consumer	713	99	1,523	3,343
Merchant	120	550	196	581
Other	1	-	2	23
Subtotal: Operating segments	834	649	1,721	3,947
Corporate/Eliminations	-	-	-	-
Total	$834	$649	$1,721	$3,947

(1) Consumer Segment Adjusted EBITDA for the three and nine months ended March 31, 2022, includes reorganization costs of $5.9 million (refer also Note 1).

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

The South African corporate income tax rate is expected to reduce from 28% to 27% from July 1, 2022. The change in the income tax rate has not been enacted as of March 31, 2022, and accordingly all deferred taxes assets and liabilities related to the Company’s South African operations are still recorded using the enacted corporate income tax rate of 28%.

For the three and nine months ended March 31, 2022, the Company’s effective tax rate was impacted by the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

For the nine months ended March 31, 2021, the Company’s effective tax rate was impacted by the tax effect of the change in fair value referred to above, tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by IPG and certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities, which was partially offset by the reversal of the deferred tax liability related to one of the Company’s equity-accounted investments following its impairment.

Uncertain tax positions

The Company had no significant uncertain tax positions during the three months ended March 31, 2022, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet. The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of March 31, 2022, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2017. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

19.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 155.1 million ($10.7 million, translated at exchange rates applicable as of March 31, 2022) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.82% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

19.Commitments and contingencies (continued)

Guarantees (continued)

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of March 31, 2022. The maximum potential amount that the Company could pay under these guarantees is ZAR 155.1 million ($10.7 million, translated at exchange rates applicable as of March 31, 2022). As discussed in Note 8, the Company has ceded and pledged certain bank accounts to Nedbank as security for these guarantees with an aggregate value of ZAR 155.1 million ($10.7 million translated at exchange rates applicable as of March 31, 2022). The guarantees have reduced the amount available under its indirect and derivative facilities in the Company’s short-term credit facility described in Note 8.

Contingencies

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

20. Subsequent events

2022 Acquisitions

April 2022 acquisition of Connect

On October 31, 2021, the Company entered into a Sale of Shares Agreement (the “Sale Agreement”) with the Sellers (as defined in the Sale Agreement), Cash Connect Management Solutions Proprietary Limited (“CCMS”), Ovobix (RF) Proprietary Limited (“Ovobix”), Luxiano 227 Proprietary Limited (“Luxiano”) and K2021477132 (South Africa) Proprietary Limited (“K2021” and together with CCMS, Ovobix and Luxiano, “Connect”). Pursuant to the Sale Agreement, and subject to its terms and conditions, the Company’s wholly-owned subsidiary, Net1 SA, agreed to acquire, and the Sellers agreed to sell, all of the outstanding equity interests and certain claims in Connect. The transaction closed on April 14, 2022. The Company has commenced the purchase price allocation related to this transaction however the process had not been completed as of the date of filing this Quarterly Report on Form 10-Q on May 10, 2022. The Company expects to include its preliminary allocation of the purchase consideration related to this acquisition in its audited financial statements to be included in its Annual Report on Form 10-K for the year ended June 30, 2022.

The total purchase consideration was ZAR 3.8 billion ($262.0 million), comprising ZAR 3.5 billion ($238.2 million) in cash and ZAR 0.4 billion ($23.9 million) in 3,185,079 shares of the Company’s common stock. The 3,185,079 shares of common stock will be issued in three tranches on each of the first, second and third anniversaries of the closing and was calculated as ZAR 350.0 million divided by the sum of $7.50 multiplied by the closing date exchange rate (as defined in the Sale Agreement) of $1:ZAR 14.65165.

The closing of the transaction was subject to customary closing conditions, including (i) approval from the competition authorities of South Africa, Namibia and Botswana, (ii) exchange control approval from the financial surveillance department of the South African Reserve Bank, and (iii) obtaining certain third-party consents. In addition, the closing of the transaction was subject to entry into definitive financing agreements by each of Net1 SA and CCMS for an aggregate of ZAR 2.35 billion in debt financing provided by Rand Merchant Bank and satisfying the conditions precedent for funding thereunder, of which ZAR 1.1 billion relates to the financing agreements described below and ZAR 1.25 billion related to finance agreements signed between CCMS and RMB. Of the ZAR1.25 billion related to CCMS, ZAR 250 million related to new debt as part of the funding of the acquisition. The definitive loan agreements became effective upon closing the transaction.

The South African competition authorities approved the transaction subject to certain public interest conditions relating to employment, increasing the spread of ownership by historically disadvantaged people (“HDPs”) and workers, and investing in supplier and enterprise development. Further to increasing the spread of ownership by HDPs, Net1 is required to establish an employee share ownership scheme (“ESOP”) within 24 months of the implementation of the Connect acquisition, that complies with certain design principles for the benefit of the workers of the merged entity to receive a shareholding in Net1 equal in value to at least 3% of the issued shares in Net1 at the date of the Connect acquisition. If within 24 months of the implementation date of the transaction, Net1generates a positive net profit for three consecutive quarters, the ESOP shall increase to 5% of the issued shares in Net1 at the date of the Connect acquisition. The final structure of the ESOP is contingent on Net1 shareholder approval and relevant regulatory and governance approvals. The ESOP had not been established as of May 10, 2022.

The Company believes that the acquisition significantly advances its vision to transform into the leading fintech platform for underserved consumers and merchants in South Africa. The combination is strategically important because it combines complementary product offerings to drive stronger unit economics, facilitates expansion of the addressable market to informal MSMEs, Connect has an attractive financial profile with strong and profitable growth, merges highly skilled teams with complementary expertise and allows the combined group to better serve the underserved in South Africa through the provision of dignified financial services to people and businesses who are underserved by the financial system.

20. Subsequent events (continued)

New borrowings – South Africa

July 2017 Facilities, as amended, comprising long-term borrowings (Facility G and Facility H) and a short-term facility (Facility E)

Long-term facilities - Facility G and Facility H

The Company, through Net1 SA, entered into a Fourth Amendment and Restatement Agreement, which includes, among other agreements, an Amended and Restated Common Terms Agreement, a Senior Facility G Agreement and a Senior Facility H Agreement (collectively, the “Loan Documents”) with RMB and Main Street 1692 (RF) Proprietary Limited (“Debt Guarantor”), a South African company incorporated for the sole purpose of holding collateral for the benefit of the Lenders and acting as debt guarantor, and certain other parties. The Loan Documents were further amended through letter agreements, which form part of the Loan Documents, in March 2022 and the disclosure in this note includes the amended terms. Net1 agreed to guarantee the obligations of Net1 SA to the Lenders. The Loan Documents became effective upon closing the transaction and the Company drew down on the facilities on April 14, 2022.

The Loan Documents contain customary covenants that require Net1 SA to maintain a specified total asset cover ratio, maintain group cash balances (as defined in the Loan Documents) above ZAR 300.0 million, and restrict the ability of Net1, Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities. The group cash balances may go below ZAR 300 million to the extent equivalent credit support is provided by the VCP Investment Fund and/ or VCP Investment Portfolios (“VCP Investors”), and such support exceeds ZAR 350 million, but such reduction below ZAR 300 million is limited by a further ZAR 80 million to ZAR 220 million.

Pursuant to the Senior Facility G Agreement, Net1 SA may borrow up to an aggregate of ZAR 768.975 million (“Facility G”) for the sole purposes of funding the acquisition of the Target Companies and paying transaction costs. Facility G is required to be repaid on the date which is 18 months after the first utilization of Facility G. Interest on Facility G is payable quarterly in arrears based on the 3-month Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of (i) 3.00% per annum for the first nine months occurring after the effective date (as defined in the Loan Documents); and then (ii) from the date after the nine month period in (i), (x) 2.50% per annum if the Facility G balance outstanding is less than or equal to ZAR 250.0 million, or (y) 3.00% per annum if the Facility G balance is between ZAR 250.0 million to ZAR 450.0 million, or (z) 3.50% per annum if the Facility G balance is greater than ZAR 450.0 million. The interest rate shall increase by a further 2.00% per annum in the event of default (as defined in the Loan Documents). Net1 SA paid a non-refundable deal origination fee of ZAR 11.25 million to the Lenders related to Facility G on closing.

Pursuant to the Senior Facility H Agreement, Net1 SA may borrow up to an aggregate of ZAR 350.0 million (“Facility H”) for the sole purposes of funding the acquisition of the Target Companies and paying transaction costs. Facility H is required to be repaid on the date which is 18 months after the first utilization of Facility H. Interest on Facility H is payable quarterly in arrears based on JIBAR in effect from time to time plus a margin of 2.00% per annum which increases by a further 2.00% per annum in the event of default (as defined in the Loan Documents). Net1 SA paid a non-refundable deal origination fee of ZAR 5.25 million to the Lenders related to Facility H on closing.

Facility G and Facility H are secured by a pledge of certain of the Company’s bank accounts, and the cession of Net1’s shareholding in certain of its subsidiaries.

The Facility H Agreement provides the Lenders with a right to discuss the capitalization of the Net1 group with its management and Value Capital Partners Proprietary Limited (“VCP”) if Net1’s market capitalization on the NASDAQ Global Select Market (based on the closing price on the NASDAQ Global Select Market) on any day falls below the USD equivalent of ZAR 3.250 billion (or such other amount agreed by the parties). VCP is required to maintain an asset cover ratio above 5.00:1.00, calculated as the total VCP investment fund net asset value (as defined in the Facility H agreement) divided by the Facility H borrowings outstanding, measured as of March, June, September and December each year (as applicable) (each a “Measurement Date”). The Lenders require Net1 SA to deliver a compliance certificate procured from VCP as of each applicable Measurement Date, which shows the computation of the asset cover ratio.

20. Subsequent events (continued)

Connect’s borrowing

The Company, through CCMS, entered into a Facilities Agreement (the “CCMS Facilities Agreement”) with RMB in January 2022. The CCMS Facilities Agreement was further amended through letter agreements, which form part of the CCMS Facilities Agreement, in March and April 2022, respectively, and the disclosure in this note includes the amended terms. The CCMS Facilities Agreement became effective upon closing the transaction.

The CCMS Facilities Agreement provides for total facilities of ZAR 1.3 billion comprising a Facility A term loan of ZAR 700 million (“Facility A Loan”), a Facility B term loan of ZAR 350 million (“Facility B Loan”), and a general banking facility of ZAR 205.0 million. The amount available under the general banking facility will reduce to ZAR 125.0 million on March 23, 2023. CCMS paid a non-refundable structuring fee of approximately ZAR 4.8 million in April 2022. Interest on the loans is payable quarterly based on JIBAR plus a margin in effect from time to time.

On April 14, 2022, the CCMS utilized the entire amount of Facility A and Facility B and approximately ZAR 211.0 million of the general banking facility to repay its existing borrowings and to settle obligations under the Sales Agreement. Principal repayments related to the Facility A Loan and the Facility B Loan are due at the end of each of the Company’s fiscal quarters. The table below presents payments due within the twelve months ended March 31, for each of the periods specified:

	Facility A Loan		Facility B Loan
	ZAR '000		ZAR '000
Total facility	ZAR	700,000	ZAR	350,000
Repayments due within the twelve months ended:
March 31, 2023		-		(56,250)
March 31, 2024		-		(75,000)
March 31, 2025		-		(93,750)
March 31, 2026		-		(118,750)
March 31, 2027		(137,500)		(6,250)
March 31, 2028	ZAR	(562,500)	ZAR	-

Borrowings under the CCMS Facilities Agreement are secured by a pledge by CCMS of, among other things, all of its equity shares, its entire equity interests in equity securities it owns and any claims outstanding. The CCMS Facilities Agreement contains customary covenants that require CCMS to maintain a specified debt service and interest cover and leverage ratio.

Interest on the Facility A Loan and the Facility B Loan is payable quarterly in arrears based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time for the interest period (as defined in the CCMS Facilities Agreement) plus a margin of (i) 4.00% per annum while the leverage ratio is greater than or equal to 3.50 times; (ii) 3.75% per annum while the leverage ratio is between 2.50 times and 3.50 times, or (iii) 3.40% per annum while the leverage ratio is less than or equal to 2.50 times.

VCP Securities Purchase Agreement

On March 22, 2022, Net1 and Net1 SA entered into a Securities Purchase Agreement (the “VCP Agreement”) with Value Capital Partners Proprietary Limited (“VCP”) whereby VCP will procure that one or more funds under its management (the “Purchasing Funds”) will subscribe for, and Net1 will have the obligation to issue and sell to the Purchasing Funds, ZAR 350.0 million of common stock of Net1 if (i) an event of default occurs under Facility G or Facility H, (ii) Net1 SA fails to pay all outstanding amounts in respect of Facility H on the maturity date of such facility, or (iii) the market capitalization of Net1 on the Nasdaq Global Select Market (based on the closing price on such exchange) falls and remains below the U.S. dollar equivalent of ZAR 2.6 billion on more than one day. The VCP Agreement contains customary representations and warranties from Net1 and VCP and covenants from Net1 and Net1 SA. In connection with the VCP Agreement, Net1 SA agreed to pay VCP a commitment fee in an amount equal to ZAR 5.25 million.

Additionally, Net1, Net1 SA and VCP entered into a Step-In Rights Letter on March 22, 2022 with RMB, which provides RMB with step in rights to perform the obligations or enforce the rights of Net1 and Net1 SA under the VCP Agreement to the extent that Net1 and Net1 SA fail to do so and do not remedy such failure within two business days of notice of such failure.

Grant of shares of restricted stock to Connect employees

On April 14, 2022, the Company granted 1,250,486 shares of restricted stock to employees of Connect pursuant to the Sale Agreement. The award includes an equalization mechanism to maintain a return of $7.50 per share of restricted stock upon vesting through the issue of restricted stock units. The conversion of restricted stock units to shares cannot exceed 50% under the terms of the award. The Company has not finalized the accounting for the grant of these equity awards and expects to conclude this matter together with its purchase accounting process referenced above.

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

Recent Developments

Adopting a new brand and identity

As we embarked on creating a world class financial technology platform and repositioning ourselves for growth, it became evident we required a new identity that would resonate with our customers and employees. It was important for our new identity to authentically express our commitment to the local communities we serve and our ambition to drive financial inclusion by giving ordinary people and small businesses access to essential financial services.

For thousands of years livestock have been seen as a symbol of security, community and wealth and protecting one’s livestock was central to preserving the dignity and pride of a community. To ensure the best possible protection, an enclosure commonly known as a “kraal” in South Africa, was built in the center of the community. A kraal is seen as the social and economic heart of a village and only the most reliable people are entrusted with its care and protection. The word Lesaka means Kraal in Setswana and Sesotho, two of South Africa’s official languages, and it was agreed by our shareholders that the existing company name Net1, should change to Lesaka, which aptly represents our new group and its vision.

As Lesaka, we are on a mission to build and protect the financial wellbeing of our communities and our intention is to protect the vulnerable and underserved, by providing widespread access to essential financial services.

Update on our strategic focus areas

In the prior quarter we communicated the following four key pillars, that remain critical to the successful transformation of our company, to becoming a leading South African full-service fintech platform:

• Growing the existing merchant business;

• Returning the consumer business to breakeven;

• Transforming our organization into a world class fintech platform; and

• Strengthening our relationships with key stakeholders.

Focused effort throughout the third quarter to deliver on each of these pillars delivered positive momentum, repositioning the business to capture the long-term growth opportunities across both our merchant and consumer businesses.

Growing the existing Merchant business

On April 14, 2022, we announced the closing of the Connect Group acquisition for a consideration of ZAR 3.8 billion ($264.0 million). This transformational acquisition positions the Group as a leading fintech company, offering a broad range of financial services and products to consumers (“B2C”) and merchants (“B2B”) across both the formal and informal sectors.

There are approximately 1.4 million informal and approximately 700,000 formal micro, small and medium enterprises (“MSME”) in South Africa. With market leading affordable products and technologies, the Connect Group is well positioned to continue its growth in the MSME sector. The Connect Group’s MSME offering, combined with our EasyPay platform targeting the larger merchants, and our point-of-sale business, provides a suite of products and services to address the needs of the entire spectrum of merchants in South Africa.

Mr. Steve Heilbron, CEO of the Connect Group, joined our board on April 14, 2022, and will be responsible for heading up our Merchant business. Integrating the Connect Group will be a focus area for us for the remainder of the fiscal year, to ensure we capitalize on the growth opportunity delivered by this acquisition.

Refer to Note 20 to our unaudited condensed consolidated financial statements for additional information related to the acquisition.

Returning the Consumer business to breakeven

We have made significant progress in returning the Consumer segment to break-even and are encouraged with the Segment Adjusted EBITDA loss of $6.9 million (which includes reorganization costs of $5.9 million), or $1.0 million after adjusting for the $5.9 million of reorganization costs related to Project Spring. However, transforming the business and culture, from one which was focused on the logistics of efficiently distributing grant to over ten million grant recipients each month, to a sales focused organization remains a challenge we are focused on. We have commenced the work on training and building our sales force, but this will take time. We continue to work towards achieving a monthly Segment Adjusted EBITDA break-even position for our consumer business by the end of the fourth quarter, however certain elements may take longer than originally anticipated.

The Consumer segment continues to show considerable improvement in performance from a year ago and positive momentum was achieved during the third quarter of fiscal 2022, through focusing on the three levers previously communicated:

• Increasing active EPE account numbers, through driving customer acquisition;

• Improving ARPU, underpinned by increased cross selling; and

• Optimizing the cost structure, in line with a focus on customer centricity.

Progress on driving customer acquisition

We grew our total customer base by approximately 38,300 net active customers of which around 9,700 were EPE lite customers and around 28,600 were EPE customers, ending the quarter with just over 1.1 million active customers. This active account growth is slower than what we had anticipated. We did, however, register 136,000 gross account openings during the quarter, and have initiated a workstream focusing on improving account activation and utilization. This included the introduction of a dedicated call center focused on assisting customers with activating their accounts and proactively resolving any issues they may be facing during the activation process. Additionally, our salesforce is now incentivized on account activations and not account openings.

Utilizing improved data analytics and ongoing market research, we continue to gain better insights into our customers and their needs, allowing us to develop effective marketing campaigns and incentives to drive customer growth. A promotional campaign was launched late March 2022, which had a positive impact on new account openings and activations, and we expect this momentum to continue into the fourth quarter of fiscal 2022.

Progress on cross selling

ARPU remains broadly in line with our targeted ARPU range. We had approximately 415,000 active loans at the end of the quarter, representing a 38% penetration of our active EPE customer base, with a total loan book of ZAR 359 million ($24.7 million) as of March 31, 2022, up 6% in ZAR compared with March 2021. Despite the average loan size growing to R1,417, up 10% year on year, the portfolio loss ratio, calculated as the loans written off during the period as a percentage of the total loan book, remains encouragingly low at around 1.0% for the quarter, as a result of our ongoing application of prudent credit scoring and a culture of responsible lending.

Our funeral insurance product provides an important growth opportunity for our cross-selling strategy, with penetration levels averaging 18% of the active account base. Over 5,500 new standalone policies were initiated during the quarter, growing the total number of active policies to approximately 247,300, up 3.8% compared with March 2021.

A delivery of fifty-two ATMs were received during the quarter. These ATMs will provide additional cross-selling opportunities as the year progresses, as they are enabled to include the added functionality of selling value added services, loans and insurance. Their “through the wall” installations allow them to be deployed in locations which are accessible to customers 24/7.

Progress on cost optimization

In order to optimize the overall cost base and to move the business towards a sales-focused and client solution driven financial services organization, we launched Project Spring during the 2022 financial year. Project Spring focused on the restructuring of our financial services business and the rationalization of the distribution network. Pursuant to Project Spring, a detailed review of the distribution network was performed, to identify underperforming branches and optimize our points of presence, while a significant exercise is underway to ensure our ATM footprint meets the needs of our customer base. We also embarked on a retrenchment process pursuant to Section 189A of the South African Labour Relations Act (“Labour Act”). The Section 189A process requires an employer, before retrenching, to consult with any person affected by the retrenchment process for 60 days. We commenced this process on January 10, 2022, and completed the process during March 2022, recording a total charge during the third quarter of fiscal 2022 of $5.9 million. Please refer to Note 1 to our unaudited condensed consolidated financial statements for additional information.

The Section 189A process, which is now complete, was a difficult and uncertain time for many employees.

Significant progress has been made on optimizing the cash distribution and ATM network. Our large fleet of mobile ATMs and the associated distribution and security costs have been eliminated. Following a review of the ATM placements, over 50% of our ATM network are now positioned in retailers, providing greater footfall and longer operating hours compared to our branches.

We estimate that the aggregate annualized cost saving for Project Spring is over ZAR 300.0 million.

Transforming our organization into a world class fintech platform

Building a world class fintech platform requires highly talented people, an environment where they can outperform and a clear vision and strategy, where everyone is aligned and understands their role in achieving that vision.

On March 1, 2022, Mr. Naeem Kola joined our board and became our Group CFO. On the same date, Mr. Alex Smith stepped down as CFO, resigned from our board and took up his new role as Chief Accounting Officer. During this quarter, we also successfully recruited a head of Legal and Company Secretarial, Verna Douman. Verna is a qualified seasoned attorney, with over 25 years experience in corporate, banking and finance sectors.

The majority of the new senior leadership team has been finalized and have all now commenced their employment contracts. The leadership team has deep and relevant experience to deliver on the mission of the Company, with the necessary governance structures in place.

Further to the South African Competition Tribunal’s approval of the Connect Group acquisition, their approval was subject to the company implementing an employee share transaction (“ESOP”) of at least 3% of the issued shares of the company, to increase the spread of ownership by historically disadvantaged people and workers. If within 24 months of the implementation date of the Connect Group transaction, the company generates a positive net profit for 3 consecutive quarters, the ESOP shall increase to 5% of the issued shares. The final structure of the ESOP is contingent on shareholder approval and relevant regulatory and governance approvals.

Improving stakeholder engagements

We continue to build our relationship with SASSA, through proactive engagement at a local, provincial and national level, to gain a better understanding of their needs and how we can help and improve the delivery of social grants to over 12 million grant recipients. Good progress has been made in this regard during the quarter.

Investments

There has been no change to the carrying value of our investment in MobiKwik during this quarter. MobiKwik filed its draft red herring prospectus in July 2021, with the original intention of completing its initial public offering in November 2021. MobiKwik decided to delay its initial public offering given prevailing market conditions and will reassess their options as market conditions change. MobiKwik has been focusing on its buy now pay later (BNPL) offering and has seen significant growth in that area in the last year.

On March 15, 2022, Blue Label Telecoms Limited, the largest shareholder in Cell C, announced that it has concluded a non-binding term sheet (“Umbrella Restructure Term Sheet”) with Cell C and various Cell C financial stakeholders. In terms of the Umbrella Restructure Term Sheet, Cell C will be restructured and refinanced with the purpose of deleveraging its balance sheet, providing it with liquidity with which to operate and grow its businesses and to position itself to achieve long term success for the benefit of its customers, employees, creditors, shareholders, and other stakeholders. The long form agreements, which will be binding, are currently in process of preparation and will incorporate the terms and conditions contained in the Umbrella Restructure Term Sheet. Our investment in Cell C is held at a carrying value of $0 (zero) as of March 31, 2022.

Impact of COVID-19

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

Recent accounting pronouncements not yet adopted as of March 31, 2022

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2022, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2022	2021	2022	2021	2021
ZAR : $ average exchange rate	15.2360	14.9650	15.0965	15.8390	15.4146
Highest ZAR : $ rate during period	15.9536	15.4724	16.2968	17.6866	17.6866
Lowest ZAR : $ rate during period	14.4916	14.4689	14.1630	14.4689	13.4327
Rate at end of period	14.5526	14.8278	14.5526	14.8278	14.3010

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2022 and 2021, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Nine months ended		Year ended
Table 2	March 31,		March 31,		June 30,
	2022	2021	2022	2021	2021
Income and expense items: $1 = ZAR	15.6119	14.9575	14.9875	16.1174	15.7162
Balance sheet items: $1 = ZAR	14.5526	14.8278	14.5526	14.8278	14.3010

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

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 17 to those statements. Our CODM evaluates segment performance based on segment earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”). We do not allocate depreciation and amortization, impairment of goodwill or other intangible assets, certain lease charges (“Lease adjustments”), non-recurring items (including gains or losses on disposal of investments, fair value adjustments to equity securities, fair value adjustments to currency options), interest income, interest expense, income tax expense or loss from equity-accounted investments to our reportable segments. The Lease adjustments reflect lease charges excluded from the calculation of Segment Adjusted EBITDA and are therefore reported as a reconciling item to reconcile the reportable segments’ Segment Adjusted EBITDA to the Company’s loss before income tax expense. A reconciliation of this Segment Adjusted EBITDA to the nearest GAAP measure (net income (loss) before income tax) is included in Note 17 to our unaudited condensed consolidated financial statements. Unless otherwise stated, reference to EBITDA in the discussion below relates to Segment Adjusted EBITDA.

We analyze our business and operations in terms of three inter-related but independent operating segments: (1) Consumer, (2) Merchant and (3) Other. In addition, corporate and corporate office activities that are impracticable to allocate directly to any of the other operating segments, as well as any inter-segment eliminations, are included in Corporate/Eliminations.

Third quarter of fiscal 2022 compared to third quarter of fiscal 2021

The following factors had a significant impact on our results of operations during the third quarter of fiscal 2022 as compared with the same period in the prior year:

• Higher revenue: Our revenues increased 27% in ZAR primarily due to an increase in hardware sales, an increase in merchant transaction processing fees, and moderate increases in lending and insurance revenues, which was partially offset by lower prepaid airtime sales;

• Lower operating losses: Operating losses decreased, delivering an improvement of 31% in ZAR compared with the prior period primarily due to an increase in revenue, the closure of the loss-making IPG operations and the implementation of various cost reduction initiatives in our Consumer business. During the quarter, we recorded a reorganization charge of $5.9 million related to the retrenchment process we commenced in January 2022; and

• Foreign exchange movements: The U.S. dollar was 4% stronger against the ZAR during the third quarter of fiscal 2022, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In United States Dollars
	Three months ended March 31,
	2022	2021
	$ ’000	$ ’000	change
Revenue	35,202	28,828	22%
Cost of goods sold, IT processing, servicing and support	23,008	23,096	(0%)
Selling, general and administration	15,184	18,892	(20%)
Depreciation and amortization	463	1,132	(59%)
Reorganization costs	5,852	-	nm
Transaction costs related to Connect Group acquisition	116	-	nm
Operating loss	(9,421)	(14,292)	(34%)
Change in fair value of equity securities	-	10,814	nm
Gain related to fair value adjustment to currency options	6,120	-	nm
Loss on disposal of equity-accounted investment	346	-	nm
Gain on disposal of equity securities	720	-	nm
Loss on disposal of equity-accounted investment - Bank Frick	-	472	nm
Interest income	761	606	26%
Interest expense	691	744	(7%)
Loss before income tax expense	(2,857)	(4,088)	(30%)
Income tax expense	470	2,171	(78%)
Net loss before earnings from equity-accounted investments	(3,327)	(6,259)	(47%)
Earnings from equity-accounted investments	-	55	nm
Net loss attributable to us	(3,327)	(6,204)	(46%)

Table 4	In South African Rand
	Three months ended March 31,
	2022	2021
	ZAR ’000	ZAR ’000	change
Revenue	549,571	431,195	27%
Cost of goods sold, IT processing, servicing and support	359,199	345,458	4%
Selling, general and administration	237,051	282,577	(16%)
Depreciation and amortization	7,228	16,932	(57%)
Reorganization costs	91,361	-	nm
Transaction costs related to Connect Group acquisition	1,811	-	nm
Operating loss	(147,079)	(213,772)	(31%)
Change in fair value of equity securities	-	161,750	nm
Gain related to fair value adjustment to currency options	95,545	-	nm
Loss on disposal of equity-accounted investment	5,402	-	nm
Gain on disposal of equity securities	11,241	-	nm
Loss on disposal of equity-accounted investment - Bank Frick	-	7,060	nm
Interest income	11,881	9,064	31%
Interest expense	10,788	11,128	(3%)
Loss before income tax expense	(44,602)	(61,146)	(27%)
Income tax expense	7,338	32,473	(77%)
Net loss before earnings from equity-accounted investments	(51,940)	(93,619)	(45%)
Earnings from equity-accounted investments	-	823	nm
Net loss attributable to us	(51,940)	(92,796)	(44%)

The increase in revenue was primarily due to an increase in hardware sales, an increase in merchant transaction processing fees, and moderate increases in lending and insurance revenues, which was partially offset by lower prepaid airtime sales.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher costs related to hardware sales and higher expenses related to an increase in merchant transaction processing activities, which was partially offset by the implementation of various cost reduction initiatives in our Consumer business, as well as a lower cost of prepaid airtime.

In ZAR, the decrease in selling, general and administration expense was due to both lower IPG-related expenses incurred following its closure and some benefits from our cost reduction initiatives, which were partially offset by higher employee-related expenses related to the growth in our senior management team, and the year-over-year impact of inflationary increases on employee-related expenses.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during the last 12 months.

We embarked on a retrenchment process on January 10, 2022, and incurred reorganization expenses of $5.9 million during the third quarter of fiscal 2022.

Transaction costs related to the Connect Group acquisition include fees paid to external service providers for various advisory services procured.

Our operating loss margin for the third quarter of fiscal 2022 and 2021 was (22.9%) and (41.8%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during the third quarter of fiscal 2021, represents a non-cash fair value adjustment gain related to MobiKwik. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 5 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

Gain related to fair value adjustment to currency options represents the net mark-to-market adjustments to foreign exchange option contracts entered into in November 2021 in order to manage the risk of currency volatility and to fix the USD amount to be utilized for part of the Connect Group purchase consideration settlement. The foreign exchange option contract matured on February 24, 2022. Refer to Note 4 to our unaudited condensed consolidated financial statements for additional information related to these currency options.

We recorded a gain of $0.7 million related to the disposal of our entire interest in an equity security during the third quarter of fiscal 2022. Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information regarding this gain.

We recorded a loss of $0.3 million related to the disposal of a minor portion of our investment in Finbond during the third quarter of fiscal 2022. Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information regarding this disposal.

We recorded a loss of $0.5 million related to the disposal of Bank Frick during the third quarter of fiscal 2021.

Interest on surplus cash increased to $0.8 million (ZAR 11.9 million) from $0.6 million (ZAR 9.1 million), primarily due to higher average ZAR denominated cash balances and higher interest rates during the third quarter of fiscal 2022. The higher ZAR denominated cash balances arose as we converted dollar funds into ZAR in anticipation of the Connect Group acquisition closing.

Interest expense decreased to $0.7 million (ZAR 10.8 million) from $0.7 million (ZAR 11.1 million), primarily as a result of a lower utilization of our ATM facilities to fund our ATMs, which decrease was partially offset by higher rates during the third quarter of fiscal 2022.

Fiscal 2022 tax expense was $0.5 million (ZAR 7.3 million) compared to $2.2 million (ZAR 32.5 million) in fiscal 2021. Our effective tax rate for fiscal 2022 was impacted by the tax expense recorded by our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

Bank Frick was sold in the third quarter of fiscal 2021 and was accounted for using the equity method up until disposal. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended March 31,
	2022	2021	$ %
	$ ’000	$ ’000	change
Bank Frick	-	177	nm
Share of net income	-	177	nm
Other	-	(122)	nm
Share of net loss	-	(122)	nm
Total loss from equity-accounted investments	-	55	nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 6	In United States Dollars
	Three months ended March 31,
	2022	% of	2021	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Consumer	16,429	47%	16,236	56%	1%
Merchant	18,478	52%	12,171	42%	52%
Other	397	1%	421	1%	(6%)
Subtotal: Operating segments	35,304	100%	28,828	99%	22%
Corporate/Eliminations	(102)	-	-	1%	nm
Total consolidated revenue	35,202	100%	28,828	100%	22%
Segment Adjusted EBITDA:
Consumer	(6,866)	85%	(7,610)	63%	(10%)
Merchant	1,271	(16%)	273	(2%)	366%
Other	87	(1%)	(3,315)	27%	nm
Total Segment Adjusted EBITDA	(5,508)	68%	(10,652)	88%	(48%)
Corporate/eliminations	(2,560)	32%	(1,404)	12%	82%
Subtotal	(8,068)	100%	(12,056)	100%	(33%)
Less: Lease adjustments	890		1,104
Less: Depreciation and amortization	463		1,132
Total consolidated operating loss	(9,421)		(14,292)

Table 7	In South African Rand
	Three months ended March 31,
	2022	% of	2021	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Consumer	256,488	47%	242,850	56%	6%
Merchant	288,477	52%	182,048	42%	58%
Other	6,198	1%	6,297	1%	(2%)
Subtotal: Operating segments	551,163	100%	431,195	99%	28%
Corporate/Eliminations	(1,592)	-	-	1%	nm
Total consolidated revenue	549,571	100%	431,195	100%	27%
Segment Adjusted EBITDA:
Consumer	(107,191)	85%	(113,827)	63%	(6%)
Merchant	19,843	(16%)	4,083	(2%)	386%
Other	1,358	(1%)	(49,584)	27%	nm
Total Segment Adjusted EBITDA	(85,990)	68%	(159,328)	88%	(46%)
Corporate/eliminations	(39,966)	32%	(21,000)	12%	90%
Subtotal	(125,956)	100%	(180,328)	100%	(30%)
Less: Lease adjustments	13,895		16,513
Less: Depreciation and amortization	7,228		16,932
Total consolidated operating loss	(147,079)		(213,773)

Consumer

Segment revenue increased primarily due to higher lending and insurance revenues and moderately higher account holder fees. We embarked on a retrenchment process during the third quarter of fiscal 2022 and recorded an expense of $5.9 million which is included in the Segment EBITDA loss, refer to Note 1 to our unaudited condensed consolidated financial statements for additional information regarding this process. Segment EBITDA loss has decreased primarily due to the implementation of various cost reduction initiatives.

Our EBITDA loss margin (calculated as EBITDA loss divided by revenue) for the third quarter of fiscal 2022 and 2021 was (41.8%) and (46.9%), respectively.

The table below presents EBITDA for our Consumer operating segment and illustrates EBITDA for the third quarter of fiscal 2022 including and excluding the reorganization costs:

Table 8	In South African Rand
	Three months ended March 31,
	2022	2021	% change
Operating Segment	ZAR ’000	ZAR ’000
EBITDA:
Consumer	(107,191)	(113,827)	(6%)
Reorganization costs	91,361	-	nm
Consumer excluding reorganization costs	(15,830)	(113,827)	(86%)
EBITDA margin:
Consumer	(42%)	(47%)
Consumer excluding reorganization costs	(6%)	(47%)

Merchant

Segment revenue increased due to an increase in hardware sales and processing fees, which was partially offset by fewer prepaid airtime sales. The increase in segment EBITDA is primarily due to the increase in hardware sales.

Our EBITDA margin for the third quarter of fiscal 2022 and 2021 was 6.9% and 2.2%, respectively.

Other

Other includes the activities of IPG in fiscal 2021 and our other business outside South Africa, principally Botswana.

Segment revenue decreased due to lower revenue following the closure of IPG in fiscal 2021. We recorded an EBITDA contribution during the third quarter of fiscal 2022 following the closure of our loss-making activities performed through IPG.

Our EBITDA (loss) margin for the Other segment was 21.9% and (787.4%) during the third quarter of fiscal 2022 and 2021, respectively.

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

Our corporate expenses for fiscal 2022 increased compared with the prior period due to higher employee costs, an increase in director and officer’s insurance premiums, and higher stock-based compensation charges. Fiscal 2021 includes an unrealized foreign exchange gain of $0.6 million which also impacts comparability. Our corporate expenses for fiscal 2022 includes transaction related expenses of $0.1 million (ZAR 1.8 million) related to the Connect Group acquisition. We expect to incur additional expenses related to the Connect Group transaction in the fourth quarter of fiscal 2022.

Year to date fiscal 2022 compared to year to date fiscal 2021

The following factors had a significant impact on our results of operations during the year to date fiscal 2022 as compared with the same period in the prior year:

• Lower revenue: Our revenues decreased 3% in ZAR, primarily due to lower prepaid airtime sales, which was partially offset by increase in hardware sales, an increase in merchant transaction processing fees, and moderate increases in lending and insurance revenues;

• Lower operating losses: Operating losses decreased, delivering an improvement of 31% in ZAR compared with the prior period primarily due to the closure of the loss-making IPG operations and the implementation of various cost reduction initiatives in our Consumer business. During the year to date fiscal 2022, we recorded a reorganization charge of $5.9 million related to the retrenchment process we commenced in January 2022;

• Significant transaction costs: We expensed $1.8 million of transaction costs related to the Connect Group acquisition; and

• Foreign exchange movements: The U.S. dollar was 4% weaker against the ZAR during the year to date fiscal 2022, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 9	In United States Dollars
	Nine months ended March 31,
	2022	2021
	$ ’000	$ ’000	change
Revenue	100,820	96,269	5%
Cost of goods sold, IT processing, servicing and support	67,795	73,895	(8%)
Selling, general and administration	53,372	59,517	(10%)
Depreciation and amortization	2,084	3,129	(33%)
Reorganization costs	5,852	-	nm
Transaction costs related to Connect Group acquisition	1,790	-	nm
Operating loss	(30,073)	(40,272)	(25%)
Change in fair value of equity securities	-	25,942	nm
Gain related to fair value adjustment to currency options	3,691	-	nm
Loss on disposal of equity-accounted investment	346	13	2,562%
Gain on disposal of equity securities	720	-	nm
Loss on disposal of equity-accounted investment - Bank Frick	-	472	nm
Interest income	1,463	1,934	(24%)
Interest expense	2,272	2,168	5%
Loss before income tax expense	(26,817)	(15,049)	78%
Income tax expense	754	4,549	(83%)
Net loss before loss from equity-accounted investments	(27,571)	(19,598)	41%
Loss from equity-accounted investments	(1,156)	(20,098)	(94%)
Net loss attributable to us	(28,727)	(39,696)	(28%)

Table 10	In South African Rand
	Nine months ended March 31,
	2022	2021
	ZAR ’000	ZAR ’000	change
Revenue	1,511,040	1,551,606	(3%)
Cost of goods sold, IT processing, servicing and support	1,016,078	1,190,996	(15%)
Selling, general and administration	799,912	959,260	(17%)
Depreciation and amortization	31,233	50,431	(38%)
Reorganization costs	87,706	-	nm
Transaction costs related to Connect Group acquisition	26,828	-	nm
Operating loss	(450,717)	(649,081)	(31%)
Change in fair value of equity securities	-	418,118	nm
Gain related to fair value adjustment to currency options	55,319	-	nm
Loss on disposal of equity-accounted investment	5,186	210	2,370%
Gain on disposal of equity securities	10,791	-	nm
Loss on disposal of equity-accounted investment - Bank Frick	-	7,607	nm
Interest income	21,927	31,171	(30%)
Interest expense	34,052	34,943	(3%)
Loss before income tax expense	(401,918)	(242,552)	66%
Income tax expense	11,301	73,318	(85%)
Net loss before loss from equity-accounted investments	(413,219)	(315,870)	31%
Loss from equity-accounted investments	(17,326)	(323,928)	(95%)
Net loss attributable to us	(430,545)	(639,798)	(33%)

The decrease in revenue was primarily due to lower prepaid airtime sales, which was partially offset by increase in hardware sales, an increase in merchant transaction processing fees, and moderate increases in lending and insurance revenues.

The decrease in cost of goods sold, IT processing, servicing and support was primarily due to the implementation of various cost reduction initiatives in our Consumer business, lower cost of prepaid airtime sales, which was partially offset by an increase in the cost of hardware sales, higher costs related to transaction fees and an increase in insurance-related claims experience.

In ZAR, the decrease in selling, general and administration expenses was primarily due to lower IPG-related expenses incurred following its closure and some benefits from our cost reduction initiatives, which were partially offset by higher employee-related expenses related to the growth in our senior management team, and the year-over-year impact of inflationary increases on employee-related expenses.

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

Our operating loss margin for the year to date fiscal 2022 and 2021 was (25.1%) and (35.5%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during the year to date fiscal 2021, represents a non-cash fair value adjustment gain related to MobiKwik. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 5 to our unaudited condensed consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

Gain related to fair value adjustment to currency options represents the realized gain related to foreign exchange option contracts entered into in November 2021 in order to manage the risk of currency volatility and to fix the USD amount to be utilized for part of the Connect Group purchase consideration settlement. The foreign exchange option contract matured on February 24, 2022. Refer to Note 4 to our unaudited condensed consolidated financial statements for additional information related to these currency options.

We recorded a gain of $0.7 million related to the disposal of our entire interest in an equity security during the third quarter of fiscal 2022. Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information regarding this gain.

We recorded a loss of $0.3 million related to the disposal of a minor portion of our investment in Finbond during the third quarter of fiscal 2022. Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information regarding this disposal.

We recorded a loss of $0.5 million related to the disposal of Bank Frick during the year to date fiscal 2021.

Interest on surplus cash decreased to $1.5 million (ZAR 21.9 million) from $1.9 million (ZAR 31.2 million), primarily due to lower average daily cash balances.

Interest expense increased to $2.3 million (ZAR 34.1 million) from $2.2 million (ZAR 34.9 million), primarily as a result of a higher utilization of our ATM facilities to fund our ATMs.

Fiscal 2022 tax expense was $0.8 million (ZAR 11.3 million) compared to $4.5 million (ZAR 73.3 million) in fiscal 2022. Our effective tax rate for fiscal 2022 was impacted by the tax expense recorded by our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

Bank Frick was sold in the third quarter of fiscal 2021 and was accounted for using the equity method during the year to date fiscal 2021 up until it was disposed. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the (loss) earnings from our equity accounted investments:

Table 11	Nine months ended March 31,
	2022	2021	$ %
	$ ’000	$ ’000	change
Finbond	(1,156)	(20,267)	(94%)
Share of net loss	(1,156)	(2,617)	(56%)
Impairment	-	(17,650)	nm
Bank Frick	-	1,156	nm
Share of net income	-	1,156	nm
Other	-	(987)	nm
Share of net loss	-	(439)	nm
Impairment	-	(548)	nm
	(1,156)	(20,098)	(94%)

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 12	In United States Dollars
	Nine months ended March 31,
	2022	% of	2021	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Consumer	50,232	50%	47,867	50%	5%
Merchant	49,652	49%	45,623	47%	9%
Other	1,220	1%	2,855	3%	(57%)
Subtotal: Operating segments	101,104	100%	96,345	100%	5%
Corporate/Eliminations	(284)	-	(76)	-	274%
Total consolidated revenue	100,820	100%	96,269	100%	5%
Segment Adjusted EBITDA:
Consumer	(20,871)	82%	(19,395)	57%	8%
Merchant	3,951	(16%)	4,471	(13%)	(12%)
Other	353	(1%)	(10,285)	30%	nm
Total Segment Adjusted EBITDA	(16,567)	65%	(25,209)	74%	(34%)
Corporate/eliminations	(8,775)	35%	(8,943)	26%	(2%)
Subtotal	(25,342)	100%	(34,152)	100%	(26%)
Less: Lease adjustments	2,647		2,991
Less: Depreciation and amortization	2,084		3,129
Total consolidated operating loss	(30,073)		(40,272)

Table 13	In South African Rand
	Nine months ended March 31,
	2022	% of	2021	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Consumer	752,852	50%	771,492	50%	(2%)
Merchant	744,159	49%	735,324	47%	1%
Other	18,285	1%	46,015	3%	(60%)
Subtotal: Operating segments	1,515,296	100%	1,552,831	100%	(2%)
Corporate/Eliminations	(4,256)	-	(1,225)	-	247%
Total consolidated revenue	1,511,040	100%	1,551,606	100%	(3%)
Segment Adjusted EBITDA:
Consumer	(312,804)	82%	(312,597)	57%	0%
Merchant	59,216	(16%)	72,060	(13%)	(18%)
Other	5,291	(1%)	(165,768)	30%	nm
Total Segment Adjusted EBITDA	(248,297)	65%	(406,305)	74%	(39%)
Corporate/eliminations	(131,515)	35%	(144,138)	26%	(9%)
Subtotal	(379,812)	100%	(550,443)	100%	(31%)
Less: Lease adjustments	39,672		48,207
Less: Depreciation and amortization	31,233		50,431
Total consolidated operating loss	(450,717)		(649,081)

Consumer

The underlying decrease in revenue was primarily due to lower processing fees, partially offset by higher insurance and lending revenue and account holder fees. We embarked on a retrenchment process during the third quarter of fiscal 2022 and recorded an expense of $5.9 million which is included in the Segment EBITDA loss, refer to Note 1 to our unaudited condensed consolidated financial statements for additional information regarding this process. Segment EBITDA loss, excluding the reorganization charge, has decreased primarily due to the implementation of various cost reduction initiatives, which was partially offset by an increase in insurance-related claims experience and an increase in our allowance for doubtful finance loans receivable recorded.

Our EBITDA loss margin for the year to date fiscal 2022 and 2021 was (41.5%) and (40.5%), respectively.

Merchant

Segment revenue increased due to an increase in hardware sales and processing fees, which was partially offset by fewer prepaid airtime sales. The decrease in segment EBITDA is primarily due to higher costs related to transaction fees and higher employee-related expenses.

Our EBITDA margin for the year to date fiscal 2022 and 2021 was 8.0% and 9.8%, respectively.

Other

Segment revenue decreased due to lower revenue following the closure of IPG in fiscal 2021. We recorded an EBITDA contribution during the year to date fiscal 2022 following the closure of our loss-making activities performed through IPG.

Our EBITDA (loss) margin for the Other segment was 28.9% and (360.2%) during the year to date fiscal 2022 and 2021, respectively.

Corporate/Eliminations

Our corporate expenses for fiscal 2022 decreased compared with fiscal 2021 due to higher consulting fees incurred in fiscal 2021 and the inclusion of an allowance on doubtful loans receivable from equity-accounted investments of $0.7 million in fiscal 2021. Our corporate expenses for fiscal 2022 includes transaction related expenses of $1.8 million (ZAR 26.8 million) related to the Connect Group acquisition.

Presentation of quarterly revenue and Segment Adjusted EBITDA by segment for fiscal 2021 and 2020

During the third quarter of fiscal 2022, our chief operating decision maker changed our operating and internal reporting structures following the establishment of a new management team and our decision to focus primarily on the South African market. We have restated previously reported segment information. The tables below present quarterly revenue and EBITDA generated by our three reportable segments for fiscal 2021 and 2020, and reconciliations to consolidated revenue and operating (loss) income, as well as the U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:

Table 14	Fiscal 2021
	In United States Dollars
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	F2021
	$ '000	$ '000	$ '000	$ '000	$ '000
Consolidated revenue:
Consumer	15,372	16,259	16,236	18,282	66,149
Merchant	18,246	15,206	12,171	15,855	61,478
Other	1,556	878	421	463	3,318
Subtotal: Operating segments	35,174	32,343	28,828	34,600	130,945
Corporate/Eliminations	(38)	(38)	-	(83)	(159)
Total consolidated revenue	35,136	32,305	28,828	34,517	130,786

Segment Adjusted EBITDA:
Consumer	(6,571)	(5,214)	(7,610)	(6,908)	(26,303)
Merchant	2,971	1,227	273	257	4,728
Other	(2,631)	(4,339)	(3,315)	(89)	(10,374)
Total Segment Adjusted EBITDA	(6,231)	(8,326)	(10,652)	(6,740)	(31,949)
Corporate/eliminations	(2,796)	(4,743)	(1,404)	(4,485)	(13,428)
Subtotal	(9,027)	(13,069)	(12,056)	(11,225)	(45,377)
Less: Lease adjustments	825	1,062	1,104	1,157	4,148
Less: Depreciation and amortization	923	1,074	1,132	1,218	4,347
Total consolidated operating loss	(10,775)	(15,205)	(14,292)	(13,600)	(53,872)

Income and expense items: $1 = ZAR	16.7738	15.4653	14.9575	14.1687	15.7162

Table 15	Fiscal 2020
	In United States Dollars
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	F2020
	$ '000	$ '000	$ '000	$ '000	$ '000
Consolidated revenue:
Consumer	21,674	18,618	18,491	12,215	70,998
Merchant	23,564	19,502	14,677	10,916	68,659
Other	1,199	850	1,564	1,428	5,041
Subtotal: Operating segments	46,437	38,970	34,732	24,559	144,698
Corporate/Eliminations	(221)	(52)	(118)	(8)	(399)
Total consolidated revenue	46,216	38,918	34,614	24,551	144,299

Segment Adjusted EBITDA:
Consumer	(2,784)	(2,809)	(3,889)	(4,507)	(13,989)
Merchant	2,778	1,471	1,710	(783)	5,176
Other	(1,969)	(2,979)	(3,043)	(4,024)	(12,015)
Total Segment Adjusted EBITDA	(1,975)	(4,317)	(5,222)	(9,314)	(20,828)
Corporate/eliminations	(2,304)	(3,931)	(510)	(2,028)	(8,773)
Subtotal	(4,279)	(8,248)	(5,732)	(11,342)	(29,601)
Less: Lease adjustments	833	998	991	842	3,664
Less: Depreciation and amortization	1,324	1,174	1,153	996	4,647
Less: Impairments	-	-	6,336	-	6,336
Total consolidated operating loss	(6,436)	(10,420)	(14,212)	(13,180)	(44,248)

Income and expense items: $1 = ZAR	14.7520	14.6022	15.3667	17.2810	17.5686

Liquidity and Capital Resources

At March 31, 2022, our cash and cash equivalents were $183.7 million and comprised of U.S. dollar-denominated balances of $11.3 million, ZAR-denominated balances of ZAR 2.5 billion ($169.9 million), and other currency deposits, primarily Botswana pula, of $2.4 million, all amounts translated at exchange rates applicable as of March 31, 2022. The decrease in our unrestricted cash balances from June 30, 2021 was primarily due to utilization of cash reserves to fund our operations and payment of reorganization costs, which was partially offset by the receipt of $7.5 million related to the sale of Bank Frick in fiscal 2021 and a $3.7 million gain on the foreign currency options.

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

We closed the acquisition of Connect in April 2022 as described in Note 20 to our unaudited condensed consolidated financial statements. The total purchase consideration was ZAR 3.8 billion ($262.0 million), comprising ZAR 3.5 billion ($238.2 million) in cash and ZAR 0.4 billion ($23.9 million) in 3,185,079 shares of our common stock. The cash component was funded through ZAR 2.1 billion of our cash, the utilization of new Net1 banking facilities of ZAR 1.1 billion, and an increase in Connect’s debt of ZAR 0.3 billion in April 2022.

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of March 31, 2022:

Table 16	RMB		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft restricted as to use(1)	96,203	1,400,000	17,179	250,000
Total overdraft	96,203	1,400,000	17,179	250,000
Indirect and derivative facilities(2)	-	-	10,758	156,552
Total short-term facilities available	96,203	1,400,000	27,937	406,552

Utilized short-term facilities:
Overdraft restricted as to use(1)	45,678	664,728	-	-
Indirect and derivative facilities(2)	-	-	10,659	155,110

Interest rate, based on South African prime rate		7.75%
Interest rate, based on South African prime rate less 1.15%				6.60%

(1) Overdraft may only be used to fund ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by Nedbank to various third parties on our behalf.

Long-term borrowings

We obtained long-term borrowings of ZAR 1.1 billion to partially fund the acquisition of Connect. In contemplation of the Connect transaction, Connect obtained total facilities of ZAR 1.3 billion which were utilized to repay its existing borrowings and to settle obligations under the Sales Agreement. Our total long-term borrowings following the acquisition of Connect are ZAR 2.2 billion, comprising the ZAR 1.1 billion and ZAR 1.1 billion of Connect’s total facilities of ZAR 1.3 billion. Refer to Note 20 to our unaudited condensed consolidated financial statements for additional information related to these borrowings.

Restricted cash

We have credit facilities with RMB and Nedbank in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of March 31, 2022, includes restricted cash of approximately $45.7 million related to cash withdrawn from our various debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our unaudited condensed consolidated balance sheet.

We have also entered into cession and pledge agreements with Nedbank related to certain of our Nedbank credit facilities and we have ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated statement of cash flows as of March 31, 2022, includes restricted cash of approximately $10.7 million that has been ceded and pledged.

Cash flows from operating activities

Third quarter

Net cash used in operating activities during the third quarter of fiscal 2022 was $8.8 million (ZAR 137.0 million) compared to $8.3 million (ZAR 123.5 million) during the third quarter of fiscal 2021. Excluding the impact of income taxes, our cash used in operating activities during the third quarter of fiscal 2022 was impacted by the utilization of cash reserves to fund certain of our operations and payment of the reorganization costs, which was partially offset by the $3.7 million gain on the foreign currency options and profits realized by certain of our operations.

During the third quarter of fiscal 2022, we paid our first provisional South African tax payments of $0.1 million (ZAR 2.2 million) related to our 2022 tax year and received tax refunds of $0.0 million (ZAR 0.0 million). During the third quarter of fiscal 2021, we paid our first provisional South African tax payments of $0.2 million (ZAR 2.6 million) related to our 2021 tax year.

Taxes paid during the third quarter of fiscal 2022 and 2021 were as follows:

Table 17	Three months ended March 31,
	2022	2021	2022	2021
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	148	176	2,209	2,596
Tax refund received	(1)	-	(12)	-
Total South African taxes paid (received)	147	176	2,197	2,596
Foreign taxes paid	34	35	509	525
Total tax paid	181	211	2,706	3,121

Year to date

Net cash used in operating activities during the year to date fiscal 2022 was $30.5 million (ZAR 457.2 million) compared to $50.1 million (ZAR 807.7 million) during the year to date fiscal 2021. Excluding the impact of income taxes, our cash used in operating activities during the third quarter of fiscal 2022 was impacted by the utilization of cash reserves to fund certain of our operations and payment of the reorganization costs, which was partially offset by the $3.7 million gain on the foreign currency options and profits realized by certain of our operations.

During the year to date fiscal 2022, we paid our first provisional South African tax payments of $0.6 million (ZAR 9.1 million) related to our 2022 tax year and received tax refunds of $0.2 million (ZAR (3.2) million). During the year to date fiscal 2021, we paid our first provisional South African tax payments of $0.9 million (ZAR 12.7 million) related to our 2021 tax year. During the year to date fiscal 2021, we paid South African tax of $0.2 million (ZAR 3.4 million) related to our 2020 tax year. We also paid taxes totaling $15.3 million in other tax jurisdictions, primarily in the U.S.

Taxes paid during the year to date fiscal 2022 and 2021 were as follows:

Table 18	Nine months ended March 31,
	2022	2021	2022	2021
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	585	853	9,142	12,680
Taxation paid related to prior years	-	205	-	3,423
Tax refund received	(218)	(12)	(3,239)	(205)
Total South African taxes paid	367	1,046	5,903	15,898
Foreign taxes paid	104	15,336	1,574	256,366
Total tax paid	471	16,382	7,477	272,264

Cash flows from investing activities

Third quarter

Cash used in investing activities for the third quarter of fiscal 2022 included capital expenditures of $0.8 million (ZAR 13.0 million), primarily due to the acquisition of ATMs. During the third quarter of fiscal 2022, we received proceeds of $1.5 million from sale of property, plant and equipment, and $0.8 million and $0.7 million, respectively, related to the sale of minor positions in Finbond and from the disposal of our entire interest in Revix.

Cash used in investing activities for the third quarter of fiscal 2021 included capital expenditures of $0.6 million (ZAR 9.7 million), primarily due to the acquisition of computer equipment. During the third quarter of fiscal 2021 we disposed of our investment in Bank Frick and received $18.6 million of the $30.0 million sales proceeds.

Year to date

Cash used in investing activities for the year to date fiscal 2022 included capital expenditures of $1.7 million (ZAR 25.8 million), primarily due to the roll out of our new express branches, acquisitions of ATMs and the acquisition of computer equipment. During the year to date fiscal 2022, we received a scheduled payment of $7.5 million related to the sale of Bank Frick in fiscal 2021, proceeds from sale of property, plant and equipment of $3.5 million, and proceeds of $0.8 million and $0.7 million, respectively, related to the sale of minor positions in Finbond and from the disposal of our entire interest in Revix.

Cash used in investing activities for the year to date fiscal 2021 included capital expenditures of $3.9 million (ZAR 63.6 million), primarily due to the acquisition of motor vehicles, which largely comprised a fleet of customized mobile ATMs used to deliver a service to rural communities, computer equipment and leasehold improvements in South Africa. We received $20.1 million related to the sale of our Korean business following the successful refund application of the amounts withheld and paid to the South Korean tax authorities pursuant to that transaction. We received $18.6 million related to the disposal of Bank Frick and the amount due on the deferred sale proceeds related to the April 2020 sale of DNI. We also extended loan funding of $1.0 million to V2 and $0.2 million to Revix.

Cash flows from financing activities

Third quarter

During the third quarter of fiscal 2022, we utilized approximately $95.0 million from our South African overdraft facilities to fund our ATMs and repaid $100.8 million of these facilities.

During the third quarter of fiscal 2021, we utilized approximately $55.3 million from our South African overdraft facilities to fund our ATMs and repaid $103.2 million of these facilities.

Year to date

During the year to date fiscal 2022, we received $0.8 million from the exercise of stock options, and utilized approximately $406.4 million from our South African overdraft facilities to fund our ATMs and repaid $372.5 million of these facilities.

During the year to date of fiscal 2021, we utilized approximately $261.8 million from our South African overdraft facilities to fund our ATMs and repaid $268.3 million of these facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the fourth quarter of fiscal 2022 to primarily include limited investments into our ATM infrastructure and branch network in South Africa as well as IT equipment, and through Connect, spending for POS devices, vehicles, computer and office equipment. Our capital expenditures for the third quarter of fiscal 2022 and 2021 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of March 31, 2022, of $0.1 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 4 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short-term borrowings which attract interest at rates that fluctuate based on changes in the South African prime interest rate. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2022, as a result of changes in the South African prime interest rate, assuming hypothetical short-term borrowings of ZAR 1.0 billion as of March 31, 2022. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South African prime interest rate as of March 31, 2022, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 19	As of March 31, 2022
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South Africa overdraft (South African prime interest rate)	4,810	1%	5,497
		1%	4,123

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our group chief executive officer and our group chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the group chief executive officer and the group chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to successfully integrate Connect’s operations with our business.

On April 14, 2022, we announced the closing of our ZAR 3.8 billion ($262.0 million) investment to acquire a 100% interest in Connect. The acquisition of Connect is strategically important for us because we believe that (i) the combination of complementary product offerings will assist to drive stronger unit economics, (ii) the transaction facilitates expansion of the addressable market in the informal MSMEs sector, (iii) Connect has an attractive financial profile with strong and profitable growth, (iv) we have merged highly skilled teams with complementary expertise, and (v) will be able to better serve the underserved.

Integrating Connect into our company will require significant attention from our senior management which may divert their attention from our day-to-day business. The difficulties of integration may be increased by cultural differences between our two organizations and the necessity of retaining and integrating personnel, including Connect Group’s key employees and management team. The services of these individuals will be important to the continued growth and success of Connect’s business and to our ability to integrate Connect with us. If we were to lose the services of these key employees or fail to sufficiently integrate them, our ability to operate Connect successfully would likely be materially and adversely impacted.

As such, if we are unable to successfully integrate Connect’s operations into our business we could be required to record material impairments, and as a result, our financial condition, results of operations, cash flows and stock price could suffer.

We may not achieve the expected benefits from our recent acquisition of Connect.

Our expectations regarding Connect’s business and prospects may not be realized, including as a result of changes in the financial condition of the markets that Connect serves. In addition, there are risks associated with Connect’s product and service offerings or results of operations, including the risk of reduced cash settlements through Connect’s vault infrastructure or higher cash losses, lower than expected growth in Connect’s value-added services, lower than expected levels of loan advances or higher credit losses and slower than expected growth in card transactions. Furthermore, attempting to combine and integrate service offerings may be disruptive to us or unsuccessful, and our customers may not use our combined services to the extent that we hope they will. Any such failure could adversely impact our own business as well as Connect’s, which could then reduce the value of our investment and adversely impact our other business and operational relationships.

Our inability to achieve the expected synergies from the Connect transaction may have a material adverse effect on our business, results of operations or financial condition. For example, our revenues and operating income may be adversely affected and we could be required to impair all, or a part of, our investment. If some or all of the aforementioned or other risks materialize, our ability to realize the anticipated benefits of the Connect Group could be materially impaired, and as a result, our financial condition, results of operations, cash flows and stock price could suffer.

We have a significant amount of indebtedness that requires us to comply with restrictive and financial covenants. If we are unable to comply with these covenants, we could default on this debt, which would have a material adverse effect on our business and financial condition.

We financed our recent investment in Connect through South African bank borrowings of ZAR 1.1 billion ($71.7 million, translated at closing date exchange rate (as defined in the Sale Agreement) of $1:ZAR 14.65165). The borrowings are secured by a pledge of certain of our bank accounts, and the cession of Net1’s shareholding in certain of its subsidiaries. These borrowings contain customary covenants that require Net1 SA to maintain a specified total asset cover ratio, maintain group cash balances (as defined in the Loan Documents) above ZAR 300.0 million, and restrict the ability of Net1, Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities. The group cash balances may go below ZAR 300 million to the extent credit support is provided by the VCP Investment Fund and/ or VCP Investment Portfolios (“VCP Investors”), and such support exceeds ZAR 350 million, but such reduction below ZAR 300 million is limited to ZAR 80 million.

The loan agreements also include a credit enhancement mechanism of ZAR 350 million ($23.9 million, translated at closing date exchange rate), which has been provided by investment funds managed by Net1’s largest shareholder, Value Capital Partners (Pty) Ltd (“VCP”), on commercially agreed terms, which include a contingent subscription for new shares. There can be no assurance that VCP will perform under the commercially agreed terms and failure by it to fulfil its obligation under the credit enhancement mechanism may put our funding or future repayments at risk.

We have also obtained total facilities through the Connect acquisition of ZAR 1.3 billion comprising a Facility A term loan of up to ZAR 750 million (“Facility A Loan”), a Facility B term loan of up to ZAR 350 million (“Facility B Loan”), and a general banking facility of ZAR 206.0 million. The amount available under the general banking facility will reduce to ZAR 125.0 million on March 23, 2023. These borrowings are secured by a pledge of, among other things, CCMS entire equity interests in equity securities it owns and any claims outstanding. These borrowings contain customary covenants that require CCMS to maintain specified debt service, interest cover and leverage ratios.

These security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with the covenants, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

We will likely not include Connect in our internal control certification and attestation for fiscal 2022.

As noted above, integrating Connect into our company will require significant attention from our senior management which may divert their attention from our day to day business. Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2022, will likely exclude the operations of the Connect Group. If we are unable to successfully integrate Connect’s operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

Geopolitical conflicts, including the conflict between Russia and Ukraine, may adversely affect our business and results of operations.

The current conflict between Russia and Ukraine is creating substantial uncertainty about the future impact on the global economy. Countries across the globe are instituting sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business.

While the broader consequences are uncertain at this time, the continuation and/or escalation of the Russian and Ukraine conflict, along with any expansion of the conflict to surrounding areas, create a number of risks that could adversely impact our business, including:

• increased inflation and significant volatility in the macroeconomic environment;

• disruptions to our technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion;

• adverse changes in international trade policies and relations;

• disruptions in global supply chains;

• constraints, volatility or disruption in the credit and capital markets; and

• exacerbating the other risks disclosed in our Annual Report on Form 10-K.

All of these risks could materially and adversely affect our business and results of operations. We are continuing to monitor the situation in the Ukraine and globally and assess its potential impact on our business.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.49	Fourth Amendment and Restatement Agreement, dated January 24, 2022, between Net1 Applied Technologies South Africa Proprietary Limited (as borrower), with Net 1 UEPS Technologies, Inc. Holdco), arranged by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (the Arranger), and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as Original Senior Lender), with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent), and Main Street 1692 (RF) Proprietary Limited (as Debt Guarantor)		8-K	10.1	January 28, 2022
10.50	Senior Facility G Agreement, dated January 24, 2022, R750,000,000 Senior Term Facility Agreement for Net1 Applied Technologies South Africa Proprietary Limited (as borrower), provided by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as lender), with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent)		8-K	10.2	January 28, 2022
10.51	Senior Facility H Agreement, dated January 24, 2022, R350,000,000 Senior Term Facility Agreement for Net1 Applied Technologies South Africa Proprietary Limited (as borrower), provided by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as lender), with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent)		8-K	10.3	January 28, 2022
10.52	Letter Agreement to amend the CTA and Senior Facility G Agreement, dated March 22, 2022, between Net1 Applied Technologies South Africa Proprietary Limited and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as facility agent		8-K	10.1	March 28, 2022
10.53	Letter Agreement to amend the CTA and Senior Facility H Agreement, dated March 22, 2022, between Net1 Applied Technologies South Africa Proprietary Limited and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as facility agent		8-K	10.2	March 28, 2022
10.54	Securities Purchase Agreement, dated March 22, 2022, among Net1 UEPS Technologies, Inc., Net1 Applied Technologies South Africa Proprietary Limited and Value Capital Partners Proprietary Limited		8-K	10.3	March 28, 2022
10.55

Facilities Agreement, dated 24 January 2022, between Cash Connect Management Solutions Proprietary Limited (as Borrower), arranged by FirstRand Bank Limited (acting through its Rand Merchant Bank Division) (as Mandated Lead Arranger) and FirstRand Bank Limited (acting through its Rand Merchant Bank Division) (as Facility Agent)

		X
10.56

Letter Agreement to amend Cash Connect Management Solutions Proprietary Limited Facilities Agreement, dated March 22, 2022, between Cash Connect Management Solutions Proprietary Limited Facilities and FirstRand Bank Limited (acting through its Rand Merchant Bank Division) (in its capacity as Facilities Agent)

		X

10.57

Second Letter Agreement to amend Cash Connect Management Solutions Proprietary Limited Facilities Agreement, dated April 12, 2022, between Cash Connect Management Solutions Proprietary Limited Facilities and FirstRand Bank Limited (acting through its Rand Merchant Bank Division) (in its capacity as Facilities Agent)

X
10.58	Securities Purchase Agreement, dated March 22, 2022, among Net1 UEPS Technologies, Inc., Net1 Applied Technologies South Africa Proprietary Limited and Value Capital Partners Proprietary Limited	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2022.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer

Chris G.B. Meyer

Group Chief Executive Officer

By: /s/ Naeem E. Kola

Naeem E. Kola

Group Chief Financial Officer, Treasurer and Secretary