Form 10-K
period 2022-06-30
LESAKA TECHNOLOGIES INC
filed 2022-09-09
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 000-31203

LESAKA TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	98-0171860
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

President Place, 4th Floor, Cnr. Jan Smuts Avenue and Bolton Road
Rosebank, Johannesburg2196, South Africa
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 27-11-343-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	LSAK	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was $165,756,225. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of September 6, 2022, 59,312,436 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LESAKA TECHNOLOGIES, INC

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended June 30, 2022

PART I

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed by us during our 2023 fiscal year, which runs from July 1, 2022 to June 30, 2023.

All references to “the Company,” “we,” “us,” or “our” are references to Lesaka Technologies, Inc. and its consolidated subsidiaries, collectively, and all references to “Lesaka” are to Lesaka Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.

ITEM 1.BUSINESS

Overview

At Lesaka, our mission and core purpose is to bring financial inclusion to merchants and consumers in Southern Africa by building a world-class fintech platform. Our vision is to build and operate the leading South African full service fintech platform, offering cash management, payment and financial services.

Our core purpose is to improve people’s lives by bringing financial inclusion to South Africa’s underserved and underbanked customers, and helping small businesses access the financial services they need to prosper. We achieve this through our ability to efficiently digitize the last mile of financial inclusion, and to provide a full-service fintech platform across cash and digital, serving the needs of both, while also facilitating the secular shift from cash to digital that is currently taking place.

We are building a dual-sided financial ecosystem offering banking, lending and insurance to consumers, and cash, card, capital, payment and Value Added Services (“VAS”) solutions to micro, small and medium enterprises (“MSMEs”). Our dual-sided financial ecosystem has two overlapping segments: Merchants and Consumers.

Customers— In our B2C Consumer Segment, our focus is on the lower end of the market that has traditionally been under-banked. Our products are designed for consumers within Living Standards Measures (“LSMs”) 1 to 6, which comprises approximately 26 million people. We currently have over 1.1 million active customers who are predominantly recipients of social grants offered by the South African Government.

In our B2B Merchant Segment, we recently completed the acquisition of the Connect Group during the year ended June 30, 2022, which significantly advanced our vision and is truly transformational for our company. The acquisition adds significant scale to our existing B2B offering which mainly services formal merchants, bringing over 51,000 MSMEs into the Merchant business segment. Through the introduction of a suite of solutions and technologies targeted at the MSME merchant sector where we were previously under-represented, we can address the needs of approximately 1.4 million informal and approximately 700,000 formal MSMEs in South Africa.

The informal sector merchants are generally smaller and operate in rural areas or in informal urban areas and do not have access to traditional banking products. The formal merchants are generally in urban areas, have larger turnovers and have ready access to multiple service providers. We operate separate brands in these two sectors of the economy.

Products—We offer a comprehensive set of products and services to our consumer and merchant customers.

In our Consumer Segment, our products include transactional banking, short-term loans, a digital wallet as well as insurance and various VAS to consumers underserved in South Africa, aligning with our purpose of improving people’s lives and increasing financial inclusion. Our value proposition and products are designed to be simple, relevant and cost effective for our target market.

In our Merchant Segment, to the MSME customers, we offer cash management and digitization, card acquiring, growth capital, VAS and bill and supplier payments. At a larger enterprise level we offer bill and supplier payments and VAS through our proprietary financial switch, as well as point of sale devices and maintenance, bank and SIM card production and other specialized technology products.

Market Opportunity

There are real challenges to delivering financial inclusion and digitization in the South Africa market. One of these major challenges is the deep distrust and a lack of understanding of cash alternatives, which is driven by low levels of financial literacy. Adding to this challenge is the relatively high connectivity costs in South Africa – airtime is an expensive and prized commodity – and smartphone penetration remains low in South Africa where many South Africans still use older style feature phones. Taken together, this all means that although almost 90% of South Africans have a bank account, a significant majority treat them as post boxes – withdrawing their money in one transaction. This has real implications for both merchants and consumers.

On the merchant side, less than 8% of merchants have access to formal credit and less than 4% of informal merchants can accept digital payments. And for consumers, approximately 20% of the estimated 26 million South African consumers in LSM 1-6 have access to credit and savings and a significant majority of the approximately 12 million permanent grant recipients require immediate cash withdrawals of their grant.

These sources of friction and challenges present a significant market opportunity for Lesaka to provide innovative solutions to both merchants and consumers, and more importantly, to facilitate wider financial inclusion and digitization. Lesaka has for a long time been at the forefront of providing financial inclusion and digitization for consumers and merchants in this space.

Consumer financial services for the unbanked: Our focus is on the LSM 1 to 6 population in South Africa, which represents approximately 26 million adults in the country. Within that, we estimate there to be approximately 12 million people reliant on permanent grants. South Africa is primarily a cash-based economy, with approximately 60% of transactions still conducted in cash. In the Consumer Segment, we currently have just over 1.1 million active account holders which represents approximately 4% share of our total addressable market. Our focus is on South African government social grant recipients, of which there are over 12 million, the majority of whom are being inadequately served by the current system. Lesaka is well placed to address the needs of these consumers with its large informal market distribution and affordable financial services.

Merchant payment and financial services for MSMEs. There are approximately 2.1 million MSMEs in South Africa, of which around 1.4 million operate in the informal market, and it is estimated that only 4% of these can accept digital payments. Lesaka has a comprehensive product suite of cash and digital solutions which provide a significant opportunity to assist these businesses to grow, reduce risks and be more efficient. This is an underserved market and so increasing our penetration is not about taking market share from competitors but rather about providing product sets that encourage the adoption of more formalized and non-cash transacting.

While the informal market presents a major growth opportunity, Lesaka also has a comprehensive offering to the formal MSME and enterprise market.

Lesaka, with its significant distribution footprint of over 58,000 points of presence, across Merchant and Consumer, is well positioned to bring these two sides of the ecosystem together by incentivizing both merchants and consumers to utilize our solutions which will further enhance our growth opportunity.

Competition

With our comprehensive offering to consumers and merchants we compete with a wide range of service providers. There are competitors for individual products and services, though few with an end-to-end offering, particularly at the lower end of the consumer market and the informal merchant market where we have significant footprint and penetration. We believe our ability to bring a large consumer base to our merchant customers, and offer our consumers incentives to use our merchants, is a compelling proposition.

We do have competitors in parts of our ecosystem. For consumers, there are a number of traditional and digital providers of low-cost transactional bank accounts and micro financial services. These include the large South African banks such as FNB, Standard Bank, Absa, Nedbank, African Bank and Capitec, the South African Post Office, and digital banks such as, Tyme Bank and Bank Zero. In the South African ATM network market, we compete against the South African banks, ATM Solutions and Spark ATM Systems, which collectively have a market share in excess of 90%.

In the informal merchant sector, there are no competitors which offer a comprehensive product set of cash, card, payment, VAS and capital solutions, such as ours. In the formal merchant sector there is significantly more competition, with banks and non-bank fintech companies targeting these merchants.

In card acquiring, competitors include Yoco, iKhokha, Sureswipe and the South African banks; in VAS and bill payments, they include Flash, Blue Label, Shop2Shop, Pay@ and Ukeshe; in lending, they include Lulalend, Merchant Capital, Retail Capital and the South African banks; and in cash management, they include Fidelity, G4S, Cashnet and the South African banks.

At an enterprise level, our financial switch and VAS and bill payments business competes with BankservAfrica, Pay@, eCentric and Transaction Junction.

Human Capital Resources

We have hired a diverse team of high-caliber individuals, from different organizations, to form our leadership group. This leadership group is deeply committed to building a high-performance culture that is based on a foundation of care and development for our people.

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

As of June 30, 2022, the composition of our workforce was:

• 63% female and 37% male;

• 41% between 18 and 34 years old, 56% between 35 and 54 years old, and 3% over 55 years old; and

• 72% Black, 18% two or more races, 5% Indian and 5% White.

We have no female named executive officers.

We continue to strive to build a more inclusive workforce and to enhance our pay structures by taking measures to eliminate potential remuneration discrimination and to help close gender pay gaps to progress towards gender equality at work. We have taken positive strides towards a rewards philosophy that not only allows the corporate hierarchy and its systems to be mapped out in an objective manner, but will reward high performance. In this way, remuneration levels can be set for every function with reference to the external market, and people in similar functions can be paid equally.

Employee compensation programs

We are committed to ensuring that all our employees are paid fair and competitive remuneration. To that end, we offer the following to our employees:

• Access to a comprehensive medical, dental, and vision plan that our employees have the option to join;

• Access to a defined contribution retirement plan that our employees have the option to join;

• Paid sick, study, annual and family responsibility leave;

• Maternity benefits;

• Life and disability insurance coverage;

• Employee assistance programs; and

• Product discounts.

Annual increases and incentive compensation are based on merit, which is communicated to employees at onboarding and documented as part of our annual performance review process.

Our number of employees allocated on a segmental basis as of the years ended June 30, 2022, 2021 and 2020, is presented in the table below:

	Number of employees
	2022	2021	2020
Consumer(1)	1,833	2,924	2,624
Merchant(1)	807	137	147
Other	17	18	104
Total	2,657	3,079	2,875

(1) Fiscal 2022 Consumer includes three executive officers and Merchant includes two executive officers.

On a functional basis, five of our employees were part of executive management, 254 were employed in sales and marketing, 253 were employed in finance and administration, 237 were employed in information technology and 1,908 were employed in operations.

Health and safety laws and regulations

We are subject to various South African laws and regulations that regulate the health and safety of our South African-based workforce, including those laws monitored by the South African Department of Employment and Labour which stipulates the legal framework within which we need to function. This framework comprises the Occupational Health and Safety Act, Act 85 of 1993 (“OHSA”), the Compensation for Occupational Injuries and Diseases Act, Act 130 of 1993 (“COIDA”), the Basic Conditions of Employment Act, Act 75 of 1997 (“BCEA”) and the Labour Relations Act, Act 66 of 1995 (“LRA”). Compliance with COVID-19 regulations remains regulated by the National Institute of Occupational Health (“NIOH”), and the Occupational Health Surveillance System (“OHSS”), the Centre for Scientific Industrial Research (“CSIR”) and the National Institute for Communicable Diseases (“NICD”).

People are ultimately the most important assets in any organization, therefore successfully managing health and safety in the workplace remains paramount. Successfully managing health and safety in the workplace relies on commitment, consultation, and co-operation.

In order to maintain OHSA compliance, we ensure that:

• Internal health and safety policies remain regularly updated and accessible to all staff;

• All departments/branches keep a summary of applicable Health and Safety legislation and display a summary of such at their respective premises for ease of reference;

• Each of our branches has a designated health and safety representative, a first aider and fire marshal tasked with ensuring compliance as well as being able to assist in an emergency situation when required, each of whom is trained every two years as per stipulated regulations;

• Every branch manager is a delegated official to our Chief Executive Officer: Southern Africa who ensures OHSA compliance and that employees have the necessary knowledge and understanding of applicable health and safety rules and procedures;

• Quarterly inspections are conducted by delegated officials at the respective branches so as to report on any non-compliance or health and safety issues which need tending to;

• Quarterly meetings are conducted with our National Health and Safety Officer to report in on company-wide compliance and any health and safety issues which require tending to; and

• Managers are trained in in the correct reporting procedures and proper incident/ accident investigation.

Our Executive Officers

The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Chris G.B. Meyer	51	Group Chief Executive Officer and Director
Naeem E. Kola	49	Group Chief Financial Officer, Treasurer, Secretary, and Director
Lincoln C. Mali	54	Chief Executive Officer: Southern Africa, and Director
Steven J. Heilbron	57	Chief Executive Officer: Connect Group, and Director
Alex M.R. Smith	53	Chief Accounting Officer

Christopher G.B. Meyer has been our Group Chief Executive Officer since July 1, 2021. Prior to joining Lesaka, Mr. Meyer was the Head of Corporate & Investment Banking and Joint Managing Director at Investec Bank Plc (“Investec”), an LSE-listed specialist bank and wealth manager, having served in many different roles within the Investec Group since 2001. He was also an executive director for various international and regional subsidiaries of Investec Bank Plc. Mr. Meyer is a member of the South African Institute of Chartered Accountants, holds an MSc Finance from the London Business School and a Post Graduate Diploma in Accounting from the University of Cape Town.

Naeem E. Kola has been our Group Chief Financial Officer, Treasurer and Secretary since March 1, 2022. Mr. Kola has held progressively senior finance roles in Dubai, most notably as Chief Financial Officer of the Emerging Markets Payments Group (“EMP”), a high-growth fintech business that grew materially and successfully concluded and integrated five acquisitions during his six-year tenure as Chief Financial Officer. Prior to becoming Chief Financial Officer, Mr. Kola was Senior Vice President for Investments, Strategy and Business Planning at EMP. Since the acquisition of EMP by Network International in 2017, Mr. Kola has been an Operations Director and Strategic Advisor to the emerging market private equity firm Actis, where he again focused on fintech businesses.

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

Steven J. Heilbron has been the Chief Executive Officer of the Connect Group since 2013 and joined us following the acquisition of Connect in the same capacity. Mr. Heilbron has two decades of financial services experience, having spent 19 years working for Investec in South Africa and the UK, where he served as Global Head of Private Banking and Joint Chief Executive Officer of Investec. He led a private consortium that acquired Cash Connect Management Solutions (Pty) Ltd (“CCMS”) in 2013. Mr. Heilbron has presided over significant organic growth in the rebranded Connect, as well as spearheading the successful acquisition and integration of Kazang and EFTpos acquired from the Paycorp Group in February 2020. He is a member of the South African Institute of Chartered Accountants.

Alex M.R. Smith has been our Chief Accounting Officer since March 1, 2022, and previously served as our Chief Financial Officer, Treasurer and Secretary from March 1, 2018. Prior to joining Lesaka, Mr. Smith was employed by Allied Electronics Corporation Limited (“Altron”), a JSE-listed company, from 2006 to 2018 and, from August 2008 until February 2018, served as a director and its Chief Financial Officer. Prior to joining Altron, Mr. Smith worked in various positions at PricewaterhouseCoopers in Edinburgh, Scotland and Johannesburg from 1991 to 2005. Mr. Smith holds a Bachelor of Law (Honours) degree from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland.

Financial Information about Geographical Areas and Operating Segments

Refer to Note 21 to our audited consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2022, 2021 and 2020. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue(1)			Long lived assets
	2022	2021	2020	2022	2021	2020
	$'000	$'000	$'000	$'000	$'000	$'000
South Africa	215,046	127,468	139,258	359,725	50,754	68,521
Liechtenstein (Bank Frick)	-	-	-	-	-	29,739
India (MobiKwik)	-	-	-	76,297	76,297	26,993
Rest of the world	7,563	3,318	5,041	2,811	6,962	9,119
Total	222,609	130,786	144,299	438,833	134,013	134,372

(1) Refer to Note 16 to our audited consolidated financial statements included in this annual report contains detailed financial information about our revenue for fiscal 2022, 2021 and 2020.

Corporate history

Lesaka was incorporated in Florida in May 1997 as Net 1 UEPS Technologies, Inc. and changed its name to Lesaka Technologies, Inc. on May 12, 2022. In 2004, Lesaka acquired Net1 Applied Technology Holdings Limited (“Aplitec”), a public company listed on the Johannesburg Stock Exchange (“JSE”). In 2005, Lesaka completed an initial public offering and listed on the NASDAQ Stock Market. In 2008, Lesaka listed on the JSE in a secondary listing, which enabled the former Aplitec shareholders (as well as South African residents generally) to hold Lesaka common stock directly.

Available information

We maintain a website at www.lesakatech.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as our proxy statements, are available free of charge through the “SEC filings” portion of our website, as soon as reasonably practicable after they are filed with the SEC. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K.

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

On April 14, 2022, we, through our wholly owned subsidiary Lesaka Technologies (Pty) Ltd (“Lesaka SA”), formerly Net1 Applied Technologies South Africa (Pty) Ltd, announced the closing of our ZAR 3.8 billion ($258.9 million) acquisition of Connect. The acquisition of Connect is strategically important for us because we believe that (i) the combination of complementary product offerings will assist us to drive stronger unit economics, (ii) the transaction facilitates expansion of our addressable market in the informal MSME sector, (iii) Connect has an attractive financial profile with a track record of strong and profitable growth opportunities, (iv) we have merged highly skilled teams with complementary expertise, and (v) we will be able to better serve the underserved.

Integrating Connect into our company will require significant attention from our senior management, which may divert their attention from our existing businesses. The difficulties of integration may be increased by cultural differences between our two organizations and the potential difficulties in retaining and integrating personnel, including Connect’s key employees and management team. The services of these individuals will be important to the continued growth and success of Connect’s business and to our ability to integrate the two organizations. If we were to lose the services of these key employees or we fail to sufficiently integrate them, our ability to operate Connect successfully would likely be materially and adversely impacted.

As such, if we are unable to successfully integrate Connect’s operations into our business we could be required to record material impairments and our financial condition, results of operations, cash flows and stock price could suffer.

We may not achieve the expected benefits from our acquisition of Connect.

Our expectations regarding Connect’s business and prospects may not be realized, including as a result of changes in the financial condition of the markets that Connect serves. In addition, there are risks associated with Connect’s operations, including the risk of reduced cash settlements through Connect’s vault infrastructure or higher cash losses, lower than expected growth in Connect’s value-added services, lower than expected customer acquisition rates or higher than expected customer churn, lower than expected levels of loan advances or higher credit losses and slower than expected growth in card transactions. Furthermore, attempting to combine and integrate service offerings may be disruptive to us or unsuccessful, and our customers may not use our combined services to the extent that we hope they will. Any such failure could adversely impact our own business as well as Connect’s, which could then reduce the value of our investment and adversely impact our other business and operational relationships.

Our inability to achieve the expected benefits from the Connect transaction may have a material adverse effect on our business, results of operations or financial condition. For example, our revenues and operating income may be adversely affected and we could be required to impair all, or a part of, our investment in Connect. If some or all of the aforementioned or other risks materialize, our ability to realize the anticipated benefits of the Connect acquisition could be materially impaired, and as a result, our financial condition, results of operations, cash flows and stock price could suffer.

We have a significant amount of indebtedness that requires us to comply with restrictive and financial covenants. If we are unable to comply with these covenants, we could default on this debt, which would have a material adverse effect on our business and financial condition.

We financed our recent acquisition of Connect through South African bank borrowings of ZAR 1.1 billion ($71.7 million, translated at closing date exchange rate (as defined in the Sale Agreement) of $1:ZAR 14.65165). The borrowings are secured by a pledge of certain of our bank accounts, and the cession of Lesaka’s shareholding in certain of its subsidiaries. These borrowings contain customary covenants that require Lesaka SA to maintain a specified total asset cover ratio and restrict the ability of Lesaka, Lesaka SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities.

The loan agreements also include a credit enhancement mechanism of ZAR 350 million ($23.9 million, translated at closing date exchange rate), which has been provided by investment funds managed by Lesaka’s largest shareholder, Value Capital Partners (Pty) Ltd (“VCP”) which includes a contingent subscription for new shares. There can be no assurance that VCP will perform under the commercially agreed terms and failure by it to fulfil its obligation under the credit enhancement mechanism may put our funding or future repayments at risk.

The Connect credit facilities include (i) an overdraft facility (general banking facility) of ZAR 248.0 million; (ii) Facility A of ZAR 700.0 million (a long-term facility with a bullet repayment); (iii) Facility B of ZAR 350.0 million (a long-term facility with amortizing repayments commencing September 2022); and (iv) an asset-backed facility of ZAR 70.7 million. The amount available under the general banking facility will reduce to ZAR 125.0 million on March 23, 2023. These borrowings are secured by a pledge of, among other things, CCMS’ entire equity interests in its subsidiaries and investments and any claims outstanding. These borrowings contain customary covenants that require CCMS to maintain specified debt service, interest cover and leverage ratios.

These security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with the covenants, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business, financial condition and stock price would suffer.

We have decided to prioritize Southern Africa as our core market. Our future success, and our ability to return to profitability and positive cash flow is substantially dependent on our ability to implement this strategy successfully.

Our board conducted an extensive review of our business strategy and operations in July 2020, and decided to focus on our South African operations and other business opportunities in South Africa and, to a lesser extent, the rest of the African continent. The acquisition of Connect is part of this business strategy. We cannot assure you that we will be able to implement our new strategy successfully and return to profitability and positive cash flow.

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

Additionally, our reputation in South Africa has been tarnished as a result of public accusations against us, which we have publicly denied and believe have no merit, for illegally providing our services and defrauding social welfare grant recipients. We have attempted to refute these allegations and have appointed a public relations firm to assist us in communicating effectively to the public and our stakeholders that our business practices comply with South African law and are fair to the social welfare grant recipients who purchase the financial services products that we offer. If we are unable to communicate this persuasively, our ability to successfully execute our new strategy may be adversely affected.

We need to significantly grow our consumer operations in order to ensure their profitability and long term sustainability.

Following the conclusion of our contract with SASSA, we refocused our resources and technology on the provision of financial inclusion services to our target market and currently have an established base of approximately one million customers. Our strategy involves significantly expanding this base over the coming years. While we believe that our financial services offerings are convenient and cost-effective, the success of our strategy will depend on the extent to which we successfully market our offering to grow the customer base.

Factors that may prevent us from successfully operating and expanding our South African financial services business include, but are not limited to:

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

The current conflict between Russia and Ukraine is creating substantial uncertainty about the future of the global economy. Countries across the globe are instituting sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business.

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

• disruptions in global supply chains; and

• constraints, volatility or disruption in the credit and capital markets.

All of these risks could materially and adversely affect our business and results of operations. We are continuing to monitor the situation in Ukraine and globally and assessing the potential impact on our business.

A prolonged economic slowdown or lengthy or severe recession in South Africa or elsewhere could harm our operations.

A prolonged economic downturn or recession in South Africa could materially impact our results from operations, particularly in light of severe electricity disruptions in calendar 2022, the July 2021 social unrest in South Africa and our strategic decision to focus on our South African operations. Economic confidence in South Africa, our main operating environment, is currently low and, as a result, the risk of a prolonged economic downturn is increased, which could have a negative impact on merchants and retailers; mobile phone operators; our account holders; the level of transactions we process; the take-up of the financial services we offer and the ability of our customers to repay our loans or to pay their insurance premiums. If financial institutions and retailers experience decreased demand for their products and services, our hardware, software, related technology sales and processing revenue could decrease.

Our investment in MobiKwik subjects us to certain risks, including the possibility of fluctuations in the carrying value based on readily determinable fair values. In addition, our ability to dispose of our interest in MobiKwik on acceptable terms, or at all, may be limited under certain circumstances.

We have elected to account for our investment in MobiKwik at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar instrument of the same issuer because it does not have a readily determinable fair value. The determination of the fair value of an investment requires us to make significant judgments and estimates and we are required to base our estimates on assumptions which we believe to be reasonable, but these assumptions may be unpredictable and inherently uncertain. The value of our investment in MobiKwik as of June 30, 2022 and 2021, was $76.3 million and was determined based on a share issuance concluded by MobiKwik in June 2021, implying a fair value per equity share of $12.275. We did not identify any observable price changes during fiscal 2022 and therefore did not adjust the value of our investment during the year ended June 30, 2022. We recorded a non-cash fair value adjustment of $49.3 million during the year ended June 30, 2021.

MobiKwik filed its draft red herring prospectus in July 2021, with the original intention of completing its initial public offering in November 2021. MobiKwik decided to delay its initial public offering given prevailing market conditions and will reassess their options as market conditions change.

We may need to record a write-down of the carrying value of our investment in MobiKwik in the future (i) if it is unable to successfully complete its contemplated initial public offering, (ii) due to fluctuations in its market price upon listing, including during the lock up period after its initial public offering, or (iii) if it has not listed, there is an observable transaction indicating a fair value per share which is lower than our June 30, 2022 price per share. Furthermore, it may be difficult to dispose of some or all of our investment on acceptable terms, if at all, if MobiKwik fails to list.

Our ability to fund our ATM network requires that we continue to have access to sufficient lending facilities, which requires compliance with restrictive and financial covenants.

The operational maintenance of our ATM network, along with an increase in our consumer banking client base, necessitates access to large amounts of cash to stock the ATMs and maintain uninterrupted service levels. We have credit facilities from a South African bank which includes security arrangements as well as restrictive and financial covenants. The security arrangements and covenants included in our lending facilities may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with the covenants in South Africa, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

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

We may be unable to recover the carrying value of certain Cell C airtime that we own.

We own a substantial amount of Cell C airtime inventory ($13.7 million translated at exchange rates applicable as of June 30, 2022). In support of Cell C’s liquidity position, we are limiting our resale of this airtime to our own distribution channels until such time as Cell C’s recapitalisation process is concluded, which exposes us to market risk for this inventory. Due to wholesale discounts in the distribution market for this airtime, it is not readily saleable in the current market without realising a loss. In light of this, we recorded a loss of $1.3 million during fiscal 2020, related to this airtime inventory. While no further losses were recorded in fiscal 2022 and 2021, we may be required to record further losses in the future or we may be unable to recover the carrying value of this airtime inventory as a result of the business failure of Cell C. Failure to recover the carrying value of this inventory may have a material adverse effect on our results of operations or financial condition.

Our consumer microlending loan book and merchant lending book expose us to credit risk and our allowance for doubtful finance loans receivable may not be sufficient to absorb future write-offs.

All of our microfinance loans made are for a period of six months or less and all of our merchant lending through Connect is for a period of less than 12 months. We have created an allowance for doubtful finance loans receivable related to these books. When creating the allowance, management considered factors including the period of the finance loan outstanding, creditworthiness of the customers and the past payment history of the borrower. We consider this policy to be appropriate as it takes into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. However, additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these microfinance loan receivables.

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

Our group has undergone a significant change in management over the last twelve months, with various long-serving executives having resigned from the organization and new management joining us through the Connect acquisition. We believe we now have in place a management team that has the right experience and skills to execute on our new strategic direction. However, in order to succeed in our product development and marketing efforts, we may need to identify and attract new qualified technical and sales personnel, as well as motivate and retain our existing employees. As a result, an inability to hire and retain such employees would adversely affect our ability to achieve our strategic goals and maintain our technological relevance. We may face difficulty in managing the transition to a new management team, including team members from Connect, and assimilating our newly-hired personnel, which may adversely affect our business. Competitors may attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. We do not maintain any “key person” life insurance policies. If we fail to attract, integrate, retain and incentivize key personnel and skilled employees, our ability to manage and grow our business could be harmed and our product development and marketing activities could be negatively affected.

System failures, including breaches in the security of our system, could harm our business.

We may experience system failures from time to time, and any lengthy interruption in the availability of our back-end system computers could harm our business and severely affect our customer relationships. Frequent or persistent interruptions in our services could cause current or potential customers and users to believe that our systems are unreliable, leading them to avoid our technology altogether, and could permanently harm our reputation and brands. These interruptions would increase the burden on our staff, which, in turn, could delay our introduction of new applications and services. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim could be time-consuming and costly for us to address.

Although certain of our systems have been designed to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.

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

Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems with our system could result in lengthy interruptions to our services. Our current business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Cash Paymaster Services, or CPS, has been placed into liquidation. While no claim has been made against Lesaka for CPS’ obligations, we cannot provide assurance that no such claim will be made.

CPS has significant obligations and ongoing litigation related to its SASSA contract and has been placed into liquidation. While no claim has been made against Lesaka to be held liable for CPS’ current obligations or any future obligations under any future court judgments, and while we do not believe that there would be a legitimate legal basis for any such claims, we cannot assure you that no such claim will be made against us. If SASSA or another third party were to seek and ultimately succeed in obtaining a judgment against us in respect of CPS’ liabilities, any such judgment would have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may incur material losses in connection with our movement of cash through our infrastructure in South Africa.

In our consumer business, many cardholders use our services to access cash using their debit cards. We use armored vehicles and our own fixed ATM infrastructure to deliver large amounts of cash across South Africa to enable these cardholders to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these areas.

In our merchant business we collect and process large volumes of cash from our customers, assuming the risk of loss from the moment that cash is deposited into our vaults. We are then responsible for its collection and transportation to processing centers, which we outsource to various cash in transit service providers. These services extend across all areas of South Africa.

South Africa suffers from high levels of crime and in particular cash in transit heists. We cannot insure against certain risks of loss or theft of cash from our delivery and collection vehicles, ATMs or depots and we will therefore bear the full cost of certain uninsured losses or theft in connection with the cash handling process, and such losses could materially and adversely affect our financial condition, cash flows and results of operations. We have not incurred any material losses resulting from cash distribution in recent years, but there is no assurance that we will not incur any such material losses in the future.

We depend upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

We obtain our smart cards, ATMs, POS devices, components for our safe assets, and the other hardware we use in our business from a limited number of suppliers, and do not manufacture this equipment ourselves. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we may not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our ability to meet customer demand and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase as a result of supply or geopolitical shocks, which may lead to an increase in the prices of goods and services from third parties. A supply interruption, such as the current global shortage of semiconductors, or an increase in demand beyond current suppliers’ capabilities could harm our ability to distribute our equipment and thus to acquire new customers who use our technology. Any interruption in the supply of the hardware necessary to operate our technology, or our inability to obtain substitute equipment at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

Our Smart Life business exposes us to risks typically experienced by life assurance companies.

Smart Life is a life insurance company and exposes us to risks typically experienced by life assurance companies. Some of these risks include the extent to which we are able to continue to reinsure our risks at acceptable costs, reinsurer counterparty risk, maintaining regulatory capital adequacy, solvency and liquidity requirements, our ability to price our insurance products appropriately, the risk that actual claims experience may exceed our estimates, the ability to recover policy premiums from our customers and the competitiveness of the South African insurance market. If we are unable to maintain our desired level of reinsurance at prices that we consider acceptable, we would have to either accept an increase in our risk exposure or reduce our insurance writings. If our reinsurers are unable to meet their commitments to us in a timely manner, or at all, we may be unable to discharge our obligations under our insurance contracts. As such, we are exposed to counterparty risk, including credit risk, of these reinsurers.

Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Using the wrong assumptions to price our insurance products could materially and adversely affect our financial position, results of operations and cash flows. If our actual claims experience is higher than our estimates, as we have seen during the recent COVID-19 pandemic, our financial position, results of operations and cash flows could be adversely affected.

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

Our business was impacted by government restrictions and quarantines related to COVID-19. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive. South Africa is currently not subject to any formal COVID-19 restrictions. However, the pandemic did impact our insurance business during fiscal 2022 and 2021 as we experienced a higher level of benefit claims in these years. Should there be further increases in mortality rates across our customer base, we may see an increase in funeral policy claim payouts. We believe that our business activities may be adversely impacted if strict government-enforced restrictions are reintroduced to combat the spread of COVID-19 or similar pandemics.

Some of our employees worked from home following the publication of government-supported initiatives to combat the spread of COVID-19. As a result of the work from home environment, we may face additional challenges providing employees with secure remote access to computer networks as well as initiating and accepting instructions via e-mail or other electronic media should there be a resurgence of the virus or as a result of a similar event requiring our employees to work from home.

Risks Relating to Operating in South Africa and Other Foreign Markets

Operating in Southern Africa, an emerging market, subjects us to greater risks than those we would face if we operated in more developed markets. For example, we saw significant disruption from the civil unrest experienced in early July 2021.

Emerging markets such as Southern Africa are subject to greater risks than more developed markets. While we focus our business primarily on emerging markets because that is where we perceive the greatest opportunities to market our products and services successfully, the political, economic and market conditions these markets present risks that could make it more difficult to operate our business successfully.

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

The legislative framework for the promotion of Broad-Based Black Economic Empowerment (“BEE”), in South Africa has been established through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, as amended from time to time, and the Amended BEE Codes of Good Practice, 2013, or BEE Codes, and any sector-specific codes of good practice, or Sector Codes, published pursuant thereto. Sector Codes are fully binding between and among businesses operating in a sector for which a Sector Code has been published. Achievement of BEE objectives is measured by a scorecard which establishes a weighting for the various elements. Scorecards are independently reviewed by accredited BEE verification agencies which issue a certificate that presents an entity’s BEE Contributor Status Level. This BEE verification process must be conducted on an annual basis, and the resultant BEE compliance certificate is only valid for a period of 12 months from the conclusion of the verification.

Certain of our South African businesses are subject to either the Information, Communications and Technology Sector Code, or ICT Sector Code, or the Financial Services Sector Code, or the FS Sector Code. The ICT Sector Code and the FS Sector Code have been amended and aligned with the new BEE Codes and were promulgated in November 2016 and December 2017, respectively. Licensing and/ or regulation authorities overseeing these businesses may set minimum adherence requirements to BEE standards as a condition for an operating license to trade.

The BEE scorecard includes a component relating to management control, which serves to determine the participation of Black people within the board, as well as at various levels of management within a measured entity (including, inter alia, Executive Management, Senior Management, Middle Management and Junior Management). The BEE Codes and/or Sector Codes define the terms "Senior Management", "Middle Management" and "Junior Management" as those occupational categories as determined in accordance with the Employment Equity Regulations, with specific emphasis on improving participation in proportion to the demographics of the Economically Active Population of South Africa, as determined quarterly by Statistics South Africa. Employment Equity legislation seeks to drive the alignment of the workforce with the racial composition of South Africa and accelerate the achievement of employment equity targets, introducing monetary fines for non-achievement and misrepresented submissions. Failing to meet these targets may expose us to fines. Annexure EEA9 to the Employment Equity Regulations sets out the various occupational levels which are determined in accordance with the relevant grading systems applied by the measured entity and referred to in said Annexure.

We have taken a number of actions as a company to increase empowerment of Black (as defined under applicable regulations) South Africans. For instance, the South African competition authorities approved the Connect transaction subject to certain public interest conditions relating to employment, increasing the spread of ownership by historically disadvantaged people (“HDPs”), and investing in both enterprise and supplier development. Further to increasing the spread of ownership by HDPs, we are required to establish an Employee Share Ownership Plan scheme (“ESOP”) within 24 months of the implementation of the transaction that complies with certain design principles. This will benefit the workers of the merged entity and result in them receiving a shareholding in our company equal in value to at least 3% of the issued shares in our company as of April 14, 2022. If within 24 months of the implementation date of the transaction, we generate a positive net profit for three consecutive quarters, the ESOP shall increase to 5% of the issued shares in in our company as of April 14, 2022. The final structure of the ESOP is contingent on shareholder approval and relevant regulatory and governance approvals. The ESOP had not been established as of the date of this Annual Report on Form 10-K.

During fiscal 2022, we provided 10,500 families with flood relief support in response to the devastating impact of the April 2022 KwaZulu-Natal floods, leveraging our branch footprint and proximity to the most affected areas. We have empowered more than 160 young South Africans with learnership opportunities to improve their skills and readiness to participate in the mainstream economy. We have also made an investment into establishing the infrastructure for a multi-year value chain framework that will cut across various BEE pillars and businesses in South Africa. However, it is possible that these actions may not be sufficient to enable us to achieve the applicable BEE objectives set out for specific financial years. In that event, in order to maintain competitiveness with both government and private sector clients, we may have to seek to increase compliance through other means, including by selling or placing additional shares of Lesaka or of our South African subsidiaries to Black South Africans (either directly or indirectly), over and above what has already been approved. Such sales or placements of shares could have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

We expect that our BEE Contributor Status Level will be important in order for us to remain competitive in the South African marketplace and we continually seek ways to improve our BEE Contributor Status Level, especially the ownership element (so-called “equity element”) thereof.

We may not be able to effectively and efficiently manage the disruption to our operations as a result of erratic electricity supply in South Africa, which could adversely affect our, financial position, cash flows and future growth.

Our businesses in South Africa are dependent on electricity generated and supplied by the state-owned utility, Eskom, in order to operate, and Eskom has been unable to generate and supply the amount of electricity required by the South African economy which has resulted in significant and often unpredictable electricity supply disruptions. Eskom has implemented a number of short- and long-term mitigation plans to correct these issues but supply disruptions continue to occur regularly and with no predictability. As part of our business continuity programs, we have installed back-up diesel generators in order for us to continue to operate our core data processing facilities in the event of intermittent disruptions to our electricity supply. We have to perform regular monitoring and maintenance of these generators and also source and manage diesel fuel levels. We may also be required to replace these generators on a more frequent basis due to the additional burden placed on them.

Our results of operations, financial position, cash flows and future growth could be adversely affected if Eskom is unable to raise sufficient funding to operate and/or commission new electricity-generating power stations in accordance with its plans, or at all, or if we are unable to effectively and efficiently test, maintain, source fuel for, and replace, our generators.

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

The economy of South Africa is exposed to high rates of inflation, interest and corporate tax, which could increase our operating costs and thereby reduce our profitability. Furthermore, the South African government requires additional income to fund future government expenditures and may be required, among other things, to increase existing income tax rates, including the corporate income tax rate, amend existing tax legislation or introduce additional taxes.

The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest that are substantially higher than those prevailing in the United States and other highly-developed economies. High rates of inflation could increase our South African-based costs and decrease our operating margins. High interest rates increase the cost of our debt financing, though conversely, they also increase the amount of income we earn on any cash balances. The South African corporate income tax rate, of 28%, is higher than the U.S. federal income tax rate, of 21%. While the South African corporate income tax rate is expected to reduce to 27% in fiscal 2023, any subsequent increase in the effective South African corporate income tax rate would adversely impact our profitability and cash flow generation.

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

Violations of trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have developed policies and procedures as part of a company-wide compliance program that is designed to assist our compliance with applicable U.S. and international trade control laws and regulations, including trade controls and sanctions programs administered by OFAC, and provide regular training to our employees to create awareness about the risks of violations of trade control laws and sanctions regulations and to ensure compliance with these laws and regulations. However, there can be no assurance that all of our employees, consultants, partners, agents or other associated persons will not act in violation of our policies and these laws and regulations, or that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could materially and adversely affect our reputation, business, results of operations and financial condition. Any expansion into developing countries, and our development of new partnerships and joint venture relationships, could increase the risk of OFAC violations in the future.

In addition, our payment processing and financial services activities are subject to extensive regulation. Compliance with the requirements under the various regulatory regimes may cause us to incur significant additional costs and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

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

Violations of anti-corruption laws and regulations are punishable by civil penalties, including fines, as well as criminal fines and imprisonment. We have developed policies and procedures as part of a company-wide compliance program that is designed to assist our compliance with applicable U.S., South African and other international anti-corruption laws and regulations, and provide regular training to our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, partners, agents or other associated persons will not take actions in violation of our policies or these laws and regulations, or that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could materially and adversely affect our reputation, business, results of operations and financial condition.

We do not have a South African banking license and, therefore, we provide our EPE solution through an arrangement with a third-party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our EPE business without alternate means of access to a banking license.

The South African retail banking market is highly regulated. Under current law and regulations, our EPE business activities require us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have an agreement with Grindrod Bank that enables us to implement our EPE program in compliance with the relevant laws and regulations. If this agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means. Furthermore, we have to comply with the strict anti-money laundering and customer identification regulations of the South African Reserve Bank (“SARB”), when we open new bank accounts for our customers and when they transact. Failure to effectively implement and monitor responses to these regulations may result in significant fines or prosecution of Grindrod Bank and ourselves.

It has recently been announced that Grindrod Bank will be acquired by African Bank which operates across the lower end of the South African financial services market. It is not yet clear how African Bank will view our current arrangement with Grindrod Bank and whether this changes the risk of termination.

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

Risks Relating to our Common Stock

If we were deemed an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to conduct our business as an operating company and could have a material adverse effect on our business.

We are an operating company whose business is focused on developing and offering payment solutions, transaction processing services and financial technologies across multiple industries directly and through our wholly-owned subsidiaries. Our conduct, public filings and announcements hold us out as such an operating company and do not hold us out as being engaged in the business of investing, reinvesting or trading in securities. We own, and in the past have owned, certain assets that may be deemed to be “investment securities” within the meaning of Section 3(a)(2) of the Investment Company Act. The fluctuating value of our assets that may be deemed to be investment securities, could cause us to be deemed to be an “investment company” under the Investment Company Act if the value of such investment securities exceeds certain defined thresholds.

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

Our stock price has periodically experienced significant volatility. During the 2022 fiscal year, our stock price ranged from a low of $3.84 to a high of $6.97. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

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

In May 2016, we issued an aggregate of 9,984,311 shares of our common stock to the IFC Investors, of which, as of June 30, 2022, the IFC Investors held 7,366,866 shares. We granted the IFC Investors certain rights, including the right to require us to repurchase any share held by the IFC Investors pursuant to the May 2016 transaction upon the occurrence of specified triggering events, which we refer to as a “put right.” The put price per share will be the higher of the price per share paid to us by the IFC Investors and the volume-weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect to a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. If a put triggering event occurs, it could adversely impact our liquidity and capital resources. In addition, the existence of the put right could also affect whether or on what terms a third party might in the future offer to purchase our company. Our response to any such offer could also be complicated, delayed or otherwise influenced by the existence of the put right.

Approximately 33% of our outstanding common stock is owned by two shareholders. The interests of these shareholders may conflict with those of our other shareholders.

There is a concentration of ownership of our outstanding common stock because approximately 33% of our outstanding common stock is owned by two shareholders. Based on their most recent SEC filings disclosing ownership of our shares, Value Capital Partners (Pty) Ltd, or VCP, and IFC Investors, beneficially own approximately 21% and 12% of our outstanding common stock as of June 30, 2022, respectively.

VCP has agreed, pursuant to an Amended Cooperation Agreement dated December 9, 2020, to refrain from acquiring more than 24.9% of our outstanding common stock, excluding shares that may be issued pursuant to a stock purchase agreement dated March 22, 2022, or taking certain actions, including acting in concert with others, that could result in a change of control of the Company. These restrictions remain in effect through to the business day immediately following our 2022 annual meeting of shareholders.

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

We may require additional financing to fund future operations, including expansion in current and new markets, programming development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies, or to fund acquisitions. We may also wish to raise additional equity funding to reduce the amount of debt funding on our balance sheet.

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

We believe that it is necessary to maintain a sufficient number of available authorized shares of our common stock in order to provide us with the flexibility to issue shares for business purposes that may arise from time to time. For example, we could sell additional shares to raise capital to fund our operations, to reduce debt or to acquire other businesses, issue shares in a BEE transaction, issue additional shares under our stock incentive plan or declare a stock dividend. Our board may authorize the issuance of additional shares of common stock without notice to, or further action by, our shareholders, unless shareholder approval is required by law or the rules of the NASDAQ Stock Market. The issuance of additional shares could dilute the equity ownership of our current shareholders and any such additional shares would likely be freely tradable, which could adversely affect the trading price of our common stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price. Our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2022, excluded the operations of Connect. If we are not able to integrate Connect’s operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

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

The requirement to evaluate and report on our internal controls also applies to companies that we acquire. As a group of private companies, Connect was not required to comply with Sarbanes prior to the time we acquired it. The integration of Connect into our internal control over financial reporting is expected to require significant time and resources from our management and other personnel and may increase our compliance costs. If we fail to successfully integrate the operations of Connect, and any other acquisitions, into our internal control over financial reporting, our internal control over financial reporting may not be effective.

While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, including with respect to Connect’s operations, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based upon U.S. laws, including federal securities laws or other foreign laws, against us or certain of our directors and officers and experts.

While Lesaka is incorporated in the state of Florida, United States, the company is headquartered in Johannesburg, South Africa and substantially all of the company’s assets are located outside the United States. In addition, the majority of Lesaka’s directors and all its officers reside outside of the United States and the majority of our experts, including our independent registered public accountants, are based in South Africa.

As a result, even though you could effect service of legal process upon Lesaka, as a Florida corporation, in the United States, you may not be able to collect any judgment obtained against Lesaka in the United States, including any judgment based on the civil liability provisions of U.S. federal securities laws, because substantially all of our assets are located outside the United States. Moreover, it may not be possible for you to effect service of legal process upon the majority of our directors and officers or upon our experts within the United States or elsewhere outside South Africa and any judgment obtained against any of our foreign directors, officers and experts in the United States, including one based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by a South African court.

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

It has been the policy of South African courts to award compensation for the loss or damage actually sustained by the person to whom the compensation is awarded. South African courts have awarded compensation to shareholders who have suffered damages as a result of a diminution in the value of their shares based on various actions by the corporation and its management. Although the award of punitive damages is generally unenforceable in the South African legal system, that does not mean that such awards are necessarily contrary to public policy. The award of punitive damages is governed by the relevant South African legislation, the Conventional Penalties Act 15 of 1962 (as amended).

Whether a judgment was contrary to public policy depends on the facts of each case. Exorbitant, unconscionable, or excessive awards will generally be contrary to public policy. South African courts cannot enter into the merits of a foreign judgment and cannot act as a court of appeal or review over the foreign court. Further, if a foreign judgment is enforced by a South African court, it will be payable in South African currency unless approval is obtained from SARB or an Authorised Dealer of SARB, to settle the judgement in another currency. Also, under South Africa’s exchange control laws, the approval of SARB or an Authorised Dealer is required before a defendant resident in South Africa may pay money to a non-resident plaintiff in satisfaction of a foreign judgment enforced by a court in South Africa.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease our corporate headquarters facility which consists of approximately 87,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including an approximately 36,000 square foot manufacturing facility in Lazer Park, Johannesburg, 213 financial services branches, 80 financial service express stores and 29 satellite branches. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa; and Gaborone, Botswana. These leases expire at various dates through 2028, assuming the exercise of options to extend. We believe that we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

Resolution of NCR application for the cancelation of Moneyline’s registration as a credit provider

In September 2014, the NCR applied to the South African National Consumer Tribunal, or Tribunal, to cancel the registration of our subsidiary, Moneyline, for breach of the NCA based on an investigation concluded by it. We raised a number of procedural points in defense, and argument on these points was heard on November 27, 2015, before three tribunal members. Two ruled against us and one upheld our points. We appealed the majority ruling to the High Court. This matter was heard on December 4, 2018, by a full bench of the Pretoria High Court. In opposing this appeal, the NCR contended that our appeal had no basis and they raised, as a procedural point, that we should have joined the Tribunal as a party to the appeal proceedings. On August 30, 2019, it was ordered that the Tribunal be included in the appeal proceedings and this appeal was scheduled to be heard on October 27, 2021.

The parties settled the matter out of court in mid-October 2021. The settlement process included the NCR withdrawing its application to cancel our NCA registration with the Tribunal and we agreed to withdraw our appeal with the High Court. The settlement was made an order of the High Court on October 27, 2021. The parties agreed to pay their own costs related to this matter.

Litigation related to CPS

As a result of significant obligations relating to, and ongoing litigation arising out of, CPS’ SASSA contract, including the exhaustion of CPS’ legal appeals against a court judgment to repay additional SASSA implementation costs, CPS was placed into liquidation in October 2020. As a result, CPS’ liquidators are currently in control of the CPS liquidated estate and are managing the affairs in relation thereto. We have proven our claims and are noted as a creditor along with other creditors in the liquidated estate.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on The NASDAQ Global Select Market, or Nasdaq, in the United States under the symbol “LSAK” and on the JSE in South Africa under the symbol “LSK.” The Nasdaq is our principal market for the trading of our common stock.

Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of August 31, 2022, there were 8 shareholders of record of our common stock. We believe that a substantially greater number of beneficial owners of our common stock hold their shares though banks, brokers, and other financial institutions (i.e. “street name”). Our transfer agent in South Africa is JSE Investor Services (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

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

Issuer purchases of equity securities

On February 5, 2020, our board of directors approved the replenishment of our existing share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. We did not repurchase any shares of our common stock during fiscal 2022.

Share performance graph

The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2017, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial Index.

ITEM 6.[RESERVED]

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8—“Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See Item 1A— “Risk Factors” and “Forward Looking Statements.”

Overview

We are a provider of financial technology, or fintech, products and services to unbanked and underbanked individuals and small businesses, predominantly in South Africa. We have developed and own most of our payment technologies, and where possible, we utilize this technology to provide financial and value-added services to our customers by including them in the formal financial system.

Sources of Revenue

We generate our revenues by charging transaction fees to merchants, financial service providers, utility providers, bill issuers and consumers; by selling pinned airtime to merchants; by providing loans to merchants and consumers, and insurance products to consumers and by selling hardware, licensing software and providing related technology services to merchants.

We act as a service provider whereby we own and operate the technology and apply it in a system ourselves, charging one-time and ongoing fees for the use of the system either on a fixed or ad valorem basis. For instance, through the acquisition of Connect, we now provide cash management and payment services to merchant customers through a digital vault (safe asset) which is located at the customer’s premises and generate processing revenue from the provision of these services. We also offer merchant customers access to platforms through which we (a) generate revenue from the sale of prepaid airtime and (b) generate fees from distribution of VAS, including prepaid airtime, prepaid electricity, gaming voucher, and other services, to users of our platforms. We also generate fees from debit and credit card transaction processing and interest revenue from qualifying merchant customers who are able to access short-term loans. The revenue and costs associated with these services and sales are included in our merchant operating segment.

We provide consumers with bank accounts from which we generate a monthly fee and also charge fees on an ad valorem basis for goods and services purchased. Usage of our bank accounts also provides our customers with access to short-term loans and life insurance products. We also generate fees from consumers utilizing our ATM network. The revenue and costs associated with this approach are reflected in our consumer operating segment.

Developments during Fiscal 2022

This year has been one of enormous change for the Company with some transformational events occurring which we believe will set Lesaka on a new path of exciting growth, focused on the South African market as well as some of its neighboring countries. All of these events align with our mission of striving to bring financial inclusion to Merchants and Consumers in South Africa and building a world class fintech platform.

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

For thousands of years, livestock have been seen as a symbol of security, community and wealth and protecting one’s livestock was central to preserving the dignity and pride of a community. To ensure the best possible protection, an enclosure commonly known as a “kraal” in South Africa was built in the center of the community. A kraal is seen as the social and economic heart of a village and only the most reliable people are entrusted with its care and protection. The word Lesaka means Kraal in Setswana and Sesotho, two of South Africa’s official languages, and it was agreed by our shareholders that the existing company name Net1 should change to Lesaka, which aptly represents our new group and its vision.

As Lesaka, we are on a mission to build and protect the financial wellbeing of our communities and our intention is to protect the vulnerable and underserved, by providing widespread access to essential financial services.

Acquisition of Connect

On April 14, 2022 the Company completed its acquisition of Connect in South Africa, for ZAR 3.8 billion. The acquisition of Connect, a profitable, high-growth and leading South African fintech company, is transformational for Lesaka in its journey to become South Africa’s leading fintech platform.

The acquisition of Connect significantly advances Lesaka’s vision and is truly transformational for the Company. The acquisition adds significant scale to our legacy B2B offering, bringing 44,000 micro, small and medium enterprises into the Merchant business segment. We expect the complementary product offerings to create significant growth opportunities by enabling us to address the needs of approximately 1.4 million informal and approximately 700,000 formal micro, small and medium enterprises in South Africa.

Connect has demonstrated its ability to deliver excellent growth and profitability through its innovative solutions for micro, small and medium enterprises across South Africa, and its combination with Lesaka’s existing B2B operations creates a business with significant scale across all tiers.

Connect is highly profitable with strong unit economics – delivering an historic three-year compound annual growth rate in EBITDA in excess of 40% for its financial year ended February 28, 2022.

Connect has significant opportunities for continued growth within its current addressable market, estimated at more than ZAR 100 billion ($6.6 billion), in merchant financial services for MSMEs in South Africa. Further, this addressable market has strong secular growth due to MSMEs shifting from manual to digitized cash management and from physical cash to digital payment methods.

Connect fills four key gaps in Lesaka’s product offering, namely the provision of value-added services directly to MSME’s, digitized cash management, merchant acquiring and merchant lending. On the other hand, Net1’s legacy businesses bring issuing, insurance and consumer financial services infrastructure to Connect. Offering multiple products to a single customer reduces churn, increases take-rate and improves unit economics.

Refer to Note 3 to our audited consolidated financial statements for additional information related to the acquisition.

Our strategic focus areas

During this fiscal year, we communicated the following four key pillars which we believe are critical to the successful transformation of our company to becoming a leading South African full-service fintech platform:

• Rapidly growing the merchant business;

• Returning the consumer business to profitability;

• Transforming our organization into a world class fintech platform; and

• Strengthening our relationships with key stakeholders.

Focused effort throughout the year on each of these pillars has delivered positive momentum, repositioning the business to capture the long-term growth opportunities across both our merchant and consumer businesses.

Rapid growth of our merchant business

As discussed above, the transformational acquisition of Connect, was key in delivering on this focus area. With market leading affordable products and technologies, Connect is well positioned to continue its growth in the MSME sector. Connect’s MSME offering, combined with our EasyPay platform targeting the larger merchants, and our point-of-sale business, provides a suite of products and services to address the needs of the entire spectrum of merchants in South Africa.

Mr. Steve Heilbron, CEO of Connect, joined our board on April 14, 2022, and will be responsible for heading up our Merchant business. Integrating Connect will be a focus area for us going forward, to ensure we capitalize on the growth opportunity delivered by this acquisition.

Returning the Consumer business to profitability

We have made significant progress in returning the Consumer segment to profitability as is evident from our segment reporting. However, transforming the business and culture, from one which was focused on the logistics of efficiently distributing grants to over ten million grant recipients each month, to a sales focused organization remains a challenge we are focused on. We have spent a lot of time and resources on training and building our sales force, but this remains a work in progress.

The Consumer segment has shown considerable improvement in performance from a year ago and the positive momentum has been achieved through focusing on three key levers:

• Increasing active EPE account numbers, through driving customer acquisition;

• Improving ARPU, underpinned by increased cross selling; and

• Optimizing the cost structure, in line with a focus on customer centricity.

Progress on driving customer acquisition

During fiscal 2022, we grew our total customer base by approximately 157,000 net active customers of which around 31,000 were EPE lite customers and around 126,000 were EPE customers, ending the year with just over 1.168 million active customers. This active account growth is slower than what we had anticipated. We did, however, register 256,000 gross account openings during the year, and have started to see the benefits of a workstream focusing on improving account activation and utilization that was initiated during the third quarter.

There has been enormous focus during the year on how to optimize our points of presence and upskill our employees in order to drive these numbers. This process has taken longer than originally expected, but with our improved data analytics and ongoing market research we believe we have made major progress and expect to see improvements in the next fiscal year arising from this customer centric approach.

Progress on cross selling

ARPU remains broadly within our targeted ARPU range. We had approximately 396,000 active loans at the end of the quarter, representing a 36% penetration of our active EPE customer base, with a total loan book of ZAR 349 million ($21.5 million) as of June 30, 2022, up 4% in ZAR compared with June 2021. The average loan size grew to ZAR 1,461, while the portfolio loss ratio, calculated as the loans written off during the period as a percentage of the total loan book, remains encouragingly low at around 1.00% for the quarter (i.e. approximately 4% per annum), as a result of our ongoing application of prudent credit scoring and a culture of responsible lending.

Our funeral insurance product provides an important growth opportunity for our cross-selling strategy, with penetration levels now around 19% of the active account base. Over 40,500 new standalone policies were initiated during the year, growing the total number of active policies to approximately 259,000, up 8.3% compared with June 2021.

Progress on cost optimization

In order to optimize the overall cost base and to move the business towards a sales-focused and client solution driven financial services organization, we launched Project Spring during the 2022 financial year. Project Spring focused on the restructuring of our financial services business and the rationalization of the distribution network. Pursuant to Project Spring, a detailed review of the distribution network was performed to identify underperforming branches and optimize our points of presence to meet the needs of our customer base.

We also embarked on a retrenchment process that resulted in our headcount reducing by approximately 800 at a total cost during the third quarter of fiscal 2022 of $5.9 million. Please refer to Note 1 to our audited consolidated financial statements for additional information.

In addition, significant progress has been made on optimizing our cash distribution and ATM network. Our large fleet of mobile ATMs and the associated distribution and security costs have been eliminated. Following a review of the ATM placements, over 50% of our ATM network are now positioned in retailers, providing greater footfall and longer operating hours compared to our branches.

We estimate that the aggregate annualized cost saving for Project Spring is over ZAR 300.0 million.

We continue with our cost optimization efforts despite the completion of Project Spring and its significant achievements. In particular, we are re-examining the performance of all our points of presence and increasingly looking to partner with various retailers, rather than having our own dedicated brick and mortar branches. Furthermore, following the recent acquisition of Connect we are working on how to optimize the cash movement processes of the two businesses.

Transforming our organization into a world class fintech platform

Building a world class fintech platform requires highly talented people, an environment where they can outperform and a clear vision and strategy, where everyone is aligned and understands their role in achieving that vision.

During the fiscal year, we brought in a significant number of experienced, high quality executives to enhance the leadership of the organization. This has been further enhanced by the strong management team that has driven the success of Connect. The leadership team has deep and relevant experience to deliver on the mission of the Company, with the necessary governance structures in place.

The South African Competition Tribunal’s approval of the Connect acquisition was subject to the company implementing an employee share transaction (“ESOP”) of at least 3% of the issued shares of the company, to increase the spread of ownership by historically disadvantaged people and workers. If within 24 months of the implementation date of the Connect transaction, the company generates a positive net profit for 3 consecutive quarters, the ESOP shall increase to 5% of the issued shares. The final structure of the ESOP is contingent on shareholder approval and relevant regulatory and governance approvals and will only be implemented during fiscal 2023.

Strengthening our relationships with key stakeholders

We continue to build our relationship with SASSA through proactive engagement at a local, provincial and national level, to gain a better understanding of their needs and how we can help and improve the delivery of social grants to over 12 million grant recipients.

We have also made good progress on building relationships with our various key stakeholders, be it shareholders, regulators, suppliers and other participants in our sectors.

Investments

There has been no change to the carrying value of our investment in MobiKwik during fiscal 2022. MobiKwik filed its draft red herring prospectus in July 2021, with the original intention of completing its initial public offering in November 2021. MobiKwik decided to delay its initial public offering given prevailing market conditions and will reassess their options as market conditions change. MobiKwik has been focusing on its buy now pay later (“BNPL”) offering and has seen significant growth in that area in the last year. It continues to grow strongly and is also considering plans for raising additional capital privately.

On March 15, 2022, Blue Label Telecoms Limited, the largest shareholder in Cell C, announced that it has concluded a non-binding term sheet (“Umbrella Restructure Term Sheet”) with Cell C and various Cell C financial stakeholders. In terms of the Umbrella Restructure Term Sheet, Cell C will be restructured and refinanced with the purpose of deleveraging its balance sheet, providing it with liquidity with which to operate and grow its businesses and to position itself to achieve long term success for the benefit of its customers, employees, creditors, shareholders, and other stakeholders. The long form agreements, which will be binding, are currently in process of preparation and will incorporate the terms and conditions contained in the Umbrella Restructure Term Sheet. The latest public announcements have indicated that the recapitalization is expected to close by the middle of September 2022. Our investment in Cell C is held at a carrying value of $0 (zero) as of June 30, 2022.

Impact of COVID-19

During the fiscal year, we did not experience any significant disruptions from the COVID-19 outbreak, and the risk relating to the outbreak appears to have substantially reduced.

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

Business Combinations and the Recoverability of Goodwill

A significant component of our growth strategy is to acquire and integrate businesses that complement our existing operations. The purchase price of an acquired business is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. In determining the fair value of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods, including present value modeling. Further, we make assumptions using certain valuation techniques, including discount rates and timing of future cash flows.

We review the carrying value of goodwill annually or more frequently if circumstances indicating impairment have occurred. In performing this review, we are required to estimate the fair value of goodwill that is implied from a valuation of the reporting unit to which the goodwill has been allocated after deducting the fair values of all the identifiable assets and liabilities that form part of the reporting unit. The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units for fiscal 2022 and 2021, we considered entity-specific growth rates, future expected cash flows to be used in our discounted cash flow model, and the weighted-average cost of capital applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.

The results of our impairment tests during fiscal 2022 and 2021 indicated that the fair value of our reporting units exceeded their carrying values and so did not require impairment.

Intangible Assets Acquired Through Acquisitions

The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed the acquisition of Connect during fiscal 2022 where we identified and recognized intangible assets. We used the relief from royalty method to value identified brands and the multi-period excess earnings method to value the integrated platform and identified customer relationships. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value other historic acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

The valuations were based on information available at the time of the acquisition and the expectations and assumptions that were deemed reasonable by us. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows. To the extent actual cash flows vary, revisions to the useful life or impairment of intangible assets may be necessary. Management assess the useful life of the acquired intangible assets upon initial recognition and revisions to the useful life or impairment of these intangible assets may be necessary in the future. For instance, in the recently closed Connect transaction, management has assigned useful lives to the acquired intangible assets as follows: (a) integrated platform – 10 years; (b) customer relationships – 8 years; and (c) brands – 10 years.

Revenue recognition – principal versus agent considerations

We generate revenue from the provision of transaction-processing services through our various platforms and service offerings. We use these platforms to (a) sell prepaid airtime and (b) distribute VAS, including prepaid airtime, prepaid electricity, gaming voucher, and other services, to users of our platforms. The determination of whether we act as a principal or as an agent when providing these services requires a significant amount of judgement and is based on whether (i) we are primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) we have inventory risk before the specified good or service has been transferred to a customer and (iii) we have discretion in establishing the price for the specified good or service. When we are the principal in a transaction, such as when we purchase (and thus control and assume inventory risk) prepaid airtime before selling it to customers utilizing our platform, revenue is reported on a gross basis. When we are an agent in a transaction, such as when we distribute VAS on behalf of our customers, and do not control the good or service to be provided, revenue is recognized based on the amount that we are contractually entitled to receive for performing the distribution service on behalf of our customers using our platform.

Valuation of investment in Cell C

We have elected to measure our investment in Cell C, an unlisted equity security, at fair value using the fair value option. Changes in the fair value of this equity security are recognized in the caption “change in fair value of equity securities” in our audited consolidated statements of operations. The tax impact related to the change in fair value of equity securities is included in income tax expense in our audited consolidated statements of operation. The determination of the fair value of this equity security requires us to make significant judgments and estimates. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Refer to Note 6 of our audited consolidated financial statements regarding the valuation inputs and sensitivity related to our investment in Cell C.

We used a discounted cash flow model to determine the fair value of our investment in Cell C as of June 30, 2022 and 2021, and valued Cell C at $0.0 (zero) as of each of June 30, 2022 and 2021. We utilized the latest approved business plan provided by Cell C management for the period ended December 31, 2026, for the June 30, 2022 and 2021 valuations, and the following key valuation inputs were used:

Weighted Average Cost of Capital:	Between 16% and 24% over the period of the forecast
Long-term growth rate:	3% (3% as of June 30, 2021)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - June 30, 2022:(1)	ZAR 13.5 billion ($0.8 billion), no lease liabilities included
Net adjusted external debt - June 30, 2021:(2)	ZAR 11.2 billion ($0.8 billion), no lease liabilities included

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2022.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2021.

We believe the Cell C business plan is reasonable based on the current performance and the expected changes in the business model. Refer to the sensitivity analysis included in Note 6 to our audited consolidated financial statements related to our valuation of Cell C as of June 30, 2022.

Recoverability of equity securities and equity-accounted investments

We review our equity securities and equity-accounted investments for impairment whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. In performing this review, we are required to estimate the fair value of our equity-accounted investments and other equity securities. The determination of the fair value of these investments requires us to make significant judgments and estimates.

Other equity securities include our investments in MobiKwik and CPS. These equity securities do not have readily determinable fair values and therefore we have elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. If we identify an impairment indicator related to these equity securities, we are required to assess the carrying value of these equity securities against their fair value. We did not identify any impairment indicators during each of fiscal 2022, 2021 and 2020, and therefore did not recognize any impairment losses related to these equity securities during those years.

The determination of the fair value of an investment requires us to make significant judgments and estimates. We are required to base our estimates on assumptions which we believe to be reasonable, but these assumptions may be unpredictable and inherently uncertain.

The Company did not identify any observable transactions during the year ended June 30, 2022, and therefore there was no change in the fair value of MobiKwik during the year. During the year ended June 30, 2021, MobiKwik entered into a number of separate agreements with new shareholders to raise additional capital through the issuance of additional shares. Specifically, we used the following transactions as the basis for our fair value adjustments to our investment in MobiKwik during the year ended June 30, 2021: (i) in early November 2020, $135.54 per share; (ii) in March 2021, $170.33 per share; and (iii) in June 2021, $245.50 per share. We considered each of these transactions to be an observable price change in an orderly transaction for similar or identical equity securities issued by MobiKwik. Accordingly, the carrying value of our investment in MobiKwik increased from $27.0 million as of June 30, 2020, to $76.3 million as of June 30, 2021. The change in the fair value of MobiKwik for the year ended June 30, 2021, of $49.3 million, is included in the caption “Change in fair value of equity securities” in our audited consolidated statement of operations for the year ended June 30, 2021.

We did not identify any impairment indicators during fiscal 2022 and therefore did not recognize any impairment losses related to our equity-accounted investments during that year. We performed impairment assessments during fiscal 2021 and 2020, for certain of our equity-accounted investments following the identification of certain impairment indicators. The results of our impairment tests during fiscal 2021 and 2020, resulted in impairments of $21.1 million and $33.8 million, respectively, related to our equity-accounted investments. These impairments are discussed in Note 9 to our audited consolidated financial statements.

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

Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in the foreseeable future. A valuation allowance is created if it is determined that a deferred tax asset will not be realized in the foreseeable future. Any change to the valuation allowance would be charged or credited to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2022, we recorded a net decrease of $1.7 million, to our valuation allowance, and during fiscal 2021 and 2020, respectively, we recorded a net increase of $1.5 million and $13.4 million. As of June 30, 2022 and 2021, the valuation allowance related to deferred tax assets was $117.1 million and $118.8 million, respectively.

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

We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors. We have also utilized a bespoke adjusted Monte Carlo simulation discounted cash flow model to measure the fair value of restricted stock with market conditions granted to employees and directors. The stock-based compensation cost related to these valuations has been recognized on a straight-line basis. These valuation models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. The fair value calculation is especially sensitive to our valuation assumption with respect to expected volatility. For instance, a 5% increase (to 55%) or decrease (to 45%) in the expected volatility used (of 50%) to value stock options granted in February 2022, would result in a charge that was 9% higher (if 55% were used) or 9% lower (if 45% were used). Net stock-based compensation expense from continuing operations was $3.0 million, $0.3 million and $1.7 million for fiscal 2022, 2021 and 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts receivable related to our Consumer and Merchant segments with respect to sales or rental of hardware, support and maintenance services provided; or sale of licenses to customers; or the provision of transaction processing services to our customers.

Our policy is to regularly review the aging of outstanding amounts due from customers and adjust the provision based on management’s estimate of the recoverability of the amounts outstanding.

Management considers factors including period outstanding, creditworthiness of the customers, past payment history and the results of discussions by our credit department (and in some cases including our sales and finance teams) with the customer. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our customers to make payments when due deteriorate in the future. Judgment is required to assess the ultimate recoverability of these receivables, including ongoing evaluation of the creditworthiness of each customer.

Lending

Consumer microlending

We maintain an allowance for doubtful finance loans receivable related to our Consumer services segment with respect to short-term loans to qualifying customers. Our policy is to regularly review the ageing of outstanding amounts due from borrowers and adjust the provision based on management’s estimate of the recoverability of finance loans receivable. We write off microlending loans and related service fees if a borrower is in arrears with repayments for more than three months or dies.

Credit bureau checks as well as an affordability test are conducted as part of the origination process, both of which being in line with local regulations. We consider this policy to be appropriate because the affordability test we perform takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses. Additional allowances may be required should the ability of our customers to make payments when due deteriorates in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including ongoing evaluation of the creditworthiness of each customer.

Merchant lending

We maintain an allowance for doubtful finance loans receivable related to our Merchant services segment with respect to short-term loans to qualifying merchant customers. Our policy is to regularly review the ageing of outstanding amounts due from these merchants and an allowance is created for the full amount outstanding if the customer is in arrears for more than 15 days. We write off loans and related interest and fees when it is evident that reasonable recovery procedures, including where deemed necessary, formal legal action, have failed.

Our risk management procedures include adhering to our proprietary lending criteria which uses an online-system loan application process, obtaining necessary customer transaction-history data and credit bureau checks. We consider these procedures to be appropriate because it takes into account a variety of factors such as the customer’s credit capacity and customer-specific risk factors when originating a loan.

Recent Accounting Pronouncements

Recent accounting pronouncements adopted

Refer to Note 2 of our audited consolidated financial statements for a full description of recent accounting pronouncements, including the dates of adoption and effects on financial condition, results of operations and cash flows.

Recent accounting pronouncements not yet adopted as of June 30, 2022

Refer to Note 2 of our audited consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2022, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	June 30,
	2022	2021	2020
ZAR : $ average exchange rate	15.2154	15.4146	15.6775
Highest ZAR : $ rate during period	16.2968	17.6866	19.0569
Lowest ZAR : $ rate during period	14.1630	13.4327	13.8973
Rate at end of period	16.2903	14.3010	17.3326

Translation Exchange Rates

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2022, 2021 and 2020, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	June 30,
	2022	2021	2020
Income and expense items: $1 = ZAR	15.1978	15.7162	17.5686
Balance sheet items: $1 = ZAR	16.2903	14.3010	17.3326

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

During November 2021, our chief operating decision maker changed the Company’s operating and internal reporting structures following the establishment of a new management team and the Company’s decision to focus primarily on the South African market. The chief operating decision maker decided to analyze our operating performance primarily based on operational lines which group financial services provided to customers (consumers) into the Consumer operating segment and goods and services provided to corporate and other juristic entities into the Merchant operating segment. Refer to Note 21 in our audited consolidated financial statements for additional information.

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our audited consolidated financial statements is included in Note 21 to those statements. Our chief operating decision maker evaluates segment performance based on segment earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”). We do not allocate depreciation and amortization, impairment of goodwill or other intangible assets, certain lease charges (“Lease adjustments”), non-recurring items (including gains or losses on disposal of investments, fair value adjustments to equity securities, fair value adjustments to currency options), interest income, interest expense, income tax expense or loss from equity-accounted investments to our reportable segments. The Lease adjustments reflect lease charges excluded from the calculation of Segment Adjusted EBITDA and are therefore reported as a reconciling item to reconcile the reportable segments’ Segment Adjusted EBITDA to the Company’s loss before income tax expense. A reconciliation of this Segment Adjusted EBITDA to net income (loss) before income tax is included in Note 21 to our consolidated financial statements. Unless otherwise stated, reference to EBITDA in the discussion below relates to Segment Adjusted EBITDA.

Fiscal 2022 includes consolidation of Connect from April 14, 2022. We deconsolidated CPS from June 1, 2020 and its results are excluded from that date. We disposed of our South Korean operation in the third quarter of fiscal 2020 and it has been presented as a discontinued operation for fiscal 2020. We used the equity method to account for DNI in fiscal 2020. We disposed of FIHRST during the second quarter of fiscal 2020 and its contribution to our reported results is excluded from December 1, 2019. Refer also to Note 3, Note 9 and Note 24 to the audited consolidated financial statements for additional information regarding these transactions.

We analyze our business and operations in terms of three inter-related but independent operating segments: (1) Consumer, (2) Merchant and (3) Other. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations, are included in Corporate/Eliminations.

Fiscal 2022 Compared to Fiscal 2021

The following factors had a significant influence on our results of operations during fiscal 2022 as compared with the same period in the prior year:

• Higher revenue: Our revenues increased 65% in ZAR, primarily due to the contribution from Connect, an increase in hardware sales, an increase in merchant transaction processing fees, and a moderate increase in lending and insurance revenues;

• Lower operating losses: Operating losses decreased, delivering an improvement of 28% in ZAR compared with the prior period primarily due to the positive contribution from Connect, the closure of the loss-making IPG operations and the implementation of various cost reduction initiatives in our Consumer business, which was partially offset by an increase in acquisition related intangible asset amortization and transaction costs. During fiscal 2022, we recorded a reorganization charge of $5.9 million related to the retrenchment process we commenced in January 2022;

• Significant transaction costs: We expensed $6.0 million of transaction costs related to the Connect acquisition; and

• Foreign exchange movements: The U.S. dollar was 3% stronger against the ZAR during fiscal 2022, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In U.S. Dollars
	Year ended June 30,
	2022	2021	$ %
	$ ’000	$ ’000	change
Revenue	222,609	130,786	70%
Cost of goods sold, IT processing, servicing and support	168,317	96,248	75%
Selling, general and administration	74,993	84,063	(11%)
Depreciation and amortization	7,575	4,347	74%
Reorganization costs	5,894	-	nm
Transaction costs related to Connect acquisition	6,025	-	nm
Operating loss	(40,195)	(53,872)	(25%)
Gain related to fair value adjustment to currency options	3,691	-	nm
Loss on disposal of equity-accounted investment	376	13	2,792%
Gain on disposal of equity securities	720	-	nm
Change in fair value of equity securities	-	49,304	nm
Loss on disposal of equity-accounted investment - Bank Frick	-	472	nm
Interest income	2,089	2,416	(14%)
Interest expense	5,829	2,982	95%
Loss before income tax expense	(39,900)	(5,619)	610%
Income tax expense	327	7,560	(96%)
Net loss before loss from equity-accounted investments	(40,227)	(13,179)	205%
Loss from equity-accounted investments	(3,649)	(24,878)	(85%)
Net loss attributable to us	(43,876)	(38,057)	15%

Table 4	In South African Rand
	Year ended June 30,
	2022	2021	ZAR %
	ZAR ’000	ZAR ’000	change
Revenue	3,383,166	2,055,459	65%
Cost of goods sold, IT processing, servicing and support	2,558,047	1,512,653	69%
Selling, general and administration	1,139,728	1,321,151	(14%)
Depreciation and amortization	115,123	68,318	69%
Reorganization costs	89,576	-	nm
Transaction costs related to Connect acquisition	91,567	-	nm
Operating loss	(610,875)	(846,663)	(28%)
Gain related to fair value adjustment to currency options	56,095	-	nm
Loss on disposal of equity-accounted investment	5,714	204	2,701%
Gain on disposal of equity securities	10,942	-	nm
Change in fair value of equity securities	-	774,872	nm
Loss on disposal of equity-accounted investment - Bank Frick	-	7,418	nm
Interest income	31,748	37,970	(16%)
Interest expense	88,587	46,866	89%
Loss before income tax expense	(606,391)	(88,309)	587%
Income tax expense	4,970	118,814	(96%)
Net loss before loss from equity-accounted investments	(611,361)	(207,123)	195%
Loss from equity-accounted investments	(55,457)	(390,988)	(86%)
Net loss attributable to us	(666,818)	(598,111)	11%

The increase in revenue was primarily due to the inclusion of Connect, which has substantial low margin prepaid airtime sales in addition to its core processing revenue, an increase in hardware sales, an increase in merchant transaction processing fees, and moderate increases in lending and insurance revenues.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to the inclusion of Connect, an increase in the cost of hardware sales, higher costs related to transaction fees and an increase in insurance-related claims experience, which were partially offset by the benefits of various cost reduction initiatives in our Consumer business.

In ZAR, the decrease in selling, general and administration expenses was primarily due to lower IPG-related expenses incurred following its closure, some benefits from our cost reduction initiatives, as well as a recalibration, in June 2022, of our allowance for doubtful microlending finance loans receivable, in our Consumer business, from 10% of the lending book outstanding to 6.5% of the lending book, which resulted in a release from the allowance in fiscal 2022. These reductions were partially offset by the inclusion of expenses related to Connect’s operations, higher employee-related expenses related to the expansion of our senior management team, and the year-over-year impact of inflationary increases on employee-related expenses.

Depreciation and amortization expense increased in fiscal 2022 compared with fiscal 2021 due to the inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to the Connect acquisition, as well as the inclusion of depreciation expense related to Connect’s property, plant and equipment.

We embarked on a retrenchment process on January 10, 2022, and incurred reorganization expenses of $5.9 million during fiscal 2022.

Transaction costs related to Connect acquisition includes fees paid to external service providers associated with the contract drafting and negotiations; corporate finance advisory services; legal, financial and tax due diligence activities performed; warranty and indemnity insurance related to the transaction; and other advisory services procured; as well as our portion of the fees paid to competition authorities related to the regulatory filings made in various jurisdictions.

Our operating loss margin in fiscal 2022 and 2021 was (18.1%) and (41.2%), respectively. Adjusting for the restructuring and transaction costs incurred, the underlying operating loss margin in fiscal 2022 was (12.7%). We discuss the components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during fiscal 2021 represents a non-cash fair value adjustment gain related to MobiKwik. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 9 to our consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 6 for the methodology and inputs used in the fair value calculation for Cell C.

Gain related to fair value adjustment to currency options represents the realized gain related to foreign exchange option contracts entered into in November 2021 in order to manage the risk of currency volatility and to fix the USD amount to be utilized for part of the Connect purchase consideration settlement. The foreign exchange option contracts matured on February 24, 2022. Refer to Note 6 to our consolidated financial statements for additional information related to these currency options.

We recorded a gain of $0.7 million related to the disposal of our entire interest in an equity security during fiscal 2022. Refer to Note 9 to our consolidated financial statements for additional information regarding this gain.

We recorded a loss of $0.4 million related to the disposal of a minor portion of our investment in Finbond during fiscal 2022. Refer to Note 9 to our consolidated financial statements for additional information regarding these disposals.

We recorded a loss of $0.5 million related to the disposal of Bank Frick during fiscal 2021.

Interest on surplus cash decreased to $2.1 million (ZAR 31.7 million) from $2.4 million (ZAR 38.0 million), primarily due to the utilization of a significant portion of our surplus cash reserves to acquire Connect as well as lower average daily cash balances in fiscal 2022.

Interest expense increased to $5.8 million (ZAR 88.6 million) from $3.0 million (ZAR 46.9 million), primarily as a result of additional interest expense incurred related to borrowings obtained to partially fund the acquisition of Connect, interest expenses incurred in Connect to fund our cash management, digitization and VAS offerings, and a higher utilization of our facilities to fund our ATMs.

Fiscal 2022 tax expense was $0.3 million (ZAR 5.0 million) compared to $7.6 million (ZAR 118.8 million) in fiscal 2021. Our effective tax rate for fiscal 2022 was impacted by the tax expense recorded by our profitable South African operations, a deferred tax benefit related to acquisition-related intangible asset amortization, non-deductible expenses (including transaction expenses related to the acquisition of Connect), the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

The disposal of certain of our equity-accounted investments in fiscal 2021 and 2020, as well as a number of impairments, has impacted the comparability of our loss from equity-accounted investments. We disposed of our investment in Bank Frick in fiscal 2021. The largest impairment recorded in fiscal 2021 related to our investment in Finbond following a slow-down in its business activity and lower listed share price. Refer to Note 9 to our audited consolidated financial statements for additional information regarding our equity-accounted investments, including disclosure regarding the disposals and impairments. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. The table below presents the relative loss from our equity accounted investments:

Table 5	Year ended June 30,
	2022	2021	$ %
	$ ’000	$ ’000	change
Finbond	(3,665)	(22,009)	(83%)
Share of net (loss) income	(3,665)	(4,359)	(16%)
Impairment	-	(17,650)	nm
Bank Frick	-	1,156	nm
Share of net income	-	1,156	nm
Other	16	(4,025)	nm
Share of net income (loss)	16	(531)	nm
Impairment	-	(3,494)	nm
Total loss from equity-accounted investment	(3,649)	(24,878)	(85%)

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 6	In U.S. Dollars
	Year ended June 30,
	2022	% of	2021	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Revenue:
Consumer	65,932	30%	66,149	51%	(0%)
Merchant	155,366	70%	61,478	47%	153%
Other	1,695	1%	3,318	3%	(49%)
Subtotal: Operating segments	222,993	100%	130,945	100%	70%
Corporate/Eliminations	(384)	-	(159)	-	142%
Consolidated revenue	222,609	100%	130,786	100%	70%
Segment Adjusted EBITDA:
Consumer	(22,232)	78%	(26,303)	58%	(15%)
Merchant	11,305	(39%)	4,728	(10%)	139%
Other	503	(2%)	(10,374)	23%	nm
Total Segment Adjusted EBITDA	(10,424)	36%	(31,949)	70%	(67%)
Corporate/eliminations	(18,241)	64%	(13,428)	30%	36%
Subtotal	(28,665)	100%	(45,377)	100%	(37%)
Less: Lease adjustments	3,955		4,148		(5%)
Less: Depreciation and amortization	7,575		4,347		74%
Total consolidated operating loss	(40,195)		(53,872)		(25%)

Table 7	In South African Rand
	Year ended June 30,
	2022	% of	2021	% of	%
Operating Segment	ZAR ’000	total	ZAR ’000	total	change
Revenue:
Consumer	1,002,021	30%	1,039,611	51%	(4%)
Merchant	2,361,221	70%	966,201	47%	144%
Other	25,760	1%	52,146	3%	(51%)
Subtotal: Operating segments	3,389,002	100%	2,057,958	100%	65%
Corporate/Eliminations	(5,836)	-	(2,499)	-	134%
Consolidated revenue	3,383,166	100%	2,055,459	100%	65%
Segment Adjusted EBITDA:
Consumer	(337,877)	78%	(413,383)	58%	(18%)
Merchant	171,811	(39%)	74,306	(10%)	131%
Other	7,644	(2%)	(163,040)	23%	nm
Total Segment Adjusted EBITDA	(158,422)	36%	(502,117)	70%	(68%)
Corporate/eliminations	(277,223)	64%	(211,037)	30%	31%
Subtotal	(435,645)	100%	(713,154)	100%	(39%)
Less: Lease adjustments	60,107		65,191		(8%)
Less: Depreciation and amortization	115,123		68,318		69%
Total consolidated operating loss	(610,875)		(846,663)		(28%)

Consumer

The underlying decrease in revenue was primarily due to lower processing fees, partially offset by higher insurance and lending revenue and account holder fees. We embarked on a retrenchment process during the third quarter of fiscal 2022 and recorded an expense of $5.9 million which is included in the Segment EBITDA loss, refer to Note 1 to our consolidated financial statements for additional information regarding this process. Segment EBITDA loss, excluding the reorganization charge, has decreased primarily due to the implementation of various cost reduction initiatives and a recalibration, in June 2022, of our allowance for doubtful microlending finance loans receivable from 10% of the lending book outstanding to 6.5% of the lending book, which resulted in a release from the allowance in fiscal 2022, which decreases were partially offset by an increase in insurance-related claims experience.

Our EBITDA loss margin in fiscal 2022 and 2021 was (33.7%) and (39.8%), respectively. After adjusting for the reorganization charge our fiscal 2022 EBITDA loss margin was (24.8%).

Merchant

Segment revenue increased due to the inclusion of Connect for two and a half months and an increase in hardware sales and processing fees. The increase in segment EBITDA is primarily due to the inclusion of Connect, which was partially offset by higher costs related to processing fees and higher employee-related expenses. Connect records a significant proportion of its airtime sales in revenue and cost of sales, while only earning a relatively small margin. This depresses the EBITDA margins shown by the business.

Our EBITDA margin in fiscal 2022 and 2021 was 7.3% and 7.7%, respectively.

Other

Segment revenue decreased due to lower revenue following the closure of IPG in fiscal 2021. We recorded an EBITDA contribution during fiscal 2022 following the closure of our loss-making activities performed through IPG.

Our EBITDA (loss) margin for the Other segment was 29.7% and (312.7%) during fiscal 2022 and 2021, respectively.

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

Our corporate expenses for fiscal 2022 increased compared with fiscal 2021 primarily due to transaction related expenses of $6.0 million (ZAR 91.6 million) related to Connect, legacy processing adjustments of $1.6 million (ZAR 25.7 million), and significantly higher stock-based compensation charges due to the expansion of our senior management team. The legacy processing adjustments represents amounts we identified during the current fiscal quarter related to prior periods that are payable to third parties. Fiscal 2021 corporate expenses included an allowance on doubtful loans receivable from equity-accounted investments of $3.7 million.

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

• Ongoing operating losses: Operating costs were largely in line with the prior period in ZAR due to the largely fixed cost nature of the cost base. As a result, we continue to experience operating losses because of depressed revenues;

• Non-cash increase in fair value of MobiKwik: We recorded a non-cash fair value gain during fiscal 2021 of $49.3 million related to the change in fair value of MobiKwik; and

• Foreign exchange movements: The U.S. dollar was 11% weaker against the ZAR during fiscal 2021, which impacted our reported results.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 8	In U.S. Dollars
	Year ended June 30,
	2021	2020(1)	$ %
	$ ’000	$ ’000	change
Revenue	130,786	144,299	(9%)
Cost of goods sold, IT processing, servicing and support	96,248	102,308	(6%)
Selling, general and administration	84,063	75,256	12%
Depreciation and amortization	4,347	4,647	(6%)
Impairment loss	-	6,336	nm
Operating loss	(53,872)	(44,248)	22%
Change in fair value of equity securities	49,304	-	nm
Loss on disposal of equity-accounted investment	13	-	nm
Loss on disposal of equity-accounted investment - Bank Frick	472	-	nm
Gain on disposal of FIHRST	-	9,743	nm
Loss on disposal of DNI	-	1,010	nm
Loss on deconsolidation of CPS	-	7,148	nm
Interest income	2,416	2,805	(14%)
Interest expense	2,982	7,641	(61%)
Loss before income tax expense	(5,619)	(65,016)	(91%)
Income tax expense	7,560	2,656	185%
Net loss before loss from equity-accounted investments	(13,179)	(67,672)	(81%)
Loss from equity-accounted investments	(24,878)	(29,542)	(16%)
Net loss from continuing operations	(38,057)	(97,214)	(61%)
Net income from discontinued operations	-	6,402	nm
Gain from disposal of discontinued operations, net of tax	-	12,454	nm
Net loss attributable to us	(38,057)	(78,358)	(51%)
Continuing	(38,057)	(97,214)	(61%)
Discontinued	-	18,856	nm

(1) Refer to Note 24 to the audited consolidated financial statements for discontinued operations disclosures.

Table 9	In South African Rand (US GAAP)
	Year ended June 30,
	2021	2020(1)	ZAR %
	ZAR ’000	ZAR ’000	change
Revenue	2,055,459	2,535,131	(19%)
Cost of goods sold, IT processing, servicing and support	1,512,653	1,797,408	(16%)
Selling, general and administration	1,321,151	1,322,142	(0%)
Depreciation and amortization	68,318	81,641	(16%)
Impairment loss	-	111,315	nm
Operating loss	(846,663)	(777,375)	9%
Change in fair value of equity securities	774,872	-	nm
Loss on disposal of equity-accounted investment	204	-	nm
Loss on disposal of equity-accounted investment - Bank Frick	7,418	-	nm
Gain on disposal of FIHRST	-	171,171	nm
Loss on disposal of DNI	-	17,744	nm
Loss on deconsolidation of CPS	-	125,580	nm
Interest income	37,970	49,280	(23%)
Interest expense	46,866	134,242	(65%)
Loss before income tax expense	(88,309)	(1,142,239)	(92%)
Income tax expense	118,814	46,662	155%
Net loss before loss from equity-accounted investments	(207,123)	(1,188,901)	(83%)
Loss from equity-accounted investments	(390,988)	(519,012)	(25%)
Net loss from continuing operations	(598,111)	(1,707,913)	(65%)
Net income from discontinued operations	-	112,474	nm
Gain from disposal of discontinued operations, net of tax	-	218,799	nm
Net loss attributable to us	(598,111)	(1,376,640)	(57%)
Continuing	(598,111)	(1,707,913)	(65%)
Discontinued	-	331,273	nm

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

In ZAR, the decrease in selling, general and administration expense was primarily due to the impact of a weaker U.S. dollar on U.S. dollar-denominated expenses measured in ZAR and lower stock-based compensation charges, which was partially offset by the year-over-year impact of inflationary increases on employee-related expenses, and allowances for doubtful loans receivable from equity-accounted investments created during fiscal 2021.

Depreciation and amortization decreased primarily due to lower overall depreciation related to tangible assets that were fully depreciated during fiscal 2021.

During fiscal 2020, we recorded an impairment loss of $5.6 million related to the impairment of a portion of our EasyPay business unit’s allocated goodwill and a $0.7 million impairment loss related to our Maltese e-money license. Refer to Note 10 of our audited consolidated financial statements for additional information regarding these impairment losses.

Our operating loss margin for fiscal 2021 and 2020 was (41.2%) and (30.7%), respectively. We discuss the components of operating (loss) income margin under “—Results of operations by operating segment.”

The change in fair value of equity securities during fiscal 2021 represents a non-cash fair value gain related to MobiKwik. There was no change in the fair value of equity securities during fiscal 2020. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 9 to our audited consolidated financial statements for the methodology and inputs used in the fair value calculation for MobiKwik and Note 6 for the methodology and inputs used in the fair value calculation for Cell C.

We recorded a loss of $0.5 million related to the disposal of Bank Frick during fiscal 2021, refer to Note 9 to our audited consolidated financial statements for additional information regarding this transaction.

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

Interest expense decreased to $3.0 million (ZAR 46.9) million from $7.6 million (ZAR 134.2 million), primarily as a result of lower borrowings, a reduction in South African interest rates and lower utilization of our ATM facilities because we used our cash reserves to fund our ATMs.

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

The disposal of certain of our equity-accounted investments in the fiscal 2021 and 2020, as well as a number of impairments, has impacted the comparability of our loss from equity-accounted investments. We disposed of our investment in Bank Frick in fiscal 2021 and disposed of our investment in DNI in fiscal 2020. The largest impairment recorded in fiscal 2021 related to our investment in Finbond following a slow-down in its business activity and lower listed share price. The largest impairment recorded in fiscal 2020 related to our investment in Bank Frick following our decision not to exercise our option to take control of the bank. Refer to Note 9 to our audited consolidated financial statements for additional information regarding our equity-accounted investments, including disclosure regarding the disposals and impairments. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. The table below presents the relative loss (earnings) from our equity accounted investments:

Table 10	Year ended June 30,
	2021	2020
	$ ’000	$ ’000	$ % change
Finbond	(22,009)	1,840	nm
Share of net (loss) income	(4,359)	1,840	nm
Impairment	(17,650)		nm
Bank Frick	1,156	(17,273)	nm
Share of net income	1,156	1,421	(19%)
Amortization of intangible assets, net of deferred tax	-	(433)	nm
Impairment	-	(18,261)	nm
DNI	-	(9,744)	nm
Share of net income	-	4,676	nm
Amortization of intangible assets, net of deferred tax	-	(1,350)	nm
Impairment	-	(13,070)	nm
Other	(4,025)	(4,365)	(8%)
Share of net loss	(531)	(1,865)	(72%)
Impairment	(3,494)	(2,500)	40%
Total loss from equity-accounted investments	(24,878)	(29,542)	(16%)

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 11	In U.S. Dollars
	Year ended June 30,
	2021	% of	2020	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Revenue:
Consumer	66,149	51%	70,998	49%	(7%)
Merchant	61,478	47%	68,659	48%	(10%)
Other	3,318	3%	5,041	3%	(34%)
Subtotal: Operating segments	130,945	101%	144,698	100%	(10%)
Corporate/Eliminations	(159)	(1%)	(399)	-	(60%)
Consolidated revenue	130,786	100%	144,299	100%	(9%)
Segment Adjusted EBITDA:
Consumer	(26,303)	58%	(13,989)	47%	88%
Merchant	4,728	(10%)	5,176	(17%)	(9%)
Other	(10,374)	23%	(12,015)	41%	(14%)
Total Segment Adjusted EBITDA	(31,949)	71%	(20,828)	71%	53%
Corporate/eliminations	(13,428)	29%	(8,773)	29%	53%
Subtotal	(45,377)	100%	(29,601)	100%	53%
Less: Lease adjustments	4,148		3,664		13%
Less: Depreciation and amortization	4,347		4,647		(6%)
Less: Impairments	-		6,336		nm
Total consolidated operating loss	(53,872)		(44,248)		22%

Table 12	In South African Rand
	Year ended June 30,
	2021	% of	2020	% of	%
Operating Segment	ZAR ’000	total	ZAR ’000	total	change
Revenue:
Consumer	1,039,610	51%	1,247,336	49%	(17%)
Merchant	966,200	47%	1,206,242	48%	(20%)
Other	52,147	3%	88,563	3%	(41%)
Subtotal: Operating segments	2,057,957	100%	2,542,141	100%	(19%)
Corporate/Eliminations	(2,498)	-	(7,010)	-	(64%)
Consolidated revenue	2,055,459	100%	2,535,131	100%	(19%)
Segment Adjusted EBITDA:
Consumer	(413,383)	58%	(245,767)	47%	68%
Merchant	74,306	(10%)	90,935	(17%)	(18%)
Other	(163,040)	23%	(211,087)	41%	(23%)
Total Segment Adjusted EBITDA	(502,117)	70%	(365,919)	70%	37%
Corporate/eliminations	(211,037)	30%	(154,129)	30%	37%
Subtotal	(713,154)	100%	(520,048)	100%	37%
Less: Lease adjustments	65,191		64,371		1%
Less: Depreciation and amortization	68,318		81,641		(16%)
Less: Impairments	-		111,315		nm
Total consolidated operating loss	(846,663)		(777,375)		9%

Consumer

Segment revenue decreased due to lower account fee revenue, while lending and insurance revenues were moderately higher compared to the prior period. The segment incurred a higher operating loss compared with fiscal 2020 primarily due to the reduction in account fee revenue as well as higher employee-related costs and an increase in insurance claims experience.

Our EBITDA loss margin for fiscal 2021 and 2020 was (39.8%) and (19.7%), respectively.

Merchant

Segment revenue decreased primarily due to fewer prepaid airtime sales and lower volume-driven processing fees. The reduced revenue had a similar impact on costs resulting in the operating profit from Merchant reducing largely in line with the drop in revenue. The loss for fiscal 2020 includes a $1.3 million inventory write-down related to prepaid airtime inventory.

Our EBITDA margin for fiscal 2021 and 2020 was 7.7% and 7.5%, respectively.

Other

Segment revenue decreased due to lower revenue following the closure of IPG in fiscal 2021. Our EBITDA loss in this segment decreased during fiscal 2021 compared with fiscal 2020 due to the closure of IPG, however, we did incur significant costs in fiscal 2021 to exit these activities.

Our EBITDA (loss) margin for the Other segment was (312.7%) and (238.3%) during fiscal 2021 and 2020, respectively.

Corporate/ Eliminations

Our corporate expenses increased primarily due to allowances for doubtful loans receivable from equity-accounted investments created during fiscal 2021 of $3.7 million, higher legal fees, and foreign exchange losses, which were partially offset by lower audit fees in fiscal 2021 and an unrealized foreign exchange gain recognized in fiscal 2020.

Presentation of Quarterly Revenue and Operating (Loss) Income by Segment for Fiscal 2021 and 2020

During the second quarter of fiscal 2022, our chief operating decision maker changed our operating and internal reporting structures following the establishment of a new management team and our decision to focus primarily on the South African market. We have restated previously reported segment information. The tables below present quarterly revenue and operating (loss) income generated by our three reportable segments for fiscal 2021 and 2020, and reconciliations to consolidated revenue and operating (loss) income, as well as the U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:

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

Liquidity and Capital Resources

At June 30, 2022, our cash and cash equivalents were $43.9 million and comprised of ZAR-denominated balances of ZAR 0.5 billion ($32.8 million), U.S. dollar-denominated balances of $9.6 million, and other currency deposits, primarily Botswana pula, of $1.5 million, all amounts translated at exchange rates applicable as of June 30, 2022. The decrease in our unrestricted cash balances from June 30, 2021 was primarily due to utilization of cash reserves to fund a portion of the Connect purchase consideration that was payable in cash, and to fund our operations and payment of reorganization costs, which was partially offset by the receipt of $11.4 million related to the sale of Bank Frick in fiscal 2021 and a $3.7 million gain on foreign currency options.

We generally invest any surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and any surplus cash held by our non-South African companies in U.S. dollar-denominated money market accounts.

Historically, we have financed most of our operations, research and development, working capital, and capital expenditures, as well as acquisitions and strategic investments, through internally generated cash and our financing facilities. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. For instance, in fiscal 2022, we obtained loan facilities from RMB to fund a portion of our acquisition of Connect. Following the acquisition of Connect, we now utilize a combination of short and long-term facilities to fund our operating activities and a long-term asset-backed facility to fund the acquisition of POS devices and safe assets. Refer to Note 12 to our consolidated financial statements for the year ended June 30, 2022, for additional information related to our borrowings.

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of June 30, 2022:

Table 15	RMB Facility E		RMB Indirect		RMB Connect		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft	-	-	-	-	15,221	247,954	-	-
Overdraft restricted as to use(1)	85,941	1,400,000	-	-	-	-	-	-
Total overdraft	85,941	1,400,000	-	-	15,221	247,954	-	-
Indirect and derivative facilities(2)	-	-	8,287	135,000	-	-	9,610	156,566
Total short-term facilities available	85,941	1,400,000	8,287	135,000	15,221	247,954	9,610	156,566

Utilized short-term facilities:
Overdraft	-	-	-	-	14,880	242,399	-	-
Overdraft restricted as to use(1)	51,338	836,310	-	-	-	-	-	-
Indirect and derivative facilities(2)	-	-	313	5,097	-	-	5,654	92,099

RMB interest rate, based on South African prime rate		8.25%				8.15%

(1) Overdraft may only be used to fund ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by RMB and Nedbank to various third parties on our behalf.

Long-term borrowings

We obtained long-term borrowings of ZAR 1.1 billion to partially fund the acquisition of Connect. In contemplation of the Connect transaction, Connect obtained total facilities of ZAR 1.3 billion which were utilized to repay its existing borrowings and to fund a portion of its capital expenditures and to settle obligations under the transaction documents. We also have a long-term borrowing facility, a revolving credit facility, of ZAR 150.0 million which is utilized to fund a portion of our merchant finance loans receivable book. Our total long-term borrowings following the acquisition of Connect are ZAR 2.1 billion, comprising the ZAR 1.0 billion and ZAR 1.1 billion of Connect’s total facilities of ZAR 1.3 billion. Refer to Note 12 to our consolidated financial statements for additional information related to these borrowings.

Restricted cash

We have credit facilities with RMB in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our consolidated statement of cash flows as of June 30, 2022, includes restricted cash of approximately $51.3 million related to cash withdrawn from our debt facility to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.

We have also entered into cession and pledge agreements with Nedbank related to our Nedbank credit facilities and we have ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our consolidated statement of cash flows as of June 30, 2022, includes restricted cash of approximately $9.5 million that has been ceded and pledged. On June 30, 2022, a ZAR 60.0 million bank guarantee issued by Nedbank to a third party expired, and on July 1, 2022 we replaced it with a ZAR 28.0 million bank guarantee issued by RMB to the same third party. In July 2022, we were able to release ZAR 60.0 million in cash held in a pledged bank account with Nedbank which was held as security against the bank guarantee issued by Nedbank, and the ZAR 28.0 million replacement bank guarantee did not require a cash underpin.

Cash flows from operating activities

Net cash used in operating activities during fiscal 2022 was $37.2 million (ZAR 565.3 million) compared to $58.4 million (ZAR 917.4 million) during fiscal 2021. Excluding the impact of income taxes, our cash used in operating activities during fiscal 2022 was impacted by the cash losses incurred by the majority of our continuing operations, the reorganization costs paid during the third quarter of fiscal 2022, and transactions costs paid related to our acquisition of Connect. In fiscal 2022, we absorbed $5 million into working capital compared to a $4.7 million release from working capital in fiscal 2021.

Net cash used in operating activities during fiscal 2021 was $58.4 million (ZAR 917.4 million) compared to $46.0 million (ZAR 723.7 million) generated during fiscal 2020. Excluding the impact of income taxes, our cash used in operating activities during fiscal 2021 was impacted by the cash losses incurred by the majority of our continuing operations and the payment of a $3.6 million settlement (refer to Note 9). Our net cash used in operating activities during fiscal 2020 includes the contribution from our South Korean operations for eight months of $14.6 million (refer to Note 24).

During fiscal 2022, we paid our first provisional South African tax payments of $0.6 million (ZAR 9.1 million) related to our 2022 tax year. During fiscal 2022, we also made our second provisional South African tax payments of $0.7 million (ZAR 10.9 million related to our 2021 tax year and received tax refunds of $0.3 million (ZAR (4.5) million).

During fiscal 2021, we made our first provisional South African tax payments of $0.9 million (ZAR 12.7 million) related to our 2021 tax year. During fiscal 2021, we also made our second provisional South African tax payments of $0.2 million (ZAR 2.9 million related to our 2021 tax year and made an additional tax payment of $0.2 million (ZAR 3.4 million) related to our 2020 tax year. We also paid taxes totaling $15.4 million in other tax jurisdictions, primarily in the U.S.

During fiscal 2020, we made our first provisional South African tax payments of $0.8 million (ZAR 11.9 million) related to our 2020 tax year. During fiscal 2020, we also made our second provisional South African tax payments of $0.5 million (ZAR 8.0 million) related to our 2020 tax year and made an additional tax payment of $0.8 million (ZAR 11.6 million) related to our 2019 tax year. We also paid taxes totaling $4.3 million in other tax jurisdictions, primarily South Korea.

Taxes paid during fiscal 2022, 2021 and 2020 were as follows:

Table 16	Year ended June 30,
	2022	2021	2020	2022	2021	2020
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000
First provisional payments	585	853	825	9,142	12,680	11,934
Second provisional payments	691	209	470	10,929	2,907	8,038
Taxation paid related to prior years	1	205	782	19	3,423	11,620
Tax refund received	(300)	(13)	(1,339)	(4,542)	(225)	(19,245)
Total South African taxes paid	977	1,254	738	15,548	18,785	12,347
Foreign taxes paid	161	15,354	4,263	2,482	256,616	62,302
Total tax paid	1,138	16,608	5,001	18,030	275,401	74,649

We expect to make additional provisional income tax payments in South Africa related to our 2022 tax year in the first quarter of fiscal 2023, however, the amount was not quantifiable as of the date of the filing of this Annual Report on Form 10-K.

Cash flows from investing activities

Cash used in investing activities for fiscal 2022 included capital expenditures of $4.6 million (ZAR 69.3 million), primarily due to the roll out of our new express branches, acquisitions of ATMs and the acquisition of computer equipment. During fiscal 2022, we paid approximately $202.2 million (ZAR 2.9 billion), net of cash acquired, for 100% of Connect. We also received funds totaling approximately $11.4 million related to the sale of Bank Frick in fiscal 2021, proceeds from sale of property, plant and equipment of $4.2 million, and proceeds of $0.9 million and $0.7 million, respectively, related to the sale of minor positions in Finbond and from the disposal of our entire interest in Revix in fiscal 2022.

During fiscal 2021, we paid approximately $4.3 million (ZAR 67.3 million), primarily for the acquisition of motor vehicles, which largely comprised a fleet of customized mobile ATMs used to deliver a service to rural communities, computer equipment and leasehold improvements in South Africa. In February 2021, we disposed of our investment in Bank Frick and received $18.6 million of the $30.0 million sales proceeds, the remainder of which was expected to be received in fiscal 2022 and 2023. We received $20.1 million in September 2020 related to the sale of our South Korean business in fiscal 2020 following the successful refund application of the amounts withheld and paid to the South Korean tax authorities pursuant to that transaction. We received $6.0 due on the remaining deferred sale proceeds related to the fiscal 2020 sale of DNI. We also extended loan funding of $1.0 million to V2 and $0.2 million to Revix.

During fiscal 2020, we paid approximately $5.9 million (ZAR 93.3 million), related to capital expenditures, primarily related to the acquisition of ATMs and computer equipment in South Africa, leasehold improvements in Malta and processing equipment in South Korea to maintain operations. During fiscal 2020, we received a net $192.6 million from the sale of our South Korean business, paid transaction costs related to this disposal of $7.5 million, and received $10.9 million from the sale of FIHRST. We also received $42.5 million related to the sale of the majority of our remaining interest in DNI. We also made a further equity contribution of $2.5 million to V2, extended loan funding of $1.5 million to our equity-accounted investments, and received $4.3 million from DNI related to the settlement of a ZAR 60.0 million loan outstanding as of June 30, 2019.

Cash flows from financing activities

During fiscal 2022, we utilized approximately $570.9 million from our South African overdraft facilities to fund our ATMs and our cash management business through Connect, and repaid $525.5 million of these facilities. We utilized approximately $78.9 million of our long-term borrowings to fund a portion of the acquisition of Connect, to fund our merchant finance loans receivable business, and to fund the acquisition of certain capital expenditures. We repaid approximately $5.6 million of these long-term borrowings. We also received $0.8 million from the exercise of stock options.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2022:

Table 17	Payments due by Period, as of June 30, 2022 (in $ ’000s)
	Total	Less than 1 year	2-3 years	3-5 years	Thereafter
Short-term credit facilities(A)	66,218	66,218	-	-	-
Long-term borrowings
Principal repayments(A)(B)	141,646	6,804	86,628	48,214	-
Interest payments(A)(B)	29,701	10,745	11,964	6,992	-
Operating lease liabilities, including imputed interest(C)	9,819	2,896	3,207	1,991	1,725
Purchase obligations	10,998	10,998	-	-	-
Capital commitments	33	33	-	-	-
Other long-term obligations reflected on our balance sheet(D)(E)	2,466	-	-	-	2,466
Total	260,881	97,694	101,799	57,197	4,191

(A) –  Refer to Note 12 to our audited consolidated financial statements.

(B) –  Long-term borrowings principal repayments for the 3-5 year period includes all unamortized fees as of June 30, 2022. Interest payments based on applicable interest rates as of June 30, 2022, and expected outstanding long-term borrowings over the period. All amounts converted from ZAR to USD using the June 30, 2022, USD/ ZAR exchange rate.

(C) –  Refer to Note 8 to our audited consolidated financial statements.

(D) –  Includes policyholder liabilities of $2.3 million related to our insurance business. All amounts are translated at exchange rates applicable as of June 30, 2022.

(E) –  We have excluded cross-guarantees in the aggregate amount of $5.7 million issued as of June 30, 2022, to RMB and Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

Capital expenditures for the years ended June 30, 2022, 2021 and 2020 were as follows:

	2022	2021	2020	2022	2021	2020
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000
Consumer	1,712	3,433	2,540	26,019	53,954	39,919
Merchant	2,811	829	1,193	42,721	13,029	18,749
Other	35	23	702	532	361	11,033
Total	4,558	4,285	4,435	69,272	67,344	69,701

Our capital expenditures for fiscal 2022, 2021 and 2020, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

All of our capital expenditures for the past three fiscal years were funded through internally-generated funds, except for certain capital expenditures of POS devices and safe assets, made by Connect which were funded through the utilization of asset-backed borrowings. We had outstanding capital commitments as of June 30, 2022, of $0.03 million. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2023 will include limited investments into our ATM infrastructure and branch network in South Africa as well as IT equipment, and through Connect, spending for POS devices, safe assets, vehicles, computer and office equipment. These assets will be funded through the use of internally-generated funds and our asset-backed borrowing arrangement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage our exposure to currency exchange, translation, interest rate, credit, microlending credit and equity price and liquidity risks as discussed below.

Currency Exchange Risk

We are subject to currency exchange risk because we purchase components for safe assets, that we assemble, and inventories that we are required to settle in other currencies, primarily the euro, renminbi, and U.S. dollar. We have used forward contracts in order to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand (“ZAR”), on the one hand, and the U.S. dollar and the euro, on the other hand.

We had no outstanding foreign exchange contracts as of June 30, 2022.

Our outstanding foreign exchange contracts as of June 30, 2021 were as follows:

Table 19
Notional amount ('000)		Strike price		Fair market		Maturity
EUR	5.7	USD	1.1911	USD	1.1859	July 2, 2021

Translation Risk

Translation risk relates to the risk that our results of operations will vary significantly as the U.S. dollar is our reporting currency, but we earn a significant amount of our revenues and incur a significant amount of our expenses in ZAR. The U.S. dollar to the ZAR exchange rate has fluctuated significantly over the past three years. As exchange rates are outside our control, there can be no assurance that future fluctuations will not adversely affect our results of operations and financial condition.

Interest Rate Risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through regular financing activities. Interest rates in South Africa are trending upwards and we expect higher interest rates in the foreseeable future which will increase our cost of borrowing. We periodically evaluate the cost and effectiveness of interest rate hedging strategies to manage this risk. We generally maintain investments in cash equivalents and held to maturity investments and have occasionally invested in marketable securities.

We have short and long-term borrowings in South Africa as described in Note 12 to our consolidated financial statements which attract interest at rates that fluctuate based on changes in the South African prime and 3-month JIBAR interest rates. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2022, as a result of changes in the South African prime and 3-month JIBAR interest rates, using our outstanding short and long-term borrowings as of June 30, 2022. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the interest rates applicable to the borrowings as of June 30, 2022, are shown. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.

Table 20	As of June 30, 2022
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Impact of hypothetical change in interest rates ($ ’000)	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South Africa borrowings	11,885	1%	1,428	13,313
		(1%)	(1,432)	10,453

Credit Risk

Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties. We maintain credit risk policies in respect of our counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty’s financial condition, credit rating, and other credit criteria and risk mitigation tools as our management deems appropriate. With respect to credit risk on financial instruments, we maintain a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of “B” (or its equivalent) or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

Microlending Credit Risk

We are exposed to credit risk in our microlending activities, which provides unsecured short-term loans to qualifying customers. Credit bureau checks as well as an affordability test are conducted as part of the origination process, both of which are in line with local regulations. The affordability test takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

Equity Securities Price Risk

Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold. As of June 30, 2022, we did not have any equity securities that were exchange-traded and held as available for sale. Historically, exchange-traded equity securities held as available for sale were expected to be held for an extended period of time and we were not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remained sound.

The market price of these exchange-traded equity securities may fluctuate for a variety of reasons and, consequently, the amount we may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

Equity Securities Liquidity Risk

Equity liquidity risk relates to the risk of loss that we would incur as a result of the lack of liquidity on the exchange on which those securities are listed. We may not be able to sell some or all of these securities at one time, or over an extended period of time without influencing the exchange-traded price, or at all.

We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

We hold approximately 29.3% of the issued share capital of Finbond which are exchange-traded equity securities, however, from April 1, 2016, we have accounted for them using the equity method. The fair value of these securities of $7.5 million as of June 30, 2022, represented approximately 1.1% of our total assets, including these securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-78 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Group Chief Executive Officer and our Group Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Group Chief Executive Officer and Group Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our Group Chief Executive Officer and Group Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management’s Report on Internal Control Over Financial Reporting

Management, including our Group Chief Executive Officer and our Group Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2022. As permitted by the rules of the SEC, management has excluded Connect from its evaluation for the year ended June 30, 2022, the year of acquisition. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, excluding Connect. As of June 30, 2022, Connect’s total assets represented approximately 14% of our consolidated total assets and approximately 31% of consolidated total current assets. Its total revenues constituted approximately 39% of our consolidated revenue and its operating income constituted approximately (7%) of our consolidated operating loss for the year ended June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As stated above, management hasexcluded Connect from its evaluation of the effectiveness of internal control over financial reporting for the year ended June 30, 2022, the year of acquisition, but continues to evaluate Connect’s internal controlover financial reporting. See Item 1A—“Risk Factors— Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price. Our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2022, excluded the operations of Connect. If we are not able to integrate Connect’s operations into our internal control over financial reporting, our internal control over financial reporting may not be effective” for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lesaka Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lesaka Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated September 9, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche

Deloitte & Touche

Registered Auditors

Johannesburg, South Africa

September 9, 2022

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is set out in Part I, Item 1 under the caption “Our Executive Officers.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2022 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2022 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2022 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2022 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2022 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)The following documents are filed as part of this report

1. Financial Statements

The following financial statements are included on pages F-1 through F-78.

2. Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

2.1

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

			8-K	10.1	November 2, 2021

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	May 17, 2022

3.2	Amended and Restated By-Laws of Lesaka Technologies, Inc.		8-K	3.2	May 17, 2022

4.1	Form of common stock certificate	X

4.2	Description of registrant’s securities	X

10.1*	Form of Restricted Stock Agreement		10-K	10.13	August 23, 2012

10.2*	Form of Stock Option Agreement		10-K	10.14	August 23, 2012

10.3*	Form of Restricted Stock Agreement (non-employee directors)		10-K	10.15	August 23, 2012

10.4*	Form of Indemnification Agreement	X

10.5*	Form of non-employee director agreement		10-K	10.5	August 24, 2017

10.6*	Amended and Restated 2015 Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 2, 2015

10.7*	Contract of Employment, dated as of June 30, 2021, between Net1 Applied Technologies South Africa (Pty) Ltd and Christopher Guy Butt Meyer		8-K	10.1	June 30, 2021

10.8*	Restrictive Covenants Agreement, dated as of June 30, 2021, between Net1 Applied Technologies South Africa (Pty) Ltd and Christopher Guy Butt Meyer		8-K	10.2	June 30, 2021

10.9*	Employment Agreement, dated as of June 30, 2021, between Net 1 UEPS Technologies, Inc. and Christopher Guy Butt Meyer		8-K	10.3	June 30, 2021

10.10*	Restrictive Covenants Agreement, dated as of June 30, 2021, between Net 1 UEPS Technologies, Inc. and Christopher Guy Butt Meyer		8-K	10.4	June 30, 2021

10.11*	Contract of Employment, effective February 5, 2021, between Net1 Applied Technologies South Africa Proprietary Limited and Lincoln Mali		8-K	10.1	February 11, 2021

10.12*	Restrictive Covenants Agreement, effective February 5, 2021, between Net1 Applied Technologies South Africa Proprietary Limited and Lincoln Mali		8-K	10.2	February 11, 2021

10.13*	Contract of Employment, dated as of December 9, 2021, between Net1 Applied Technologies South Africa (Pty) Ltd and Naeem Kola		8-K	10.1	December 10, 2021

10.14*	Restrictive Covenants Agreement, dated as of December 9, 2021, between Net1 Applied Technologies South Africa (Pty) Ltd and Naeem Kola		8-K	10.2	December 10, 2021

10.15*	Employment Agreement, dated as of December 9, 2021, between Net 1 UEPS Technologies, Inc. and Naeem Kola		8-K	10.3	December 10, 2021

10.16*	Restrictive Covenants Agreement, dated as of December 9, 2021, between Net 1 UEPS Technologies, Inc. and Naeem Kola		8-K	10.4	December 10, 2021

10.17*	Contract of Employment, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.80	March 1, 2018

10.18*	Restrictive Covenants Agreement, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.81	March 1, 2018

10.19*	Employment Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith		8-K	10.82	March 1, 2018

10.20*	Restrictive Covenants Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith		8-K	10.83	March 1, 2018

10.21*	Addendum to Contract of Employment, dated as of December 9, 2021, between Net1 Applied Technologies South Africa (Pty) Ltd and Alex M.R. Smith		8-K	10.5	December 10, 2021

10.22*	Amendment to Employment Agreement, dated as of December 9, 2021, between Net 1 UEPS Technologies, Inc. and Alex M.R. Smith		8-K	10.6	December 10, 2021

10.23*	First Amendment to Restrictive Covenant Agreements, dated as of December 9, 2021		8-K	10.7	December 10, 2021

10.24*	Consulting Agreement, dated August 5, 2020, by and between the Company and Ali Mazanderani		8-K	10.2	August 5, 2020

10.25	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013		10-Q	10.25	May 9, 2013

10.26	Addendum to the Lease Agreement made and entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated 14 June 2022	X

10.27	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013		8-K	10.27	December 19, 2013

10.28	Letter from Nedbank Limited to Net1 Applied Technologies South Africa Proprietary Limited and certain of its subsidiaries, dated December 7, 2016		8-K	10.50	December 9, 2016

10.29	Policy Agreement, dated April 11, 2016, among the Company and the IFC Investors		8-K	10.32	April 12, 2016

10.30	Cooperation Agreement, dated May 13, 2020, by and between Net 1 UEPS Technologies, Inc. and VCP (Proprietary) Limited		8-K	10.1	May 14, 2020

10.31	Amendment No. 1 to Cooperation Agreement, dated December 9, 2020, by and between Net 1 UEPS Technologies, Inc. and Value Capital Partners (Pty) Ltd		8-K	10.1	December 10, 2020

10.32	Amendment No. 2 to Cooperation Agreement, dated March 22, 2022, by and between Net 1 UEPS Technologies, Inc. and Value Capital Partners (Pty) Ltd	X

10.33	Securities Purchase Agreement, dated March 22, 2022, among Net1 UEPS Technologies, Inc., Net1 Applied Technologies South Africa Proprietary Limited and Value Capital Partners Proprietary Limited	10-Q	10.58	May 10, 2022

10.34	Cell C Shareholders Agreement, dated as of June 19, 2017, by and between Albanta Trading 109 Proprietary Limited, the parties identified on Schedule 1.1.55 thereto, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited	8-K	10.69	June 26, 2017

10.35	Senior Facility E Agreement, dated September 26, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent	8-K	10.96	October 2, 2018

10.36	Letter of Amendment, dated August 2, 2021, among Net1 Applied Technologies South Africa Proprietary Limited and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as lender, related to the amendment to the Senior Facility E Agreement	8-K	10.1	August 2, 2021

10.37	Fourth Amendment and Restatement Agreement, dated January 24, 2022, between Net1 Applied Technologies South Africa Proprietary Limited (as borrower), with Net 1 UEPS Technologies, Inc. Holdco), arranged by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (the Arranger), and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as Original Senior Lender), with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent), and Main Street 1692 (RF) Proprietary Limited (as Debt Guarantor)	8-K	10.1	January 28, 2022

10.38	Senior Facility F Agreement, dated September 4, 2019, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) as a lender, Nedbank Limited (acting through its Corporate and Investment Banking division), as a lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent	8-K	10.103	September 13, 2019

10.39	Pledge and Cession in Security, dated September 4, 2019, given by Net1 Applied Technologies South Africa Proprietary Limited, as cedent, in favor of Main Street 1692 (RF) Proprietary Limited, as cessionary in respect of certain Shares	8-K	10.104	September 13, 2019

10.40	Senior Facility G Agreement, dated January 24, 2022, R750,000,000 Senior Term Facility Agreement for Net1 Applied Technologies South Africa Proprietary Limited (as borrower), provided by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as lender), with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent)	8-K	10.2	January 28, 2022

10.41	Senior Facility H Agreement, dated January 24, 2022, R350,000,000 Senior Term Facility Agreement for Net1 Applied Technologies South Africa Proprietary Limited (as borrower), provided by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as lender), with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent)		8-K	10.3	January 28, 2022

10.42	Letter Agreement to amend the CTA and Senior Facility G Agreement, dated March 22, 2022, between Net1 Applied Technologies South Africa Proprietary Limited and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as facility agent		8-K	10.1	March 28, 2022

10.43	Letter Agreement to amend the CTA and Senior Facility H Agreement, dated March 22, 2022, between Net1 Applied Technologies South Africa Proprietary Limited and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as facility agent		8-K	10.2	March 28, 2022

10.44	Facilities Agreement, dated 24 January 2022, between Cash Connect Management Solutions Proprietary Limited (as Borrower), arranged by FirstRand Bank Limited (acting through its Rand Merchant Bank Division) (as Mandated Lead Arranger) and FirstRand Bank Limited (acting through its Rand Merchant Bank Division) (as Facility Agent)		10-Q	10.55	May 10, 2022

10.45	Letter Agreement to amend Cash Connect Management Solutions Proprietary Limited Facilities Agreement, dated March 22, 2022, between Cash Connect Management Solutions Proprietary Limited Facilities and FirstRand Bank Limited (acting through its Rand Merchant Bank Division) (in its capacity as Facilities Agent)		10-Q	10.56	May 10, 2022

10.46	Second Letter Agreement to amend Cash Connect Management Solutions Proprietary Limited Facilities Agreement, dated April 12, 2022, between Cash Connect Management Solutions Proprietary Limited Facilities and FirstRand Bank Limited (acting through its Rand Merchant Bank Division) (in its capacity as Facilities Agent)		10-Q	10.57	May 10, 2022

14	Code of Ethics	X

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL and continued in Exhibit 101)	X

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESAKA TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer

Chris G.B. Meyer
Group Chief Executive Officer and Director

Date: September 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kuben Pillay	Chairman of the Board and Director	September 9, 2022
Kuben Pillay

/s/ Chris G.B. Meyer	Group Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2022
Chris G.B. Meyer

/s/ Naeem E. Kola	Group Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	September 9, 2022
Naeem E. Kola

/s/ Antony C. Ball	Director	September 9, 2022
Antony C. Ball

/s/ Nonkululeko N. Gobodo	Director	September 9, 2022
Nonkululeko N. Gobodo

/s/ Ian O. Greenstreet	Director	September 9, 2022
Ian O. Greenstreet

/s/ Javed Hamid	Director	September 9, 2022
Javed Hamid

/s/ Steven J. Heilbron	Director	September 9, 2022
Steven J. Heilbron

/s/ Lincoln C. Mali	Director	September 9, 2022
Lincoln C. Mali

/s/ Ali Mazanderani	Director	September 9, 2022
Ali Mazanderani

/s/ Monde Nkosi	Director	September 9, 2022
Monde Nkosi

/s/ Ekta Singh-Bushell	Director	September 9, 2022
Ekta Singh-Bushell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lesaka Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lesaka Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Connect – Fair Value of the Intangible Assets Acquired

Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Connect, for a cash consideration of $258.9 million on April 14, 2022. The Company accounted for the acquisition of Connect as a business combination. Accordingly, the Company allocated the purchase price between tangible and intangible assets acquired and liabilities assumed based on estimated fair values, with any residual of the purchase price recorded as goodwill. The fair values assigned to the integrated platform, customer relationships and brand of Connect were $143.0 million, $20.5 million and $16.0 million, respectively.

Management estimated the fair value of the integrated platform and identified customer relationships using the multi-period excess earnings method and of the brand using the relief from royalty method. The multi-period excess earnings method valuations required management to make significant estimates and assumptions related to the selection of the attrition rates, useful lives and discount rates. The relief from royalty method valuation required management to make significant estimates and assumptions related to the selection of the royalty rates and discount rates.

We identified the fair value of the intangible assets acquired as a critical audit matter because of the significant judgments, estimates and assumptions made by management to estimate their fair value, including the need to involve a management specialist. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the attrition rates, useful lives, royalty rates and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures on the valuation method and assumptions related to the selection of the attrition rates, useful lives and discount rates for the integrated platform and customer relationships and related to the selection of the royalty rates and discount rates for the brands included the following, among others:

• We compared the forecasts of future attrition rates, useful lives and royalty rates to historical performance of the acquired business and internal communications by management to the Board of Directors.

• With the assistance of our fair value specialists, we evaluated the valuation methodologies and the reasonableness of the technology attrition rates, customer attrition rates, useful lives, royalty rates and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the technology attrition rates, customer attrition rates, useful lives and royalty rates selected by management.

Revenue – Revenue recognition - principal versus agent consideration in Connect

Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Connect on April 14, 2022. As a result of this acquisition, the Company expanded its offerings to include the sale of prepaid airtime and the provision of value added services, including the distribution of prepaid airtime, prepaid electricity, and gaming vouchers through their various platforms and service offerings. The determination of whether the Company acts as a principal or as an agent when providing these products and services requires a significant amount of judgement and is based on whether the Company:

(i) is primarily responsible for fulfilling the promise to provide the specified goods or service,

(ii) has inventory risk before the specified good or service has been transferred to a customer and

(iii) has discretion in establishing the price for the specified good or service.

Revenue recognized from these expanded products and services for the year ended June 30, 2022 was $70.2 million and is included in the total Connect revenue of $86.2 million. This judgement is noted as a critical accounting policy and referred to in Note 2.

We identified revenue recognition relating to these products and services based on the Company's principal versus agent conclusion, as a critical audit matter because of the significant judgement made by management in reaching its conclusions.

This required complex auditor judgment, and an increased extent of audit effort in performing procedures, to evaluate the reasonableness of management's judgments in reaching this conclusion.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition from these products and services included the following, among others:

• We obtained and read source documents for the products and services, including agreements and other documents that evidenced the customer arrangement.

• We evaluated the appropriateness of management's revenue recognition policy, including principal versus agent considerations by analyzing the Company's accounting memorandum related to the arrangement as well as by performing corroborative management inquiries and analyzing operational practices in connection with the Company's contract execution.

• With the assistance of our accounting specialists, we evaluated management's revenue recognition accounting conclusions.

/s/ Deloitte & Touche

Deloitte & Touche

Registered Auditors

Johannesburg, South Africa

September 9, 2022

We have served as the Company's auditor since 2004.

LESAKA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

as of June 30, 2022 and 2021

	June 30,	June 30,
	2022	2021
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,940	$198,572
Restricted cash related to ATM funding and short-term credit facilities (Note 12)	60,860	25,193
Accounts receivable, net and other receivables (Note 4)	28,898	26,583
Finance loans receivable, net (Note 4)	33,892	21,142
Inventory (Note 5)	34,226	22,361
Total current assets before settlement assets	201,816	293,851
Settlement assets	15,916	466
Total current assets	217,732	294,317
PROPERTY, PLANT AND EQUIPMENT, NET (Note 7)	24,599	7,492
OPERATING LEASE RIGHT-OF-USE (Note 8)	7,146	4,519
EQUITY-ACCOUNTED INVESTMENTS (Note 9)	5,861	10,004
GOODWILL (Note 10)	162,657	29,153
INTANGIBLE ASSETS, NET (Note 10)	156,702	357
DEFERRED INCOME TAXES	3,776	622
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 9 and 11)	78,092	81,866
TOTAL ASSETS	656,565	428,330

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 12)	51,338	14,245
Short-term credit facilities (Note 12)	14,880	-
Accounts payable	18,572	7,113
Other payables (Note 13)	34,362	27,588
Operating lease liability - current (Note 8)	2,498	2,822
Current portion of long-term borrowings (Note 12)	6,804	-
Income taxes payable	2,140	256
Total current liabilities before settlement obligations	130,594	52,024
Settlement obligations	15,276	466
Total current liabilities	145,870	52,490
DEFERRED INCOME TAXES	54,211	10,415
OPERATING LEASE LIABILITY - LONG TERM (Note 8)	4,827	1,890
LONG-TERM BORROWINGS (Note 12)	134,842	-
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 11)	2,466	2,576
TOTAL LIABILITIES	342,216	67,371
COMMITMENTS AND CONTINGENCIES (Note 22)	-	-
REDEEMABLE COMMON STOCK (Note 14)	79,429	84,979

EQUITY
COMMON STOCK (Note 14)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - 2022: 62,324,321; 2021: 56,716,620	83	80

PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: 2022: - ; 2021: -	-	-
ADDITIONAL PAID-IN-CAPITAL	327,891	301,959
TREASURY SHARES, AT COST: 2022: 24,891,292; 2021: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 15)	(168,840)	(145,721)
RETAINED EARNINGS	362,737	406,613
TOTAL LESAKA EQUITY	234,920	275,980
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	234,920	275,980

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$656,565	$428,330

See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

for the years ended June 30, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands, except per share data)

REVENUE (Note 16)	$222,609	$130,786	$144,299
Services rendered	178,846	95,398	110,627
Loan-based fees received	22,444	20,511	19,955
Sale of goods	21,319	14,877	13,717

EXPENSE

Cost of goods sold, IT processing, servicing and support	168,317	96,248	102,308
Selling, general and administration	74,993	84,063	75,256
Depreciation and amortization	7,575	4,347	4,647
Transaction costs related to Connect acquisition (Note 3)	5,894	-	-
Reorganization costs	6,025	-	-
Impairment loss (Note 10)	-	-	6,336

OPERATING LOSS	(40,195)	(53,872)	(44,248)

GAIN RELATED TO FAIR VALUE ADJUSTMENT TO CURRENCY OPTIONS (Note 6)	3,691	-	-

GAIN ON DISPOSAL OF EQUITY SECURITIES (Note 9)	720	-	-

LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 9)	376	13	-

CHANGE IN FAIR VALUE OF EQUITY SECURITIES (Note 6 and 9)	-	49,304	-

LOSS ON DISPOSAL OF BANK FRICK (Note 9)	-	472	-

GAIN ON DISPOSAL OF FIHRST (Note 3)	-	-	9,743

LOSS ON DISPOSAL OF DNI (Note 9)	-	-	1,010

LOSS ON DECONSOLIDATION OF CPS (Note 3)	-	-	7,148

TERMINATION FEE PAID TO CANCEL BANK FRICK OPTION (Note 9)	-	-	17,517

INTEREST INCOME	2,089	2,416	2,805

INTEREST EXPENSE	5,829	2,982	7,641

LOSS BEFORE INCOME TAX EXPENSE	(39,900)	(5,619)	(65,016)

INCOME TAX EXPENSE (Note 18)	327	7,560	2,656

LOSS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS	(40,227)	(13,179)	(67,672)

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 9)	(3,649)	(24,878)	(29,542)

NET LOSS FROM CONTINUING OPERATIONS	(43,876)	(38,057)	(97,214)

NET INCOME FROM DISCONTINUED OPERATIONS (Note 24I)	-	-	6,402
GAIN ON DISPOSAL OF DISCONTINUED OPERATION, net of tax (Note 24)	-	-	12,454

NET LOSS	(43,876)	(38,057)	(78,358)

NET (LOSS) INCOME ATTRIBUTABLE TO LESAKA	(43,876)	(38,057)	(78,358)
Continuing	(43,876)	(38,057)	(97,214)
Discontinued	$-	$-	$18,856

Net (loss) earnings per share, in United States dollars (Note 19):
Basic (loss) earnings attributable to Lesaka shareholders	$(0.75)	$(0.67)	$(1.37)
Continuing	$(0.75)	$(0.67)	$(1.70)
Discontinued	$-	$-	$0.33
Diluted (loss) earnings attributable to Lesaka shareholders	$(0.75)	$(0.67)	$(1.37)
Continuing	$(0.75)	$(0.67)	$(1.70)
Discontinued	$-	$-	$0.33

See Notes to audited Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

for the years ended June 30, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)

Net loss	$(43,876)	$(38,057)	$(78,358)

Other comprehensive income (loss), net of taxes:
Movement in foreign currency translation reserve	(25,413)	27,178	(35,070)
Movement in foreign currency translation reserve related to equity-accounted investments (Note 15)	1,239	(1,967)	2,227
Release of foreign currency translation reserve related to disposal of Finbond equity securities (Note 9 and Note 15)	587	-	-
Release of foreign currency translation reserve related to liquidation of subsidiaries (Note 15)	468	605	-
Release of foreign currency translation reserve related to disposal of Bank Frick (Note 9 and Note 15)	-	(2,462)	-
Release of foreign currency translation reserve related to deconsolidation of CPS (Note 3 and Note 15)	-	-	32,451
Release of foreign currency translation reserve related to disposal of Net1 Korea (Note 3 and Note 15)	-	-	14,228
Release of foreign currency translation reserve related to disposal of DNI (Note 3, Note 9 and Note 15)	-	-	11,323
Release of foreign currency translation reserve related to disposal of FIHRST (Note 3 and Note 15)	-	-	1,578
Total other comprehensive income (loss), net of taxes	(23,119)	23,354	26,737

Comprehensive loss	(66,995)	(14,703)	(51,621)
Comprehensive loss attributable to Lesaka	$(66,995)	$(14,703)	$(51,621)

See accompanying notes to consolidated financial statements

LESAKA TECHNOLOGIES, INC.

Consolidated Statement of Changes in Equity for the year ended June 30, 2020 (dollar amounts in thousands)

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock
Balance – July 1, 2019	81,459,717	$80	(24,891,292)	$(286,951)	56,568,425	$276,997	$523,028	$(195,812)	$317,342	$-	$317,342	$107,672

Restricted stock granted	568,000				568,000				-		-

Stock-based compensation charge (Note 17)						1,873			1,873		1,873

Reversal of stock-based compensation charge (Note 17)	(17,500)				(17,500)	(145)			(145)		(145)

Stock-based compensation charge related to equity-accounted investment						71			71		71

Transfer from redeemable common stock to additional paid-in-capital (Note 14)						22,693			22,693	-	22,693	(22,693)

Net loss							(78,358)		(78,358)	-	(78,358)

Other comprehensive income (Note 15)								26,737	26,737	-	26,737

Balance – June 30, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

LESAKA TECHNOLOGIES, INC.

Consolidated Statement of Changes in Equity for the year ended June 30, 2021 (dollar amounts in thousands)

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock
Balance – July 1, 2020	82,010,217	$80	(24,891,292)	$(286,951)	57,118,925	$301,489	$444,670	$(169,075)	$290,213	$-	$290,213	$84,979

Restricted stock granted	254,560				254,560				-		-

Exercise of stock options	17,335				17,335	53			53		53

Stock-based compensation charge (Note 17)						1,430			1,430		1,430

Reversal of stock-based compensation charge (Note 17)	(674,200)				(674,200)	(1,086)			(1,086)		(1,086)

Stock-based compensation charge related to equity-accounted investment (Note 9)						(25)			(25)		(25)

Proceeds from disgorgement of shareholders' short-swing profits (Note 23)						98			98		98

Net loss							(38,057)		(38,057)	-	(38,057)

Other comprehensive income (Note 15)								23,354	23,354	-	23,354

Balance – June 30, 2021	81,607,912	$80	(24,891,292)	$(286,951)	56,716,620	$301,959	$406,613	$(145,721)	$275,980	$-	$275,980	$84,979

LESAKA TECHNOLOGIES, INC.

Consolidated Statement of Changes in Equity for the year ended June 30, 2022 (dollar amounts in thousands)

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock
Balance – July 1, 2021	81,607,912	$80	(24,891,292)	$(286,951)	56,716,620	$301,959	$406,613	$(145,721)	$275,980	$-	$275,980	$84,979

Stock issued	3,185,079	3			3,185,079	16,655			16,658		16,658

Restricted stock granted	2,278,643				2,278,643	-			-		-

Exercise of stock options	249,521				249,521	760			760		760

Stock-based compensation charge (Note 17)						3,082			3,082		3,082

Reversal of stock-based compensation charge (Note 17)	(105,542)				(105,542)	(120)			(120)		(120)

Stock-based compensation charge related to equity-accounted investment (Note 9)						5			5		5

Transfer from redeemable common stock to additional paid-in-capital (Note 14)						5,550			5,550		5,550	(5,550)

Net loss							(43,876)		(43,876)	-	(43,876)

Other comprehensive loss (Note 15)								(23,119)	(23,119)	-	(23,119)

Balance – June 30, 2022	87,215,613	$83	(24,891,292)	$(286,951)	62,324,321	$327,891	$362,737	$(168,840)	$234,920	$-	$234,920	$79,429

See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

for the years ended June 30, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)

Cash flows from operating activities
Net loss	$(43,876)	$(38,057)	$(78,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,575	4,347	13,299
Impairment loss (Note 10)	-	-	6,336
Movement in allowance for doubtful accounts receivable	1,551	110	743
Fair value adjustment related to financial liabilities	(466)	840	(340)
(Profit) Loss on disposal of property, plant and equipment	(2,849)	480	(127)
Stock-based compensation charge (Note 17)	2,962	344	1,728
Inventory net realizable value adjustment (Note 5)		-	1,298
Change in fair value of equity securities (Note 6 and 9)	-	(49,304)	-
Gain on disposal of equity securities (9)	(720)	-	-
Loss on disposal of equity-accounted investment (9)	376	13	-
Loss on disposal of Bank Frick (9)	-	472	-
Gain on disposal of discontinued operation (Note 3)	-	-	(12,454)
Gain on disposal of FIHRST (Note 3)	-	-	(9,743)
Loss on deconsolidation of CPS (Note 3)	-	-	7,148
Loss on disposal of DNI (Note 3)	-	-	1,010
Interest payable	9	(1)	1,758
Facility fee amortized (Note 12)	251	-	-
Loss from equity-accounted investments (Note 9)	3,649	24,878	29,542
Movement in allowance for doubtful loans to equity-accounted investments	38	4,739	1,035
Dividends received from equity-accounted investments	155	194	3,549
Decrease in accounts receivable and finance loans receivable	9,055	3,751	8,818
(Increase) Decrease in inventory	(4,820)	1,279	(19,328)
Decrease in accounts payable and other payables	(8,851)	(335)	(139)
Increase (Decrease) in taxes payable	1,087	(17,210)	(1,427)
(Decrease) Increase in deferred taxes	(2,324)	5,089	(393)
Net cash used in operating activities	(37,198)	(58,371)	(46,045)

Cash flows from investing activities
Capital expenditures	(4,558)	(4,285)	(5,938)
Proceeds from disposal of property, plant and equipment	4,217	571	578
Acquisitions, net of cash acquired (Note 3)	(202,159)	-	-
Proceeds from disposal of equity-accounted investment - Bank Frick (Note 9)	11,390	18,568	-
Proceeds from disposal of equity-accounted investment (Note 9)	865	-	-
Proceeds from disposal of equity securities (Note 9)	720	-	-
Proceeds from disposal of Net1 Korea, net of cash disposed (Note 3)	-	20,114	192,619
Transaction costs paid related to disposal of Net1 Korea (Note 3)	-	-	(7,458)
Proceeds from disposal of DNI as equity-accounted investment (Note 9 and Note 20)	-	6,010	42,477
Transaction costs paid related to disposal of DNI as equity-accounted investment (Note 9)	-	-	(1,010)
Loans to equity-accounted investment (Note 9)	-	(1,238)	(1,230)
Repayment of loans by equity-accounted investments	-	134	4,268
Proceeds from disposal of subsidiaries, net of cash disposed (Note 3 and Note 20)	-	-	10,895
Deconsolidation of CPS - cash disposed (Note 3)	-	-	(328)
Investment in equity-accounted investments (Note 9)	-	-	(2,500)
Net change in settlement assets	(4,163)	7,901	(9,256)
Net cash (used in) provided by investing activities	(193,688)	47,775	223,117

Cash flows from financing activities
Proceeds from bank overdraft (Note 12)	570,862	360,083	689,763
Repayment of bank overdraft (Note 12)	(525,459)	(365,440)	(747,935)
Long-term borrowings utilized (Note 12)	78,851	-	14,798
Repayment of long-term borrowings (Note 12)	(5,581)	-	(14,503)
Non-refundable deal origination fees/ guarantee fees (Note 12)	(1,307)	-	(148)
Proceeds from exercise of stock options	759	53	-
Proceeds from disgorgement of shareholders' short-swing profits (Note 23)	-	124	-
Finance lease capital repayments	-	-	(69)
Net change in settlement obligations	4,134	(7,901)	9,256
Net cash provided by (used in) financing activities	122,259	(13,081)	(48,838)

Effect of exchange rate changes on cash	(10,338)	14,957	(17,260)
Net (decrease) increase in cash, cash equivalents and restricted cash	(118,965)	(8,720)	110,974
Cash, cash equivalents and restricted cash – beginning of period	223,765	232,485	121,511
Cash, cash equivalents and restricted cash – end of period (Note 20)	$104,800	$223,765	$232,485

See accompanying notes to consolidated financial statements

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Lesaka Technologies, Inc. (“Lesaka” and collectively with its consolidated subsidiaries, the “Company”), formerly named Net 1 UEPS Technologies, Inc., was incorporated in the State of Florida on May 8, 1997. The Company is a provider of financial technology, or fintech, products and services, primarily in South Africa and neighboring countries, to unbanked and underbanked consumers, and fintech solutions for merchants operating in formal and informal markets. The Company provides cash management and digitization services and card acquiring to merchants, and has developed and provides secure transaction technology solutions and services, and offers transaction processing, including bill payment and value-added services (including prepaid airtime and electricity products) and financial solutions to its customers.

Basis of presentation

The accompanying consolidated financial statements include subsidiaries over which Lesaka exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reorganization charge - financial services restructuring

The Company has incurred significant losses since its contract to distribute social grants expired in September 2018. A strategic imperative for the Company is to return its South African consumer business to a breakeven position and then profitability as soon as possible. As part of a cost optimization review completed in late calendar 2021, the Company performed a review of its labor structure and determined that a number of its defined employee roles would need to be terminated due to redundancy. The Company embarked on a retrenchment process pursuant to Section 189A of the South African Labour Relations Act (“Labour Act”) on January 10, 2022. The Company incurred cash costs of approximately $6.7 million (ZAR 103.4 million) during the third quarter of fiscal 2022, principally consisting of severance and related payments and the payment of unutilized leave days. The Company recorded an expense of $5.9 million in the caption reorganization costs in the Company’s consolidated statement of operations for the year ended June 30, 2022. The primary difference between the reorganization charge amount and the total cash paid relates to leave pay which was accrued in prior periods.

July 2021 civil unrest in South Africa

Two of South Africa’s nine provinces experienced significant civil unrest in July 2021 resulting in mass looting, loss of life, disruption of transport and supply routes, and widespread destruction of property. In total 337 South Africans lost their lives in the unrest – fortunately none of the Company’s employees were injured or harmed. There was widespread damage to bank and ATM infrastructure in the affected provinces. In total approximately 1,800 ATMs and 300 branches were damaged across the industry, and the Banking Association of South Africa (“BASA”), estimates that total damage to banking infrastructure amounted to ZAR 1.6 billion. The South African Special Risks Insurance Association (“SASRIA”), a public enterprise and a non-life insurance company that provides coverage for damage caused by special risks such as politically motivated malicious acts, riots, strikes, terrorism and public disorders, estimates that the total damage to property across South Africa will be between ZAR 19.0 billion and ZAR 20.0 billion.

The Company suffered damage at 19 of its branches and to 173 ATMs. The disruption and related closure of branches also impacted the Company’s efforts to grow EPE customer numbers. The Company also saw an impact on transaction volumes through its ATMs with July 2021 volumes 13% lower than June 2021, and August 2021 3% lower than July 2021.

The Company’s insurance claims to recover the cost to repair and replace its branches and ATMs have been met in full, with the Company receiving ZAR 38.6 million from SASRIA during the year ended June 30, 2022.

As a result of the disruption to ATM coverage and availability, BASA and the South Africa’s banks agreed that the fee which customers pay to utilize other banks’ ATMs would be waived for August and September 2021. The Company lost transaction fee revenue of approximately ZAR 6.0 million ($0.4 million) during the year ended June 30, 2022, as a result of this decision.

Impact of events involving Russia and Ukraine

The Company does not expect its operations to be significantly impacted by events unfolding in the Ukraine. The Company believes that these events may adversely impact South African gross domestic product and rates of inflation as a result of the recent increases in crude oil prices, which is likely to impact economic activity in South Africa and therefore indirectly affect the Company. It may also lead to higher input prices for certain of the goods and services the Company procures.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Impact of COVID-19 on the Company’s business

The Company’s business has previously been impacted by government restrictions and quarantines related to COVID-19. South Africa operates with a five-level COVID-19 alert system, with Level 1 being the least restrictive and Level 5 being the most restrictive. South Africa operated at Level 3 during most of the first quarter of fiscal 2022, and primarily at adjusted Level 1 until the restrictions ceased to be in operation on April 4, 2022. These restrictions had a limited impact on the Company’s businesses. South Africa is currently subject to limited COVID-19 restrictions following the lifting of the National State of Disaster in South Africa on April 5, 2022. These restrictions are also expected to have a limited impact on the Company’s business

.

The broader implications of COVID-19 on the Company’s results of operations and overall financial performance continue to remain uncertain. While the Company has not incurred significant disruptions thus far from the COVID-19 outbreak, apart from the two months in April and May 2020 when loan origination was curtailed, the Company is unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity and duration of any further outbreak, actions that may be taken by governmental authorities, the impact on the Company’s customers and other factors. The Company will continue to evaluate the nature and extent of the impact on its business, consolidated results of operations, and financial condition.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The financial statements of entities which are controlled by Lesaka, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated as a result of these requirements during the years ended June 30, 2022, 2021 and 2020.

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

Translation of foreign currencies

The primary functional currency of the consolidated entities is the South African Rand (“ZAR”) and the Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in total equity. The Company releases the foreign currency translation reserve included in accumulated other comprehensive income attributable to a foreign entity upon sale or complete, or substantially complete, liquidation of the investment in that foreign entity and includes the release in the gain or loss reported related to the sale or liquidation of the foreign entity.

Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in selling, general and administration expense on the Company’s consolidated statement of operations for the period.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and funds deposited in bank accounts with financial institutions that are liquid, unrestricted and readily available. Cash that is restricted as to use is classified as restricted cash and includes cash in certain bank accounts that have been ceded to Nedbank Limited (“Nedbank”) as well as cash drawn under the Company’s borrowings and used to fund its ATMs, refer to Note 12.

Allowance for doubtful accounts receivable

Allowance for doubtful finance loans receivable

The Company regularly reviews the ageing of outstanding amounts due from borrowers and adjusts the allowance based on management’s estimate of the recoverability of the finance loans receivable. The Company writes off microlending finance loans receivable and related service fees and interest if a borrower is in arrears with repayments for more than three months or dies. The Company writes off merchant and working capital finance receivables and related fees when it is evident that reasonable recovery procedures, including where deemed necessary, formal legal action, have failed.

Allowance for doubtful accounts receivable

A specific provision is established where it is considered likely that all or a portion of the amount due from customers renting safe assets, point of sale (“POS”) equipment, receiving support and maintenance or transaction services or purchasing licenses or SIM cards from the Company will not be recovered. Non-recoverability is assessed based on a review by management of the ageing of outstanding amounts, the location and the payment history of the customer in relation to those specific amounts.

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

Safe assets8 years

Computer equipment3 to 8 years

Office equipment2 to 10 years

Vehicles3 to 8 years

Furniture and fittings3 to 10 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in income.

Leases

The Company determines whether an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU”), operating lease liability - current, and operating lease liability – long term in its consolidated balance sheets. The Company does not have any significant finance leases as of June 30, 2022 and 2021, respectively, but its policy is to include finance leases in property and equipment, other payables, and other long-term liabilities in its consolidated balance sheets.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases (continued)

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

Equity-accounted investments

The Company uses the equity method to account for investments in companies when it has significant influence but not control over the operations of the company. Under the equity method, the Company initially records the investment at cost and thereafter adjusts the carrying value of the investment to recognize its proportional share of the equity-accounted company’s net income or loss. In addition, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee is added to the current basis of the Company’s previously held interest and the equity method would be applied subsequently from the date on which the Company obtains the ability to exercise significant influence over the investee.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis and at any other time if events or circumstances change that would more likely than not reduce the fair value of the reporting unit’s goodwill below its carrying amount.

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

Intangible assets

Intangible assets are shown at cost less accumulated amortization. Intangible assets are amortized over the following useful lives:

Customer relationships1 to 15 years

Software, integrated platform and unpatented technology3 to 10 years

FTS patent10 years

Exclusive licenses7 years

Brands and trademarks3 to 20 years

Intangible assets are periodically evaluated for recoverability, and those evaluations take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt and equity securities

Debt securities

The Company is required to classify all applicable debt securities as either trading securities, available for sale or held to maturity upon investment in the security.

Trading

Debt securities acquired by the Company which it intends to sell in the short-term are classified as trading securities and are initially measured at fair value. These debt securities are subsequently measured at fair value and realized and unrealized gains and losses from these trading securities are included in the Company’s consolidated statement of operations. Classification of a debt security as a trading security is not precluded simply because the Company does not intend to sell the security in the short term. The Company had no debt securities that were classified as trading securities as of June 30, 2022 and 2021, respectively.

Available for sale

Debt securities acquired by the Company that have readily determinable fair values are classified as available for sale if the Company has not classified them as trading securities or if it does not have the ability or positive intent to hold the debt security until maturity. The Company is required to make an election to account for these debt securities as available for sale. These available for sale debt securities are initially measured at fair value. These debt securities are subsequently measured at fair value with unrealized gains and losses from available for sale investments in debt securities reported as a separate component of accumulated other comprehensive income, net of deferred income taxes, in shareholders’ equity. The Company had no debt securities that were classified as available for sale securities as of June 30, 2022 and 2021, respectively.

Held to maturity

Debt securities acquired by the Company which it has the ability and the positive intent to hold to maturity are classified as held to maturity debt securities. The Company is required to make an election to classify these debt securities as held to maturity and these securities are carried at amortized cost. The amortized cost of held to maturity debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest received from the held to maturity security together with this amortization is included in interest income in the Company’s consolidated statement of operations. The Company had a held to maturity security as of June 30, 2022 and 2021, respectively, refer to Note 4.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt and equity securities (continued)

Equity securities

Equity securities are measured at fair value. Changes in the fair value of equity securities are recorded in the Company’s consolidated statement of operations within the caption titled “change in fair value of equity securities”. The Company may elect to measure equity securities without readily determinable fair values at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (“cost minus changes in observable prices equity securities”). There were no changes in the fair value of the Company’s cost minus changes in observable prices equity securities during the year ended June 30, 2022 and 2020, respectively. Changes in the fair value of the Company’s cost minus changes in observable prices equity securities during the year ended June 30, 2021, are discussed in Note 9. The Company performs a qualitative assessment on a quarterly basis and recognizes an impairment loss if there are sufficient indicators that the fair value of the equity security is less than its carrying value.

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

Redeemable common stock

Common stock that is redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of Company is presented outside of total Lesaka equity (i.e. permanent equity). Redeemable common stock is initially recognized at issuance date fair value and the Company does not adjust the issuance date fair value if redemption is not probable. The Company re-measures the redeemable common stock to the maximum redemption amount at the balance sheet date once redemption is probable. Reduction in the carrying amount of the redeemable common stock is only appropriate to the extent that the Company has previously recorded increases in the carrying amount of the redeemable equity instrument as the redeemable common stock may be not be carried at an amount that is less than the initial amount reported outside of permanent equity.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

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

Nature of products and services

Telecom products and services

The Company purchases airtime for resale to customers and acts as a principal in these transactions. The Company recognizes revenue as the airtime is delivered to the customer.

Processing fees

The Company earns processing fees from transactions processed for its customers. The Company provides its customers with transaction processing services that involve the collection, transmittal and retrieval of all transaction data in exchange for consideration upon completion of the transaction. In certain instances, the Company also provides a funds collection and settlement service for its customers. The Company also provides customers with cash management and digitization services which enables its merchant customers to deposit cash into digital vaults (safe assets) operated by the Company, after which the funds are then electronically accessible by customers to either transfer to their nominated bank account or to pay certain pre-selected suppliers. The Company considers each of these services as a single performance obligation. The Company’s contracts specify a transaction price for services provided. Processing revenue fluctuates based on the type and the volume of transactions processed. Revenue is recognized on the completion of the processed transaction.

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

The Company, as a transaction processor and in the capacity of an agent, facilitates the delivery value added services (“VAS”) to its customers (including prepaid airtime, prepaid electricity and gaming vouchers) and earns a commission once these services are delivered to the customer. Revenue from these transactions fluctuates based on the volume of VAS services distributed.

Account holder fees

The Company provides bank accounts to customers and this service is underwritten by a regulated banking institution because the Company is not a bank. The Company charges its customers a fixed monthly bank account administration fee for all active bank accounts regardless of whether the account holder has transacted or not. The Company recognizes account holder fees on a monthly basis on all active bank accounts. Revenue from account holders’ fees fluctuates based on the number of active bank accounts.

Lending revenue

The Company provides short-term loans to customers (consumers) in South Africa and charges up-front initiation fees and monthly service fees. Initiation fees are recognized using the effective interest rate method, which requires the utilization of the rate of return implicit in the loan, that is, the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan. Monthly service fee revenue is recognized under the contractual terms of the loan. The monthly service fee amount is fixed upon initiation and does not change over the term of the loan.

Interest earned from customers

The Company provides short-term loans to merchants in South Africa and levies interest on the amount lent. The Company does not charge these customers up-front initiation fees or monthly service fees. Interest earned from customers is recognized using the effective interest rate method, which requires the utilization of the rate of return implicit in the loan, that is, the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan. The interest rate included in the contract with the customer generally changes with changes to benchmark rates of interest set by the South African Reserve Bank.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

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

Research and development expenditure

Research and development expenditure is charged to net income in the period in which it is incurred. During the years ended June 30, 2022, 2021 and 2020, the Company incurred research and development expenditures of $0.5 million, $0.3 million and $1.6 million, respectively.

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

Income taxes

The Company provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2022, 2021 and 2020, using the enacted statutory tax rate in South Africa of 28%.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Stock-based compensation represents the cost related to stock-based awards granted. The Company measures equity-based stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. In respect of awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting. The expense is recorded in the statement of operations and classified based on the recipients’ respective functions. The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in income tax expense in the consolidated statement of operations.

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

Settlement assets and settlement obligations

The Company provides customers with cash management and digitization services which enable its merchant customers to deposit cash into digital vaults (safe assets) operated by the Company, after which the funds are then electronically accessible by customers to either transfer to their nominated bank account or to pay certain pre-selected suppliers.

Settlement assets comprise (1) cash received from merchant customers from cash deposits into the Company’s safe assets, which are then electronically accessible by customers to either transfer to their nominated bank account or to pay certain pre-selected suppliers, (2) cash received from credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services that are the Company’s customers and on whose behalf it processes the transactions between various parties, and (3), up until the sale of FIHRST, refer to Note 24, cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer.

Settlement obligations comprise (1) amounts that the Company is obligated to disburse to merchant customers or to their nominated pre-selected suppliers, (2) amounts that the Company is obligated to disburse to merchants selling goods and services that are the Company’s customers and on whose behalf it processes the transactions between various parties and settles the funds from the credit card companies to the Company’s merchant customers, and (3), up until the sale of FIHRST, amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

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

Recent accounting pronouncements not yet adopted as of June 30, 2022

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

3.ACQUISITIONS

The Company did not make any acquisitions during the years ended June 30, 2021 and 2020. The cash paid, net of cash received related to the Company’s acquisition during the year ended June 30, 2022, is summarized in the table below:

2022
Total cash paid	$240,582
Less: cash acquired	38,423
Total cash paid, net of cash received(1)	$202,159

(1) – represents the cash paid, net of cash acquired, to acquire a controlling interest in the Connect.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.ACQUISITIONS (continued)

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

The total purchase consideration was ZAR 3.8 billion ($258.9 million), comprising ZAR 3.5 billion ($240.6 million) in cash, contingent consideration of ZAR 23.8 million ($1.6 million), and ZAR 241.9 million ($16.7 million) in 3,185,079 shares of the Company’s common stock. The contingent consideration related to a tax matter which was resolved in July 2022, and the consideration is expected to be settled in cash in September 2022. The contingent consideration is included in the caption other payables in the Company’s consolidated balance sheet as of June 30, 2022, refer to Note 13. The 3,185,079 shares of common stock will be issued in three equal tranches on each of the first, second and third anniversaries of the closing and was calculated as ZAR 350.0 million divided by the sum of $7.50 multiplied by the closing date exchange rate (as defined in the Sale Agreement) of $1:ZAR 14.65165. The fair value of the purchase consideration settled in shares of common stock of $16.7 million was calculated as 3,185,079 shares of Lesaka common stock multiplied by the April 13, 2022 closing price on the NasdaqGS of $5.23.

The closing of the transaction was subject to customary closing conditions, including (i) approval from the competition authorities of South Africa, Namibia and Botswana, (ii) exchange control approval from the financial surveillance department of the South African Reserve Bank, and (iii) obtaining certain third-party consents. In addition, the closing of the transaction was subject to entry into definitive financing agreements by each of Net1 SA and CCMS for an aggregate of ZAR 2.4 billion in debt financing provided by Rand Merchant Bank and satisfying the conditions precedent for funding thereunder, of which ZAR 1.1 billion relates to the financing agreements described below and ZAR 1.3 billion related to finance agreements signed between CCMS and RMB. Of the ZAR 1.3 billion related to CCMS, approximately ZAR 250 million related to new debt as part of the funding of the acquisition. The definitive loan agreements became effective upon closing the transaction, refer to Note 12.

The South African competition authorities approved the transaction subject to certain public interest conditions relating to employment, increasing the spread of ownership by historically disadvantaged people (“HDPs”) and workers, and investing in supplier and enterprise development. Further to increasing the spread of ownership by HDPs, Lesaka is required to establish an employee share ownership scheme (“ESOP”) within 24 months of the implementation of the Connect acquisition that complies with certain design principles for the benefit of the workers of the merged entity to receive a shareholding in Lesaka equal in value to at least 3% of the issued shares, or approximately 1.8 million shares, in Lesaka at the date of the Connect acquisition. If within 24 months of the implementation date of the transaction, Lesaka generates a positive net profit for three consecutive quarters, the ESOP shall increase to 5% of the issued shares, or approximately 3.0 million shares, in Lesaka at the date of the Connect acquisition. The final structure of the ESOP is contingent on Lesaka shareholder approval and relevant regulatory and governance approvals. The ESOP had not been established as of the date of the consolidated annual financial statements.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.ACQUISITIONS (continued)

2022 Acquisitions (continued)

April 2022 acquisition of Connect (continued)

The preliminary purchase price allocation of the Connect acquisition, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

Connect
April 2022
Cash and cash equivalents	$38,423
Accounts receivable	24,032
Finance loans receivable	15,706
Inventory	11,431
Property, plant and equipment	20,872
Operating lease right of use asset	753
Equity-accounted investment	73
Goodwill	153,693
Intangible assets	179,484
Deferred income taxes assets	2,284
Short term facilities	(16,903)
Accounts payable	(27,914)
Other payables	(4,793)
Operating lease liability – current	(434)
Current portion of long – term borrowings	-
Income taxes payable	(982)
Deferred income taxes liabilities	(50,255)
Operating lease liability - long-term	(319)
Long-term borrowings	(86,960)
Settlement assets	13,561
Settlement liabilities	(12,875)
Fair value of assets and liabilities on acquisition	$258,877

The preliminary purchase price allocation is based on management estimates as of June 30, 2022, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet completed its allocation of the goodwill to the underlying identified reporting units. The Company expects to finalize the purchase price allocation on or before December 31, 2022.

Summarized below is the fair value of the Connect intangible assets acquired and the weighted-average amortization period:

	Fair value as of acquisition date	Weighted-average amortization period (in years)
Finite-lived intangible asset:
Acquired during the year ended June 30, 2022:
Connect – integrated platform	$142,981	10
Connect – customer relationships	20,516	8
Connect –brands	$15,987	10

On acquisition, the Company recognized a deferred tax liability of approximately $50.3 million related to the acquisition of Connect intangible assets during the year ended June 30, 2022.

The Company incurred transaction-related expenditures of $6.0 million during the year ended June 30, 2022, related to the acquisition of Connect.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.ACQUISITIONS (continued)

2022 Acquisitions (continued)

April 2022 acquisition of Connect (continued)

Pro forma results related to acquisition

The results of Connect’s operations are reflected in the Company’s financial statements from April 14, 2022. The following unaudited pro forma revenue and net income information has been prepared as if the acquisition of Connect had occurred on July 1, 2020:

	Unaudited Year ended June 30,
	2022	2021
Revenue	$509,727	$424,704
Net loss	$(56,232)	$(68,367)

The unaudited pro forma financial information presented above includes the business combination accounting and other effects from the acquisition including (1) amortization expense related to acquired intangibles and the related deferred tax; (2) the loss of interest income, net of taxation, as a result of funding a portion of the purchase price in cash; (3) an increase in interest expense resulting from the long-term borrowing obtained to fund a portion of the purchase price, (4) stock-based compensation charges related to restricted stock and restricted stock units granted to Connect employees, and (5) an adjustment to exclude all applicable transaction-related costs recognized in the Company’s consolidated statement of operations for the year ended June 30, 2022. The unaudited pro forma net income presented above does not include any cost savings or other synergies that may result from the acquisition.

The unaudited pro forma information as presented above is for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on these dates.

Since the closing of the acquisition, Connect has contributed revenue of $86.2 million and a net loss, including transaction-related interest expense and intangible assets amortization related to assets acquired, net of deferred taxes, of $3.2 million.

2021 Acquisitions

None.

2020 Acquisitions

None.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of June 30, 2022, and June 30, 2021, are presented in the table below:

	June 30,	June 30,
	2022	2021

Accounts receivable, trade, net	$13,904	$10,493
Accounts receivable, trade, gross	14,413	10,760
Allowance for doubtful accounts receivable, end of period	509	267
Beginning of period	267	253
Reversed to statement of operations	(133)	(182)
Charged to statement of operations	779	232
Utilized	(154)	(59)
Foreign currency adjustment	(250)	23

Current portion of amount outstanding related to sale of interest in Bank Frick (Note 9)	-	7,500
Loans provided to Carbon, net of allowance: 2022: $3,000; 2021: $3,000	-	-
Current portion of total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Other receivables	14,994	8,590
Total accounts receivable, net	$28,898	$26,583

Accounts receivable, trade, gross includes amounts due from customers from the provision of transaction processing services, from the sale of hardware, software licenses and SIM cards and rentals from safe assets and POS equipment. The Company did not record any bad debt expense during the year ended June 30, 2021 and 2020, respectively and bad debts incurred were written off against the allowance for doubtful accounts receivable.

Current portion of amount outstanding related to sale of interest in Bank Frick represents the amount due from the purchaser related to the sale of Bank Frick, refer to Note 9 for additional information regarding the sale. The Company received the first scheduled repayment of $7.5 million in October 2021 and the remaining amount of $3.9 million was settled in May 2022, two months ahead of its scheduled July 2022 due date. The total amount received during the year ended June 30, 2022, was $11.4 million.

The loan of $3.0 million provided to Carbon Tech Limited (“Carbon”), an equity-accounted investment, was scheduled to be repaid before June 30, 2020, however, Carbon requested a payment holiday as a result of the impact of the COVID-19 pandemic on its business. The parties had not agreed to new repayment terms as of June 30, 2022. However, the Company acknowledges the unexpected and ongoing challenges facing Carbon and determined in June 2021 to create an allowance for doubtful loans receivable of $3.0 million due to these circumstances and ongoing operating losses incurred by Carbon.

Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes represents the investment in a note which matured in August 2022 and formed part of Cell C’s capital structure. The carrying value as of each of June 30, 2022 and 2021, respectively was $0 (nil). The note is included in other long-term assets as of June 30, 2021 (refer to Note 9).

No interest income from the Cedar Cellular note was recorded during the years ended June 30, 2022, 2021 and 2020, respectively. Interest, if any, on this investment will only be paid, at Cedar Cellular’s election, on its maturity which is in the process of being extended beyond its original date of August 2022.

The Company does not expect to recover the amortized cost basis of the Cedar Cellular notes due to its assessment that the equity in Cell C currently has no value which would result in there being no future cash flows to be collected from the debt security on maturity. The recoverability of the debt security will be affected by the proposed recapitalization of Cell C, which is also expected to extend the maturity date of the instrument. The Company could not calculate an effective interest rate on the Cedar Cellular note because the carrying value was zero ($0.0 million) as of June 30, 2022 and 2021. The Company therefore could not calculate the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of 24.82%) because there are no future cash flows to discount.

Other receivables includes prepayments, deposits, income taxes receivable and other receivables, as well as transactions-switching funds receivables of $3.3 million which the Company considers recoverable.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of June 30, 2022:

	Cost basis	Estimated fair value(1)
Due in one year or less	$-	$-
Due in one year through five years(2)	-	-
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$-	$-

(1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the Company’s portion of the assets held by Cedar Cellular, namely, Cedar Cellular’s investment in Cell C.

(2) The cost basis is zero ($0.0 million).

Finance loans receivable, net

The Company’s finance loans receivable, net, as of June 30, 2022, and June 30, 2021, is presented in the table below:

	June 30,	June 30,
	2022	2021

Microlending finance loans receivable, net	$20,058	$21,142
Microlending finance loans receivable, gross	21,452	23,491
Allowance for doubtful finance loans receivable, end of period	1,394	2,349
Beginning of period	2,349	1,858
Reversed to statement of operations	(805)	(1,004)
Charged to statement of operations	1,268	2,060
Utilized	(1,179)	(967)
Foreign currency adjustment	(239)	402

Merchant finance loans receivable, net	13,834	-
Merchant finance loans receivable, gross	14,131	-
Allowance for doubtful finance loans receivable, end of period	297	-
Beginning of period	-	-
Charged to statement of operations	442	-
Utilized	-	-
Foreign currency adjustment	(145)	-

Working capital finance loans receivable, net	-	-
Working capital finance loans receivable, gross	-	-
Allowance for doubtful finance loans receivable, end of period	-	-
Beginning of period	-	5,800
Utilized	-	(5,800)

Total finance loans receivable, net	$33,892	$21,142

Total finance loans receivable, net, comprises microlending finance loans receivable related to the Company’s microlending operations in South Africa as well as its merchant finance loans receivable related to Connect’s lending activities in South Africa.

Gross microlending finance loans receivable as of June 30, 2022, was lower than as of June 30, 2021, due to the weaker ZAR compared to the U.S. dollar. In ZAR terms, the loan book increased over the same period by approximately 4%. During the year ended June 30, 2022, the Company adjusted its microlending finance loans receivable allowance provision from 10% of the gross book to 6.5% of the gross book as a result of evidence of lower actual losses incurred on the book which has resulted in an improvement in the collection rate.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4. ACCOUNTS RECEIVABLE, net and OTHER RECEIVABLES and FINANCE LOANS RECEIVABLE, net (continued)

Finance loans receivable, net (continued)

Merchant finance loans receivable, net, comprises finance loans receivable as of June 30, 2022, related to the Company’s lending operations in South Africa to merchants through Connect. Certain merchant finance loans receivable have been pledged as security for the Company’s revolving credit facility (refer to Note 12).

The Company had no working capital finance loans receivable, net as of June 30, 2022 and 2021. The Company created an allowance for doubtful working capital finance loans receivable related to a receivable due from a customer based in the United States during the year ended June 30, 2018. The Company commenced legal proceedings against the customer in 2018. The customer was then engaged in bankruptcy proceedings. In December 2020, the Company withdrew its claim lodged in the bankruptcy proceedings because it did not believe it would recover the receivable via these proceedings, or via any other process. During the year ended June 30, 2021, the Company utilized the entire allowance for doubtful working capital finance loans receivable against the outstanding receivable.

5.INVENTORY

The Company’s inventory comprised the following categories as of June 30, 2022, and 2021.

	June 30,	June 30,
	2022	2021

Raw materials	$2,446	$-
Work in progress	147	-
Finished goods	31,633	22,361
	$34,226	$22,361

As of June 30, 2022 and 2021, finished goods includes $13.7 million and $16.5 million, respectively, of Cell C airtime inventory that was previously classified as finished goods subject to sale restrictions.

In support of Cell C’s liquidity position, the Company has limited the resale of this airtime to its own distribution channels until such time as Cell C’s recapitalization process is concluded. In light of the dynamics in the wholesale airtime inventory market as of June 30, 2020, the Company believed the net realizable value of certain airtime inventory held as of June 30, 2020, measured at amounts reflecting existing market conditions, was below its cost. Accordingly, the Company recorded a loss of $1.3 million during the year ended June 30, 2020, related to this airtime inventory. The Company believes that these market dynamics in the wholesale airtime inventory market continue as of June 30, 2022 and 2021, respectively, but no further adjustment is necessary.

6. Fair value of financial instruments

Fair value of financial instruments

Initial recognition and measurement

Financial instruments are recognized when the Company becomes a party to the transaction. Initial measurements are at cost, which includes transaction costs.

Risk management

The Company manages its exposure to currency exchange, translation, interest rate, credit, microlending credit and equity price and liquidity risks as discussed below.

Currency exchange risk

The Company is subject to currency exchange risk because it purchases components for safe assets, that the Company assembles, and inventories that it is required to settle in other currencies, primarily the euro, renminbi, and U.S. dollar. The Company has used forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand (“ZAR”), on the one hand, and the U.S. dollar and the euro, on the other hand.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6. Fair value of financial instruments (continued)

Risk management (continued)

Translation risk

Translation risk relates to the risk that the Company’s results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns a significant amount of its revenues and incurs a significant amount of its expenses in ZAR. The U.S. dollar to the ZAR exchange rate has fluctuated significantly over the past three years. As exchange rates are outside the Company’s control, there can be no assurance that future fluctuations will not adversely affect the Company’s results of operations and financial condition.

Interest rate risk

As a result of its normal borrowing activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. Interest rates in South Africa are trending upwards and the Company expects higher interest rates in the foreseeable future which will increase its cost of borrowing. The Company periodically evaluates the cost and effectiveness of interest rate hedging strategies to manage this risk. The Company generally maintains surplus cash in cash equivalents and held to maturity investments and has occasionally invested in marketable securities.

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

Microlending credit risk

The Company is exposed to credit risk in its microlending activities, which provides unsecured short-term loans to qualifying customers. Credit bureau checks as well as an affordability test are conducted as part of the risk management process, both of which are in accordance with local regulations. The affordability test takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of June 30, 2022 and 2021, respectively, and valued Cell C at $0.0 (zero) at each of June 30, 2022, and 2021. The Company believes the Cell C business plan utilized in the Company’s valuation is reasonable based on the current performance and the expected changes in Cell C’s business model. The Company incorporates the payments under Cell C’s lease liabilities into the cash flow forecasts and assumes that Cell C’s deferred tax assets would be utilized over the forecast period. The Company utilized the latest revised business plan provided by Cell C management for the period ended December 31, 2025, for the June 30, 2022 valuation, and an earlier version of the business plan for the period ended December 31, 2025 for the June 30, 2021 valuation.

The following key valuation inputs were used as of June 30, 2022 and 2021:

Weighted Average Cost of Capital ("WACC"):	Between 16% and 24% over the period of the forecast
Long-term growth rate:	3% (3% as of June 30, 2021)
Marketability discount:	10%
Minority discount:	15%
Net adjusted external debt - June 30, 2022:(1)	ZAR 13.5 billion ($0.8 billion), no lease liabilities included
Net adjusted external debt - June 30, 2021:(2)	ZAR 11.2 billion ($0.8 billion), no lease liabilities included

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2022.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2021.

The fair value of Cell C as of June 30, 2022, utilizing the discounted cash flow valuation model developed by the Company is sensitive to the following inputs: (i) the ability of Cell C to achieve the forecasts in their business case; (ii) the weighted average cost of capital (“WACC”) rate used; and (iii) the minority and marketability discount used. Utilization of different inputs, or changes to these inputs, may result in a significantly higher or lower fair value measurement.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 1.9% increase and 3.2% decrease in the WACC rate and the EBITDA margins used in the Cell C valuation on June 30, 2022, all amounts translated at exchange rates applicable as of June 30, 2022:

Sensitivity for fair value of Cell C investment	1.9% increase(A)	3.2% decrease(A)
WACC rate	$-	$431
EBITDA margin	$28	$-

(A) the carrying value of the Cell C investment is not impacted by a 1.0% increase or a 1.0% decrease and therefore the impact of a 1.9% increase and a 3.2% decrease is presented.

The fair value of the Cell C shares as of June 30, 2022, represented approximately 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

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

The Company had no outstanding foreign exchange contracts as of June 30, 2022.

The Company’s outstanding foreign exchange contracts as of June 30, 2021 were as follows:

Notional amount ('000)		Strike price		Fair market		Maturity
EUR	5.7	USD	1.1911	USD	1.1859	July 02, 2021

Derivative transactions - Foreign exchange option contracts

The Company held a significant amount of U.S. dollars during the current year and intended to use a portion of these funds to settle part of the purchase consideration related to the Connect acquisition. The purchase consideration was expected to be settled in ZAR. Accordingly, the Company entered into foreign exchange option contracts with FirstRand Bank Limited acting through its Rand Merchant Bank division (“RMB”) in November 2021 in order to manage the risk of currency volatility and to fix the ZAR amount to be utilized for part of the purchase consideration settlement. These foreign exchange option contracts, also known as synthetic forwards, are over-the-counter derivative transactions (Level 2). RMB’s long-term credit rating is “BB”. The Company used quoted prices in active markets for similar assets and liabilities to determine fair value of the foreign exchange option contracts (Level 2).

The Company marked-to-market the synthetic forwards as of December 31, 2021, using a Black-Scholes option pricing model which determined the respective fair value of the options utilizing current market parameters. During the year ended June 30, 2022, the Company recorded a net gain of $3.7 million, which comprised a net gain of $6.1 million (which includes the reversal of the $2.4. million unrealized loss which was previously recognized) recorded during the three months ended March 2022, and the unrealized loss of $2.4 million recorded during the three months ended December 31, 2021. The net gain is included in the caption gain related to fair value adjustment to currency options in the Company’s consolidated statements of operations for the year ended June 30, 2022.

The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2022, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	371	-	-	371
Fixed maturity investments (included in cash and cash equivalents)	1,196	-	-	1,196
Total assets at fair value	$1,567	$-	$-	$1,567

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.Fair value of financial instruments (continued)

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

There have been no transfers in or out of Level 3 during the years ended June 30, 2022, 2021 and 2020, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the years ended June 30, 2022 and 2021. Summarized below is the movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2022:

Carrying value
Assets
Balance as of June 30, 2021	$-
Foreign currency adjustment(1)	-
Balance as of June 30, 2022	$-

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar on the carrying value.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2021:

Carrying value
Assets
Balance as at June 30, 2020	$-
Foreign currency adjustment(1)	-
Balance as of June 30, 2021	$-

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar on the carrying value.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

Assets and liabilities measured at fair value on a nonrecurring basis

The Company measures equity investments without readily determinable fair values at fair value on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value and the excess is determined to be other-than-temporary. Refer to Note 9 for impairment charges recorded during the reporting periods presented herein. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

7. PROPERTY, PLANT AND EQUIPMENT, net

Summarized below is the cost, accumulated depreciation and carrying amount of property, plant and equipment as of June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Cost
Safe assets	$16,275	$-
Computer equipment	32,814	33,476
Furniture and office equipment	7,549	7,492
Motor vehicles	3,195	5,059
Plant and machinery	15	-
	$59,848	$46,027

Accumulated depreciation:
Safe assets	939	-
Computer equipment	26,420	29,662
Furniture and office equipment	6,060	6,587
Motor vehicles	1,829	2,286
Plant and machinery	1	-
	$35,249	$38,535

Carrying amount:
Safe assets	15,336	-
Computer equipment	6,394	3,814
Furniture and office equipment	1,489	905
Motor vehicles	1,366	2,773
Plant and machinery	14	-
	$24,599	$7,492

8.LEASES

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices, a manufacturing facility, and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have a remaining lease term of between one year to six years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year.

The Company’s operating lease expense during the years ended June 30, 2022, 2021 and 2020, was $4.0 million, $4.1 million, and $3.6 million, respectively. The Company does not have any significant leases that have not commenced as of June 30, 2022.

The Company has entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations to operate its financial services business in South Africa. The Company’s short-term lease expense during the years ended June 30, 2022, 2021 and 2020, was $4.9 million, $4.1 million and $4.2 million, respectively.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.LEASES (continued)

The following table presents supplemental balance sheet disclosure related to our right-of-use assets and our operating leases liabilities as of June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Right-of-use assets obtained in exchange for lease obligations
Weighted average remaining lease term (years)	2.14	2.77
Weighted average discount rate	9.3%	9.6%

Maturities of operating lease liabilities
2023	$2,896
2024	1,979
2025	1,228
2026	987
2027	1,004
Thereafter	1,725
Total undiscounted operating lease liabilities	9,819
Less imputed interest	2,494
Total operating lease liabilities, included in	7,325
Operating lease liability - current	2,498
Operating lease liability - long-term	$4,827

9.Equity-accounted investments and other long-term assets

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of June 30, 2022 and 2021, was as follows:

	June 30,	June 30,
	2022	2021
Finbond Group Limited (“Finbond”)	29%	31%
Sandulela Technology Proprietary Limited ("Sandulela")	49%	-%
Carbon	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%

Finbond

As of June 30, 2022, the Company owned 245,979,903 shares in Finbond representing approximately 29.31% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange and its closing price on June 30, 2022, the last trading day of the month, was ZAR 0.50 per share. The market value of the Company’s holding in Finbond on June 30, 2022, was ZAR 123.0 million ($7.5 million translated at exchange rates applicable as of June 30, 2022). Net1 SA has pledged, among other things, its entire equity interest in Finbond as security for the South African facilities described in Note 12.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Finbond (continued)

Sale of Finbond shares during the year ended June 30, 2022

The Company sold 22,841,030 shares in Finbond for cash during the year ended June 30, 2022, and recorded a loss of $0.4 million in the caption loss on equity-accounted investment in the Company’s consolidated statement of operations for the year ended June 30, 2022. The following table presents the calculation of the loss on disposal of Finbond shares during the year ended June 30, 2022:

Year ended June 30
2022
Loss on disposal of Finbond shares:
Consideration received in cash	$865
Less: carrying value of Finbond shares sold	(630)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss	(620)
Add: release of stock-based compensation charge related to equity-accounted investment	9
Loss on sale of Finbond shares	$(376)

Finbond impairments recorded during the year ended June 30, 2021

Finbond published its half-year results to August 2020 in October 2020, which included the financial impact of the COVID-19 pandemic on its reported results during that reporting period. Finbond incurred losses during the six months to August 2020, primarily due to a slow-down in its lending activities. Finbond reported that its lending activities had increased again since August 2020, albeit at a slower pace compared with the prior calendar period. Finbond’s share price declined substantially during the period from its fiscal year end (February 2020) to September 30, 2020, and the weakness in its traded share price continued post September 30, 2020.

The Company considered the combination of the slow-down in business activity and the lower share price as impairment indicators. The Company performed an impairment assessment of its holding in Finbond as of September 30, 2020. The Company recorded an impairment loss of $16.8 million during the quarter ended September 30, 2020, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). There was limited trading in Finbond shares on the JSE because it had three shareholders that owned approximately 90% of its issued and outstanding shares between them. The Company calculated a fair value per share for Finbond by applying a liquidity discount of 15% to the September 30, 2020, Finbond closing price of ZAR 1.04.

The Company performed a further impairment assessment of its holding in Finbond as of December 31, 2020, following a modest further decline in its market price during the quarter ended December 31, 2020. The Company recorded an impairment loss of $0.8 million during the quarter ended December 31, 2020, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). The Company calculated a fair value per share for Finbond by applying a liquidity discount of 15% to the December 31, 2020, Finbond closing price of ZAR 0.99. The total impairment charge for the year ended June 30, 2021, was $17.7 million.

Bank Frick

Sale of entire interest in Bank Frick in February 2021

On February 3, 2021, the Company, through its wholly-owned subsidiary, Net1 Holdings LI AG (“Net1 LI”), entered into a share sales agreement with the Frick Family Foundation (“KFS”) to sell its entire interest, or 35%, in Bank Frick to KFS for $30 million. Lesaka and certain entities within the IPG group also entered into an indemnity and release agreement with KFS and Bank Frick under which the parties agreed to terminate all existing arrangements with Bank Frick and settle all liabilities related to the Company’s activities with Bank Frick through the payment of $3.6 million to KFS. The Company received $15.0 million, net, on closing, which comprised $18.6 million less the $3.6 million due to KFS to terminate all existing arrangements with Bank Frick and settle all liabilities related to IPG’s activities with Bank Frick. The Company included the $18.6 million within cash flows from investing activities and the $3.6 million within cash flows from operating activities in the consolidated statement of cash flows for the year ended June 30, 2021.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Bank Frick (continued)

Sale of entire interest in Bank Frick in February 2021 (continued)

The outstanding balance due by KFS was expected to be paid as follows: (i) $7.5 million on October 30, 2021, which is included in the caption accounts receivable, net and other receivables in the Company’s consolidated balance sheet as of June 30, 2021, and (ii) the remaining amount, of $3.9 million on July 15, 2022 (this amount was actually received in May 2022), which is included in the caption other long-term assets, including reinsurance assets in the Company’s consolidated balance sheet as of June 30, 2021. The parties entered into a security and pledge agreement under which KFS pledged the Bank Frick shares purchased as security for the amounts outstanding under the share sales agreement.

The Company incurred transaction costs of approximately $0.04 million.

The following table presents the calculation of the loss on disposal of Bank Frick on February 3, 2021:

February
2021
Loss on sale of Bank Frick:
Consideration received in cash on February 3, 2021	$18,600
Consideration received with note on February 3, 2021, refer to (Note 4)	11,400
Less: transaction costs	(42)
Less: carrying value of Bank Frick	(32,892)
Add: release of foreign currency translation reserve from accumulated other comprehensive loss	2,462
Loss on sale of Bank Frick(1)	$(472)

(1) The Company did not pay taxes related to the sale of Bank Frick because the base cost of its investment exceeded the sales consideration received. The Company does not believe that it will be able to utilize any capital loss, if any, generated because Net1 LI does not own any other capital assets and has since been deregistered.

Payment of option termination fee in April 2020

On October 2, 2019, the Company exercised its option to acquire an additional 35% interest in Bank Frick from the Frick Family Foundation. The Company had agreed to pay an amount, the “Option Price Consideration”, for an additional 35% interest in Bank Frick, which represented the higher of CHF 46.4 million ($46.5 million at exchange rates on October 2, 2019) or 35% of 15 times the average annual normalized net income of the Bank over the two years ended December 31, 2018. The shares would have only transferred on payment of the Option Price Consideration, which was expected to occur on the later of (i) 180 days after the date of exercise of the option; (ii) in the event of any regulatory approvals being required, 10 days after receipt of approval (either unconditionally or on terms acceptable to both parties); and (iii) 10 days after the date on which the Option Price Consideration was agreed or finally determined. On April 9, 2020, the Company, through its wholly owned subsidiary, Net1 Holdings LI AG, entered into a termination agreement pursuant to which the option to acquire a further 35% of Bank Frick was cancelled. On April 15, 2020, the Company paid a termination fee of CHF 17.0 million ($17.5 million) to the Frick Family to cancel the option.

Bank Frick impairment recorded during the year ended June 30, 2020

The Company considered the termination of the exercise of the option to acquire a further 35% of Bank Frick an impairment indicator. The Company recorded an impairment loss of $18.3 million during the quarter ended March 31, 2020, related to the other-than-temporary decrease in Bank Frick’s value, which represented the difference between the determined fair value of the Company’s interest in Bank Frick and the Company carrying value (before the impairment). The Company, with the assistance of external consultants, considered a multiple based valuation approach in respect of the March 31, 2020 balance sheet date. The Company believes that a price to book methodology is the most appropriate for a valuing a bank, but also took into account a price earnings approach to support the primary methodology. An appropriate peer group was selected based on the activities of Bank Frick and, after applying a regression analysis to compensate for differences in the return on equity in the peer group, a price to book ratio of 1.15 times was determined, but the multiple ranged from 0.7 times to 4.7 times. The Company determined to use a price to book multiple of approximately 0.9 times to value its investment in Bank Frick as of March 31, 2020. The Company used a multiple at the lower end of the peer group range as a result of Bank Frick’s size (based on net asset value) and product mix relative to the peer group. The Company’s 35% portion of approximately 0.9 times Bank Frick’s March 31, 2020, net asset value was lower than the Company’s carrying value in Bank Frick as of March 31, 2020. On April 13, 2020, the Company received a cash dividend of approximately CHF 1.3 million ($1.3 million).

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

V2 Limited

In August 2019, the Company made a further equity contribution of $1.3 million to V2 Limited (“V2”) and in January 2020 it made its final committed equity contribution of $1.3 million bringing the total equity contribution to $5.0 million. For its quarter ended March 2020, the Company recorded an impairment loss of $2.5 million, related to the other-than-temporary decrease in V2’s value. The Company believed that V2’s March 2020 net asset value represented its fair value because it did not have supportable forecasts available at that time to apply other valuation models, including a discounted cash flow. The carrying value of the Company’s investment in V2 (before the impairment) was higher than its portion of V2’s net asset value and therefore the Company recorded the impairment loss. In December 2020, the Company no longer expected to recover its carrying value in V2 and impaired its remaining interest in V2, recording an impairment loss of $0.5 million during the year ended June 30, 2021. The Company sold its investment in V2 on April 22, 2021, for one dollar.

The Company had also committed to provide V2 with a working capital facility of $5.0 million, which was subject to the achievement of certain pre-defined objectives, and in June 2020 it provided $0.5 million to V2 under this facility. In September 2020, the Company and V2 agreed to reduce the $5.0 million working capital facility to $1.5 million. In October 2020, V2 drew down the remaining available $1.0 million of the working capital facility. The Company created an allowance for doubtful loans receivable of $1.5 million during the year ended June 30, 2021, related to the full amount outstanding as of June 30, 2021.

Carbon

The Company recorded an impairment loss of $2.9 million during the fourth quarter of fiscal 2021, related to the other-than-temporary decrease in Carbon’s value. As of June 30, 2021, Carbon had a negative net book value and incurred an operating loss during the twelve months to June 30, 2021. The Company considered these operating losses and the negative net book value as impairment indicators and performed an impairment assessment as of June 30, 2021. The Company considered a variety of valuation techniques, including the revenue multiple and price to book ratio techniques, and determined to value its interest in Carbon using a price to book ratio. The Company included the price to book ratio of a number of African banks and digital banks in its peer set. However, as Carbon had a negative book value as of June 30, 2021, the result would always be nil regardless of the price to book ratio of the peer group. Therefore, the Company concluded that its investment in Carbon had a fair value of $0 (nil) and impaired the carrying value in Carbon to $0 (nil).

Walletdoc

In November 2020, the Company’s subsidiary, Net1 SA, signed an agreement with Walletdoc under which Walletdoc agreed to repay the loan due to Net1 SA in full and Net1 SA agreed to dispose of its entire interest in Walletdoc to Walletdoc.

DNI

As of June 30, 2019, the Company owned 30% of the voting and economic rights of DNI. In February 2020, the Company’s ownership percentage in DNI reduced from approximately 30% to 27% following the issuance by DNI of additional ordinary no par value shares. The Company did not acquire additional ordinary shares in DNI and therefore its ownership percentage was diluted. The terms and conditions of the option referred to below were unaffected by the additional issuance by DNI. The Company sold its remaining interest in DNI in April 2020.

Sale of remaining interest in April 2020

In May 2019, Net1 SA granted an option to DNI, or its nominee, to acquire the 30,394,765 DNI shares Net1 SA held. The option strike price was calculated as ZAR 2.827 billion ($158.0 million, translated at exchange rates applicable as of March 31, 2020) less any special distribution made by DNI multiplied by Net1 SA’s retained interest (i.e. assuming no special distribution, the strike price for the retained interest was ZAR 859.3 million, or $48.0 million, translated at exchange rates applicable as of June 30, 2020). It was permissible for the call option to be split into smaller denominations, but Net1 SA could not be left with less than 20% unless the whole remaining interest was disposed of. DNI was entitled to nominate another party to exercise the call option in the place of DNI, provided that the nominated party acquired call options representing at least 2.5% of DNI’s voting and participation interests.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

DNI (continued)

Sale of remaining interest in April 2020 (continued)

The note was unsecured. The note principal was repayable in 18 equal monthly installments of ZAR 5.5 million ($0.3 million, translated at exchange rates applicable as of June 30, 2020) commencing on October 31, 2020. Interest was charged at a fixed rate of 7.25% per annum and accrued monthly from October 1, 2020 and was repayable together with the principal payments. The Company adjusted the 12-month JIBAR interest rate of 6.33% quoted by Rand Merchant Bank by 0.30% to derive a 24-month rate of 6.63% which was used to determine the present value of the ZAR 99.2 million note. The present value of the note as of March 31, 2020, using the derived interest rate and the expected cash repayments was ZAR 95.7 million ($5.4 million, translated at exchange rates applicable as of March 31, 2020).

The Company incurred transaction costs of approximately $1.0 million.

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

DNI impairments recorded during the year ended June 30, 2020

During the year ended June 30, 2020, the Company recorded impairment losses of $13.1 million. These impairment losses included (i) an amount of $11.5 million related to the difference between the fair value of consideration received on April 1, 2020 following the sale of its remaining interest, and the carrying value of DNI as of March 31, 2020, which included $11.3 million included in accumulated other comprehensive loss as of March 31, 2020, and (ii) an amount of $1.6 million representing the excess of recorded earnings from DNI over its carrying value, calculated as the amount that the Company could receive pursuant to the call option granted to DNI in May 2019.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments during the years ended June 30, 2022 and 2021, which includes the investment in equity and the investment in loans provided to equity-accounted investees:

	Finbond	Bank Frick	Other(1)	Total
Investment in equity
Balance as of June 30, 2020	$30,876	$29,739	$4,601	$65,216
Stock-based compensation	(25)	-	-	(25)
Comprehensive (loss) income:	(23,976)	1,156	(4,025)	(26,845)
Other comprehensive income	(1,967)	-	-	(1,967)
Equity accounted (loss) earnings	(22,009)	1,156	(4,025)	(24,878)
Share of net income (loss)	(4,359)	1,156	(531)	(3,734)
Impairment	(17,650)	-	(3,494)	(21,144)
Dividends received	-	-	(194)	(194)
Sale of Bank Frick and Walletdoc	-	(32,892)	(13)	(32,905)
Foreign currency adjustment(2)	2,947	1,997	(187)	4,757
Balance as of June 30, 2021	9,822	-	182	10,004
Stock-based compensation	14	-	-	14
Comprehensive (loss) income:	(2,426)	-	16	(2,410)
Other comprehensive income	1,239	-	-	1,239
Equity accounted (loss) earnings	(3,665)	-	16	(3,649)
Share of net income (loss)	(3,665)	-	16	(3,649)
Dividends received	-	-	(155)	(155)
Sale of shares in equity-accounted investment	(630)	-	-	(630)
Equity-accounted investment acquired in business combination (Note 3)	-	-	74	74
Foreign currency adjustment(2)	(1,020)	-	(16)	(1,036)
Balance as of June 30, 2022	$5,760	$-	$101	$5,861

Investment in loans:
Balance as of June 30, 2020	$-	$-	$620	$620
Loans repaid	-	-	(134)	(134)
Loans granted	-	-	1,238	1,238
Allowance for doubtful loans	-	-	(1,738)	(1,738)
Foreign currency adjustment(2)	-	-	14	14
Balance as of June 30, 2021	-	-	-	-
Foreign currency adjustment(2)	-	-	-	-
Balance as of June 30, 2022	$-	$-	$-	$-

		Equity	Loans	Total
Carrying amount as of :
June 30, 2021		$10,004	$-	$10,004

June 30, 2022		$5,861	$-	$5,861

(1) Includes Carbon, Sandulela, SmartSwitch Namibia, V2 and Walletdoc;

(2) The foreign currency adjustment represents the effects of the fluctuations of the Swiss franc, ZAR, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summary financial information of equity-accounted investments

Summarized below is the financial information of equity-accounted investments (during the Company’s reporting periods in which investments were carried using the equity-method, unless otherwise noted) as of the stated reporting period of the investee and translated at the applicable closing or average foreign exchange rates (as applicable):

	Finbond(1)		Bank Frick(2)		DNI		Other(3)
Balance sheet, as of		February 28		June 30		June 30	Various
Current assets(4)
2022	$	n/a	$	n/a	$	n/a	$25,160
2021		n/a		n/a		n/a	24,151
Long-term assets
2022		300,253		n/a		n/a	4,934
2021		278,941		n/a		n/a	5,013
Current liabilities(4)
2022		n/a		n/a		n/a	28,025
2021		n/a		n/a		n/a	27,002
Long-term liabilities
2022		234,154		n/a		n/a	5,733
2021		200,622		n/a		n/a	5,734
Non-controlling interest
2022		11,781		n/a		n/a	-
2021		13,090		-		n/a	-

Statement of operations, for the period ended		February 28		June 30(2)		June 30(5)	Various
Revenue
2022		80,656		n/a		n/a	4,100
2021		95,847		35,641		n/a	6,420
2020		161,378		37,864		68,983	7,842
Operating income (loss)
2022		(21,017)		n/a		n/a	323
2021		(18,980)		3,860		n/a	(2,406)
2020		17,483		4,815		24,563	(5,064)
Income (loss) from continuing operations
2022		(18,379)		n/a		n/a	182
2021		(15,466)		3,303		n/a	(2,534)
2020		14,449		4,053		17,092	(5,116)
Net income (loss)
2022		(16,432)		n/a		n/a	182
2021		(17,889)		3,303		n/a	(2,534)
2020		$6,433		$4,053		$15,772	$(5,014)

(1) Finbond balances included were derived from its publicly available information and presented for its years ended February;

(2) Bank Frick disposed of in February 2021. Statement of operations information for Bank Frick is for the period from July 1, 2020 to January 31, 2021, and the full twelve months for fiscal 2020.

(3) Includes Carbon, SmartSwitch Namibia, Sandulela, Revix, Walletdoc and V2, as appropriate. Balance sheet information for Carbon, Sandulela, and SmartSwitch Namibia is as of June 30, 2022 and 2021, respectively. Statement of operations information for Carbon, SmartSwitch Namibia, Revix, and V2 for the year ended June 30, and Walletdoc for the year ended February 28/29 (as appropriate);

(4) Bank Frick and Finbond are banks and do not present current and long-term assets and liabilities. All assets and liabilities of these two entities are included under the long-term caption;

(5) Statement of operations information for DNI is for the period from July 1, 2019 to March 31, 2020.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of June 30, 2022, and June 30, 2021:

	June 30,	June 30,
	2022	2021

Total equity investments	$76,297	$76,297
Investment in 10% (2021: 11%) of MobiKwik(1)	76,297	76,297
Investment in 15% of Cell C, at fair value (Note 6)	-	-
Investment in 87.50% of CPS (Note 24)(1)(2)	-	-
Total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes(3)	-	-
Long-term portion of amount due related to sale of interest in Bank Frick(4)	-	3,890
Policy holder assets under investment contracts (Note 11)	371	381
Reinsurance assets under insurance contracts (Note 11)	1,424	1,298
Total other long-term assets	$78,092	$81,866

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

(2) On October 16, 2020, the High Court of South Africa, Gauteng Division, Pretoria ordered that CPS be placed into liquidation.

(3) The note is included in accounts receivable, net and other receivables as of June 30, 2022 (refer to Note 4).

(4) Long-term portion of amount due related to sale of interest in Bank Frick represents the amount that was due by the purchaser in July 2022, but was actually received in May 2022.

MobiKwik

The Company signed a subscription agreement with MobiKwik, which is one of India’s largest independent mobile payments networks and buy now pay later businesses. Pursuant to the subscription agreement, the Company agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24-month period. The Company made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017, under this subscription agreement. During the year ended June 30, 2019, the Company paid $1.1 million to subscribe for additional shares in MobiKwik. As of June 30, 2022 and 2021, respectively, the Company owned approximately 10% and 11% of MobiKwik’s issued share capital.

In October 2021, the Company converted its 310,781 shares of compulsorily convertible cumulative preferences shares to 6,215,620 equity shares in anticipation of MobiKwik’s initial public offering. The Company’s investment percentage remained unchanged following the conversion. The Company did not identify any observable transactions during the year ended June 30, 2022, and therefore there was no change in the fair value of MobiKwik during the year.

During the year ended June 30, 2021, MobiKwik entered into a number of separate agreements with new shareholders to raise additional capital through the issuance of additional shares. Specifically, the Company used the following transactions as the basis for its fair value adjustments to its investment in MobiKwik during the year ended June 30, 2021: (i) in early November 2020, $135.54 per share; March 2021, $170.33 per share; and June 2021, $245.50 per share. The Company considered each of these transactions to be an observable price change in an orderly transaction for similar or identical equity securities issued by MobiKwik. The Company used the November 2020 valuation as the basis for its adjustment to increase the carrying value in its investment in MobiKwik by $15.1 million from $27.0 million to $42.1 million as of December 31, 2020. The Company used the March 2021 valuation as the basis for its adjustment to increase the carrying value in its investment in MobiKwik by $10.8 million from $42.1 million to $52.9 million as of March 31, 2021. The Company used the June 2021 valuation as the basis for its adjustment to increase the carrying value in its investment in MobiKwik by $24.0 million from $52.9 million to $76.3 million as of June 30, 2021. The change in the fair value of MobiKwik for the year ended June 30, 2021, of $49.3 million, is included in the caption “Change in fair value of equity securities” in the consolidated statement of operations for the year ended June 30, 2021.

Cell C

On August 2, 2017, the Company, through its subsidiary, Net1SA, purchased 75,000,000 class “A” shares of Cell C for an aggregate purchase price of ZAR 2.0 billion ($151.0 million) in cash. The Company funded the transaction through a combination of cash and a borrowing facility. Net1 SA has pledged, among other things, its entire equity interest in Cell C as security for the South African facilities described in Note 12. The Company’s investment in Cell is carried at fair value. Refer to Note 6 for additional information regarding changes in the fair value of Cell C.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.Equity-accounted investments and other long-term assets (continued)

Other long-term assets (continued)

CPS

The Company deconsolidated its investment in CPS in May 2020, refer to Note 24. As of June 30, 2022 and 2021, respectively, the Company owned 87.5% of CPS’ issued share capital.

Revix

In February 2022, the Company sold its entire interest in Revix UK Limited for cash of $0.7 million because the Company did not consider the investment core to its strategy to operate primarily in Southern Africa. The Company had previously written this investment to $0 (nil) and recognized a gain on disposal of $0.7 million, which is included in the caption gain on disposal of equity securities in the Company’s consolidated statements of operations for the year ended June 30, 2022.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of June 30, 2022:

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2022, 2021 and 2020:

	Gross value	Accumulated impairment	Carrying value
Balance as of July 1, 2019	$72,473	$(35,157)	$37,316
Impairment loss	-	(5,589)	(5,589)
Disposal of FIHRST (Note 3)	(599)	-	(599)
Deconsolidation of CPS (Note 3)	(1,346)	1,346	-
Foreign currency adjustment(1)	(7,334)	375	(6,959)
Balance as of June 30, 2020	63,194	(39,025)	24,169
Liquidation of subsidiaries(2)	(26,629)	26,629	-
Foreign currency adjustment(1)	6,384	(1,400)	4,984
Balance as of June 30, 2021	42,949	(13,796)	29,153
Acquisition of Connect (Note 3)(3)	153,693	-	153,693
Foreign currency adjustment(1)	(21,166)	977	(20,189)
Balance as of June 30, 2022	$175,476	$(12,819)	$162,657

(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African Rand and the Euro, against the U.S. dollar on the carrying value.

(2) – The Company deconsolidated the goodwill and accumulated impairment related to entities it substantially liquidated during the year ended June 30, 2021.

(3) – Represents goodwill arising from the acquisition of Connect and translated at the foreign exchange rate applicable on the date the transaction became effective. This goodwill has been allocated to the merchant reportable operating segment.

Goodwill associated with the acquisition of Connect represents the excess of cost over the fair value of acquired net assets. Connect goodwill is not deductible for tax purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets.

Impairment loss

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. Except as discussed below, no goodwill has been impaired during the years ended June 30, 2022, 2021 and 2020, respectively.

Year ended June 30, 2020 goodwill impairment loss

During the third quarter of fiscal 2020, the Company performed an impairment analysis and recognized an impairment loss of $5.6 million, related to goodwill allocated to its EasyPay business within its merchant operating segment. The impairment loss resulted from a reassessment of the business’s growth prospects given the challenging economic environment in South Africa. The impairment is included within the caption impairment loss in the consolidated statement of operations for the year ended June 30, 2020.

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

In the event that there is a deterioration in the Company’s operating segments, or in any other of the Company’s businesses, this may lead to additional impairments in future periods.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.Goodwill and intangible assets, net (continued)

Goodwill (continued)

Refer to Note 21 for additional information regarding changes to the Company’s reportable segments during the year ended June 30, 2022. Goodwill has been allocated to the Company’s reportable segments as follows:

	Consumer	Merchant	Other	Carrying value
Balance as of July 1, 2019	$-	$36,659	$657	$37,316
Impairment loss	-	(5,589)	-	(5,589)
Disposal of FIHRST (Note 3)	-	(599)	-	(599)
Foreign currency adjustment(1)	-	(6,959)	-	(6,959)
Balance as of June 30, 2020	-	23,512	657	24,169
Liquidation of subsidiaries	-	-	-	-
Foreign currency adjustment(1)	-	4,984	-	4,984
Balance as of June 30, 2021	-	28,496	657	29,153
Acquisition of Connect	-	153,693	-	153,693
Foreign currency adjustment(1)	-	(20,189)	-	(20,189)
Balance as of June 30, 2022	$-	$162,000	$657	$162,657

(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Euro, against the U.S. dollar on the carrying value.

Intangible assets

Impairment loss

The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. Except as discussed below, no intangible assets have been impaired during the years ended June 30, 2022, 2021 and 2020, respectively.

Year ended June 30, 2020 impairment loss

During the third quarter of fiscal 2020, the Company determined that its indefinite-lived intangible asset, a Maltese e-money license, of $0.7 million was impaired. The facts and circumstances leading up to the impairment include the losses incurred by the Company’s IPG business unit. In fiscal 2019, IPG formulated a plan to return to profitability, however, it missed a number of key deliverable deadlines and was reformulating its growth plans following the decision not to acquire a controlling stake in Bank Frick. The impairment is included within the caption impairment loss to the consolidated statement of operations for the year ended June 30, 2020. The intangible asset was not allocated to an operating segment and is included within corporate/ eliminations (refer to Note 21).

Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2022, and June 30, 2021:

	As of June 30, 2022			As of June 30, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships(1)	$26,937	$(9,140)	$17,797	$10,340	$(10,340)	$-
Software, integrated platform and unpatented technology(1)	127,785	(3,075)	124,710	1,726	(1,726)	-
FTS patent	2,352	(2,352)	-	2,679	(2,679)	-
Brands and trademarks (1)	16,018	(1,823)	14,195	2,015	(1,658)	357
Total finite-lived intangible assets	$173,092	$(16,390)	156,702	$16,760	$(16,403)	$357

(1) 2022 balances include the intangible assets acquired as part of the Connect acquisition in April 2022.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.Goodwill and intangible assets, net (continued)

Intangible assets (continued)

Carrying value and amortization of intangible assets (continued)

Aggregate amortization expense on the finite-lived intangible assets for the years ended June 30, 2022, 2021 and 2020, was approximately $3.8 million, $0.4 million and $0.3, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, using the exchange rates that prevailed on June 30, 2022, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2023	$16,515
Fiscal 2024	16,516
Fiscal 2025	16,518
Fiscal 2026	16,518
Fiscal 2027	16,455
Thereafter	74,180
Total future estimated annual amortization expense	$156,702

11.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the years ended June 30, 2022 and 2021:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of July 1, 2020	$1,006	$(1,370)
Increase in policy holder benefits under insurance contracts	711	8,032
Claims and policyholders’ benefits under insurance contracts	(632)	(8,383)
Foreign currency adjustment(3)	213	(290)
Balance as of June 30, 2021	1,298	(2,011)
Increase in policy holder benefits under insurance contracts	2,087	(9,540)
Claims and policyholders’ benefits under insurance contracts	(1,782)	9,336
Foreign currency adjustment(3)	(179)	260
Balance as of June 30, 2022	$1,424	$(1,955)

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.Assets and policyholder liabilities under insurance and investment contracts (continued)

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the years ended June 30, 2022 and 2021:

	Assets(1)	Investment contracts(2)
Balance as of July 1, 2020	$490	$(490)
Increase in policy holder benefits under investment contracts	13	(13)
Claims and decrease in policyholders’ benefits under investment contracts	(227)	227
Foreign currency adjustment(3)	105	(105)
Balance as of June 30, 2021	381	(381)
Increase in policy holder benefits under investment contracts	16	(16)
Foreign currency adjustment(3)	(26)	48
Balance as of June 30, 2022	$371	$(349)

(1) Included in other long-term assets (refer to Note 9);

(2) Included in other long-term liabilities;

(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

12.Borrowings

South Africa

The amounts below have been translated at exchange rates applicable as of the dates specified.

RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings

On July 21, 2017, Lesaka SA entered into a Common Terms Agreement, Subordination Agreement, Security Cession & Pledge and certain ancillary loan documents (collectively, the “Original Loan Documents”) with RMB, a South African corporate and investment bank, and Nedbank Limited (acting through its Corporate and Investment Banking division), an African corporate and investment bank (collectively, the “Lenders”). Since 2017, these agreements have been amended to add additional facilities, including Facilities G and H, which were obtained to finance the acquisition of Connect (refer to Note 3). Facilities A, B, C, D and F have been repaid and cancelled. As of June 30, 2022, the only remaining facilities are Facility G and Facility H (as defined below), and Facility E, an overdraft facility.

Available short-term facility - Facility E

On September 26, 2018, Lesaka SA revised its amended July 2017 Facilities agreement with RMB to include Facility E, an overdraft facility of up to ZAR 1.5 billion ($92.1 million, translated at exchange rates applicable as of June 30, 2022) to fund the cash in the Company’s ATMs. The Facility E overdraft facility was subsequently reduced to ZAR 1.2 billion ($73.7 million, translated at exchange rates applicable as of June 30, 2022) in September 2019. On August 2, 2021, Lesaka SA and RMB entered into a Letter of Amendment to increase Facility E from ZAR 1.2 billion to ZAR 1.4 billion ($85.9 million, translated at exchange rates applicable as of June 30, 2022). Interest on the overdraft facility is payable on the first day of the month following utilization of the facility and on the final maturity date based on the South African prime rate. The overdraft facility amount utilized must be repaid in full within one month of utilization and at least 90% of the amount utilized must be repaid within 25 days. The overdraft facility is secured by a pledge by Lesaka SA of, among other things, cash and certain bank accounts utilized in the Company’s ATM funding process, the cession of Lesaka SA’s shareholding in Cell C, the cession of an insurance policy with Senate Transit Underwriters Managers Proprietary Limited, and any rights and claims Lesaka SA has against Grindrod Bank Limited. As at June 30, 2022, the Company had utilized approximately ZAR 0.8 billion ($51.3 million) of this overdraft facility. This overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The prime rate on June 30, 2022, was 8.25%, and increased to 9.00% on July 22, 2022, following an increase in the South African repo rate.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.Borrowings (continued)

South Africa (continued)

RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings (continued)

Long-term borrowings - Facility G and Facility H

On January 24, 2022, Lesaka SA, entered into a Fourth Amendment and Restatement Agreement, which includes, among other agreements, an Amended and Restated Common Terms Agreement (“CTA”, a Senior Facility G Agreement and a Senior Facility H Agreement (collectively, the “Loan Documents”) with RMB and Main Street 1692 (RF) Proprietary Limited (“Debt Guarantor”), a South African company incorporated for the sole purpose of holding collateral for the benefit of the Lenders and acting as debt guarantor, and certain other parties. Lesaka agreed to guarantee the obligations of Lesaka SA to the Lenders. The Loan Documents became effective on April 14, 2022. Pursuant to the Senior Facility G Agreement and the Senior Facility H Agreement, Lesaka SA was entitled to borrow up to an aggregate of ZAR 750.0 million, which was subsequently increased to ZAR 768.975 million as discussed below (“Facility G”), and ZAR 350 million (“Facility H”), respectively, for the sole purposes of funding the acquisition of Connect and paying transaction costs

On March 22, 2022, Lesaka SA and RMB, in its capacity as Facility Agent, entered into a letter agreement to amend the CTA and Senior Facility G Agreement (“CTA and Facility G Amendment Letter”). The parties to this letter agreed to (i) increase Facility G from ZAR 750.0 million to ZAR 768.975 million, (ii) insert certain definitions and (iii) amend certain of the discussion trigger events.

On March 22, 2022, Lesaka and RMB, in its capacity as Facility Agent, entered into a letter agreement to amend the CTA and Senior Facility H Agreement (“CTA and Facility H Amendment Letter”). The parties to this letter agreed to amend the CTA to (i) allow for a reduction in the Minimum Group Cash Balances (as defined in the Loan Documents) to ZAR 225.0 million until April 30, 2022, provided this is as a result of certain cash balances currently held as security in favor of Nedbank Limited, (ii) allow for an equivalent reduction in the Minimum Group Cash Balance to below ZAR 300 million, to the extent credit support provided by the VCP Investment Fund and/ or VCP Investment Portfolios (“VCP Investors”) exceeds ZAR 350 million, but such reduction is limited to ZAR 80 million, and (iii) include an undertaking discussion trigger event under which the Facility Agent shall have a right to discuss increasing the value of shares that VCP Investors are obliged to subscribe for to the extent Lesaka SA’s Group Cash Balances fall below ZAR 340 million after April 30, 2022.

The Loan Documents, as amended, become effective upon closing the transaction to acquire Connect.

On September 7, 2022, the parties to the January 2022 Loan Documents entered in a letter agreement to amend the CTA and related Facility G and Facility H agreements to (i) delete the covenant requiring compliance with Minimum Group Cash Balances (as defined in the Loan Documents and (ii) to extend the final maturity dates for Facility G and Facility H to April 30, 2024 .

The Loan Documents contain customary covenants that require Lesaka SA to maintain a specified total asset cover ratio and restrict the ability of Lesaka, Lesaka SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities.

Facility G was utilized, in full, on April 14, 2022. Facility G is required to be repaid on April 30, 2024. Interest on Facility G is payable quarterly in arrears based on the 3-month Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus an agreed margin. The JIBAR rate was 5.0% on June 30, 2022. Lesaka SA paid a non-refundable deal origination fee of ZAR 11.25 million to the Lenders related to Facility G.

Facility H was utilized, in full, on April 14, 2022. Facility H is required to be repaid on April 30, 2024. Interest on Facility H is payable quarterly in arrears based on JIBAR in effect from time to time plus an agreed margin. Lesaka SA paid a non-refundable deal origination fee of ZAR 5.25 million to the Lenders related to Facility H.

The Facility H Agreement provides the Lenders with a right to discuss the capitalization of the Lesaka group with its management and Value Capital Partners Proprietary Limited (“VCP”) if Lesaka’s market capitalization on the NASDAQ Stock Market (based on the closing price on the NASDAQ Stock Market) on any day falls below the USD equivalent of ZAR 3.250 billion. VCP is required to maintain an asset cover ratio above 5.00:1.00, calculated as the total VCP investment fund net asset value (as defined in the Facility H agreement) divided by the Facility H borrowings outstanding, measured as of March, June, September and December each year (as applicable) (each a “Measurement Date”). The Lenders require Lesaka SA to deliver a compliance certificate procured from VCP as of each applicable Measurement Date, which shows the computation of the asset cover ratio.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.Borrowings (continued)

South Africa (continued)

RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings (continued)

Repaid and cancelled facilities - Facility A, B, C, D and F

As part of the Original Loan Documents concluded on July 21, 2017, Lesaka SA entered into a Senior Facility A Agreement, Senior Facility B Agreement and Senior Facility C Agreement, pursuant to which, among other things, Lesaka SA borrowed ZAR 1.25 billion to finance a portion of its investment in Cell C and to fund its on-going working capital requirements. On March 8, 2018, the Company amended its South African long-term facility to include an additional term loan, Facility D, of up to ZAR 210.0 million. All amounts under these facilities were repaid in full during the year ended June 30, 2019.

On September 4, 2019, Lesaka SA further amended the July 2017 Facilities agreement, which included adding the Debt Guarantor. The covenants were also amended and now include customary covenants that require Lesaka SA to maintain a specified total asset cover ratio and restrict the ability of Lesaka SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities. Lesaka also agreed that in the event of any sale of KSNET, Inc., it would deposit a portion of the proceeds in an amount of the USD equivalent of the Facility F loan and the Nedbank general banking facility commitment into a bank account secured in favor of the Debt Guarantor. Lesaka SA also entered into a pledge and cession agreement with the Debt Guarantor pursuant to which, among other things, Lesaka SA agreed to cede its shareholdings in Cell C, DNI and Net1 FIHRST Holdings (Pty) Ltd to the Debt Guarantor. The shareholdings in DNI and Net 1 FIHRST Holdings (Pty) Ltd were released pursuant to the transactions to dispose of these investments.

On September 4, 2019, Lesaka SA further amended its amended July 2017 Facilities agreement with RMB and Nedbank to include a facility (“Facility F”) of up to ZAR 300.0 million ($17.3 million, translated at exchange rates applicable as of June 30, 2020) for the sole purpose of funding the acquisition of airtime from Cell C. Lesaka SA could not dispose of the airtime acquired from Cell C before April 1, 2020, without the prior consent of RMB, Absa Bank Limited and Investec Asset Management Proprietary Limited. Facility F comprised (i) a first Senior Facility F loan of ZAR 220.0 million (ii) a second Senior Facility F loan of ZAR 80.0 million, or such lesser amount as may be agreed by the facility agent. The first loan was utilized on September 5, 2019, while the second loan was never utilized. Facility F was required to be repaid in full within nine months following the first utilization of the facility. Lesaka SA was required to prepay Facility F subject to customary prepayment terms. Interest on Facility F was based on JIBAR plus a margin of 5.50% per annum and was due in full on repayment of the loan. The margin on the Facility F increased by 1% on November 1, 2019, because the Company had not disposed of its remaining shareholding in DNI and FIHRST by that date.

Lesaka SA paid a non-refundable structuring fee of ZAR 2.2 million ($0.1 million) to the Lenders in September 2019, and the Company expensed this amount in full during the first quarter of fiscal 2020. The Company settled the facility in full on April 1, 2020, utilizing a portion of the proceeds received from the sale of its remaining stake in DNI, and the facility was cancelled.

Connect Facilities, comprising long-term borrowings and a short-term facility

The Company, through CCMS, entered into a Facilities Agreement (the “CCMS Facilities Agreement”) with RMB in January 2022. The CCMS Facilities Agreement was further amended through letter agreements, which form part of the CCMS Facilities Agreement, in March and April 2022, respectively, and the disclosure in this note includes the amended terms. The CCMS Facilities Agreement became effective upon closing the Connect transaction.

The Connect facilities include (i) an overdraft facility (general banking facility) of ZAR 248.0 million; (ii) Facility A of ZAR 700.0 million (a long-term facility with a bullet repayment); (iii) Facility B of ZAR 350.0 million (a long-term facility with amortizing repayments commencing September 2022); and (iv) an asset-backed facility of ZAR 70.7 million. The amount available under the general banking facility will reduce to ZAR 205.0 million in mid-November 2022. CCMS paid a non-refundable structuring fee of approximately ZAR 5.5 million. Interest on Facility A and Facility B is payable quarterly in arrears based on JIBAR in effect from time to time plus a margin. Interest on the asset-backed facility is payable quarterly in arrears based on prime in effect from time to time plus a margin.

Borrowings under the CCMS Facilities Agreement are secured by a pledge by CCMS of, among other things, all of its equity shares, its entire equity interests in equity securities it owns and any claims outstanding. The CCMS Facilities Agreement contains customary covenants that require CCMS to maintain specified debt service, interest cover and leverage ratios.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.Borrowings (continued)

South Africa (continued

K2020 facility, comprising long-term borrowings

The Company, through its wholly owned subsidiary, K2020, entered into a Revolving Credit Facility Agreement (the “Revolving Facility Agreement”) with RMB on February 15, 2021. The revolving credit facility is for an amount of ZAR 150.0 million and matured on August 12, 2022. The facility continues to operate normally in agreement with K2020’s lender, while the parties conclude the legal agreements to significantly increase and extend the facility. Interest on the revolving credit facility is payable quarterly in arrears based on prime in effect from time to time plus a margin. A commitment fee of 1.5% per annum is charged on the undrawn available facility amount.

Certain merchant finance loans receivable have been pledged as security for the revolving credit facility obtained from RMB. CCMS also provided RMB with an unsecured limited guarantee (“the guarantee”) in respect of the revolving credit facility entered into between K2020 and RMB. The guarantee is limited to a maximum aggregate amount of ZAR 10.0 million and will become due and payable should there be any default on any of K2020’s payment obligations to RMB.

RMB facility, comprising indirect facilities

As of June 30, 2022, the aggregate amount of the Company’s short-term South African indirect credit facility with RMB was ZAR 135.0 million ($8.3 million), which includes guarantees, letters of credit and forward exchange contracts. As of June 30, 2022, the Company had utilized approximately ZAR 5.1 million ($0.3 million) of its indirect and derivative facilities of ZAR 135.0 million to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 22).

Nedbank facility, comprising short-term facilities

As of June 30, 2022, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 156.6 million ($9.6 million). The credit facility represents an indirect and derivative facilities of up to ZAR 156.6 million ($9.6 million), which include guarantees, letters of credit and forward exchange contracts.

On November 2, 2020, the Company amended its short-term South African credit facility with Nedbank Limited to increase the indirect and derivative facilities component of the facility from ZAR 150.0 million to ZAR 159.0 million. On June 1, 2021, the Company further amended its short-term South African credit facility with Nedbank Limited to reduce the indirect and derivative facilities component of the facility from ZAR 159.0 million to ZAR 157.0 million, and to cancel its ZAR 50 million general banking facility. During the year ended June 30, 2022, the Company cancelled its overdraft facility of up to ZAR 250.0 million ($15.0 million), which was used to fund mobile ATMs as it no longer operates a mobile ATM service.

The Company has entered into cession and pledge agreements with Nedbank related to certain of its Nedbank credit facilities (the general banking facility and a portion of the indirect facility) and the Company has ceded and pledged certain bank accounts to Nedbank and also provided a cession of Lesaka SA’s shareholding in Cell C. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. These funds, of ZAR 155.1 million ($9.5 million translated at exchange rates applicable as of June 30, 2022), are included within the caption restricted cash related to ATM funding and credit facilities on the Company’s consolidated balance sheet as of June 30, 2022.

The short-term facility provided Nedbank with the right to set off funds held in certain identified Company bank accounts with Nedbank against any amounts owed to Nedbank under the facility. As of June 30, 2022, these facilities were no longer available. The Company had total funds of $0.2 million in bank accounts with Nedbank which have been set off against $0.2 million drawn under the Nedbank facility, for a net amount drawn under the facility of $0 (nil) as of June 30, 2021.

As of June 30, 2021, the Company had not utilized its ZAR 250.0 million overdraft facility to fund ATMs. As of June 30, 2022 and June 30, 2021, the Company had utilized approximately ZAR 92.1 million ($5.7 million) and ZAR 156.6 million ($10.9 million), respectively, of its indirect and derivative facilities of ZAR 156.6 million (2021: ZAR 156.6 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 22).

On June 30, 2022, the Company’s ZAR 60.0 million bank guarantee issued by Nedbank to a third party expired and on July 1, 2022, it was replaced with a ZAR 28.0 million bank guarantee issued by RMB to the same third party. In July 2022, the Company was able to release ZAR 60.0 million in cash held in a pledged bank account with Nedbank which was held as security against the bank guarantee issued by Nedbank, and the ZAR 28.0 million bank guarantee did not require a cash underpin.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.Borrowings (continued)

United States, a short-term facility (this facility has been repaid and cancelled)

On September 14, 2018, the Company renewed its $10.0 million overdraft facility from Bank Frick and on February 4, 2019, the Company increased the overdraft facility to $20.0 million. The Company’s $20 million facility from Bank Frick was settled in full and cancelled in March 2020. The facility was secured by a pledge of the Company’s investment in Bank Frick and the shares under the pledge were released upon cancellation.

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of June 30, 2022, and the movement in the Company’s short-term facilities from as of June 30, 2021 to as of June 30, 2022:

	RMB	RMB	RMB	Nedbank
	Facility E	Indirect	Connect	Facilities	Total
Short-term facilities available as of June 30, 2022	$85,941	$8,287	$15,221	$9,610	$119,059
Overdraft	-	-	15,221	-	15,221
Overdraft restricted as to use for ATM funding only	85,941	-	-	-	85,941
Indirect and derivative facilities	-	8,287	-	9,610	17,897

Movement in utilized overdraft facilities:
Balance as of June 30, 2020	14,756	-	-	58	14,814
Utilized	340,655	-	-	19,428	360,083
Repaid	(346,187)	-	-	(19,253)	(365,440)
Foreign currency adjustment(1)	5,021	-	-	(233)	4,788
Balance as of June 30, 2021(2)	14,245	-	-	-	14,245
Restricted as to use for ATM funding only	14,245	-	-	-	14,245
No restrictions as to use	-	-	-	-	-
Facilities acquired in transaction	-	-	16,903	-	16,903
Utilized	563,588	-	5,929	1,345	570,862
Repaid	(517,948)	-	(6,189)	(1,322)	(525,459)
Foreign currency adjustment(1)	(8,547)	-	(1,763)	(23)	(10,333)
Balance as of June 30, 2022	51,338	-	14,880	-	66,218
Restricted as to use for ATM funding only	51,338	-	-	-	51,338
No restrictions as to use	-	-	14,880	-	14,880

Interest rate as of June 30, 2022 (%)(3)	8.2500		8.2500	-

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2020	-	-	-	5,398	5,398
Utilized	-	-	-	4,009	4,009
Foreign currency adjustment(1)	-	-	-	1,540	1,540
Balance as of June 30, 2021	-	-	-	10,947	10,947
Guarantees cancelled	-	-	-	(4,240)	(4,240)
Utilized	-	336	-	-	336
Foreign currency adjustment(1)	-	(23)	-	(1,053)	(1,076)
Balance as of June 30, 2022	$-	$313	$-	$5,654	$5,967

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) As of June 30, 2021, there was $0.2 million offset against the Nedbank overdraft facilities.

(3) Facility E and Connect facility interest set at prime, Nedbank interest rate set at prime less 1.15%.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.Borrowings (continued)

Movement in long-term borrowings

The Company had no long-term borrowings as of June 30, 2021. Summarized below is the movement in the Company’s long-term borrowing from as of June 30, 2021, to as of June 30, 2022:

	Facilities
	G & H	A&B	K2020	Asset backed	Total
Included in current	$-	$-	$-	$-	$-
Included in long-term	-	-	-	-	-
Opening balance as of June 30, 2021	-	-	-	-	-
Facilities utilized	77,069	-	472	1,310	78,851
Facilities acquired in transaction	-	72,318	9,772	4,870	86,960
Facilities repaid	(4,492)	-	(933)	(156)	(5,581)
Non-refundable fees paid	(1,307)	-	-	-	(1,307)
Non-refundable fees amortized	196	18	37	-	251
Foreign currency adjustment(1)	(8,112)	(7,864)	(1,002)	(550)	(17,528)
Closing balance as of June 30, 2022	63,354	64,472	8,346	5,474	141,646
Included in current	-	4,604	-	2,200	6,804
Included in long-term	63,354	59,868	8,346	3,274	134,842
Unamortized fees	(976)	(322)	35	-	(1,263)
Due within 2 years	64,330	4,603	8,311	2,338	79,582
Due within 3 years	-	6,139	-	907	7,046
Due within 4 years	-	9,975	-	29	10,004
Due within 5 years	$-	$39,473	$-	$-	$39,473

Interest rates as of June 30, 2022 (%):	7.0 - 8.0	8.75	8.75	9.00
Base rate (%)	5.00	5.00	5.00	8.25
Margin (%)	Varies	3.75	1.25	0.75
Footnote number	(2)(3)	(4)	(5)	(6)

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) Interest on Facility G is calculated based on the 3-month JIBAR in effect from time to time plus a margin of (i) 3.00% per annum until January 13, 2023; and then (ii) from January 14, 2023, (x) 2.50% per annum if the Facility G balance outstanding is less than or equal to ZAR 250.0 million, or (y) 3.00% per annum if the Facility G balance is between ZAR 250.0 million to ZAR 450.0 million, or (z) 3.50% per annum if the Facility G balance is greater than ZAR 450.0 million. The interest rate shall increase by a further 2.00% per annum in the event of default (as defined in the Loan Documents).

(3) Interest on Facility H is calculated based on JIBAR in effect from time to time plus a margin of 2.00% per annum which increases by a further 2.00% per annum in the event of default (as defined in the Loan Documents).

(4) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin, of approximately 3.75%, in effect from time to time.

(5) Interest is charged at prime plus 1.25% per annum on the utilized balance.

(6) Interest is charged at prime plus 1.00% per annum on the utilized balance.

Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense on the consolidated statement of operations during the years ended June 30, 2022 and 2020, was $2.3 million and $0.6 million, respectively. The was no interest expense incurred during the year ended June 30, 2021. Prepaid facility fees amortized included in interest expense during the year ended June 30, 2022, was $0.2 million. There was no prepaid facility fee amortization during the years ended June 30, 2021 and 2020, respectively. Interest expense incurred under the Company’s K2020 facility relates to borrowings utilized to fund a portion of the Company’s merchant finance loans receivable and interest expense of $0.2 million is included in the caption cost of goods sold, IT processing, servicing and support on the consolidated statement of operations for the year ended June 30, 2022.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.Other payables

Summarized below is the breakdown of other payables as of June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Accruals	$9,948	$7,501
Provisions	7,365	5,343
Payroll-related payables	1,306	884
Participating merchants' settlement obligation	114	137
Value-added tax payable	845	435
Vendor consideration due to sellers of Connect (Note 3)	1,459	-
Other	13,325	13,288
	$34,362	$27,588

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

14.COMMON STOCK

Common stock

Holders of shares of Lesaka’s common stock are entitled to receive dividends and other distributions when declared by Lesaka’s board of directors out of legally available funds. Payment of dividends and distributions is subject to certain restrictions under the Florida Business Corporation Act, including the requirement that after making any distribution Lesaka must be able to meet its debts as they become due in the usual course of its business.

Upon voluntary or involuntary liquidation, dissolution or winding up of Lesaka, holders of common stock share ratably in the assets remaining after payments to creditors and provision for the preference of any preferred stock according to its terms. There are no pre-emptive or other subscription rights, conversion rights or redemption or scheduled installment payment provisions relating to shares of common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Each holder of common stock is entitled to one vote per share for the election of directors and for all other matters to be voted on by shareholders. Holders of common stock may not cumulate their votes in the election of directors, and are entitled to share equally and ratably in the dividends that may be declared by the board of directors, but only after payment of dividends required to be paid on outstanding shares of preferred stock according to its terms. The shares of Lesaka common stock are not subject to redemption.

The Company’s number of shares, net of treasury, presented in the consolidated balance sheets and consolidated statement of changes in equity includes participating non-vested equity shares (specifically contingently returnable shares) as described below in Note 17 “— Amended and Restated Stock Incentive Plan—Restricted Stock—General Terms of Awards”.

The following table presents a reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2022, 2021 and 2020:

	2022	2021	2020

Number of shares, net of treasury:
Statement of changes in equity – common stock	62,324,321	56,716,620	57,118,925
Less: Non-vested equity shares that have not vested as of end of year (Note 17)	2,385,267	384,560	1,115,500
Number of shares, net of treasury excluding non-vested equity shares that have not vested	59,939,054	56,332,060	56,003,425

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.COMMON STOCK (continued)

Redeemable common stock issued pursuant to transaction with the IFC Investors

Holders of redeemable common stock have all the rights enjoyed by holders of common stock, however, holders of redeemable common stock have additional contractual rights. On April 11, 2016, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with International Finance Corporation (“IFC”), IFC African, Latin American and Caribbean Fund, LP, IFC Financial Institutions Growth Fund, LP, and Africa Capitalization Fund, Ltd. (collectively, the “IFC Investors”). Under the Subscription Agreement, the IFC Investors purchased, and the Company sold in the aggregate, approximately 9.98 million shares of the Company’s common stock, par value $0.001 per share, at a price of $10.79 per share, for gross proceeds to the Company of approximately $107.7 million. The Company accounted for these 9.98 million shares as redeemable common stock as a result of the put option discussed below.

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

On August 19, 2022, the IFC Investors filed an amended Form 13D/A, amendment no. 2, with the United States Securities and Exchange Commission reporting that in October 2017 and February 2018, the IFC sold an aggregate of 514,376 shares of the Company’s common stock and therefore the additional contractual rights, including the put option rights related to these 514,376 shares, expired. The Company reclassified $5.6 million related to these 514,376 shares sold from redeemable common stock to additional paid-in-capital during the year ended June 30, 2022. Previously reported periods were not amended because the transaction only impacted equity.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.COMMON STOCK (continued)

Common stock repurchases

Executed under share repurchase authorizations

On February 5, 2020, the Company’s Board of Directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. The share repurchase authorization will be used at management’s discretion, subject to limitations imposed by SEC Rule 10b-18 and other legal requirements and subject to price and other internal limitations established by the Board. Repurchases will be funded from the Company’s available cash. Share repurchases may be made through open market purchases, privately negotiated transactions, or both. There can be no assurance that the Company will purchase any shares or any particular number of shares. The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. The Company did not repurchase any of its shares during the years ended June 30, 2022, 2021 and 2020, respectively, either under or outside of the authorization.

15.Accumulated other comprehensive (loss) income

The table below presents the change in accumulated other comprehensive (loss) income per component during the years ended June 30, 2022, 2021 and 2020:

	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2019	$(195,812)	$(195,812)
Release of foreign currency translation reserve: deconsolidation of CPS (Note 24)	32,451	32,451
Release of foreign currency translation reserve: disposal of Net1 Korea (Note 24)	14,228	14,228
Release of foreign currency translation reserve: disposal of DNI interest as an equity method investment (Note 9)	11,323	11,323
Release of foreign currency translation reserve: disposal of FIHRST (Note 24)	1,578	1,578
Movement in foreign currency translation reserve related to equity-accounted investment	2,227	2,227
Movement in foreign currency translation reserve	(35,070)	(35,070)
Balance as of July 1, 2020	(169,075)	(169,075)
Release of foreign currency translation reserve: the disposal of Bank Frick (Note 9)	(2,462)	(2,462)
Release of foreign currency translation reserve: liquidation of subsidiaries	605	605
Movement in foreign currency translation reserve related to equity-accounted investment	(1,967)	(1,967)
Movement in foreign currency translation reserve	27,178	27,178
Balance as of July 1, 2021	(145,721)	(145,721)
Release of foreign currency translation reserve: disposal of Finbond equity securities (Note 9)	587	587
Release of foreign currency translation reserve: liquidation of subsidiaries	468	468
Movement in foreign currency translation reserve related to equity-accounted investment	1,239	1,239
Movement in foreign currency translation reserve	(25,413)	(25,413)
Balance as of June 30, 2022	$(168,840)	$(168,840)

During the year ended June 30, 2022, the Company reclassified $0.6 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond (refer to Note 9). During the year ended June 30, 2021, the Company reclassified the following amounts from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss: $2.5 million related to the disposal of Bank Frick (refer to Note 9) and (ii) $0.6 million related to the liquidation of subsidiaries. During the year ended June 30, 2020, the Company reclassified the following amounts from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net (loss) income: (i) $32.5 million related to the deconsolidation of CPS (refer to 3), (ii) $14.2 million related to the disposal of Net1 Korea (refer to 3); (iii) $1.6 million related to the disposal of FIHRST (refer to 3), and (iv) $11.3 million related to the disposal of its DNI interest (refer to Note 9).

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.Revenue

The Company is a provider of digitized cash management solutions, transaction processing and merchant acquiring services, financial inclusion products and services, and secure payment technology. The Company operates a market-leading payment processor in South Africa. The Company offers debit, credit and prepaid processing and issuing services for all major payment networks. In South Africa, the Company provides innovative low-cost financial inclusion products, including banking, lending and insurance. Through the acquisition of Connect, the Company now offers digitized cash management solutions and merchant acquiring services, including an integrated platform for the distribution of value-added services.

Disaggregation of revenue

The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the year ended June 30, 2022:

	Consumer	Merchant	Other	Total
Processing fees	$28,982	$54,057	$1,695	$84,734
South Africa	28,982	48,305	-	77,287
Rest of world	-	5,752	1,695	7,447
Technology products	277	25,891	-	26,168
South Africa	277	25,826	-	26,103
Rest of world	-	65	-	65
Telecom products and services	-	69,603	-	69,603
Lending revenue	21,573	-	-	21,573
Interest from customers	-	1,121	-	1,121
Insurance revenue	8,530	-	-	8,530
Account holder fees	5,838	-	-	5,838
Other	732	4,310	-	5,042
South Africa	732	4,259	-	4,991
Rest of world	-	51	-	51
Total revenue, derived from the following geographic locations	65,932	154,982	1,695	222,609
South Africa	65,932	149,114	-	215,046
Rest of world	$-	$5,868	$1,695	$7,563

The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the year ended June 30, 2021:

	Consumer	Merchant	Other	Total
Processing fees	$32,042	$27,960	$3,318	$63,320
South Africa	32,042	27,960	-	60,002
Rest of world	-	-	3,318	3,318
Technology products	331	18,683	-	19,014
Telecom products and services	-	13,422	-	13,422
Lending revenue	20,672	-	-	20,672
Insurance revenue	6,605	-	-	6,605
Account holder fees	5,342	-	-	5,342
Other	1,157	1,254	-	2,411
Total revenue, derived from the following geographic locations	66,149	61,319	3,318	130,786
South Africa	66,149	61,319	-	127,468
Rest of world	$-	$-	$3,318	$3,318

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.Revenue (continued)

The following table represents our revenue disaggregated by major revenue streams, including reconciliation to operating segments for the year ended June 30, 2020:

	Consumer	Merchant	Other	Total
Processing fees	$30,978	$24,876	$5,041	$60,895
South Africa	30,978	24,876	-	55,854
Rest of world	-	-	5,041	5,041
Technology products	-	18,261	-	18,261
Telecom products and services	-	22,631	-	22,631
Lending revenue	19,955	-	-	19,955
Insurance revenue	5,212	-	-	5,212
Account holder fees	12,628	-	-	12,628
Other	2,225	2,492	-	4,717
Total revenue, derived from the following geographic locations	70,998	68,260	5,041	144,299
South Africa	70,998	68,260	-	139,258
Rest of world	$-	$-	$5,041	$5,041

17.Stock-based compensation

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

The Plan permits Lesaka to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Remuneration Committee of the Company’s Board of Directors (“Remuneration Committee”) administers the Plan.

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

Valuation Assumptions

The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the table below. The estimated expected volatility is generally calculated based on the Company’s 750-day volatility. The estimated expected life of the option was determined based on the historical behavior of employees who were granted options with similar terms.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

Amended and Restated Stock Incentive Plan (continued)

Options (continued)

Valuation Assumptions (continued)

The table below presents the range of assumptions used to value options granted during the years ended 2022, 2021 and 2020:

	2022	2021	2020
Expected volatility	50%	62%	57%
Expected dividends	0%	0%	0%
Expected life (in years)	3	3	3
Risk-free rate	1.61%	0.19%	1.57%

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

Forfeiture of 150,000 shares of restricted stock with Market Conditions awarded in August 2017

In August 2017, the Remuneration Committee approved an award of 210,000 shares of restricted stock to executive officers. The shares of restricted stock awarded to executive officers in August 2017 were subject to a time-based vesting condition and a market condition and would vest in full only on the date, if any, that the following conditions were satisfied: (1) the price of the Company’s common stock must equal or exceed certain agreed VWAP levels (as described below) during a measurement period commencing on the date that it filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and ending on December 31, 2020 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions was not satisfied, then none of the shares of restricted stock would vest and they would be forfeited. The $23.00 price target represented an approximate 35% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $9.38 closing price on August 23, 2017. The VWAP levels and vesting percentages related to such levels were as follows:

• Below $15.00 (threshold)—0%

• At or above $15.00 and below $19.00—33%

• At or above $19.00 and below $23.00—66%

• At or above $23.00—100%

The 210,000 shares of restricted stock were effectively forward starting knock-in barrier options with multi-strike prices of zero. The fair value of these shares of restricted stock was calculated utilizing a Monte Carlo simulation model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Forfeiture of 150,000 shares of restricted stock with Market Conditions awarded in August 2017 (continued)

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

On August 5, 2020, the Company and its then chief executive officer and member of its board of directors, Mr. Herman G. Kotzé, entered into a Separation and Release of Claims Agreement (the “Separation Agreement”). The parties agreed that Mr. Kotzé’s last day of employment with the Company would be September 30, 2020, unless terminated earlier by the Company for cause. Upon separation from the Company, Mr. Kotzé forfeited 150,000 shares of restricted stock that were subject to the market conditions described above because he was no longer an employee of the Company as of the vesting date. The VWAP market conditions were not achieved and all outstanding shares of restricted stock were forfeited on December 31, 2020.

Market Conditions - Restricted Stock Granted in September 2018 – all forfeited

In September 2018, the Remuneration Committee approved an award of 148,000 shares of restricted stock to executive officers. The 148,000 shares of restricted stock awarded to executive officers in September 2018 are subject to a time-based vesting condition and a market condition and vest in full only on the date, if any, that the following conditions are satisfied: (1) the price of the Company’s common stock must equal or exceed certain agreed VWAP levels (as described below) during a measurement period commencing on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and ending on December 31, 2021 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $23.00 price target represented an approximate 55% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $6.20 closing price on September 7, 2018. The VWAP levels and vesting percentages related to such levels are as follows:

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

During the year ended June 30, 2022, an executive officer forfeited 30,000 shares of restricted stock that were subject to the market conditions described above because the performance conditions were not met. During the year ended June 30, 2021, executive officers forfeited 88,000 shares of restricted stock that were subject to the market conditions described above following their separation from the Company.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

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

The performance-based awards vest based on the achievement of the following targeted return on average net equity during the measurement period, of:

• 8% per year: 50% vest;

• 14% per year: 100% vest.

No shares of restricted stock will vest at a return on average net equity of less than 8%. Calculation of the award based on the returns between 8% and 14% will be interpolated on a linear basis. The Company’s Remuneration Committee may use its discretion to adjust any component of the calculation of the award on a fact-by-fact basis, for instance, as the result of an acquisition. During the year ended June 30, 2021, executive officers forfeited 374,400 shares of restricted stock that were subject to the performance conditions described following their separation from the Company.

Market Conditions - Restricted Stock Granted in May 2021 and July 2021

In May 2021 and July 2021, respectively, the Remuneration Committee approved an award of 158,734 and 58,652 shares of restricted stock to executive officers. These shares of restricted stock awarded to executive officers are subject to a time-based vesting condition and a market condition and vest in full only on the date, if any, that the following conditions are satisfied: (1) a compounded annual 20% appreciation in the Company’s stock price over the measurement period commencing on June 30, 2021 through June 30, 2024, and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The Company’s closing stock price on Nasdaq on June 30, 2021, was $4.71.

The appreciation levels (times and price) and vesting percentages as of each period ended related to such levels are as follows:

• Prior to the first anniversary of the grant date: 0%

• Fiscal 2022, stock price as of June 30, 2022 is 1.2 times higher (i.e. $5.65 or higher) than $4.71: 33%;

• Fiscal 2023, stock price as of June 30, 2023 is 1.44 times higher (i.e. $6.78 or higher) than $4.71: 67%;

• Fiscal 2024, stock price as of June 30, 2024 is 1.728 times higher (i.e. $8.14) than $4.71:100%.

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

In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. In its calculation of the fair value of the restricted stock, the Company used an average volatility of 61.6% for the closing price (for each of the May 2021 and July 2021 awards), a discounting based on USD overnight indexed swap rates for the grant date, and no future dividends. The average volatility was extracted from the time series for closing prices as the standard deviation of log prices for the three years preceding the grant date. The mean reversion of volatility and the volatility of volatility parameters of the stochastic volatility process were extracted by regressing log differences against log levels of volatility from the time series for at-the-money options 30 day volatility quotes, which were available for the three years preceding May 5, 2021 (for the May 2021 awards) and July 1, 2021 (for the July 2021 award).

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Performance Conditions - Restricted Stock Granted in July 2021

In July 2021, the Remuneration Committee approved an award of 58,652 shares of restricted stock to an executive officer. These shares of restricted stock are subject to a time-based vesting condition and a performance condition and vest in full only on the date, if any, that the following conditions are satisfied: (1) achieving the Company’s three year financial services plan during the specific measurement period from June 30, 2021, to June 30, 2024, and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions are not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The fair value of these shares of restricted stock was calculated based on the market price on date of award.

Restricted Stock Units

The Remuneration Committee may approve the grant of other stock-based awards. In April 2022, the Company granted 1,250,486 shares of restricted stock to employees of Connect pursuant to the terms of the acquisition. The award included an equalization mechanism to maintain a return of $7.50 per share of restricted stock upon vesting through the issue of restricted stock units. The conversion of restricted stock units to shares cannot exceed 50% under the terms of the award and therefore no more than 625,243 (or 1,250,486 divided by two) would be issued upon vesting.

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

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the years ended June 30, 2022, 2021 and 2020:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - July 1, 2019	864,579	7.81	7.05	-	2.62
Granted – October 2019	561,000	3.07	10.00	676	1.20
Forfeited	(93,928)	7.50			2.81
Outstanding - June 30, 2020	1,331,651	5.83	7.56	-	2.01
Granted – August 2020	150,000	3.50	3.00	166	1.11
Granted – November 2020	560,000	3.01	10.00	691	1.23
Exercised	(17,335)	3.07	-	35	-
Forfeited	(729,484)	6.65			2.24
Outstanding - June 30, 2021	1,294,832	3.93	7.68	1,624	1.45
Granted – February 2022	137,620	4.87	10.00	235	1.71
Exercised	(249,521)	3.05	-	470	-
Forfeited	(256,706)	4.53			1.69
Outstanding - June 30, 2022	926,225	4.14	6.60	1,249	1.60

These options have an exercise price range of $3.01 to $11.23.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The Company awarded 137,620, 560,000 and 561,000 stock options to employees during the years ended June 30, 2022, 2021 and 2020, respectively. On August 5, 2020, the Company granted one of its non-employee directors, Mr. Ali Mazanderani, in his capacity as a consultant to the Company, 150,000 stock options with an exercise price of $3.50. These stock options are subject to the non-employee director’s continuous service through the applicable vesting date, and half of the options vest on each of the first and second anniversaries of the grant date.

During the years ended June 30, 2022, 2021 and 2020, 376,348, 331,833 and 170,335 stock options became exercisable, respectively. During the years ended June 30, 2022 and 2021, the Company received approximately $0.8 million and $0.5 million from the exercise of 249,521 and 17,335 stock options, respectively. No stock options were exercised during the year ended June 30, 2020.

During the years ended June 30, 2022, 2021 and 2020, employees forfeited 256,706, 729,484, and 93,928 stock options, respectively. The number of forfeitures during the year ended June 30, 2021, increased significantly compared to prior periods as a result of the closure of our IPG operations during the latter half of calendar 2020 and the unrelated (to the IPG closure) resignation of various employees in the first half of calendar 2021. The stock options forfeited had strike prices ranging from $3.01 to $11.23. In addition, the Company’s former chief executive officer forfeited 250,034 stock options with strike prices ranging from $6.20 to $11.23 per share following his separation from the Company.

The following table presents stock options vested and expected to vest as of June 30, 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)
Vested and expecting to vest - June 30, 2022	926,225	4.14	6.60	1,249

These options have an exercise price range of $3.01 to $11.23.

The following table presents stock options that are exercisable as of June 30, 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - June 30, 2022	380,674	5.00	5.46	163

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock

The following table summarizes restricted stock activity for the years ended June 30, 2022, 2021 and 2020:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – July 1, 2019	583,908	3,410
Granted – February 2020	568,000	2,300
Total vested	(18,908)	70
Vested – March 2020	(11,408)	42
Vested – March 2020 - accelerated vesting	(7,500)	28
Forfeitures	(17,500)	65
Non-vested – June 30, 2020	1,115,500	5,354
Granted – May 2021	254,560	1,035
Total vested	(311,300)	(1,037)
Vested – August 2020	(244,500)	812
Vested – September 2020 - accelerated vesting	(66,800)	225
Total forfeitures	(674,200)	2,690
Forfeitures - employee terminations	(644,200)	2,542
Forfeitures – September 2018 awards with market conditions	(30,000)	148
Non-vested – June 30, 2021	384,560	1,123
Total granted	2,168,110	11,097
Granted – July 2021	234,608	963
Granted – August 2021	44,986	192
Granted – November and December 2021	326,158	1,766
Granted – December 2021	50,300	269
Granted – February 2022	29,920	146
Granted – March 2022	207,859	1,097
Granted – April 2022	1,250,486	6,540
Granted – May 2022	23,793	124
Total granted and vested - November and December 2021	-	-
Granted - November and December 2021	71,647	393
Vested - November and December 2021	(71,647)	(393)
Total vested	(61,861)	306
Total forfeitures	(105,542)	542
Forfeitures - employee terminations	(75,542)	382
Forfeitures – September 2018 awards with market conditions	(30,000)	160
Non-vested – June 30, 2022	2,385,267	11,879

Awards granted

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Awards granted(continued)

In August 2021, December 2021, February 2022, and May 2022, the Company awarded 44,986, 50,300, 29,920 and 23,793 shares of restricted stock, respectively, to employees which have time and performance-based (market conditions related to share price performance) vesting conditions.

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

The executives acquired shares during November and December 2021, and the Company granted the executives 326,158 matching awards and 71,647 top up awards. In May 2022, the Company amended the terms of these awards to change the vesting dates from when the shares were acquired in November and December 2021 to the anniversary of the executive’s date of joining the Company. The shares continue to vest ratably over three years on the applicable vesting date.

Effective January 1, 2022, the Company agreed to grant an advisor shares in lieu of cash for services provided to the Company during a contract term that will expire on December 31, 2022. The contract may be terminated early if certain agreed events occur. The advisor has agreed to receive 6,481 shares of the Company’s common stock per month as payment for services rendered and is not entitled to receive additional shares if the contract is terminated early due to the occurrence of the agreed events. The 6,481 shares granted per month was calculated using an agreed monthly fee of $35,000 divided by the Company’s closing market price on January 3, 2022, on the Nasdaq Global Select Market. The Company and the advisor have agreed that the Company will issue the shares to the advisor, in arrears, on a quarterly basis and that the shares may not be transferred until the earlier of December 31, 2022, or the occurrence of the agreed event. During the year ended June 30, 2022, the Company recorded a stock-based compensation charge of $0.2 million and included the issuance of 38,886 shares of common stock in its issued and outstanding share count.

The May 2021 grants comprise 158,734 shares of restricted stock awarded to executive officers that are subject to a market condition (related to share price performance) and time-based vesting, and 95,826 shares of restricted stock awarded to employees, including 77,040 shares of restricted stock awarded to Mr. Mali, our Chief Executive Officer: Southern Africa, that are subject to time-based vesting.

The February 2020 grants comprise 113,600 shares of restricted stock awarded to executive officers that are subject to time-based vesting and 454,400 shares of restricted stock awarded to executive officers that are subject to performance and time-based vesting.

Awards vested

During the years ended June 30, 2022, 2021 and 2020, respectively, 133,508, 244,500 and 18,908 shares of restricted stock with time-based vesting conditions vested.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Awards vested (continued)

The 133,508 shares of restricted stock that vested during the year ended June 30, 2022, includes the 71,647 top up awards referred to above and 29,919 shares of restricted stock that vested following the change in vesting date to the anniversary of the executive’s date of joining the Company.

In connection with the Company’s former chief executive officer’s separation, the Company agreed to accelerate the vesting of 66,800 shares of restricted stock which were granted in February 2020, and which were subject to time-based vesting. These shares of restricted stock vested on September 30, 2020.

On March 1, 2018, 22,817 shares of restricted stock with time-based vesting conditions were granted to our chief financial officer at the time and this award vested in two tranches, of which 11,408 vested on March 1, 2020. The Company’s Board of Directors accelerated the vesting of 7,500 shares of restricted stock to an executive officer upon the disposal of Net1 Korea.

Awards forfeited

During the year ended June 30, 2022, 30,000 shares of restricted stock were forfeited by an executive officer as the market condition (related to share price performance) was not achieved and the 75,542 shares of restricted stock were forfeited by employees following termination of their employment. The 644,200 shares of restricted stock that were forfeited during the year ended June 30, 2021, includes 475,200 shares of restricted stock forfeited by the Company’s former chief executive officer upon his separation from the Company. The 30,000 shares were forfeited by an executive officer as the market condition (related to share price performance) was not achieved. During the year ended June 30, 2020, employees forfeited 17,500 shares of restricted stock upon termination and 7,500 shares (50% of the original award) of restricted stock with time-based vesting conditions were forfeited by an executive officer upon the disposal of Net1 Korea.

The fair value of restricted stock which vested during the years ended June 30, 2022, 2021 and 2020, was $0.4 million, $1.0 million and $0.1 million, respectively.

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a net stock compensation charge of $3.0 million, $0.3 million and $1.7 million for the years ended June 30, 2022, 2021 and 2020, respectively, which comprised:

	Total charge	Allocated to IT processing, servicing and support	Allocated to selling, general and administration
Year ended June 30, 2022
Stock-based compensation charge	$3,082	$-	$3,082
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(120)	-	(120)
Total - year ended June 30, 2022	$2,962	$-	$2,962

Year ended June 30, 2021
Stock-based compensation charge	$1,430	$-	$1,430
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(1,086)	-	(1,086)
Total - year ended June 30, 2021	$344	$-	$344

Year ended June 30, 2020
Stock-based compensation charge	$1,873	$-	$1,873
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(145)	-	(145)
Total - year ended June 30, 2020	$1,728	$-	$1,728

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

The stock-based compensation charges and reversal have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of June 30, 2022, the total unrecognized compensation cost related to stock options was approximately $0.4 million, which the Company expects to recognize over approximately two years. As of June 30, 2022, the total unrecognized compensation cost related to restricted stock awards was approximately $10.4 million, which the Company expects to recognize over approximately three years.

Tax consequences

The Company recorded a deferred tax asset of approximately $0.3 million and $0.1 million, respectively, for the years ended June 30, 2022 and June 30, 2021. As of June 30, 2022 and 2021, the Company recorded a valuation allowance of approximately $0.3 million and $0.1 million respectively, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

18.INCOME TAX

Income tax provision

The table below presents the components of (loss) income before income taxes for the years ended June 30, 2022, 2021 and 2020:

	2022	2021	2020
South Africa	$(31,266)	$(30,825)	$(26,230)
United States	(8,509)	(6,686)	(8,984)
Liechtenstein	(509)	(810)	(17,519)
Other	384	32,702	(12,283)
Loss before income taxes	$(39,900)	$(5,619)	$(65,016)

Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2022, 2021 and 2020:

	2022	2021	2020
Current income tax expense (benefit)	$2,309	$859	$1,652
South Africa	2,309	866	1,552
United States	-	(75)	12
Other	-	68	88
Deferred taxation (benefit) charge	(2,044)	6,691	932
South Africa	(2,154)	(2,039)	653
United States	-	9,136	-
Other	110	(406)	279
Foreign tax credits generated – United States	62	10	72
Income tax provision	$327	$7,560	$2,656

There were no changes to the enacted tax rates in the years ended June 30, 2022, 2021 and 2020. The South African corporate income tax rate is expected to reduce from 28% to 27% from July 1, 2022, however, the change in the income tax rate had not been enacted as of June 30, 2022 (and has still not been enacted as of the date of this report), and accordingly all deferred taxes assets and liabilities related to the Company’s South African operations are still recorded using the enacted corporate income tax rate of 28%.

The Company’s current income tax expense for the year ended June 30, 2022, was higher than the previous year due to the acquisition of Connect, which is profitable and generates taxable income.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.INCOME TAX (continued)

Income tax provision (continued)

During the years ended June 30, 2022, 2021 and 2020, the Company incurred net operating losses through certain of its South African wholly-owned subsidiaries and recorded a deferred taxation benefit related to these losses. However, the Company has created a valuation allowance for these net operating losses which reduced the deferred taxation benefit recorded. The deferred tax benefit for the year ended June 30, 2022, includes the deferred tax benefit related to amortization of intangible assets acquired in the Connect transaction.

The Company incurred a net capital gain, after the application of capital loss carryforwards, related to the internal restructuring of a wholly-owned subsidiary during the year ended June 30, 2020. The Company also generated taxable capital gains during the year ended June 30, 2020, related to the disposal of FIHRST (refer to Note 24) and the sale of DNI (refer to Note 9) but utilized capital loss carryforwards to reduce the capital gains on these transactions to zero ($0).

A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2022, 2021 and 2020, is as follows:

2022	2021	2020
Income taxes at fully-distributed South African tax rates	28.00%	28.00%	28.00%
Movement in valuation allowance	(22.05)%	(250.16)%	1.64%
Non-deductible items	(6.59)%	(58.40)%	(10.38)%
Foreign tax rate differential	0.02%	51.21%	(4.17)%
Capital gains differential	0.11%	93.03%	(1.59)%
Prior year adjustments	0.01%	1.77%	(0.01)%
Release from FCTR	(0.33)%	-	-	(14.65)%
Subpart F inclusions	-	-	-	-	(2.85)%
Foreign tax credits	-	-	-	-	(0.08)%
Taxation on deemed dividends in the United States	-	-	-	-	-	-
Transition Tax	-	-	-	-	-	-
Income tax provision	(0.83)%	(134.55)%	(4.09)%

Percentages included in the 2022, 2021 and 2020 columns in the reconciliation of income taxes presented above are impacted by the loss incurred by the Company during the year ended June 30, 2022, 2021 and 2020. For instance, for the year ended June 30, 2022, the income tax provision of $0.3 million represents (0.83%) multiplied by the net loss before tax of $(39,900).

Movement in the valuation allowance for the year ended June 30, 2022, includes allowances created related to net operating losses incurred during the year. Non-deductible items for the year ended June 30, 2022, includes the transaction costs related to the acquisition of Connect.

Movement in the valuation allowance for the year ended June 30, 2021, includes allowances created related to net operating losses incurred during the year. Non-deductible items for the year ended June 30, 2021, includes the impact of the allowance for doubtful loans to equity-accounted investments created. The foreign tax rate differential relates primarily to the difference between the fully-distributed South African income tax rate and the rate used (21%) to measure the deferred tax liability created related to the fair adjustment to the Company’s investment in MobiKwik (refer to Note 9). The capital gains differential for the year ended June 30, 2021, represents the impact of the reversal of the deferred tax liability related to one of the Company’s equity-accounted investments following its impairment (refer to Note 9).

Movement in the valuation allowance for the year ended June 30, 2020, includes allowances created related to net operating losses incurred during the year and valuation allowances created for a deferred tax asset recorded related to the deconsolidation of CPS and other corporate transactions. Release from FCTR for the year ended June 30, 2020, relates to the releases from accumulated other comprehensive loss (refer to Note 15) that are not deductible for tax purposes. Non-deductible items for the year ended June 30, 2020, includes the option termination fee paid and the goodwill impairment loss recognized.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.Income tax (continued)

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

	June 30,	June 30,
	2022	2021
Total deferred tax assets
Capital losses related to investments	$42,587	$47,518
Net operating loss carryforwards	40,384	36,329
Foreign tax credits	32,671	32,737
Provisions and accruals	3,163	2,123
FTS patent	95	163
Other	2,063	654
Total deferred tax assets before valuation allowance	120,963	119,524
Valuation allowances	(117,101)	(118,777)
Total deferred tax assets, net of valuation allowance	3,862	747

Total deferred tax liabilities:
Intangible assets	43,876	100
Investments	10,354	10,354
Other	67	87
Total deferred tax liabilities	54,297	10,541

Reported as
Long-term deferred tax assets	3,776	622
Long-term deferred tax liabilities	54,211	10,415
Net deferred income tax liabilities	$50,435	$9,793

Increase in total net deferred income tax liabilities

Capital losses related to investments

Capital losses as of June 30, 2022 and 2021, comprises the capital loss arising from the difference between the amount paid for Cell C in August 2017 and the its fair value as of the respective year end, of $0.0 million, and difference between the amount paid for CPS in 2004 and the its fair value as of the respective year end, of $0.0 million. The change in capital losses related to investments relates primarily to the impact of currency changes between the South Africa Rand against the United States dollar.

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

Intangibles assets

Intangible assets increased during the year ended June 30, 2022, as a result of the recognition of intangibles assets related to the acquisition of Connect (refer to Note 3).

Investments

Investment increased during the year ended June 30, 2021, primarily as a result of the fair value adjustments to the carrying value of MobiKwik (refer to Note 9).

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.Income tax (continued)

Deferred tax assets and liabilities (continued)

Decrease in valuation allowance (continued)

At June 30, 2022, the Company had deferred tax assets of $3.9 million (2021: $0.7 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At June 30, 2022, the Company had a valuation allowance of $117.1 million (2021: $118.8 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2022 and 2021, is presented below:

	Total	Capital losses related to investments	Net operating loss carry-forwards	Foreign tax credits	Other
July 1, 2020	$106,433	$36,721	$32,273	$32,799	$4,640
Charged to statement of operations	16,376	3,532	13,264	-	(420)
Reversed to statement of operations	(14,840)	-	(13,687)	(62)	(1,091)
Utilized	(1,422)	-	(135)	-	(1,287)
Foreign currency adjustment	12,230	7,265	4,555	-	410
June 30, 2021	118,777	47,518	36,270	32,737	2,252
Charged to statement of operations	8,119	195	7,647	-	277
Reversed to statement of operations	(301)	-	(167)	(66)	(68)
Utilized	(1)	-	(1)	-	-
Foreign currency adjustment	(9,493)	(5,126)	(4,097)	-	(270)
June 30, 2022	$117,101	$42,587	$39,652	$32,671	$2,191

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

As of June 30, 2022, Lesaka had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	U.S. net operating loss carry forwards
2024	$775

Lesaka had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2022 and 2021, respectively.

Uncertain tax positions

As of June 30, 2022 and 2021, the Company had no unrecognized tax benefits which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, Malta, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of June 30, 2022, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2018. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.(Loss) Earnings per share

The Company has issued redeemable common stock (refer to Note 14) which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the years ended June 30, 2022, 2021 and 2020. Accordingly, the two-class method presented below does not include the impact of any redemption.

Basic (loss) earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the years ended June 30, 2022, 2021 and 2020, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted (loss) earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted (loss) earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees during the current and previous fiscal periods as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted (loss) earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 17. The Company has excluded employee stock options to purchase 191,448 shares of common stock from the calculation of diluted loss per share during the year ended June 30, 2022, because the effect would be antidilutive.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.(Loss) Earnings per share (continued)

The following table presents net (loss) income attributable to Lesaka and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method for the years ended June 30, 2022, 2021 and 2020:

	2022	2021	2020
	(in thousands except percent and per share data)
Numerator:
Net loss attributable to Lesaka	$(43,876)	$(38,057)	$(78,358)
Undistributed (loss) earnings	(43,876)	(38,057)	(78,358)
Continuing	(43,876)	(38,057)	(97,214)
Discontinued	$-	$-	$18,856

Percent allocated to common shareholders
(Calculation 1)	98%	99%	98%

Numerator for (loss) earnings per share: basic and diluted	$(43,006)	$(37,825)	$(76,827)
Continuing	(43,006)	(37,825)	(95,315)
Discontinued	$-	$-	$18,488

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	57,207	56,332	56,003
Effect of dilutive securities:
Stock options	-	259	-
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assumed conversion	57,207	56,591	56,003

(Loss) Earnings per share:
Basic	$(0.75)	$(0.67)	$(1.37)
Continuing	$(0.75)	$(0.67)	$(1.70)
Discontinued	$-	$-	$0.33
Diluted	$(0.75)	$(0.67)	$(1.37)
Continuing	$(0.75)	$(0.67)	$(1.70)
Discontinued	$-	$-	$0.33

(Calculation 1)
Basic weighted-average common shares outstanding (A)	57,207	56,332	56,003
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	58,364	56,678	57,119
Percent allocated to common shareholders
(A) / (B)	98%	99%	98%

Options to purchase 186,999, 282,832 and 1,331,651 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 (2022), $6.20 to $11.23 (2021) and $3.07 to $11.23 (2020) per share were outstanding during the year ended June 30, 2022, 2021 and 2020, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common shares. The options, which expire at various dates through February 3, 2032, were still outstanding as of June 30, 2022.

20.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the years ended June 30, 2022, 2021 and 2020:

	2022	2021	2020
Cash received from interest	$2,065	$2,222	$3,057
Cash paid for interest	$5,817	$3,056	$6,050
Cash paid for income taxes	$1,138	$16,608	$5,001

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.Supplemental cash flow information (continued)

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company’s consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company’s debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Cash, cash equivalents and restricted cash also includes cash in certain bank accounts that have been ceded to Nedbank. As this cash has been pledged and ceded it may not be drawn and is considered restricted as to use and therefore is classified as restricted cash as well. Refer to Note 12 for additional information regarding the Company’s facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of June 30, 2022, 2021 and 2020:

	2022	2021	2020
Continuing	$43,940	$198,572	$217,671
Restricted cash	60,860	25,193	14,814
Cash, cash equivalents and restricted cash	$104,800	$223,765	$232,485

Leases

The following table presents supplemental cash flow disclosure related to leases for the years ended June 30, 2022, 2021 and 2020:

	2022	2021	2020
Cash paid related to lease liabilities
Operating cash flows from operating leases	$3,971	$4,050	$3,603

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,054	$3,000	$2,974

21.Operating segments

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

Reallocation of certain activities among operating segments

During the second quarter of fiscal 2022, the Company reorganized its operating segments by combining financial services provided to consumers (primarily individuals) from the Financial services operating segment with processing activities provided for customers within the Consumer operating segment, and by allocating processing activities performed for merchants (primarily corporate and juristic customers) from the Processing operating segment to the Merchant operating segment. Sales of hardware and licenses to customers (primarily corporate entities) included in the Technology operating segment have been allocated to the Merchant operating segment. Lastly, processing activities performed outside of South Africa have been allocated from the Processing operating segment to the Other operating segment. Segment results for the year ended June 30, 2022, reflect these changes to the operating segments. Previously reported information has been restated.

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.Operating segments (continued)

Operating segments (continued)

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

The Merchant segment includes activities related to the provision of goods and services provided to corporate and other juristic entities. The Company earns fees from processing activities performed for its customers and revenue generated from the distribution of prepaid airtime. The Company provides cash management and payment services to merchant customers through a digital vault (safe asset) which is located at the customer’s premises and through which the Company is able to provide the services which generate processing fee revenue. The Company provides its customers with transaction processing services that involve the collection, transmittal and retrieval of all transaction data. This segment also includes sales of hardware and licenses to customers. Hardware includes the sale of POS devices, SIM cards and other consumables which can occur on an ad hoc basis. Licenses include the right to use certain technology developed by the Company. During the year ended June 30, 2020, this operating segment incurred a goodwill impairment loss of $5.6 million (refer to Note 10).

The Other segment includes our operations outside South Africa and IPG’s processing activities for the applicable period through to the year ended June 30, 2021.

Corporate/Eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets. The $17.5 million termination fee paid to terminate the Bank Frick option (refer to Note 9) during the year ended June 30, 2020, has been allocated to corporate/ elimination.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segment’s revenue to revenue from external customers for the years ended June 30, 2022, 2021 and 2020, respectively, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Consumer	$65,932	$-	$65,932
Merchant	155,366	384	154,982
Other	1,695	-	1,695
Total for the year ended June 30, 2022	$222,993	$384	$222,609

Consumer	$66,149	$-	$66,149
Merchant	61,478	159	61,319
Other	3,318	-	3,318
Total for the year ended June 30, 2021	$130,945	$159	$130,786

Consumer	$70,998	$-	$70,998
Merchant	68,659	399	68,260
Other	5,041	-	5,041
Total for the year ended June 30, 2020	$144,698	$399	$144,299

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segments’ measures of profit or loss to income before income taxes for the years ended June 30, 2022, 2021 and 2020, respectively, is as follows:

	2022	2021	2020

Reportable segments measure of profit or loss	$(10,424)	$(31,949)	$(20,828)
Operating loss: Corporate/Eliminations	(18,241)	(13,428)	(8,773)
Lease adjustments	(3,955)	(4,148)	(3,664)
Depreciation and amortization	(7,575)	(4,347)	(4,647)
Impairment loss	-	-	(6,336)
Gain related to fair value adjustment to currency options	3,691	-	-
Gain on disposal of equity securities	720	-	-
Loss on disposal of equity-accounted investment (Note 9)	(376)	(13)
Change in fair value of equity securities (Note 3)	-	49,304	-
Loss on disposal of equity-accounted investment - Bank Frick (Note 9)	-	(472)
Gain on disposal of FIHRST (Note 3)	-	-	9,743
Loss on disposal of DNI interest as an equity method investment (Note 3)	-	-	(1,010)
Loss on deconsolidation of CPS (Note 3)	-	-	(7,148)
Termination fee to cancel Bank Frick option	-	-	(17,517)
Interest income	2,089	2,416	2,805
Interest expense	(5,829)	(2,982)	(7,641)
Loss before income taxes	$(39,900)	$(5,619)	$(65,016)

The following tables summarize segment information for the years ended June 30, 2022, 2021 and 2020:

	2022	2021	2020
Reportable segment revenue
Consumer	$65,932	$66,149	$70,998
Merchant	155,366	61,478	68,659
Other	1,695	3,318	5,041
Total reportable segment revenue	222,993	130,945	144,698

Segment Adjusted EBITDA
Consumer(1)	(22,232)	(26,303)	(13,989)
Merchant	11,305	4,728	5,176
Other	503	(10,374)	(12,015)
Total Segment Adjusted EBITDA	(10,424)	(31,949)	(20,828)
Corporate/Eliminations	(18,241)	(13,428)	(8,773)
Subtotal	(28,665)	(45,377)	(29,601)
Less: Lease adjustments	3,955	4,148	3,664
Less: Depreciation and amortization	7,575	4,347	4,647
Total operating loss	(40,195)	(53,872)	(44,248)

Depreciation and amortization
Consumer	1,660	3,071	3,220
Merchant	2,128	795	534
Other	58	122	502
Subtotal: Operating segments	3,846	3,988	4,256
Corporate/Eliminations	3,729	359	391
Total	7,575	4,347	4,647

Expenditures for long-lived assets
Consumer	1,712	3,433	2,540
Merchant	2,811	829	1,193
Other	35	23	702
Subtotal: Operating segments	4,558	4,285	4,435
Corporate/Eliminations	-	-	-
Total	$4,558	$4,285	$4,435

(1) Consumer Segment Adjusted EBITDA for the year ended June 30, 2022, includes reorganization costs of $5.9 million (refer also Note 1).

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.Operating segments (continued)

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

Long-lived assets based on their geographic location as of June 30, 2022, 2021 and 2020, are presented in the table below:

	Long-lived assets
	2022	2021	2020
South Africa	$359,725	$50,754	$68,521
Liechtenstein - investment in Bank Frick (Note 9)	-	-	29,739
India - investment in MobiKwik (Note 9)	76,297	76,297	26,993
Rest of world	2,811	6,962	9,119
Total	$438,833	$134,013	$134,372

22.Commitments and contingencies

Capital commitments

As of June 30, 2022 and 2021, the Company had outstanding capital commitments of approximately $0.03 million and $0.3 million, respectively.

Purchase obligations

As of June 30, 2022 and 2021, the Company had purchase obligations totaling $11.0 million and $2.5 million, respectively. The purchase obligations as of June 30, 2022, primarily relate to POS devices, components for safe assets and inventory that will be delivered to the Company and sold to customers in the second half of calendar 2022.

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by South African banks. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 92.1 million ($5.7 million, translated at exchange rates applicable as of June 30, 2022) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.82% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

RMB has issued guarantees to these third parties amounting to ZAR 5.1 million ($0.3 million, translated at exchange rates applicable as of June 30, 2022) thereby utilizing part of the Company’s short-term facilities.

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of June 30, 2022. The maximum potential amount that the Company could pay under these guarantees is ZAR 97.2 million ($6.0 million, translated at exchange rates applicable as of June 30, 2022). As discussed in Note 12, the Company has ceded and pledged certain bank accounts to Nedbank as security for these guarantees with an aggregate value of ZAR 155.1 million ($9.5 million translated at exchange rates applicable as of June 30, 2022). The guarantees have reduced the amount available under its indirect and derivative facilities in the Company’s short-term credit facility described in Note 12.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.Commitments and contingencies (continued)

Contingencies

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

23.Related party transactions

VCP Agreement

On March 22, 2022, Lesaka and Lesaka SA entered into a Securities Purchase Agreement (the “VCP Agreement”) with Value Capital Partners Proprietary Limited (“VCP”) whereby VCP will procure that one or more funds under its management (the “Purchasing Funds”) will subscribe for, and Lesaka will have the obligation to issue and sell to the Purchasing Funds, ZAR 350.0 million of common stock of Lesaka if (i) an event of default occurs under Facility G or Facility H, (ii) Lesaka SA fails to pay all outstanding amounts in respect of Facility H on the maturity date of such facility, or (iii) the market capitalization of Lesaka on the Nasdaq Capital Market (based on the closing price on such exchange) falls and remains below the U.S. dollar equivalent of ZAR 2.6 billion on more than one day. The VCP Agreement contains customary representations and warranties from Lesaka and VCP and covenants from Lesaka and Lesaka SA. In connection with the VCP Agreement, Lesaka SA agreed to pay VCP a commitment fee in an amount equal to ZAR 5.25 million.

Additionally, Lesaka, Lesaka SA and VCP entered into a Step-In Rights Letter on March 22, 2022 with RMB, which provides RMB with step in rights to perform the obligations or enforce the rights of Lesaka and Lesaka SA under the VCP Agreement to the extent that Lesaka and Lesaka SA fail to do so and do not remedy such failure within two business days of notice of such failure.

Disgorgement proceeds from VCP in fiscal 2021

In late September 2020, Value Capital Partners (Pty) Ltd (“VCP”), a significant shareholder, notified the Company that it would make payment to the Company related to the disgorgement of short-swing profits from the purchase of common stock by VCP pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended and the Company’s insider trading policy. The Company recognized these proceeds as a capital contribution from shareholders and recorded an increase of $0.1 million, net of taxes of $0.02 million, to additional paid-in capital in its consolidated statement of changes in equity for the year ended June 30, 2021. The gross proceeds of $0.12 million are recorded within cash flows from financing activities in the Company’s consolidated statement of cash flow for the year ended June 30, 2021.

24.DISPOSITIONS AND Discontinued operationS

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.DISPOSITIONS AND Discontinued operationS (continued)

Dispositions (continued)

2020 Dispositions (continued)

March 2020 disposal of KSNET (continued)

The table below presents the impact of the deconsolidation of Net1 Korea and its subsidiaries and the calculation of the net gain recognized on deconsolidation:

Net1 Korea
March 2020
Proceeds from disposal of Net1 Korea, net of cash disposed	$192,619
Add: Cash and cash equivalents disposed	23,473
Add: Cash withheld by purchaser to settle South Korean taxes(1)	21,128
Fair value of consideration received	237,220
Less: carrying value of Net1 Korea, comprising	200,843
Cash and cash equivalents	23,473
Accounts receivable, net	30,467
Finance loans receivable, net	13,695
Inventory	2,377
Property, plant and equipment, net	7,601
Operating lease right of use asset	181
Goodwill (Note 10)	107,964
Intangible assets, net	4,655
Deferred income taxes assets	1,719
Other long-term assets	10,984
Accounts payable	(5,484)
Other payables	(5,523)
Operating lease liability - current	(69)
Income taxes payable	(3,481)
Deferred income taxes liabilities	(1,497)
Operating lease liability – long-term	(112)
Other long-term liabilities	(335)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 15)	14,228
Settlement assets	44,111
Settlement liabilities	(44,111)
Gain recognized on disposal, before transaction costs and tax	36,377
Transaction costs(2)	8,644
Gain recognized on disposal, before tax	27,733
Taxes related to gain recognized on disposal(1)	15,279
Gain recognized on disposal, after tax	$12,454

(1) Represents taxes paid related to the disposal of Net1 Korea (refer to Note 18). The Company also agreed that the purchaser withhold potential capital gains taxes of $19.9 million (approximately KRW 23.8 billion) and non-refundable securities transaction taxes of $1.2 million (approximately KRW 1.4 billion), for a total withholding of $21.1 million, from the purchase price and pay such amounts, on behalf of Net1 BV, to the South Korean tax authorities. Net1 BV commenced a process to claim a refund from the South Korean tax authorities of the potential amount withheld and received this amount of approximately $20.1 million (KRW 23.8 billion) in September 2020. The Company included the expected amount to be refunded in the caption Accounts receivable, net and other receivables in its consolidated balance sheet as of June 30, 2020.

(2) Transaction costs include expenses incurred by the Company of $7.5 million directly related to the disposal of Net1 Korea and paid in cash and a non-refundable securities transfer tax of approximately $1.2 million which was also withheld from the purchase price and paid to the South Korean tax authorities directly by the purchaser.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.DISPOSITIONS AND DISCONTINUED OPERATIONS (continued)

Dispositions (continued)

2020 Dispositions (continued)

December 2019 disposal of FIHRST

In November 2019, the Company through its wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”), entered into an agreement with Transaction Capital Payment Solutions Proprietary Limited, or its nominee, a limited liability private company incorporated in the Republic of South Africa, pursuant to which Net1 SA agreed to sell its entire shareholding in Net1 FIHRST Holdings Proprietary Limited (“FIHRST”) for $10.9 million (ZAR 159.7 million). The transaction closed in December 2019. FIHRST was deconsolidated following the closing of the transaction. Net1 SA was obliged to utilize the full purchase price received from the sale of FIHRST to partially settle its obligations under its lending arrangements and applied the proceeds received against its outstanding borrowings – refer to Note 12.

The table below presents the impact of the deconsolidation of FIHRST and the calculation of the net gain recognized on deconsolidation:

FIHRST
December
2019
Proceeds from disposal of FIHRST, net of cash disposed	$10,895
Add: Cash and cash equivalents disposed	854
Fair value of consideration received	11,749
Less: carrying value of FIHRST, comprising	1,870
Cash and cash equivalents	854
Accounts receivable, net	367
Property, plant and equipment, net	64
Goodwill (Note 10)	599
Intangible assets, net	30
Deferred income taxes assets	42
Accounts payable	(7)
Other payables	(1,437)
Income taxes payable	(220)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 15)	1,578
Settlement assets	17,406
Settlement liabilities	(17,406)
Gain recognized on disposal, before tax	9,879
Taxes related to gain recognized on disposal, comprising:	-
Capital gains tax	2,654
Release of valuation allowance related to capital losses previously unutilized(1)	(2,654)
Transaction costs	136
Gain recognized on disposal, after tax	$9,743

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

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions (continued)

2020 Dispositions (continued)

May 2020 deconsolidation of CPS (continued)

As a practical matter, the Company deconsolidated CPS as of May 31, 2020. The Company does not believe that the utilization of this date, compared to May 18, 2020, has had a significant impact on its consolidated financial statements. CPS was subsequently placed into provisional liquidation by the High Court on October 16, 2020.

The Company provided accounting, tax and general administrative services to CPS while it was in business rescue and continues to provide these services during the liquidation process. In addition, the Company had an arrangement with CPS to rent certain bespoke payment vehicles from CPS, and it was expected that this arrangement would continue while CPS was in business rescue. These vehicles largely comprise the fleet of customized mobile ATMs used to deliver a service to rural communities. The value of these arrangements was not significant and was determined on an arms-length basis. On October 15, 2020, the Company purchased the bespoke vehicles from CPS for an arms-length price of ZAR 50.0 million (approximately $3.0 million, translated at the applicable exchange rate) to use in its mobile ATM business.

The table below presents the impact of the deconsolidation of CPS and the calculation of the net loss recognized on deconsolidation:

CPS
May
2020
Fair value of consideration received	$-
Less: carrying value of CPS, comprising	(68)
Cash and cash equivalents	328
Accounts receivable, net	303
Inventory	12
Property, plant and equipment, net	236
Goodwill (Note 10)	-
Deferred income taxes assets (Note 18)	-
Accounts payable	(238)
Other payables	(33,160)
Released from accumulated other comprehensive income – foreign currency translation reserve (Note 15)	32,451
Gain recognized on deconsolidation, before tax	68
Intercompany accounts written off/ provided for(1)	7,216
Taxes related to loss recognized on deconsolidation, comprising:	-
Capital loss generated upon deconsolidation(2)	5,399
Valuation allowance related to capital losses generated upon deconsolidation(2)	(5,399)
Loss recognized on deconsolidation, after tax	$7,148

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

Discontinued operations

Discontinued operations – Net1 Korea and DNI

The Company determined that Net1 Korea should be classified as discontinued operations because the disposal of its controlling interest in this business represented a strategic shift that would have a major effect on the Company’s operations and financial results. The facts and circumstances leading to the disposal of Net1 Korea are described above. The gain related to the disposal of Net1 Korea is presented above.

LESAKA TECHNOLOGIES, INC.

Notes to the consolidated financial statements

for the years ended June 30, 2022 and 2021 and 2020

(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.DISPOSITIONS AND DISCONTINUED OPERATIONS

Discontinued operations

Discontinued operations – Net1 Korea and DNI

Net1 Korea, as a stand-alone holding company, and the amortization of intangible assets identified and recognized related to the KSNET acquisition, were allocated to corporate/eliminations and Net1 Korea’s subsidiaries, including KSNET, were allocated to the Company’s international transaction processing operating segment prior to the re-segmentation of the Company’s operating segments during the years ended June 30, 2022 and 2021. Net1 Korea did not have any equity method investments or any non-controlling interests. Net1 Korea is not included in the operating segments presented in Note 21 because it is a discontinued operation and the disclosure in Note 21 only presents operating segment information for continuing operations.

The Company disposed of its controlling interest in DNI-4PL (Pty) Ltd (“DNI”) in March 2019, and determined that DNI should be classified as a discontinued operation for fiscal 2019 and comparative periods. The Company retained a continuing involvement in DNI through its 38% interest in DNI following the March 2019, transaction. The Company sold an 8% interest in DNI in May 2019, and entered into an agreement under which it provided a call option to DNI to repurchase the then remaining 30% interest in DNI. The Company recorded earnings under the equity method related to its retained investment in DNI during the nine months ended March 31, 2020, refer to Note 9.

Refer to Note 9 for the dividends received from DNI and accounted for under the equity method during the year ended June 30, 2020.

The table below presents certain major captions to the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended June 30, 2020, that have not been separately presented on those statements related to the presentation of Net1 Korea as a discontinued operation:

2020
Total (Net1 Korea)
Consolidated statement of operations
Discontinued:
Revenue	$85,375
Cost of goods sold, IT processing, servicing and support	37,377
Selling, general and administration	30,562
Depreciation and amortization	8,652
Impairment loss	-
Operating income	8,784
Interest income	678
Interest expense	106
Net income before tax	9,356
Income tax expense	2,954
Net income before earnings from equity-accounted investments	6,402
Earnings from equity-accounted investments	-
Net income from discontinued operations	$6,402

Consolidated statement of cash flows
Discontinued:
Total net cash provided by operating activities	$3,758
Total net cash provided by (used) in investing activities	$1,524

*****************************