Form 10-Q
period 2022-09-30
LESAKA TECHNOLOGIES INC
filed 2022-11-08
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022 (the latest practicable date), 59,278,976 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Part I. Financial information

Item 1. Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2022	2022(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,140	$43,940
Restricted cash related to ATM funding and credit facilities (Note 8)	63,231	60,860
Accounts receivable, net and other receivables (Note 2)	29,356	28,898
Finance loans receivable, net (Note 2)	33,484	33,892
Inventory (Note 3)	31,164	34,226
Total current assets before settlement assets	187,375	201,816
Settlement assets	16,286	15,916
Total current assets	203,661	217,732
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - September: $32,987 June: $35,249	24,385	24,599
OPERATING LEASE RIGHT-OF-USE (Note 16)	5,943	7,146
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	5,111	5,861
GOODWILL (Note 6)	147,167	162,657
INTANGIBLE ASSETS, NET (Note 6)	137,984	156,702
DEFERRED INCOME TAXES	3,685	3,776
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)	77,834	78,092
TOTAL ASSETS	605,770	656,565

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)	57,951	51,338
Short-term credit facilities (Note 8)	11,381	14,880
Accounts payable	19,281	18,572
Other payables (Note 9)	28,426	34,362
Operating lease liability - current (Note 16)	1,772	2,498
Current portion of long-term borrowings (Note 8)	6,365	6,804
Income taxes payable	2,554	2,140
Total current liabilities before settlement obligations	127,730	130,594
Settlement obligations	15,811	15,276
Total current liabilities	143,541	145,870
DEFERRED INCOME TAXES	48,977	54,211
OPERATING LEASE LIABILITY - LONG TERM (Note 16)	4,333	4,827
LONG-TERM BORROWINGS (Note 8)	121,435	134,842
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,192	2,466
TOTAL LIABILITIES	320,478	342,216
REDEEMABLE COMMON STOCK	79,429	79,429

EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - September: 62,522,384 June: 62,324,321	83	83
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: September: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	329,365	327,891
TREASURY SHARES, AT COST: September: 24,926,752 June: 24,891,292	(287,136)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 11)	(188,490)	(168,840)
RETAINED EARNINGS	352,041	362,737
TOTAL LESAKA EQUITY	205,863	234,920
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	205,863	234,920

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$605,770	$656,565

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2022	2021
	(In thousands, except per share data)

REVENUE (Note 15)	$124,786	$34,504

EXPENSE

Cost of goods sold, IT processing, servicing and support	100,528	24,207
Selling, general and administration(1)	22,931	20,442
Depreciation and amortization	5,998	895
Transaction costs related to Connect acquisition(1)	-	185

OPERATING LOSS	(4,671)	(11,225)

NET GAIN ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENTS (Note 5)	248	-

INTEREST INCOME	411	389

INTEREST EXPENSE	4,036	816

LOSS BEFORE INCOME TAX EXPENSE	(8,048)	(11,652)

INCOME TAX EXPENSE (Note 18)	31	186

NET LOSS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS	(8,079)	(11,838)

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	(2,617)	(1,156)

NET LOSS	$(10,696)	$(12,994)

Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Lesaka shareholders	$(0.17)	$(0.23)
Diluted loss attributable to Lesaka shareholders	$(0.17)	$(0.23)

(1) $185,000 of transaction costs previously included in the caption selling, general and administration and has been reclassified to the caption transaction costs related to Connect acquisition in order to conform with the Company's presentation for the year ended June 30, 2022

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended
	September 30,
	2022	2021
	(In thousands)

Net loss	$(10,696)	$(12,994)

Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve	(22,093)	(5,913)
Movement in foreign currency translation reserve related to equity-accounted investments	2,441	(644)
Release of foreign currency translation reserve related to disposal of Finbond equity securities	2	-
Total other comprehensive (loss) income, net of taxes	(19,650)	(6,557)

Comprehensive loss	(30,346)	(19,551)
Add comprehensive loss attributable to non-controlling interest	-	-

Comprehensive loss attributable to Lesaka	$(30,346)	$(19,551)

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended September 30, 2021 (dollar amounts in thousands)
Balance – July 1, 2021	81,607,912	$80	(24,891,292)	$(286,951)	56,716,620	$301,959	$406,613	$(145,721)	$275,980	$-	$275,980	$84,979

Restricted stock granted (Note 12)	279,594				279,594				-		-

Stock-based compensation charge (Note 12)					-	344			344		344

Reversal of stock-based compensation charge (Note 12)	-				-	(35)			(35)		(35)

Stock-based compensation charge related to equity-accounted investment (Note 5)					-	9			9		9

Net loss					-		(12,994)		(12,994)	-	(12,994)

Other comprehensive loss (Note 11)								(6,557)	(6,557)	-	(6,557)

Balance – September 30, 2021	81,887,506	$80	(24,891,292)	$(286,951)	56,996,214	$302,277	$393,619	$(152,278)	$256,747	$-	$256,747	$84,979

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock

	For the three months ended September 30, 2022 (dollar amounts in thousands)

Balance – July 1, 2022	87,215,613	$83	(24,891,292)	$(286,951)	62,324,321	$327,891	$362,737	$(168,840)	$234,920	$-	$234,920	$79,429

Shares repurchased (Note 12)			(35,460)	(185)	(35,460)				(185)		(185)

Restricted stock granted (Note 12)	231,523				231,523				-		-

Exercise of stock option (Note 12)	2,000	-			2,000	6			6		6

Stock-based compensation charge (Note 12)						1,462			1,462		1,462

Stock-based compensation charge related to equity-accounted investment (Note 5)						6			6		6

Net loss							(10,696)		(10,696)	-	(10,696)

Other comprehensive loss (Note 11)								(19,650)	(19,650)	-	(19,650)

Balance – September 30, 2022	87,449,136	$83	(24,926,752)	$(287,136)	62,522,384	$329,365	$352,041	$(188,490)	$205,863	$-	$205,863	$79,429

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2022	2021
	(In thousands)

Cash flows from operating activities
Net loss	$(10,696)	$(12,994)
Depreciation and amortization	5,998	895
Movement in allowance for doubtful accounts receivable	1,049	386
Loss from equity-accounted investments (Note 5)	2,617	1,156
Fair value adjustment related to financial liabilities	63	(90)
Interest payable	26	11
Facility fee amortized	249	-
Net gain on disposal of equity-accounted investments (Note 5)	(248)	-
Profit on disposal of property, plant and equipment(1)	(208)	(25)
Stock-based compensation charge (Note 12)	1,462	309
Dividends received from equity-accounted investments	21	137
(Increase) Decrease in accounts receivable and finance loans receivable	(6,524)	1,188
(Increase) Decrease in inventory	(279)	1,583
Increase (Decrease) in accounts payable and other payables	(438)	(431)
Increase in taxes payable	642	294
Decrease in deferred taxes	(1,394)	(367)
Net cash used in operating activities	(7,660)	(7,948)

Cash flows from investing activities
Capital expenditures	(4,501)	(698)
Proceeds from disposal of property, plant and equipment	417	231
Proceeds from disposal of equity-accounted investments (Note 5)	253	-
Loan to equity-accounted investment	(112)	-
Repayment of loans by equity-accounted investments	112	-
Net change in settlement assets	(1,884)	-
Net cash used in investing activities	(5,715)	(467)

Cash flows from financing activities
Proceeds from bank overdraft (Note 8)	146,068	138,905
Repayment of bank overdraft (Note 8)	(136,922)	(98,908)
Long-term borrowings utilized (Note 8)	1,059	-
Repayment of long-term borrowings (Note 8)	(1,580)	-
Acquisition of treasury stock (Note 12)	(185)
Proceeds from exercise of stock options	6	-
Net change in settlement obligations	1,987	-
Net cash provided by financing activities	10,433	39,997

Effect of exchange rate changes on cash	(8,487)	(4,926)
Net increase in cash, cash equivalents and restricted cash	(11,429)	26,656
Cash, cash equivalents and restricted cash – beginning of period	104,800	223,765
Cash, cash equivalents and restricted cash – end of period (Note 14)	$93,371	$250,421

(1) Impairment losses of $140,000 previously reported in a separate caption during the three months ended September 30, 2021, have been included in the caption profit on disposal of property, plant and equipment for the three months ended September 30, 2021

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three months ended September 30, 2022 and 2021

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2022 and 2021, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

References to “Lesaka” are references solely to Lesaka Technologies, Inc. References to the “Company” refer to Lesaka and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Recent accounting pronouncements adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which amends guidance in Business Combinations (Topic 805) regarding the recognition and measurement of contract assets and liabilities in a business combination. These items are recognized at fair value on acquisition under current guidance. The new guidance requires an acquiring entity to apply guidance in Revenue Recognition (Topic 606) to recognize and measure contract assets and contract liabilities in a business combination. The guidance became effective for the Company beginning July 1, 2022. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

Recent accounting pronouncements not yet adopted as of September 30, 2022

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

2. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of September 30, 2022, and June 30, 2022, are presented in the table below:

	September 30,	June 30,
	2022	2022

Accounts receivable, trade, net	$12,332	$13,904
Accounts receivable, trade, gross	12,604	14,413
Allowance for doubtful accounts receivable, end of period	272	509
Beginning of period	509	267
Reversed to statement of operations	(3)	(133)
Charged to statement of operations	422	779
Utilized	(414)	(154)
Foreign currency adjustment	(242)	(250)

Current portion of amount outstanding related to sale of interest in Carbon, net of allowance: September 2022: $250	-	-
Loans provided to Carbon, net of allowance: June 2022: $3,000	-	-
Current portion of total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Other receivables	17,024	14,994
Total accounts receivable, net and other receivables	$29,356	$28,898

Current portion of amount outstanding related to sale of interest in Carbon represents the amount due from the purchaser related to the sale of Carbon Tech Limited (“Carbon”), an equity-accounted investment of $0.25 million, net of an allowance for doubtful loans receivable of $0.25 million, refer to Note 5 for additional information.

The loan of $3.0 million provided to Carbon was scheduled to be repaid before June 30, 2020, however, Carbon requested a payment holiday as a result of the impact of the COVID-19 pandemic on its business. The parties had not agreed to new repayment terms as of June 30, 2022. In June 2021, the Company determined to create an allowance for doubtful loans receivable of $3.0 million due to these circumstances and the ongoing operating losses incurred by Carbon. The loan was sold in September 2022 for $0.75 million (refer to Note 5).

Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes represents the investment in a note which was due to mature in August 2022 and formed part of Cell C’s capital structure. The carrying value as of each of September 30, 2022 and June 30, 2022, respectively was $0 (nil).

Other receivables includes prepayments, deposits, income taxes receivable and other receivables, as well as transactions-switching funds receivable of $3.2 million which was received in full in November 2022.

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of September 30, 2022:

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

2. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Finance loans receivable, net

The Company’s finance loans receivable, net, as of September 30, 2022, and June 30, 2022, is presented in the table below:

	September 30,	June 30,
	2022	2022

Microlending finance loans receivable, net	$18,227	$20,058
Microlending finance loans receivable, gross	19,494	21,452
Allowance for doubtful finance loans receivable, end of period	1,267	1,394
Beginning of period	1,394	2,349
Reversed to statement of operations	-	(805)
Charged to statement of operations	264	1,268
Utilized	(258)	(1,179)
Foreign currency adjustment	(133)	(239)

Merchant finance loans receivable, net	15,257	13,834
Merchant finance loans receivable, gross	15,770	14,131
Allowance for doubtful finance loans receivable, end of period	513	297
Beginning of period	297	-
Reversed to statement of operations	(3)	-
Charged to statement of operations	366	442
Utilized	-	-
Foreign currency adjustment	(147)	(145)

Total finance loans receivable, net	$33,484	$33,892

Total finance loans receivable, net, comprises microlending finance loans receivable related to the Company’s microlending operations in South Africa as well as its merchant finance loans receivable related to Connect’s lending activities in South Africa. Certain merchant finance loans receivable have been pledged as security for the Company’s revolving credit facility (refer to Note 8).

3. Inventory

The Company’s inventory comprised the following categories as of September 30, 2022, and June 30, 2022:

	September 30,	June 30,
	2022	2022

Raw materials	$2,238	$2,446
Work-in-progress	277	147
Finished goods	28,649	31,633
	$31,164	$34,226

As of September 30, 2022 and June 30, 2022, finished goods includes $11.0 million and $13.7 million, respectively, of Cell C airtime inventory that was previously classified as finished goods subject to sale restrictions. In support of Cell C’s liquidity position and pursuant to Cell C’s recapitalization process, the Company limited the resale of this airtime to its own distribution channels. On September 30, 2022, Cell C concluded its recapitalization process and the Company and Cell C entered into an agreement under which Cell C agreed to repurchase, from October 2023, up to ZAR 10 million of Cell C inventory from the Company per month. The amount to be repurchased by Cell C will be calculated as ZAR 10 million less the face value of any sales made by the Company during that month. The Company has continued to sell a minimum amount of Cell C airtime through its internal channels in late fiscal 2022/ early fiscal 2023 in support of Cell C’s liquidity position. However, its ability to sell this airtime has increased significantly since the acquisition of Connect because Connect is a significant reseller of Cell C airtime. As a result, and depending on prevailing conditions in the airtime market, the Company intends to sell a higher volume of airtime through this channel than it did prior to the Cell C recapitalization. If the Company is able to sell at least ZAR 10 million a month through this channel from October 1, 2023, then Cell C would not be required to repurchase any airtime from the Company during any specific month. The Company has agreed to notify Cell C prior to selling any of this airtime, however, there is no restriction placed on the Company on the sale of the airtime.

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

4. Fair value of financial instruments (continued)

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of September 30, 2022 and June 30, 2022, respectively, and valued Cell C at $0.0 (zero) at each of September 30, 2022, and June 30, 2022. The Company incorporates the payments under Cell C’s lease liabilities into the cash flow forecasts and assumes that Cell C’s deferred tax assets would be utilized over the forecast period. The Company has increased the marketability discount from 10% to 20% and the minority discount from 15% to 30% due to the reduction in our shareholding percentage from 15% to 5% as well as current market conditions. The Company utilized the latest revised business plan provided by Cell C management for the period ended December 31, 2025, for the September 30, 2022, and June 30, 2022 valuations. Adjustments have been made to the WACC rate to reflect the Company’s assessment of risk to Cell C achieving its business plan.

The following key valuation inputs were used as of September 30, 2022 and June 30, 2022:

Weighted Average Cost of Capital ("WACC"):	Between 20% and 31% over the period of the forecast
Long term growth rate:	3% (3% as of June 30, 2022)
Marketability discount:	20% (10% as of June 30, 2022)
Minority discount:	30% (15% as of June 30, 2022)
Net adjusted external debt - September 30, 2022:(1)	ZAR 7.7 billion ($0.4 billion), no lease liabilities included
Net adjusted external debt - June 30, 2022:(2)	ZAR 13.5 billion ($0.8 billion), no lease liabilities included

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of September 30, 2022.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2022.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 1.0% increase and 1.0% decrease in the WACC rate and the EBITDA margins respectively used in the Cell C valuation on September 30, 2022, all amounts translated at exchange rates applicable as of September 30, 2022:

Sensitivity for fair value of Cell C investment	1.0% increase	1.0% decrease
WACC rate	$-	$226
EBITDA margin	$1,246	$-

The fair value of the Cell C shares as of September 30, 2022, represented 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given the current situation of Cell C’s business.

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

The Company had no outstanding foreign exchange contracts as of September 30, 2022.

The Company had no outstanding foreign exchange contracts as of June 30, 2022.

4. Fair value of financial instruments (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2022, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	261	-	-	261
Fixed maturity investments (included in cash and cash equivalents)	2,710	-	-	2,710
Total assets at fair value	$2,971	$-	$-	$2,971

The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2022, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business
Cash and cash equivalents (included in other long-term assets)	371	-	-	371
Fixed maturity investments (included in cash and cash equivalents)	1,196	-	-	1,196
Total assets at fair value	$1,567	$-	$-	$1,567

There have been no transfers in or out of Level 3 during the three months ended September 30, 2022 and 2021, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2022 and 2021.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the three months ended September 30, 2022:

Carrying value
Assets
Balance as of June 30, 2022	$-
Foreign currency adjustment(1)	-
Balance as of September 30, 2022	$-

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

Assets measured at fair value on a nonrecurring basis

The Company measures equity investments without readily determinable fair values at fair value on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value and the excess is determined to be other-than-temporary. Refer to Note 5 for impairment charges recorded during the reporting periods presented herein. The Company has no liabilities that are measured at fair value on a nonrecurring basis

5.Equity-accounted investments and other long-term assets

Refer to Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022, for additional information regarding its equity-accounted investments and other long-term assets.

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of September 30, 2022, and June 30, 2022, was as follows:

	September 30,	June 30,
	2022	2021
Finbond Group Limited (“Finbond”)	29.3%	29.3%
Sandulela Technology (Pty) Ltd ("Sandulela")	49.0%	49.0%
Carbon Tech Limited (“Carbon”)	-%	25.0%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50.0%	50.0%

Finbond

As of September 30, 2022, the Company owned 245,897,968 shares in Finbond representing approximately 29.3% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on September 30, 2022, the last trading day of the month, was ZAR 0.49 per share. The market value, using the September 30, 2022, closing price, of the Company’s holding in Finbond on September 30, 2022, was ZAR 120.5 million ($6.7 million translated at exchange rates applicable as of September 30, 2022).

The Company sold 81,935 shares in Finbond for cash during the three months ended September 30, 2022, and recorded a loss of $0.002 million which is included in the caption net gain on disposal of equity-accounted investments in the Company’s unaudited condensed consolidated statements of operations.

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Finbond (continued)

The following table presents the calculation of the loss on disposal of Finbond shares during the three months ended September 30, 2022:

Three months ended September 30,
2022
Loss on disposal of Finbond shares:
Consideration received in cash	$3
Less: carrying value of Finbond shares sold	(3)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss	(2)
Add: release of stock-based compensation charge related to equity-accounted investment	-
Loss on sale of Finbond shares	$(2)

The Company considered the combination of the ongoing losses incurred and reported by Finbond and its lower share price as impairment indicators. The Company performed an impairment assessment of its holding in Finbond as of September 30, 2022. The Company recorded an impairment loss of $1.1 million during the quarter ended September 30, 2022, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). There continues to be limited trading in Finbond shares on the JSE because a small number of shareholders own approximately 80% of its issued and outstanding shares between them. The Company calculated a fair value per share for Finbond by applying a liquidity discount of 25% to the September 30, 2022, Finbond closing price of ZAR 0.49. The Company has increased the liquidity discount from 15% (used in the previous impairment assessment) to 25% as a result of the ongoing limited trading activity observed on the JSE.

Carbon

In September 2022, the Company, through its wholly-owned subsidiary, Net1 Applied Technologies Netherlands B.V. (“Net1 BV”), entered into a binding term sheet with the Etobicoke Limited (“Etobicoke”) to sell its entire interest, or 25%, in Carbon to Etobicoke for $0.5 million and a loan due from Carbon, with a face value of $3 million, to Etobicoke for $0.75 million. Both the equity interest and the loan had a carrying value of $0 (nil) at June 30, 2022. The parties have agreed that Etobicoke pledge the Carbon shares purchased as security for the amounts outstanding under the binding term sheet.

The Company received $0.25 million on closing and the outstanding balance due by Etobicoke is expected to be paid as follows: (i) $0.25 million on September 30, 2023, which is included in the caption accounts receivable, net and other receivables in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2022, and (ii) the remaining amount, of $0.75 million in March 2024, which is included in the caption other long-term assets, including reinsurance assets in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2022. The Company has allocated the $0.25 million received to the sale of the equity interest and will allocate the funds received first to the sale of the equity interest and then to the loans.

The Company currently believes that the fair value of the Carbon shares provided as security is $0 (nil), in line with the carrying value as of June 30, 2022, and has created an allowance for doubtful loans receivable related to the $1.0 million due from Etobicoke. The Company did not incur any significant transaction costs. The Company has included the gain of $0.25 million related to the sale of the Carbon equity interest in the caption net gain on disposal of equity-accounted investments in the Company’s unaudited condensed consolidated statements of operations. The following table presents the calculation of the gain on disposal of Carbon in September 2022:

Three months ended September 30,
2022
Gain on disposal of Carbon shares:
Consideration received in cash in September 2022	$250
Less: carrying value of Carbon	-
Gain on disposal of Carbon shares:(1)	$250

(1) The Company does not expect to pay taxes related to the sale of Carbon because the base cost of its investment exceeds the sales consideration received. The Company does not believe that it will be able to utilize the loss generated because Net1 BV does not generate taxable income.

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the three months ended September 30, 2022:

	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2022	$5,760	$101	$5,861
Stock-based compensation	6	-	6
Comprehensive income:	(190)	14	(176)
Other comprehensive income	2,441	-	2,441
Equity accounted (loss) earnings	(2,631)	14	(2,617)
Share of net (loss) earnings	(1,521)	14	(1,507)
Impairment	(1,110)	-	(1,110)
Dividends received	-	(21)	(21)
Disposal of Finbond shares	(3)	-	(3)
Foreign currency adjustment(2)	(546)	(10)	(556)
Balance as of September 30, 2022	$5,027	$84	$5,111

Investment in loans:
Balance as of June 30, 2022	$-	$-	$-
Loans granted	-	112	112
Loans repaid	-	(112)	(112)
Foreign currency adjustment(2)	-	-	-
Balance as of September 30, 2022	$-	$-	$-
	Equity	Loans	Total
Carrying amount as of :
June 30, 2022	$5,861	$-	$5,861
September 30, 2022	$5,111	$-	$5,111

(1) Includes Carbon, Sandulela, and SmartSwitch Namibia;

(2) The foreign currency adjustment represents the effects of the fluctuations of the ZAR, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

Other long-term assets

Summarized below is the breakdown of other long-term assets as of September 30, 2022, and June 30, 2022:

	September 30,	June 30,
	2022	2022

Total equity investments	$76,297	$76,297
Investment in 5% of Cell C (June 30, 2022: 15%) at fair value (Note 4)	-	-
Investment in 10% of MobiKwik (June 30, 2022: 10%)(1)	76,297	76,297
Investment in 87.5% of CPS (June 30, 2022: 87.5%) at fair value(1)(2)	-	-
Long-term portion of amount due related to sale of loan to Carbon(3)	-	-
Policy holder assets under investment contracts (Note 7)	261	371
Reinsurance assets under insurance contracts (Note 7)	1,276	1,424
Total other long-term assets	$77,834	$78,092

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

(2) On October 16, 2020, the High Court of South Africa, Gauteng Division, Pretoria ordered that CPS be placed into liquidation.

(3) Long-term portion of amount due related to sale of loan to Carbon represents $0.75 million related to the sale of a loan with a face value of $3.0 million which was sold in September 2022 for $0.75 million, net of an allowance for doubtful loans receivable of $0.75 million.

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Cell C - reduced effective percentage holding following recapitalization

On September 30, 2022, Cell C completed its recapitalization process which includes the issuance of additional equity instruments by Cell C. The Company’s effective percentage holding in Cell C’s equity has reduced from 15% to 5% following the recapitalization.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of September 30, 2022:

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

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of June 30, 2022:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$49,304	$-	$76,297
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$49,304	$-	$76,297

6.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2022:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2022	$175,476	$(12,819)	$162,657
Foreign currency adjustment (1)	(16,162)	672	(15,490)
Balance as of September 30, 2022	$159,314	$(12,147)	$147,167

(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	Consumer	Merchant	Other	Carrying value
Balance as of June 30, 2022	$-	$162,000	$657	$162,657
Foreign currency adjustment (1)	-	(15,490)	-	(15,490)
Balance as of September 30, 2022	$-	$146,510	$657	$147,167

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar on the carrying value.

6.Goodwill and intangible assets, net (continued)

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of intangible assets as of September 30, 2022, and June 30, 2022:

	As of September 30, 2022			As of June 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$26,123	$(10,545)	$15,578	$26,937	$(9,140)	$17,797
Software, integrated platform and unpatented technology	115,566	(5,662)	109,904	127,785	(3,075)	124,710
FTS patent	2,127	(2,127)	-	2,352	(2,352)	-
Brands and trademarks	14,487	(1,985)	12,502	16,018	(1,823)	14,195
Total finite-lived intangible assets	$158,303	$(20,319)	$137,984	$173,092	$(16,390)	$156,702

Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2022 and 2021, was approximately $4.0 million and $0.1 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on September 30, 2022, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2023 (nine months ended June 30, 2023)	$11,202
Fiscal 2024	14,938
Fiscal 2025	14,938
Fiscal 2026	14,938
Fiscal 2027	14,881
Thereafter	67,087
Total future estimated annual amortization expense	$137,984

7.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the three months ended September 30, 2022:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2022	$1,424	$(1,955)
Increase in policy holder benefits under insurance contracts	381	(2,199)
Claims and decrease in policyholders’ benefits under insurance contracts	(394)	2,165
Foreign currency adjustment(3)	(135)	188
Balance as of September 30, 2022	$1,276	$(1,801)

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

7.Assets and policyholder liabilities under insurance and investment contracts (continued)

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the three months ended September 30, 2022:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2022	$371	$(349)
Increase in policy holder benefits under investment contracts	7	(7)
Claims and decrease in policyholders’ benefits under investment contracts	(81)	81
Foreign currency adjustment (3)	(36)	30
Balance as of September 30, 2022	$261	$(245)

(1) Included in other long-term assets (refer to Note 5);

(2) Included in other long-term liabilities;

(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

8.Borrowings

Refer to Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022, for additional information regarding its borrowings.

South Africa

The amounts below have been translated at exchange rates applicable as of the dates specified.

RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings

Long-term borrowings - Facility G and Facility H

The Company’s credit agreement with FirstRand Bank Limited, acting through its Rand Merchant Bank division (“RMB”), requires that the Company achieve certain milestones by September 30, 2022, failing which the Company would be required to place ZAR 250 million into bank accounts with RMB. The Company was unable to achieve the required milestones by September 30, 2022. However, RMB did not require the Company to place cash into the RMB bank accounts nor did RMB declare an event of default as a result of the Company’s failure to do so. The Company is currently renegotiating the terms of these lending arrangements with RMB.

Available short-term facility - Facility E

As of September 30, 2022, the aggregate amount of the Company’s short-term South African overdraft facility with RMB was ZAR 1.4 billion ($77.7 million). As of September 30, 2022, the Company had utilized approximately ZAR 1.0 billion ($58.0 million) of this overdraft facility. This overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The interest rate on this facility is equal to the prime rate. The prime rate on September 30, 2022, was 9.75%.

Connect Facilities, comprising long-term borrowings and a short-term facility

As of September 30, 2022, the Connect Facilities include (i) an overdraft facility (general banking facility) of ZAR 248.0 million (of which ZAR 205.0 million has been utilized); (ii) Facility A of ZAR 700.0 million; (iii) Facility B of ZAR 350.0 million (both fully utilized); and (iv) an asset-backed facility of ZAR 100.0 million (of which ZAR 90.2 million has been utilized). The amount available under the general banking facility will reduce to ZAR 205.0 million in mid-November 2022.

In November 2022, the Company, through its wholly owned subsidiaries, Cash Connect Rentals (Pty) Ltd and Main Street 1723 (Pty) Ltd, increased its aggregate asset-backed facilities from ZAR 100 million to ZAR 200 million.

8.Borrowings (continued)

South Africa (continued)

K2020 facility, comprising long-term borrowings

The Company, through its wholly owned subsidiary, K2020, entered into a revolving credit facility agreement with RMB on February 15, 2021. The revolving credit facility is for an amount of ZAR 150.0 million and matured on August 12, 2022. The facility continues to operate normally in agreement with K2020’s lender, while the parties conclude the legal agreements to significantly increase and extend the facility. Interest on the revolving credit facility is payable quarterly in arrears based on the prime rate in effect from time to time plus a margin. A commitment fee of 1.5% per annum is charged on the undrawn available facility amount.

RMB facility, comprising indirect facilities

As of September 30, 2022, the aggregate amount of the Company’s short-term South African indirect credit facility with RMB was ZAR 135.0 million ($7.5 million), which includes facilities for guarantees, letters of credit and forward exchange contracts. As of September 30, 2022 and June 30, 2022, the Company had utilized approximately ZAR 33.1 million ($1.8 million) and ZAR 5.1 million ($0.3 million), respectively, of its indirect and derivative facilities of ZAR 135.0 million (June 30, 2022: ZAR 135.0 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

Nedbank facility, comprising short-term facilities

As of September 30, 2022, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 156.6 million ($8.7 million). The credit facility represents indirect and derivative facilities of up to ZAR 156.6 million ($8.7 million), which include guarantees, letters of credit and forward exchange contracts.

As of September 30, 2022 and June 30, 2022, the Company had utilized approximately ZAR 92.1 million ($5.1 million) and ZAR 92.1 million ($5.7 million), respectively, of its indirect and derivative facilities of ZAR 156.6 million (June 30, 2022: ZAR 156.6 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of September 30, 2022, and the movement in the Company’s short-term facilities from as of June 30, 2022 to as of September 30, 2022:

	RMB	RMB	RMB	Nedbank
	Facility E	Indirect	Connect	Facilities	Total
Short-term facilities available as of September 30, 2022	$77,723	$7,495	$13,766	$8,691	$107,675
Overdraft	-	-	13,766	-	13,766
Overdraft restricted as to use for ATM funding only	77,723	-	-	-	77,723
Indirect and derivative facilities	-	7,495	-	8,691	16,186

Movement in utilized overdraft facilities:
Restricted as to use for ATM funding only	51,338	-	-	-	51,338
No restrictions as to use	-	-	14,880	-	14,880
Balance as of June 30, 2022	51,338	-	14,880	-	66,218
Utilized	145,497	-	571	-	146,068
Repaid	(134,130)	-	(2,792)	-	(136,922)
Foreign currency adjustment(1)	(4,754)	-	(1,278)	-	(6,032)
Balance as of September 30, 2022	57,951	-	11,381	-	69,332
Restricted as to use for ATM funding only	57,951	-	-	-	57,951
No restrictions as to use	$-	$-	$11,381	$-	$11,381

Interest rate as of September 30, 2022 (%)(2)	9.75		9.65	-

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2022	$-	$313	$-	$5,654	$5,967
Utilized	-	1,634	-	-	1,634
Foreign currency adjustment(1)	-	(109)	-	(540)	(649)
Balance as of September 30, 2022	$-	$1,838	$-	$5,114	$6,952

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) Facility E interest set at prime and the Connect facility at prime less 0.10%.

8.Borrowings (continued)

Movement in long-term borrowings

Summarized below is the movement in the Company’s long-term borrowing from as of as of June 30, 2022 to as of September 30, 2022:

	Facilities
	G & H	A&B	K2020	Asset backed	Total
Included in current	$-	$4,604	$-	$2,200	$6,804
Included in long-term	63,354	59,868	8,346	3,274	134,842
Opening balance as of June 30, 2022	63,354	64,472	8,346	5,474	141,646
Facilities utilized	-	-	476	583	1,059
Facilities repaid	-	(1,067)	-	(513)	(1,580)
Non-refundable fees paid	-	-	-	-	-
Non-refundable fees amortized	-	-	-	-	-
Foreign currency adjustment(1)	(5,853)	(6,123)	(815)	(534)	(13,325)
Closing balance as of September 30, 2022	57,501	57,282	8,007	5,010	127,800
Included in current	-	4,164	-	2,201	6,365
Included in long-term	57,501	53,118	8,007	2,809	121,435
Unamortized fees	(678)	(276)	-	-	(954)
Due within 2 years	58,179	4,510	8,007	1,956	72,652
Due within 3 years	-	5,899	-	798	6,697
Due within 4 years	-	7,286	-	55	7,341
Due within 5 years	$-	$35,699	$-	$-	$35,699

Interest rates as of September 30, 2022 (%):	8.5 - 9.5	10.22	11.00	10.50
Base rate (%)	6.47	6.47	9.75	9.75
Margin (%)	Varies	3.75	1.25	0.75
Footnote number	(2)(3)	(4)	(5)	(6)

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

Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense on the condensed consolidated statement of operations during the three months ended September 30, 2022, was $2.7 million. There was no interest expense incurred during the three months ended September 30, 2021. Prepaid facility fees amortized included in interest expense during the three months ended September 30, 2022, were $0.2 million. There was no prepaid facility fee amortization during the three months ended September 30, 2021. Interest expense incurred under the Company’s K2020 facility relates to borrowings utilized to fund a portion of the Company’s merchant finance loans receivable and this interest expense of $0.2 million is included in the caption cost of goods sold, IT processing, servicing and support on the condensed consolidated statement of operations for the three months ended September 30, 2022.

9.Other payables

Summarized below is the breakdown of other payables as of September 30, 2022, and June 30, 2022:

	September 30,	June 30,
	2022	2022
Accruals	$7,135	$9,948
Provisions	7,270	7,365
Value-added tax payable	783	845
Payroll-related payables	1,178	1,306
Participating merchants' settlement obligation	103	114
Vendor consideration due to sellers of Connect	-	1,459
Other	11,957	13,325
	$28,426	$34,362

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

10.Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity as of September 30, 2022 and 2021, respectively:

	September 30,	September 30,
	2022	2021

Number of shares, net of treasury:
Statement of changes in equity	62,522,384	56,996,214
Non-vested equity shares that have not vested as of end of period	2,518,546	664,154
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	60,003,838	56,332,060

11.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2022:

	Three months ended
	September 30, 2022
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2022	$(168,840)	$(168,840)
Release of foreign currency translation reserve related to the disposal of Finbond equity securities (Note 5)	2	2
Movement in foreign currency translation reserve related to equity-accounted investment	2,441	2,441
Movement in foreign currency translation reserve	(22,093)	(22,093)
Balance as of September 30, 2022	$(188,490)	$(188,490)

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

During the three months ended September 30, 2022, the Company reclassified $0.002 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond (refer to Note 5). There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the three months ended September 30, 2021.

12.Stock-based compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan and the vesting terms of certain stock-based awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022.

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the three months ended September 30, 2022 and 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2022	926,225	4.14	6.60	1,249	1.60
Exercised	(2,000)	3.07	-	1	-
Outstanding - September 30, 2022	924,225	4.14	6.36	226	1.60

Outstanding - June 30, 2021	1,294,832	3.93	7.68	1,624	1.45
Forfeited	(85,000)	3.48			1.34
Outstanding - September 30, 2021	1,209,832	3.96	7.63	1,445	1.46

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options vested and expected to vest as of September 30, 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - September 30, 2022	924,225	4.14	6.36	226

These options have an exercise price range of $3.01 to $11.23.

The following table presents stock options that are exercisable as of September 30, 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - September 30, 2022	378,674	5.01	5.19	35

No stock options became exercisable during the three months ended September 30, 2022. During the three months ended September 30, 2021, 75,000 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the three months ended September 30, 2022 and 2021:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2022	2,385,267	11,879
Total granted	212,080	1,167
Granted – July 2022	32,582	172
Granted – August 2022	179,498	995
Total vested	(78,801)	410
Vested – July 2022	(78,801)	410
Non-vested – September 30, 2022	2,518,546	12,568

Non-vested – June 30, 2021	384,560	1,123
Total Granted	279,594	1,155
Granted – July 2021	234,608	963
Granted – August 2021	44,986	192
Non-vested – September 30, 2021	664,154	2,610

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Grants

In July 2022, the Company granted 32,582 shares of restricted stock to employees which have time -based vesting conditions. The Company agreed to match, on a one-for-one basis, an employee’s purchase of up to $1.0 million worth of the Company’s shares of common stock in open market purchases, and in August 2022, the Company granted 179,498 shares of restricted stock to the employee . These shares of restricted stock contain time-based vesting conditions.

On July 1, 2021, the Company granted its Group Chief Executive Officer, 117,304 shares of restricted stock, which are subject to time-based vesting conditions and vest in full on June 30, 2024, subject to Mr. Meyer’s continued service to the Company through June 30, 2024. Mr. Meyer was also awarded 117,304 shares of restricted stock which include performance-based conditions and which only vest on June 30, 2024 if the performance conditions are met and Mr. Meyer remains employed with the Company through June 30, 2024. Vesting of half of these awards, or 58,652 shares of restricted stock, is subject to the Company achieving its three-year financial services plan during the specific measurement period from June 30, 2021, to June 30, 2024, and the other half is subject to share price growth targets, and only vest if the Company’s share price is $8.14 or higher on June 30, 2024. In August 2021, the Company awarded 44,986 shares of restricted stock to an employee which contained time and performance-based (market conditions related to share price performance) vesting conditions.

As fully described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022, the Company granted a further 19,443 shares to an advisor during the three months ended September 30, 2022, which may not be transferred until the earlier of December 31, 2022, or the occurrence of the agreed event.

Vesting

In July 2022, 78,801 shares of restricted stock granted to Mr. Meyer vested and he elected for 35,460 shares to be withheld to satisfy the withholding tax liability on the vesting of these shares. These 35,460 shares have been included in our treasury shares.

The Company recorded a stock-based compensation charge, net during the three months ended September 30, 2022 and 2021, of $1.5 million and $0.3 million, respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended September 30, 2022
Stock-based compensation charge	$1,462	$-	$1,462
Total - three months ended September 30, 2022	$1,462	$-	$1,462

Three months ended September 30, 2021
Stock-based compensation charge	$344	$-	$344
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(35)	-	(35)
Total - three months ended September 30, 2021	$309	$-	$309

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

12.Stock-based compensation (continued)

As of September 30, 2022, the total unrecognized compensation cost related to stock options was approximately $0.3 million, which the Company expects to recognize over approximately two years. As of September 30, 2022, the total unrecognized compensation cost related to restricted stock awards was approximately $9.9 million, which the Company expects to recognize over approximately three years.

As of September 30, 2022, and June 30, 2022, respectively, the Company recorded a deferred tax asset of approximately $0.4 million and $0.3 million, related to the stock-based compensation charge recognized related to employees of Lesaka. As of September 30, 2022, and June 30, 2022, respectively, the Company recorded a valuation allowance of approximately $0.4 million and $0.3 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

13.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended September 30, 2022 and 2021. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the three months ended September 30, 2022 and 2021, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted (loss) earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted (loss) earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights. The Company has excluded employee stock options to purchase 210,530 shares of common stock from the calculation of diluted loss per share during the three months ended September 30, 2022, because the effect would be antidilutive.

The calculation of diluted (loss) earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted (loss) earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for all awards made are discussed in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022.

13.(Loss) Earnings per share (continued)

The following table presents net loss attributable to Lesaka and the share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2022	2021
	(in thousands except
	percent and
	per share data)
Numerator:
Net loss attributable to Lesaka	$(10,696)	$(12,994)
Undistributed (loss) earnings	$(10,696)	$(12,994)

Percent allocated to common shareholders (Calculation 1)	96	99
Numerator for (loss) earnings per share: basic and diluted	(10,277)	(12,915)
Continuing	(10,277)	(12,915)

Denominator
Denominator for basic (loss) earnings per share:
Weighted-average common shares outstanding	59,996	56,332
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	59,996	56,463

(Loss) Earnings per share:
Basic	$(0.17)	$(0.23)
Diluted	$(0.17)	$(0.23)

(Calculation 1)
Basic weighted-average common shares outstanding (A)	59,996	56,332
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	62,445	56,678
Percent allocated to common shareholders (A) / (B)	96	99

Options to purchase 324,619 shares of the Company’s common stock at prices ranging from $4.87 to $11.23 per share were outstanding during the three months ended September 30, 2022, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 270,832 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three months ended September 30, 2021, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through February 3, 2032, were still outstanding as of September 30, 2022.

14.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three months ended September 30, 2022 and 2021:

	Three months ended
	September 30,
	2022	2021

Cash received from interest	$409	$382
Cash paid for interest	$4,011	$804
Cash paid for income taxes	$677	$11

14.Supplemental cash flow information (continued)

Leases

The following table presents supplemental cash flow disclosure related to leases for the three months ended September 30, 2022 and 2021:

	Three months ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$805	$925

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,734	$504

15.Revenue recognition

Disaggregation of revenue

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended September 30, 2022:

	Consumer	Merchant	Other	Total
Processing fees	$6,535	$26,923	$374	$33,832
South Africa	6,535	26,028	-	32,563
Rest of world	-	895	374	1,269
Technology products	37	3,897	-	3,934
South Africa	37	3,830	-	3,867
Rest of world	-	67	-	67
Telecom products and services	-	76,120	-	76,120
South Africa	-	72,029	-	72,029
Rest of world	-	4,091	-	4,091
Lending revenue	4,711	-	-	4,711
Interest from customers	-	1,223	-	1,223
Insurance revenue	2,181	-	-	2,181
Account holder fees	1,411	-	-	1,411
Other	129	1,245	-	1,374
South Africa	129	1,201	-	1,330
Rest of world	-	44	-	44
Total revenue, derived from the following geographic locations	15,004	109,408	374	124,786
South Africa	15,004	104,311	-	119,315
Rest of world	$-	$5,097	$374	$5,471

15.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to operating segments for the three months ended September 30, 2021:

	Consumer	Merchant	Other	Total
Processing fees	$7,659	$8,008	$427	$16,094
South Africa	7,659	8,008	-	15,667
Rest of world	-	-	427	427
Technology products	132	4,953	-	5,085
Telecom products and services	-	2,277	-	2,277
Lending revenue	5,376	-	-	5,376
Insurance revenue	2,193	-	-	2,193
Account holder fees	1,443	-	-	1,443
Other	361	1,675	-	2,036
Total revenue, derived from the following geographic locations	17,164	16,913	427	34,504
South Africa	17,164	16,913	-	34,077
Rest of world	$-	$-	$427	$427

16.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during the three months ended September 30, 2022 and 2021 was $0.8 million and $0.9 million, respectively. The Company does not have any significant leases that have not commenced as of September 30, 2022.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations, to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended September 30, 2022 and 2021, was $1.1 million and $ 1.3 million, respectively.

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Right of use assets obtained in exchange for lease obligations:
Weighted average remaining lease term (years)	2.93	2.77
Weighted average discount rate (percent)	9.5	9.6

The maturities of the Company’s operating lease liabilities as of September 30, 2022, are presented below:

Maturities of operating lease liabilities
Year ended June 30,
2023 (excluding three months to September 30, 2022)	$1,929
2024	1,812
2025	1,110
2026	892
2027	908
Thereafter	802
Total undiscounted operating lease liabilities	7,453
Less imputed interest	1,348
Total operating lease liabilities, included in	6,105
Operating lease liability - current	1,772
Operating lease liability - long-term	$4,333

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

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended September 30, 2022 and 2021, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Consumer	$15,004	$-	$15,004
Merchant	109,437	29	109,408
Other	374	-	374
Total for the three months ended September 30, 2022	$124,815	$29	$124,786

Consumer	$17,164	$-	$17,164
Merchant	17,072	159	16,913
Other	427	-	427
Total for the three months ended September 30, 2021	$34,663	$159	$34,504

The Company evaluates segment performance based on segment earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”). The Company does not allocate depreciation and amortization, impairment of goodwill or other intangible assets, certain lease charges (“Lease adjustments”), other items (including gains or losses on disposal of investments, fair value adjustments to equity securities, stock-based compensation charges, fair value adjustments to currency options), interest income, interest expense, income tax expense or loss from equity-accounted investments to its reportable segments. The Lease adjustments reflect lease charges and the Stock-based compensation adjustments reflect stock-based compensation expense and are both excluded from the calculation of Segment Adjusted EBITDA and are therefore reported as reconciling items to reconcile the reportable segments’ Segment Adjusted EBITDA to the Company’s loss before income tax expense.

The reconciliation of the reportable segments’ measures of profit or loss to loss before income tax expense for the three months ended September 30, 2022 and 2021, is as follows:

	Three months ended
	September 30,
	2022	2021

Reportable segments measure of profit or loss	$6,499	$(7,281)
Operating loss: Corporate/Eliminations	(2,898)	(1,816)
Lease adjustments	(812)	(924)
Stock-based compensation charge adjustments	(1,462)	(309)
Depreciation and amortization	(5,998)	(895)
Gain on disposal of equity-accounted investments	248	-
Interest income	411	389
Interest expense	(4,036)	(816)
Loss before income tax expense (benefit)	$(8,048)	$(11,652)

17.Operating segments (continued)

The following tables summarize segment information that is prepared in accordance with GAAP for the three months ended September 30, 2022 and 2021:

	Three months ended
	September 30,
	2022	2021
Revenues
Consumer	$15,004	$17,164
Merchant	109,437	17,072
Other	374	427
Total reportable segment revenue	124,815	34,663

Segment Adjusted EBITDA
Consumer	(1,394)	(9,356)
Merchant	7,852	1,932
Other	41	143
Total Segment Adjusted EBITDA	6,499	(7,281)
Corporate/Eliminations	(2,898)	(1,816)
Subtotal	3,601	(9,097)
Less: Lease adjustments	812	924
Less: Stock-based compensation adjustments	1,462	309
Less: Depreciation and amortization	5,998	895
Total operating loss	(4,671)	(11,225)

Depreciation and amortization
Consumer	245	652
Merchant	1,789	210
Other	12	15
Subtotal: Operating segments	2,046	877
Corporate/Eliminations	3,952	18
Total	5,998	895

Expenditures for long-lived assets
Consumer	628	642
Merchant	3,868	56
Other	5	-
Subtotal: Operating segments	4,501	698
Corporate/Eliminations	-	-
Total	$4,501	$698

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

The South African corporate income tax rate was expected to reduce from 28% to 27% from July 1, 2022. The change in the income tax rate has not been enacted as of September 30, 2022, and accordingly all deferred taxes assets and liabilities related to the Company’s South African operations are still recorded using the enacted corporate income tax rate of 28%.

18.Income tax (continued)

Income tax in interim periods (continued)

For the three months ended September 30, 2022, the Company’s effective tax rate was impacted by the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

Uncertain tax positions

The Company had no significant uncertain tax positions during the three months ended September 30, 2022, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet. The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of September 30, 2022, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2018. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

19.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by South African banks. The Company is required to procure these guarantees for these third parties to operate its business

Nedbank has issued guarantees to these third parties amounting to ZAR 92.1 million ($5.1 million, translated at exchange rates applicable as of September 30, 2022) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.82% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

RMB has issued guarantees to these third parties amounting to ZAR 33.1 million ($1.8 million, translated at exchange rates applicable as of September 30, 2022) thereby utilizing part of the Company’s short-term facilities.

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of September 30, 2022. The maximum potential amount that the Company could pay under these guarantees is ZAR 125.2 million ($7.0 million, translated at exchange rates applicable as of September 30, 2022). As discussed in Note 8, the Company has ceded and pledged certain bank accounts to Nedbank as security for the guarantees issued by them with an aggregate value of ZAR 95.1 million ($5.3 million, translated at exchange rates applicable as of September 30, 2022). The guarantees have reduced the amount available under its indirect and derivative facilities in the Company’s short-term credit facilities described in Note 8.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2022, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

Lesaka has continued on its journey of renewal in the quarter, building further on the process that commenced in earnest in Q2 of fiscal 2022. The progress that has been made over this period has been transformational and is clear in the significant improvement in financial performance over this period. The progress is particularly clear if this quarter’s performance is compared against the same quarter in fiscal 2022.

Lesaka’s core purpose is to improve people’s lives by bringing financial inclusion to South Africa’s underserved consumers, and by helping small businesses access the financial services they need to prosper. This is achieved through Lesaka’s ability to efficiently digitize the last mile of financial inclusion, and by providing a full-service fintech platform across cash and digital, serving the needs of both, while also facilitating the secular shift to digital that is currently taking place.

The Lesaka platform serves micro and small merchants together with the consumers who typically shop in their stores. Both the Merchant and the Consumer business have large addressable markets and significant growth opportunities in their own right. Taken together, Lesaka has the opportunity to develop a self-reinforcing ecosystem which creates synergies and further opportunities to accelerate growth and expand Lesaka’s value proposition.

Rapid growth of our Merchant business

Our Merchant business has been transformed by the successful conclusion of the Connect acquisition. Connect’s micro, small and medium enterprises (“MSMEs”). offering has been combined with our EasyPay platform to target the larger merchants, and along with our point-of-sale business, provides a suite of products and services to address the needs of the entire spectrum of merchants in South Africa. These are two complementary and mutually reinforcing businesses that combined represent an exciting growth story rather than a cost optimization opportunity. Connect fills the gaps in Lesaka’s MSME offering and completes the end-to-end financial ecosystem.

Progress to date includes:

• Merging EasyPay and Kazang under a single leadership team;

• The integration of the Cash Connect vault business and the ATM business, creating a complete cash solution proposition for key merchants;

• The EasyPay Money Market concept which had been launched in select Merchant stores; and

• The Activation of cash-out for customers which allows consumers to withdraw grants at Kazang Merchants.

Lesaka’s Merchant offering continues to grow:

• In the Value-Added-Service (“VAS”) and bill and supplier payments business Lesaka had approximately 57,000 devices in field as of September 30, 2022, compared to approximately 51,000 as of June 30, 2022, and approximately 41,000 devices a year ago;

• Our vault business effectively puts the bank in approximately 4,200 merchants’ stores (compared to approximately 3,700 merchants’ stores a year ago). Historically Connect has been placing vaults into formal sector merchant stores but are now also penetrating the informal sector. This has provided significant operational and risk benefits for our informal merchant customer base;

• In the card acquiring business, card-enabled POS devices increased to approximately 27,700 as of September 30, 2022, compared to approximately 12,600 a year ago, and approximately 22,600 as of June 30, 2022; and

• We provide merchants quick access to working capital and grew our book to record levels during the first quarter of fiscal 2023, disbursing over ZAR 190 million during this quarter, compared to ZAR 108 million in the comparable period.

Returning the Consumer business to profitability and positioning this segment for growth

Significant progress has been made toward returning the Consumer segment to profitability and Lesaka remains on track to achieve a Consumer monthly Segment Adjusted EBITDA break-even point during the second quarter of fiscal 2023. Our progress on our three key initiatives to drive the turnaround is as follows:

• Driving customer acquisition

o Lesaka believes it now has the right team and right products in place ending the first quarter of fiscal 2023 with 1.17 million active EPE clients (excluding EPE lite) compared to 1.04 million at the end of the first quarter of fiscal 2022.

o Lesaka achieved approximately 85,000 EPE account activations in the first quarter of fiscal 2023 and the churn rate for the first quarter of fiscal 2023 averaged well below 5% evidencing traction in our focused consumer strategy mentioned above.

o Notably churn is at the higher end of Lesaka’s expected churn rate range partly attributable to volatility in the SRD grant base

o Lesaka continues to refine its points of presence and is pursuing a strategy of partnering with various retailers rather than maintaining a distinct branch network in order to improve visibility, awareness and service levels.

• Progress on cross selling

o We issued approximately 78,000 new loans in the quarter, achieving a consistent penetration of our active EPE client base. The average loan size grew 4% to ZAR 1,476, while the portfolio loss ratio, calculated as the loans written off during the period as a percentage of the total loan book, remains encouragingly low at around 1.00% for the quarter (i.e. approximately 4% per annum), as a result of our ongoing application of prudent credit scoring and a culture of responsible lending.

o The average take-up rate of loans is above 80% highlighting progress made in understanding the needs of our customers and executing on implementing a refined, affordable, and compelling value proposition for customers.

o Our funeral insurance product provides an important growth opportunity for our cross-selling strategy, with penetration levels now around 23% of the active account base. Over 24,000 new standalone policies were initiated during the first quarter of fiscal 2023, growing the total number of active policies to approximately 268,000, up 10% compared with the first quarter of fiscal 2022. Sales in the first quarter of fiscal 2023 were at their highest level since the loss of the grant payment contract.

o Our low loss rate and high cash collection rate in insurance emphasizes our compelling value proposition in offering fit for purpose solutions to millions of consumers desperately needing financial services.

o Average revenue per user (“ARPU”) for the first quarter of fiscal 2023 remains broadly within our targeted ARPU range. Lesaka remains focused on cross-selling opportunities to the current client base, to increase ARPU.

• Progress on cost optimization

o We put all of the members of our sales team through a performance review process during the first quarter of fiscal 2023, which resulted in approximately 400 people leaving us. This has not had a significant impact on sales performance and the intention is to replace some of these positions with suitably qualified individuals.

Strengthening our relationships with key stakeholders

We continue to build our relationship with the South African Social Security Agency (“SASSA”) through proactive engagement at a local, provincial and national level, to gain a better understanding of their needs and how we can help and improve the delivery of social grants to over 12 million grant recipients.

We have also made good progress on building relationships with our various key stakeholders, be it shareholders, regulators, suppliers and other participants in our sectors.

Investments

There has been no change in the carrying value of our investment in MobiKwik in the quarter. MobiKwik’s regulatory approval for an IPO has now expired and while this remains the strategic aim, their board will keep market conditions under review before re-obtaining the necessary approvals to IPO. The underlying business continues to grow strongly, particularly in the buy now pay later business, and is optimistic about achieving annual EBITDA profitability within the next two financial years.

The recapitalization of Cell C became effective on September 30, 2022, following a very lengthy process aimed at right-sizing the debt on the balance sheet to create a sustainable business that can achieve long term success for the benefit of all its stakeholders. This conclusion was a major milestone in the recovery of Cell C and over time we expect to see some recovery in the value of our remaining equity stake. Our equity stake in Cell C reduced from 15% to a little over 5% as a result of the recapitalization as we did not actively participate in the process. We continue to hold our investment at $0 (zero) carrying value as at September 30, 2022, and we will continue to monitor Cell C’s post recapitalization performance for indications of an increase in its value.

During the first quarter of fiscal 2023 we sold our 25% stake in Carbon to the founders for $0.5 million on deferred payment terms. Refer to Note 5 to the unaudited condensed consolidated financial statements for additional information.

Impact of COVID-19

During the most recent quarter, we did not experience any significant disruptions from the COVID-19 outbreak, and the risk relating to the outbreak appears to have substantially reduced. Refer to Part I, Item 1A. “Risk Factors— We are unable to ascertain the full impact the COVID-19 pandemic will have on our future financial position, operations, cash flows and stock price” in our Annual Report on Form 10-K for the year ended June 30, 2022. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

Critical accounting policies are those that reflect significant judgments or uncertainties and may potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2022:

• Business Combinations and the Recoverability of Goodwill;

• Intangible Assets Acquired Through Acquisitions;

• Revenue recognition – principal versus agent considerations;

• Valuation of investment in Cell C;

• Recoverability of equity securities and equity-accounted investments;

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

Recent accounting pronouncements not yet adopted as of September 30, 2022

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2022, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2022	2021	2022
ZAR : $ average exchange rate	17.0201	14.6246	15.2154
Highest ZAR : $ rate during period	18.0545	15.3110	16.2968
Lowest ZAR : $ rate during period	16.2035	14.1630	14.1630
Rate at end of period	18.0126	15.1150	16.2903

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2022 and 2021, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Year ended
Table 2	September 30,		June 30,
	2022	2021	2022
Income and expense items: $1 = ZAR	17.1307	14.6129	15.1978
Balance sheet items: $1 = ZAR	18.0126	14.3010	16.2903

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

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 17 to those statements. Our chief operating decision is maker is our Group Chief Executive Officer and he evaluates segment performance based on segment earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”). We do not allocate depreciation and amortization, impairment of goodwill or other intangible assets, certain lease charges (“Lease adjustments”), stock-based compensation charges (“Stock-based compensation adjustments”), other items (including gains or losses on disposal of investments, fair value adjustments to equity securities, fair value adjustments to currency options), interest income, interest expense, income tax expense or loss from equity-accounted investments to our reportable segments. The Lease adjustments reflect lease charges and the Stock-based compensation adjustments reflect stock-based compensation expense and are both excluded from the calculation of Segment Adjusted EBITDA and are therefore reported as reconciling items to reconcile the reportable segments’ Segment Adjusted EBITDA to the Company’s loss before income tax expense. Unless otherwise stated, reference to EBITDA in the discussion below relates to Segment Adjusted EBITDA.

Fiscal 2023 includes Connect for the entire quarter, and this business is not included in the results for fiscal 2022.

We analyze our business and operations in terms of three inter-related but independent operating segments: (1) Consumer, (2) Merchant and (3) Other. In addition, corporate and corporate office activities that are impracticable to allocate directly to any of the other operating segments, as well as any inter-segment eliminations, are included in Corporate/Eliminations.

First quarter of fiscal 2023 compared to first quarter of fiscal 2022

The following factors had a significant impact on our results of operations during the first quarter of fiscal 2023 as compared with the same period in the prior year:

• Higher revenue: Our revenues increased 324% in ZAR, primarily due to the contribution from Connect and a moderate increase in account fees, lending and insurance revenues which was partially offset by a decrease in hardware sales due to shipping delays;

• Lower operating losses: Operating losses decreased, delivering an improvement of 51% in ZAR compared with the prior period primarily due to the contribution from Connect, and the implementation of various cost reduction initiatives in our Consumer business, which was partially offset by an increase in acquisition related intangible asset amortization;

• Higher net interest charge: The net interest charge increased to ZAR 62.0 million from ZAR 6.0 million due to the additional borrowings incurred in order to fund the acquisition of Connect as well as the debt within the Connect business itself; and

• Foreign exchange movements: The U.S. dollar was 17% stronger against the ZAR during the first quarter of fiscal 2023, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In United States Dollars
	Three months ended September 30,
	2022	2021
	$ ’000	$ ’000	change
Revenue	124,786	34,504	262%
Cost of goods sold, IT processing, servicing and support	100,528	24,207	315%
Selling, general and administration	22,931	20,442	12%
Depreciation and amortization	5,998	895	570%
Transaction costs related to Connect Group acquisition	-	185	nm
Operating loss	(4,671)	(11,225)	(58%)
Net gain on disposal of equity-accounted investments	248	-	nm
Interest income	411	389	6%
Interest expense	4,036	816	395%
Loss before income tax expense	(8,048)	(11,652)	(31%)
Income tax expense	31	186	(83%)
Net loss before loss from equity-accounted investments	(8,079)	(11,838)	(32%)
Loss from equity-accounted investments	(2,617)	(1,156)	126%
Net loss attributable to us	(10,696)	(12,994)	(18%)

Table 4	In South African Rand
	Three months ended September 30,
	2022	2021
	ZAR ’000	ZAR ’000	change
Revenue	2,137,671	504,204	324%
Cost of goods sold, IT processing, servicing and support	1,722,115	353,734	387%
Selling, general and administration	392,824	298,717	32%
Depreciation and amortization	102,749	13,079	686%
Transaction costs related to Connect Group acquisition	-	2,703	nm
Operating loss	(80,017)	(164,029)	(51%)
Net gain on disposal of equity-accounted investments	4,248	-	nm
Interest income	7,041	5,684	24%
Interest expense	69,140	11,924	480%
Loss before income tax expense	(137,868)	(170,269)	(19%)
Income tax expense	532	2,718	(80%)
Net loss before loss from equity-accounted investments	(138,400)	(172,987)	(20%)
Loss from equity-accounted investments	(44,831)	(16,893)	165%
Net loss attributable to us	(183,231)	(189,880)	(4%)

The increase in revenue was primarily due to the inclusion of Connect, which has substantial low margin prepaid airtime sales in addition to its core processing revenue and a modest increase in account fees, lending and insurance revenues, which was partially offset by a decrease in hardware sales due to shipping delays.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to the inclusion of Connect and higher costs related to transaction fees in our Consumer business, which were partially offset by the benefits of various cost reduction initiatives in our Consumer business and lower insurance-related claims.

In ZAR, the increase in selling, general and administration expenses was primarily due to higher employee-related expenses related to the expansion of our senior management team, the year-over-year impact of inflationary increases on employee-related expenses and the inclusion of expenses related to Connect’s operations, which were partially offset by the benefits of various cost reduction initiatives in our Consumer business.

Depreciation and amortization expense increased in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022 due to the inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to the Connect acquisition, as well as the inclusion of depreciation expense related to Connect’s property, plant and equipment.

Transaction costs related to the Connect Group acquisition include fees paid to external service providers for various advisory services procured during fiscal 2022.

Our operating loss margin for the first quarter of fiscal 2023 and 2022 was (3.7%) and (32.5%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

We did not record any changes in the fair value of equity interests in MobiKwik and Cell C during the first quarter of fiscal 2023 and 2022, respectively. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

We recorded a gain of $0.3 million related to the disposal of our entire interest in Carbon during the first quarter of fiscal 2023. Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information regarding this disposal.

In ZAR, interest on surplus cash increased to $0.4 million (ZAR 7.0 million) from $0.4 million (ZAR 5.7 million), primarily due to the inclusion of Connect.

Interest expense increased to $4.0 million (ZAR 69.1 million) from $0.8 million (ZAR 11.9 million), primarily as a result of additional interest expense incurred related to borrowings obtained to partially fund the acquisition of Connect, interest expenses incurred in Connect to fund our cash management, digitization and VAS offerings, and a higher utilization of our facilities to fund our ATMs.

Fiscal 2023 tax expense was $0.03 million (ZAR 0.5 million) compared to the tax expense of $0.2 million (ZAR 2.7 million) in fiscal 2022. Our effective tax rate for fiscal 2023 was impacted by the tax expense recorded by our profitable South African operations, a deferred tax benefit related to acquisition-related intangible asset amortization, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity accounted investments:

Table 5	Three months ended September 30,
	2022	2021	$ %
	$ ’000	$ ’000	change
Finbond	(2,631)	(1,156)	128%
Share of net loss	(1,521)	(1,156)	32%
Impairment	(1,110)	-	nm
Other	14	-	nm
Total loss from equity-accounted investments	(2,617)	(1,156)	126%

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 6	In United States Dollars
	Three months ended September 30,
	2022	% of	2021	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Consumer	15,004	12%	17,164	50%	(13%)
Merchant	109,437	88%	17,072	49%	541%
Other	374	-	427	1%	(12%)
Subtotal: Operating segments	124,815	100%	34,663	100%	260%
Corporate/Eliminations	(29)	-	(159)	-	(82%)
Total consolidated revenue	124,786	100%	34,504	100%	262%
Segment Adjusted EBITDA:
Consumer	(1,394)	(39%)	(9,356)	103%	(85%)
Merchant	7,852	218%	1,932	(21%)	306%
Other	41	1%	143	(2%)	(71%)
Total Segment Adjusted EBITDA	6,499	180%	(7,281)	80%	nm
Corporate/eliminations	(2,898)	(80%)	(1,816)	20%	60%
Subtotal	3,601	100%	(9,097)	100%	nm
Less: Lease adjustments	812		924
Less: Stock-based compensation	1,462		309
Less: Depreciation and amortization	5,998		895
Total consolidated operating loss	(4,671)		(11,225)

Table 7	In South African Rand
	Three months ended September 30,
	2022	% of	2021	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Consumer	257,029	12%	250,816	50%	2%
Merchant	1,874,732	88%	249,471	49%	651%
Other	6,407	-	6,240	1%	3%
Subtotal: Operating segments	2,138,168	100%	506,527	100%	322%
Corporate/Eliminations	(497)	-	(2,323)	-	(79%)
Total consolidated revenue	2,137,671	100%	504,204	100%	324%
Segment Adjusted EBITDA:
Consumer	(23,880)	(39%)	(138,150)	104%	(83%)
Merchant	134,510	218%	27,545	(21%)	388%
Other	702	1%	2,090	(2%)	(66%)
Total Segment Adjusted EBITDA	111,332	180%	(108,515)	81%	nm
Corporate/eliminations	(49,645)	(80%)	(24,418)	19%	103%
Subtotal	61,687	100%	(132,933)	100%	nm
Less: Lease adjustments	13,910		13,502
Less: Stock-based compensation	25,045		4,515
Less: Depreciation and amortization	102,750		13,079
Total consolidated operating loss	(80,018)		(164,029)

Consumer

Segment revenue increased primarily due to higher lending and insurance revenues and higher account holder fees, though this was partially offset by lower ATM transaction fees. The cost reduction initiatives we initiated in fiscal 2022 delivered a significant reduction in our Consumer segment’s operating expenses which resulted in a significantly lower EBITDA loss compared with fiscal 2022. Specifically, expenses associated with operating a mobile distribution network were discontinued in early fiscal 2022, and we have streamlined our fixed distribution network through reductions in certain expenses including employee-related costs, security, guarding and premises costs.

Our EBITDA loss margin (calculated as EBITDA loss divided by revenue) for the first quarter of fiscal 2023 and 2022 was (9.3%) and (54.5%), respectively.

Merchant

Segment revenue increased sixfold due to the contribution from inclusion of Connect which was partially offset by a decrease in hardware sales due to shipping delays. The increase in segment EBITDA is primarily due to the inclusion of Connect, which was partially offset by higher employee-related expenses. Connect records a significant proportion of its airtime sales in revenue and cost of sales, while only earning a relatively small margin. This significantly depresses the EBITDA margins shown by the business.

Our EBITDA margin for the first quarter of fiscal 2023 and 2022 was 7.2% and 11.3%, respectively.

Other

In ZAR, segment revenue increased modestly primarily due to an increase in hardware sales. EBITDA decreased as a result of an allowance for doubtful debts created as well as inflationary increases in staff and other operating costs, which were at a higher percentage increase than the increase in revenue.

Our EBITDA (loss) margin for the Other segment was 11.0% and 33.5% during the first quarter of fiscal 2023 and 2022, respectively.

Corporate/Eliminations

Our corporate expenses generally include acquisition-related intangible asset amortization; expenses incurred related to corporate actions; expenditures related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; Group CEO and Group CFO compensation costs, certain employee and executive bonuses; legal fees; audit fees; directors and officer’s insurance premiums; and elimination entries.

Our corporate expenses for fiscal 2023 increased compared with the prior period due to higher employee costs and an increase in director and officer’s insurance premiums.

Liquidity and Capital Resources

As of September 30, 2022, our cash and cash equivalents were $30.1 million and comprised of U.S. dollar-denominated balances of $9.2 million, ZAR-denominated balances of ZAR 346.8 million ($19.3 million), and other currency deposits, primarily Botswana pula, of $1.7 million, all amounts translated at exchange rates applicable as of September 30, 2022. The decrease in our unrestricted cash balances from June 30, 2022, was primarily due to utilization of cash reserves to fund our Consumer operations and an investment in working capital in our Merchant operations, which was partially offset by the contribution from Connect.

We generally invest any surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and any surplus cash held by our non-South African companies in U.S. dollar-denominated money market accounts.

Historically, we have financed most of our operations, research and development, working capital, and capital expenditures, as well as acquisitions and strategic investments, through internally generated cash and our financing facilities. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. For instance, in fiscal 2022, we obtained loan facilities from RMB to fund a portion of our acquisition of Connect, with the balance being funded from cash resources. Following the acquisition of Connect, we now utilize a combination of short and long-term facilities to fund our operating activities and a long-term asset-backed facility to fund the acquisition of POS devices and safe assets. Refer to Note 12 to our consolidated financial statements for the year ended June 30, 2022, for additional information related to our borrowings.

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of September 30, 2022:

Table 8	RMB Facility E		RMB Indirect		RMB Connect		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft	-	-	-	-	13,766	247,954	-	-
Overdraft restricted as to use(1)	77,723	1,400,000	-	-	-	-	-	-
Total overdraft	77,723	1,400,000	-	-	13,766	247,954	-	-
Indirect and derivative facilities(2)	-	-	7,495	135,000	-	-	8,691	156,566
Total short-term facilities available	77,723	1,400,000	7,495	135,000	13,766	247,954	8,691	156,566

Utilized short-term facilities:
Overdraft	-	-	-	-	11,381	205,001	-	-
Overdraft restricted as to use(1)	57,951	1,043,847	-	-	-	-	-	-
Indirect and derivative facilities(2)	-	-	1,838	33,106	-	-	5,114	92,110
Total short-term facilities available	57,951	1,043,847	1,838	33,106	11,381	205,001	5,114	92,110

Interest rate, based on South African prime rate		9.75%				9.65%

(1) Overdraft may only be used to fund ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by RMB and Nedbank to various third parties on our behalf.

Long-term borrowings

We have aggregate long-term borrowing outstanding of ZAR 2.3 billion ($127.8 million translated at exchange rates as of September 30, 2022) as described in Note 8. These borrowings include outstanding long-term borrowings obtained by Lesaka SA of ZAR 1.0 billion to partially fund the acquisition of Connect. In contemplation of the Connect transaction, Connect obtained total facilities of approximately ZAR 1.3 billion which were utilized to repay its existing borrowings and to fund a portion of its capital expenditures and to settle obligations under the transaction documents. We also have a revolving credit facility, of ZAR 150.0 million which is utilized to fund a portion of our merchant finance loans receivable book.

Our credit agreement with RMB requires that we achieve certain milestones by September 30, 2022, failing which we would be required to place ZAR 250 million into bank accounts with RMB. We were unable to achieve the required milestones by September 30, 2022. However, RMB did not require us to place cash into the RMB bank accounts nor did RMB declare an event of default as a result of our failure to do so. We are currently renegotiating the terms of these lending arrangements with RMB.

Restricted cash

We have credit facilities with RMB in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our consolidated statement of cash flows as of September 30, 2022, includes restricted cash of approximately $58.0 million related to cash withdrawn from our debt facility to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.

We have also entered into cession and pledge agreements with Nedbank related to our Nedbank indirect credit facilities and we have ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our consolidated statement of cash flows as of September 30, 2022, includes restricted cash of approximately $5.3 million that has been ceded and pledged.

Cash flows from operating activities

First quarter

Net cash used in operating activities during the first quarter of fiscal 2023 was $7.7 million (ZAR 131.2 million) compared to $7.9 million (ZAR 116.1 million) during the first quarter of fiscal 2022. Excluding the impact of income taxes, our cash used in operating activities during the first quarter of fiscal 2023 was impacted by month-end working capital movements (primarily an increase in receivable balances) within our merchant business which general unwind in the following month, growth in our merchant finance loans receivable book, and the utilization of cash reserves to fund our Consumer operations, which was partially offset by the contribution from Connect.

During the first quarter of fiscal 2023, we paid first provisional South African tax payments of $0.5 million (ZAR 8.2 million) related to our 2023 tax year, and additional second provisional South African tax payments of $0.2 million (ZAR 3.4 million) related to our 2022 tax year.

Taxes paid during the first quarter of fiscal 2023 and 2022 were as follows:

Table 9	Three months ended September 30,
	2022	2021	2022	2021
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	492	-	8,216	-
Second provisional payments	191	-	3,371	-
Tax refund received	(57)	(25)	(970)	(376)
Total South African taxes paid (received)	626	(25)	10,617	(376)
Foreign taxes paid	51	36	886	525
Total tax paid	677	11	11,503	149

Cash flows from investing activities

First quarter

Cash used in investing activities for the first quarter of fiscal 2023 included capital expenditures of $4.5 million (ZAR 77.1 million), primarily due to the acquisition of safe assets, POS devices and computer equipment. During the first quarter of fiscal 2023, we received proceeds $0.25 million related to the first tranche (of two) from the disposal of our entire interest in Carbon.

Cash used in investing activities for the first quarter of fiscal 2022 included capital expenditures of $0.7 million (ZAR 10.2 million), primarily due to the roll out of our new express branches.

Cash flows from financing activities

First quarter

During the first quarter of fiscal 2023, we utilized approximately $146.1 million from our South African overdraft facilities to fund our ATMs and our cash management business through Connect, and repaid $136.9 million of these facilities. We utilized approximately $1.1 million of our long-term borrowings to fund our merchant finance loans receivable business and to fund the acquisition of certain capital expenditures. We repaid approximately $1.6 million of long-term borrowings in accordance with our repayment schedule. We paid $0.2 million to repurchase shares from an employee in order for the employee to settle taxes due related to the vesting of shares of restricted stock.

During the first quarter of fiscal 2022, we utilized approximately $138.9 million from our South African overdraft facilities to fund our ATMs and repaid $98.9 million of these facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the second quarter of fiscal 2023 to primarily include investments into our ATM infrastructure and branch network in South Africa as well as IT equipment, and through Connect, spending for POS devices, safe assets, vehicles, computer and office equipment. Our capital expenditures for the first quarter of fiscal 2023 and 2022 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds, or, following the Connect acquisition, our asset-backed borrowing arrangement. We had outstanding capital commitments as of September 30, 2022, of $2.4 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 4 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short and long-term borrowings in South Africa which attract interest at rates that fluctuate based on changes in the South African prime and 3-month JIBAR interest rates. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2022, as a result of changes in the South African prime and 3-month JIBAR interest rates, using our outstanding short and long-term borrowings as of September 30, 2022. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the interest rates applicable to the borrowings as of September 30, 2022, are shown. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.

Table 10	As of September 30, 2022
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South African borrowings	19,349	1%	21,331
		(1%)	17,369

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our group chief executive officer and our group chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the group chief executive officer and the group chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2022.

LESAKA TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer

Chris G.B. Meyer

Group Chief Executive Officer

By: /s/ Naeem E. Kola

Naeem E. Kola

Group Chief Financial Officer, Treasurer and Secretary