Form 10-Q
period 2022-12-31
LESAKA TECHNOLOGIES INC
filed 2023-02-07
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 3, 2023 (the latest practicable date), 60,566,258 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Part I. Financial information

Item 1. Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2022	2022(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,402	$43,940
Restricted cash related to ATM funding and credit facilities (Note 8)	54,374	60,860
Accounts receivable, net and other receivables (Note 2)	28,219	28,898
Finance loans receivable, net (Note 2)	39,674	33,892
Inventory (Note 3)	34,105	34,226
Total current assets before settlement assets	198,774	201,816
Settlement assets	27,650	15,916
Total current assets	226,424	217,732
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - December: $36,735 June: $35,249	27,528	24,599
OPERATING LEASE RIGHT-OF-USE (Note 16)	6,021	7,146
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	5,267	5,861
GOODWILL (Note 6)	155,701	162,657
INTANGIBLE ASSETS, NET (Note 6)	142,187	156,702
DEFERRED INCOME TAXES	4,587	3,776
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)	78,054	78,092
TOTAL ASSETS	645,769	656,565

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)	54,250	51,338
Short-term credit facilities (Note 8)	10,575	14,880
Accounts payable	26,275	18,572
Other payables (Note 9)	30,351	34,362
Operating lease liability - current (Note 16)	2,078	2,498
Current portion of long-term borrowings (Note 8)	7,425	6,804
Income taxes payable	2,211	2,140
Total current liabilities before settlement obligations	133,165	130,594
Settlement obligations	26,571	15,276
Total current liabilities	159,736	145,870
DEFERRED INCOME TAXES	50,125	54,211
OPERATING LEASE LIABILITY - LONG TERM (Note 16)	4,116	4,827
LONG-TERM BORROWINGS (Note 8)	135,440	134,842
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,393	2,466
TOTAL LIABILITIES	351,810	342,216
REDEEMABLE COMMON STOCK	79,429	79,429

EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - December: 63,751,337 June: 62,324,321	83	83
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: December: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	332,537	327,891
TREASURY SHARES, AT COST: December: 24,956,854 June: 24,891,292	(287,244)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 11)	(176,238)	(168,840)
RETAINED EARNINGS	345,392	362,737
TOTAL LESAKA EQUITY	214,530	234,920
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	214,530	234,920

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$645,769	$656,565

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE (Note 15)	$136,068	$31,114	$260,854	$65,618

EXPENSE

Cost of goods sold, IT processing, servicing and support	108,824	20,580	209,352	44,787
Selling, general and administration	23,517	17,746	46,448	38,188
Depreciation and amortization	5,919	726	11,917	1,621
Transaction costs related to Connect acquisition	-	1,489	-	1,674

OPERATING LOSS	(2,192)	(9,427)	(6,863)	(20,652)

UNREALIZED LOSS RELATED TO FAIR VALUE ADJUSTMENT TO CURRENCY OPTIONS (Note 4)	-	2,429	-	2,429

(LOSS) GAIN ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 5)	(112)	-	136	-

INTEREST INCOME	389	313	800	702

INTEREST EXPENSE	4,388	765	8,424	1,581
LOSS BEFORE INCOME TAX EXPENSE	(6,303)	(12,308)	(14,351)	(23,960)

INCOME TAX EXPENSE (Note 18)	364	98	395	284

NET LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS	(6,667)	(12,406)	(14,746)	(24,244)

EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	18	-	(2,599)	(1,156)

NET LOSS ATTRIBUTABLE TO LESAKA	$(6,649)	$(12,406)	$(17,345)	$(25,400)

Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Lesaka shareholders	$(0.11)	$(0.22)	$(0.28)	$(0.44)
Diluted loss attributable to Lesaka shareholders	$(0.11)	$(0.22)	$(0.28)	$(0.44)

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)

Net loss	$(6,649)	$(12,406)	$(17,345)	$(25,400)

Other comprehensive income (loss), net of taxes
Movement in foreign currency translation reserve	12,155	(5,601)	(9,938)	(11,514)
Release of foreign currency translation reserve related to disposal of Finbond equity securities (Note 11)	97	-	99	-
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	2,441	(644)
Total other comprehensive income (loss), net of taxes	12,252	(5,601)	(7,398)	(12,158)

Comprehensive income (loss)	5,603	(18,007)	(24,743)	(37,558)

Comprehensive income (loss) attributable to Lesaka	$5,603	$(18,007)	$(24,743)	$(37,558)

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended December 31, 2021 (dollar amounts in thousands)
Balance – October 1, 2021	81,887,506	$80	(24,891,292)	$(286,951)	56,996,214	$302,277	$393,619	$(152,278)	$256,747	$-	$256,747	$84,979

Restricted stock granted (Note 12)	448,105				448,105				-		-

Exercise of stock options	242,853	-			242,853	739			739		739

Stock-based compensation charge (Note 12)					-	788			788		788

Reversal of stock-based compensation charge (Note 12)	(30,000)				(30,000)	-			-		-

Stock-based compensation charge related to equity-accounted investment (Note 5)					-	-			-		-

Net loss					-		(12,406)		(12,406)	-	(12,406)

Other comprehensive loss (Note 11)								(5,601)	(5,601)	-	(5,601)

Balance – December 31, 2021	82,548,464	$80	(24,891,292)	$(286,951)	57,657,172	$303,804	$381,213	$(157,879)	$240,267	$-	$240,267	$84,979

	For the six months ended December 31, 2021 (dollar amounts in thousands)

Balance – July 1, 2021	81,607,912	$80	(24,891,292)	$(286,951)	56,716,620	$301,959	$406,613	$(145,721)	$275,980	$-	$275,980	$84,979

Restricted stock granted	727,699				727,699				-		-

Exercise of stock options	242,853	-			242,853	739			739		739

Stock-based compensation charge (Note 12)						1,132			1,132		1,132

Reversal of stock-based compensation charge (Note 12)	(30,000)				(30,000)	(35)			(35)		(35)

Stock-based compensation charge related to equity-accounted investment						9			9		9

Net loss							(25,400)		(25,400)	-	(25,400)

Other comprehensive income (Note 11)								(12,158)	(12,158)	-	(12,158)

Balance – December 31, 2021	82,548,464	$80	(24,891,292)	$(286,951)	57,657,172	$303,804	$381,213	$(157,879)	$240,267	$-	$240,267	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock

	For the three months ended December 31, 2022 (dollar amounts in thousands)

Balance – October 1, 2022	87,449,136	$83	(24,926,752)	$(287,136)	62,522,384	$329,365	$352,041	$(188,490)	$205,863	$-	$205,863	$79,429

Shares repurchased (Note 12)			(30,102)	(108)	(30,102)				(108)		(108)

Restricted stock granted (Note 12)	1,151,229				1,151,229				-		-

Exercise of stock option (Note 12)	107,826	-			107,826	327			327		327

Stock-based compensation charge (Note 12)						2,849			2,849		2,849

Stock-based compensation charge related to equity-accounted investment (Note 5)						(4)			(4)		(4)

Net loss							(6,649)		(6,649)	-	(6,649)

Other comprehensive income (Note 11)								12,252	12,252	-	12,252

Balance – December 31, 2022	88,708,191	$83	(24,956,854)	$(287,244)	63,751,337	$332,537	$345,392	$(176,238)	$214,530	$-	$214,530	$79,429

See Notes to Unaudited Condensed Consolidated Financial Statements

	For the six months ended December 31, 2022 (dollar amounts in thousands)

Balance – July 1, 2022	87,215,613	$83	(24,891,292)	$(286,951)	62,324,321	$327,891	$362,737	$(168,840)	$234,920	$-	$234,920	$79,429

Shares repurchased (Note 12)			(65,562)	(293)	(65,562)				(293)		(293)

Restricted stock granted	1,382,752				1,382,752	-			-		-

Exercise of stock option (Note 12)	109,826	-			109,826	333			333		333

Stock-based compensation charge (Note 12)						4,311			4,311		4,311

Stock-based compensation charge related to equity-accounted investment (Note 5)						2			2		2

Net loss							(17,345)		(17,345)	-	(17,345)

Other comprehensive loss (Note 11)								(7,398)	(7,398)	-	(7,398)

Balance – December 31, 2022	88,708,191	$83	(24,956,854)	$(287,244)	63,751,337	$332,537	$345,392	$(176,238)	$214,530	$-	$214,530	$79,429

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)

Cash flows from operating activities
Net loss	$(6,649)	$(12,406)	$(17,345)	$(25,400)
Depreciation and amortization	5,919	726	11,917	1,621
Movement in allowance for doubtful accounts receivable	1,480	740	2,529	1,126
Interest payable	1,436	(113)	1,462	(102)
Unrealized loss related to fair value adjustment to currency options (Note 4)	-	2,429		2,429
Fair value adjustment related to financial liabilities	81	(234)	144	(324)
Loss (Gain) on disposal of equity-accounted investments (Note 5)	112	-	(136)	-
(Earnings) Loss from equity-accounted investments	(18)	-	2,599	1,156
Profit on disposal of property, plant and equipment(1)	(113)	(1,271)	(321)	(1,296)
Facility fee amortized	196	-	445	-
Stock-based compensation charge (Note 12)	2,849	788	4,311	1,097
Dividends received from equity-accounted investments	-	-	21	137
Decrease (Increase) in accounts receivable	1,962	(1,001)	(981)	1,166
Increase in finance loans receivable(2)	(5,230)	(2,466)	(8,811)	(3,445)
(Increase) Decrease in inventory	(1,193)	(1,429)	(1,472)	154
Increase in accounts payable and other payables	4,829	676	4,391	245
(Decrease) Increase in taxes payable	(513)	(245)	129	49
(Decrease) Increase in deferred taxes	(1,728)	21	(3,122)	(346)
Net cash provided by (used) in operating activities	3,420	(13,785)	(4,240)	(21,733)

Cash flows from investing activities
Capital expenditures	(3,992)	(189)	(8,493)	(887)
Proceeds from disposal of property, plant and equipment	345	1,760	762	1,991
Proceeds from disposal of equity-accounted investment (Note 5)	138	-	391	-
Acquisition of intangible assets	(120)	-	(120)	-
Proceeds from disposal of equity-accounted investment - Bank Frick, net of expenses	-	7,500	-	7,500
Loan to equity-accounted investment (Note 5)	-	-	(112)	-
Repayment of loans by equity-accounted investments	-	-	112	-
Net change in settlement assets	(10,131)	97	(12,015)	97
Net cash (used in) provided by investing activities	(13,760)	9,168	(19,475)	8,701

Cash flows from financing activities
Proceeds from bank overdraft (Note 8)	167,224	172,445	313,292	311,350
Repayment of bank overdraft (Note 8)	(175,380)	(172,768)	(312,302)	(271,676)
Long-term borrowings utilized (Note 8)	9,083	-	10,142	-
Repayment of long-term borrowings (Note 8)	(1,688)	-	(3,268)	-
Acquisition of treasury stock (Note 12)	(108)		(293)
Proceeds from exercise of stock options	327	739	333	739
Guarantee fee	(100)	-	(100)	-
Net change in settlement obligations	9,581	(97)	11,568	(97)
Net cash provided by financing activities	8,939	319	19,372	40,316

Effect of exchange rate changes on cash and cash equivalents	4,806	(5,979)	(3,681)	(10,905)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,405	(10,277)	(8,024)	16,379
Cash, cash equivalents and restricted cash – beginning of period	93,371	250,421	104,800	223,765
Cash, cash equivalents and restricted cash – end of period (Note 14)	$96,776	$240,144	$96,776	$240,144

(1) Impairment losses of $85,000 and $225,000 respectively, previously reported in a separate caption during the three and six months ended December 31, 2021, have been included in the caption profit on disposal of property, plant and equipment for the three and six months ended December 31, 2021

(2) The movement in accounts receivable and finance loans receivable were previously combined, however, it was determined in the three months ended December 31, 2022, to present the movement in finance loans receivable as a separate caption. Previous periods have been restated.

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three and six months ended December 31, 2022 and 2021

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2022 and 2021, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Recent accounting pronouncements not yet adopted as of December 31, 2022

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

2. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of December 31, 2022, and June 30, 2022, are presented in the table below:

	December 31,	June 30,
	2022	2022

Accounts receivable, trade, net	$12,073	$13,904
Accounts receivable, trade, gross	12,163	14,413
Allowance for doubtful accounts receivable, end of period	90	509
Beginning of period	509	267
Reallocation to allowance for doubtful finance loans receivable(1)	(418)	-
Reversed to statement of operations	(9)	(133)
Charged to statement of operations	507	779
Utilized	(412)	(154)
Foreign currency adjustment	(87)	(250)

Current portion of amount outstanding related to sale of interest in Carbon, net of allowance: December 2022: $250	-	-
Loans provided to Carbon, net of allowance: June 2022: $3,000	-	-
Current portion of total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Other receivables	16,146	14,994
Total accounts receivable, net and other receivables	$28,219	$28,898

(1) Represents reallocation of a portion of the Merchant allowance for doubtful finance loans receivable as of June 30, 2022, which was included in the allowance for doubtful accounts receivable as of June 30, 2022.

Current portion of amount outstanding related to sale of interest in Carbon represents the amount due from the purchaser related to the sale of the Company’s interest in Carbon Tech Limited (“Carbon”), an equity-accounted investment of $0.25 million, net of an allowance for doubtful loans receivable of $0.25 million, refer to Note 5 for additional information.

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

Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes represents the investment in a note which was due to mature in August 2022 and forms part of Cell C’s capital structure. The carrying value as of each of December 31, 2022, and June 30, 2022, respectively was $0 (nil).

Other receivables includes prepayments, deposits, income taxes receivable and other receivables, and as of June 30, 2022, also includes transactions-switching funds receivable of $3.3 million which was received in full in November 2022.

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of December 31, 2022:

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

2. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Finance loans receivable, net

The Company’s finance loans receivable, net, as of December 31, 2022, and June 30, 2022, is presented in the table below:

	December 31,	June 30,
	2022	2022

Microlending finance loans receivable, net	$21,880	$20,058
Microlending finance loans receivable, gross	23,401	21,452
Allowance for doubtful finance loans receivable, end of period	1,521	1,394
Beginning of period	1,394	2,349
Reversed to statement of operations	-	(805)
Charged to statement of operations	730	1,268
Utilized	(546)	(1,179)
Foreign currency adjustment	(57)	(239)

Merchant finance loans receivable, net	17,794	13,834
Merchant finance loans receivable, gross	19,705	14,131
Allowance for doubtful finance loans receivable, end of period	1,911	297
Beginning of period	297	-
Reallocation from allowance for doubtful accounts receivable(1)	419	-
Reversed to statement of operations	(2)	-
Charged to statement of operations	1,301	442
Utilized	-	-
Foreign currency adjustment	(104)	(145)

Total finance loans receivable, net	$39,674	$33,892

(1) Represents reallocation of a portion of the Merchant allowance for doubtful finance loans receivable as of June 30, 2022, which was included in the allowance for doubtful accounts receivable as of June 30, 2022.

Total finance loans receivable, net, comprises microlending finance loans receivable related to the Company’s microlending operations in South Africa as well as its merchant finance loans receivable related to Connect’s lending activities in South Africa. Certain merchant finance loans receivable have been pledged as security for the Company’s revolving credit facility (refer to Note 8).

3. Inventory

The Company’s inventory comprised the following categories as of December 31, 2022, and June 30, 2022:

	December 31,	June 30,
	2022	2022

Raw materials	$2,393	$2,446
Work-in-progress	148	147
Finished goods	31,564	31,633
	$34,105	$34,226

As of December 31, 2022 and June 30, 2022, finished goods includes $10.1 million and $13.7 million, respectively, of Cell C airtime inventory that was previously classified as finished goods subject to sale restrictions. In support of Cell C’s liquidity position and pursuant to Cell C’s recapitalization process, the Company limited the resale of this airtime to its own distribution channels. On September 30, 2022, Cell C concluded its recapitalization process and the Company and Cell C entered into an agreement under which Cell C agreed to repurchase, from October 2023, up to ZAR 10 million of Cell C inventory from the Company per month. The amount to be repurchased by Cell C will be calculated as ZAR 10 million less the face value of any sales made by the Company during that month. The Company continued to sell a minimum amount of Cell C airtime through its internal channels in late fiscal 2022/ early fiscal 2023 in support of Cell C’s liquidity position. However, its ability to sell this airtime has increased significantly since the acquisition of Connect because Connect is a significant reseller of Cell C airtime. As a result, and depending on prevailing conditions in the airtime market, the Company has sold higher volumes of airtime through this channel than it did prior to the Cell C recapitalization. If the Company is able to sell at least ZAR 10 million a month through this channel from October 1, 2023, then Cell C would not be required to repurchase any airtime from the Company during any specific month. The Company has agreed to notify Cell C prior to selling any of this airtime, however, there is no restriction placed on the Company on the sale of the airtime.

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

Consumer microlending credit risk

The Company is exposed to credit risk in its Consumer microlending activities, which provides unsecured short-term loans to qualifying customers. Credit bureau checks as well as an affordability test are conducted as part of the origination process, both of which being in line with local regulations. The Company considers this policy to be appropriate because the affordability test it performs takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses. Additional allowances may be required should the ability of its customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including ongoing evaluation of the creditworthiness of each customer.

Merchant lending

The Company maintains an allowance for doubtful finance loans receivable related to its Merchant services segment with respect to short-term loans to qualifying merchant customers. The Company’s risk management procedures include adhering to its proprietary lending criteria which uses an online-system loan application process, obtaining necessary customer transaction-history data and credit bureau checks. The Company considers these procedures to be appropriate because it takes into account a variety of factors such as the customer’s credit capacity and customer-specific risk factors when originating a loan.

4. Fair value of financial instruments (continued)

Risk management (continued

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of December 31, 2022 and June 30, 2022, respectively, and valued Cell C at $0.0 (zero) and $0.0 (zero) as of December 31, 2022, and June 30, 2022, respectively. The Company incorporates the payments under Cell C’s lease liabilities into the cash flow forecasts and assumes that Cell C’s deferred tax assets would be utilized over the forecast period. The Company has increased the marketability discount from 10% to 20% and the minority discount from 15% to 30% due to the reduction in our shareholding percentage from 15% to 5% as well as current market conditions. The Company utilized the latest revised business plan provided by Cell C management for the period ended December 31, 2025, for the December 31, 2022, and June 30, 2022 valuations. Adjustments have been made to the WACC rate to reflect the Company’s assessment of risk to Cell C achieving its business plan.

The following key valuation inputs were used as of December 31, 2022 and June 30, 2022:

Weighted Average Cost of Capital ("WACC"):	Between 20% and 31% over the period of the forecast
Long term growth rate:	3% (3% as of June 30, 2022)
Marketability discount:	20% (10% as of June 30, 2022)
Minority discount:	30% (15% as of June 30, 2022)
Net adjusted external debt - December 31, 2022:(1)	ZAR 6.9 billion ($0.4 billion), no lease liabilities included
Net adjusted external debt - June 30, 2022:(2)	ZAR 13.5 billion ($0.8 billion), no lease liabilities included

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of December 31, 2022.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2022.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 1.0% increase and 1.0% decrease in the WACC rate and the EBITDA margins respectively used in the Cell C valuation on December 31, 2022, all amounts translated at exchange rates applicable as of December 31, 2022:

Sensitivity for fair value of Cell C investment	1.0% increase	1.0% decrease
WACC rate	$-	$390
EBITDA margin	$992	$-

The fair value of the Cell C shares as of December 31, 2022, represented 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given that Cell C remains in a turnaround process.

4. Fair value of financial instruments (continued)

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

The Company’s outstanding foreign exchange contracts as of December 31, 2022, were as follows:

Notional amount ('000)		Strike price		Fair market		Maturity
EUR	375.1	ZAR	18.0002	ZAR	18.1676	January 31, 2023
USD	238.8	ZAR	17.1676	ZAR	17.0172	January 31, 2023

The Company had no outstanding foreign exchange contracts as of June 30, 2022.

Derivative transactions – Fiscal 2022 foreign exchange option contracts

The Company held a significant amount of U.S. dollars in early fiscal 2022 and intended to use a portion of these funds to settle part of the purchase consideration related to the Connect acquisition. The purchase consideration was expected to be settled in ZAR. Accordingly, the Company entered into foreign exchange option contracts with FirstRand Bank Limited acting through its Rand Merchant Bank division (“RMB”) in November 2021 in order to manage the risk of currency volatility and to fix the ZAR amount to be utilized for part of the purchase consideration settlement. These foreign exchange option contracts, also known as synthetic forwards, were over-the-counter derivative transactions (Level 2). RMB’s long-term credit rating is “BB”. The Company used quoted prices in active markets for similar assets and liabilities to determine fair value of the foreign exchange option contracts (Level 2).

The Company marked-to-market the synthetic forwards as of December 31, 2021, using a Black-Scholes option pricing model which determined the respective fair value of the options utilizing appropriate market parameters, and recorded an unrealized loss of $2.4 million during the three and six months ended December 31, 2021. The unrealized loss is included in the caption unrealized loss related to fair value adjustment to currency options in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2021. These currency options matured on February 24, 2022.

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2022, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	279	-	-	279
Fixed maturity investments (included in cash and cash equivalents)	2,268	-	-	2,268
Foreign exchange contracts	-	2	-	2
Total assets at fair value	$2,547	$2	$-	$2,549

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

There have been no transfers in or out of Level 3 during the three and six months ended December 31, 2022 and 2021, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three and six months ended December 31, 2022 and 2021.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the six months ended December 31, 2022:

Carrying value
Assets
Balance as of June 30, 2022	$-
Foreign currency adjustment(1)	-
Balance as of December 31, 2022	$-

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

Assets measured at fair value on a nonrecurring basis

The Company measures equity investments without readily determinable fair values at fair value on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value and the excess is determined to be other-than-temporary. Refer to Note 5 for impairment charges recorded during the reporting periods presented herein. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

5.Equity-accounted investments and other long-term assets

Refer to Note 9 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022, for additional information regarding its equity-accounted investments and other long-term assets.

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of December 31, 2022, and June 30, 2022, was as follows:

	December 31,	June 30,
	2022	2022
Finbond Group Limited (“Finbond”)	28.4%	29.3%
Sandulela Technology (Pty) Ltd ("Sandulela")	49.0%	49.0%
Carbon Tech Limited (“Carbon”)	-%	25.0%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50.0%	50.0%

Finbond

As of December 31, 2022, the Company owned 238,518,312 shares in Finbond representing approximately 28.4% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on December 30, 2022, the last trading day of the month, was ZAR 0.49 per share. The market value, using the December 30, 2022, closing price, of the Company’s holding in Finbond on December 31, 2022, was ZAR 116.9 million ($6.9 million translated at exchange rates applicable as of December 31, 2022).

The Company sold 7,379,656 and 7,461,591 shares in Finbond for cash during the three and six months ended December 31, 2022, respectively, and recorded a loss of $0.112 million and $0.114 million, which is included in the caption net gain on disposal of equity-accounted investments in the Company’s unaudited condensed consolidated statements of operations.

The following table presents the calculation of the loss on disposal of Finbond shares during the three and six months ended December 31, 2022:

	Three months ended December 31,	Six months ended December 31,
	2022	2022
Loss on disposal of Finbond shares:
Consideration received in cash	$138	$141
Less: carrying value of Finbond shares sold	(157)	(160)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss	(97)	(99)
Add: release of stock-based compensation charge related to equity-accounted investment	4	4
Loss on sale of Finbond shares	$(112)	$(114)

The Company did not identify any impairment indicators as of December 31, 2022. The Company considered the combination of the ongoing losses incurred and reported by Finbond and its lower share price as impairment indicators as of September 30, 2022. The Company performed an impairment assessment of its holding in Finbond as of September 30, 2022. The Company recorded an impairment loss of $1.1 million during the six months ended December 31, 2022, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). There continues to be limited trading in Finbond shares on the JSE because a small number of shareholders own approximately 80% of its issued and outstanding shares between them. The Company calculated a fair value per share for Finbond by applying a liquidity discount of 25% to the September 30, 2022, Finbond closing price of ZAR 0.49. The Company increased the liquidity discount from 15% (used in the previous impairment assessment) to 25% (used in the September 30, 2022 assessment) as a result of the ongoing limited trading activity observed on the JSE.

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

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

The Company received $0.25 million on closing and the outstanding balance due by Etobicoke is expected to be paid as follows: (i) $0.25 million on September 30, 2023, which is included in the caption accounts receivable, net and other receivables in the Company’s unaudited condensed consolidated balance sheet as of December 31, 2022, and (ii) the remaining amount, of $0.75 million in March 2024, which is included in the caption other long-term assets, including reinsurance assets in the Company’s unaudited condensed consolidated balance sheet as of December 31, 2022. The Company has allocated the $0.25 million received to the sale of the equity interest and will allocate the funds received first to the sale of the equity interest and then to the loans.

The Company currently believes that the fair value of the Carbon shares provided as security is $0 (nil), which is in line with the carrying value as of June 30, 2022, and has created an allowance for doubtful loans receivable related to the $1.0 million due from Etobicoke. The Company did not incur any significant transaction costs. The Company has included the gain of $0.25 million related to the sale of the Carbon equity interest in the caption net gain on disposal of equity-accounted investments in the Company’s unaudited condensed consolidated statements of operations.

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

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the six months ended December 31, 2022:

	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2022	$5,760	$101	$5,861
Stock-based compensation	6	-	6
Comprehensive income:	(190)	32	(158)
Other comprehensive income	2,441	-	2,441
Equity accounted (loss) earnings	(2,631)	32	(2,599)
Share of net (loss) earnings	(1,521)	32	(1,489)
Impairment	(1,110)	-	(1,110)
Dividends received	-	(21)	(21)
Disposal of Finbond shares	(158)	-	(158)
Foreign currency adjustment(2)	(258)	(15)	(273)
Balance as of December 31, 2022	$5,160	$97	$5,257

Investment in loans:
Balance as of June 30, 2022	$-	$-	$-
Loans granted	-	112	112
Loans repaid	-	(112)	(112)
Foreign currency adjustment(2)	-	-	-
Balance as of December 31, 2022	$-	$-	$-
	Equity	Loans	Total
Carrying amount as of :
June 30, 2022	$5,861	$-	$5,861
December 31, 2022	$5,257	$-	$5,257

(1) Includes Carbon, Sandulela, and SmartSwitch Namibia;

(2) The foreign currency adjustment represents the effects of the fluctuations of the ZAR, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of December 31, 2022, and June 30, 2022:

	December 31,	June 30,
	2022	2022

Total equity investments	$76,297	$76,297
Investment in 5% of Cell C (June 30, 2022: 15%) at fair value (Note 4)	-	-
Investment in 10% of MobiKwik (June 30, 2022: 10%)(1)	76,297	76,297
Investment in 87.5% of CPS (June 30, 2022: 87.5%) at fair value(1)(2)	-	-
Long-term portion of amount due related to sale of loan to Carbon(3)	-	-
Policy holder assets under investment contracts (Note 7)	279	371
Reinsurance assets under insurance contracts (Note 7)	1,478	1,424
Total other long-term assets	$78,054	$78,092

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

Cell C - reduced effective percentage holding following recapitalization

On September 30, 2022, Cell C completed its recapitalization process which included the issuance of additional equity instruments by Cell C. The Company’s effective percentage holding in Cell C’s equity has reduced from 15% to 5% following the recapitalization.

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of December 31, 2022:

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

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of June 30, 2022:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$49,304	$-	$76,297
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$49,304	$-	$76,297

6.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2022:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2022	$175,476	$(12,819)	$162,657
Foreign currency adjustment (1)	(7,258)	302	(6,956)
Balance as of December 31, 2022	$168,218	$(12,517)	$155,701

(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar on the carrying value.

Refer to Note 17 for additional information regarding changes to the Company’s reportable segments during the six months ended December 31, 2022. Goodwill has been allocated to the Company’s reportable segments as follows:

	Consumer	Merchant	Carrying value
Balance as of June 30, 2022	$-	$162,657	$162,657
Foreign currency adjustment (1)	-	(6,956)	(6,956)
Balance as of December 31, 2022	$-	$155,701	$155,701

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar on the carrying value.

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of intangible assets as of December 31, 2022, and June 30, 2022:

	As of December 31, 2022			As of June 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$27,643	$(11,705)	$15,938	$26,937	$(9,140)	$17,797
Software, integrated platform and unpatented technology	122,421	(9,045)	113,376	127,785	(3,075)	124,710
FTS patent	2,251	(2,251)	-	2,352	(2,352)	-
Brands and trademarks	15,330	(2,457)	12,873	16,018	(1,823)	14,195
Total finite-lived intangible assets	$167,645	$(25,458)	$142,187	$173,092	$(16,390)	$156,702

Aggregate amortization expense on the finite-lived intangible assets for the three months ended December 31, 2022 and 2021, was approximately $3.9 million and $0.1 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the six months ended December 31, 2022 and 2021, was approximately $7.8 million and $0.1 million, respectively. Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on December 31, 2022, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2023 (six months ended June 30, 2023)	$7,915
Fiscal 2024	15,833
Fiscal 2025	15,833
Fiscal 2026	15,832
Fiscal 2027	15,772
Thereafter	71,002
Total future estimated annual amortization expense	$142,187

7.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the six months ended December 31, 2022:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2022	$1,424	$(1,955)
Increase in policy holder benefits under insurance contracts	551	(3,629)
Claims and decrease in policyholders’ benefits under insurance contracts	(438)	3,526
Foreign currency adjustment(3)	(59)	82
Balance as of December 31, 2022	$1,478	$(1,976)

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the six months ended December 31, 2022:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2022	$371	$(349)
Increase in policy holder benefits under investment contracts	10	(10)
Claims and decrease in policyholders’ benefits under investment contracts	(81)	81
Foreign currency adjustment (3)	(21)	16
Balance as of December 31, 2022	$279	$(262)

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

RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings

Long-term borrowings - Facility G and Facility H

On December 29, 2022, the Company, through Lesaka Technologies (Pty) Ltd, entered into an Amendment Agreement (the “Amendment Agreement”), with FirstRand Bank Limited, acting through its Rand Merchant Bank division (“RMB”), which amends its Senior Facility G Agreement and its Senior Facility H Agreement. Pursuant to the Amendment Agreement, the Senior Facility G Agreement was amended to (i) extend the final maturity date by approximately two years and eight months to December 31, 2025, (ii) delete the definitions of Trigger Event and Trigger Event Date and (iii) delete the clause (clause 12) regarding the operation of any trigger event. The Senior Facility H Agreement was amended to extend the final maturity date by approximately two years and eight months to December 31, 2025. Interest on Facility G and H is payable quarterly in arrears, however, RMB agreed to a delay in the payment of interest for the three months ended December 31, 2022, in order to support the Company’s liquidity position.

Available short-term facility - Facility E

As of December 31, 2022, the aggregate amount of the Company’s short-term South African overdraft facility with RMB was ZAR 1.4 billion ($82.3 million). As of December 31, 2022, the Company had utilized approximately ZAR 0.9 billion ($54.3 million) of this overdraft facility. This overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The interest rate on this facility is equal to the prime rate. The prime rate on December 31, 2022, was 10.50%, and increased to 10.75% on January 27, 2023, following an increase in the South African repo rate.

Connect Facilities, comprising long-term borrowings and a short-term facility

As of December 31, 2022, the Connect Facilities include (i) an overdraft facility (general banking facility) of ZAR 205.0 million (of which ZAR 180.0 million has been utilized); (ii) Facility A of ZAR 700.0 million; (iii) Facility B of ZAR 350.0 million (both fully utilized); and (iv) an asset-backed facility of ZAR 200.0 million (of which ZAR 117.6 million has been utilized).

K2020 facility, comprising long-term borrowings

The Company, through K2020 Connect (Pty) Limited (“K2020”), an indirect South African subsidiary, entered into a revolving credit facility agreement with RMB on February 15, 2021. The revolving credit facility was for an amount of ZAR 150.0 million and matured on August 12, 2022, and has been replaced with the facility described below. The facility continued to operate normally in agreement with K2020’s lender after maturity, while the parties concluded the legal agreements to significantly increase and extend the facility. Interest on the revolving credit facility was payable quarterly in arrears based on the prime rate in effect from time to time plus a margin. A commitment fee of 1.5% per annum was charged on the undrawn available facility amount.

On November 29, 2022, the Company, through its indirect South African subsidiary Cash Connect Capital (Pty) Limited (“CCC”), entered into a Revolving Credit Facility Agreement (the “Loan Document”) with RMB and other Company subsidiaries within the Connect Group of companies listed therein, as guarantors. The transaction closed on December 1, 2022.

The Loan Document contains customary covenants that require CCC and K2020 to collectively maintain a specified capital adequacy ratio, restrict the ability of the entities to make certain distributions with respect to their capital stock, encumber their assets, incur additional indebtedness, make investments, engage in certain business combinations and engage in other corporate activities.

Pursuant to the Loan Document, CCC may borrow up to an aggregate of ZAR 300.0 million (“Revolving Credit Facility”) for the sole purposes of funding CCC’s consumer lending business, providing a limited recourse loan to K2020, settling up to ZAR 35.0 million related to an intercompany loan to CCC’s direct parent, and paying the structuring and execution fee and legal costs. The Revolving Credit Facility replaces K2020’s existing lending arrangement and increases the borrowings available to facilitate further growth of the business.

Interest on the Revolving Credit Facility is payable on the last business day of each calendar month and is based on the South African prime rate in effect from time to time plus a margin of 0.95% per annum.

The Company paid a non-refundable structuring and execution fee of ZAR 1.7 million, or $0.1 million, including value added taxation, to the Lenders on closing.

8.Borrowings (continued)

South Africa (continued)

RMB facility, comprising indirect facilities

As of December 31, 2022, the aggregate amount of the Company’s short-term South African indirect credit facility with RMB was ZAR 135.0 million ($7.9 million), which includes facilities for guarantees, letters of credit and forward exchange contracts. As of December 31, 2022 and June 30, 2022, the Company had utilized approximately ZAR 33.1 million ($1.9 million) and ZAR 5.1 million ($0.3 million), respectively, of its indirect and derivative facilities of ZAR 135.0 million (June 30, 2022: ZAR 135.0 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

Nedbank facility, comprising short-term facilities

As of December 31, 2022, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 156.6 million ($9.2 million). The credit facility represents indirect and derivative facilities of up to ZAR 156.6 million ($9.2 million), which include guarantees, letters of credit and forward exchange contracts.

As of December 31, 2022 and June 30, 2022, the Company had utilized approximately ZAR 2.1 million ($0.1 million) and ZAR 92.1 million ($5.7 million), respectively, of its indirect and derivative facilities of ZAR 156.6 million (June 30, 2022: ZAR 156.6 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of December 31, 2022, and the movement in the Company’s short-term facilities from as of June 30, 2022 to as of December 31, 2022:

	RMB	RMB	RMB	Nedbank
	Facility E	Indirect	Connect	Facilities	Total
Short-term facilities available as of December 31, 2022	$82,251	$7,931	$12,044	$9,198	$111,424
Overdraft	-	-	12,044	-	12,044
Overdraft restricted as to use for ATM funding only	82,251	-	-	-	82,251
Indirect and derivative facilities	-	7,931	-	9,198	17,129

Movement in utilized overdraft facilities:
Restricted as to use for ATM funding only	51,338	-	-	-	51,338
No restrictions as to use	-	-	14,880	-	14,880
Balance as of June 30, 2022	51,338	-	14,880	-	66,218
Utilized	312,721	-	571	-	313,292
Repaid	(308,064)	-	(4,238)	-	(312,302)
Foreign currency adjustment(1)	(1,745)	-	(638)	-	(2,383)
Balance as of December 31, 2022	54,250	-	10,575	-	64,825
Restricted as to use for ATM funding only	54,250	-	-	-	54,250
No restrictions as to use	$-	$-	$10,575	$-	$10,575

Interest rate as of December 31, 2022 (%)(2)	10.50		10.40	-

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2022	$-	$313	$-	$5,654	$5,967
Guarantees cancelled	-	-	-	(5,218)	(5,218)
Utilized	-	1,623	-	-	1,623
Foreign currency adjustment(1)	-	9	-	(312)	(303)
Balance as of December 31, 2022	$-	$1,945	$-	$124	$2,069

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) Facility E interest set at prime and the Connect facility at prime less 0.10%.

8.Borrowings (continued)

Movement in long-term borrowings

Summarized below is the movement in the Company’s long-term borrowing from as of as of June 30, 2022 to as of December 31, 2022:

	Facilities
	G & H	A&B	K2020	Asset backed	Total
Included in current	$-	$4,604	$-	$2,200	$6,804
Included in long-term	63,354	59,868	8,346	3,274	134,842
Opening balance as of June 30, 2022	63,354	64,472	8,346	5,474	141,646
Facilities utilized	-	-	7,377	2,765	10,142
Facilities repaid	-	(2,151)	-	(1,117)	(3,268)
Non-refundable fees paid	-	-	(100)	-	(100)
Non-refundable fees amortized	393	31	20	-	444
Foreign currency adjustment(1)	(2,713)	(2,818)	(257)	(211)	(5,999)
Closing balance as of December 31, 2022	61,034	59,534	15,386	6,911	142,865
Included in current	-	4,406	-	3,019	7,425
Included in long-term	61,034	55,128	15,386	3,892	135,440
Unamortized fees	(535)	(276)	(97)	-	(908)
Due within 2 years	-	5,141	15,483	2,464	23,088
Due within 3 years	61,569	6,609	-	1,360	69,538
Due within 4 years	-	5,876	-	68	5,944
Due within 5 years	$-	$37,778	$-	$-	$37,778

Interest rates as of December 31, 2022 (%):	9.3 - 10.3	11.01	11.45	11.25
Base rate (%)	7.26	7.26	10.50	10.50
Margin (%)	Varies	3.75	0.95	0.75
Footnote number	(2)(3)	(4)	(5)	(6)

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

(4) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin, of 3.75%, in effect from time to time.

(5) Interest is charged at prime plus 1.25% per annum on the utilized balance.

(6) Interest is charged at prime plus 1.00% per annum on the utilized balance.

Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense on the condensed consolidated statement of operations during the three and six months ended December 31, 2022, was $3.0 million and $5.7 million, respectively. There was no interest expense incurred during the three and six months ended December 31, 2021. Prepaid facility fees amortized included in interest expense during the three and six months ended December 31, 2022, were $0.2 million and $0.4 million, respectively. There was no prepaid facility fee amortization during the three and six months ended December 31, 2021. Interest expense incurred under the Company’s K2020 and CCC facilities relates to borrowings utilized to fund a portion of the Company’s merchant finance loans receivable and this interest expense of $0.3 million and $0.5 million, respectively, is included in the caption cost of goods sold, IT processing, servicing and support on the condensed consolidated statement of operations for the three and six months ended December 31, 2022.

9.Other payables

Summarized below is the breakdown of other payables as of December 31, 2022, and June 30, 2022:

	December 31,	June 30,
	2022	2022
Accruals	$8,898	$9,948
Provisions	4,479	7,365
Value-added tax payable	840	845
Payroll-related payables	1,179	1,306
Participating merchants' settlement obligation	108	114
Vendor consideration due to sellers of Connect	-	1,459
Other	14,847	13,325
	$30,351	$34,362

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

10.Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the six months ended December 31, 2022 and 2021, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested as of December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021

Number of shares, net of treasury:
Statement of changes in equity	63,751,337	57,657,172
Non-vested equity shares that have not vested as of end of period	3,289,920	1,010,612
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	60,461,417	56,646,560

11.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended December 31, 2022:

	Three months ended
	December 31, 2022
	Accumulated foreign currency translation reserve	Total
Balance as of October 1, 2022	$(188,490)	$(188,490)
Release of foreign currency translation reserve related to the disposal of Finbond equity securities (Note 5)	97	97
Movement in foreign currency translation reserve	12,155	12,155
Balance as of December 31, 2022	$(176,238)	$(176,238)

11.Accumulated other comprehensive loss (continued)

The table below presents the change in accumulated other comprehensive loss per component during the three months ended December 31, 2021:

	Three months ended
	December 31, 2021
	Accumulated foreign currency translation reserve	Total
Balance as of October 1, 2021	$(152,278)	$(152,278)
Movement in foreign currency translation reserve	(5,601)	(5,601)
Balance as of December 31, 2021	$(157,879)	$(157,879)

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2022:

	Six months ended
	December 31, 2022
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2022	$(168,840)	$(168,840)
Release of foreign currency translation reserve related to disposal of Finbond equity securities (Note 5)	99	99
Movement in foreign currency translation reserve related to equity-accounted investment	2,441	2,441
Movement in foreign currency translation reserve	(9,938)	(9,938)
Balance as of December 31, 2022	$(176,238)	$(176,238)

The table below presents the change in accumulated other comprehensive loss per component during the six months ended December 31, 2021:

a		Six months ended
		December 31, 2021
		Accumulated foreign currency translation reserve	Total
	Balance as of July 1, 2021	$(145,721)	$(145,721)
	Movement in foreign currency translation reserve related to equity-accounted investment	(644)	(644)
	Movement in foreign currency translation reserve	(11,514)	(11,514)
	Balance as of December 31, 2021	$(157,879)	$(157,879)

During the three and six months ended December 31, 2022, the Company reclassified $0.1 million and $0.1 million, respectively, from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond (refer to Note 5). There were no reclassifications from accumulated other comprehensive loss to net (loss) income during the three and six months ended December 31, 2021.

12.Stock-based compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”) and the vesting terms of certain stock-based awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022.

On September 7, 2022, the Company’s Board further amended and restated the Company’s 2015 Plan, and on November 16, 2022, the Company’s shareholders approved the Amended and Restated 2022 Stock Incentive Plan (“2022 Plan”). Amendments included: (1) increasing the number of shares available for issuance by 2,500,000; (2) extending the term of the plan to September 7, 2032; (3) addressed the treatment of equity awards upon a change in control; (4) clarified that all equity awards will generally have a vesting period of at least one year; (5) included an explicit prohibition on the payment of dividends and dividend equivalents on unvested full value awards; (6) clarified and updated repricing restrictions; (7) included mandatory application of our clawback policy to equity awards under the 2022 Plan; and (8) removed deadwood provisions related to the “performance based compensation” exemption under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the six months ended December 31, 2022 and 2021:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2022	926,225	4.14	6.60	1,249	1.60
Exercised	(109,826)	3.04	-	126	-
Outstanding - December 31, 2022	816,399	4.29	5.94	689	1.64

Outstanding - June 30, 2021	1,294,832	3.93	7.68	1,624	1.45
Exercised	(242,853)	3.05	-	457	-
Forfeited	(85,000)	3.48			1.34
Outstanding - December 31, 2021	966,979	4.19	6.76	1,056	1.53

No stock options were awarded during the three and six months ended December 31, 2022 and 2021. No stock options were forfeited during the three and six months ended December 31, 2022, and during the three months ended December 31, 2021. Employees forfeited 85,000 stock options during the six months ended December 31, 2021.

During the three and six months ended December 31, 2022, the Company received approximately $0.3 million and $0.3 million from the exercise of 107,826 and 109,826 stock options, respectively. During each of the three and six months ended December 31, 2021, the Company received approximately $0.7 million from the exercise of 242,853 stock options.

The following table presents stock options vested and expected to vest as of December 31, 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - December 31, 2022	816,399	4.29	5.94	689

These options have an exercise price range of $3.01 to $11.23.

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options that are exercisable as of December 31, 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - December 31, 2022	563,163	4.42	4.83	173

During the three months ended December 31, 2022 and 2021, respectively, 217,316 and 145,015 stock options became exercisable. During the six months ended December 31, 2022 and 2021, respectively, 292,316 and 376,348 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the six months ended December 31, 2022 and 2021:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2022	2,385,267	11,879
Total granted	1,050,347	4,230
Granted – July 2022	32,582	172
Granted – August 2022	179,498	995
Granted – November 2022	150,000	605
Granted – December 2022	430,399	1,862
Granted – December 2022, with performance conditions	257,868	596
Total vested	(145,694)	689
Vested – July 2022	(78,801)	410
Vested – November 2022	(59,833)	250
Vested – December 2022	(7,060)	29
Total granted and vested - December 2022	-	-
Granted - December 2022	300,000	1,365
Vested - December 2022	(300,000)	1,365
Non-vested – December 31, 2022	3,289,920	15,232

Non-vested – June 30, 2021	384,560	1,123
Total Granted	656,052	3,190
Granted – July 2021	234,608	963
Granted – August 2021	44,986	192
Granted – November and December 2021	326,158	1,766
Granted – December 2021	50,300	269
Total granted and vested - November and December 2021	-	-
Granted - November and December 2021	71,647	393
Vested - November and December 2021	(71,647)	393
Non-vested – December 31, 2021	1,010,612	4,629

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Grants

In July 2022 and December 2022, the Company awarded 32,582 and ,430399 shares of restricted stock, respectively, to employees and an executive officer which have time -based vesting conditions. In December 2022, the Company awarded 257,868 shares of restricted stock to executive officers which contained time and performance-based (market conditions related to share price performance) vesting conditions. The Company also agreed to match, on a one-for-one basis, (1) an employee’s purchase of up to $1.0 million worth of the Company’s shares of common stock in open market purchases, and in August 2022, the Company granted 179,498 shares of restricted stock to the employee, and (2) another employee’s purchase of up to 150,000 shares of the Company’s common stock, and in November 2022, the Company granted 150,000 shares of restricted stock to the employee. These shares of restricted stock contain time-based vesting conditions. The Company awarded 300,000 shares to an executive officer on December 31, 2022, which vested on the date of the award.

The 257,868 shares of restricted stock awarded to executive officers are subject to a time-based vesting condition and a market condition and vest in full only on the date, if any, that the following conditions are satisfied: (1) a compounded annual 10% appreciation in the Company’s stock price off a base price of $4.94 over the measurement period commencing on December 1, 2022 through December 1, 2025, and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The Company’s closing price on December 1, 2022, was $4.08.

The appreciation levels (times and price) and vesting percentages as of each period ended are as follows:

• Prior to the first anniversary of the grant date: 0%;

• Fiscal 2024, stock price as of December 1, 2023 is 1.1 times higher (i.e. $5.43 or higher) than $4.94: 33%;

• Fiscal 2025, stock price as of December 1, 2024 is 1.21 times higher (i.e. $5.97 or higher) than $4.94: 67%;

• Fiscal 2026, stock price as of December 1, 2025 is 1.331 times higher (i.e. $6.57) than $4.94:100%.

The fair value of these shares of restricted stock was calculated using a Monte Carlo simulation.

In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. In its calculation of the fair value of the restricted stock, the Company used an equally weighted volatility of 50.1% for the closing price (of $4.08), a discounting based on U.S. dollar overnight indexed swap rates for the grant date, and no future dividends. The equally weighted volatility was extracted from the time series for closing prices as the standard deviation of log prices for the three years preceding the grant date.

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

Upon joining the Company, each of Messrs. Chris G.B. Meyer and Lincoln C. Mali, were entitled to receive an award of shares of restricted stock which were subject to them purchasing an agreed value of shares (“matching awards”) in the market during a prescribed period of time. The executives acquired shares during November and December 2021, and the Company granted the executives 326,158 matching awards and 71,647 top up awards. The shares vest ratably over three years on the applicable vesting date based on the anniversary of each executive’s date of joining the Company.

As fully described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022, the Company granted a further 12,962 and 32,405 shares to an advisor during the three and six months ended December 31, 2022, respectively, which were ineligible for transfer until the earlier of December 31, 2022, or the occurrence of the agreed event.

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Vesting

In July 2022, 78,801 shares of restricted stock granted to Mr. Meyer vested and he elected for 35,460 shares to be withheld to satisfy the withholding tax liability on the vesting of these shares. In November and December 2022, an aggregate of 66,893 shares of restricted stock granted to employees vested and they elected for 30,102 shares to be withheld to satisfy the withholding tax liability on the vesting of these shares. These 65,562 (35,460 plus 30,102) shares have been included in our treasury shares.

Except as discussed above, no shares of restricted stock vested during the three months ended December 31, 2021. During the three and six months ended December 31, 2021, 30,000 shares of restricted stock were forfeited by an executive officer as the market condition (related to share price performance) was not achieved.

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge, net during the three months ended December 31, 2022 and 2021, of $2.9 million and $0.8 million, respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended December 31, 2022
Stock-based compensation charge	$2,849	$-	$2,849
Total - three months ended December 31, 2022	$2,849	$-	$2,849

Three months ended December 31, 2021
Stock-based compensation charge	$788	$-	$788
Total - three months ended December 31, 2021	$788	$-	$788

The Company recorded a stock-based compensation charge, net during the six months ended December 31, 2022 and 2021, of $4.3 million and $1.1 million respectively, which comprised:

a		Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
	Six months ended December 31, 2022
	Stock-based compensation charge	$4,311	$-	$4,311
	Reversal of stock compensation charge related to stock options forfeited	-	-	-
	Total - six months ended December 31, 2022	$4,311	$-	$4,311

	Six months ended December 31, 2021
	Stock-based compensation charge	$1,132	$-	$1,132
	Reversal of stock compensation charge related to stock options and restricted stock forfeited	(35)	-	(35)
	Total - six months ended December 31, 2021	$1,097	$-	$1,097

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

12.Stock-based compensation (continued)

As of December 31, 2022, the total unrecognized compensation cost related to stock options was approximately $0.3 million, which the Company expects to recognize over approximately two years. As of December 31, 2022, the total unrecognized compensation cost related to restricted stock awards was approximately $11.5 million, which the Company expects to recognize over approximately three years.

As of December 31, 2022, and June 30, 2022, respectively, the Company recorded a deferred tax asset of approximately $0.5 million and $0.3 million, related to the stock-based compensation charge recognized related to employees of Lesaka. As of December 31, 2022, and June 30, 2022, respectively, the Company recorded a valuation allowance of approximately $0.5 million and $0.3 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

13.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the six months ended December 31, 2022 and 2021. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the six months ended December 31, 2022 and 2021, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted (loss) earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted (loss) earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights. The Company has excluded employee stock options to purchase 76,572 and 143,551 shares of common stock from the calculation of diluted loss per share during the six months ended December 31, 2022, because the effect would be antidilutive.

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

13.(Loss) Earnings per share (continued)

The following table presents net loss attributable to Lesaka and the share data used in the basic and diluted loss per share computations using the two-class method:

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net loss attributable to Lesaka	$(6,649)	$(12,406)	$(17,345)	$(25,400)
Undistributed loss	(6,649)	(12,406)	(17,345)	(25,400)
Percent allocated to common shareholders
(Calculation 1)	96%	99%	96%	99%
Numerator for loss per share: basic and diluted	$(6,377)	$(12,234)	$(16,668)	$(25,080)

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	60,194	56,413	60,058	56,373
Effect of dilutive securities:
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	60,194	56,413	60,058	56,373

Loss per share:
Basic	$(0.11)	$(0.22)	$(0.28)	$(0.44)
Diluted	$(0.11)	$(0.22)	$(0.28)	$(0.44)

(Calculation 1)
Basic weighted-average common shares outstanding (A)	60,194	56,413	60,058	56,373
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	62,763	57,204	62,498	57,093
Percent allocated to common shareholders
(A) / (B)	96%	99%	96%	99%

Options to purchase 324,619 shares of the Company’s common stock at prices ranging from $4.87 to $11.23 per share were outstanding during the three and six months ended December 31, 2022, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 270,832 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three and six months ended December 31, 2021, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through February 3, 2032, were still outstanding as of December 31, 2022.

14.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and six months ended December 31, 2022 and 2021:

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021

Cash received from interest	$386	$306	$795	$688
Cash paid for interest	$2,952	$876	$6,963	$1,680
Cash paid for income taxes	$2,382	$279	$3,059	$290

14.Supplemental cash flow information (continued)

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company’s unaudited condensed consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company’s debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Cash, cash equivalents and restricted cash also includes cash in certain bank accounts that has been ceded to Nedbank. As this cash has been pledged and ceded it may not be drawn and is considered restricted as to use and therefore is classified as restricted cash as well. Refer to Note 8 for additional information regarding the Company’s facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of December 31, 2022 and 2021, and June 30, 2022:

	December 31, 2022	December 31, 2021	June 30, 2022
Cash and cash equivalents	$42,402	$182,356	$43,940
Restricted cash	54,374	57,788	60,860
Cash, cash equivalents and restricted cash	$96,776	$240,144	$104,800

Leases

The following table presents supplemental cash flow disclosure related to leases for the three and six months ended December 31, 2022 and 2021:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$756	$838	$1,561	$1,763

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$389	$514	$450	$1,018

15.Revenue recognition

Disaggregation of revenue

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to reportable segments for the three months ended December 31, 2022:

	Consumer	Merchant	Total
Processing fees	$6,723	$28,283	$35,006
South Africa	6,723	26,907	33,630
Rest of world	-	1,376	1,376
Technology products	249	7,838	8,087
South Africa	249	7,787	8,036
Rest of world	-	51	51
Telecom products and services	6	81,812	81,818
South Africa	6	77,523	77,529
Rest of world	-	4,289	4,289
Lending revenue	4,569	-	4,569
Interest from customers	-	1,476	1,476
Insurance revenue	2,353	-	2,353
Account holder fees	1,410	-	1,410
Other	124	1,225	1,349
South Africa	124	1,177	1,301
Rest of world	-	48	48
Total revenue, derived from the following geographic locations	15,434	120,634	136,068
South Africa	15,434	114,870	130,304
Rest of world	$-	$5,764	$5,764

15.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to reportable segments for the three months ended December 31, 2021:

	Consumer	Merchant	Total
Processing fees	$7,801	$8,885	$16,686
South Africa	7,801	8,489	16,290
Rest of world	-	396	396
Technology products	80	3,021	3,101
Telecom products and services	-	2,030	2,030
Lending revenue	5,181	-	5,181
Insurance revenue	2,034	-	2,034
Account holder fees	1,378	-	1,378
Other	165	539	704
Total revenue, derived from the following geographic locations	16,639	14,475	31,114
South Africa	16,639	14,079	30,718
Rest of world	$-	$396	$396

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to reportable segments for the six months ended December 31, 2022:

	Consumer	Merchant	Total
Processing fees	$13,258	$55,580	$68,838
South Africa	13,258	52,935	66,193
Rest of world	-	2,645	2,645
Technology products	286	11,735	12,021
South Africa	286	11,617	11,903
Rest of world	-	118	118
Telecom products and services	6	157,932	157,938
South Africa	6	149,552	149,558
Rest of world	-	8,380	8,380
Lending revenue	9,280	-	9,280
Interest from customers	-	2,699	2,699
Insurance revenue	4,534	-	4,534
Account holder fees	2,821	-	2,821
Other	253	2,470	2,723
South Africa	253	2,378	2,631
Rest of world	-	92	92
Total revenue, derived from the following geographic locations	30,438	230,416	260,854
South Africa	30,438	219,181	249,619
Rest of world	$-	$11,235	$11,235

15.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to reportable segments for the nine months ended December 31, 2021:

	Consumer	Merchant	Total
Processing fees	$15,460	$17,320	$32,780
South Africa	15,460	16,497	31,957
Rest of world	-	823	823
Technology products	212	7,974	8,186
Telecom products and services	-	4,307	4,307
Lending revenue	10,557	-	10,557
Insurance revenue	4,227	-	4,227
Account holder fees	2,821	-	2,821
Other	526	2,214	2,740
Total revenue, derived from the following geographic locations	33,803	31,815	65,618
South Africa	33,803	30,992	64,795
Rest of world	$-	$823	$823

16.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during each of the three months ended December 31, 2022 and 2021 was $0.8 million, respectively. The Company’s operating lease expense during the six months ended December 31, 2022 and 2021 was $1.6 million and $1.8 million, respectively. The Company does not have any significant leases that have not commenced as of December 31, 2022.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations, to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended December 31, 2022 and 2021, was $ 0.9 million and $ 1.3 million, respectively. The Company’s short-term lease expense during the six months ended December 31, 2022 and 2021, was $ 2.0 million and $ 2.6 million, respectively.

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Right of use assets obtained in exchange for lease obligations:
Weighted average remaining lease term (years)	2.77	2.14
Weighted average discount rate (percent)	9.3	9.3

The maturities of the Company’s operating lease liabilities as of December 31, 2022, are presented below:

Maturities of operating lease liabilities
Year ended June 30,
2023 (excluding six months to December 31, 2022)	$1,428
2024	2,058
2025	1,207
2026	944
2027	961
Thereafter	849
Total undiscounted operating lease liabilities	7,447
Less imputed interest	1,253
Total operating lease liabilities, included in	6,194
Operating lease liability - current	2,078
Operating lease liability - long-term	$4,116

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

Reallocation of certain activities in Other to Merchant

During the second quarter of fiscal 2023, certain processing activities performed outside South Africa which were within our Other operating segment commenced reporting to management within our Merchant operating segment as part of the integration of Connect. The Company has allocated these operations from its Other reporting segment to Merchant in its reportable segments during the second quarter of fiscal 2023. Previously reported information has been restated.

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended December 31, 2022 and 2021, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Consumer	$15,434	$-	$15,434
Merchant	120,634	-	120,634
Total for the three months ended December 31, 2022	$136,068	$-	$136,068

Consumer	$16,639	$-	$16,639
Merchant	14,475	-	14,475
Total for the three months ended December 31, 2021	$31,114	$-	$31,114

The reconciliation of the reportable segment’s revenue to revenue from external customers for the six months ended December 31, 2022 and 2021, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Consumer	$30,438	$-	$30,438
Merchant	230,416	-	230,416
Total for the six months ended December 31, 2022	$260,854	$-	$260,854

Consumer	$33,803	$-	$33,803
Merchant	31,815	-	31,815
Total for the six months ended December 31, 2021	$65,618	$-	$65,618

The Company evaluates segment performance based on segment earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”). The Company does not allocate once-off items, stock-based compensation charges, certain lease charges (“Lease adjustments”), depreciation and amortization, impairment of goodwill or other intangible assets, other items (including gains or losses on disposal of investments, fair value adjustments to equity securities, fair value adjustments to currency options), interest income, interest expense, income tax expense or loss from equity-accounted investments to its reportable segments. Group costs generally include: employee related costs in relation to employees specifically hired for group roles and related directly to managing the US-listed entity; expenditures related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; legal fees; group and US-listed related audit fees; and directors and officer’s insurance premiums. Once-off items represents non-recurring expense items, including costs related to acquisitions and transactions consummated or ultimately not pursued. The Lease adjustments reflect lease charges and the Stock-based compensation adjustments reflect stock-based compensation expense and are both excluded from the calculation of Segment Adjusted EBITDA and are therefore reported as reconciling items to reconcile the reportable segments’ Segment Adjusted EBITDA to the Company’s loss before income tax expense.

17.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segments measure of profit or loss to loss before income taxes for the three and six months ended December 31, 2022 and 2021, is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Reportable segments measure of profit or loss	$9,698	$(3,362)	$16,197	$(10,643)
Operating loss: Group costs	(2,256)	(2,076)	(4,556)	(3,649)
Once-off items	(119)	(1,642)	(717)	(1,885)
Lease adjustments	(747)	(833)	(1,559)	(1,757)
Stock-based compensation charge adjustments	(2,849)	(788)	(4,311)	(1,097)
Depreciation and amortization	(5,919)	(726)	(11,917)	(1,621)
Unrealized loss related to fair value adjustment to currency options	-	(2,429)	-	(2,429)
Loss (Gain) on disposal of equity-accounted investment	(112)	-	136	-
Interest income	389	313	800	702
Interest expense	(4,388)	(765)	(8,424)	(1,581)
Loss before income taxes	$(6,303)	$(12,308)	$(14,351)	$(23,960)

17.Operating segments (continued)

Operating segments (continued)

The following tables summarize supplemental segment information for the three and six months ended December 31, 2022 and 2021:

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues
Consumer	$15,434	$16,639	$30,438	$33,803
Merchant	120,634	14,475	230,416	31,815
Total	136,068	31,114	260,854	65,618

Segment Adjusted EBITDA
Consumer	578	(4,366)	(816)	(13,722)
Merchant	9,120	1,004	17,013	3,079
Total Segment Adjusted EBITDA	9,698	(3,362)	16,197	(10,643)

Depreciation and amortization
Consumer	278	499	523	1,151
Merchant	1,823	211	3,624	436
Subtotal: Operating segments	2,101	710	4,147	1,587
Group costs	3,818	16	7,770	34
Total	5,919	726	11,917	1,621

Expenditures for long-lived assets
Consumer	340	168	968	810
Merchant	3,652	21	7,525	77
Subtotal: Operating segments	3,992	189	8,493	887
Group costs	-	-	-	-
Total	$3,992	$189	$8,493	$887

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

The South African corporate income tax rate was expected to reduce from 28% to 27% from July 1, 2022. The change in the income tax rate has not been enacted as of December 31, 2022, and accordingly all deferred taxes assets and liabilities related to the Company’s South African operations are still recorded using the enacted corporate income tax rate of 28%.

18.Income tax (continued)

Income tax in interim periods (continued)

For the three and six months ended December 31, 2022, the Company’s effective tax rate was impacted by the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

For the three and six months ended December 31, 2021, the Company’s effective tax rate was impacted by the tax effect of the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities (including the unrealized loss on the foreign currency options (refer to Note 4)).

Uncertain tax positions

The Company had no significant uncertain tax positions during the three and six months ended December 31, 2022, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet. The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of December 31, 2022, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2018. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

19.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by South African banks. The Company is required to procure these guarantees for these third parties to operate its business

RMB has issued guarantees to these third parties amounting to ZAR 33.1 million ($1.9 million, translated at exchange rates applicable as of December 31, 2022) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 3.42% per annum to 3.44% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

Nedbank has issued guarantees to these third parties amounting to ZAR 2.1 million ($0.1 million, translated at exchange rates applicable as of December 31, 2022) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.82% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of December 31, 2022. The maximum potential amount that the Company could pay under these guarantees is ZAR 35.2 million ($2.1 million, translated at exchange rates applicable as of December 31, 2022). As discussed in Note 8, the Company has ceded and pledged certain bank accounts to Nedbank as security for the guarantees issued by them with an aggregate value of ZAR 3.0 million ($0.2 million, translated at exchange rates applicable as of December 31, 2022). The guarantees have reduced the amount available under its indirect and derivative facilities in the Company’s short-term credit facilities described in Note 8.

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

Recent Developments

This quarter represents a significant milestone for Lesaka. We made significant progress in our turnaround strategy, a process that commenced in earnest at the beginning of fiscal 2022. This quarter demonstrates successful execution against a carefully considered transformation strategy.

Key highlights in the second quarter of fiscal 2023 include:

• outperformance of the Merchant business ahead of our expectations and guidance reported, delivering a segment adjusted EBITDA of ZAR 160 million for the period;

• turn around in the Consumer business, returning it to profitability with segment adjusted EBITDA of ZAR10 million in the second quarter of fiscal 2023, compared to a ZAR 67 million loss in the second quarter of fiscal 2022; and

• the group achieving adjusted EBITDA of ZAR 130 million, exceeding the upper end of our guidance of ZAR 123 million for the second quarter of fiscal 2023, compared with an adjusted EBITDA loss of ZAR 84 million in the second quarter of fiscal 2022.

Merchant business outperformance

Our Merchant business has been transformed by the successful conclusion of the Connect acquisition.

The Merchant business has shown strong growth across all the products but particularly in its card acquiring and credit businesses, in particular Capital Connect and Kazang Pay advance. The integration of the Connect Group continues to create new opportunities within our micro small and medium enterprises (“MSME”) offering and is a business that is supported by growth drivers and secular trends underpinning financial inclusion, cash management and digitization for MSME’s.

Our Merchant offering continues to grow:

• In the Value-Added-Service (“VAS”) and supplier payments business, Kazang and EasyPay have seen strong adoption by MSME’s in the informal sector, with a 47% year-on-year growth in the number of devices deployed. We had approximately 64,400 POS devices in field as of December 31, 2022, compared to approximately 57,000 as of September 30, 2022, and approximately 44,000 POS devices a year ago;

• Our automated cash management and payments business, Cash Connect, effectively puts the “bank” in approximately 4,300 merchants’ stores (compared to approximately 3,900 merchants’ stores a year ago). Cash Connect is a provider of robust cash vaults in the formal sector, and is expanding rapidly in the informal sector. This has provided significant operational and risk benefits for our informal merchant customer base;

• In the card acquiring business, card-enabled POS devices increased to approximately 34,500 as of December 31, 2022, compared to approximately 17,100 a year ago, and approximately 27,800 as of September 30, 2022. Kazang Pay, which is our card acquiring offering to the informal sector, has been the primary driver of this growth in devices deployed, where we are seeing rapid adoption of card payments in the informal sector. As a result, our card acquiring business has recorded in excess of 100% growth in devices deployed compared to a year ago; and

• We provide merchants quick access to credit through Capital Connect. We continue to see strong demand for this credit offering, disbursed over ZAR 262 million during the quarter, compared to ZAR 154 million in the comparable period ended December 2021.

Consumer business achieves profitability and is well positioned for growth

We have achieved our goal of returning our Consumer segment to profitability at a segment adjusted EBITDA level. Over the past four quarters, we have consistently referenced the three levers underpinning our strategy of returning the consumer business to profitability – cost optimization, increasing average revenue per user (“ARPU”) through cross-selling and growing active EPE account numbers.

This result achieved was primarily through the first two levers. The first is cost savings through the optimization of our distribution network, including the rationalization of infrastructure, rebalancing and investing in our staff complement, as well as improving processes around client onboarding and service.

The progress on our three key initiatives to drive the turnaround is as follows:

• Progress on cost optimization

o Improved profitability in the Consumer business was predominantly driven by realized cost savings following the implementation of our Project Spring initiative just less than a year ago. Under this initiative we decommissioned approximately 800 underperforming ATMs and sold 400 mobile ATMs, leaving us with approximately 800 operating ATMs. Our ATM optimization program has been assisted by the retailer partnership strategy we implemented, which has resulted in a placement of more ATMs out of our branches infrastructure and into retailers. This has produced greater foot traffic, reduced security costs and extended operating hours of our ATMs. We've also deployed almost 40 through-the-wall ATMs. These ATMs are optimally positioned within the retailer stores or shopping malls resulting in longer operating hours and higher consumer utilization. Despite the reduction in overall number of ATMs within our estate, we have experienced an increase in the number of transactions per ATM. Additionally, we have also closed over 100 unprofitable retail branches and sold 200 vehicles.

• Driving customer acquisition

○ Our total active EasyPay Everywhere (“EPE”) transactional account base stood at approximately 1.3 million at the end of December 31, 2022, of which just over 1.1 million (or approximately 85%) are permanent grant recipients. For the first time we are separately reporting the temporary SRD customer base. This is because we offer a more limited service to our SRD grant recipient customer base. As at the end of December 2022, we increased our permanent grant account base by 4% on a net basis compared to a year ago. The net growth of our permanent grant recipient base has been slower than anticipated as we continue to transition the business into a sales driven, customer-centric, financial services provider.

○ Our priority is to grow our permanent grant recipient customer base, where we can build deeper relationships by offering other products such as insurance and lending. We do not offer the same breadth of service to the SRD grant base due to the more temporary nature of the grant.

○ We continue to focus our efforts in the Consumer business on implementing initiatives to improve account activation and utilization.

• Progress on cross selling

EasyPay loans (previously referred to as Moneyline)

o We issued approximately 225,000 loans in the quarter compared to approximately 198,000 in the previous quarter (first quarter of fiscal 2023) evidencing improved loan conversion rates following the implementation of more targeted loan campaigns during the quarter. The portfolio loss ratio, calculated as the loans written off during the period as a percentage of the total loan book, remains encouragingly low at around 1.00% for the quarter (i.e., approximately 4% per annum).

EasyPay insurance (previously referred to as SmartLife)

o Our insurance product sales continue to grow and provides an important growth opportunity for our cross-selling strategy, with penetration higher, now around 27%, of the active permanent grant account base as of December 31, 2022. Over 29,000 new standalone policies were initiated during the second quarter of fiscal 2023, growing the total number of active policies to approximately 294,000.

ARPU for our permanent client base has increased to ZAR 75 for the second quarter of fiscal 2023 from ZAR 71 in the first quarter of fiscal 2023.

Strengthening our relationships with key stakeholders

We continue to build our relationship with the South African Social Security Agency (“SASSA”) through proactive engagement at a local, provincial and national level.

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

Impact of loadshedding

The trading environment remains challenging with increased loadshedding in the past few months. This adversely impacts our customers on a daily basis, especially in our Merchant business, where they lose valuable trading hours if they do not have access to alternative power supplies and back-up facilities to process electronic payments and value-added services. Our teams have delivered excellent growth in the merchant business despite these challenges.

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

Recent accounting pronouncements not yet adopted as of December 31, 2022

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2022, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2022	2021	2022	2021	2022
ZAR : $ average exchange rate	17.6279	15.4320	17.3240	15.0283	15.2154
Highest ZAR : $ rate during period	18.3617	16.2968	18.3617	16.2968	16.2968
Lowest ZAR : $ rate during period	16.9840	14.4684	16.2035	14.1630	14.1630
Rate at end of period	17.0212	15.9306	17.0212	15.9306	16.2903

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2022 and 2021, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Six months ended		Year ended
Table 2	December 31,		December 31,		June 30,
	2022	2021	2022	2021	2022
Income and expense items: $1 = ZAR	17.5160	15.3800	17.2482	14.9748	15.1978
Balance sheet items: $1 = ZAR	17.0212	15.9306	17.0212	15.9306	16.2903

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

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 17 to those statements. Our chief operating decision maker is our Group Chief Executive Officer and he evaluates segment performance based on segment earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”). We do not allocate once-off items (as defined below), stock-based compensation charges, depreciation and amortization, impairment of goodwill or other intangible assets, certain lease charges (“Lease adjustments”), other items (including gains or losses on disposal of investments, fair value adjustments to equity securities, fair value adjustments to currency options), interest income, interest expense, income tax expense or loss from equity-accounted investments to our reportable segments. Once-off items represents non-recurring expense items, including costs related to acquisitions and transactions consummated or ultimately not pursued. The Lease adjustments reflect lease charges and the Stock-based compensation adjustments reflect stock-based compensation expense and are both excluded from the calculation of Segment Adjusted EBITDA and are therefore reported as reconciling items to reconcile the reportable segments’ Segment Adjusted EBITDA to our loss before income tax expense.

Group Adjusted EBITDA represents Segment Adjusted EBITDA after deducting group costs. Unless otherwise stated, reference to EBITDA in the discussion below refers to Segment Adjusted EBITDA.

Fiscal 2023 includes Connect for the entire quarter and first half of fiscal 2023, and this business is not included in the results for fiscal 2022.

We analyze our business and operations in terms of two inter-related but independent operating segments: (1) Consumer and (2) Merchant. In addition, corporate activities that are impracticable to allocate directly to the operating segments, as well as any inter-segment eliminations, are included in Group costs. Inter-segment revenue eliminations are included in Corporate/ Eliminations.

Second quarter of fiscal 2023 compared to second quarter of fiscal 2022

The following factors had a significant impact on our results of operations during the second quarter of fiscal 2023 as compared with the same period in the prior year:

• Higher revenue: Our revenues increased 398% in ZAR, primarily due to the contribution from Connect, higher ad hoc hardware sales revenue, and an increase in account fees and insurance revenues;

• Lower operating losses: Operating losses decreased, delivering an improvement of 74% in ZAR compared with the prior period primarily due to the contribution from Connect, strong hardware sales and the implementation of various cost reduction initiatives in our Consumer business, which was partially offset by an increase in acquisition related intangible asset amortization;

• Higher net interest charge: The net interest charge increased to ZAR 70.0 million from ZAR 7.0 million due to the additional borrowings incurred in order to fund the acquisition of Connect as well as the debt acquired within the Connect business itself; and

• Foreign exchange movements: The U.S. dollar was 14% stronger against the ZAR during the second quarter of fiscal 2023 compared to the prior period, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In United States Dollars
	Three months ended December 31,
	2022	2021
	$ ’000	$ ’000	change
Revenue	136,068	31,114	337%
Cost of goods sold, IT processing, servicing and support	108,824	20,580	429%
Selling, general and administration	23,517	17,746	33%
Depreciation and amortization	5,919	726	715%
Transaction costs related to Connect Group acquisition	-	1,489	nm
Operating loss	(2,192)	(9,427)	(77%)
Unrealized loss related to fair value adjustment to currency options	-	2,429	nm
Net loss on disposal of equity-accounted investments	112	-	nm
Interest income	389	313	24%
Interest expense	4,388	765	474%
Loss before income tax expense	(6,303)	(12,308)	(49%)
Income tax expense	364	98	271%
Net loss before earnings from equity-accounted investments	(6,667)	(12,406)	(46%)
Earnings from equity-accounted investments	18	-	nm
Net loss attributable to us	(6,649)	(12,406)	(46%)

Table 4	In South African Rand
	Three months ended December 31,
	2022	2021
	ZAR ’000	ZAR ’000	change
Revenue	2,383,367	478,533	398%
Cost of goods sold, IT processing, servicing and support	1,906,161	316,520	502%
Selling, general and administration	411,923	272,933	51%
Depreciation and amortization	103,677	11,165	829%
Transaction costs related to Connect Group acquisition	-	22,901	nm
Operating loss	(38,394)	(144,986)	(74%)
Unrealized loss related to fair value adjustment to currency options	-	37,358	nm
Net loss on disposal of equity-accounted investments	1,962	-	nm
Interest income	6,814	4,814	42%
Interest expense	76,860	11,766	553%
Loss before income tax expense	(110,402)	(189,296)	(42%)
Income tax expense	6,376	1,508	323%
Net loss before earnings from equity-accounted investments	(116,778)	(190,804)	(39%)
Earnings from equity-accounted investments	315	-	nm
Net loss attributable to us	(116,463)	(190,804)	(39%)

The increase in revenue was primarily due to the inclusion of Connect, which has substantial low margin prepaid airtime sales in addition to its core processing revenue, higher hardware sales revenue, and an increase in account fees and insurance revenues.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to the inclusion of Connect, which were partially offset by the benefits of various cost reduction initiatives in our Consumer business and lower insurance-related claims.

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

Depreciation and amortization expense increased in the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022 due to the inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to the Connect acquisition, as well as the inclusion of depreciation expense related to Connect’s property, plant and equipment.

Transaction costs related to the Connect Group acquisition include fees paid to external service providers for various advisory services procured during the second quarter of fiscal 2022.

Our operating loss margin for the second quarter of fiscal 2023 and 2022 was (1.6%) and (30.3%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

We did not record any changes in the fair value of equity interests in MobiKwik and Cell C during the second quarter of fiscal 2023 and 2022, respectively. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

Interest on surplus cash increased to $0.4 million (ZAR 6.8 million) from $0.3 million (ZAR 4.8 million), primarily due to the inclusion of Connect.

Interest expense increased to $4.4 million (ZAR 76.9 million) from $0.8 million (ZAR 11.8 million), primarily as a result of additional interest expense incurred related to borrowings obtained to partially fund the acquisition of Connect, interest expenses incurred in Connect to fund our cash management, digitization and VAS offerings, and a higher utilization of our facilities to fund our ATMs, which was also coupled with an increase in the interest rate on those ATM facilities.

Fiscal 2023 tax expense was $0.36 million (ZAR 6.4 million) compared to the tax expense of $0.1 million (ZAR 1.5 million) in fiscal 2022. Our effective tax rate for fiscal 2023 was impacted by the tax expense recorded by our profitable South African operations, a deferred tax benefit related to acquisition-related intangible asset amortization, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

Our effective tax rate for fiscal 2022 was impacted by the tax effect of the tax expense recorded by our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities (including the unrealized loss on the foreign currency options).

Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity-accounted investments:

Table 5	Three months ended December 31,
	2022	2021	$ %
	$ ’000	$ ’000	change
Other	18	-	nm
Total loss from equity-accounted investments	18	-	nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 6	In United States Dollars
	Three months ended December 31,
	2022	% of	2021	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Consumer	15,434	11%	16,639	53%	(7%)
Merchant	120,634	89%	14,475	47%	733%
Subtotal: Operating segments	136,068	100%	31,114	100%	337%
Corporate/Eliminations	-	-	-	-	nm
Total consolidated revenue	136,068	100%	31,114	100%	337%
Segment Adjusted EBITDA:
Consumer	578	8%	(4,366)	80%	nm
Merchant	9,120	123%	1,004	(18%)	808%
Total Segment Adjusted EBITDA	9,698	131%	(3,362)	62%	nm
Group costs	(2,256)	(30%)	(2,076)	38%	9%
Group Adjusted EBITDA	7,442	100%	(5,438)	100%	nm
Once-off items	(119)		(1,642)		(93%)
Stock-based compensation	(2,849)		(788)		262%
Lease adjustments	(747)		(833)		(10%)
Depreciation and amortization	(5,919)		(726)		715%
Total consolidated operating loss	(2,192)		(9,427)		(77%)

Table 7	In South African Rand
	Three months ended December 31,
	2022	% of	2021	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Consumer	270,342	11%	255,908	53%	6%
Merchant	2,113,025	89%	222,625	47%	849%
Subtotal: Operating segments	2,383,367	100%	478,533	100%	398%
Corporate/Eliminations	-	-	-	-	nm
Total consolidated revenue	2,383,367	100%	478,533	100%	398%
Segment Adjusted EBITDA:
Consumer	10,124	8%	(67,160)	80%	nm
Merchant	159,746	123%	15,453	(18%)	934%
Total Segment Adjusted EBITDA	169,870	131%	(51,707)	62%	nm
Group costs	(39,516)	(30%)	(31,929)	38%	24%
Group Adjusted EBITDA	130,354	100%	(83,636)	100%	nm
Once-off items	(2,084)		(25,254)		(92%)
Stock-based compensation	(49,903)		(12,119)		312%
Lease adjustments	(13,084)		(12,812)		2%
Depreciation and amortization	(103,677)		(11,165)		829%
Total consolidated operating loss	(38,394)		(144,986)		(74%)

Consumer

Segment revenue increased primarily due to higher insurance revenues and higher account holder fees, though this was partially offset by lower ATM transaction fees. This revenue growth was achieved notwithstanding the significant downsizing of our branch network and sales team. The cost reduction initiatives we initiated in fiscal 2022 delivered a significant reduction in our Consumer segment’s operating expenses which resulted in a positive EBITDA result compared with an EBITDA loss in fiscal 2022. Specifically, expenses associated with operating a mobile distribution network were discontinued in early fiscal 2022, and we have streamlined our fixed distribution network through reductions in certain expenses including employee-related costs, security, guarding and premises costs.

Our EBITDA (loss) margin (calculated as EBITDA (loss) divided by revenue) for the second quarter of fiscal 2023 and 2022 was 3.7% and (26.2%), respectively.

Merchant

Segment revenue increased due to the contribution from Connect as well as strong ad hoc hardware sales. The increase in EBITDA is primarily due to the inclusion of Connect, as well as the higher hardware sales, which was partially offset by higher employee-related expenses. Connect records a significant proportion of its airtime sales in revenue and cost of sales, while only earning a relatively small margin. This significantly depresses the EBITDA margins shown by the business.

Our EBITDA margin for the second quarter of fiscal 2023 and 2022 was 7.6% and 6.9%, respectively.

Group costs

Our group costs generally include employee related costs in relation to employees specifically hired for group roles and related directly to managing the US-listed entity; expenditures related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; legal fees; group and US-listed related audit fees; and directors and officer’s insurance premiums.

Our group costs for fiscal 2023 increased compared with the prior period due to higher employee costs and an increase in director and officer’s insurance premiums, which was partially offset by lower consulting fees.

First half of fiscal 2023 compared to first half of fiscal 2022

The following factors had a significant impact on our results of operations during the first half of fiscal 2023 as compared with the same period in the prior year:

• Higher revenue: Our revenues increased 358% in ZAR, primarily due to the contribution from Connect, higher ad hoc hardware sales revenue, and an increase in account fees and insurance revenues;

• Lower operating losses: Operating losses decreased, delivering an improvement of 62% in ZAR compared with the prior period primarily due to the contribution from Connect, strong hardware sales, and the implementation of various cost reduction initiatives in our Consumer business, which was partially offset by an increase in acquisition related intangible asset amortization;

• Higher net interest charge: The net interest charge increased to ZAR 131.5 million from ZAR 13.2 million due to the additional borrowings incurred in order to fund the acquisition of Connect as well as the debt acquired within the Connect business itself; and

• Foreign exchange movements: The U.S. dollar was 15% stronger against the ZAR during the first half of fiscal 2023 compared to the prior period, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 8	In United States Dollars
	Six months ended December 31,
	2022	2021
	$ ’000	$ ’000	change
Revenue	260,854	65,618	298%
Cost of goods sold, IT processing, servicing and support	209,352	44,787	367%
Selling, general and administration	46,448	38,188	22%
Depreciation and amortization	11,917	1,621	635%
Transaction costs related to Connect Group acquisition	-	1,674	nm
Operating loss	(6,863)	(20,652)	(67%)
Unrealized loss related to fair value adjustment to currency options	-	2,429	nm
Net gain on disposal of equity-accounted investments	136	-	nm
Interest income	800	702	14%
Interest expense	8,424	1,581	433%
Loss before income tax expense	(14,351)	(23,960)	(40%)
Income tax expense	395	284	39%
Net loss before loss from equity-accounted investments	(14,746)	(24,244)	(39%)
Loss from equity-accounted investments	(2,599)	(1,156)	125%
Net loss attributable to us	(17,345)	(25,400)	(32%)

Table 9	In South African Rand
	Six months ended December 31,
	2022	2021
	ZAR ’000	ZAR ’000	change
Revenue	4,499,262	982,616	358%
Cost of goods sold, IT processing, servicing and support	3,610,946	670,676	438%
Selling, general and administration	801,144	571,858	40%
Depreciation and amortization	205,547	24,274	747%
Transaction costs related to Connect Group acquisition	-	25,068	nm
Operating loss	(118,375)	(309,260)	(62%)
Unrealized loss related to fair value adjustment to currency options	-	36,374	nm
Net gain on disposal of equity-accounted investments	2,346	-	nm
Interest income	13,799	10,512	31%
Interest expense	145,298	23,675	514%
Loss before income tax expense	(247,528)	(358,797)	(31%)
Income tax expense	6,813	4,253	60%
Net loss before loss from equity-accounted investments	(254,341)	(363,050)	(30%)
Loss from equity-accounted investments	(44,828)	(17,311)	159%
Net loss attributable to us	(299,169)	(380,361)	(21%)

The increase in revenue was primarily due to the inclusion of Connect, which has substantial low margin prepaid airtime sales in addition to its core processing revenue, higher hardware sales revenue, and an increase in account fees and insurance revenues.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to the inclusion of Connect, which were partially offset by the benefits of various cost reduction initiatives in our Consumer business and lower insurance-related claims.

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

Depreciation and amortization expense increased in the first half of fiscal 2023 compared with the first half of fiscal 2022 due to the inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to the Connect acquisition, as well as the inclusion of depreciation expense related to Connect’s property, plant and equipment.

Transaction costs related to the Connect Group acquisition include fees paid to external service providers for various advisory services procured during fiscal 2022.

Our operating loss margin for the first half of fiscal 2023 and 2022 was (1.6%) and (30.3%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

We did not record any changes in the fair value of equity interests in MobiKwik and Cell C during the first half of fiscal 2023 and 2022, respectively. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

We recorded a gain of $0.3 million related to the disposal of our entire interest in Carbon during the first half of fiscal 2023. Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information regarding this disposal.

Interest on surplus cash increased to $0.8 million (ZAR 13.8 million) from $0.7 million (ZAR 10.5 million), primarily due to the inclusion of Connect.

Interest expense increased to $8.4 million (ZAR 145.3 million) from $1.6 million (ZAR 23.7 million), primarily as a result of additional interest expense incurred related to borrowings obtained to partially fund the acquisition of Connect, interest expenses incurred in Connect to fund our cash management, digitization and VAS offerings, and a higher utilization of our facilities to fund our ATMs, which was also coupled with an increase in the interest rate on these ATM facilities.

Fiscal 2023 tax expense was $0.4 million (ZAR 6.8 million) compared to the tax expense of $0.3 million (ZAR 4.3 million) in fiscal 2022. Our effective tax rate for fiscal 2023 was impacted by the tax expense recorded by our profitable South African operations, a deferred tax benefit related to acquisition-related intangible asset amortization, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

Our effective tax rate for fiscal 2022 was impacted by the tax effect of the tax expense recorded by our profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities (including the unrealized loss on the foreign currency options).

Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity-accounted investments:

Table 10	Six months ended December 31,
	2022	2021	$ %
	$ ’000	$ ’000	change
Finbond	(2,631)	(1,156)	128%
Share of net loss	(1,521)	(1,156)	32%
Impairment	(1,110)	-	nm
Other	32	-	nm
	(2,599)	(1,156)	125%

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below:

Table 11	In United States Dollars
	Six months ended December 31,
	2022	% of	2021	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Consumer	30,438	12%	33,803	52%	(10%)
Merchant	230,416	88%	31,815	48%	624%
Subtotal: Operating segments	260,854	100%	65,618	100%	298%
Total consolidated revenue	260,854	100%	65,618	100%	298%
Segment Adjusted EBITDA:
Consumer	(816)	(7%)	(13,722)	96%	(94%)
Merchant	17,013	146%	3,079	(22%)	453%
Total Segment Adjusted EBITDA	16,197	139%	(10,643)	74%	nm
Group costs	(4,556)	(39%)	(3,649)	26%	25%
Group Adjusted EBITDA	11,641	100%	(14,292)	100%	nm
Once-off items	(717)		(1,885)		(62%)
Stock-based compensation	(4,311)		(1,097)		293%
Lease adjustments	(1,559)		(1,757)		(11%)
Depreciation and amortization	(11,917)		(1,621)		635%
Total consolidated operating loss	(6,863)		(20,652)		(67%)

Table 12	In South African Rand
	Six months ended December 31,
	2022	% of	2021	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Consumer	525,001	12%	506,193	52%	4%
Merchant	3,974,261	88%	476,423	48%	734%
Subtotal: Operating segments	4,499,262	100%	982,616	100%	358%
Total consolidated revenue	4,499,262	100%	982,616	100%	358%
Segment Adjusted EBITDA:
Consumer	(14,075)	(7%)	(205,484)	96%	(93%)
Merchant	293,444	146%	46,107	(22%)	536%
Total Segment Adjusted EBITDA	279,369	139%	(159,377)	74%	nm
Group costs	(78,583)	(39%)	(54,644)	26%	44%
Group Adjusted EBITDA	200,786	100%	(214,021)	100%	nm
Once-off items	(12,367)		(28,227)		(56%)
Stock-based compensation	(74,357)		(16,427)		353%
Lease adjustments	(26,890)		(26,311)		2%
Depreciation and amortization	(205,547)		(24,274)		747%
Total consolidated operating loss	(118,375)		(309,260)		(62%)

Consumer

Segment revenue increased primarily due to higher insurance revenues and higher account holder fees, though this was partially offset by lower ATM transaction fees. The cost reduction initiatives we initiated in fiscal 2022 delivered a significant reduction in our Consumer segment’s operating expenses which resulted in a significantly lower EBITDA loss compared with fiscal 2022. Specifically, expenses associated with operating a mobile distribution network were discontinued in early fiscal 2022, and we have streamlined our fixed distribution network through reductions in certain expenses including employee-related costs, security, guarding and premises costs.

Our EBITDA loss margin (calculated as EBITDA loss divided by revenue) for the first half of fiscal 2023 and 2022 was (2.7%) and (40.6%), respectively.

Merchant

Segment revenue increased due to the contribution from Connect as well as strong ad hoc hardware sales. The increase in EBITDA is primarily due to the inclusion of Connect, as well as the higher hardware sales, which was partially offset by higher employee-related expenses.

Our EBITDA margin for the first half of fiscal 2023 and 2022 was 7.4% and 9.7%, respectively.

Group costs

Our group costs for fiscal 2023 increased compared with the prior period due to higher employee costs and an increase in director and officer’s insurance premiums, which was partially offset by lower consulting fees.

Liquidity and Capital Resources

As of December 31, 2022, our cash and cash equivalents were $42.4 million and comprised of U.S. dollar-denominated balances of $7.5 million, ZAR-denominated balances of ZAR 561.6 million ($33.0 million), and other currency deposits, primarily Botswana pula, of $1.9 million, all amounts translated at exchange rates applicable as of December 31, 2022. The decrease in our unrestricted cash balances from June 30, 2022, was primarily due to the utilization of cash reserves to fund our Consumer operations, make certain scheduled repayments of our borrowings, purchase ATMs and safe assets, and to make an investment in working capital in our Consumer and Merchant operations, which was partially offset by the utilization of our available borrowings and a positive contribution from Connect.

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

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of December 31, 2022:

Table 13	RMB Facility E		RMB Indirect		RMB Connect		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft	-	-	-	-	12,044	205,000	-	-
Overdraft restricted as to use(1)	82,251	1,400,000	-	-	-	-	-	-
Total overdraft	82,251	1,400,000	-	-	12,044	205,000	-	-
Indirect and derivative facilities(2)	-	-	7,931	135,000	-	-	9,198	156,556
Total short-term facilities available	82,251	1,400,000	7,931	135,000	12,044	205,000	9,198	156,556

Utilized short-term facilities:
Overdraft	-	-	-	-	10,575	180,000	-	-
Overdraft restricted as to use(1)	54,250	923,395	-	-	-	-	-	-
Indirect and derivative facilities(2)	-	-	1,945	33,100	-	-	124	2,110
Total short-term facilities available	54,250	923,395	1,945	33,100	10,575	180,000	124	2,110

Interest rate, based on South African prime rate		10.50%				10.40%

(1) Overdraft may only be used to fund ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by RMB and Nedbank to various third parties on our behalf.

Long-term borrowings

We have aggregate long-term borrowing outstanding of ZAR 2.4 billion ($142.9 million translated at exchange rates as of December 31, 2022) as described in Note 8. These borrowings include outstanding long-term borrowings obtained by Lesaka SA of ZAR 1.0 billion to partially fund the acquisition of Connect. In contemplation of the Connect transaction, Connect obtained total facilities of approximately ZAR 1.3 billion which were utilized to repay its existing borrowings, to fund a portion of its capital expenditures and to settle obligations under the transaction documents. We also have a revolving credit facility, of ZAR 300.0 million which is utilized to fund a portion of our merchant finance loans receivable book.

Restricted cash

We have credit facilities with RMB in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our consolidated statement of cash flows as of December 31, 2022, includes restricted cash of approximately $54.2 million related to cash withdrawn from our debt facility to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.

We have also entered into cession and pledge agreements with Nedbank related to our Nedbank indirect credit facilities and we have ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our consolidated statement of cash flows as of December 31, 2022, includes restricted cash of approximately $0.2 million that has been ceded and pledged.

Cash flows from operating activities

Second quarter

Net cash provided by operating activities during the second quarter of fiscal 2023 was $3.4 million (ZAR 59.9 million) compared to net cash used in operating activities of $13.8 million (ZAR 212.0 million) during the second quarter of fiscal 2022. Excluding the impact of income taxes, our cash used in operating activities during the second quarter of fiscal 2023 was impacted by month-end working capital movements (primarily an increase in accounts payable balances) within our merchant business which generally unwind in the following month, and growth in our consumer and merchant finance loans receivable books, which was partially offset by the positive contribution from Connect.

During the second quarter of fiscal 2023, we paid first provisional South African tax payments of $2.5 million (ZAR 42.6 million) related to our 2023 tax year. During the second quarter of fiscal 2022, we paid first provisional South African tax payments of $0.4 million (ZAR 6.9 million) related to our 2023 tax year.

Taxes paid during the second quarter of fiscal 2023 and 2022 were as follows:

Table 14	Three months ended December 31,
	2022	2021	2022	2021
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	2,463	437	42,582	6,933
Taxation paid related to prior years	10	-	180	-
Tax refund received	(141)	(192)	(2,570)	(2,851)
Total South African taxes paid (received)	2,332	245	40,192	4,082
Foreign taxes paid	50	34	889	540
Total tax paid	2,382	279	41,081	4,622

First half

Net cash used in operating activities during the first half of fiscal 2023 was $4.2 million (ZAR 73.1 million) compared to $21.7 million (ZAR 325.4 million) during the first half of fiscal 2022. Excluding the impact of income taxes, our cash used in operating activities during the first half of fiscal 2023 was impacted by month-end working capital movements (primarily an increase in accounts payable balances) within our merchant business which generally unwind in the following month, and growth in our consumer and merchant finance loans receivable books, and the utilization of cash reserves to fund our Consumer operations, which was partially offset by the positive contribution from Connect.

During the first half of fiscal 2023, we paid first provisional South African tax payments of $3.0 million (ZAR 50.8 million) related to our 2023 tax year, and additional second provisional South African tax payments of $0.2 million (ZAR 3.4 million) related to our 2022 tax year. During the first half of fiscal 2022, we paid first provisional South African tax payments of $0.4 million (ZAR 6.9 million) related to our 2022 tax year.

Taxes paid during the first half of fiscal 2023 and 2022 were as follows:

Table 15	Six months ended December 31,
	2022	2021	2022	2021
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	2,955	437	50,798	6,933
Second provisional payments	191	-	3,371	-
Taxation paid related to prior years	10	-	180	-
Tax refund received	(198)	(217)	(3,540)	(3,227)
Total South African taxes paid	2,958	220	50,809	3,706
Foreign taxes paid	101	70	1,775	1,065
Total tax paid	3,059	290	52,584	4,771

Cash flows from investing activities

Second quarter

Cash used in investing activities for the second quarter of fiscal 2023 included capital expenditures of $4.0 million (ZAR 69.9 million), primarily due to the acquisition of safe assets and POS devices.

Cash used in investing activities for the second quarter of fiscal 2022 included capital expenditures of $0.2 million (ZAR 2.9 million), primarily due to the acquisition of computer equipment. During the second quarter of fiscal 2022, we received a scheduled payment of $7.5 million related to the sale of Bank Frick in fiscal 2021.

First half

Cash used in investing activities for the first half of fiscal 2023 included capital expenditures of $8.5 million (ZAR 146.5 million), primarily due to the acquisition of safe assets, POS devices and computer equipment. During the first half of fiscal 2023, we received proceeds of $0.25 million related to the first tranche (of two) from the disposal of our entire equity interest in Carbon.

Cash used in investing activities for the first half of fiscal 2022 included capital expenditures of $0.9 million (ZAR 13.3 million), primarily due to the roll out of our new express branches and the acquisition of computer equipment. During the first half of fiscal 2022 we received a scheduled payment of $7.5 million related to the sale of Bank Frick in fiscal 2021.

Cash flows from financing activities

Second quarter

During the second quarter of fiscal 2023, we utilized approximately $167.2 million from our South African overdraft facilities to fund our ATMs and our cash management business through Connect, and repaid $175.4 million of those facilities. We utilized approximately $9.1 million of our long-term borrowings to fund our merchant finance loans receivable business and to fund the acquisition of certain capital expenditures. We repaid approximately $1.7 million of long-term borrowings in accordance with our repayment schedule. We received $0.3 million from the exercise of stock options. We also paid $0.1 million to repurchase shares from employees in order for the employees to settle taxes due related to the vesting of shares of restricted stock.

During the second quarter of fiscal 2022, we received $0.7 million from the exercise of stock options, and utilized approximately $172.4 million from our South African overdraft facilities to fund our ATMs and repaid $172.8 million of those facilities.

First half

During the first half of fiscal 2023, we utilized approximately $313.3 million from our South African overdraft facilities to fund our ATMs and our cash management business through Connect, and repaid $312.3 million of those facilities. We utilized approximately $10.1 million of our long-term borrowings to fund our merchant finance loans receivable business and to fund the acquisition of certain capital expenditures. We repaid approximately $3.3 million of long-term borrowings in accordance with our repayment schedule. We received $0.3 million from the exercise of stock options. We also paid $0.3 million to repurchase shares from employees in order for the employees to settle taxes due related to the vesting of shares of restricted stock.

During the first half of fiscal 2022, we received $0.7 million from the exercise of stock options, and utilized approximately $311.4 million from our South African overdraft facilities to fund our ATMs and repaid $271.7 million of these facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the third quarter of fiscal 2023 to primarily include investments into our ATM infrastructure and branch network in South Africa as well as IT equipment, and through Connect, spending for POS devices, safe assets, vehicles, computer and office equipment. Our capital expenditures for the second quarter of fiscal 2023 and 2022 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds, or, following the Connect acquisition, our asset-backed borrowing arrangement. We had outstanding capital commitments as of December 31, 2022, of $3.1 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 4 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short and long-term borrowings in South Africa which attract interest at rates that fluctuate based on changes in the South African prime and 3-month JIBAR interest rates. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2022, as a result of changes in the South African prime and 3-month JIBAR interest rates, using our outstanding short and long-term borrowings as of December 31, 2022. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the interest rates applicable to the borrowings as of December 31, 2022, are shown. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.

Table 16	As of December 31, 2022
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South African borrowings	22,043	1%	24,130
		(1%)	19,956

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our group chief executive officer and our group chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the group chief executive officer and the group chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.47	Revolving Credit Facility Agreement, dated November 29, 2022, between Cash Connect Capital Proprietary Limited, the Parties Listed in Part I of Schedule 1 (the Original Guarantors) and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as Lender)		8-K	10.1	December 5, 2022
10.48	Amendment Agreement, dated December 29, 2022, between Lesaka Technologies Proprietary Limited (as borrower), FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as lender), and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent)		8-K	10.1	December 30, 2022
10.49	Form of Restricted Stock Agreement	X
10.50	Form of Stock Option Agreement	X
10.51	Form of Restricted Stock Agreement (non-employee directors)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2023.

LESAKA TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer

Chris G.B. Meyer

Group Chief Executive Officer

By: /s/ Naeem E. Kola

Naeem E. Kola

Group Chief Financial Officer, Treasurer and Secretary