Form 10-Q
period 2023-03-31
LESAKA TECHNOLOGIES INC
filed 2023-05-09
CIK 1041514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023 (the latest practicable date), 61,620,514 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Part I. Financial information

Item 1. Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2023	2022(A)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,423	$43,940
Restricted cash related to ATM funding and credit facilities (Note 8)	37,849	60,860
Accounts receivable, net and other receivables (Note 2)	34,325	28,898
Finance loans receivable, net (Note 2)	39,282	33,892
Inventory (Note 3)	33,100	34,226
Total current assets before settlement assets	193,979	201,816
Settlement assets	15,852	15,916
Total current assets	209,831	217,732
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of - March: $37,220 June: $35,249	28,589	24,599
OPERATING LEASE RIGHT-OF-USE (Note 16)	5,400	7,146
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	4,695	5,861
GOODWILL (Note 6)	148,971	162,657
INTANGIBLE ASSETS, NET (Note 6)	132,350	156,702
DEFERRED INCOME TAXES	8,672	3,776
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)	78,069	78,092
TOTAL ASSETS	616,577	656,565

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)	37,731	51,338
Short-term credit facilities (Note 8)	16,930	14,880
Accounts payable	22,780	18,572
Other payables (Note 9)	31,501	34,362
Operating lease liability - current (Note 16)	1,779	2,498
Current portion of long-term borrowings (Note 8)	3,515	6,804
Income taxes payable	3,468	2,140
Total current liabilities before settlement obligations	117,704	130,594
Settlement obligations	15,054	15,276
Total current liabilities	132,758	145,870
DEFERRED INCOME TAXES	49,992	54,211
OPERATING LEASE LIABILITY - LONG TERM (Note 16)	3,785	4,827
LONG-TERM BORROWINGS (Note 8)	147,198	134,842
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,450	2,466
TOTAL LIABILITIES	336,183	342,216
REDEEMABLE COMMON STOCK	79,429	79,429

EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - March: 63,743,900 June: 62,324,321	83	83
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: March: - June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	334,286	327,891
TREASURY SHARES, AT COST: March: 24,994,799 June: 24,891,292	(287,422)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 11)	(185,554)	(168,840)
RETAINED EARNINGS	339,572	362,737
TOTAL LESAKA EQUITY	200,965	234,920
NON-CONTROLLING INTEREST	-	-
TOTAL EQUITY	200,965	234,920

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$616,577	$656,565

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE (Note 15)	$133,968	$35,202	$394,822	$100,820

EXPENSE

Cost of goods sold, IT processing, servicing and support	105,299	23,008	314,651	67,795
Selling, general and administration(1)	24,547	15,142	70,995	53,330
Depreciation and amortization	5,975	463	17,892	2,084
Reorganization costs (Note 1)(1)	-	5,894	-	5,894
Transaction costs related to Connect acquisition	-	116	-	1,790

OPERATING LOSS	(1,853)	(9,421)	(8,716)	(30,073)

GAIN RELATED TO FAIR VALUE ADJUSTMENT TO CURRENCY OPTIONS (Note 4)	-	6,120	-	3,691

LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 5)	329	346	193	346

GAIN ON DISPOSAL OF EQUITY SECURITIES	-	720	-	720

INTEREST INCOME	469	761	1,269	1,463

INTEREST EXPENSE	4,984	691	13,408	2,272
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(6,697)	(2,857)	(21,048)	(26,817)

INCOME TAX (BENEFIT) EXPENSE (Note 18)	(860)	470	(465)	754

NET LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS	(5,837)	(3,327)	(20,583)	(27,571)

EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	17	-	(2,582)	(1,156)

NET LOSS ATTRIBUTABLE TO LESAKA	$(5,820)	$(3,327)	$(23,165)	$(28,727)

Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Lesaka shareholders	$(0.09)	$(0.06)	$(0.37)	$(0.50)
Diluted loss attributable to Lesaka shareholders	$(0.09)	$(0.06)	$(0.37)	$(0.50)

(1) Reorganization costs have been increased by $42,000 and selling, general and administration has been decreased by $42,000 during the three and nine months ended March 31, 2022, to adjust for a misallocation between the two captions.

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)

Net loss	$(5,820)	$(3,327)	$(23,165)	$(28,727)

Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve	(9,775)	14,831	(19,713)	3,317
Release of foreign currency translation reserve related to disposal of Finbond equity securities (Note 11)	243	583	342	583
Movement in foreign currency translation reserve related to equity-accounted investments	216	-	2,657	(644)
Total other comprehensive (loss) income, net of taxes	(9,316)	15,414	(16,714)	3,256

Comprehensive (loss) income	(15,136)	12,087	(39,879)	(25,471)

Comprehensive (loss) income attributable to Lesaka	$(15,136)	$12,087	$(39,879)	$(25,471)

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock
	For the three months ended March 31, 2022 (dollar amounts in thousands)
Balance – January 1, 2022	82,548,464	$80	(24,891,292)	$(286,951)	57,657,172	$303,804	$381,213	$(157,879)	$240,267	$-	$240,267	$84,979

Restricted stock granted (Note 12)	257,222				257,222				-		-

Exercise of stock options	6,668	-			6,668	21			21		21

Stock-based compensation charge (Note 12)					-	619			619		619

Reversal of stock-based compensation charge (Note 12)	-				-	(5)			(5)		(5)

Stock-based compensation charge related to equity-accounted investment (Note 5)					-	(9)			(9)		(9)

Net loss					-		(3,327)		(3,327)	-	(3,327)

Other comprehensive income (Note 11)								15,414	15,414	-	15,414

Balance – March 31, 2022	82,812,354	$80	(24,891,292)	$(286,951)	57,921,062	$304,430	$377,886	$(142,465)	$252,980	$-	$252,980	$84,979

	For the nine months ended March 31, 2022 (dollar amounts in thousands)

Balance – July 1, 2021	81,607,912	$80	(24,891,292)	$(286,951)	56,716,620	$301,959	$406,613	$(145,721)	$275,980	$-	$275,980	$84,979

Restricted stock granted	984,921				984,921				-		-

Exercise of stock options	249,521	-			249,521	760			760		760

Stock-based compensation charge (Note 12)						1,751			1,751		1,751

Reversal of stock-based compensation charge (Note 12)	(30,000)				(30,000)	(40)			(40)		(40)

Stock-based compensation charge related to equity-accounted investment						-			-		-

Net loss							(28,727)		(28,727)	-	(28,727)

Other comprehensive income (Note 11)								3,256	3,256	-	3,256

Balance – March 31, 2022	82,812,354	$80	(24,891,292)	$(286,951)	57,921,062	$304,430	$377,886	$(142,465)	$252,980	$-	$252,980	$84,979

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Changes in Equity

	Lesaka Technologies, Inc. Shareholders
	Number of Shares	Amount	Number of Treasury Shares	Treasury Shares	Number of shares, net of treasury	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Lesaka Equity	Non-controlling Interest	Total	Redeemable common stock

	For the three months ended March 31, 2023 (dollar amounts in thousands)

Balance – January 1, 2023	88,708,191	$83	(24,956,854)	$(287,244)	63,751,337	$332,537	$345,392	$(176,238)	$214,530	$-	$214,530	$79,429

Shares repurchased (Note 12)	-		(37,945)	(178)	(37,945)				(178)		(178)

Restricted stock granted (Note 12)	11,806				11,806				-		-

Exercise of stock option (Note 12)	37,500	-			37,500	114			114		114

Stock-based compensation charge (Note 12)	(18,798)				(18,798)	1,667			1,667		1,667

Reversal of stock-based compensation charge (Note 12)	-				-	(23)			(23)		(23)

Stock-based compensation charge related to equity-accounted investment (Note 5)						(9)			(9)		(9)

Net loss							(5,820)		(5,820)	-	(5,820)

Other comprehensive loss (Note 11)								(9,316)	(9,316)	-	(9,316)

Balance – March 31, 2023	88,738,699	$83	(24,994,799)	$(287,422)	63,743,900	$334,286	$339,572	$(185,554)	$200,965	$-	$200,965	$79,429

See Notes to Unaudited Condensed Consolidated Financial Statements

	For the nine months ended March 31, 2023 (dollar amounts in thousands)

Balance – July 1, 2022	87,215,613	$83	(24,891,292)	$(286,951)	62,324,321	$327,891	$362,737	$(168,840)	$234,920	$-	$234,920	$79,429

Shares repurchased (Note 12)			(103,507)	(471)	(103,507)				(471)		(471)

Restricted stock granted	1,394,558				1,394,558	-			-		-

Exercise of stock option (Note 12)	147,326	-			147,326	447			447		447

Stock-based compensation charge (Note 12)	(18,798)				(18,798)	5,978			5,978		5,978

Reversal of stock-based compensation charge (Note 12)	-				-	(23)			(23)		(23)

Stock-based compensation charge related to equity-accounted investment (Note 5)						(7)			(7)		(7)

Net loss							(23,165)		(23,165)	-	(23,165)

Other comprehensive loss (Note 11)								(16,714)	(16,714)	-	(16,714)

Balance – March 31, 2023	88,738,699	$83	(24,994,799)	$(287,422)	63,743,900	$334,286	$339,572	$(185,554)	$200,965	$-	$200,965	$79,429

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)

Cash flows from operating activities
Net loss	$(5,820)	$(3,327)	$(23,165)	$(28,727)
Depreciation and amortization	5,975	463	17,892	2,084
Movement in allowance for doubtful accounts receivable	1,638	91	4,167	1,217
Movement in interest payable	1,827	(97)	3,289	(199)
(Gain) Loss related to fair value adjustment to currency options (Note 4)	-	(2,391)	-	38
Fair value adjustment related to financial liabilities	(21)	(152)	123	(476)
Gain on disposal of equity securities (Note 5)	-	(720)	-	(720)
Loss on disposal of equity-accounted investments (Note 5)	329	346	193	346
(Earnings) Loss from equity-accounted investments	(17)	-	2,582	1,156
Profit on disposal of property, plant and equipment(1)	(145)	(1,104)	(466)	(2,400)
Facility fee amortized	198	-	643	-
Stock-based compensation charge (Note 12)	1,644	614	5,955	1,711
Dividends received from equity-accounted investments	-	-	21	137
Increase in accounts receivable	(7,620)	(1,956)	(8,601)	(790)
(Increase) Decrease in finance loans receivable(2)	(2,507)	1,269	(11,318)	(2,176)
Increase in inventory	(297)	(181)	(1,769)	(27)
(Decrease) Increase in accounts payable and other payables	1,030	(1,913)	5,421	(1,668)
Increase in taxes payable	1,349	395	1,478	444
Decrease in deferred taxes	(2,670)	(112)	(5,792)	(458)
Net cash used in operating activities	(5,107)	(8,775)	(9,347)	(30,508)

Cash flows from investing activities
Capital expenditures	(4,717)	(834)	(13,210)	(1,721)
Proceeds from disposal of property, plant and equipment	394	1,538	1,156	3,529
Proceeds from disposal of equity-accounted investment (Note 5)	254	819	645	819
Acquisition of intangible assets	(125)	-	(245)	-
Proceeds from disposal of equity securities (Note 5)	-	720	-	720
Proceeds from disposal of equity-accounted investment - Bank Frick, net of expenses	-	-	-	7,500
Loan to equity-accounted investment (Note 5)	-	-	(112)	-
Repayment of loans by equity-accounted investments	-	-	112	-
Net change in settlement assets	11,043	5	(972)	102
Net cash provided by (used in) investing activities	6,849	2,248	(12,626)	10,949

Cash flows from financing activities
Proceeds from bank overdraft (Note 8)	128,196	95,048	441,488	406,398
Repayment of bank overdraft (Note 8)	(135,986)	(100,832)	(448,288)	(372,508)
Long-term borrowings utilized (Note 8)	12,868	-	23,010	-
Repayment of long-term borrowings (Note 8)	(2,024)	-	(5,292)	-
Acquisition of treasury stock (Note 12)	(178)	-	(471)	-
Proceeds from exercise of stock options	114	20	447	759
Guarantee fee	-	-	(100)	-
Net change in settlement obligations	(10,761)	(5)	807	(102)
Net cash used in financing activities	(7,771)	(5,769)	11,601	34,547

Effect of exchange rate changes on cash and cash equivalents	(3,475)	12,200	(7,156)	1,295
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,504)	(96)	(17,528)	16,283
Cash, cash equivalents and restricted cash – beginning of period	96,776	240,144	104,800	223,765
Cash, cash equivalents and restricted cash – end of period (Note 14)	$87,272	$240,048	$87,272	$240,048

(1) Impairment (reversals) losses of $(27,000) and $198,000 respectively, previously reported in a separate caption during the three and nine months ended March 31, 2022, have been included in the caption profit on disposal of property, plant and equipment for the three and nine months ended March 31, 2022

(2) The movement in accounts receivable and finance loans receivable were previously combined, however, it was determined in the three months ended December 31, 2022, to present the movement in finance loans receivable as a separate caption. Previous periods have been restated.

See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC

Notes to the Unaudited Condensed Consolidated Financial Statements

for the three and nine months ended March 31, 2023 and 2022

(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2023 and 2022, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Fiscal 2022 reorganization charge - financial services restructuring

The Company has incurred significant losses since its contract to distribute social grants expired in September 2018. A strategic imperative for the Company has been to return its South African financial services business (the Consumer division) to a breakeven position and then profitability as soon as possible. As part of a cost optimization process completed in late calendar 2021, the Company performed a review of its labor structure and determined that a number of its defined employee roles would need to be terminated due to redundancy. The Company embarked on a retrenchment process pursuant to Section 189A of the South African Labour Relations Act (“Labour Act”) on January 10, 2022. The Company incurred cash costs of approximately $6.7 million (ZAR 103.4 million) during the three and nine months ended March 31, 2022, principally consisting of severance and related payments and the payment of unutilized leave days. The Company has recorded an expense of $5.9 million in the caption reorganization costs in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022. The primary difference between the reorganization charge amount and the total cash paid relates to leave pay which was accrued in prior periods.

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

Recent accounting pronouncements not yet adopted as of March 31, 2023

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

Recent accounting pronouncements not yet adopted as of March 31, 2023 (continued)

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

2. Accounts receivable, net and other receivables and finance loans receivable, net

Accounts receivable, net and other receivables

The Company’s accounts receivable, net, and other receivables as of March 31, 2023, and June 30, 2022, are presented in the table below:

	March 31,	June 30,
	2023	2022

Accounts receivable, trade, net	$12,387	$13,904
Accounts receivable, trade, gross	12,682	14,413
Allowance for doubtful accounts receivable, end of period	295	509
Beginning of period	509	267
Reallocation to allowance for doubtful finance loans receivable(1)	(418)	-
Reversed to statement of operations	(20)	(133)
Charged to statement of operations	1,034	779
Utilized	(954)	(154)
Foreign currency adjustment	144	(250)

Current portion of amount outstanding related to sale of interest in Carbon, net of allowance: March 2023: $1,000	-	-
Loans provided to Carbon, net of allowance: June 2022: $3,000	-	-
Current portion of total held to maturity investments	-	-
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes	-	-
Other receivables	21,938	14,994
Total accounts receivable, net and other receivables	$34,325	$28,898

(1) Represents reallocation of a portion of the Merchant allowance for doubtful finance loans receivable as of June 30, 2022, which was included in the allowance for doubtful accounts receivable as of June 30, 2022.

Current portion of amount outstanding related to sale of interest in Carbon represents the amount due from the purchaser related to the sale of the Company’s interest in Carbon Tech Limited (“Carbon”), an equity-accounted investment of $0.25 million, net of an allowance for doubtful loans receivable of $0.25 million and an amount due related to the sale of the loan (refer below), with a face value of $3.0 million, which was sold in September 2022 for $0.75 million, net of an allowance for doubtful loans receivable of $0.75 million, refer to Note 5 for additional information.

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

Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes represents the investment in a note which was due to mature in August 2022 and forms part of Cell C’s capital structure. The carrying value as of each of March 31, 2023, and June 30, 2022, respectively was $0 (zero).

Other receivables includes prepayments, deposits, income taxes receivable and other receivables. As of March 31, 2023, other receivables also includes approximately a $5.6 million prepayment made to a reseller of prepaid airtime vouchers, which the Company expects to receive during the three months ended June 30, 2023. As of June 30, 2022, other receivables also includes transactions-switching funds receivable of $3.3 million which was received in full in November 2022.

2. Accounts receivable, net and other receivables and finance loans receivable, net (continued)

Accounts receivable, net and other receivables (continued)

Contractual maturities of held to maturity investments

Summarized below is the contractual maturity of the Company’s held to maturity investment as of March 31, 2023:

	Cost basis	Estimated fair value(1)
Due in one year or less	$-	$-
Due in one year through five years(2)	-	-
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$-	$-

(1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the Company’s portion of the assets held by Cedar Cellular, namely, Cedar Cellular’s investment in Cell C.

(2) The cost basis is zero ($0.0 million).

Finance loans receivable, net

The Company’s finance loans receivable, net, as of March 31, 2023, and June 30, 2022, is presented in the table below:

	March 31,	June 30,
	2023	2022

Microlending finance loans receivable, net	$20,916	$20,058
Microlending finance loans receivable, gross	22,370	21,452
Allowance for doubtful finance loans receivable, end of period	1,454	1,394
Beginning of period	1,394	2,349
Reversed to statement of operations	-	(805)
Charged to statement of operations	1,056	1,268
Utilized	(874)	(1,179)
Foreign currency adjustment	(122)	(239)

Merchant finance loans receivable, net	18,366	13,834
Merchant finance loans receivable, gross	20,318	14,131
Allowance for doubtful finance loans receivable, end of period	1,952	297
Beginning of period	297	-
Reallocation from allowance for doubtful accounts receivable(1)	419	-
Reversed to statement of operations	(637)	-
Charged to statement of operations	2,097	442
Utilized	-	-
Foreign currency adjustment	(224)	(145)

Total finance loans receivable, net	$39,282	$33,892

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

3. Inventory

The Company’s inventory comprised the following categories as of March 31, 2023, and June 30, 2022:

	March 31,	June 30,
	2023	2022

Raw materials	$2,572	$2,446
Work-in-progress	168	147
Finished goods	30,360	31,633
	$33,100	$34,226

As of March 31, 2023 and June 30, 2022, finished goods includes $9.2 million and $13.7 million, respectively, of Cell C airtime inventory that was previously classified as finished goods subject to sale restrictions. In support of Cell C’s liquidity position and pursuant to Cell C’s recapitalization process, the Company limited the resale of this airtime to its own distribution channels. On September 30, 2022, Cell C concluded its recapitalization process and the Company and Cell C entered into an agreement under which Cell C agreed to repurchase, from October 2023, up to ZAR 10 million of Cell C inventory from the Company per month. The amount to be repurchased by Cell C will be calculated as ZAR 10 million less the face value of any sales made by the Company during that month. The Company continued to sell a minimum amount of Cell C airtime through its internal channels in late fiscal 2022/ early fiscal 2023 in support of Cell C’s liquidity position. However, its ability to sell this airtime has increased significantly since the acquisition of Connect because Connect is a significant reseller of Cell C airtime. As a result, the Company has sold higher volumes of airtime through this channel than it did prior to the Cell C recapitalization, however, continued sales at these volumes is dependent on prevailing conditions continuing in the airtime market. If the Company is able to sell at least ZAR 10 million a month through this channel from October 1, 2023, then Cell C would not be required to repurchase any airtime from the Company during any specific month. The Company has agreed to notify Cell C prior to selling any of this airtime, however, there is no restriction placed on the Company on the sale of the airtime.

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

Currency exchange risk

The Company is subject to currency exchange risk because it purchases components for its safe assets, that the Company assembles, and inventories that it is required to settle in other currencies, primarily the euro, renminbi, and U.S. dollar. The Company has used forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand (“ZAR”), on the one hand, and the U.S. dollar and the euro, on the other hand.

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

4. Fair value of financial instruments (continued)

Risk management (continued

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

Consumer microlending credit risk

The Company is exposed to credit risk in its Consumer microlending activities, which provides unsecured short-term loans to qualifying customers. Credit bureau checks as well as an affordability test are conducted as part of the origination process, both of which are line with local regulations. The Company considers this policy to be appropriate because the affordability test it performs takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses. Additional allowances may be required should the ability of its customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including ongoing evaluation of the creditworthiness of each customer.

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

4. Fair value of financial instruments (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company’s Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C, a significant mobile telecoms provider in South Africa. The Company used a discounted cash flow model developed by the Company to determine the fair value of its investment in Cell C as of March 31, 2023 and June 30, 2022, respectively, and valued Cell C at $0.0 (zero) and $0.0 (zero) as of March 31, 2023, and June 30, 2022, respectively. The Company incorporates the payments under Cell C’s lease liabilities into the cash flow forecasts and assumes that Cell C’s deferred tax assets would be utilized over the forecast period. The Company has increased the marketability discount from 10% to 20% and the minority discount from 15% to 30% due to the reduction in our shareholding percentage from 15% to 5% as well as current market conditions. The Company utilized the latest revised business plan provided by Cell C management for the period ended December 31, 2025, for the March 31, 2023, and June 30, 2022 valuations. Adjustments have been made to the WACC rate to reflect the Company’s assessment of risk to Cell C achieving its business plan.

The following key valuation inputs were used as of March 31, 2023 and June 30, 2022:

Weighted Average Cost of Capital ("WACC"):	Between 20% and 31% over the period of the forecast
Long term growth rate:	4.5% (3% as of June 30, 2022)
Marketability discount:	20% (10% as of June 30, 2022)
Minority discount:	30% (15% as of June 30, 2022)
Net adjusted external debt - March 31, 2023:(1)	ZAR 8 billion ($0.4 billion), no lease liabilities included
Net adjusted external debt - June 30, 2022:(2)	ZAR 13.5 billion ($0.8 billion), no lease liabilities included

(1) translated from ZAR to U.S. dollars at exchange rates applicable as of March 31, 2023.

(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2022.

The following table presents the impact on the carrying value of the Company’s Cell C investment of a 1.0% increase and 1.25% decrease in the WACC rate and the EBITDA margins respectively used in the Cell C valuation on March 31, 2023, all amounts translated at exchange rates applicable as of March 31, 2023:

Sensitivity for fair value of Cell C investment	1.0% increase	1.25% decrease
WACC rate	$-	$26
EBITDA margin	$134	$-

The fair value of the Cell C shares as of March 31, 2023, represented 0% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and that there will be short-term equity price volatility with respect to these shares particularly given that Cell C remains in a turnaround process.

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

The Company had no outstanding foreign exchange contracts as of March 31, 2023, and June 30, 2022.

4. Fair value of financial instruments (continued)

Financial instruments (continued)

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

The Company marked-to-market the synthetic forwards as of December 31, 2021, using a Black-Scholes option pricing model which determined the respective fair value of the options utilizing appropriate market parameters, and recorded an unrealized loss of $2.4 million during the three months ended December 31, 2021. These currency options matured on February 24, 2022. The Company generated a realized gain of $3.7 million upon maturity. During the three and nine months ended March 31, 2022, the Company recorded a net gain of $6.1 million (which includes the reversal of the $2.4 million unrealized loss which was previously recorded) and $3.7 million, respectively. The net gain is included in the caption gain related to fair value adjustment to currency options in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022.

The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2023, according to the fair value hierarchy:

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Investment in Cell C	$-	$-	$-	$-
Related to insurance business:
Cash, cash equivalents and restricted cash (included in other long-term assets)	270	-	-	270
Fixed maturity investments (included in cash and cash equivalents)	2,188	-	-	2,188
Foreign exchange contracts	-	-	-	-
Total assets at fair value	$2,458	$-	$-	$2,458

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

There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2023 and 2022, respectively.

There was no movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the three and nine months ended March 31, 2023 and 2022.

Summarized below is the movement in the carrying value of assets and liabilities measured at fair value on a recurring basis, and categorized within Level 3, during the nine months ended March 31, 2023:

Carrying value
Assets
Balance as of June 30, 2022	$-
Foreign currency adjustment(1)	-
Balance as of March 31, 2023	$-

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

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of March 31, 2023, and June 30, 2022, was as follows:

	March 31,	June 30,
	2023	2022
Finbond Group Limited (“Finbond”)	27.8%	29.3%
Sandulela Technology (Pty) Ltd ("Sandulela")	49.0%	49.0%
Carbon Tech Limited (“Carbon”)	-%	25.0%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50.0%	50.0%

Finbond

As of March 31, 2023, the Company owned 221,160,966 shares in Finbond representing approximately 27.8% of its issued and outstanding ordinary shares. Finbond is listed on the Johannesburg Stock Exchange (“JSE”) and its closing price on March 31, 2023, the last trading day of the month, was ZAR 0.30 per share. The market value, using the March 31, 2023, closing price, of the Company’s holding in Finbond on March 31, 2023, was ZAR 66.3 million ($3.7 million translated at exchange rates applicable as of March 31, 2023).

The Company sold 17,357,346 and 24,818,937 shares in Finbond for cash during the three and nine months ended March 31, 2023, respectively, and recorded a loss of $0.3 million and $0.4 million, which is included in the caption net gain on disposal of equity-accounted investments in the Company’s unaudited condensed consolidated statements of operations.

The following table presents the calculation of the loss on disposal of Finbond shares during the three and nine months ended March 31, 2023:

	Three months ended March 31,	Nine months ended March 31,
	2023	2023
Loss on disposal of Finbond shares:
Consideration received in cash	$254	$395
Less: carrying value of Finbond shares sold	(349)	(509)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss	(243)	(342)
Add: release of stock-based compensation charge related to equity-accounted investment	9	13
Loss on sale of Finbond shares	$(329)	$(443)

The Company did not identify any impairment indicators as of March 31, 2023. The Company considered the combination of the ongoing losses incurred and reported by Finbond and its lower share price as impairment indicators as of September 30, 2022. The Company performed an impairment assessment of its holding in Finbond as of September 30, 2022. The Company recorded an impairment loss of $1.1 million during the nine months ended March 31, 2023, related to the other-than-temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s carrying value (before the impairment). There continues to be limited trading in Finbond shares on the JSE because a small number of shareholders own approximately 80% of its issued and outstanding shares between them. The Company calculated a fair value per share for Finbond by applying a liquidity discount of 25% to the September 30, 2022, Finbond closing price of ZAR 0.49. The Company increased the liquidity discount from 15% (used in the previous impairment assessment) to 25% (used in the September 30, 2022 assessment) as a result of the ongoing limited trading activity observed on the JSE.

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Carbon

In September 2022, the Company, through its wholly-owned subsidiary, Net1 Applied Technologies Netherlands B.V. (“Net1 BV”), entered into a binding term sheet with the Etobicoke Limited (“Etobicoke”) to sell its entire interest, or 25%, in Carbon to Etobicoke for $0.5 million and a loan due from Carbon, with a face value of $3 million, to Etobicoke for $0.75 million. Both the equity interest and the loan had a carrying value of $0 (zero) at June 30, 2022. The parties have agreed that Etobicoke pledge the Carbon shares purchased as security for the amounts outstanding under the binding term sheet.

The Company received $0.25 million on closing and the outstanding balance due by Etobicoke is expected to be paid as follows: (i) $0.25 million on September 30, 2023, and (ii) the remaining amount, of $0.75 million in March 2024. Both amounts are included in the caption accounts receivable, net and other receivables in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2023. The Company has allocated the $0.25 million received to the sale of the equity interest and will allocate the funds received first to the sale of the equity interest and then to the loans.

The Company currently believes that the fair value of the Carbon shares provided as security is $0 (zero), which is in line with the carrying value as of June 30, 2022, and has created an allowance for doubtful loans receivable related to the $1.0 million due from Etobicoke. The Company did not incur any significant transaction costs. The Company has included the gain of $0.25 million related to the sale of the Carbon equity interest in the caption net gain on disposal of equity-accounted investments in the Company’s unaudited condensed consolidated statements of operations.

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

5.Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments and loans provided to equity-accounted investments during the nine months ended March 31, 2023:

	Finbond	Other(1)	Total
Investment in equity
Balance as of June 30, 2022	$5,760	$101	$5,861
Stock-based compensation	6	-	6
Comprehensive income:	26	49	75
Other comprehensive income	2,657	-	2,657
Equity accounted (loss) earnings	(2,631)	49	(2,582)
Share of net (loss) earnings	(1,521)	49	(1,472)
Impairment	(1,110)	-	(1,110)
Dividends received	-	(21)	(21)
Disposal of Finbond shares	(506)	-	(506)
Foreign currency adjustment(2)	(711)	(9)	(720)
Balance as of March 31, 2023	$4,575	$120	$4,695

Investment in loans:
Balance as of June 30, 2022	$-	$-	$-
Loans granted	-	112	112
Loans repaid	-	(112)	(112)
Foreign currency adjustment(2)	-	-	-
Balance as of March 31, 2023	$-	$-	$-
	Equity	Loans	Total
Carrying amount as of :
June 30, 2022	$5,861	$-	$5,861
March 31, 2023	$4,695	$-	$4,695

(1) Includes Carbon, Sandulela, and SmartSwitch Namibia;

(2) The foreign currency adjustment represents the effects of the fluctuations of the ZAR, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

5.Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of March 31, 2023, and June 30, 2022:

	March 31,	June 30,
	2023	2022

Total equity investments	$76,297	$76,297
Investment in 5% of Cell C (June 30, 2022: 15%) at fair value (Note 4)	-	-
Investment in 10% of MobiKwik (June 30, 2022: 10%)(1)	76,297	76,297
Investment in 87.5% of CPS (June 30, 2022: 87.5%) at fair value(1)(2)	-	-
Policy holder assets under investment contracts (Note 7)	270	371
Reinsurance assets under insurance contracts (Note 7)	1,502	1,424
Total other long-term assets	$78,069	$78,092

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

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of March 31, 2023:

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

Summarized below are the components of the Company’s equity securities without readily determinable fair value and held to maturity investments as of June 30, 2022:

	Cost basis	Unrealized holding	Unrealized holding	Carrying
		gains	losses	value
Equity securities:
Investment in MobiKwik	$26,993	$49,304	$-	$76,297
Investment in CPS	-	-	-	-
Held to maturity:
Investment in Cedar Cellular notes	-	-	-	-
Total	$26,993	$49,304	$-	$76,297

6.Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2023:

	Gross value	Accumulated impairment	Carrying value
Balance as of June 30, 2022	$175,476	$(12,819)	$162,657
Foreign currency adjustment (1)	(14,279)	593	(13,686)
Balance as of March 31, 2023	$161,197	$(12,226)	$148,971

(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar on the carrying value.

Refer to Note 17 for additional information regarding changes to the Company’s reportable segments during the nine months ended March 31, 2023. Goodwill has been allocated to the Company’s reportable segments as follows:

	Consumer	Merchant	Carrying value
Balance as of June 30, 2022	$-	$162,657	$162,657
Foreign currency adjustment (1)	-	(13,686)	(13,686)
Balance as of March 31, 2023	$-	$148,971	$148,971

(1) The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar on the carrying value.

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of intangible assets as of March 31, 2023, and June 30, 2022:

	As of March 31, 2023			As of June 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Customer relationships	$26,443	$(11,720)	$14,723	$26,937	$(9,140)	$17,797
Software, integrated platform and unpatented technology	117,232	(11,579)	105,653	127,785	(3,075)	124,710
FTS patent	2,153	(2,153)	-	2,352	(2,352)	-
Brands and trademarks	14,664	(2,690)	11,974	16,018	(1,823)	14,195
Total finite-lived intangible assets	$160,492	$(28,142)	$132,350	$173,092	$(16,390)	$156,702

Aggregate amortization expense on the finite-lived intangible assets for the three months ended March 31, 2023 and 2022, was approximately $3.8 million and $0.1 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the nine months ended March 31, 2023 and 2022, was approximately $11.6 million and $0.1 million, respectively. Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on March 31, 2023, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2023 (three months ended June 30, 2023)	$3,791
Fiscal 2024	15,170
Fiscal 2025	15,170
Fiscal 2026	15,170
Fiscal 2027	15,114
Thereafter	67,935
Total future estimated annual amortization expense	$132,350

7.Assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the nine months ended March 31, 2023:

	Reinsurance Assets(1)	Insurance contracts(2)
Balance as of June 30, 2022	$1,424	$(1,955)
Increase in policy holder benefits under insurance contracts	777	(4,734)
Claims and decrease in policyholders’ benefits under insurance contracts	(574)	4,471
Foreign currency adjustment(3)	(125)	171
Balance as of March 31, 2023	$1,502	$(2,047)

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the nine months ended March 31, 2023:

	Assets(1)	Investment contracts(2)
Balance as of June 30, 2022	$371	$(349)
Increase in policy holder benefits under investment contracts	13	(13)
Claims and decrease in policyholders’ benefits under investment contracts	(80)	80
Foreign currency adjustment (3)	(34)	28
Balance as of March 31, 2023	$270	$(254)

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

RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings

Long-term borrowings - Facility G and Facility H

On March 16, 2023, the Company, through Lesaka Technologies (Pty) Ltd (“Lesaka SA”), entered into a Fifth Amendment and Restatement Agreement, which includes, among other agreements, an Amended and Restated Common Terms Agreement (“CTA”), an Amended and Restated Senior Facility G Agreement (“Facility G Agreement”) and an Amended and Restated Senior Facility H Agreement (“Facility H Agreement”) (collectively, the “Loan Documents”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB” or the “Lenders”).

Amendments to the CTA include an amendment to the asset cover ratio to change the Covenant Equity Value (as defined in the CTA) definition to include 90% of the book value of the Moneyline Financial Service Proprietary Limited receivables, and to deduct the net debt (as defined in the CTA) of Cash Connect Management Solutions Proprietary Limited (“CCMS”) and K2021 Proprietary Limited (“K2021”) from the respective CCMS and K2021 valuations. When determining the Covenant Equity Value, the value of the aggregate of the CCMS Equity Value (as defined in the CTA) and the K2021 Equity Value (as defined in the CTA) must be at least 50 per cent of the Covenant Equity Value. To the extent that the value of the aggregate of the CCMS Equity Value and the K2021 Equity Value is not at least 50 per cent of the Covenant Equity Value, the Covenant Equity Value will be reduced so that the aggregate of the CCMS Equity Value and the K2021 Equity Value is 50 per cent of the Covenant Equity Value. The amendments also include the removal of a requirement to maintain a minimum group cash balance.

Pursuant to the Facility G Agreement, Lesaka SA may borrow up to an aggregate of approximately ZAR 708.6 million. Facility G now includes a term loan of ZAR 508.6 million and a revolving credit facility of up to ZAR 200 million. Pursuant to the Facility H Agreement, Lesaka SA may borrow up to an aggregate of approximately ZAR 357.4 million. Interest on Facility G and Facility H (together, the “Facilities”) is based on the 3-month Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin, as a result of the amendment, from January 1, 2023 of: (i) 5.50% for as long as the aggregate balance under the Facilities is greater than ZAR 800 million; (ii) 4.25% if the aggregate balance under the Facilities is equal to or less than ZAR 800 million, but greater than ZAR 350 million; or (iii) 2.50% if the aggregate balance under the Facilities is less than ZAR 350 million.

Interest on the Facilities may be capitalized to each of the facilities, and will be repaid on the maturity date, provided that the sum of the outstanding facility (including interest and fees) plus any accrued interest does not exceed 1.2 times of the Facilities outstanding balance. Any interest that exceeds this cap must be settled in full on a quarterly basis.

Lesaka SA will pay a quarterly commitment fee computed at a rate of 35% of the Applicable Margin (as defined in the CTA) on the amount of the revolving credit facility outstanding and such commitment fee will also be capitalized, subject to the cap discussed above.

Available short-term facility - Facility E

As of March 31, 2023, the aggregate amount of the Company’s short-term South African overdraft facility with RMB was ZAR 1.4 billion ($78.7 million). As of March 31, 2023, the Company had utilized approximately ZAR 0.7 billion ($37.7 million) of this overdraft facility. This overdraft facility may only be used to fund ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered restricted cash. The interest rate on this facility is equal to the prime rate. The prime rate on March 31, 2023, was 11.25%.

Connect Facilities, comprising long-term borrowings and a short-term facility

As of March 31, 2023, the Connect Facilities include (i) an overdraft facility (general banking facility) of ZAR 205.0 million (of which ZAR 170.0 million has been utilized); (ii) Facility A of ZAR 700.0 million; (iii) Facility B of ZAR 550.0 million (both fully utilized); and (iv) an asset-backed facility of ZAR 200.0 million (of which ZAR 139.2 million has been utilized).

In February 2023, the Company, through CCMS, obtained a ZAR 175.0 million temporary increase in its overdraft facility for a period of four months to specifically fund the purchase of prepaid airtime vouchers. This temporary increase is repayable in four equal monthly instalments of ZAR 43.8 million and which commenced in March 2023. Interest at the South Africa prime rate less 0.1% is payable on a monthly basis.

8.Borrowings (continued)

South Africa (continued)

Connect Facilities, comprising long-term borrowings and a short-term facility (continued)

On March 22, 2023, the Company, through CCMS, entered into a First Amendment and Restatement Agreement, which includes, among other agreements, an Amended and Restated Facilities Agreement (“CCMS Facilities Agreement”) with RMB. The CCMS Facilities Agreement was amended to increase the Facility B available under the CCMS Facilities Agreement by ZAR 200.0 million to ZAR 550.0 million. The final maturity date has been extended to December 31, 2027, and scheduled principal repayments have been amended, with the first scheduled repayment commencing from March 31, 2026.

CCC Revolving Credit Facility, comprising long-term borrowings

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

Pursuant to the Loan Document, CCC may borrow up to an aggregate of ZAR 300.0 million (“CCC Revolving Credit Facility”) for the sole purposes of funding CCC’s consumer lending business, providing a limited recourse loan to K2020, settling up to ZAR 35.0 million related to an intercompany loan to CCC’s direct parent, and paying the structuring and execution fee and legal costs. The Revolving Credit Facility replaces K2020’s existing lending arrangement and increases the borrowings available to facilitate further growth of the business.

Interest on the Revolving Credit Facility is payable on the last business day of each calendar month and is based on the South African prime rate in effect from time to time plus a margin of 0.95% per annum.

The Company paid a non-refundable structuring and execution fee of ZAR 1.7 million, or $0.1 million, including value added taxation, to the Lenders on closing.

As of March 31, 2023, the amount of the CCC Revolving Credit Facility was ZAR 300.0 million (of which ZAR 245.5 million has been utilized).

RMB facility, comprising indirect facilities

As of March 31, 2023, the aggregate amount of the Company’s short-term South African indirect credit facility with RMB was ZAR 135.0 million ($7.6 million), which includes facilities for guarantees, letters of credit and forward exchange contracts. As of March 31, 2023 and June 30, 2022, the Company had utilized approximately ZAR 33.1 million ($1.9 million) and ZAR 5.1 million ($0.3 million), respectively, of its indirect and derivative facilities of ZAR 135.0 million (June 30, 2022: ZAR 135.0 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

Nedbank facility, comprising short-term facilities

As of March 31, 2023, the aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 156.6 million ($8.8 million). The credit facility represents indirect and derivative facilities of up to ZAR 156.6 million ($8.8 million), which include guarantees, letters of credit and forward exchange contracts.

As of March 31, 2023 and June 30, 2022, the Company had utilized approximately ZAR 2.1 million ($0.1 million) and ZAR 92.1 million ($5.7 million), respectively, of its indirect and derivative facilities of ZAR 156.6 million (June 30, 2022: ZAR 156.6 million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

8.Borrowings (continued)

Movement in short-term credit facilities

Summarized below are the Company’s short-term facilities as of March 31, 2023, and the movement in the Company’s short-term facilities from as of June 30, 2022 to as of March 31, 2023:

	RMB	RMB	RMB	Nedbank
	Facility E	Indirect	Connect(4)	Facilities	Total
Short-term facilities available as of March 31, 2023	$78,680	$7,587	$11,521	$8,798	$106,586
Overdraft	-	-	11,521	-	11,521
Overdraft restricted as to use for ATM funding only	78,680	-	-	-	78,680
Indirect and derivative facilities	-	7,587	-	8,798	16,385

Movement in utilized overdraft facilities:
Restricted as to use for ATM funding only	51,338	-	-	-	51,338
No restrictions as to use	-	-	14,880	-	14,880
Balance as of June 30, 2022	51,338	-	14,880	-	66,218
Utilized	431,150	-	10,338	-	441,488
Repaid	(441,083)	-	(7,205)	-	(448,288)
Foreign currency adjustment(1)	(3,674)	-	(1,083)	-	(4,757)
Balance as of March 31, 2023	37,731	-	16,930	-	54,661
Restricted as to use for ATM funding only	37,731	-	-	-	37,731
No restrictions as to use	$-	$-	$16,930	$-	$16,930

Interest rate as of March 31, 2023 (%)(2)	11.25	-	11.15	-

Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2022	$-	$313	$-	$5,654	$5,967
Guarantees cancelled(3)	-	-	-	(5,171)	(5,171)
Utilized	-	1,609	-	-	1,609
Foreign currency adjustment(1)	-	(62)	-	(364)	(426)
Balance as of March 31, 2023	$-	$1,860	$-	$119	$1,979

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) Facility E interest set at prime and the Connect facility at prime less 0.10%.

(3) Represents the cancellation of the guarantee with supplier amounting to ZAR 90 million ($5.2 million) which is no longer required due the reduction in the volume and value of transactions processed.

(4) The amount available under this facility excludes the ZAR 175.0 million temporary facility obtained in February 2023. The balance outstanding as of March 31, 2023, includes the outstanding balance of ZAR 131.25 million (or $7.4 million utilizing the exchange rate as of March 31, 2023) related to this temporary facility.

8.Borrowings (continued)

Movement in long-term borrowings

Summarized below is the movement in the Company’s long-term borrowing from as of as of June 30, 2022 to as of March 31, 2023:

	Facilities
	G & H	A&B	K2020/ CCC	Asset backed	Total
Included in current	$-	$4,604	$-	$2,200	$6,804
Included in long-term	63,354	59,868	8,346	3,274	134,842
Opening balance as of June 30, 2022	63,354	64,472	8,346	5,474	141,646
Facilities utilized	-	10,947	7,377	4,686	23,010
Facilities repaid	(322)	(2,151)	(985)	(1,834)	(5,292)
Non-refundable fees paid	(500)	-	(100)	-	(600)
Non-refundable fees amortized	565	45	32	-	642
Capitalized interest	3,261	-	-	-	3,261
Capitalized interest repaid	(12)	-	-	-	(12)
Foreign currency adjustment(1)	(5,378)	(5,108)	(952)	(504)	(11,942)
Closing balance as of March 31, 2023	60,968	68,205	13,718	7,822	150,713
Included in current	-	-	-	3,515	3,515
Included in long-term	60,968	68,205	13,718	4,307	147,198
Unamortized fees	(840)	(248)	(81)	-	(1,169)
Due within 2 years	-	-	13,799	3,025	16,824
Due within 3 years	61,808	1,756	-	1,194	64,758
Due within 4 years	-	7,377	-	88	7,465
Due within 5 years	$-	$59,320	$-	$-	$59,320

Interest rates as of March 31, 2023 (%):	13.46	11.71	12.20	12.00
Base rate (%)	7.96	7.96	11.25	11.25
Margin (%)	5.50	3.75	0.95	0.75
Footnote number	(2)(3)(4)	(5)	(6)	(7)

(1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.

(2) Prior to the amendment in March 2023, interest on Facility G was calculated based on the 3-month JIBAR in effect from time to time plus a margin of (i) 3.00% per annum until January 13, 2023; and then (ii) from January 14, 2023, (x) 2.50% per annum if the Facility G balance outstanding is less than or equal to ZAR 250.0 million, or (y) 3.00% per annum if the Facility G balance is between ZAR 250.0 million to ZAR 450.0 million, or (z) 3.50% per annum if the Facility G balance is greater than ZAR 450.0 million. The interest rate shall increase by a further 2.00% per annum in the event of default (as defined in the Loan Documents).

(3) Prior to the amendment in March 2023, interest on Facility H is calculated based on JIBAR in effect from time to time plus a margin of 2.00% per annum which increases by a further 2.00% per annum in the event of default (as defined in the Loan Documents).

(4) Interest on Facility G and Facility H is calculated based on the 3-month JIBAR in effect from time to time plus a margin of, from January 1, 2023: (i) 5.50% for as long as the aggregate balance under the Facilities is greater than ZAR 800 million; (ii) 4.25% if the aggregate balance under the Facilities is equal to or less than ZAR 800 million, but greater than ZAR 350 million; or (iii) 2.50% if the aggregate balance under the Facilities is less than ZAR 350 million

(5) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin, of 3.75%, in effect from time to time.

(6) Interest is charged at prime plus 0.95% per annum on the utilized balance.

(7) Interest is charged at prime plus 0.75% per annum on the utilized balance.

Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense on the condensed consolidated statement of operations during the three and nine months ended March 31, 2023, was $3.0 million and $9.2 million, respectively. There was no interest expense incurred during the three and nine months ended March 31, 2022. Prepaid facility fees amortized included in interest expense during the three and nine months ended March 31, 2023, were $0.2 million and $0.6 million, respectively. There was no prepaid facility fee amortization during the three and nine months ended March 31, 2022. Interest expense incurred under the Company’s K2020 and CCC facilities relates to borrowings utilized to fund a portion of the Company’s merchant finance loans receivable and this interest expense of $0.3 million and $1.0 million, respectively, is included in the caption cost of goods sold, IT processing, servicing and support on the condensed consolidated statement of operations for the three and nine months ended March 31, 2023.

9.Other payables

Summarized below is the breakdown of other payables as of March 31, 2023, and June 30, 2022:

	March 31,	June 30,
	2023	2022
Accruals	$11,596	$9,948
Provisions	5,783	7,365
Value-added tax payable	784	845
Payroll-related payables	999	1,306
Participating merchants' settlement obligation	103	114
Vendor consideration due to sellers of Connect	-	1,459
Other	12,236	13,325
	$31,501	$34,362

Other includes transactions-switching funds payable, deferred income, client deposits and other payables.

10.Capital structure

Issue of shares to Connect sellers pursuant to April 2022 transaction

The total purchase consideration pursuant to the Connect acquisition in April 2022 includes 3,185,079 shares of the Company’s common stock. These shares of common stock will be issued in three equal tranches on each of the first, second and third anniversaries of the April 14, 2022 closing. The Company legally issued 1,061,693 shares of its common stock, representing the first tranche, to the Connect sellers in April 2023, and this had no impact on the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes during the nine months ended March 31, 2023 because the 3,185,079 shares are included in the number of shares, net of treasury, as of June 30, 2022, and March 31, 2023.

Impact of non-vested equity shares on number of shares, net of treasury

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2023 and 2022, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested as of March 31, 2023 and 2022, respectively:

	March 31,	March 31,
	2023	2022

Number of shares, net of treasury:
Statement of changes in equity	63,743,900	57,921,062
Non-vested equity shares that have not vested as of end of period	3,194,463	1,248,391
Number of shares, net of treasury, excluding non-vested equity shares that have not vested	60,549,437	56,672,671

11.Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive loss per component during the three months ended March 31, 2023:

	Three months ended
	March 31, 2023
	Accumulated foreign currency translation reserve	Total
Balance as of January 1, 2023	$(176,238)	$(176,238)
Release of foreign currency translation reserve related to the disposal of Finbond equity securities (Note 5)	243	243
Movement in foreign currency translation reserve related to equity-accounted investment	216	216
Movement in foreign currency translation reserve	(9,775)	(9,775)
Balance as of March 31, 2023	$(185,554)	$(185,554)

11.Accumulated other comprehensive loss (continued)

The table below presents the change in accumulated other comprehensive loss per component during the three months ended March 31, 2022:

	Three months ended
	March 31, 2022
	Accumulated foreign currency translation reserve	Total
Balance as of January 1, 2022	$(157,879)	$(157,879)
Release of foreign currency translation reserve related to disposal of Finbond equity securities	583	583
Movement in foreign currency translation reserve	14,831	14,831
Balance as of March 31, 2022	$(142,465)	$(142,465)

The table below presents the change in accumulated other comprehensive loss per component during the nine months ended March 31, 2023:

	Nine months ended
	March 31, 2023
	Accumulated foreign currency translation reserve	Total
Balance as of July 1, 2022	$(168,840)	$(168,840)
Release of foreign currency translation reserve related to disposal of Finbond equity securities (Note 5)	342	342
Movement in foreign currency translation reserve related to equity-accounted investment	2,657	2,657
Movement in foreign currency translation reserve	(19,713)	(19,713)
Balance as of March 31, 2023	$(185,554)	$(185,554)

The table below presents the change in accumulated other comprehensive loss per component during the nine months ended March 31, 2022:

a		Nine months ended
		March 31, 2022
		Accumulated foreign currency translation reserve	Total
	Balance as of July 1, 2021	$(145,721)	$(145,721)
	Release of foreign currency translation reserve related to disposal of Finbond equity securities	583	583
	Movement in foreign currency translation reserve related to equity-accounted investment	(644)	(644)
	Movement in foreign currency translation reserve	3,317	3,317
	Balance as of March 31, 2022	$(142,465)	$(142,465)

During the three and nine months ended March 31, 2023, the Company reclassified $0.2 million and $0.3 million, respectively, from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond (refer to Note 5). During the three and nine months ended March 31, 2022, the Company reclassified $0.6 million from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond.

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

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the nine months ended March 31, 2023 and 2022:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($'000)	Weighted average grant date fair value ($)

Outstanding - June 30, 2022	926,225	4.14	6.60	1,249	1.60
Exercised	(147,326)	3.04	-	190	-
Forfeited	(66,959)	3.66	-	-	1.64
Outstanding - March 31, 2023	711,940	4.41	5.42	670	1.67

Outstanding - June 30, 2021	1,294,832	3.93	7.68	1,624	1.45
Granted – February 2022	137,620	4.87	10.00	235	1.71
Exercised	(249,521)	3.05	-	470	-
Forfeited	(188,332)	4.14	-	-	1.50
Outstanding - March 31, 2022	994,599	4.25	6.86	1,884	1.64

No stock options were awarded during the three and nine months ended March 31, 2023. The Company awarded 137,620 stock options to employees during the three and nine months ended March 31, 2022. Employees forfeited 66,959 and 94,404 stock options during the three months ended March 31, 2023 and 2022, respectively. Employees forfeited 66,959 and 188,332 stock options during the nine months ended March 31, 2023 and 2022, respectively.

During the three and nine months ended March 31, 2023, an employee delivered 23,934 shares of the Company’s common stock to exercise 37,500 stock options with an aggregate strike price of $0.1 million. These 23,934 shares of common stock have been included in the Company’s treasury stock. The employee also elected to deliver 6,105 shares of the Company’s common stock to settle income taxes arising upon exercise of the stock options, and these shares have also been included in the Company’s treasury stock. During the nine months ended March 31, 2023, the Company received approximately $0.4 million from the exercise of 147,326 stock options. During the three and nine months ended March 31, 2022, the Company received approximately $0.02 million and $0.8 million from the exercise of ,6668 and 249,521 stock options, respectively.

The following table presents stock options vested and expected to vest as of March 31, 2023:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Vested and expecting to vest - March 31, 2023	711,940	4.41	5.42	670

These options have an exercise price range of $3.01 to $11.23.

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options that are exercisable as of March 31, 2023:

	Number of shares	Weighted average exercise price ($)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value ($’000)

Exercisable - March 31, 2023	531,479	4.63	4.56	474

During the three months ended March 31, 2023, 35,649 stock options became exercisable. No stock options became exercisable during the three months ended March 31, 2022. During the nine months ended March 31, 2023 and 2022, respectively, 327,965 and 376,348 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the nine months ended March 31, 2023 and 2022:

	Number of shares of restricted stock	Weighted average grant date fair value ($’000)

Non-vested – June 30, 2022	2,385,267	11,879
Total granted	1,062,153	4,287
Granted – July 2022	32,582	172
Granted – August 2022	179,498	995
Granted – November 2022	150,000	605
Granted – December 2022	430,399	1,862
Granted – January 2023	11,806	57
Granted – December 2022, with performance conditions	257,868	596
Total vested	(234,159)	1,098
Vested – July 2022	(78,801)	410
Vested – November 2022	(59,833)	250
Vested – December 2022	(7,060)	29
Vested – February 2023	(19,179)	83
Vested – March 2023	(69,286)	326
Total granted and vested - December 2022	-	-
Granted - December 2022	300,000	1,365
Vested - December 2022	(300,000)	1,365
Forfeitures	(18,798)	9,235
Non-vested – March 31, 2023	3,194,463	14,822

Non-vested – June 30, 2021	384,560	1,123
Total Granted	893,831	4,433
Granted – July 2021	234,608	963
Granted – August 2021	44,986	192
Granted – November and December 2021	326,158	1,766
Granted – December 2021	50,300	269
Granted – February 2022	29,920	146
Granted – March 2022	207,859	1,097
Total granted and vested - November and December 2021	-	-
Granted - November and December 2021	71,647	393
Vested - November and December 2021	(71,647)	393
Forfeitures	(30,000)	(160)
Non-vested – March 31, 2022	1,248,391	5,867

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Grants

In July 2022, December 2022 and January 2023, the Company awarded 32,582, ,430399, and 11,806 shares of restricted stock, respectively, to employees and an executive officer which have time-based vesting conditions. In December 2022, the Company awarded 257,868 shares of restricted stock to executive officers which contained time and performance-based (market conditions related to share price performance) vesting conditions. The Company also agreed to match, on a one-for-one basis, (1) an employee’s purchase of up to $1.0 million worth of the Company’s shares of common stock in open market purchases, and in August 2022, the Company granted 179,498 shares of restricted stock to the employee, and (2) another employee’s purchase of up to 150,000 shares of the Company’s common stock, and in November 2022, the Company granted 150,000 shares of restricted stock to the employee. These shares of restricted stock contain time-based vesting conditions. The Company awarded 300,000 shares to an executive officer on December 31, 2022, which vested on the date of the award.

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

In August 2021, December 2021, February 2022 and March 2022, the Company awarded 44,986, 50,300, 29,920 and 207,859 shares of restricted stock, respectively, to employees which have time and performance-based (market conditions related to share price performance) vesting conditions.

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

As fully described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022, the Company granted 32,405 and 19,443 shares to an advisor during the nine months ended March 31, 2023 and 2022, respectively, which were ineligible for transfer until the earlier of December 31, 2022, or the occurrence of the agreed event.

12.Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Vesting

In July 2022, 78,801 shares of restricted stock granted to Mr. Meyer vested and he elected for 35,460 shares to be withheld to satisfy the withholding tax liability on the vesting of these shares. In November, December 2022 and February 2023, an aggregate of 86,072 shares of restricted stock granted to employees vested and they elected for 38,008 shares to be withheld to satisfy the withholding tax liability on the vesting of these shares. These 73,468 (35,460 plus 38,008) shares have been included in our treasury shares.

Forfeitures

During the three and nine months ended March 31, 2023, employees forfeited 18,798 shares of restricted stock following their termination of employment with the Company. During the three and nine months ended March 31, 2022, 30,000 shares of restricted stock were forfeited by an executive officer as the market condition (related to share price performance) was not achieved.

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge, net during the three months ended March 31, 2023 and 2022, of $1.6 million and $0.6 million, respectively, which comprised:

	Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Three months ended March 31, 2023
Stock-based compensation charge	$1,667	$-	$1,667
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(23)	-	(23)
Total - three months ended March 31, 2023	$1,644	$-	$1,644

Three months ended March 31, 2022
Stock-based compensation charge	$619	$-	$619
Reversal of stock compensation charge related to stock options and restricted stock forfeited	(5)	-	(5)
Total - three months ended March 31, 2022	$614	$-	$614

The Company recorded a stock-based compensation charge, net during the nine months ended March 31, 2023 and 2022, of $6.0 million and $1.7 million respectively, which comprised:

a		Total charge	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
	Nine months ended March 31, 2023
	Stock-based compensation charge	$5,978	$-	$5,978
	Reversal of stock compensation charge related to stock options forfeited	(23)	-	(23)
	Total - nine months ended March 31, 2023	$5,955	$-	$5,955

	Nine months ended March 31, 2022
	Stock-based compensation charge	$1,751	$-	$1,751
	Reversal of stock compensation charge related to stock options and restricted stock forfeited	(40)	-	(40)
	Total - nine months ended March 31, 2022	$1,711	$-	$1,711

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

12.Stock-based compensation (continued)

As of March 31, 2023, the total unrecognized compensation cost related to stock options was approximately $0.3 million, which the Company expects to recognize over approximately two years. As of March 31, 2023, the total unrecognized compensation cost related to restricted stock awards was approximately $11.5 million, which the Company expects to recognize over approximately three years.

As of March 31, 2023, and June 30, 2022, respectively, the Company recorded a deferred tax asset of approximately $0.5 million and $0.3 million, related to the stock-based compensation charge recognized related to employees of Lesaka. As of March 31, 2023, and June 30, 2022, respectively, the Company recorded a valuation allowance of approximately $0.5 million and $0.3 million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on the date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

13.(Loss) Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the nine months ended March 31, 2023 and 2022. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2022.

Basic (loss) earnings per share includes shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic (loss) earnings per share has been calculated using the two-class method and basic (loss) earnings per share for the nine months ended March 31, 2023 and 2022, reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted (loss) earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted (loss) earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights. The Company has excluded employee stock options to purchase 105,169 and 130,758 shares of common stock from the calculation of diluted loss per share during the nine months ended March 31, 2023, because the effect would be antidilutive. The Company has excluded employee stock options to purchase 185,902 and 172,113 shares of common stock from the calculation of diluted loss per share during the three and nine months ended March 31, 2022, because the effect would be antidilutive.

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

13.(Loss) Earnings per share (continued)

The following table presents net loss attributable to Lesaka and the share data used in the basic and diluted loss per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net loss attributable to Lesaka	$(5,820)	$(3,327)	$(23,165)	$(28,727)
Undistributed loss	(5,820)	(3,327)	(23,165)	(28,727)
Percent allocated to common shareholders
(Calculation 1)	96%	98%	96%	99%
Numerator for loss per share: basic and diluted	$(5,605)	$(3,262)	$(22,130)	$(28,299)

Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding	61,492	56,660	60,102	56,467
Effect of dilutive securities:
Denominator for diluted (loss) earnings per share: adjusted weighted average common shares outstanding and assuming conversion	61,492	56,660	60,102	56,467

Loss per share:
Basic	$(0.09)	$(0.06)	$(0.37)	$(0.50)
Diluted	$(0.09)	$(0.06)	$(0.37)	$(0.50)

(Calculation 1)
Basic weighted-average common shares outstanding (A)	61,492	56,660	60,102	56,467
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	63,854	57,791	62,913	57,322
Percent allocated to common shareholders
(A) / (B)	96%	98%	96%	99%

Options to purchase 293,949 shares of the Company’s common stock at prices ranging from $4.87 to $11.23 per share were outstanding during the three and nine months ended March 31, 2023, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. Options to purchase 408,252 shares of the Company’s common stock at prices ranging from $6.20 to $11.23 per share were outstanding during the three and nine months ended March 31, 2022, respectively, but were not included in the computation of diluted (loss) earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through February 3, 2032, were still outstanding as of March 31, 2023.

14.Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2023 and 2022:

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022

Cash received from interest	$465	$756	$1,260	$1,444
Cash paid for interest	$3,157	$788	$10,120	$2,468
Cash paid for income taxes	$436	$181	$3,495	$471

14.Supplemental cash flow information (continued)

As discussed in Note 12, during the three and nine months ended March 31, 2023, an employee exercised stock options through the delivery of 23,934 shares of the Company’s common stock at the closing price on March 7, 2023 of $4.76 under the terms of their option agreements. These shares are included in the Company’s total share count and the amount is reflected as treasury shares on the unaudited condensed consolidated balance sheet as of March 31, 2023 and unaudited condensed consolidated statement of changes in equity for the three and nine months ended March 31, 2023.

Disaggregation of cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash included on the Company’s unaudited condensed consolidated statement of cash flows includes restricted cash related to cash withdrawn from the Company’s debt facilities to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash. Cash, cash equivalents and restricted cash also includes cash in certain bank accounts that has been ceded to Nedbank. As this cash has been pledged and ceded it may not be drawn and is considered restricted as to use and therefore is classified as restricted cash as well. Refer to Note 8 for additional information regarding the Company’s facilities. The following table presents the disaggregation of cash, cash equivalents and restricted cash as of March 31, 2023 and 2022, and June 30, 2022:

	March 31, 2023	March 31, 2022	June 30, 2022
Cash and cash equivalents	$49,423	$183,712	$43,940
Restricted cash	37,849	56,336	60,860
Cash, cash equivalents and restricted cash	$87,272	$240,048	$104,800

Leases

The following table presents supplemental cash flow disclosure related to leases for the three and nine months ended March 31, 2023 and 2022:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$695	$902	$2,256	$2,665

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$290	$290	$740	$1,308

15.Revenue recognition

Disaggregation of revenue

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to reportable segments for the three months ended March 31, 2023:

	Consumer	Merchant	Total
Processing fees	$6,438	$27,541	$33,979
South Africa	6,438	26,240	32,678
Rest of world	-	1,301	1,301
Technology products	298	4,322	4,620
South Africa	298	4,254	4,552
Rest of world	-	68	68
Telecom products and services	7	83,420	83,427
South Africa	7	79,308	79,315
Rest of world	-	4,112	4,112
Lending revenue	5,052	-	5,052
Interest from customers	-	1,555	1,555
Insurance revenue	2,584	-	2,584
Account holder fees	1,419	-	1,419
Other	78	1,254	1,332
South Africa	78	1,205	1,283
Rest of world	-	49	49
Total revenue, derived from the following geographic locations	15,876	118,092	133,968
South Africa	15,876	112,562	128,438
Rest of world	$-	$5,530	$5,530

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to reportable segments for the three months ended March 31, 2022:

	Consumer	Merchant	Total
Processing fees	$7,075	$8,533	$15,608
South Africa	7,075	8,136	15,211
Rest of world	-	397	397
Technology products	40	7,877	7,917
Telecom products and services	-	1,862	1,862
Lending revenue	5,614	-	5,614
Insurance revenue	2,169	-	2,169
Account holder fees	1,434	-	1,434
Other	97	501	598
Total revenue, derived from the following geographic locations	16,429	18,773	35,202
South Africa	16,429	18,376	34,805
Rest of world	$-	$397	$397

15.Revenue recognition (continued)

Disaggregation of revenue (continued)

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to reportable segments for the nine months ended March 31, 2023:

	Consumer	Merchant	Total
Processing fees	$19,696	$83,121	$102,817
South Africa	19,696	79,175	98,871
Rest of world	-	3,946	3,946
Technology products	584	16,057	16,641
South Africa	584	15,871	16,455
Rest of world	-	186	186
Telecom products and services	13	241,352	241,365
South Africa	13	228,860	228,873
Rest of world	-	12,492	12,492
Lending revenue	14,332	-	14,332
Interest from customers	-	4,254	4,254
Insurance revenue	7,118	-	7,118
Account holder fees	4,240	-	4,240
Other	331	3,724	4,055
South Africa	331	3,583	3,914
Rest of world	-	141	141
Total revenue, derived from the following geographic locations	46,314	348,508	394,822
South Africa	46,314	331,743	378,057
Rest of world	$-	$16,765	$16,765

The following table presents the Company’s revenue disaggregated by major revenue streams, including a reconciliation to reportable segments for the nine months ended March 31, 2022:

	Consumer	Merchant	Total
Processing fees	$22,535	$25,853	$48,388
South Africa	22,535	24,633	47,168
Rest of world	-	1,220	1,220
Technology products	252	15,851	16,103
Telecom products and services	-	6,169	6,169
Lending revenue	16,171	-	16,171
Insurance revenue	6,396	-	6,396
Account holder fees	4,255	-	4,255
Other	623	2,715	3,338
Total revenue, derived from the following geographic locations	50,232	50,588	100,820
South Africa	50,232	49,368	99,600
Rest of world	$-	$1,220	$1,220

16.Leases

The Company has entered into leasing arrangements classified as operating leases under accounting guidance. These leasing arrangements relate primarily to the lease of its corporate head office, administration offices and branch locations through which the Company operates its financial services business in South Africa. The Company’s operating leases have remaining lease terms of between one and five years. The Company also operates parts of its financial services business from locations which it leases for a period of less than one year. The Company’s operating lease expense during the three months ended March 31, 2023 and 2022 was $0.7 million and $0.9 million, respectively. The Company’s operating lease expense during the nine months ended March 31, 2023 and 2022 was $2.3 million and $2.7 million, respectively. The Company does not have any significant leases that have not commenced as of March 31, 2023.

The Company has also entered into short-term leasing arrangements, primarily for the lease of branch locations and other locations, to operate its financial services business in South Africa. The Company’s short-term lease expense during the three months ended March 31, 2023 and 2022, was $1.0 million and $ 1.3 million, respectively. The Company’s short-term lease expense during the nine months ended March 31, 2023 and 2022, was $ 3.0 million and $ 3.9 million, respectively.

The following table presents supplemental balance sheet disclosure related to the Company’s right-of-use assets and its operating lease liabilities as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Right of use assets obtained in exchange for lease obligations:
Weighted average remaining lease term (years)	2.61	2.14
Weighted average discount rate (percent)	9.5	9.3

The maturities of the Company’s operating lease liabilities as of March 31, 2023, are presented below:

Maturities of operating lease liabilities
Year ended June 30,
2023 (excluding nine months to March 31, 2023)	$724
2024	2,086
2025	1,201
2026	903
2027	920
Thereafter	812
Total undiscounted operating lease liabilities	6,646
Less imputed interest	1,082
Total operating lease liabilities, included in	5,564
Operating lease liability - current	1,779
Operating lease liability - long-term	$3,785

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

The Company analyzes its business and operations in terms of two inter-related but independent operating segments: (1) Consumer Division (“Consumer”) and (2) Merchant Division (“Merchant”).

Reallocation of certain activities in Other to Merchant

During the second quarter of fiscal 2023, certain processing activities performed outside South Africa which were within the Company’s Other operating segment commenced reporting to management within its Merchant operating segment as part of the integration of Connect. The Company has allocated these operations from its Other reporting segment to Merchant in its reportable segments during the second quarter of fiscal 2023. Previously reported information has been restated.

The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended March 31, 2023 and 2022, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Merchant	$118,092	$-	$118,092
Consumer	15,876	-	15,876
Total for the three months ended March 31, 2023	$133,968	$-	$133,968

Merchant	$18,785	$12	$18,773
Consumer	16,429	-	16,429
Total for the three months ended March 31, 2022	$35,214	$12	$35,202

The reconciliation of the reportable segment’s revenue to revenue from external customers for the nine months ended March 31, 2023 and 2022, is as follows:

	Revenue
	Reportable Segment	Inter-segment	From external customers

Merchant	$348,508	$-	$348,508
Consumer	46,314	-	46,314
Total for the nine months ended March 31, 2023	$394,822	$-	$394,822

Merchant	$50,600	$12	$50,588
Consumer	50,232	-	50,232
Total for the nine months ended March 31, 2022	$100,832	$12	$100,820

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

17.Operating segments (continued)

Operating segments (continued)

The reconciliation of the reportable segments measure of profit or loss to loss before income taxes for the three and nine months ended March 31, 2023 and 2022, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Reportable segments measure of profit or loss	$9,939	$(5,290)	$26,136	$(15,933)
Operating loss: Group costs	(2,293)	(1,929)	(6,849)	(5,578)
Once-off items	(1,184)	(235)	(1,901)	(2,120)
Lease adjustments	(696)	(890)	(2,255)	(2,647)
Stock-based compensation charge adjustments	(1,644)	(614)	(5,955)	(1,711)
Depreciation and amortization	(5,975)	(463)	(17,892)	(2,084)
Gain related to fair value adjustment to currency options	-	6,120	-	3,691
Gain on disposal of equity securities	-	720	-	720
Loss on disposal of equity-accounted investment	(329)	(346)	(193)	(346)
Interest income	469	761	1,269	1,463
Interest expense	(4,984)	(691)	(13,408)	(2,272)
Loss before income taxes	$(6,697)	$(2,857)	$(21,048)	$(26,817)

The following tables summarize supplemental segment information for the three and nine months ended March 31, 2023 and 2022:

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues
Merchant	$118,092	$18,785	$348,508	$50,600
Consumer	15,876	16,429	46,314	50,232
Total	133,968	35,214	394,822	100,832

Segment Adjusted EBITDA
Merchant	8,290	1,427	25,303	4,506
Consumer(1)	1,649	(6,717)	833	(20,439)
Total Segment Adjusted EBITDA	9,939	(5,290)	26,136	(15,933)

Depreciation and amortization
Merchant	1,896	220	5,520	656
Consumer	288	226	811	1,377
Subtotal: Operating segments	2,184	446	6,331	2,033
Group costs	3,791	17	11,561	51
Total	5,975	463	17,892	2,084

Expenditures for long-lived assets
Merchant	3,020	121	10,545	198
Consumer	1,697	713	2,665	1,523
Subtotal: Operating segments	4,717	834	13,210	1,721
Group costs	-	-	-	-
Total	$4,717	$834	$13,210	$1,721

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

18.Income tax

Change in South African tax law

The South African corporate income tax rate has reduced from 28% to 27% and is effective from July 1, 2022, for all of the Company’s South African subsidiaries with income tax years commencing on July 1, 2022. The change in the income tax rate was enacted on January 5, 2023, and accordingly all deferred taxes assets and liabilities have been remeasured to the new tax rate. This has resulted in the inclusion of an income tax benefit of $1.3 million in the Company’s income tax (benefit) expense line in its unaudited condensed consolidated statements of operations for each of the three and nine months ended March 31, 2023 as a result of the reversal of a portion of the deferred tax assets and liabilities recognized as of December 31, 2022. There were no changes to the enacted tax rate during the three and nine months ended March 31, 2022.

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

For the three and nine months ended March 31, 2023, the Company’s effective tax rate was impacted by a reduction in the enacted South African corporate income tax rate from 28% to 27% from January 2023 (but backdated to July 1, 2022), the tax expense recorded by the Company’s profitable South African operations, non-deductible expenses, the on-going losses incurred by certain of the Company’s South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

Uncertain tax positions

The Company had no significant uncertain tax positions during the three and nine months ended March 31, 2023, and therefore, the Company had no accrued interest related to uncertain tax positions on its balance sheet. The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The Company has no unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of March 31, 2023, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2018. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

19.Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by South African banks. The Company is required to procure these guarantees for these third parties to operate its business

RMB has issued guarantees to these third parties amounting to ZAR 33.1 million ($1.9 million, translated at exchange rates applicable as of March 31, 2023) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 3.42% per annum to 3.44% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

Nedbank has issued guarantees to these third parties amounting to ZAR 2.1 million ($0.1 million, translated at exchange rates applicable as of March 31, 2023) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between 0.4% per annum to 1.84% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of March 31, 2023. The maximum potential amount that the Company could pay under these guarantees is ZAR 35.2 million ($2.0 million, translated at exchange rates applicable as of March 31, 2023). As discussed in Note 8, the Company has ceded and pledged certain bank accounts to Nedbank as security for the guarantees issued by them with an aggregate value of ZAR 3.0 million ($0.2 million, translated at exchange rates applicable as of March 31, 2023). The guarantees have reduced the amount available under its indirect and derivative facilities in the Company’s short-term credit facilities described in Note 8.

Contingencies

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business. Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

20.Acquisitions

2022 Acquisitions

April 2022 acquisition of Connect

On October 31, 2021, the Company entered into a Sale of Shares Agreement (the “Sale Agreement”) with the Sellers (as defined in the Sale Agreement), Cash Connect Management Solutions Proprietary Limited (“CCMS”), Ovobix (RF) Proprietary Limited (“Ovobix”), Luxiano 227 Proprietary Limited (“Luxiano”) and K2021477132 (South Africa) Proprietary Limited (“K2021” and together with CCMS, Ovobix and Luxiano, “Connect Entities”). Pursuant to the Sale Agreement, and subject to its terms and conditions, the Company’s wholly-owned subsidiary, Lesaka SA, agreed to acquire, and the Sellers agreed to sell, all of the outstanding equity interests and certain claims in the Connect Entities. The transaction closed on April 14, 2022.

The purchase price allocation related to the acquisition of the Connect Entities was finalized in February 2023, following the completion of the allocation of the goodwill identified in the transaction to the underlying identified reporting units.

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

Recent Developments

This quarter delivered continued growth for us despite prevailing macroeconomic and socio-political conditions. With the Consumer Division (“Consumer”) contributing sequential positive Segment Adjusted EBITDA, and the Merchant Division (“Merchant”) continuing to display good growth and Segment Adjusted EBITDA profitability.

Key highlights in the third quarter of fiscal 2023 include:

● outperformance by the Connect Group, within Merchant ahead of our expectations, delivering a Segment Adjusted EBITDA of ZAR 149 million for the period;

● a second consecutive quarter of Segment Adjusted EBITA profitability in Consumer, with Segment Adjusted EBITDA of ZAR 30 million in the third quarter of fiscal 2023, compared to a ZAR 105 million loss in the third quarter of fiscal 2022; and

● reporting Group Adjusted EBITDA of ZAR 137 million for the third quarter of fiscal 2023, compared with a Segment Adjusted EBITDA loss of ZAR 113 million in the third quarter of fiscal 2022.

Merchant Division outperformance

Merchant has shown significant growth in card acquiring (Kazang Pay) and Merchant Credit, in particular Capital Connect and Kazang Pay Advance. The integration of the Connect Group continues to create new opportunities within our micro small and medium enterprises (“MSME”) offering and is a business where growth is supported by secular trends underpinning financial inclusion, cash management and digitization for MSME’s.

Our Merchant offering continues to grow:

• Kazang, which is our Value-Added-Service (“VAS”) and Supplier Payments Business, has seen strong adoption by MSME’s in the informal sector, with a 52% year-on-year growth in the number of devices deployed. We had approximately 71,800 devices in field as of March 31, 2023, compared to approximately 64,500 as of December 31, 2022, and approximately 47,300 devices a year ago;

• Our automated cash management and payments business, Cash Connect, effectively puts the “bank” in approximately 4,370 merchants’ stores (compared to approximately 4,000 merchants’ stores a year ago). Cash Connect is a provider of robust cash vaults in the formal sector, and is building a presence in the informal sector. Cash Connect enables our merchant customer base to significantly mitigate their operational risks pertaining to cash management and security;

• We provide card acquiring solutions, via Card Connect in the formal sector and Kazang Pay in the informal sector. Card-enabled POS devices increased to approximately 42,000 as of March 31, 2023, compared to approximately 34,400 as of December 31, 2022, and approximately 20,300 a year ago. As a result, our card acquiring business has recorded in excess of 100% growth in devices deployed compared to year ago; and

• We provide merchants access to credit through Capital Connect and Kazang Pay Advance. We continue to see strong demand for this merchant credit offering, and disbursed ZAR 280 million during the quarter, compared to ZAR 201 million in the comparable period ended March 31, 2022.

Consumer Division achieves a second quarter of Segment Adjust EBITDA profitability and is poised for growth

Over the past four quarters we have consistently referenced the three levers underpinning our strategy of returning Consumer to profitability - cost optimization, growing active EPE account numbers and increasing ARPU through cross-selling.

The progress on our three key initiatives is as follows:

• Cost optimization

○ Successfully executed cost optimization initiatives have contributed to our achievement of two consecutive quarters of positive Segment Adjusted EBITDA, including branch rationalizations, deployment of our ATMs in third party merchant stores and reductions in our cash management expenditures. These costs savings are in addition to the realized cost savings delivered by the Project Spring initiative last year. We continue to evaluate, and implement, further optimization measures, particularly around our branch infrastructure and ATM network, as we grow Consumer.

• Driving customer acquisition

○ Our total active EasyPay Everywhere (“EPE”) transactional account base stood at approximately 1.3 million, at the end of March 31, 2023, of which approximately 1.1 million (or approximately 85%) are permanent grant recipients. The balance comprises Social Relief of Distress (“SRD”) grant recipients. As at the end of March 2023, we increased our permanent grant account base by 3% on a net basis and our total grant base by 16%, compared to a year ago. The net growth of our permanent grant recipient base has been slower than anticipated as we continue to transition the business into a sales driven, customer-centric, financial services provider;

○ Our priority is to grow our permanent grant recipient customers base, where we can build deeper relationships by offering other products such as insurance and lending. We do not offer the same breadth of service to the SRD grant base due to the more temporary nature of the grant; and

○ We continue to focus our efforts on designing and implementing products and services that we believe will enhance the lives of these people and their families. This in turn should improve account activation and utilization.

• Progress on cross selling

EasyPay Loans

o We issued approximately 210,000 loans in the quarter with the net loan book increasing 11% to ZAR 397 million on March 31, 2023, compared to ZAR 359 million in the comparable period ended March 31, 2022. The loan conversion rate continues to improve following the implementation of more targeted loan campaigns over the last quarter. The portfolio loss ratio, calculated as the loans written off during the period as a percentage of the total loan book, remains encouragingly low at around 1.00% for the quarter (i.e., approximately 4% per annum).

EasyPay Insurance

o Our insurance product sales continue to grow and is a material contributor to improvement in overall average revenue per user (“ARPU”). We have been able to improve customer penetration to approximately 28% of our active permanent grant account base as of March 31, 2023 compared to 18% in the comparable period ended March 31, 2022. Over 36,000 new policies were written during the third quarter of fiscal 2023, compared to approximately 5,500 in the comparable period ended March 31, 2022. This grew the total number of active policies to approximately 309 000 policies, up 25% compared with March 2022; and

o We have experienced a reduction in the number of insurance claims incurred following the cancellation of certain of our offerings and as a result of reduction in the number of pandemic-related deaths.

Average revenue per user

o ARPU for our permanent client base has increased to ZAR 78 for the third quarter of fiscal 2023, from ZAR 74 in the second quarter of fiscal 2023.

Impact of loadshedding

The trading environment remains challenging, including daily power cuts (known as load-shedding in South Africa). This could adversely impact our customers, especially in Merchant, where they lose valuable trading hours if they do not have access to alternative power supplies and back-up facilities to process electronic payments and value-added services. Despite these challenges, our businesses have been relatively unaffected by load-shedding; this is because our customer base is geographically diversified, and the rotational nature of load-shedding results in localized power cuts over shorter periods. Our teams have delivered growth in the Merchant and Consumer divisions, despite the impact of load shedding, demonstrating the resilience of our business model, and the validity of our offering and purpose to our target market.

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

Recent accounting pronouncements not yet adopted as of March 31, 2023

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2023, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2023	2022	2023	2022	2023
ZAR : $ average exchange rate	17.7506	15.2360	17.4641	15.0965	15.2154
Highest ZAR : $ rate during period	18.6008	15.9536	18.6008	16.2968	16.2968
Lowest ZAR : $ rate during period	16.7978	14.4916	16.2035	14.1630	14.1630
Rate at end of period	17.7936	14.5526	17.7936	14.5526	16.2903

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2023 and 2022, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Nine months ended		Year ended
Table 2	March 31,		March 31,		June 30,
	2023	2022	2023	2022	2023
Income and expense items: $1 = ZAR	17.9318	15.6119	17.4037	14.9875	15.1978
Balance sheet items: $1 = ZAR	17.7936	14.5526	17.7936	14.5526	16.2903

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

Group Adjusted EBITDA represents Segment Adjusted EBITDA after deducting group costs. Unless otherwise stated, reference to EBITDA in the discussion below refers to Segment Adjusted EBITDA. Refer also “Results of Operations—Use of Non-GAAP Measures” below.

Fiscal 2023 includes Connect for the entire quarter and year to date of fiscal 2023, and this business is not included in the results for fiscal 2022.

We analyze our business and operations in terms of two inter-related but independent operating segments: (1) Merchant Division and (2) Consumer Division. In addition, corporate activities that are impracticable to allocate directly to the operating segments, as well as any inter-segment eliminations, are included in Group costs. Inter-segment revenue eliminations are included in Corporate/ Eliminations.

Third quarter of fiscal 2023 compared to third quarter of fiscal 2022

The following factors had a significant impact on our results of operations during the third quarter of fiscal 2023 as compared with the same period in the prior year:

• Higher revenue: Our revenues increased 337% in ZAR, primarily due to the contribution from the Connect Group (“Connect”) in our Merchant Division, and an increase in account fees and insurance revenues in our Consumer division, which was partially offset by lower hardware sales revenue in our POS hardware distribution business given the lumpy nature of bulk sales;

• Lower operating losses: Operating losses decreased, delivering an improvement of 77% in ZAR compared with the prior period primarily due to the contribution from Connect, and the implementation of various cost reduction initiatives in Consumer, which was partially offset by an increase in acquisition related intangible asset amortization;

• Higher net interest charge: The net interest charge increased to ZAR 80.1 million from net interest received of ZAR 1.1 million due to the additional borrowings incurred in order to fund the acquisition of Connect as well as the debt acquired within the Connect business itself; and

• Foreign exchange movements: The U.S. dollar was 15% stronger against the ZAR during the third quarter of fiscal 2023 compared to the prior period, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3	In United States Dollars
	Three months ended March 31,
	2023	2022
	$ ’000	$ ’000	change
Revenue	133,968	35,202	281%
Cost of goods sold, IT processing, servicing and support	105,299	23,008	358%
Selling, general and administration (1)	24,547	15,142	62%
Depreciation and amortization	5,975	463	1,190%
Reorganization costs(1)	-	5,894	nm
Transaction costs related to Connect Group acquisition	-	116	nm
Operating loss	(1,853)	(9,421)	(80%)
Gain related to fair value adjustment to currency options	-	6,120	nm
Net loss on disposal of equity-accounted investments	329	346	(5%)
Gain on disposal of equity securities	-	720	nm
Interest income	469	761	(38%)
Interest expense	4,984	691	621%
Loss before income tax (benefit) expense	(6,697)	(2,857)	134%
Income tax (benefit) expense	(860)	470	nm
Net loss before earnings from equity-accounted investments	(5,837)	(3,327)	75%
Earnings from equity-accounted investments	17	-	nm
Net loss attributable to us	(5,820)	(3,327)	75%

(1) Reorganization costs have been increased by $42,000 and selling, general and administration has been decreased by $42,000 during the three and nine months ended March 31, 2022, to adjust for a misallocation between the two captions.

Table 4	In South African Rand
	Three months ended March 31,
	2023	2022
	ZAR ’000	ZAR ’000	change
Revenue	2,402,288	549,571	337%
Cost of goods sold, IT processing, servicing and support	1,888,201	359,199	426%
Selling, general and administration	440,172	237,051	86%
Depreciation and amortization	107,143	7,228	1,382%
Reorganization costs	-	91,361	nm
Transaction costs related to Connect Group acquisition	-	1,811	nm
Operating loss	(33,228)	(147,079)	(77%)
Gain related to fair value adjustment to currency options	-	95,545	nm
Net loss on disposal of equity-accounted investments	5,900	5,402	9%
Gain on disposal of equity securities	-	11,241	nm
Interest income	8,410	11,881	(29%)
Interest expense	89,372	10,788	728%
Loss before income tax (benefit) expense	(120,090)	(44,602)	169%
Income tax (benefit) expense	(15,422)	7,338	nm
Net loss before earnings from equity-accounted investments	(104,668)	(51,940)	102%
Earnings from equity-accounted investments	305	-	nm
Net loss attributable to us	(104,363)	(51,940)	101%

The increase in revenue was primarily due to the inclusion of Connect, which has substantial low margin prepaid airtime sales in addition to its core processing revenue, and an increase in account fees and insurance revenues which was partially offset by lower ad hoc hardware sales revenue.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to the inclusion of Connect, which were partially offset by the benefits of various cost reduction initiatives in Consumer and lower insurance-related claims.

In ZAR, the increase in selling, general and administration expenses was primarily due to higher employee-related expenses related to the expansion of our senior management team, the year-over-year impact of inflationary increases on employee-related expenses and the inclusion of expenses related to Connect’s operations, which were partially offset by the benefits of various cost reduction initiatives in Consumer.

Depreciation and amortization expense increased in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022 due to the inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to the Connect acquisition, as well as the inclusion of depreciation expense related to Connect’s property, plant and equipment.

We embarked on a retrenchment process on January 10, 2022, and incurred reorganization expenses of $5.9 million during the third quarter of fiscal 2022.

Transaction costs related to the Connect Group acquisition include fees paid to external service providers for various advisory services procured during the third quarter of fiscal 2022.

Our operating loss margin for the third quarter of fiscal 2023 and 2022 was (1.4%) and (26.8%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

We did not record any changes in the fair value of equity interests in MobiKwik and Cell C during the third quarter of fiscal 2023 or 2022, respectively. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

The gain related to fair value adjustment to currency options represents the net mark-to-market adjustments to foreign exchange option contracts entered into in November 2021 in order to manage the risk of currency volatility and to fix the USD amount to be utilized for part of the Connect Group purchase consideration settlement. The foreign exchange option contract matured on February 24, 2022. Refer to Note 4 to our unaudited condensed consolidated financial statements for additional information related to these currency options.

We recorded a loss of $0.3 million during each of the third quarter of fiscal 2023 and 2022, respectively, related to the disposal of a minor portion of our investment in Finbond.

We recorded a gain of $0.7 million related to the disposal of our entire interest in an equity security during the third quarter of fiscal 2022.

Interest on surplus cash decreased to $0.5 million (ZAR 8.4 million) from $0.8 million (ZAR 11.9 million), primarily due to lower overall surplus cash balances following the acquisition of Connect.

Interest expense increased to $5.0 million (ZAR 89.4 million) from $0.7 million (ZAR 10.8 million), primarily as a result of additional interest expense incurred related to borrowings obtained to partially fund the acquisition of Connect, interest expenses incurred in Connect to fund our cash management, digitization and VAS offerings, and a higher utilization of our facilities to fund our ATMs, which was also coupled with an increase in the interest rate on those ATM facilities.

Fiscal 2023 tax benefit was $0.9 million (ZAR 15.4 million) compared to the tax expense of $0.5 million (ZAR 7.3 million) in fiscal 2022. Our effective tax rate for fiscal 2023 was impacted by a reduction in the enacted South African corporate income tax rate from 28% to 27% from January 2023 (but backdated to July 1, 2022), the tax expense recorded by our profitable South African operations, a deferred tax benefit related to acquisition-related intangible asset amortization, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity-accounted investments:

Table 5	Three months ended March 31,
	2023	2022	$ %
	$ ’000	$ ’000	change
Other	17	-	nm
Total loss from equity-accounted investments	17	-	nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 6	In United States Dollars
	Three months ended March 31,
	2023	% of	2022	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Merchant	118,092	88%	18,785	53%	529%
Consumer	15,876	12%	16,429	47%	(3%)
Subtotal: Operating segments	133,968	100%	35,214	100%	280%
Corporate/Eliminations	-	-	(12)	-	nm
Total consolidated revenue	133,968	100%	35,202	100%	281%
Segment Adjusted EBITDA:
Merchant	8,290	108%	1,427	(20%)	481%
Consumer	1,649	22%	(6,717)	93%	nm
Consumer excluding reorganization costs	1,649	22%	(823)	11%	nm
Reorganization costs	-	-	(5,894)	82%	nm
Total Segment Adjusted EBITDA	9,939	130%	(5,290)	73%	nm
Group costs	(2,293)	(30%)	(1,929)	27%	19%
Group Adjusted EBITDA	7,646	100%	(7,219)	100%	nm
Once-off items	(1,184)		(235)		404%
Stock-based compensation	(1,644)		(614)		168%
Lease adjustments	(696)		(890)		(22%)
Depreciation and amortization	(5,975)		(463)		1,190%
Total consolidated operating loss	(1,853)		(9,421)		(80%)

Table 7	In South African Rand
	Three months ended March 31,
	2023	% of	2022	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Merchant	2,117,602	88%	293,261	53%	622%
Consumer	284,686	12%	256,488	47%	11%
Subtotal: Operating segments	2,402,288	100%	549,749	100%	337%
Corporate/Eliminations	-	-	(178)	-	nm
Total consolidated revenue	2,402,288	100%	549,571	100%	337%
Segment Adjusted EBITDA:
Merchant	148,655	108%	22,290	(20%)	567%
Consumer	29,570	22%	(104,876)	93%	nm
Consumer excluding reorganization costs	29,570	22%	(13,515)	12%	nm
Reorganization costs	-	-	(91,361)	81%	nm
Total Segment Adjusted EBITDA	178,225	130%	(82,586)	73%	nm
Group costs	(41,118)	(30%)	(30,115)	27%	37%
Group Adjusted EBITDA	137,107	100%	(112,701)	100%	nm
Once-off items	(21,231)		(3,669)		479%
Stock-based compensation	(29,480)		(9,586)		208%
Lease adjustments	(12,481)		(13,895)		(10%)
Depreciation and amortization	(107,143)		(7,228)		1,382%
Total consolidated operating loss	(33,228)		(147,079)		(77%)

Merchant

Segment revenue increased due to the contribution from Connect, which was partially offset was partially offset by lower hardware sales revenue given the lumpy nature of bulk sales. The increase in EBITDA is primarily due to the inclusion of Connect, which was partially offset by lower hardware sales. Connect records a significant proportion of its airtime sales in revenue and cost of sales, while only earning a relatively small margin. This significantly depresses the EBITDA margins shown by the business.

Our EBITDA (loss) margin (calculated as EBITDA (loss) divided by revenue) for the third quarter of fiscal 2023 and 2022 was 7.0% and 7.6%, respectively.

Consumer

Segment revenue increased primarily due to higher insurance revenues, higher revenue from account holder fees given the increase in number of accounts and modest lending revenue growth. We embarked on a retrenchment process during Q3 2022 and recorded an expense of $5.9 million which is included in the EBITDA loss for that period. The cost reduction initiatives we initiated in fiscal 2022 delivered a significant reduction in the Consumer Division’s operating expenses which resulted in a positive Segment Adjusted EBITDA contribution compared with a Segment Adjusted EBITDA loss in Q2, fiscal 2022. Specifically, Q2, FY 2022 included expenses associated with discontinuing a mobile distribution network, and since then we have streamlined our branch network through reductions in certain expenses including employee-related costs, security, guarding and premises costs.

Our EBITDA margin for the third quarter of fiscal 2023 and 2022 was 10.4% and (40.9%), respectively.

Group costs

Our group costs primarily include employee related costs in relation to employees specifically hired for group roles and costs related directly to managing the US-listed entity; expenditures related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; legal fees; group and US-listed related audit fees; and directors’ and officers’ insurance premiums.

Our group costs for fiscal 2023 increased compared with the prior period due to higher employee costs and an increase in directors’ and officers’ insurance premiums.

Year to date fiscal 2023 compared to year to date fiscal 2022

The following factors had a significant impact on our results of operations during the year to date fiscal 2023 as compared with the same period in the prior year:

• Higher revenue: Our revenues increased 355% in ZAR, primarily due to the contribution from Connect in Merchant and an increase in account fees and insurance revenues in Consumer;

• Lower operating losses: Operating losses decreased, delivering an improvement of 66% in ZAR compared with the prior period primarily due to the contribution from Connect, strong hardware sales, and the implementation of various cost reduction initiatives in Consumer, which was partially offset by an increase in acquisition related intangible asset amortization;

• Higher net interest charge: The net interest charge increased to ZAR 211.3 million from ZAR 12.1 million due to the additional borrowings incurred in order to fund the acquisition of Connect as well as the debt acquired within the Connect business itself; and

• Foreign exchange movements: The U.S. dollar was 16% stronger against the ZAR during the year to date fiscal 2023 compared to the prior period, which impacted our reported results.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 8	In United States Dollars
	Nine months ended March 31,
	2023	2022
	$ ’000	$ ’000	change
Revenue	394,822	100,820	292%
Cost of goods sold, IT processing, servicing and support	314,651	67,795	364%
Selling, general and administration (1)	70,995	53,330	33%
Depreciation and amortization	17,892	2,084	759%
Reorganization costs(1)	-	5,894	nm
Transaction costs related to Connect Group acquisition	-	1,790	nm
Operating loss	(8,716)	(30,073)	(71%)
Gain related to fair value adjustment to currency options	-	3,691	nm
Net loss on disposal of equity-accounted investments	193	346	(44%)
Gain on disposal of equity securities	-	720	nm
Interest income	1,269	1,463	(13%)
Interest expense	13,408	2,272	490%
Loss before income tax (benefit) expense	(21,048)	(26,817)	(22%)
Income tax (benefit) expense	(465)	754	nm
Net loss before loss from equity-accounted investments	(20,583)	(27,571)	(25%)
Loss from equity-accounted investments	(2,582)	(1,156)	123%
Net loss attributable to us	(23,165)	(28,727)	(19%)

(1) Reorganization costs have been increased by $42,000 and selling, general and administration has been decreased by 42,000 during the three and nine months ended March 31, 2022, to adjust for a misallocation between the two captions.

Table 9	In South African Rand
	Nine months ended March 31,
	2023	2022
	ZAR ’000	ZAR ’000	change
Revenue	6,871,364	1,511,040	355%
Cost of goods sold, IT processing, servicing and support	5,476,091	1,016,078	439%
Selling, general and administration	1,235,576	799,912	54%
Depreciation and amortization	311,387	31,233	897%
Reorganization costs	-	87,706	nm
Transaction costs related to Connect Group acquisition	-	26,828	nm
Operating loss	(151,690)	(450,717)	(66%)
Gain related to fair value adjustment to currency options	-	55,319	nm
Net loss on disposal of equity-accounted investments	3,359	5,186	(35%)
Gain on disposal of equity securities	-	10,791	nm
Interest income	22,085	21,927	1%
Interest expense	233,349	34,052	585%
Loss before income tax (benefit) expense	(366,313)	(401,918)	(9%)
Income tax (benefit) expense	(8,093)	11,301	nm
Net loss before loss from equity-accounted investments	(358,220)	(413,219)	(13%)
Loss from equity-accounted investments	(44,936)	(17,326)	159%
Net loss attributable to us	(403,156)	(430,545)	(6%)

The increase in revenue was primarily due to the inclusion of Connect, which has substantial low margin prepaid airtime sales in addition to its core processing revenue and an increase in account fees and insurance revenues.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to the inclusion of Connect, which were partially offset by the benefits of various cost reduction initiatives in Consumer and lower insurance-related claims.

In ZAR, the increase in selling, general and administration expenses was primarily due to higher employee-related expenses related to the expansion of our senior management team, the year-over-year impact of inflationary increases on employee-related expenses and the inclusion of expenses related to Connect’s operations, which were partially offset by the benefits of various cost reduction initiatives in Consumer.

Depreciation and amortization expense increased in the year to date fiscal 2023 compared with the year to date fiscal 2022 due to the inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to the Connect acquisition, as well as the inclusion of depreciation expense related to Connect’s property, plant and equipment.

We embarked on a retrenchment process on January 10, 2022, and incurred reorganization expenses of $5.9 million during the year to date fiscal 2022

Transaction costs related to the Connect Group acquisition include fees paid to external service providers for various advisory services procured during fiscal 2022.

Our operating loss margin for the year to date fiscal 2023 and 2022 was (1.4%) and (26.8%), respectively. We discuss the components of operating loss margin under “—Results of operations by operating segment.”

We did not record any changes in the fair value of equity interests in MobiKwik and Cell C during the year to date fiscal 2023 and 2022, respectively. We continue to carry our investment in Cell C at $0 (zero). Refer to Note 4 for the methodology and inputs used in the fair value calculation for Cell C.

The gain related to fair value adjustment to currency options represents the realized gain related to foreign exchange option contracts entered into in November 2021 in order to manage the risk of currency volatility and to fix the USD amount to be utilized for part of the Connect Group purchase consideration settlement. The foreign exchange option contract matured on February 24, 2022.

We recorded a net loss of $0.2 million comprising a loss of $0.4 million related to the disposal of a minor portion of our investment in Finbond and a $0.25 million gain related to the disposal of our entire interest in Carbon during the year to date fiscal 2023. Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information regarding this disposal. We recorded a loss of $0.3 million related to the disposal of a minor portion of our investment in Finbond during the third quarter of fiscal 2022.

We recorded a gain of $0.7 million related to the disposal of our entire interest in an equity security during the third quarter of fiscal 2022.

In ZAR, interest on surplus cash increased to $1.3 million (ZAR 22.1 million) from $1.5 million (ZAR 21.9 million), primarily due to the inclusion of Connect, which was partially offset by lower overall surplus cash balances following the acquisition of Connect.

Interest expense increased to $13.4 million (ZAR 233.3 million) from $2.3 million (ZAR 34.1 million), primarily as a result of additional interest expense incurred related to borrowings obtained to partially fund the acquisition of Connect, interest expenses incurred in Connect to fund our cash management, digitization and VAS offerings, and a higher utilization of our facilities to fund our ATMs, which was also coupled with an increase in the interest rate on these ATM facilities.

Fiscal 2023 tax benefit was $0.5 million (ZAR 8.1 million) compared to the tax expense of $0.8 million (ZAR 11.3 million) in fiscal 2022. Our effective tax rate for fiscal 2023 was impacted by a reduction in the enacted South African corporate income tax rate from 28% to 27% from January 2023 (but backdated to July 1, 2022), the tax expense recorded by our profitable South African operations, a deferred tax benefit related to acquisition-related intangible asset amortization, non-deductible expenses, the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.

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

Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative (loss) earnings from our equity-accounted investments:

Table 10	Nine months ended March 31,
	2023	2022	$ %
	$ ’000	$ ’000	change
Finbond	(2,631)	(1,156)	128%
Share of net loss	(1,521)	(1,156)	32%
Impairment	(1,110)	-	nm
Other	49	-	nm
	(2,582)	(1,156)	123%

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 11	In United States Dollars
	Nine months ended March 31,
	2023	% of	2022	% of	% change
Operating Segment	$ ’000	total	$ ’000	total
Consolidated revenue:
Merchant	348,508	88%	50,600	50%	589%
Consumer	46,314	12%	50,232	50%	(8%)
Subtotal: Operating segments	394,822	100%	100,832	100%	292%
Corporate/Eliminations	-	-	(12)	-	nm
Total consolidated revenue	394,822	100%	100,820	100%	292%
Segment Adjusted EBITDA:
Merchant	25,303	131%	4,506	(21%)	462%
Consumer	833	4%	(20,439)	95%	nm
Consumer excluding reorganization costs	833	4%	(14,545)	68%	nm
Reorganization costs	-	-	(5,894)	27%	nm
Total Segment Adjusted EBITDA	26,136	136%	(15,933)	74%	nm
Group costs	(6,849)	(36%)	(5,578)	26%	23%
Group Adjusted EBITDA	19,287	100%	(21,511)	100%	nm
Once-off items	(1,901)		(2,120)		(10%)
Stock-based compensation	(5,955)		(1,711)		248%
Lease adjustments	(2,255)		(2,647)		(15%)
Depreciation and amortization	(17,892)		(2,084)		759%
Total consolidated operating loss	(8,716)		(30,073)		(71%)

Table 12	In South African Rand
	Nine months ended March 31,
	2023	% of	2022	% of	% change
Operating Segment	ZAR ’000	total	ZAR ’000	total
Consolidated revenue:
Merchant	6,065,329	88%	758,368	50%	700%
Consumer	806,035	12%	752,852	50%	7%
Subtotal: Operating segments	6,871,364	100%	1,511,220	100%	355%
Corporate/Eliminations	-	-	(180)	-	nm
Total consolidated revenue	6,871,364	100%	1,511,040	100%	355%
Segment Adjusted EBITDA:
Merchant	440,366	131%	67,534	(21%)	552%
Consumer	14,497	4%	(306,329)	95%	nm
Consumer excluding reorganization costs	14,497	4%	(218,623)	68%	nm
Reorganization costs	-	-	(87,706)	27%	nm
Total Segment Adjusted EBITDA	454,863	136%	(238,795)	74%	nm
Group costs	(119,198)	(36%)	(83,600)	26%	43%
Group Adjusted EBITDA	335,665	100%	(322,395)	100%	nm
Once-off items	(33,084)		(31,773)		4%
Stock-based compensation	(103,639)		(25,644)		304%
Lease adjustments	(39,245)		(39,672)		(1%)
Depreciation and amortization	(311,387)		(31,233)		897%
Total consolidated operating loss	(151,690)		(450,717)		(66%)

Merchant

Segment revenue and EBITDA increased due to the contribution from Connect.

Our EBITDA margin for the year to date fiscal 2023 and 2022 was 7.3% and 8.9%, respectively.

Consumer

Segment revenue increased primarily due to higher insurance revenues and higher account holder fees, though this was partially offset by lower ATM transaction fees. We embarked on a retrenchment process during the third quarter of fiscal 2022 and recorded an expense of $5.9 million which is included in EBITDA loss. The cost reduction initiatives we initiated in fiscal 2022 delivered a significant reduction in Consumer’s operating expenses which resulted in a significantly lower EBITDA loss compared with fiscal 2022. Specifically, expenses associated with operating a mobile distribution network were discontinued in early fiscal 2022, and we have streamlined our fixed distribution network through reductions in certain expenses including employee-related costs, security, guarding and premises costs.

Our EBITDA loss margin (calculated as EBITDA loss divided by revenue) for the year to date fiscal 2023 and 2022 was 1.8% and (40.7%), respectively.

Group costs

Our group costs for fiscal 2023 increased compared with the prior period due to higher employee costs and an increase in directors’ and officers’ insurance premiums, which were partially offset by lower consulting fees.

Use of Non-GAAP Measures

U.S. securities laws require that when we publish any non-GAAP measures, we disclose the reason for using these non-GAAP measures and provide reconciliations to the most directly comparable GAAP measures. The presentation of EBITDA and Group Adjusted EBITDA are non-GAAP measures.

Group Adjusted EBITDA

Group Adjusted EBITDA is earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted for non-operational transactions (including loss on disposal of equity-accounted investments, gain related to fair value adjustments to currency options), (earnings) loss from equity-accounted investments, stock-based compensation charges, lease adjustments and once-off items. Lease adjustments reflect lease charges and once-off items represents non-recurring expense items, including costs related to acquisitions and transactions consummated or ultimately not pursued.

Management believes that the operating income before depreciation and amortization and Group Adjusted EBITDA enhance its own evaluation, as well as an investor’s understanding, of our financial performance.

The table below presents the reconciliation between GAAP net loss attributable to Lesaka to Group Adjusted EBITDA:

Table 13	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Loss attributable to Lesaka - GAAP	$(5,820)	$(3,327)	$(23,165)	$(28,727)
(Earnings) loss from equity accounted investments	(17)	-	2,582	1,156
Net loss before (earnings) loss from equity-accounted investments	(5,837)	(3,327)	(20,583)	(27,571)
Income tax (benefit) expense	(860)	470	(465)	754
Loss before income tax expense	(6,697)	(2,857)	(21,048)	(26,817)
Interest expense	4,984	691	13,408	2,272
Interest income	(469)	(761)	(1,269)	(1,463)
Gain on disposal of equity securities	-	(720)	-	(720)
Net loss on disposal of equity-accounted investment	329	346	193	346
Gain related to fair value adjustment to currency options	-	(6,120)	-	(3,691)
Operating loss	(1,853)	(9,421)	(8,716)	(30,073)
Depreciation and amortization	5,975	463	17,892	2,084
Stock-based compensation charges	1,644	614	5,955	1,711
Lease adjustments	696	890	2,255	2,647
Once-off items	1,184	235	1,901	2,120
Group Adjusted EBITDA - Non-GAAP	7,646	(7,219)	19,287	(21,511)
Group costs	2,293	1,929	6,849	5,578
Segment Adjusted EBITDA - measure of segment performance	9,939	(5,290)	26,136	(15,933)
Merchant	8,290	1,427	25,303	4,506
Consumer	1,649	(6,717)	833	(20,439)
Consumer excluding reorganization costs	1,649	(823)	833	(14,545)
Reorganization costs	$-	$(5,894)	$-	$(5,894)

Liquidity and Capital Resources

As of March 31, 2023, our cash and cash equivalents were $49.4 million and comprised of U.S. dollar-denominated balances of $7.4 million, ZAR-denominated balances of ZAR 713.4 million ($40.1 million), and other currency deposits, primarily Botswana pula, of $1.9 million, all amounts translated at exchange rates applicable as of March 31, 2023. The increase in our unrestricted cash balances from June 30, 2022, was primarily due to the utilization of our available borrowings and a positive contribution from Connect, which was partially offset by the utilization of cash reserves to fund certain scheduled repayments of our borrowings, purchase ATMs and safe assets, and to make an investment in working capital in our Consumer and Merchant operations.

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

Available short-term borrowings

Summarized below are our short-term facilities available and utilized as of March 31, 2023:

Table 14	RMB Facility E		RMB Indirect		RMB Connect		Nedbank
	$ ’000	ZAR ’000	$ ’000	ZAR ’000	$ ’000	ZAR ’000	$ ’000	ZAR ’000
Total short-term facilities available, comprising:
Overdraft	-	-	-	-	11,521	205,000	-	-
Overdraft restricted as to use(1)	78,680	1,400,000	-	-	-	-	-	-
Total overdraft	78,680	1,400,000	-	-	11,521	205,000	-	-
Indirect and derivative facilities(2)	-	-	7,587	135,000	-	-	8,798	156,556
Total short-term facilities available	78,680	1,400,000	7,587	135,000	11,521	205,000	8,798	156,556

Utilized short-term facilities:
Overdraft	-	-	-	-	16,930	301,246	-	-
Overdraft restricted as to use(1)	37,731	671,367	-	-	-	-	-	-
Indirect and derivative facilities(2)	-	-	1,860	33,100	-	-	119	2,110
Total short-term facilities available	37,731	671,367	1,860	33,100	16,930	301,246	119	2,110

Interest rate, based on South African prime rate		11.25%				11.15%

(1) Overdraft may only be used to fund ATMs and upon utilization is considered restricted cash.

(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support guarantees issued by RMB and Nedbank to various third parties on our behalf.

Long-term borrowings

We have aggregate long-term borrowing outstanding of ZAR 2.7 billion ($150.5 million translated at exchange rates as of March 31, 2023) as described in Note 8. These borrowings include outstanding long-term borrowings obtained by Lesaka SA of ZAR 1.1 billion, including accrued interest, to partially fund the acquisition of Connect. In contemplation of the Connect transaction, Connect obtained total facilities of approximately ZAR 1.3 billion, which were utilized to repay its existing borrowings, to fund a portion of its capital expenditures and to settle obligations under the transaction documents, and which has subsequently been upsized for its operational requirements and has an outstanding balance as of March 31, 2023, of ZAR 1.4 billion, We also have a revolving credit facility, of ZAR 300.0 million which is utilized to fund a portion of our merchant finance loans receivable book.

Restricted cash

We have credit facilities with RMB in order to access cash to fund our ATMs in South Africa. Our cash, cash equivalents and restricted cash presented in our consolidated statement of cash flows as of March 31, 2023, includes restricted cash of approximately $37.7 million related to cash withdrawn from our debt facility to fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.

We have also entered into cession and pledge agreements with Nedbank related to our Nedbank indirect credit facilities and we have ceded and pledged certain bank accounts to Nedbank. The funds included in these bank accounts are restricted as they may not be withdrawn without the express permission of Nedbank. Our cash, cash equivalents and restricted cash presented in our consolidated statement of cash flows as of March 31, 2023, includes restricted cash of approximately $0.2 million that has been ceded and pledged.

Cash flows from operating activities

Third quarter

Net cash used in operating activities during the third quarter of fiscal 2023 was $5.1 million (ZAR 91.6 million) compared to net cash used in operating activities of $8.8 million (ZAR 137.0 million) during the third quarter of fiscal 2022. Excluding the impact of income taxes, our cash used in operating activities during the third quarter of fiscal 2023 was impacted by growth in our consumer and merchant finance loans receivable books and working capital movements within our merchant business (primarily an increase in inventory and prepayments made to secure prepaid airtime inventory as well as a release (decrease) in accounts payable balances following an unwind of previous quarter balances), which was partially offset by the positive contribution from Connect.

During the third quarter of fiscal 2023, we paid second provisional South African tax payments of $0.3 million (ZAR 5.1 million) related to certain Connect entities’ 2023 tax year that had not yet been aligned with ours. During the third quarter of fiscal 2022, we paid first provisional South African tax payments of $0.1 million (ZAR 2.2 million) related to our 2022 tax year.

Taxes paid during the third quarter of fiscal 2023 and 2022 were as follows:

Table 15	Three months ended March 31,
	2023	2022	2023	2022
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	-	148	-	2,209
Second provisional payments	280	-	5,090	-
Tax refund received	-	(1)	-	(12)
Total South African taxes paid	280	147	5,090	2,197
Foreign taxes paid	156	34	2,759	509
Total tax paid	436	181	7,849	2,706

Year to date

Net cash used in operating activities during the year to date fiscal 2023 was $9.3 million (ZAR 162.7 million) compared to $30.5 million (ZAR 457.2 million) during the year to date fiscal 2022. Excluding the impact of income taxes, our cash used in operating activities during the third quarter of fiscal 2023 was impacted by growth in our consumer and merchant finance loans receivable books and working capital movements within our merchant business (primarily an increase in inventory and prepayments made to secure prepaid airtime inventory), which was partially offset by the positive contribution from Connect.

During the year to date fiscal 2023, we paid first provisional South African tax payments of $3.0 million (ZAR 50.8 million) related to our 2023 tax year, and additional second provisional South African tax payments of $0.5 million (ZAR 8.5 million) related to our 2022 tax year and as discussed above. During the year to date fiscal 2022, we paid first provisional South African tax payments of $0.6 million (ZAR 9.1 million) related to our 2022 tax year and received tax refunds of $0.2 million (ZAR (3.2) million).

Taxes paid during the year to date fiscal 2023 and 2022 were as follows:

Table 16	Nine months ended March 31,
	2023	2022	2023	2022
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	2,955	585	50,798	9,142
Second provisional payments	471	-	8,461	-
Taxation paid related to prior years	10	-	180	-
Tax refund received	(198)	(218)	(3,540)	(3,239)
Total South African taxes paid	3,238	367	55,899	5,903
Foreign taxes paid	257	104	4,534	1,574
Total tax paid	3,495	471	60,433	7,477

Cash flows from investing activities

Third quarter

Cash used in investing activities for the third quarter of fiscal 2023 included capital expenditures of $4.7 million (ZAR 84.6 million), primarily due to the acquisition of safe assets and POS devices. During the third quarter of fiscal 2023, we received proceeds of $0.3 million related to the sale of minor positions in Finbond.

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

Year to date

Cash used in investing activities for the year to date fiscal 2023 included capital expenditures of $13.2 million (ZAR 229.9 million), primarily due to the acquisition of safe assets, POS devices and computer equipment. During the year to date fiscal 2023, we received proceeds of $0.25 million related to the first tranche (of two) from the disposal of our entire equity interest in Carbon and $0.4 million related to the sale of minor positions in Finbond.

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

Cash flows from financing activities

Third quarter

During the third quarter of fiscal 2023, we utilized approximately $128.2 million from our South African overdraft facilities to fund our ATMs and our cash management business through Connect, and repaid $136.0 million of those facilities. We utilized approximately $12.9 million of our long-term borrowings to fund our merchant finance loans receivable business, to fund the acquisition of certain capital expenditures and for working capital requirements. We repaid approximately $2.0 million of long-term borrowings in accordance with our repayment schedule. We received $0.1 million from the exercise of stock options. We also paid $0.2 million to repurchase shares from employees in order for the employees to settle taxes due related to the vesting of shares of restricted stock and to settle the strike price due and taxes due related to the exercise of stock options.

During the third quarter of fiscal 2022, we utilized approximately $95.0 million from our South African overdraft facilities to fund our ATMs and repaid $100.8 million of those facilities.

Year to date

During the year to date fiscal 2023, we utilized approximately $441.5 million from our South African overdraft facilities to fund our ATMs and our cash management business through Connect, and repaid $448.3 million of those facilities. We utilized approximately $23.0 million of our long-term borrowings to fund our merchant finance loans receivable business, to fund the acquisition of certain capital expenditures and for working capital requirements. We repaid approximately $5.3 million of long-term borrowings in accordance with our repayment schedule. We received $0.4 million from the exercise of stock options. We also paid $0.5 million to repurchase shares from employees in order for the employees to settle taxes due related to the vesting of shares of restricted stock and to settle the strike price due and taxes due related to the exercise of stock options.

During the year to date fiscal 2022, we received $0.8 million from the exercise of stock options, and utilized approximately $406.4 million from our South African overdraft facilities to fund our ATMs and repaid $372.5 million of these facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the fourth quarter of fiscal 2023 to primarily include spending for POS devices, safe assets, vehicles, computer and office equipment, as well as for our ATM infrastructure and branch network in South Africa. Our capital expenditures for the third quarter of fiscal 2023 and 2023 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds, or, following the Connect acquisition, our asset-backed borrowing arrangement. We had outstanding capital commitments as of March 31, 2023, of $3.1 million. We expect to fund these expenditures through internally generated funds and available facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 4 to the unaudited condensed consolidated financial statements for a discussion of market risk.

We have short and long-term borrowings in South Africa which attract interest at rates that fluctuate based on changes in the South African prime and 3-month JIBAR interest rates. The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2023, as a result of changes in the South African prime and 3-month JIBAR interest rates, using our outstanding short and long-term borrowings as of March 31, 2023. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the interest rates applicable to the borrowings as of March 31, 2023, are shown. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.

Table 17	As of March 31, 2023
	Annual expected interest charge ($ ’000)	Hypothetical change in interest rates	Estimated annual expected interest charge after hypothetical change in interest rates ($ ’000)
Interest on South African borrowings	25,091	1%	27,157
		(1%)	23,024

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our group chief executive officer and our group chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the group chief executive officer and the group chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

We have purchased a significant amount of prepaid airtime voucher inventory which exposes us to market risk for this inventory as well as losses if the mobile network operators are unable to perform.

Historically, we have purchased a significant amount of prepaid airtime inventory vouchers in order to take advantage of discounted pricing for this inventory. As of March 31, 2023, the carrying value of this inventory is ZAR 164.0 million ($9.2 million translated at exchange rates applicable as of March 31, 2023). We expect to sell this inventory over the next five months which exposes us to market risk for this inventory. The underlying service related to these airtime vouchers is provided by South Africa’s four largest mobile network operators operating in South Africa and therefore we are also exposed to performance risk by these operators. We would be unable to sell these prepaid airtime vouchers if the mobile network operators were unable to provide their services and we would need to write this inventory off. Failure to recover the carrying value of this inventory may have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information relating to purchases of shares of our common stock during the third quarter of fiscal 2023:

Table 18 Period	(a) Total number of shares purchased	(b) Average price paid per share (US dollars)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
January 2023	-	-	-	100,000,000
February 2023(1)	7,906	4.45	-	100,000,000
March 2023(1)	30,039	4.76	-	100,000,000
Total	37,945		-

(1) Relates to the delivery of shares of our common stock to us by certain of our employees to settle their income tax liabilities and/or to settle the strike price related to options exercised by employees.

(2) Represents our $100 million share repurchase authorization which was approved by our Board of Directors on February 5, 2020.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.52	Employment Agreement, dated as of February 8, 2023, between Lesaka Technologies, Inc. and Steven John Heilbron	X
10.53	Restrictive Covenants Agreement, dated as of February 8, 2023, between Lesaka Technologies, Inc. and Steven John Heilbron	X
10.54	Fifth Amendment and Restatement Agreement, dated March 16, 2023, between Lesaka Technologies Proprietary Limited (as borrower), and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as lender), and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent)		8-K	10.1	March 22, 2023
10.55	First Amendment and Restatement Agreement, dated March 22, 2023, between Cash Connect Management Solutions Proprietary Limited (as borrower), arranged by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as mandated lead arranger), and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (as facility agent)		8-K	10.2	March 22, 2023
10.56	Amendment No. 1 to Securities Purchase Agreement dated March 16, 2023, among Lesaka Technologies, Inc. (formerly Net1 UEPS Technologies, Inc.), Lesaka Technologies Proprietary Limited (formerly Net1 Applied Technologies South Africa Proprietary Limited) and Value Capital Partners Proprietary Limited		8-K	10.3	March 22, 2023
10.57	Mutual Separation Agreement, dated January 11, 2023, by and between the Lesaka Technologies, Inc. and Alex M.R. Smith		8-K	10.1	January 17, 2023
10.58	Mutual Separation Agreement, dated January 11, 2023, by and between the Lesaka Technologies (Pty) Ltd and Alex M.R. Smith		8-K	10.2	January 17, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2023.

LESAKA TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer

Chris G.B. Meyer

Group Chief Executive Officer

By: /s/ Naeem E. Kola

Naeem E. Kola

Group Chief Financial Officer, Treasurer and Secretary