Form 10-K
period 2023-06-30
LESAKA TECHNOLOGIES INC
filed 2023-09-12
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended
June 30, 2023
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
If an

emerging

growth company,

indicate by

check mark

if the

registrant has

elected not

to use

the extended
transition period

for complying

with any

new or

revised financial

accounting standards

provided pursuant

to
Section 13(a) of the Exchange Act.
☐
Indicate

by

check

mark

whether

the

registrant

has

filed

a

report

on

and

attestation

to

its

management’s
assessment

of

the

effectiveness

of

its

internal

control

over

financial

reporting

under

Section

404(b)

of

the
Sarbanes-Oxley Act

(15

U.S.C.

7262(b)) by

the registered

public

accounting firm

that prepared

or

issued its
audit report.
☒
If securities

are registered

pursuant to

Section 12(b)

of the

Act, indicate

by check

mark whether

the financial
statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark

whether any of those

error corrections are restatements

that required a

recovery analysis
of

incentive-based

compensation

received

by

any

of

the

registrant’s

executive

officers

during

the

relevant
recovery period pursuant to §240.10D-1(b).
☐
Indicate by

check mark

whether the

registrant is

a shell

company (as

defined in

Rule 12b-2

of the

Exchange
Act). Yes
☐

No
☒
The

aggregate

market

value

of

the

registrant’s

common

stock

held

by

non-affiliates

of

the

registrant

as

of
December 31,

2022

(the

last

business day

of

the registrant’s

most

recently completed

second fiscal

quarter),
based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was $
187,560,764
. This calculation

does not reflect

a determination that

persons are affiliates

for any other
purposes.
As of September 12, 2023,
61,516,860

shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain

portions

of

the

definitive

Proxy

Statement

for

our

2023

Annual

Meeting

of

Shareholders

are
incorporated by reference into Part III of this Form 10-K.

LESAKA TECHNOLOGIES, INC
INDEX TO ANNUAL REPORT ON FORM 10-K
Year

Ended June 30, 2023
Page
PART

I
Item 1.
Business
2
Item 1A.
Risk Factors
9
Item 1B.
Unresolved Staff Comments
23
Item 2.
Properties
23
Item 3.
Legal Proceedings
23
Item 4.
Mine Safety Disclosures
23
PART

II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
24
Item 6.
[
Reserved]
26
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
27
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
50
Item 8.
Financial Statements and Supplementary Data
52
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures
53
Item 9A.
Controls and Procedures
53
Item 9B.
Other Information
55
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
56
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
57
Item 11.
Executive Compensation
57
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
57
Item 13.
Certain Relationships and Related Transactions, and Director Independence
57
Item 14.
Principal Accountant Fees and Services
57
PART

IV
Item 15.
Exhibits and Financial Statement Schedules
58
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

opinions only as of

the date of this Annual

Report. We

undertake no obligation to

release publicly any revisions

to
the forward-looking

statements after

the date

of this

Annual Report.

You

should carefully

review the

risk factors

described in

other
documents we file from

time to time with the Securities

and Exchange Commission (the

“SEC”), including the Quarterly Reports

on
Form 10-Q to be filed by us during our 2024

fiscal year, which runs from July 1, 2023 to June 30, 2024.
All

references

to

“the

Company,”

“we,”

“us,”

or

“our”

are

references

to

Lesaka

Technologies,

Inc.

and

its

consolidated
subsidiaries, collectively, and all references to “Lesaka” are to Lesaka Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.
ITEM 1.

BUSINESS

Overview

At Lesaka, our

core purpose is

to improve people’s lives by

bringing financial inclusion to

South Africa’s underserved consumers
and merchants.

We

achieve

this through

our ability

to efficiently

digitize the

last mile

of financial

inclusion,

providing

a full-service

fintech
platform serving both cash and digital, and facilitating the secular shift from cash to digital that is currently taking place.

Lesaka uses its proprietary banking and payment technologies to distribute low-cost financial and value-added

services to small
businesses, primarily

in the

informal sector,

and to

consumers, the

majority of

whom are

grant beneficiaries,

both largely

excluded
from financial services.
Our vision

is to

build and

operate the

leading full-service

fintech platform

in Southern

Africa, offering

cash management

and
digitization, card acquiring and payment processing, Value

Added Services (“VAS”),

and growth capital to micro, small and medium
enterprises

(“MSME”)

merchants

and

financial

services

to

underserved

consumers.

Our

dual-sided

financial

ecosystem

has

two
overlapping divisions: Merchants and Consumers.

Customers
—

In

our

B2C

Consumer

Division

we

focus

specifically

on

South

Africa’s

social

grant

beneficiaries,

who

have
historically been

excluded from

traditional financial

services. Our

products are

designed for

consumers at

the lower

socioeconomic
end of the

market within Living

Standards Measures (“LSMs”) 1

to 6, which

comprises approximately 26 million

people. We currently
have approximately 1.3 million active consumers.
In our B2B Merchant Division we

focus on MSME operating in

the informal and formal sectors of

the South African economy.
The informal

sector merchants are

generally smaller

and operate

in rural

areas or in

informal urban

areas and do

not have

access to
traditional banking

products. The

formal merchants

are generally

in urban

areas, have

larger turnovers

and have

access to

multiple
service providers. We operate separate brands in these two sectors of the economy. The informal market consists of approximately 1.4 million

merchants

and

the

formal

market

approximately

700,000

merchants.

Our

Merchant

Division

currently

has

over

82,000
customers using our solutions.
Products
—We offer

a comprehensive set of products and services to our consumer and merchant customers.
In our Consumer Division, our products include transactional banking, short-term loans, a digital wallet as well as insurance and various VAS to underserved consumers in South

Africa, aligning with

our purpose of

improving people’s lives and increasing

financial
inclusion. Our value proposition and products are designed to be simple,

relevant and cost effective for our target market.

In our

Merchant Division,

to informal

and formal

MSME customers,

we offer

cash management

and digitization

through our
proprietary vault technology, card acquiring, innovative growth capital, bill and supplier payment solutions, and a wide range of VAS products for

our merchants

to sell.

To

the larger

enterprise level

merchants, we

offer bill

and supplier

payments and

VAS

products
through our proprietary financial switch, as well as Ingenico point of sale device and maintenance, bank and SIM card production and other specialized technology products.

Market Opportunity
There

are

real

challenges

to

delivering

financial

inclusion

and

digitization

in

the

South

African

market.

One

of

these

major
challenges is

the deep

distrust and

a lack

of understanding

of cash

alternatives, which

is driven

by low

levels of

financial literacy.
Adding to this

challenge are the

relatively high connectivity

costs and the

low smartphone penetration

in South Africa,

where many
South

Africans

still use

older style

feature phones.

Together,

this means

that although

almost 90%

of South

Africans have

a bank
account, a significant majority treat them as post boxes and withdraw all their money in one transaction. This has real implications for
both merchants and consumers.

For merchants

this means less

than 8% have

access to formal

credit and

less than 4%

of informal

merchants are able

to accept
digital payments. For consumers, only

an estimated 20% of the approximately

26 million South African consumers in

LSM 1-6 have
access to

credit and

savings,

and a

significant majority

of the

12 million

permanent social

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
Consumer financial

services for

the unbanked:

Our focus

is on

the LSM

1 to

6 population

in South

Africa, which

represents
approximately

26

million

adults

in

the

country.

Within

that,

we

estimate

there

to

be

approximately

12

million

people

reliant

on
permanent grants.

South Africa is

primarily a

cash-based economy,

with approximately

60% of transactions

still conducted

in cash.
In the Consumer Division, we currently have 1.3 million active account holders which represents approximately 4% share of our total addressable market.

Our focus is

on South

African government

social grant

recipients the

majority of

whom are

being inadequately
served by the current system. Lesaka is well

placed to address the needs of these consumers with

its large informal market distribution
and affordable financial services.
Merchant payment

solutions and financial

services for MSMEs:
There are

approximately 2.1

million MSMEs in

South Africa,
of which

around 1.4

million operate

in the

informal market,

and it

is estimated

that only

4% of

these can

accept digital

payments.
Lesaka

has

a

comprehensive

product

suite

of

cash

and

digital

solutions

which

provide

a

significant

opportunity

to

assist

these
businesses to grow,

reduce cash related operating

risks and become more

efficient. This is an

underserved market and increasing

our
penetration is

more about

providing solutions

that encourage

the adoption

of more

formalized and

non-cash transacting

than about
taking market share from competitors.
While the informal market presents a major growth opportunity,

Lesaka also has a comprehensive offering to the formal MSME
and enterprise market.

Competition
With

our comprehensive

offering

to consumers

and merchants

we compete

with a

wide range

of service

providers. There

are
competitors for

individual products and

services, although

few with an

end-to-end offering,

particularly at

the lower

socioeconomic
end of the consumer market and the informal merchant market, where we have a significant footprint and penetration.

In our

Consumer Division,

there are

a number

of traditional

and digital

providers of

low-cost transactional

bank accounts

and
micro financial services. These include South African banks such as

FNB, Standard Bank, Absa, Nedbank, African Bank and Capitec,
the South African

Post Bank, and digital

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
Human Capital Resources
Over

the

last

two

years

we

have

built

a

diverse

team

of

high-caliber

individuals,

from

different

organizations,

to

form

our
leadership group. This

leadership group is

deeply committed to

building a high-performance

culture that is

based on our core

values
and a commitment to the care and development of our people.
Lesaka’s Core Values:
• Entrepreneurial spirit;
• Integrity;
• Collective wisdom; and
• A bias to action.
These are our

values that underpin

our mission

to enable

Merchants to compete

and grow,

and Grant

Beneficiaries to improve
their lives, by providing innovative financial technology and value

-creating solutions.
Employee training and skills development
We strongly believe that learning

is an ongoing process and that the majority of learning is in the doing. As such, while we offer a range of formal

programs (as listed further

below), more importantly,

we continue to encourage

a culture of learning

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
• internships;
• leadership development programs;
• training programs;
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

As of June 30, 2023, the composition of our workforce was:
• 55% female and 45% male;
•
35% between 18 and 34 years old, 60% between 35 and 54 years old, and 5% over

55 years old; and
•
67% Black, 11% two or more races, 7% Indian and 15%

White.
We have no

female named executive officers.
We

continue

to strive

to build

a more

inclusive workforce

and to

enhance our

pay structures

by taking

measures to

eliminate
potential remuneration discrimination

and to help close gender pay gaps

to progress towards gender equality

at work. We

have taken
positive strides towards a rewards philosophy that rewards

high performance,

is externally benchmarked and focuses on equal people
for equal work.
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
Our number

of employees

allocated

on a

segmental

and

group

basis as

of the

years ended

June 30,

2023,

2022 and

2021,

is
presented in the table below:
Number of employees
2023 2022 2021
Consumer
(1)
1,306 1,826 2,920
Merchant
(1)
990 824 155
Total segments 2,296 2,650 3,075
Group
(1)
7 7 4
Total 2,303 2,657 3,079
(1) Consumer includes one executive officer for each of fiscal 2023,

2022 and 2021. Merchant includes one executive officer for
each of

fiscal 2023

and 2022

and none

for fiscal

2021.

Group includes

two executive

officers for

fiscal 2023

and three

for each

of
fiscal 2022 and 2021.
On a functional basis,

four of our employees

are our named executive

officers,

332 were employed in

sales and marketing, 253
were employed in finance and administration, 221 were employed in information technology and 1,493 were employed in operations.
Health and safety laws and regulations
We

are

subject

to various

South

African

laws and

regulations

that

regulate

the health

and

safety of

our

South

African-based
workforce, including

those laws monitored

by the

South African

Department of

Employment and

Labour which

stipulates the

legal
framework within

which we

need to

function. This

framework comprises

the Occupational

Health and

Safety Act,

Act 85

of 1993
(“OHSA”),

the

Compensation

for

Occupational

Injuries

and

Diseases

Act,

Act

130

of

1993

(“COIDA”),

the

Basic

Conditions

of
Employment Act,

Act 75

of 1997

(“BCEA”) and

the Labour

Relations Act,

Act 66

of 1995

(“LRA”). Compliance

with COVID-19
regulations remains

regulated by the

National Institute of

Occupational Health (“NIOH”),

and the Occupational

Health Surveillance
System

(“OHSS”),

the

Centre

for

Scientific

Industrial

Research

(“CSIR”)

and

the

National

Institute

for

Communicable

Diseases
(“NICD”).

We

have

implemented

and regularly

update human

capital-related

policies that

are designed

to ensure compliance

with
applicable South African laws and regulations.

Our Executive Officers
The table below presents our executive officers, their

ages and their titles:
Name Age Title
Chris Meyer 52 Group Chief Executive Officer and Director
Naeem E. Kola 50
Group Chief Financial Officer, Treasurer,

Secretary, and Director
Lincoln C. Mali 55 Chief Executive Officer: Southern Africa, and Director
Steven J. Heilbron 58 Executive, and Director
Christopher

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

Kol
a has

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
of Connect in April 2022

in the same capacity.

Mr. Heilbron has two

decades of financial services experience,

having spent 19 years
working

for

Investec in

South

Africa

and

the

UK,

where

he served

as Global

Head

of

Private Banking

and

Joint

Chief

Executive
Officer of Investec. He led a private consortium that acquired Cash Connect

Management Solutions (Pty) Ltd (“CCMS”) in 2013. Mr.
Heilbron has

presided over

significant organic

growth in

the rebranded Connect,

as well

as spearheading

the successful

acquisition
and

integration

of Kazang

and

EFTpos acquired

from

the Paycorp

Group in

February

2020.

He

is a

member

of

the South

African
Institute of Chartered Accountants.

Financial Information about Geographical Areas and Operating Segments
Refer

to

Note

21

to

our

audited

consolidated

financial

statements

included

in

this

annual

report

contains

detailed

financial
information about our operating segments for fiscal 2023, 2022 and 2021. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:
Revenue (1) Long lived assets
2023 2022 2021 2023 2022 2021
$'000 $'000 $'000 $'000 $'000 $'000
South Africa 505,558 215,046 127,468 300,104 359,725 50,754
India (MobiKwik) - - - 76,297 76,297 76,297
Rest of the world 22,413 7,563 3,318 2,197 2,811 6,962
Total 527,971 222,609 130,786 378,598 438,833 134,013
(1)

Refer

to

Note

16

to

our

audited

consolidated

financial

statements

included

in

this

annual

report

which

contains

detailed
financial information about our revenue for fiscal 2023, 2022 and 2021.
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

FINANCIAL
CONDITION, RESULTS

OF OPERATIONS,

CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOCK
Risks Relating to Our Business
To achieve our mission, our

strategy is to

build and operate

the leading South

African full service

fintech
platform offering cash management, payment

and financial services.

Our future success, and our ability

to
return

to

profitability

and

positive

cash

flow

is

substantially

dependent

on

our

ability

to

complete

the
implementation of this strategy successfully.
Our board conducted an extensive

review of our business strategy

and operations in July 2020,

and decided to focus on

our South
African

operations

and

other

business

opportunities

in

South

Africa

and,

to

a

lesser

extent,

the

rest

of

the

African

continent.

The
restructuring

of

the

consumer

business

and

acquisition

of

Connect

were

integral

parts

of

the

strategy

to

return

the

business

to
profitability and positive cash flow. We have made significant progress on both of these initiatives however we cannot assure you that we will be able to complete our strategy successfully and return to profitability and positive cash flow.
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
In 2017

and 2018 we

suffered significant

reputational damage

as a result

of irregularities in

the awarding of

the South African
Social Security Agency (“SASSA”)

grant distribution contract in

2012 and allegations of abuse

of group companies’ access to social
grant recipients.

An entirely new

board and management

team were appointed

to develop and

execute the new

strategy however we
cannot provide assurance that issues related to those events will not resurface and adversely affect the business.
We

have a

significant amount

of indebtedness that

requires us

to comply with

restrictive and financial
covenants. If we are unable to comply with these

covenants, we could default on this debt, which would have
a material adverse effect on our business and financial condition.
As

of

June

30,

2023,

we

had

aggregate

long-term

borrowing

outstanding

of

ZAR

2.5

billion

($133.1

million

translated

at
exchange rates

as of June

30, 2023). We

financed our acquisition

of Connect

in April 2022

through South

African bank borrowings
of ZAR 1.1 billion

($71.7 million, translated at

closing date exchange

rate (as defined in the

Sale Agreement) of $1:ZAR

14.65165).
The borrowings

are secured

by a

pledge of

certain of

our bank

accounts, and

the cession

of Lesaka’s

shareholding

in certain

of its
subsidiaries. These borrowings contain customary covenants that require Lesaka Technologies

(Pty) Ltd (“Lesaka SA”) to maintain a
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
We also

have borrowings through

Connect. Connect’s

credit facilities include (i)

an overdraft facility (general

banking facility)
of ZAR 205.0

million (of which

ZAR 170.0 million

has been utilized);

(ii) Facility A

of ZAR 700.0

million; (iii) Facility

B of ZAR
550.0

million

(both fully

utilized);

and

(iv)

an asset-backed

facility of

ZAR

200.0

million

(of which

ZAR

149.1

million

has been
utilized).

These borrowings are

secured by a

pledge of,

among other things,

Cash Connect Management

Solutions’(“CCMS”) entire
equity interests

in its

subsidiaries and

investments and

any claims

outstanding. These

borrowings contain

customary covenants

that
require CCMS to maintain specified debt service, interest cover and leverage ratios.
Within our merchant lending

operations, we have

borrowing arrangements through

Cash Connect Capital

(Pty) Limited (“CCC”).
CCC has a

ZAR 300

million revolving

credit facility agreement.

We

have utilized

approximately ZAR

222.3 million

as of June

30,
2023.

This

facility

contains

customary

covenants

that

require

the

borrowing

parties

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

long-
term sustainability.

Following the conclusion of our contract with SASSA, we

refocused our resources and technology on the

provision of financial
inclusion

services

to

our

target

market

and

currently

have

an

established

base

of

approximately

1.3

million

customers

of

which
approximately

1.1 million

are permanent

grant recipients.

Our strategy

involves significantly

expanding this

base over

the coming
years. While we believe that our financial services offerings are convenient and cost-effective, the success of our strategy will depend on the extent to which we successfully market our offering to grow the customer base.
Factors that may prevent us from successfully operating and expanding our

Consumer Division include, but are not limited to:

•
insufficient adoption and utilization of our products and

services;
•
inability to access sufficient funding for our ATM

infrastructure;
•
increased

competition

in

the

marketplace

and

restrictions

imposed

by

SASSA

or

the

South

African

government

on

the
manner in which grant recipients may transact;
• political interference and changes in the regulatory environment;
•
failure to comply with laws and regulations related to our Consumer lending business;
•
failure to comply with anti-money laundering and anti-corruption laws and regulations;
• cyber-attacks, data breaches and data leaks;
• further civil unrest similar to that experienced in July 2021;
• loss of key technical and operations staff;
• expired property leases disrupting business operations; and
•
logistical and communications challenges, including scheduled and unscheduled power supply disruptions.
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
A prolonged economic

slowdown or lengthy

or severe recession

in South Africa

or elsewhere could

harm
our operations.
A prolonged economic

downturn or recession

in South Africa

could materially

impact our results

from operations, particularly
in light of

on-going electricity disruptions

during calendar 2022

and 2023, a

significantly weak USD/

ZAR exchange rate

compared
with previous periods, and our strategic decision to focus on our South African operations. Economic confidence in South Africa, our main operating

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

June 30, 2023 and 2022, was $76.3 million
and was determined

based on a

share issuance concluded

by MobiKwik in

June 2021, implying

a fair

value per equity

share of $12.275.
We

did not identify

any observable price

changes during either

of fiscal 2023

and 2022 and therefore

did not adjust

the value of

our
investment during the years ended June 30, 2023 and 2022. We recorded a non-cash fair value adjustment of $49.3 million during the year ended June 30, 2021, which increased the fair value to $76.3 million.
MobiKwik filed its draft

red herring prospectus in July

2021, with the original intention

of completing its initial public

offering
in November 2021. However, MobiKwik decided to delay its initial public offering given prevailing market conditions at the time and
has indicated its intention to pursue an initial public listing in calendar 2024.
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

2023 price

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
Historically,

we

have

purchased

a

significant

amount

of

prepaid

airtime

inventory

vouchers

in

order

to

take

advantage

of
discounted

pricing for

this inventory.

As of

June 30,

2023, the

carrying

value of

this inventory

is $4.0

million (ZAR

74.7

million
translated at exchange rates applicable as of

June 30, 2023). We expect to sell this inventory

over the next three months which

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
We

own a

substantial amount

of Cell

C airtime

inventory ($8.6

million translated

at exchange

rates applicable

as of

June 30,
2023). In support of

Cell C’s liquidity

position and pursuant to Cell

C’s recapitalization

process, we limited the resale

of this airtime
through

our

distribution

channels.

On

September

30,

2022,

Cell

C

concluded

its

recapitalization

process

and

we

entered

into

an
agreement with Cell C under which

Cell C agreed to repurchase, from

October 2023, up to ZAR 10 million

of Cell C inventory from
us per month. The amount to be

repurchased by Cell C will be calculated

as ZAR 10 million less the face

value of any sales made by
the Company during that month. The Company continued to sell a minimum amount of Cell C airtime through its internal channels in late

fiscal

2022/

early

fiscal 2023

in support

of

Cell C’s

liquidity

position.

However,

our

ability

to

sell this

airtime

has

improved
significantly since

the acquisition

of Connect because

Connect is a

significant reseller

of Cell C

airtime. As

a result, we

sold higher
volumes of airtime through this channel than we did prior to the

Cell C recapitalization, however, continued

sales at these volumes is
dependent on

prevailing conditions continuing

in the airtime

market. If

we are able

to sell at

least ZAR 10

million a month

through
this channel

from October 1,

2023, then

Cell C would

not be required

to repurchase any

airtime from us

during any specific

month.
We

have agreed

to notify

Cell C

prior to

selling any

of this

airtime, however,

there is

no restriction

placed on

us on

the sale

of the
airtime.
Historical and current limitations

on our ability to freely dispose

of this Cell C airtime time

inventory exposes us to market

risk
for this inventory. Due to wholesale discounts in the distribution market for this airtime, it is not readily saleable in the current market without realising a loss. In light of this, we recorded

a loss of $1.3 million during fiscal 2020, related

to this airtime inventory.

While
no further

losses were

recorded

in fiscal

2023,

2022 and

2021, we

may be

required to

record further

losses in

the future

if we

are
unable to recover the carrying

value of this airtime inventory

or if Cell C is unable

to repurchase the inventory

as per our agreement.
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

Our

future

success

will

depend

in

part

on

our

ability

to

attract,

integrate,

retain

and

incentivize

key
personnel

and

a

sufficient

number

of

skilled

employees,

particularly

in

the

technical,

sales

and

senior
management areas.
We believe our management team has the right experience

and skills to execute on our strategy. However,

in order to succeed in
our product

development and

marketing efforts,

we may

need to identify

and attract new

qualified technical

and sales personne

l, as
well as motivate and retain our

existing employees. As a result, an

inability to hire and retain such

employees would adversely affect
our ability to

achieve our strategic

goals and maintain

our technological relevance.

We may face difficulty in

assimilating, transitioning
and integrating

newly-hired

personnel or

management of

any future

acquisitions into

our existing

management team,

and this

may
adversely affect

our business. Competitors

may attempt

to recruit

our top

management and

employees. In

order to attract

and retain
personnel in

a competitive

marketplace, we

must provide

competitive pay

packages, including

cash and equity

-based compensation
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

Office of Foreign Assets Control, or OFAC.
If

we

do

not

achieve

applicable

Broad-Based

Black

Economic

Empowerment

objectives in

our

South
African businesses, we

may be subject

to fines and

we risk losing

our government and/or

private contracts.
In addition,

it is

possible that

we may

be required

to increase

the Black

shareholding of

our company

in a
manner that

could dilute

your ownership

and/or change

the companies

from which

we purchase

goods or
procure services (to companies with a better BEE Status Level).
The legislative framework for the promotion of Broad-Based Black Economic Empowerment (“BEE”), in South Africa

has been
established through

the Broad-Based

Black Economic

Empowerment

Act, No.

53 of

2003, as

amended from

time to

time, and

the
Amended

BEE

Codes

of

Good

Practice,

2013,

or

BEE

Codes,

and

any

sector-specific

codes

of

good

practice,

or

Sector

Codes,
published pursuant

thereto. Sector

Codes are

fully binding

between and

among businesses

operating in

a sector

for which

a Sector
Code has been

published. Achievement

of BEE objectives

is measured by

a scorecard which

establishes a weighting

for the various
elements. Scorecards

are independently

reviewed by

accredited BEE

verification agencies

which issue

a verification

certificate that
presents an

entity’s

BEE Status

Level. This

BEE verification

process must

be conducted

on an

annual basis,

and the

resultant BEE
verification certificate is only

valid for a period

of 12 months from the

date of issue of the verification

certificate.

We currently

have
a level 5 BEE rating for our South African business.
Certain of our South African

businesses are subject to either

the Amended Information and

Communication Technology

Sector
Code, or ICT Sector Code, or the

Amended Financial Services Sector Code,

or the FS Sector Code. The ICT

Sector Code and the FS
Sector Code have been amended and aligned with the new

BEE Codes and were promulgated in November 2016 and December

2017,
respectively.

Licensing

and/

or

regulation

authorities

overseeing

these

South

African

businesses

may

set

minimum

adherence
requirements to BEE standards as a condition for an operating license to trade

.
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

as published

by Statistics

South

Africa,

from time

to time.
Employment Equity legislation

seeks to drive the

alignment of the workforce

with the racial composition

of the economically active
population

of

South

Africa

and

accelerate

the

achievement

of

employment

equity

targets,

introducing

monetary

fines

for

non-
compliance

with

the Employment

Equity

legislation

and misrepresented

submissions.

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

36

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

shares in our company

as of April 14,

2022. The final structure

of the ESOP is

contingent on shareholder

approval and
relevant regulatory and

governance approvals. The

ESOP had not been

established as of the

date of this Annual

Report on Form

10-
K.
During fiscal 2023, we

made a donation to

The Association for Savings

and Investment South Africa (“ASISA”),

an organization
which serves as a unifying force for the South

Africa's asset managers, collective investment scheme

management companies, linked
investment service providers, multi-managers, and life insurance companies. We provided donations to eight of our suppliers in order
to enable

them to

promote growth

and strengthen

their capacity

to provide

valuable products

and services

to the

market they

serve.
We

also contributed

to a

non-profit organization

that focuses

on education,

health services,

and sports

development in

underserved
communities, and we

believe our contribution

creates a positive impact

on society and promoting

holistic development among

those
who face

challenges in accessing

essential resources.

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

BEE Status Level

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

long-
term mitigation plans

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

of income we

earn on any

cash balances. The

South African corporate
income tax rate, of 27%, is higher than the

U.S. federal income tax rate, of 21%. Any increase

in the effective South African corporate
income tax rate would adversely impact our profitability and cash flow generation.
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

a comm

only
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

EasyPay

Everywhere
(“EPE”) business activities require

us to be registered as

a bank in South Africa

or to have access to an

existing banking license.

We
are not currently so registered,

but we have an agreement

with Grindrod Bank, a subsidiary

of African Bank Limited, that

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

Life
was granted an Authorized Financial Service Provider, or FSP,

license on June 9, 2015, and EasyPay Financial Services (Pty) Ltd and
Net1

Mobile

Solutions

(Pty) Ltd

were

each granted

FSP licenses

on

July

11,

2017.

If

our

FSP licenses

are

cancelled,

we

may

be
stopped from continuing our financial

services businesses in South Africa
unless we are able

to enter into a

representative arrangement
with a third party FSP.
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

yet been announced

and has been

significantly delayed.

We

believe that the

debt-relief bill will

restrict
the ability of financial services providers to provide lending products to certain low-income earners and will increase the cost of credit
to

these

consumers.

As a

result,

compliance

with

the debt

-relief

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
Our stock price has periodically experienced significant volatility. During the 2023 fiscal year, our stock price ranged from a low
of $3.02 to a high of $5.97. We

expect that the trading price of our common stock may

continue to be volatile as a result of a number
of factors, including, but not limited to the following:
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
2023,

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

37%

of

our

outstanding

common

stock

is

owned by

two shareholders.

The

interests of
these shareholders may conflict with those of our other shareholders.
There is a concentration of ownership

of our outstanding common stock because

approximately 37% of our outstanding common
stock is owned by two

shareholders. Based on their most

recent SEC filings disclosing

ownership of our shares, Value Capital Partners
(Pty) Ltd, or VCP,

and IFC Investors, beneficially own approximately 25% and 12% of our outstanding common stock as of June 30,
2023, respectively.
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

African court.
South Africa

is not

a party

to any

treaties regarding

the enforcement

of foreign

commercial judgments,

as opposed

to foreign
arbitral awards. Accordingly, a foreign judgment that

is not recognized in

South Africa has

no extra territorial effect, and

is not directly
enforceable in South Africa, but

constitutes a cause of action

which may be recognized and enforced

by South African courts provided
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

currency.

Also, under

South Africa’s

exchange control

laws, the

approval of

SARB or

an Authorised

Dealer is

required
before a defendant

resident in South Africa

may pay money to

a non-resident plaintiff

in satisfaction of a

foreign judgment enforced
by a court in South Africa.

It is

doubtful

whether an

original action

based on

United States

federal

securities laws

may

be brought

before South

African
courts. A plaintiff who

is not resident in South Africa may

be required to provide security for

costs in the event of proceedings being
initiated in

South Africa.

Furthermore, the

Rules of

the High

Court of

South Africa

require that

documents executed

outside South
Africa must be authenticated for the purpose of use in South African courts. In reaching the foregoing conclusions in respect of South
Africa, we consulted with our South African legal counsel, Werksmans

Inc.

ITEM 1B.

UNRESOLVED

STAFF COMMENTS
None.
ITEM 2.

PROPERTIES

We lease our corporate

headquarters facility which consists of approximately 87,000 square feet in Johannesburg,

South Africa.
We also lease properties throughout South

Africa, including an

approximately 36,000 square foot

manufacturing facility in Lazer

Park,
Johannesburg, 194 financial

services branches, 26 financial service

express stores and 22 satellite

branches. We

also lease additional
office space

in Johannesburg,

Cape Town

and Durban, South

Africa; and Gaborone,

Botswana. These leases

expire at various

dates
through

2028,

assuming

the

exercise

of

options

to

extend.

We

believe

that

we

have

adequate

facilities

for

our

current

business
operations.
ITEM 3.

LEGAL PROCEEDINGS

Litigation related to CPS

As

a

result

of

significant

obligations

relating

to,

and

ongoing

litigation

arising

out

of,

CPS’

SASSA

contract,

including

the
exhaustion

of CPS’

legal appeals

against a

court judgment

to repay

additional SASSA

implementation

costs, CPS

was placed

into
liquidation in October

2020. As a

result, CPS’ liquidators

are currently in

control of the CPS

liquidated estate

and are managing

the
affairs in

relation thereto.

We

have proven

our claims

and are

noted as

a creditor

along with

other creditors

in the

liquidated estate.
See Item

1A—“Risk Factors

—Cash Paymaster

Services, or

CPS, has

been placed

into liquidation.

While no

claim has

been made
against Lesaka for CPS’ obligations, we cannot provide assurance that no such claim will be made” for additional information.
There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which
we are a party or of which any of our property is the subject.
ITEM 4.

MINE SAFETY DISCLOSURES
Not applicable.

PART

II
ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF

EQUITY SECURITIES
Market information
Our common stock is listed on The NASDAQ Global Select Market, or Nasdaq, in the United States under the symbol “LSAK”
and on the JSE in South Africa under the symbol “LSK.” The Nasdaq is our principal market for the trading of our common stock and
we have a secondary listing on the JSE.
Our transfer

agent in

the United

States is

Computershare

Shareowner Services

LLC, 480

Washington

Blvd, Jersey

City,

New
Jersey,

07310.

According

to

the

records

of

our

transfer

agent,

as

of

August

31,

2023,

there

were

8

shareholders

of

record

of

our
common stock.

We

believe that

a substantially

greater number

of beneficial

owners of

our common

stock hold

their shares

though
banks, brokers,

and other financial

institutions (i.e. “street

name”). Our transfer

agent in South

Africa is JSE

Investor Services (Pty)
Ltd, One Exchange Square, 2 Gwen Lane, Sandown, Sandton, 2196,

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

The table

below presents

information relating

to purchases

of shares

of our

common stock

during the

fourth quarter

of fiscal
2023:
Period
(a)

Total

number of
shares purchased
(b)

Average price
paid per share ($)
(c)

Total

number of shares
purchased as part of
publicly announced
plans or programs
(d)

Maximum dollar value
of shares that may yet
be purchased under the
plans or programs ($)
April 2023 0 - - 100,000,000
May 2023 (1) 246,606 3.26 - 100,000,000
June 2023 (1) 2,881 3.96 - 100,000,000
Total 249,487 -
(1) Relates to the delivery of shares of our common

stock to us by certain of our employees to settle their income tax liabilities.
These shares do not reduce the repurchase authority under the share repurchase program.

Share performance graph
The chart

below compares

the five-year

cumulative return,

assuming the

reinvestment of

dividends, where

applicable, on

our
common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes

$100 was invested on June 30,
2018, in each of our common stock, the companies in the S&P 500 Index, and the companies in the

NASDAQ Industrial Index.

ITEM 6.

[RESERVED]

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

We

discuss

why

we

consider

it

useful

to
present these non-GAAP

measures and the

material risks and

limitations of these

measures, as well

as a reconciliation

of these non-
GAAP measures

to the

most directly

comparable GAAP

financial measure

below at

“—Results of Operations

—Use of Non-GAAP
Measures” below.
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
Developments during Fiscal 2023
Fiscal 2023 represents a milestone for Lesaka. We

made significant progress in our turnaround strategy and delivered continued
growth for Lesaka despite challenging macroeconomic and socio-political conditions.

We

reported a

net loss

attributable to

us of

$35.1 million

(ZAR 629.2

million) during

fiscal 2023

compared with

a net

loss of
$43.9 million (ZAR 666.8 million) during fiscal 2022. Our Consumer Division (“Consumer”) returned to profitability and contributed
three

sequential

quarters

of

positive

Segment

Adjusted

EBITDA,

with

our

Merchant

Division

“(Merchant”)

continuing

to

display
strong

growth

and

Segment

Adjusted

EBITDA

profitability

during

the

entire

fiscal

year.

We

delivered

Group

Adjusted

EBITDA
profit,

a non-GAAP measure, of ZAR 497.6 million ($27.7 million) in fiscal 2023, compared with a Group Adjusted EBITDA loss of
ZAR 267.7

million ($17.6

million) in

fiscal 2022, demonstrating

successful execution

against a

carefully considered

transformation
and growth strategy.

Group Adjusted EBITDA

is a non-GAAP measure,

refer to reconciliation below

at “—Results of Operations—
Use of Non-GAAP Measures”.
Our mission at Lesaka is

to enable merchants to compete and

grow, and to improve the lives of

South Africa’s grant beneficiaries
by providing access

to innovative financial

technology and value

creating solutions. We

achieve this through our

vision to build

and
operate the

leading full-service

fintech platform

in Southern

Africa, offering

cash management,

payment processing,

Value

Added
Services (“VAS”),

capital and financial services to merchants and underserved consumers.

Merchant Division outperformance
Our Merchant Division has

shown significant growth in our offering

to MSME, which is supported

by the robust secular trends
underpinning financial inclusion, cash management and digitalization for MSMEs.

Performance in our Merchant division has been driven by:
●
Kazang, which is our VAS and Supplier Payments Business, has seen strong adoption by MSMEs in

the informal sector, with
a 47% year-on-year

growth in the

number of devices

deployed. We

had approximately

75,000 devices deployed

as of June
30, 2023, compared to approximately 51,000 devices one year ago;
●
We

provide card acquiring

solutions in the informal

sector via Kazang

Pay and in

the formal sector we

provide this service
through

Card

Connect.

Card-enabled

POS

devices

increased

to

approximately

44,900

as

of

June

30,

2023,

compared

to
approximately 22,650 a year ago, a growth of 98% in deployed devices;

●
We provide merchants access to credit through Capital

Connect and Kazang Pay

Advance. We continue to see strong demand
for this merchant

credit offering

and disbursed

just over ZAR

1.0 billion

during the

year, compared

to approximately

ZAR
0.6 billion in the comparable period last year, representing growth of 62%.
●
Our automated cash management and payments business, Cash

Connect, effectively puts the “bank” in approximately

4,390
merchants’ stores (compared to approximately 4,080 merchants’

stores a year ago). Cash

Connect is a provider of

robust cash
vaults in the

formal sector,

and is building

a presence

in the informal

sector.

Cash Connect enables

our merchant

customer
base to significantly mitigate their operational risks pertaining to cash management and security.

Consumer Division contributing sequential positive Segment Adjusted EBITDA and poised for growth
Over the past four quarters we have consistently referenced the three levers underpinning our strategy of returning the Consumer
Division

to

profitability

-

growing

active

EasyPay

Everywhere

(“EPE”)

account

numbers,

increasing

average

revenue

per

user
(“ARPU”) through cross-selling and cost optimization.

The progress on our three key initiatives is as follows:
● Driving customer acquisition
○
Our total active EPE transactional account base

stood at approximately 1.3 million at

the end of June 2023,

of which
approximately

1.1 million

(or approximately

85%) are

permanent grant

recipients. The

balance

comprises Social
Relief of

Distress (“SRD”)

grant

recipients, which

was introduced

during the

COVID pandemic

and extended

in
calendar 2023. As of the end of June

2023, we increased our permanent grant account base by 2% on a net basis and
our

total

grant

base

by

10%

on

a

net

basis,

compared

to

the

prior

year.

The

net

growth

of

our

permanent

grant
recipient base has

been slower

than anticipated as

we continue to

transition the business

into a

sales driven, customer-
centric, financial services provider.

○
Our priority

is to grow

our permanent

grant recipient

customers base,

where we

can build

deeper relationships

by
offering other products such as insurance and lending. We do not offer the same breadth of service to the SRD grant base due to the temporary nature of the grant.
○ We continue to focus our efforts on designing and implementing products and services that we believe will enhance the lives of these people and their families. This in turn should improve account activation and utilization.
●
Progress on cross

selling
EasyPay Loans

o
We originated approximately 850,000 loans in fiscal 2023 with our net consumer loan book increasing 19% to ZAR
415

million

as

of

June

30,

2023,

compared

to

ZAR

349

million

as

of

June

30,

2022.

The

loan

conversion

rate
continues to

improve following

the implementation

of a

number of

targeted loan

campaigns over

the last

quarter.
The portfolio loss ratio,

calculated as the loans

written off during the

period as a percentage

of the total loan book,
remains encouragingly low at approximately 6% per annum.
EasyPay Insurance

o
Our insurance product sales

continues

to grow and

is a material

contributor to the

improvement in our

overall ARPU.
We

have been

able to improve

customer penetration

to approximately

30% of our

active permanent

grant account
base as of June 30, 2023, compared to just below 20% as of June 30, 2022. Over 124,700 new policies were written during fiscal 2023, compared to approximately 27,600 in the comparable period in fiscal 2022. The total number of active policies has

grown by 36%

to approximately 335,000 policies

as of June

30, 2023, compared to

June 30, 2022.
o
We

have experienced

a reduction in

the number of

insurance claims incurred

following the cancellation

of certain
offerings and also as a result of reduction in the number of pandemic

-related deaths.

ARPU

o
ARPU for our

permanent client base

has increased

to approximately ZAR

80 for the

fourth quarter of

fiscal 2023,
from approximately ZAR 74 in the fourth quarter of fiscal 2022.

● Cost optimization
o
Successful execution

of the

cost optimization

initiatives has

contributed

to our

achievement of

three consecutive
quarters of positive

Segment Adjusted EBITDA.

These initiatives included

branch rationalizations, deployment

of
our

ATMs

in

third

party

merchant

stores

and

reductions

in

our

cash

management

expenditures.

We

continue

to
evaluate

and

implement

further

optimization

measures,

particularly

around

our

branch

infrastructure

and

ATM
network, as we grow our Consumer Division.

Strengthening our relationships with key

stakeholders
We continue to build our relationship with the South African Social Security Agency (“SASSA”) through proactive engagement at a local, provincial, and national level.

We

have

also

made

good

progress

in

enhancing

our

relationships

with

our

shareholders,

regulators,

suppliers

and

other

key
participants across our industry.
Economic Environment and Impact of loadshedding

The

trading

environment

remains

challenging

in

South

Africa.

High

interest

rates,

inflation

and

unemployment

are

being
compounded by daily power

cuts (known as load-shedding

in South Africa). The power

disruptions adversely impact our

customers,
especially in our

Merchant Division, where

they lose valuable

trading hours if

they do not

have access to

alternative power supplies
and

back-up

facilities

to

process

electronic

payments

and

value-added

services.

The

negative

impact

is,

however,

to

some

extent
mitigated as our customer base is geographically diversified, and the rotational nature of load-shedding results in localized power cuts
over shorter time periods.
According to data published by EskomSePush, our customers experienced significantly higher level of load-shedding during the first six months of calendar 2023 of just over five hours, on average, per day,

compared with just over two hours, on average,

per day
during calendar 2022. Specifically, these power cuts intensified during the fourth quarter of

fiscal 2023, frequently exceeding 10 hours
per day.

This deterioration

has severely

impacted our

merchant’s

ability to

make up

lost trading

hours and

recharge back

up power
supplies where available.
Notwithstanding

the

challenging

operating

environment

our

teams

have

delivered

growth

in

the

Merchant

and

Consumer
Divisions, demonstrating the resilience of our business model which is firmly underpinned by the relevance and value of our offering
to our target market.

Improvement in our Broad Based Black Economic

Empowerment (“B-BBEE”) rating to level 5
B-BBEE is

key

strategic priority

for us.

Achievement

of B-BBEE

objectives

is measured

by a

scorecard which

establishes a
weighting

for

various

elements.

Scorecards

are

independently

reviewed

by

accredited

BEE

verification

agencies

which

issue

a
certificate that presents

an entity’s

BEE Contributor Status

Level, with level 1

being the highest and

“no rating” (a level

below level
8) as the lowest.

During fiscal 2023, we

made significant progress in terms

of improving our empowerment credentials

and are pleased
to report

that our

independently

verified

B-BBEE rating

has improved

to a

level 5

rating from

a level

8 rating.

Together

with the
various other B-BBEE initiatives and programmes being

rolled out, including our Youth

Employment Services (“YES”) programme,
we aim to achieve a level 4 rating by the end of fiscal year 2024.

Employee Share Ownership Plan (“ESOP”)
Under

the

South

African

Competition

Tribunal’s

approval

of

the

Connect

acquisition,

we

are

required

to

establish

an

ESOP
within 36 months of

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

quarters, the

ESOP shall

increase to

5% of

the issued

shares in

our company

as of

April 14,

2022. We

expect
that the majority

of our South African

workforce will be

eligible to participate

in the ESOP.

We

expect that participating

employees
will be required

to earn the

shares awarded over

a period of

time, currently

estimated at approximately

seven years,

but this vesting
period, as well as other

terms of ESOP,

have not been finalized

as of the date of

filing this Annual Report

on Form 10-K and

will be
subject to shareholder approval.
We

currently

expect to

issue up

to 5%

of our

issued share

capital to

the ESOP

and

we believe

that this

transaction

will be

a
qualifying transaction under South Africa’s Broad Based Black Economic Empowerment

Act, and is a key strategic imperative for us
in achieving a target BBEE level 4 rating by 30

June 2024. We are

pleased to report that we progressed well on this

initiative and are
confident that we will achieve this condition of the Connect acquisition within the time frames agreed.

Critical Accounting Policies
Our audited consolidated

financial statements have

been prepared in accordance

with U.S. GAAP,

which requires management
to

make

estimates

and

assumptions

about

future

events

that

affect

the

reported

amount

of

assets

and

liabilities

and

disclosure

of
contingent

assets and liabilities. As future

events and their effects

cannot be determined with

absolute certainty,

the determination of
estimates requires

management’s

judgment based

on a

variety of

assumptions and

other determinants

such as

historical experience,
current

and

expected

market

conditions

and

certain

scientific

evaluation

techniques.

Management

believes

that

the

following
accounting policies

are critical due

to the degree

of estimation required

and the impact

of these policies

on the understandi

ng of the
results of our operations and financial condition.
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

we are required to estimate

the fair value of goodwill that

is implied from a valuation of

the reporting unit to
which the goodwill

has been allocated

after deducting the

fair values of

all the identifiable

assets and liabilities

that form part

of the
reporting

unit.

The determination

of

the fair

value

of a

reporting

unit requires

us

to

make

significant

judgments

and estimates.

In
determining the fair value of reporting units for

fiscal 2023

and 2022, we considered entity-specific growth rates, future expected cash flows

to

be

used

in

our

discounted

cash

flow

model,

and

the

weighted-average

cost

of

capital

applicable

to

peer

and

industry
comparables of the reporting units.

We base

our estimates on assumptions

we believe to be reasonable

but that are unpredictable and
inherently uncertain. In addition, we make

judgments and assumptions in allocating assets

and liabilities to each of

our reporting units.
The results of our impairment tests during fiscal 2023

indicated that the fair value of our reporting units exceeded their carrying
values,

with

the

exception

of

the

$7.0

million

of

goodwill

impaired

during

fiscal

2023,

as

discussed

in

Note

10

to

our

audited
consolidated financial statements. The

results of our impairment tests

during fiscal 2022

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

The determination of

the fair value of this

equity security requires us

to
make significant judgments

and estimates.

We base our estimates

on assumptions we

believe to be

reasonable but that

are unpredictable
and inherently uncertain. Refer

to Note 6

of our audited consolidated

financial statements regarding the

valuation inputs and

sensitivity
related to our investment in Cell C.
We used a discounted cash flow model to determine the fair value of our investment in Cell C as of June 30, 2023 and 2022, and valued Cell C at

$0.0 (zero) as

of each of

June 30, 2023

and 2022. We

utilized the latest approved

business plan provided

by Cell C
management for

the period

ended December

31, 2025,

for the

June 30,

2023

and 2022

valuations, and

the following

key valuation
inputs were used:
Weighted Average

Cost of Capital:
Between 20% and 31% over the period of the forecast
Long-term growth rate: 4.5% (3% as of June 30, 2022)
Marketability discount: 20% (10% as of June 30, 2022)
Minority discount: 24% (15% as of June 30, 2022)
Net adjusted external debt - June 30, 2023:
(1)
ZAR 8.1 billion ($0.4 billion), no lease liabilities included
Net adjusted external debt - June 30, 2022:
(2)
ZAR 13.5 billion ($0.8 billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2023.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2022.
We

believe the

Cell C

business plan

is reasonable

based on

the current

performance and

the expected

changes in

the business
model. Refer to the sensitivity analysis included in

Note 6 to our audited consolidated financial statements

related to our valuation of
Cell C as of June 30, 2023.
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

of fiscal 2023,

2022

and 2021,

and therefore did
not recognize any impairment losses related to these equity securities during those years.
The determination of the fair value of an investment requires us to make significant judgments and estimates. We are required to base our

estimates on

assumptions

which we

believe to

be reasonable,

but these

assumptions may

be unpredictable

and inherently
uncertain.
The Company did not

identify any observable transactions during

either of the

years ended June 30,

2023

and 2022, and therefore
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

did not recognize any impairment

losses related
to our

equity-accounted investments

during that

year.

We

performed impairment

assessments

during fiscal

2023

and 2021,

for our
investment in

Finbond Group

Limited “(Finbond”)

following the

identification of

certain impairment

indicators. The

results of

our
impairment tests during

fiscal 2023

and 2021, resulted

in impairments of

$1.1 million and

$21.1 million, respectively,

related to our
equity-accounted investments. These impairments are discussed in

Note 9 to our audited consolidated financial statements.

For fiscal 2023, in determining the fair value of Finbond,

as it is listed on the Johannesburg Stock Exchange,

its market price as
of the impairment assessment dates,

adjusted for a liquidity discount

of 25%. For fiscal 2021,

in determining the fair value of

certain
of our equity-accounted investments, we

have considered (i) for Finbond

specifically, its market price as of the

impairment assessment
date, adjusted for a liquidity discount of 15%,

and (ii) the net asset

value of the equity-accounted investment being assessed as a proxy of fair value because reasonable cash flow forecasts were not available.
We

base our estimates on

assumptions we believe to

be reasonable but that

are unpredictable and inherently

uncertain. The fair
value of our investment in Finbond is sensitive to movements in its market price, which is quoted in ZAR, because we use the market price as the basis of our valuation.
Deferred Taxation
We

estimate

our

tax

liability

through

the

calculations

done

for

the

determination

of

our

current

tax

liability,

together

with
assessing temporary

differences

resulting

from the

different

treatment of

items for

tax and

accounting purposes.

These differ

ences
result in deferred tax assets and liabilities which are disclosed on our balance sheet.

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
and ongoing prudent and

practicable tax planning strategies

are considered. During fiscal 2023

and 2022, respectively we recorded

a
net decrease

of $8.0 million

and $1.7 million,

to our valuation

allowance, and during

fiscal 2021 we

recorded a net

increase of $1.5
million. As of June 30,

2023 and 2022, the valuation

allowance related to deferred

tax assets was $109.1 million

and $117.1 million,
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
would

result

in a

charge

that was

9%

higher

(if 55%

were used)

or 9%

lower (if

45%

were used).

Net

stock-based

compensation
expense from continuing operations was $7.3 million, $3.0 million and $0.3 million for fiscal 2023, 2022 and 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts Receivable
We maintain an allowance for doubtful accounts receivable

related to our Merchant

and Consumer segments with respect

to sales
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
Lending
Merchant lending
We maintain

an allowance for doubtful finance loans

receivable related to our Merchant services

segment with respect to short-
term loans

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

We consider these procedures to
be

appropriate

because

it takes

into

account

a

variety

of

factors

such

as the

customer’s

credit

capacity

and

customer-specific

risk
factors when originating a loan.

Consumer microlending
We maintain an allowance for doubtful finance

loans receivable related to our Consumer services segment with respect to short-
term loans to qualifying customers.

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

Recent accounting pronouncements not yet adopted as of June 30, 2023
Refer to Note 2

of our audited consolidated

financial statements for a

full description of recent

accounting pronouncements not
yet adopted as of June 30, 2023, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

ZAR: US $ Exchange Rates
First quarter
Second quarter
Third quarter
Fourth quarter
20.00
19.00
18.00
17.00
16.00
15.00
14.00
13.00
12.00
ZAR:US $
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-29
Mar-31
Apr-30
May-31
Jun-30
F2023 ZAR
F2022 ZAR
F2021 ZAR

Currency Exchange Rate Information

Actual exchange rates
The actual exchange rates for and at the end of the periods presented were as follows:
Table 1 June 30,
2023 2022
2021
ZAR : $ average exchange rate

17.7641 15.2154 15.4146
Highest ZAR : $ rate during period

19.7558 16.2968 17.6866
Lowest ZAR : $ rate during period

16.2034 14.1630 13.4327
Rate at end of period

18.8376 16.2903 14.3010
Translation Exchange Rates
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this data for the years ended June 30, 2023, 2022 and 2021, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:
Table 2 June 30,
2023 2022
2021
Income and expense items: $1 = ZAR

17.9400 15.1978 15.7162
Balance sheet items: $1 = ZAR

18.8376 16.2903 14.3010

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
and

measured.

Presentation

of

our

reported

results

in

ZAR

is

a

non-GAAP

measure.

Due

to

the

significant

impact

of

currency
fluctuations between

the U.S. dollar

and ZAR on

our reported

results and

because we

use the

U.S. dollar as

our reporting

currency,
we believe that

the supplemental presentation

of our results

of operations in

ZAR is useful

to investors to

understand the changes

in
the underlying trends of our business.

Our

operating

segment

revenue

presented

in

“—Results

of

operations

by

operating

segment”

represents

total

revenue

per
operating segment before intercompany

eliminations. A reconciliation between

total operating segment revenue and

revenue,

as well
as the reconciliation because our segment performance measure and net loss before tax (benefits) expense, is presented in our audited consolidated financial

statements in

Note 21

to those

statements. Our

chief operating

decision maker

is our

Group Chief

Executive
Officer

and

he

evaluates

segment

performance

based

on

segment

earnings

before

interest,

tax,

depreciation

and

amortization
(“EBITDA”), adjusted for

items mentioned in

the next sentence

(“Segment Adjusted EBITDA”)

for each operating

segment. We

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
Operations—Use of Non-GAAP Measures” below.
Fiscal 2023 includes

Connect for

the entire fiscal

year and

fiscal 2022 includes

consolidation of

Connect from

April 14, 2022.
Refer also to Note 3 to the audited consolidated financial statements for additional information regarding this transaction.
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

Fiscal 2023 Compared to Fiscal 2022
The following factors had

a significant influence on

our results of

operations during fiscal

2023 as compared

with the same

period
in the prior year:
● Higher revenue:
Our revenues

increased by

180.0% in

ZAR, primarily

due to

the contribution

from Connect

in Merchant
and an increase in account fees and insurance revenues in Consumer;
●
Lower operating

losses:
Operating

losses decreased,

delivering

an improvement

of 55%

in ZAR

compared

with the

prior
period

primarily

due

to

the

contribution

from

Connect,

strong

hardware

sales,

and

the

implementation

of

various

cost
reduction

initiatives

in

Consumer,

which

was

partially

offset

by

an

increase

in

acquisition

related

intangible

asset
amortization;
●
Higher

net

interest

charge:

The

net

interest

charge

increased

to

ZAR

299.9

million

from

ZAR

56.8

million

due

to

the
additional borrowings

incurred in

order to

fund the

acquisition of

Connect as

well as

the debt

acquired within

the Connect
business itself;
● Significant transaction costs:

We expensed $6.0 million of transaction

costs related to

the Connect acquisition in

fiscal 2022;
and
● Foreign exchange movements:

The U.S. dollar was 18.0% stronger against the ZAR

during fiscal 2023, which impacted our
reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:

Table 3 In U.S. Dollars
Year

ended June 30,
2023 2022 $ %

$ ’000 $ ’000 change
Revenue

527,971 222,609 137%
Cost of goods sold, IT processing, servicing and support

417,544 168,317 148%
Selling, general and administration

95,050 74,993 27%
Depreciation and amortization

23,685 7,575 213%
Impairment loss
7,039 - nm
Reorganization costs
- 5,894 nm
Transaction costs related to Connect acquisition
- 6,025 nm
Operating loss
(15,347) (40,195) (62%)
Gain related to fair value adjustment to currency options
- 3,691 nm
Loss on disposal of equity-accounted investment
205 376 (45%)
Gain on disposal of equity securities
- 720 nm
Interest income

1,853 2,089 (11%)
Interest expense

18,567 5,829 219%
Loss before income tax (benefit) expense

(32,266) (39,900) (19%)
Income tax (benefit) expense
(2,309) 327 nm
Net loss before loss from equity-accounted investments

(29,957) (40,227) (26%)
Loss from equity-accounted investments

(5,117) (3,649) 40%
Net loss attributable to us

(35,074) (43,876) (20%)
Table 4 In South African Rand
Year

ended June 30,
2023 2022 ZAR %

ZAR ’000 ZAR ’000 change
Revenue

9,471,800 3,383,166 180%
Cost of goods sold, IT processing, servicing and support

7,490,739 2,558,047 193%
Selling, general and administration

1,705,196 1,139,728 50%
Depreciation and amortization

424,909 115,123 269%
Impairment loss
126,280 - nm
Reorganization costs
- 89,576 nm
Transaction costs related to Connect acquisition
- 91,567 nm
Operating loss
(275,324) (610,875) (55%)
Gain related to fair value adjustment to currency options
- 56,095 nm
Loss on disposal of equity-accounted investment
3,678 5,714 (36%)
Gain on disposal of equity securities
- 10,942 nm
Interest income

33,243 31,748 5%
Interest expense

333,092 88,587 276%
Loss before income tax (benefit) expense

(578,851) (606,391) (5%)
Income tax (benefit) expense
(41,423) 4,970 nm
Net loss before loss from equity-accounted investments

(537,428) (611,361) (12%)
Loss from equity-accounted investments

(91,799) (55,457) 66%
Net loss attributable to us

(629,227) (666,818) (6%)
Revenue increased by $305.4 million (ZAR 6.1 billion), or 137.2% (in ZAR, 180.0%), primarily due to the inclusion of Connect for

the entire

fiscal year,

which has

substantial low

margin

prepaid

airtime sales

in addition

to its

core processing

revenue and

an
increase in account fees and insurance revenues.

Cost of

goods sold,

IT processing,

servicing and

support increased

by $249.2

million (ZAR

4.9 billion),

or 148.1%

(in ZAR,
192.8%), primarily due to the inclusion of Connect,

which were partially offset by the benefits of

various cost reduction initiatives in
Consumer and lower insurance-related claims.

Selling, general and administration expenses increased by $20.1 million (ZAR 0.6 billion), or 26.7% (in ZAR, 49.6%), primarily due

to

higher

employee-related

expenses

related

to

the

expansion

of

our

senior

management

team,

the

year-over-year

impact

of
inflationary

increases

on

employee-related

expenses

and

the

inclusion

of

expenses

related

to

Connect’s

operations,

which

were
partially offset by the benefits of various cost reduction initiatives in Consumer.
Depreciation and

amortization expense

increased by $16.1

million (ZAR 0.3

billion), or 212.7%

(in ZAR, 269.1%),

due to the
inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to

the Connect acquisition,
as well as the inclusion of depreciation expense related to Connect’s property, plant and equipment.
During fiscal 2023, we

recorded an impairment loss

of $7.0 million related

to the impairment of

our hardware/ software supply
business

unit’s

allocated

goodwill.

Refer

to

Note

10

of

our

audited

consolidated

financial

statements

for

additional

information
regarding these impairment losses.
We embarked on a retrenchment process on January 10, 2022, and incurred reorganization expenses of $5.9 million during fiscal
2022.
Transaction

costs related

to Connect

acquisition in

fiscal 2022

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

2023

and 2022

was

(2.9%) and

(18.1%), respectively.
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
We

recorded

a

net

loss

of

$0.2

million

comprising

a

loss

of

$0.4

million

related

to

the

disposal

of

a

minor

portion

of

our
investment in Finbond and a $0.25 million gain related to

the disposal of our entire interest in Carbon

during fiscal 2023. We recorded
a loss of $0.4 million related to the disposal

of a minor portion of our investment in Finbond during fiscal

2022. Refer to Note 9 to our
consolidated financial statements for additional information regarding these disposals.
We recorded

a gain of $0.7 million related to the disposal of our entire interest in an equity security during fiscal 2022. Refer to
Note 9 to our consolidated financial statements for additional information regarding this gain.
Interest on surplus cash decreased to $1.9 million (ZAR

33.2 million) from $2.1 million (ZAR 31.7 million), primarily due to the
inclusion of Connect, which was partially offset by lower overall surplus cash balances following the acquisition of Connect.
Interest expense increased

to $18.6 million

(ZAR 333.1 million)

from $5.8 million

(ZAR 88.6 million),

primarily as a result

of
additional

interest

expense

incurred

related

to

borrowings

obtained

to

partially

fund

the acquisition

of

Connect,

interest

expenses
incurred in Connect to fund our cash management, digitization and VAS offerings, and a higher utilization of our facilities to fund our
ATMs,

which was also coupled with an increase in base interest rates.
Fiscal 2023

tax benefit was $(2.3) million (ZAR (41.4) million) compared to a tax expense of $0.3 million (ZAR 5.0 million) in
fiscal 2022. Our effective tax rate for fiscal 2023 was impacted by a reduction in the enacted South African corporate income tax rate
from

28%

to

27%

from

January

2023

(but

backdated

to

July

1,

2022),

the

tax

expense

recorded

by

our

profitable

South

African
operations, a deferred

tax benefit related to

acquisition-related intangible asset

amortization, non-deductible

expenses, a deferred tax
benefit related

to an

expense paid

by Connect

before we

acquired the

business and

which subsequently

has been

determined to

be
deductible

for

tax

purposes,

the

on-going

losses

incurred

by

certain

of

our

South

African

businesses

and

the

associated

valuation
allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.
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
We
recorded

impairment

losses related

to

our investment

in Finbond

in fiscal

2023

following

on-going
losses reported

by Finbond

and its

lower listed

share price.

Refer to

Note 9

to our

consolidated

financial statements

for additional
information regarding the impairments.

The table below presents the relative loss from our equity accounted investments:
Table 5
Year

ended June 30,
2023 2022 $ %
$ ’000 $ ’000 change
Finbond (5,206) (3,665) 42%
Share of net (loss) income

(4,096) (3,665) 12%
Impairment (1,110) - nm
Other 89 16 456%
Share of net income (loss) 89 16 456%
Total

loss from equity-accounted investment
(5,117) (3,649) 40%
Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating

(loss) income are illustrated below:

Table 6 In U.S. Dollars
Year

ended June 30,
2023 % of 2022 % of %
Operating Segment $ ’000 total $ ’000 total change
Consolidated revenue:
Merchant 463,701 88% 156,689 70% 196%
Consumer 62,801 12% 65,932 30% (5%)
Subtotal: Operating segments

526,502 100% 222,621 100% 137%
Not allocated to operating segments 1,469 - - - nm
Corporate/Eliminations

- - (12) - nm
Total

consolidated revenue

527,971 100% 222,609 100% 137%
Group Adjusted EBITDA:
Merchant 33,531 121% 12,646 (72%) 165%
Consumer (1) 3,314 12% (21,674) 123% nm
Group costs (9,109) (33%) (8,587) 49% 6%
Group Adjusted EBITDA (non-GAAP)
(2)
27,736 100% (17,615) 100% nm
(1) Consumer Segment Adjustment EBITDA for fiscal 2022 includes reorganization cost of $5.9 million.
(2) Group Adjusted EBITDA is a non-GAAP measure, refer to reconciliation below at “—Results of Operations—Use of Non-
GAAP Measures”.

Table 7 In South African Rand
Year

ended June 30,
2023 % of 2022 % of %
Operating Segment ZAR ’000 total ZAR ’000 total change
Consolidated revenue:
Merchant 8,318,796 88% 2,381,323 70% 249%
Consumer 1,126,650 12% 1,002,021 30% 12%
Subtotal: Operating segments

9,445,446 100% 3,383,344 100% 179%
Not allocated to operating segments 26,354 - - - nm
Corporate/Eliminations

- - (178) - nm
Total

consolidated revenue

9,471,800 100% 3,383,166 100% 180%
Group Adjusted EBITDA:
Merchant 601,546 121% 192,197 (72%) 213%
Consumer
(1)
59,453 12% (329,403) 123% nm
Group costs (163,415) (33%) (130,503) 49% 25%
Group Adjusted EBITDA (non-GAAP)
(2)
497,584 100% (267,709) 100% nm
(1) Consumer Segment Adjustment EBITDA for fiscal 2022 includes reorganization cost of ZAR 89.6 million.
(2) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment

revenue

increased

due

to

the

contribution

from

Connect

for

the

full fiscal

year

compared

with

only

two

and a

half
months in fiscal

2022. This increase

was partially offset

by lower hardware

sales revenue given

the lumpy nature

of bulk sales.

The
increase in

Segment Adjusted

EBITDA is

also due

to the inclusion

of Connect,

which was partially

offset by

lower hardware

sales.
Connect records a significant proportion of its airtime sales in revenue and cost of sales, while only earning a relatively small margin.
This significantly depresses the Segment Adjusted EBITDA margins shown by the business.
Our Segment

Adjusted EBITDA

(loss) margin

(calculated as

Segment Adjusted

EBITDA (loss)

divided by

revenue) in

fiscal
2023

and 2022 was 7.2% and 8.1%, respectively.
Consumer
Segment revenue increased primarily due to higher insurance revenues and higher account holder fees, though this was partially offset by

lower ATM

transaction fees.

We

embarked on a

retrenchment process

during the third

quarter of fiscal

2022 and recorded
an expense of

$5.9 million which is

included in Segment

Adjusted EBITDA loss. The

cost reduction initiatives

we initiated in

fiscal
2022 delivered

a significant

reduction in

Consumer’s operating

expenses which

resulted in

a significantly

lower Segment

Adjusted
EBITDA

loss

compared

with

fiscal

2022.

Specifically,

expenses

associated

with

operating

a

mobile

distribution

network

were
discontinued

in

early

fiscal

2022,

and

we

have

streamlined

our

fixed

distribution

network

through

reductions

in

certain

expenses
including

employee-related

costs,

security,

guarding

and

premises costs.

In

June

2022

we

recalibrated

our

allowance

for

doubtful
microlending finance

loans receivable

from 10%

of the

lending book

outstanding to

6.5% of

the lending

book, which

resulted in

a
release from the allowance in fiscal 2022.
Our Segment

Adjusted EBITDA loss

margin in

fiscal 2023

and 2022

was 5.3% and

(32.9%), respectively.

After adjusting for
the

reorganization

charge

our fiscal

2022

Segment

Adjusted

EBITDA

loss margin

was

(23.9%).

Segment

Adjusted

EBITDA

loss
margin before the reorganization charge is a non-GAAP measure. We believe that the presentation of our Segment Adjusted EBITDA loss margin

before the

reorganization

charge

is useful

to investors

to understand

the improvement

in the

operating performance

in
Consumer, before the reorganization

charge, in fiscal 2023 compared with fiscal 2022.

Group costs
Our group

costs primarily

include employee

related costs

in relation

to employees

specifically hired

for group

roles and

costs
related

directly

to

managing

the

US-listed

entity;

expenditures

related

to

compliance

with

the

Sarbanes-Oxley

Act

of

2002;

non-
employee directors’ fees; legal fees; group and US-listed related audit fees; and directors’ and officers’ insurance premiums.
Our

group

costs

for

fiscal

2023

increased

compared

with

the

prior

period

due

to

higher

employee

costs

and

an

increase

in
directors’ and officers’ insurance premiums.

Fiscal 2022 Compared to Fiscal 2021
The following factors had

a significant influence on

our results of

operations during fiscal

2022 as compared with

the same period
in the prior year:
● Higher revenue:
Our revenues increased

by 64.6% in

ZAR, primarily due

to the contribution

from Connect, an

increase in
hardware

sales,

an

increase

in

merchant

transaction

processing

fees,

and

a

moderate

increase

in

lending

and

insurance
revenues;
●
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
● Significant transaction costs:

We expensed $6.0 million of transaction

costs related to

the Connect acquisition in

fiscal 2022;
and
● Foreign exchange movements:

The U.S. dollar was 3.3% stronger

against the ZAR during fiscal 2022,

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

7,575 4,347 74%
Reorganization costs
5,894 - nm
Transaction costs related to Connect acquisition
6,025 - nm
Operating loss
(40,195) (53,872) (25%)
Change in fair value of equity securities
- 49,304 nm
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

Table 9
In South African Rand
(US GAAP)
Year

ended June 30,
2022 2021 ZAR %

ZAR ’000 ZAR ’000 change
Revenue

3,383,166 2,055,459 65%
Cost of goods sold, IT processing, servicing and support

2,558,047 1,512,653 69%
Selling, general and administration

1,139,728 1,321,151 (14%)
Depreciation and amortization

115,123 68,318 69%
Reorganization costs
89,576 - nm
Transaction costs related to Connect acquisition
91,567 - nm
Operating loss
(610,875) (846,663) (28%)
Change in fair value of equity securities
- 774,872 nm
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
Revenue increased

by $91.8

million (ZAR

1.3 billion),

or 70.2%

(in ZAR,

64.6%), primarily

due to

the inclusion

of Connect,
which has

substantial low

margin prepaid

airtime sales

in addition

to its

core processing

revenue, an

increase in

hardware sales,

an
increase in merchant transaction processing fees, and moderate increases in lending and insurance revenues.

Cost of goods

sold, IT processing,

servicing and support

increased by $72.1

million (ZAR 1.0

billion), or 74.9%

(in ZAR, 69.1%),
primarily due

to the

inclusion of

Connect, an

increase in

the cost

of hardware

sales, higher

costs related

to transaction

fees and

an
increase in insurance-related claims experience, which

were partially offset by the benefits of various cost reduction initiatives in our
Consumer business.
Selling, general and administration expenses decreased by $9.1 million (ZAR 0.2 billion), or 10.8% (in ZAR, 13.7%), primarily due

to

lower

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
to

the

expansion

of

our

senior

management

team,

and

the

year-over-year

impact

of

inflationary

increases

on

employee-related
expenses.
Depreciation and amortization expense increased by $3.2 million (ZAR 46.8 million), or 74.3% (in ZAR, 68.5%),

increased due
to

the

inclusion

of

acquisition-related

intangible

asset

amortization

related

to

intangible

assets

identified

pursuant

to

the

Connect
acquisition, as well as the inclusion of depreciation expense related to

Connect’s property,

plant and equipment.
We embarked on a retrenchment process on January 10, 2022, and incurred reorganization expenses of $5.9 million during fiscal
2022.
Transaction

costs related

to

Connect

acquisition

includes

fees

paid

to

external

service

providers

associated

with

the

contract
drafting and

negotiations; corporate

finance advisory

services; legal,

financial and

tax due

diligence activities

performed; warranty
and indemnity

insurance related

to the

transaction; and

other advisory

services procured;

as well

as our

portion

of the

fees paid

to
competition authorities related to the regulatory filings made in various jurisdictions

.
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

88.6) million

from $3.0

million (ZAR

46.9 million),

primarily

as a

result of
additional

interest

expense

incurred

related

to

borrowings

obtained

to

partially

fund

the acquisition

of

Connect,

interest

expenses
incurred in Connect to fund our cash management, digitization and VAS offerings, and a higher utilization of our facilities to fund our
ATMs

.
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

change in the fair value

of our equity securities, which
is at

a lower

tax rate

than

the South

African

statutory

rate, the

tax charge

related

to our

profitable

South

African operations,

non-
deductible expenses, the on-going losses incurred by certain of our

South African businesses and the associated valuation allowances created related to the deferred

tax assets recognized regarding net

operating losses incurred by these

entities, which was partially offset
by the reversal of the deferred tax liability related to one of our equity-accounted investments following its impairment.
The disposal of certain of our equity-accounted investments in fiscal 2021, as well as a number of impairments,

has impacted the
comparability of our

loss from

equity-accounted investments. We disposed of

our investment

in Bank Frick

in fiscal

2021.
We recorded
an impairment loss related to our investment in Finbond in fiscal 2021 following a slow-down in its business activity and lower listed share price.

Refer to Note 9

to our audited consolidated financial statements

for additional information regarding our equity-accounted
investments, including disclosure regarding the disposals and impairments.

The table below presents the relative loss from our equity accounted investments:
Table 10
Year

ended June 30,
2022 2021
$ ’000 $ ’000 $ % change
Finbond (3,665) (22,009) (83%)
Share of net (loss) income

(3,665) (4,359) (16%)
Impairment - (17,650) nm
Bank Frick - 1,156 nm
Share of net income

- 1,156 nm
Other 16 (4,025) nm
Share of net loss 16 (531) nm
Impairment - (3,494) nm
Total

loss from equity-accounted investments
(3,649) (24,878) (85%)

Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating income are illustrated below:
Table 11 In U.S. Dollars
Year

ended June 30,
2022 % of 2021 % of %
Operating Segment $ ’000 total $ ’000 total change
Consolidated revenue:
Merchant 156,689 70% 62,944 48% 149%
Consumer 65,932 30% 66,149 51% (0%)
Subtotal: Operating segments

222,621 100% 129,093 99% 72%
Not allocated to operating segments - - 1,693 1% nm
Corporate/Eliminations

(12) - - - nm
Total

consolidated revenue

222,609 100% 130,786 100% 70%
Group Adjusted EBITDA:
Merchant 12,646 (72%) 5,411 (14%) 134%
Consumer (1) (21,674) 123% (25,962) 68% (17%)
Not allocated to operating segments - - (10,899) 28% nm
Group costs (8,587) 49% (6,965) 18% 23%
Group Adjusted EBITDA (non-GAAP)
(2)
(17,615) 100% (38,415) 100% (54%)
(1) Consumer Segment Adjustment EBITDA for fiscal 2022 includes reorganization cost of $5.9 million.
(2) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 12 In South African Rand
Year

ended June 30,
2022 % of 2021 % of %
Operating Segment ZAR ’000 total ZAR ’000 total change
Consolidated revenue:
Merchant 2,381,323 70% 989,241 48% 141%
Consumer 1,002,021 30% 1,039,611 51% (4%)
Subtotal: Operating segments

3,383,344 100% 2,028,852 99% 67%
Not allocated to operating segments - - 26,607 1% nm
Corporate/Eliminations

(178) - - - nm
Total

consolidated revenue

3,383,166 100% 2,055,459 100% 65%
Group Adjusted EBITDA:
Merchant 192,197 (72%) 85,040 (14%) 126%
Consumer (1) (329,403) 123% (408,024) 68% (19%)
Not allocated to operating segments - - 322,984 28% nm
Group costs (130,503) 49% (109,463) 18% 19%
Group Adjusted EBITDA (non-GAAP)
(2)
(267,709) 100% (603,738) 100% (56%)
(1) Consumer Segment Adjustment EBITDA for fiscal 2022 includes reorganization cost of ZAR 89.6 million.
(2) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment revenue

increased due

to the

inclusion of

Connect for

two and

a half

months and

an increase

in hardware

sales and
processing fees. The

increase in Segment

Adjusted EBITDA is

primarily due to

the inclusion of

Connect, which was

partially offset
by higher costs related

to processing fees

and higher employee-related expenses. Connect

records a significant proportion

of its airtime
sales in revenue

and cost of

sales, while only

earning a relatively

small margin. This depresses

the Segment Adjusted EBITDA

margins
shown by the business.

Our Segment Adjusted EBITDA margin for fiscal 2022

and 2021

was 8.1% and 8.6%, respectively.
Consumer
The underlying decrease in revenue was primarily due to

lower processing fees, partially offset by higher insurance

and lending
revenue

and account

holder fees.

We

embarked

on a

retrenchment process

during

the third

quarter of

fiscal 2022

and recorded

an
expense

of

$5.9

million

which

is

included

in

the

Segment

Adjusted

EBITDA

loss,

refer

to

Note

1

to

our

consolidated

financial
statements for

additional information

regarding this

process.

Segment Adjusted

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
claims experience.
Our Segment Adjusted EBITDA

loss margin for fiscal

2022

and 2021 was

(32.9%) and

(39.2%), respectively.

After adjusting
for the reorganization

charge our fiscal 2022

Segment Adjusted EBITDA loss

margin was (23.9%)

.

We

believe that the presentation
of our Segment Adjusted EBITDA loss margin before

the reorganization charge is useful to investors to understand the improvement
in the operating performance in Consumer, before

the reorganization charge, in fiscal 2022

compared with fiscal 2021.
Group costs
Our group costs increased primarily due to higher employee

costs, an increase in audit fees and directors’

and officers’

insurance
premiums.
Use of Non-GAAP Measures
U.S. securities laws

require that when

we publish any

non-GAAP measures, we

disclose the reason

for using these

non-GAAP
measures and provide reconciliations to the most directly comparable GAAP measures. The presentation of Group Adjusted EBITDA is

a

non-GAAP

measure.

We

provide

this

non-GAAP

measure

to

enhance

our

evaluation

and

understanding

of

our

financial
performance.
Non-GAAP Measures
Group

Adjusted

EBITDA

is

earnings

before

interest,

tax,

depreciation

and

amortization

(“EBITDA”),

adjusted

for

non-
operational transactions (including loss on disposal

of equity-accounted investments, gain related to

fair value adjustments to currency
options), (earnings) loss from

equity-accounted investments, stock-based compensation charges, lease adjustments and once-off items.
Lease

adjustments

reflect

lease

charges

and

once-off

items

represents

non-recurring

expense

items,

including

costs

related

to
acquisitions and transactions consummated or ultimately not pursued.

The table below presents the reconciliation between GAAP net loss attributable to Lesaka to Group Adjusted EBITDA:
Table 13
Years

ended June 30,
2023 2022 2021
$ ’000 $ ’000 $ ’000
Loss attributable to Lesaka - GAAP (35,074) (43,876) (38,057)
Loss from equity accounted investments 5,117 3,649 24,878
Net loss before loss from equity-accounted investments (29,957) (40,227) (13,179)
Income tax (benefit) expense (2,309) 327 7,560
Loss before income tax expense (32,266) (39,900) (5,619)
Interest expense 18,567 5,829 2,982
Interest income (1,853) (2,089) (2,416)
Gain on disposal of equity securities - (720) -
Net loss on disposal of equity-accounted investment 205 376 13
Loss on sale of Bank Frick - - 472
Gain related to fair value adjustment to currency options - (3,691) -
Change in fair value of equity securities - - (49,304)
Operating loss (15,347) (40,195) (53,872)
Impairment loss 7,039 - -
PPA amortization

(amortization of acquired intangible assets)

15,149 3,826 360
Depreciation 8,536 3,749 3,987
Stock-based compensation charges 7,309 2,962 344
Lease adjustments 2,906 3,955 4,148
Once-off items (1) 1,922 8,088 6,618
Unrealized Loss FV for currency adjustments 222 - -
Group Adjusted EBITDA - Non-GAAP 27,736 (17,615) (38,415)
(1) The table below presents the components of once-off

items for the periods presented:
Table 14
Years

ended June 30,
2023 2022 2021
$ ’000 $ ’000 $ ’000
Non-recurring revenue not allocated to segments (1,469) - -
Employee misappropriation of company funds 1,202 - -
Transaction costs 850 6,460 1,879
Expenses incurred related to closure of legacy businesses 639 - -
Indirect taxes provision 438 - -
Separation of employee expense 262 - -
Legacy processing adjustments - 1,628 -
Allowance for doubtful EMI loans receivable

- - 4,739
Total once-off

items
1,922 8,088 6,618
Once-off items are non-recurring in nature, however, certain items may be reported in

multiple quarters. For instance, transaction
costs include costs incurred related to acquisitions and

transactions consummated or ultimately not pursued. The transactions can span multiple quarters, for instance in fiscal 2022 we

incurred significant transaction costs related to the acquisition Connect over a number
of quarters, and the transactions are generally non-recurring.
Non-recurring revenue not

allocated to segments

includes once off

revenue recognized that

we believe does

not relate to

either
our Merchant

or Consumer

divisions. Employee

misappropriation of

company funds

represents a

once-off

loss incurred.

Expenses
incurred

related

to

close

of

legacy

businesses

represents

costs

incurred

related

to

subsidiaries

which

we

are

in

the

process

of
deregistering/ liquidation

and therefore we

consider these costs non-operational

and ad hoc in

nature. Indirect tax

provision includes
non-recurring indirect taxes

which have been

provided related to

prior periods following

an on-going

investigation from a

tax authority.
We

incurred separation

costs related

to the

termination of

certain senior-level

employees, including

an executive

officer and

senior
managers, during

the fiscal

year and

we consider

these specific

terminations to

be of

a non-recurring

nature. The

legacy processing
adjustments represents amounts we

identified during fiscal 2022

related to prior

periods that are

payable to third

parties.

The allowance
for doubtful

EMI loans

receivable relates

to provision

created in

fiscal 2021

related to

loan provided

to certain

of our

then equity-
accounted investments.

Liquidity and Capital Resources
At June 30,

2023, our unrestricted

cash and cash

equivalents were $35.5

million and comprised

of ZAR-denominated

balances
of ZAR

0.6 million ($29.2

million), U.S. dollar-denominated

balances of $4.5

million, and other

currency deposits, primarily

Botswana
pula, of

$1.8 million,

all amounts translated

at exchange

rates applicable

as of

June 30,

2023. The

decrease in

our unrestricted

cash
balances

from

June

30,

2022,

was

primarily

due

to

the

utilization

of

cash

reserves

to

fund

certain

scheduled

repayments

of

our
borrowings, fully settle our revolving credit facility, purchase ATMs and safe assets, and to make an investment in working capital in our

Consumer

and

Merchant

operation,

which

was

partially

offset

by

the

utilization

of

our

available

borrowings

and

a

positive
contribution from Connect and certain of our Consumer operations.
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

30, 2023,

for additional
information related to our borrowings.
Available short-term

borrowings
Summarized below are our short-term facilities available and utilized as of

June 30, 2023:
Table 15
RMB Facility E RMB Indirect RMB Connect Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities
available, comprising:
Overdraft

- - - - 10,882 205,000 - -
Overdraft restricted as to
use
(1)
74,319 1,400,000 - - - - - -
Total overdraft 74,319 1,400,000 - - 10,882 205,000 - -
Indirect and derivative
facilities (2) - - 7,167 135,000 - - 8,311 156,556
Total

short-term facilities
available 74,319 1,400,000 7,167 135,000 10,882 205,000 8,311 156,556
Utilized short-term
facilities:
Overdraft

- - - - 9,025 170,000 - -
Overdraft restricted as to
use (1) 23,021 433,654 - - - - - -
Indirect and derivative
facilities (2) - - 1,757 33,100 - - 112 2,110
Total

short-term facilities
available 23,021 433,654 1,757 33,100 9,025 170,000 112 2,110
Interest rate, based on South
African prime rate 11.75% 11.65%
(1) Overdraft may only be used to fund ATMs

and upon utilization is considered restricted cash.
(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support
guarantees issued by RMB and Nedbank to various third parties on our behalf.

Long-term borrowings
We have

aggregate long-term borrowing

outstanding of ZAR 2.5 billion

($133.1 million translated at exchange

rates as of June
30, 2023) as

described in Note

12. These borrowings

include outstanding

long-term borrowings

obtained by Lesaka

SA of ZAR

0.9
billion,

including

accrued

interest,

which

was

used

to

partially

fund

the

acquisition

of

Connect.

The

Lesaka

SA

borrowing
arrangements were amended

in March 2023

to include a

ZAR 200 million

revolving credit facility.

The revolving credit

facility had
been repaid in full as of June 30, 2023, and the entire balance is available for utilization. In contemplation of the Connect transaction,
Connect obtained

total facilities

of approximately

ZAR 1.3

billion, which

were utilized

to repay

its existing

borrowings,

to fund

a
portion of its capital expenditures and to settle obligations under the transaction documents, and which has subsequently been upsized for its

operational requirements

and has

an outstanding

balance as

of June

30, 2023,

of ZAR

1.2 billion,

We

also have

a revolving
credit facility, of ZAR 300.0 million

which is utilized to fund a portion of our merchant finance loans receivable book.
Restricted cash
We

have credit

facilities with RMB

in order

to access cash

to fund

our ATMs

in South Africa.

Our cash, cash

equivalents and
restricted cash

presented in

our consolidated

statement of

cash flows

as of

June 30,

2023, includes

restricted cash

of approximately
$23.0

million

related

to

cash withdrawn

from

our

debt

facility

to

fund

ATMs.

This

cash

may

only

be

used

to

fund

ATMs

and

is
considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.
We

have also

entered into

cession and

pledge agreements

with Nedbank

related to

our Nedbank

credit facilities

and we

have
ceded and

pledged certain

bank accounts

to Nedbank.

The funds

included in

these bank

accounts are

restricted as

they may

not be
withdrawn without

the express permission

of Nedbank. Our

cash, cash equivalents

and restricted cash

presented in our

consolidated
statement of cash flows as of June 30, 2023, includes restricted cash of approximately

$0.2 million that has been ceded and pledged.
Cash flows from operating activities
Net cash provided

by operating activities

during fiscal

2023

was $0.4 million

(ZAR 7.4 million)

compared to

net cash utilized
by

operating

activities

of

$37.2

million

(ZAR

565.3

million)

during

fiscal

2022.

Excluding

the

impact

of

income

taxes,

our

cash
provided by operating activities

during fiscal 2023

was impacted by

the positive contribution from

Connect and certain

business within
our consumer

business, which was

partially offset

by growth

in our consumer

and merchant finance

loans receivable

books. During
fiscal 2023, we

observed fluctuations in

our working capital, primarily

within our merchant business,

as a result of

monthly changes
in our inventory and prepayment

account balances as a result of

payments made to secure prepaid

airtime inventory.

Certain of these
purchases were funded from our borrowing arrangements and the impact of the funding is included in financing activities.
Net cash used in operating activities during fiscal 2022 was $37.2 million (ZAR 565.3 million) compared to $58.4 million (ZAR
887.1 million) generated during fiscal

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
During fiscal 2023,

we paid our

first provisional South

African tax payments

of $3.0 million

(ZAR 50.8 million)

related to our
2023

tax year. During fiscal 2023, we

also made our second

provisional South African tax

payments

of $4.1 million (ZAR

76.1 million
related to our 2023 tax

year and received tax refunds

of $0.2 million (ZAR (3.8)

million). We

also paid taxes totaling $0.4

million in
other tax jurisdictions, primarily in the Botswana.
During fiscal 2022,

we made our

first provisional South

African tax payments

of $0.6 million

(ZAR 9.1 million)

related to our
2022

tax year. During fiscal 2022, we

also made our second

provisional South African tax

payments

of $0.7 million (ZAR

10.9 million
related to our 2022 tax year and made an additional tax payment of $0.0 million (ZAR

0.0 million) related to our 2021 tax year.

During fiscal 2021, we made our first provisional South

African tax payments

of $0.8 million (ZAR 11.9 million)

related to our
2021

tax year. During fiscal 2021, we also

made our second provisional South African

tax payments

of $0.5 million (ZAR 8.0

million)
related to our 2021 tax year and made an additional

tax payment of $0.8 million (ZAR 11.6

million) related to our 2020 tax year.

We
also paid taxes totaling $4.3 million in other tax jurisdictions, primarily in the U.S.

Taxes paid during

fiscal 2023, 2022 and 2021 were as follows:
Table 16
Year

ended June 30,
2023 2022 2021
2023 2022 2021
$ $ $
ZAR ZAR ZAR
‘000 ‘000 ‘000 ‘000 ‘000 ‘000
First provisional payments

2,955 585 825 50,798 9,142 11,934
Second provisional payments

4,079 691 470 76,089 10,929 8,038
Taxation paid related

to prior years

15 1 782 273 19 11,620
Tax refund received (210) (300) (1,339) (3,756) (4,542) (19,245)
Total South African

taxes paid

6,839 977 738 123,404 15,548 12,347
Foreign taxes paid 361 161 4,263 6,482 2,482 62,302
Total

tax paid

7,200 1,138 5,001 129,886 18,030 74,649
We expect to make additional provisional

income tax payments in South Africa related to our 2023 tax year in the first quarter of fiscal 2024, however, the amount was not quantifiable

as of the date of the filing of this Annual Report on Form 10-K.
Cash flows from investing activities
Cash used

in investing

activities for

fiscal 2023

included capital

expenditures of

$16.2 million

(ZAR 289.8

million), primarily
due to the

acquisition of ATMs

.

During fiscal 2023,

we received proceeds

of $0.25 million

related to the

first tranche (of

two) from
the disposal of our entire equity interest in Carbon and $0.4 million related to the sale of minor positions in Finbond.
During fiscal

2022, we

paid approximately

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

(ZAR 65.1

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
Cash flows from financing activities
During fiscal 2023, we utilized approximately $520.1

million from our South African overdraft facilities to fund

our ATMs

and
our cash management business through Connect and repaid

$547.3 million of these facilities. We utilized approximately $24.4 million of our long-term

borrowings to settle approximately

$10.5 million of our

revolving credit facilities,

fund our merchant

finance loans
receivable business, and to fund the acquisition of certain capital expenditures

.

We repaid approximately

$17.5 million of these long-
term, including approximately $10.5 million to settle our

revolving credit balance in full. We

received $0.5 million from the exercise
of stock options. We also paid $1.3 million to repurchase shares from employees in order for the employees to settle taxes due related to the vesting of shares of restricted stock and to settle the strike price due and taxes due related to the exercise of stock options.
During fiscal 2022, we utilized approximately $570.9 million from our South African overdraft facilities to fund our ATMs

and
our cash management business through Connect and

repaid $525.5 million of these facilities.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2023:

Table 17 Payments due by Period, as of June 30, 2023 (in $ ’000s)
Total
Less than 1
year 2-3 years 3-5 years Thereafter
Short-term credit facilities
(A)
32,046 32,046 - - -
Long-term borrowings
Principal repayments
(A)(B)
133,118 3,663 68,901 60,554 -
Interest payments
(A)(B)
55,766 16,861 28,313 10,592 -
Operating lease liabilities, including imputed interest
(C)
5,813 2,123 2,055 1,635 -
Purchase obligations
3,010 3,010 - - -
Capital commitments
54 54 - - -
Other long-term obligations reflected on our balance
sheet (D)(E)
1,982 - - - 1,982
Total
231,789 57,757 99,269 72,781 1,982

(A) – Refer to Note 12 to our audited consolidated financial statements.

(B) – Long-term

borrowings principal

repayments for the

3-5 year period

includes all unamortized

fees as of

June 30, 2023.
Interest payments based on

applicable interest rates as of

June 30, 2023, and expected

outstanding long-term borrowings over
the period. All amounts converted from ZAR to USD using the June 30, 2023,

USD/ ZAR exchange rate.

(C) – Refer to Note 8 to our audited consolidated financial statements.

(D) – Includes policyholder liabilities of $1.8 million related to our insurance business. All amounts are translated at exchange rates applicable as of June 30, 2023.

(E) –

We

have excluded

cross-guarantees in

the aggregate

amount of

$0.1 million

issued as

of June

30, 2023,

to RMB

and
Nedbank

to secure

guarantees it

has issued

to third

parties on

our behalf

as the

amounts that

will be

settled in

cash are

not
known and the timing of any payments is uncertain.
Off-Balance Sheet Arrangements
We have no off

-balance sheet arrangements.
Capital Expenditures
Capital expenditures for the years ended June 30, 2023, 2022 and 2021 were as follows:
Table 18
2023 2022 2021 2023 2022 2021
$ $ $ ZAR ZAR ZAR
‘000 ‘000 ‘000 ‘000 ‘000 ‘000
Consumer
3,170 1,712 3,433 56,870 26,019 52,174
Merchant
12,986 2,846 852 232,969 43,253 12,949
Total 16,156 4,558 4,285 289,839 69,272 65,123
Our capital expenditures

for fiscal 2023,

2022 and 2021, are

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

2023,

of $0.1

million.

We

expect

to fund

these expenditures
through

internally-generated

funds.

In

addition

to

these

capital

expenditures,

we

expect

that

capital

spending

for

fiscal

2024

will
include acquisition

of POS devices,

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

2023 and 2022.
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

as of
June 30, 2023. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the interest rates applicable to the borrowings as of June 30,

2023, are shown. The

selected 1% hypothetical change does

not reflect what could be considered

the best-
or worst-case scenarios.

Table 19 As of June 30, 2023
Annual expected
interest charge

($ ’000)
Hypothetical
change in
interest rates
Impact of
hypothetical
change in
interest rates

($ ’000)
Estimated annual
expected interest
charge after
hypothetical change
in interest rates

($ ’000)
Interest on South Africa borrowings 21,111 1% 1,663 22,774
(1%) (1,660) 19,451
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

Consumer microlending credit risk
We are exposed

to credit risk in our Consumer microlending activities, which provides unsecured short-term loans to qualifying
customers. Credit bureau checks as well as an affordability test are conducted as part of the origination process, both of which are line
with local regulations. We consider this policy to be appropriate because the affordability test we perform takes into account a variety of

factors

such

as

other

debts

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

respect to short-
term loans

to qualifying

merchant customers.

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

-traded price of equity
securities that we hold. As of June 30, 2023, we did not have any equity securities that were exchange-traded and held as available for
sale. Historically, exchange

-traded equity securities held as available for sale were expected to be held for an extended period of time and we were

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
We hold approximately 27.8% of the issued share capital

of Finbond which are exchange-traded equity

securities, however, from
April 1, 2016,

we have accounted

for them using

the equity method.

The fair value

of these securities

of $4.6 million

as of June

30,
2023,

represented approximately 0.8% of our total assets, including these securities.

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
30, 2023.
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

June 30, 2023. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to

materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
To the shareholders

and the Board of Directors of Lesaka Technologies,

Inc.
Opinion on Internal Control over Financial Reporting
We have audited

the internal control over financial reporting of Lesaka Technologies,

Inc. and subsidiaries (the “Company”) as
of

June

30,

2023,

based

on

criteria

established

in
Internal

Control

—

Integrated

Framework

(2013)

issued

by

the

Committee

of
Sponsoring Organizations

of the Treadway

Commission (COSO).

In our

opinion, the

Company maintained,

in all material

respects,
effective internal

control over financial

reporting as of

June 30, 2023,

based on criteria

established in
Internal Control

— Integrated
Framework (2013)

issued by COSO.

We

have

also audited,

in accordance

with the

standards of

the Public

Company Accounting

Oversight Board

(United States)
(PCAOB), the

consolidated

financial statements

as of

and for

the year

ended June

30, 2023,

of the

Company and

our report

dated
September 12, 2023, expressed an unqualified opinion on those financial

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
September 12, 2023

ITEM 9B.

OTHER INFORMATION
Not applicable.

ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT
INSPECTIONS
Not applicable.

PART

III
ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE
Information

about

our

executive

officers

is

set

out

in

Part

I,

Item

1

under

the

caption

“Our

Executive

Officers.”

The

other
information required

by this

Item is incorporated

by reference

to the

sections of

our definitive

proxy statement

for our

2023 annual
meeting of shareholders entitled “Board of Directors and Corporate

Governance” and “Additional Information.”
ITEM 11.

EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2023
annual meeting of shareholders entitled

“Executive Compensation,” “Board of

Directors and Corporate Governance—Compensation
of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”
ITEM 12.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER

MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2023
annual

meeting

of

shareholders

entitled

“Security

Ownership

of

Certain

Beneficial

Owners

and

Management”

and

“Equity
Compensation Plan Information.”
ITEM 13.

CERTAIN

RELATIONSHIPS

AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2023
annual

meeting

of

shareholders

entitled

“Certain

Relationships

and

Related

Transactions”

and

“Board

of

Directors

and

Corporate
Governance.”
ITEM 14.

PRINCIPAL ACCOUNTANT

FEES AND SERVICES
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2023
annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART

IV
ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

a)

The following documents are filed as part of this report
1. Financial Statements

The following financial statements are included on pages F-1 through F-72.
Report of the Independent Registered Public Accounting Firm

– Deloitte & Touche (South

Africa) (PCAOB
Firm ID 0
1130
)
F-2
Consolidated balance sheets as of June 30, 2023 and 2022 F-4
Consolidated statements of operations for the years ended June 30, 2023,

2022 and 2021
F-5
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2023, 2022 and 2021
F-6
Consolidated statements of changes in equity for the years ended June 30, 2023, 2022 and 2021
F-7
Consolidated statements of cash flows for the years ended June 30, 2023, 2022 and 2021
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

3.1 May 17, 2022
3.2
Amended and Restated By-Laws of Lesaka
Technologies, Inc.
8-K 3.2 May 17, 2022
4.1
Form of common stock certificate
10-K 4.1 September 9, 2022
4.2
Description of registrant’s securities
X
10.1*
Form of Restricted Stock Agreement

10-Q 10.49 February 7, 2023
10.2*
Form of Stock Option Agreement
10-Q 10.50 February 7, 2023
10.3*
Form of Restricted Stock Agreement (non-employee
directors)
10-Q 10.51 February 7, 2023
10.4*
Form of Indemnification Agreement
10-K 10.4 September 9, 2022
10.5*
Form of non-employee director agreement
10-K 10.5 August 24, 2017
10.6*
Amended and Restated 2022 Stock Incentive Plan of
Lesaka Technologies, Inc.

14A A September 30, 2022
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
10-Q 10.52 May 9, 2023
10.18*
Restrictive Covenants Agreement, dated as of
February 8, 2023, between Lesaka Technologies, Inc.
and Steven John Heilbron

10-Q 10.53 May 9, 2023
10.19*
Contract of Employment, effective March 1, 2018,
between Net1 Applied Technologies South Africa
Proprietary Limited and Alexander Michael Ramsay
Smith
8-K 10.80 March 1, 2018
10.20*
Restrictive Covenants Agreement, effective March 1,
2018, between Net1 Applied Technologies South
Africa Proprietary Limited and Alexander Michael
Ramsay Smith
8-K 10.81 March 1, 2018
10.21*
Employment Agreement, effective March 1, 2018,
between Net 1 UEPS Technologies, Inc. and
Alexander Michael Ramsay Smith
8-K 10.82 March 1, 2018
10.22*
Restrictive Covenants Agreement, effective March 1,
2018, between Net 1 UEPS Technologies, Inc. and
Alexander Michael Ramsay Smith
8-K 10.83 March 1, 2018
10.23*
Addendum to Contract of Employment, dated as of
December 9, 2021, between Net1 Applied
Technologies South Africa (Pty) Ltd and Alex M.R.
Smith
8-K 10.5 December 10, 2021
10.24*
Amendment to Employment Agreement, dated as of
December 9, 2021, between Net 1 UEPS
Technologies, Inc. and Alex M.R. Smith
8-K 10.6 December 10, 2021
10.25*
Mutual Separation Agreement, dated January 11,
2023, by and between the Lesaka Technologies, Inc.
and Alex M.R. Smith
8-K 10.1 January 17, 2023
10.26*
Mutual Separation Agreement, dated January 11,
2023, by and between the Lesaka Technologies (Pty)
Ltd and Alex M.R. Smith
8-K 10.2 January 17, 2023
10.27*
First Amendment to Restrictive Covenant
Agreements, dated as of December 9, 2021
8-K 10.7 December 10, 2021
10.28*
Consulting Agreement, dated August 5, 2020, by and
between the Company and Ali Mazanderani
8-K 10.2 August 5, 2020
10.29
Agreement of Lease, Memorandum of an agreement
entered into by and between Buzz Trading 199 (Pty)
Ltd and Net 1 Applied Technologies South Africa
(Pty) Ltd dated May 7, 2013
10-Q 10.25 May 9, 2013
10.30
Addendum to the Lease Agreement made and entered
into by and between Buzz Trading 199 (Pty) Ltd and
Net 1 Applied Technologies South Africa (Pty) Ltd
dated 14 June 2022
10-K 10.26 September 9, 2022
10.31
Facility Letter between Nedbank Limited and Net1
Applied Technologies South Africa Limited and
certain of its subsidiaries dated as of December 13,
2013 and First Addendum thereto dated as of
December 18, 2013
8-K 10.27 December 19, 2013
10.32
Letter from Nedbank Limited to Net1 Applied
Technologies South Africa Proprietary Limited and
certain of its subsidiaries, dated December 7, 2016 8-K 10.50 December 9, 2016
10.33
Policy Agreement, dated April 11, 2016, among the
Company and the IFC Investors
8-K 10.32 April 12, 2016

10.34
Cooperation Agreement, dated May 13, 2020, by and
between Net 1 UEPS Technologies, Inc. and VCP
(Proprietary) Limited
8-K 10.1 May 14, 2020
10.35
Amendment No. 1 to Cooperation Agreement, dated
December 9, 2020, by and between Net 1 UEPS
Technologies, Inc. and Value Capital Partners (Pty)
Ltd
8-K 10.1 December 10, 2020
10.36
Amendment No. 2 to Cooperation Agreement, dated
March 22, 2022, by and between Net 1 UEPS
Technologies, Inc. and Value Capital Partners (Pty)
Ltd

10-K 10.32 September 9, 2022
10.37
Securities Purchase Agreement, dated March 22,
2022, among Net1 UEPS Technologies, Inc., Net1
Applied Technologies South Africa Proprietary
Limited and Value Capital Partners Proprietary
Limited
10-Q 10.58 May 10, 2022
10.38
Amendment No. 1 to Securities Purchase Agreement
dated March 16, 2023, among Lesaka Technologies,
Inc. (formerly Net1 UEPS Technologies, Inc.),
Lesaka Technologies Proprietary Limited (formerly
Net1 Applied Technologies South Africa Proprietary
Limited) and Value Capital Partners Proprietary
Limited
8-K 10.3 March 22, 2023
10.39
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
10.41
Fifth Amendment and Restatement Agreement, dated
March 16, 2023, between Lesaka Technologies
Proprietary Limited (as borrower), and FirstRand
Bank Limited (acting through its Rand Merchant
Bank division) (as lender), and FirstRand Bank
Limited (acting through its Rand Merchant Bank
division) (as facility agent)
8-K 10.1 March 22, 2023
10.42
First Amendment and Restatement Agreement, dated
March 22, 2023, between Cash Connect Management
Solutions Proprietary Limited (as borrower), arranged
by FirstRand Bank Limited (acting through its Rand
Merchant Bank division) (as mandated lead arranger),
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division) (as facility agent)
8-K 10.2 March 22, 2023
10.43
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

Date: September 12, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the
following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME TITLE DATE

/s/ Kuben Pillay Chairman of the Board and Director September 12, 2023
Kuben Pillay

/s/ Chris G.B. Meyer
Group Chief Executive Officer and Director (Principal
Executive Officer) September 12, 2023
Chris G.B. Meyer

/s/ Naeem E. Kola
Group Chief Financial Officer, Treasurer,

Secretary and
Director (Principal Financial and Accounting Officer) September 12, 2023
Naeem E. Kola

/s/ Antony C. Ball Director September 12, 2023
Antony C. Ball
/s/ Nonkululeko N. Gobodo Director September 12, 2023
Nonkululeko N. Gobodo
/s/ Javed Hamid Director September 12, 2023
Javed Hamid
/s/ Steven J. Heilbron Director September 12, 2023
Steven J. Heilbron
/s/ Lincoln C. Mali Director September 12, 2023
Lincoln C. Mali
/s/ Ali Mazanderani Director September 12, 2023
Ali Mazanderani
/s/ Sharron Venessa

Naidoo
Director September 12, 2023
Sharron Venessa

Naidoo
/s/ Monde Nkosi Director September 12, 2023
Monde Nkosi
/s/ Ekta Singh-Bushell Director September 12, 2023
Ekta Singh-Bushell

LESAKA TECHNOLOGIES, INC.
LIST OF CONSOLIDATED

FINANCIAL STATEMENTS
Report of the Independent Registered Public Accounting Firm – Deloitte & Touche (South Africa)
F-2
Consolidated balance sheets as of June 30, 2023 and 2022 F-4
Consolidated statements of operations for the years ended June 30, 2023, 2022 and 2021
F-5
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2023, 2022 and 2021
F-6
Consolidated statements of changes in equity for the years ended June 30, 2023, 2022 and 2021
F-7
Consolidated statements of cash flows for the years ended June 30, 2023, 2022 and 2021
F-10
Notes to the consolidated financial statements
F-11

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
To the shareholders

and the Board of Directors of Lesaka Technologies,

Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lesaka Technologies,

Inc. and subsidiaries (the “Company”)
as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive

(loss) income, changes in equity,

and
cash flows, for each

of the three years

in the period ended June

30, 2023, and the

related notes (collectively referred to as

the “financial
statements”). In our opinion,

the financial statements present

fairly, in

all material respects, the

financial position of the

Company as
of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three

years in the period ended June 30,
2023, in conformity with accounting principles generally accepted in the United States of America.
We

have

also audited,

in accordance

with the

standards of

the Public

Company Accounting

Oversight Board

(United States)
(PCAOB), the Company's

internal control over financial

reporting as of

June 30, 2023,

based on criteria established

in
Internal Control
— Integrated Framework (2013)

issued by the Committee of Sponsoring

Organizations of the Treadway

Commission and our report
dated September 12, 2023, expressed an unqualified opinion

on the Company's internal control over financial reporting.
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
were communicated

or required

to be

communicated

to the

audit committee

and that

(1) relates

to accounts

or disclosures

that are
material to the

financial statements and

(2) involved our

especially challenging, subjective, or

complex judgments. The

communication
of

critical

audit

matters

does

not

alter

in

any

way

our

opinion

on

the

financial

statements,

taken

as

a

whole,

and

we

are

not,

by
communicating

the

critical

audit

matters

below,

providing

a

separate

opinion

on

the

critical

audit

matters

or

on

the

accounts

or
disclosures to which they relate.
Goodwill – Potential impairment of reporting units
Refer to Note 10 to the financial statements
Critical Audit Matter Description
Goodwill

represents

the

cost

in

excess

of

the

fair

value

of

the

identifiable

net

assets

from

the

businesses

that

the

Company
acquired.

The Company's

evaluation

of goodwill

for

impairment

involves

the

comparison

of

the fair

value

of

reporting

unit

to

its
carrying value. The Company uses a discounted cash flow model to estimate the fair value for each reporting unit, which requires the
Company to make significant estimates

and assumptions related to forecasts of

future cash flows. In

addition, the discounted cash flow
model requires the Company to select an appropriate weighted average cost of capital based on current market conditions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.
How the Critical Audit Matter Was

Addressed in the Audit
Our principal audit procedures related to the assessment of forecasts of cash flows and the computation of the weighted average cost of capital used by the Company to estimate the fair value of each reporting unit included the following, among others:
●
Tested the effectiveness of controls over the

Company's goodwill impairment evaluation. This

included controls to the

review
of the Company's forecasts of future cash flows and controls over the computation of the weighted average cost of capital.
●
Verified

the mathematical accuracy of the Discounted Cash Flow (DCF) calculations used by the Company.

●
Evaluated the Company's ability to accurately forecast cash flows by:
◾
Performing sensitivity

analyses of

certain significant

assumptions to

evaluate the

changes in

the fair

value of

the
reporting units that would result from changes in these assumptions;
◾
Determining

the reasonableness

of the

revenue

growth rates

against historic

performance,

approved

budgets, and
expected future performance based on industry and entity-specific factors;

and
◾
Assessing forecast revenue to approved forecasts.
●
With the assistance of our fair value specialists, we evaluated the weighted average cost of capital used by the Company by:
●
Testing the mathematical

accuracy of the Company's calculation of the weighted average cost of capital; and
●
Developing a range of independent estimates of weighted average cost of capital per reporting unit and comparing this range to the weighted average cost of capital selected by the Company.
Valuation

of One MobiKwik Systems Limited (Mobikwik) – impairment

considerations
Refer to Note 9 to the financial statements
Critical Audit Matter Description
The investment in Mobikwik

is measured at cost minus

impairment, plus or minus

adjustments resulting from observable

price
changes in orderly transactions

for the identical or

a similar investment of the

same issuer minus impairment,

if any.

The subsequent
measurement section of

FASB ASC

Topic

321: Investments — Equity

Securities requires that because

the Investment in MobiKwik
represents

an

equity

security

without

a

readily

determinable

fair

value,

it

should

be

written

down

to

its

fair

value

if

a

qualitative
assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value.
We

identified the

qualitative assessment

of impairment

of investments

as a

critical audit

matter due

to the

significance of

the
balance

to

the

financial

statements

as

a

whole,

the

limited

availability

of

public

information

related

to

the

investment

and

the
subjectivity

of

the

qualitative

factors

involved

in

the

assessment.

There

were

significant

judgments

and

estimates

made

by

the
Company in their assessment of various factors (including operating performance, global and country specific industry prospec

ts and
other company-specific information) to consider whether there were indicators of impairment present.
This

required

complex

auditor

judgment,

and

an

increased

extent

of

audit

effort

in

performing

procedures,

to

evaluate

the
reasonableness of management's judgments in reaching this conclusion.
How the Critical Audit Matter Was

Addressed in the Audit
Our principal

audit procedures over

the relevant factors

to be considered

related to the

valuation of the

Company’s

investment
in Mobikwik as an equity security without a readily determinable fair value included the following, among others:
●
Inquired of the Company to obtain an understanding of the Company's process in evaluating the indication of impairment.
●
Tested the effectiveness of controls

over the Company's evaluation of the fair value of the investment in Mobikwik at period end.
●
Assessed whether there

were any

observable transactions (as

defined in ASC

321) and assessed

the relevant factors

considered
by the Company.
●
Considered the completeness of internal and external factors to be considered in relation to the value of the investment to be
recognized in the financial statements.
●
With the assistance of

our fair value specialists, we performed

an independent assessment of the factors

to consider whether
or not the investment needed to be impaired.
●
Compared the Company's assessment and conclusion to our independent assessment.
/s/ Deloitte & Touche
Deloitte & Touche
Registered Auditors
Johannesburg, South Africa
September 12, 2023
We have served

as the Company's auditor since 2004.

June 30, June 30,
2023 2022
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
35,499
$
43,940
Restricted cash related to ATM funding

and short-term credit facilities (Note 12)
23,133
60,860
Accounts receivable, net and other receivables (Note 4)
25,665
28,898
Finance loans receivable, net (Note 4)
36,744
33,892
Inventory (Note 5)
27,337
34,226
Total current assets before settlement assets
148,378
201,816
Settlement assets
15,258
15,916
Total current assets
163,636
217,732
PROPERTY,

PLANT AND EQUIPMENT, NET (Note 7)
27,447
24,599
OPERATING LEASE RIGHT-OF-USE (Note 8)
4,731
7,146
EQUITY-ACCOUNTED INVESTMENTS

(Note 9)
3,171
5,861
GOODWILL (Note 10)
133,743
162,657
INTANGIBLE ASSETS, NET (Note 10)
121,597
156,702
DEFERRED INCOME TAXES
10,315
3,776
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 9 and 11)
77,594
78,092
TOTAL ASSETS
542,234
656,565
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 12)
23,021
51,338
Short-term credit facilities (Note 12)
9,025
14,880
Accounts payable
12,380
18,572
Other payables (Note 13)
36,297
34,362
Operating lease liability - current (Note 8)
1,747
2,498
Current portion of long-term borrowings (Note 12)
3,663
6,804
Income taxes payable
1,005
2,140
Total current liabilities before settlement obligations
87,138
130,594
Settlement obligations
14,774
15,276
Total current liabilities
101,912
145,870
DEFERRED INCOME TAXES
46,840
54,211
OPERATING LEASE LIABILITY - LONG TERM (Note 8)
3,138
4,827
LONG-TERM BORROWINGS (Note 12)
129,455
134,842
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 11)
1,982
2,466
TOTAL LIABILITIES
283,327
342,216
REDEEMABLE COMMON STOCK (Note 14)
79,429
79,429
EQUITY
COMMON STOCK (Note 14)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - 2023:
63,640,246
; 2022:
62,324,321
83
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

2023:
-

; 2022:
-
- -
ADDITIONAL PAID-IN-CAPITAL
335,696
327,891
TREASURY SHARES, AT

COST: 2023:
25,244,286
; 2022:
24,891,292
(288,238)
(286,951)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 15)
(195,726)
(168,840)
RETAINED EARNINGS
327,663
362,737
TOTAL LESAKA EQUITY
179,478
234,920
NON-CONTROLLING INTEREST
-
-
TOTAL EQUITY
179,478
234,920
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK

AND SHAREHOLDERS’ EQUITY
$
542,234
$
656,565
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF OPERATIONS
for the years ended June 30, 2023, 2022 and 2021

2023 2022 2021
(In thousands, except per share data)
REVENUE (Note 16) $
527,971
$
222,609
$
130,786
Services rendered
486,800
178,846
95,398
Loan-based fees received
25,308
22,444
20,511
Sale of goods
15,863
21,319
14,877
EXPENSE
Cost of goods sold, IT processing, servicing and support
417,544
168,317
96,248
Selling, general and administration
95,050
74,993
84,063
Depreciation and amortization
23,685
7,575
4,347
Reorganization costs
-
5,894
-
Transaction costs related to Connect acquisition (Note 3)
-
6,025
-
Impairment loss (Note 10)
7,039
-
-
OPERATING LOSS
(15,347)
(40,195)
(53,872)
CHANGE IN FAIR VALUE

OF EQUITY SECURITIES (Note 6 and 9)
-
-
49,304
LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 9)
205
376
13
GAIN ON DISPOSAL OF EQUITY SECURITIES (Note 9)
-
720
-
GAIN RELATED TO

FAIR VALUE

ADJUSTMENT TO CURRENCY OPTIONS (Note 6)
-
3,691
-
LOSS ON DISPOSAL OF BANK FRICK (Note 9)
-
-
472
INTEREST INCOME
1,853
2,089
2,416
INTEREST EXPENSE
18,567
5,829
2,982
LOSS BEFORE INCOME TAX (BENFIT) EXPENSE
(32,266)
(39,900)
(5,619)
INCOME TAX (BENEFIT) EXPENSE (Note 18)
(2,309)
327
7,560
LOSS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS
(29,957)
(40,227)
(13,179)
LOSS FROM EQUITY-ACCOUNTED INVESTMENTS

(Note 9)
(5,117)
(3,649)
(24,878)
NET LOSS FROM CONTINUING OPERATIONS
(35,074)
(43,876)
(38,057)
NET LOSS ATTRIBUTABLE

TO LESAKA
(35,074)
(43,876)
(38,057)
Net loss per share, in United States dollars (Note 19):
Basic loss attributable to Lesaka shareholders $
(0.56)
$
(0.75)
$
(0.67)
Diluted loss attributable to Lesaka shareholders $
(0.56)
$
(0.75)
$
(0.67)
See Notes to audited Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE (LOSS) INCOME
for the years ended June 30, 2023, 2022 and 2021

2023 2022 2021
(In thousands)
Net loss $
(35,074)
$
(43,876)
$
(38,057)
Other comprehensive (loss) income, net of taxes:
Movement in foreign currency translation reserve
(31,183)
(25,413)
27,178
Movement in foreign currency translation reserve related to equity-accounted investments (Note 15)
3,935
1,239
(1,967)
Release of foreign currency translation reserve related to disposal of

Finbond equity
securities (Note 9 and Note 15)
362
587
-
Release of foreign currency translation reserve related to liquidation of subsidiaries
(Note 15)
-
468
605
Release of foreign currency translation reserve related to disposal of

Bank Frick
(Note 9 and Note 15)
-
-
(2,462)
Total other comprehensive

(loss) income, net of taxes
(26,886)
(23,119)
23,354
Comprehensive loss
(61,960)
(66,995)
(14,703)
Comprehensive loss attributable to Lesaka $
(61,960)
$
(66,995)
$
(14,703)
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
Non-
controlling
Interest Total
Redeemable
common
stock
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
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1,

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
14)
5,550
5,550
5,550
(5,550)
Net loss
(43,876)
(43,876)
-
(43,876)
Other comprehensive loss (Note 15)
(23,119)
(23,119)
-
(23,119)
Balance – June 30, 2022
87,215,613
$
83
(24,891,292)
$
(286,951)
62,324,321
$
327,891
$
362,737
$
(168,840)
$
234,920
$
-
$
234,920
$
79,429

LESAKA TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2023 (dollar amounts in thousands)

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1,

2022
87,215,613
$
83
(24,891,292)
$
(286,951)
62,324,321
$
327,891
$
362,737
$
(168,840)
$
234,920
$
-
$
234,920
$
79,429
Treasury shares repurchased
(352,994)
(1,287)
(352,994)
-
(1,287)
(1,287)
Shares issued
206,239
206,239
- - -
Restricted stock granted
1,418,386
1,418,386
-
-
-
Exercise of stock options
158,659
158,659
481
481
481
Stock-based compensation charge (Note
17)
7,673
7,673
7,673
Reversal of stock-based compensation
charge (Note 17)
(114,365)
(114,365)
(364)
(364)
(364)
Stock-based compensation charge
related to equity-accounted investment
(Note 9)
15
15
15
Net loss
(35,074)
(35,074)
-
(35,074)
Other comprehensive loss (Note 15)
(26,886)
(26,886)
-
(26,886)
Balance – June 30, 2023
88,884,532
$
83
(25,244,286)
$
(288,238)
63,640,246
$
335,696
$
327,663
$
(195,726)
$
179,478
$
-
$
179,478
$
79,429
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF CASHFLOWS
for the years ended June 30, 2023, 2022 and 2021

2023 2022 2021
(In thousands)
Cash flows from operating activities
Net loss $
(35,074)
$
(43,876)
$
(38,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
23,685
7,575
4,347
Impairment loss (Note 10)
7,039
-
-
Movement in allowance for doubtful accounts receivable
6,495
1,551
110
Fair value adjustment related to financial liabilities
(20)
(466)
840
(Profit) Loss on disposal of property, plant and equipment
(468)
(2,849)
480
Stock-based compensation charge (Note 17)
7,309
2,962
344
Change in fair value of equity securities (Note 6 and 9)
-
-
(49,304)
Gain on disposal of equity securities (9)
-
(720)
-
Loss on disposal of equity-accounted investment (9)
205
376
13
Loss on disposal of Bank Frick (9)
-
-
472
Interest payable
5,069
9
(1)
Facility fee amortized (Note 12)
864
251
-
Loss from equity-accounted investments (Note 9)
5,117
3,649
24,878
Movement in allowance for doubtful loans to equity-accounted investments
-
38
4,739
Dividends received from equity-accounted investments
42
155
194
Changes in net working capital
(Increase) Decrease in accounts receivable (Note 20)
(1,687)
11,102
6,505
Increase in finance loans receivable (Note 20)
(12,353)
(2,047)
(2,754)
Decrease (Increase) in inventory
2,172
(4,820)
1,279
Increase (Decrease) in accounts payable and other payables
1,705
(8,851)
(335)
(Decrease) Increase in taxes payable
(800)
1,087
(17,210)
(Decrease) Increase in deferred taxes
(8,890)
(2,324)
5,089
Net cash provided by (used in) operating activities
410
(37,198)
(58,371)
Cash flows from investing activities
Capital expenditures
(16,156)
(4,558)
(4,285)
Proceeds from disposal of property, plant and equipment
1,497
4,217
571
Acquisition of intangible assets
(419)
-
-
Proceeds from disposal of equity-accounted investment (Note 9)
656
865
-
Loans to equity-accounted investment (Note 9)
(112)
-
(1,238)
Repayment of loans by equity-accounted investments
112
-
134
Acquisitions, net of cash acquired (Note 3)
-
(202,159)
-
Proceeds from disposal of equity-accounted investment - Bank Frick (Note 9)
-
11,390
18,568
Proceeds from disposal of equity securities (Note 9)
-
720
-
Proceeds from disposal of Net1 Korea, net of cash disposed (Note 3)
-
-
20,114
Proceeds from disposal of DNI as equity-accounted investment (Note 9 and Note 20)
-
-
6,010
Net change in settlement assets
(2,036)
(4,163)
7,901
Net cash (used in) provided by investing activities
(16,458)
(193,688)
47,775
Cash flows from financing activities
Proceeds from bank overdraft (Note 12)
520,065
570,862
360,083
Repayment of bank overdraft (Note 12)
(547,271)
(525,459)
(365,440)
Long-term borrowings utilized (Note 12)
24,355
78,851
-
Repayment of long-term borrowings (Note 12)
(17,512)
(5,581)
-
Non-refundable deal origination fees/ guarantee fees (Note 12)
(100)
(1,307)
-
Acquisition of treasury stock

(1,287)
-
-
Proceeds from exercise of stock options
481
759
53
Proceeds from disgorgement of shareholders' short-swing profits (Note 23)
-
-
124
Net change in settlement obligations
2,148
4,134
(7,901)
Net cash (used in) provided by financing activities
(19,121)
122,259
(13,081)
Effect of exchange rate changes on cash
(10,999)
(10,338)
14,957
Net decrease in cash, cash equivalents and restricted cash
(46,168)
(118,965)
(8,720)
Cash, cash equivalents and restricted cash – beginning of period
104,800
223,765
232,485
Cash, cash equivalents and restricted cash – end of period (Note 20) $
58,632
$
104,800
$
223,765
See accompanying notes to consolidated financial statements

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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

Reorganization charge - financial services restructuring

during the year ended June 30, 2022
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

$
6.7

million

(ZAR
103.4

million)

during

the

third

quarter

of

fiscal

2022,
principally consisting of severance and related

payments and the payment of

unutilized leave days. The Company

recorded an expense
of $
5.9

million in the caption reorganization costs in the Company’s consolidated statement of operations for the year ended June 30,
2022. The primary difference between the

reorganization charge amount and the total

cash paid relates to

leave pay which was

accrued
in prior periods.
July 2021 civil unrest in South Africa impacting

the year ended June 30, 2022
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

million ($
0.4

million) during the year ended June 30, 2022, as a result of this decision.
Impact of events involving Russia and Ukraine
The Company

does not

expect its

operations

to be

significantly impacted

by events

unfolding

in the

Ukraine.

The Company
believes that these events may adversely impact South

African gross domestic product and rates

of inflation as a result of

the

increases
in crude oil prices

and food, including staple food, which is likely to

impact economic activity in South Africa and therefore indirectly affect the Company.

It may also lead to higher input prices for certain of the goods and services the Company procures.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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

2023, 2022 and 2021.
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
for the years ended June 30, 2023 and 2022 and 2021
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
Safe assets
8

years
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

30, 2023

and 2022,

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
for the years ended June 30, 2023 and 2022 and 2021
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

useful lives:
Customer relationships
1

to
15

years
Software, integrated platform and unpatented technology
3

to
10

years
FTS patent
10

years
Exclusive licenses
7

years
Brands and trademarks
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

30, 2023 and 2022, respectively.
Available for sale
Debt

securities

acquired

by the

Company

that

have

readily

determinable

fair values

are classified

as available

for

sale if

the
Company has not classified them as trading securities or if it does not have the ability or positive intent to hold the debt security until maturity.

The Company is

required to make

an election to

account for these

debt securities as

available for

sale. These available

for
sale debt securities

are initially measured

at fair value. These

debt securities are

subsequently measured at

fair value with unrealized
gains

and

losses

from

available

for

sale

investments

in

debt

securities

reported

as

a

separate

component

of

accumulated

other
comprehensive income, net of deferred income

taxes, in shareholders’ equity. The Company had no

debt securities that were classified
as available for sale securities as of June 30, 2023 and 2022, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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
2023 and 2022, respectively,

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

2023 and 2021, respectively, are discussed in Note 9. There were no changes in the fair value
of

the

Company’s

cost

minus

changes

in

observable

prices

equity

securities

during

the

year

ended

June

30,

2022.

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
for the years ended June 30, 2023 and 2022 and 2021
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
for the years ended June 30, 2023 and 2022 and 2021
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
for the years ended June 30, 2023 and 2022 and 2021
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

development expenditure

is charged

to net

income in

the period

in which

it is

incurred. During

the years

ended
June 30, 2023,

2022 and 2021, the

Company incurred research

and development expenditures

of $
0.5

million, $
0.5

million and $
0.3
million, respectively.
Computer software development
Product

development

costs in

respect

of

software

intended

for

sale

to

licensees

are

expensed

as

incurred

until

technological
feasibility is attained.

Technological

feasibility is attained

when the Company’s

software has completed

system testing and has

been
determined

to

be

viable

for

its

intended

use.

Once

technological

feasibility

is

reached,

the

Company

capitalized

such

costs

and
amortizes

these costs over

the products’

estimated life. The

time between

the attainment

of technological feasibility

and completion
of software development is generally short with insignificant amounts of development costs incurred during this period.

Costs in

respect of

the development

of software

for the

Company’s

internal use

are expensed

as incurred,

except to

the extent
that

these

costs

are

incurred

during

the

application

development

stage.

All

other

costs

including

those

incurred

in

the

project
development and post-implementation stages are expensed as incurred.
Income taxes

The

Company

provides

for

income taxes

using

the asset

and

liability

method.

This

approach recognizes

the amount

of taxes
payable

or

refundable

for

the

current

year,

as

well

as

deferred

tax

assets

and

liabilities

for

the

future

tax

consequence

of

events
recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax

laws
or enacted tax rates. There was a change in the South African enacted tax rate during the year ended June 30, 2023, from
28
% to
27
%,
and the

Company measured

its South

African income

taxes and

deferred income

taxes for

the year

ended June

30, 2023,

using the
enacted statutory tax

rate in South Africa

of
27
%. The Company used

the enacted statutory

tax rate of
28
% for the years

ended June
30, 2022 and 2021, respectively.
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
for the years ended June 30, 2023 and 2022 and 2021
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
are

then

electronically

accessible

by

customers

to

either

transfer

to

their

nominated

bank

account

or

to

pay

certain

pre-selected
suppliers,

and

(2)

cash

received

from

credit

card

companies

(as

well

as

other

types

of

payment

services)

which

have

business
relationships

with

merchants

selling

goods

and

services

that

are

the

Company’s

customers

and

on

whose

behalf

it

processes

the
transactions between various parties.
Settlement

obligations

comprise

(1)

amounts

that

the

Company

is

obligated

to

disburse

to

merchant

customers

or

to

their
nominated pre-selected suppliers, and (2)

amounts that the Company is obligated

to disburse to merchants selling goods

and services
that are the Company’s customers and on whose behalf it processes the transactions between various parties and settles the funds from the credit card companies to the Company’s

merchant customers.
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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements not yet adopted

as of June 30, 2023
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
3.

ACQUISITIONS
The Company did not make any acquisitions during the years ended June 30, 2023 and 2021. The cash paid, net of cash received
related to the Company’s acquisition during

the year ended June 30, 2022, is summarized in the table below:
2022
Total cash paid $
240,582
Less: cash acquired
38,423
Total cash paid, net

of cash received
(1)
$
202,159
(1) – represents the cash paid, net of cash acquired, to acquire a controlling interest in the Connect.

2023

Acquisitions
None.
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

Lesaka SA (formerly

named Net1 SA),

agreed to acquire,

and the Sellers agreed

to sell, all of
the outstanding equity interests and certain claims in Connect. The transaction closed on April 14, 2022.

The total

purchase consideration

was ZAR
3.8

billion ($
258.9

million), comprising

ZAR
3.5

billion ($
240.6

million) in

cash,
contingent

consideration

of

ZAR
23.8

million

($
1.6

million),

and

ZAR
241.9

million

($
16.7

million)

in
3,185,079

shares

of

the
Company’s common stock. The contingent

consideration related to

a tax matter

which was resolved

in July 2022,

and the consideration
was

settled

in

cash

in

September

2022.

The

contingent

consideration

is

included

in

the

caption

other

payables

in

the

Company’s
consolidated balance

sheet as of

June 30,

2022, refer

to Note 13.

The
3,185,079

shares of common

stock are issuable

in
three

equal
tranches on

each of

the first,

second and

third anniversaries

of the

closing and

was calculated

as ZAR
350.0

million divided

by the
sum of $
7.50

multiplied by the closing date exchange

rate (as defined in the Sale Agreement)

of $1:ZAR
14.65165
. Refer to Note 14
for issuances during the

year ended June 30, 2023.

The fair value of the purchase

consideration settled in shares of

common stock of
$
16.7

million

was

calculated

as
3,185,079

shares

of

Lesaka

common

stock

multiplied

by

the

April

13,

2022

closing

price

on

the
NasdaqGS of $
5.23
.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2022

Acquisitions (continued)
April 2022 acquisition of Connect (continued)
The

closing

of

the

transaction

was

subject

to

customary

closing

conditions,

including

(i)

approval

from

the

competition
authorities of South

Africa, Namibia and

Botswana, (ii) exchange

control approval from

the financial surveillance

department of the
South

African Reserve Bank, and (iii) obtaining certain third-party consents. In addition, the closing of the transaction was subject to entry into

definitive financing

agreements by

each of

Lesaka SA

and CCMS

for an

aggregate of

ZAR
2.4

billion in

debt financing
provided by Rand Merchant Bank and satisfying the conditions precedent for funding thereunder, of which ZAR
1.1

billion relates to
the financing agreements described below and ZAR
1.3

billion related to finance agreements signed between CCMS

and RMB. Of the
ZAR
1.3

billion related to

CCMS, approximately ZAR
250

million related to

new debt as part

of the funding of

the acquisition. The
definitive loan agreements became effective upon closing the transaction

,

refer to Note 12.
The

South

African

competition

authorities

approved

the

transaction

subject

to

certain

public

interest

conditions

relating

to
employment, increasing the spread

of ownership by

historically disadvantaged people (“HDPs”)

and workers, and investing

in supplier
and enterprise development. Further to increasing the

spread of ownership by

HDPs, Lesaka is required to

establish an employee share
ownership scheme

(“ESOP”) within
36

months of

the implementation

of the

Connect acquisition

that complies

with certain

design
principles for the

benefit of the workers

of the merged

entity to receive

a shareholding in Lesaka

equal in value

to at least
3
% of the
issued

shares,

or

approximately
1.8

million

shares,

in

Lesaka

at

the

date

of

the

Connect

acquisition.

If

within
24

months

of

the
implementation date of

the transaction, Lesaka generates

a positive net profit

for three consecutive quarters,

the ESOP shall increase
to
5
% of the issued shares, or approximately
3.0

million shares, in Lesaka at the date of the Connect acquisition. The final structure of the ESOP is

contingent on

Lesaka shareholder

approval and relevant

regulatory and

governance approvals.

The ESOP had

not been
established as of the date of the consolidated annual financial statements.
The

Company

incurred

transaction-related

expenditures

of

$
6.0

million

during

the

year

ended

June

30,

2022,

related

to

the
acquisition of Connect. On acquisition, the Company recognized a deferred tax liability of approximately $
50.3

million related to the
acquisition

of

Connect

intangible

assets

during

the

year

ended

June

30,

2022.

The

final

purchase

price

allocation

of

the

Connect
acquisition, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:
Connect
April 2022
Cash and cash equivalents

$
38,423
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

(4,793)
Operating lease liability – current
(434)
Current portion of long – term borrowings
-
Income taxes payable

(982)
Deferred income taxes liabilities
(50,255)
Operating lease liability - long-term
(319)
Long-term borrowings
(86,960)
Settlement assets

13,561
Settlement liabilities

(12,875)
Fair value of assets and liabilities on acquisition $
258,877
2021 Acquisitions
None.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.

ACCOUNTS RECEIVABLE,

net AND OTHER RECEIVABLES

and FINANCE LOANS RECEIVABLE,

net

Accounts receivable, net and other receivables
The Company’s

accounts receivable,

net, and other

receivables as of

June 30,

2023, and June

30, 2022, are

presented in the
table below:
June 30, June 30,
2023 2022
Accounts receivable, trade, net

$
11,037
$
13,904
Accounts receivable, trade, gross

11,546
14,413
Allowance for doubtful accounts receivable, end of period
509
509
Beginning of period
509
267
Reallocation to allowance for doubtful finance loans receivable (1)
(418)
-
Reversed to statement of operations
(31)
(133)
Charged to statement of operations

2,006
779
Utilized

(1,646)
(154)
Foreign currency adjustment

89
(250)
Loans provided to Carbon, net of allowance: 2022: $
3,000
-
-
Current portion of total held to maturity investments
-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
%
notes
-
-
Other receivables

14,628
14,994
Total accounts receivable,

net

$
25,665
$
28,898
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

30, 202

3

and

2022, respectively

and

bad debts

incurred

were written

off
against the allowance for doubtful accounts receivable.
Current portion of amount outstanding related to sale of interest in Carbon represents the amount due from the purchaser related to the sale of the Company’s

interest in Carbon Tech

Limited (“Carbon”), an equity-accounted investment of $
0.25

million, net of an
allowance for doubtful

loans receivable of

$
0.25

million and an

amount due related

to the sale

of the loan

(refer below), with

a face
value of $
3.0

million, which was sold in September 2022 for $
0.75

million, net of an allowance for doubtful loans receivable of $
0.75
million, refer to Note 9 for additional information.
The loan

of $
3.0

million provided

to Carbon

was scheduled

to be

repaid before

June 30,

2020, however,

Carbon requested

a
payment holiday

as a result

of the impact

of the COVID-19

pandemic on

its business. The

parties had not

agreed to new

repayment
terms as of June 30, 2022. In June 2021, the Company determined to create an allowance for doubtful loans receivable of $
3.0

million
due to these circumstances and the ongoing operating losses incurred by Carbon.
Investment in
7.625
% of Cedar Cellular

Investment 1 (RF) (Pty) Ltd
8.625
% notes represents the

investment in a note which was
due to mature

in August 2022 and

forms part of

Cell C’s

capital structure. The

carrying value as

of each of

June 30, 2023 and

2022,
respectively was $
0

(zero).
No

interest income from the Cedar Cellular note was recorded during the years ended June 30, 2023, 2022 and 2021, respectively.

Interest, if any,

on this investment

will only be

paid, at Cedar

Cellular’s election, on

its maturity which

is in
the process of being extended beyond its original date of August 2022.
The Company does not expect

to recover the amortized cost

basis of the Cedar

Cellular notes due to its

assessment that the equity
in Cell

C currently

has no

value

which

would

result in

there

being

no future

cash flows

to be

collected

from

the debt

security

on
maturity.

The Company could

not calculate an

effective interest

rate on the

Cedar Cellular note

because the carrying

value was zero
($
0.0

million) as of June 30, 2023 and 2022. The Company

therefore could not calculate the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of
24.82
%) because there are no future cash flows to discount.
Other

receivables

includes

prepayments,

deposits,

income taxes

receivable

and other

receivables.

As of

June 30,

2022,

other
receivables also includes transactions-switching funds receivable of $
3.3

million which was received in full in November 2022.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.

ACCOUNTS RECEIVABLE,

net AND OTHER RECEIVABLES

and FINANCE LOANS RECEIVABLE,

net
(continued)
Contractual maturities of held to maturity investments
Summarized below is the contractual maturity of the Company’s held to maturity investment as of June 30, 2023:
Cost basis
Estimated
fair
value
(1)
Due in one year or less

$
-
$
-
Due in one year through five years
(2)
-
-
Due in five years through ten years

-
-
Due after ten years

-
-
Total

$
-
$
-
(1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the

Company’s portion of the assets held by
Cedar Cellular, namely,

Cedar Cellular’s investment in Cell C.
(2) The cost basis is zero ($
0.0

million).
Finance loans receivable, net
The Company’s finance

loans receivable, net, as of June 30, 2023, and June 30, 2022, is presented in the table below:
June 30, June 30,
2023
2022
Microlending finance loans receivable, net $
20,605
$
20,058
Microlending finance loans receivable, gross
22,037
21,452
Allowance for doubtful finance loans receivable, end of period
1,432
1,394
Beginning of period
1,394
2,349
Reversed to statement of operations

-
(805)
Charged to statement of operations

1,452
1,268
Utilized

(1,214)
(1,179)
Foreign currency adjustment

(200)
(239)
Merchant finance loans receivable, net
16,139
13,834
Merchant finance loans receivable, gross
18,289
14,131
Allowance for doubtful finance loans receivable, end of period
2,150
297
Beginning of period
297
-
Reallocation from allowance for doubtful accounts receivable
(1)
418
-
Reversed to statement of operations

(1,268)
-
Charged to statement of operations

3,068
442
Utilized

-
-
Foreign currency adjustment

(365)
(145)
Total finance

loans receivable, net

$
36,744
$
33,892
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
12).
During the year ended June 30, 2022, the Company adjusted its microlending finance loans receivable allowance provision from
10
% of the gross book to
6.5
% of the gross book as a

result of evidence of lower actual losses incurred on the book which has resulted
in an improvement in the collection rate.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.

INVENTORY
The Company’s inventory

comprised the following categories as of June 30, 2023, and 2022.
June 30, June 30,
2023 2022
Raw materials $
2,819
$
2,446
Work in progress
30
147
Finished goods

24,488
31,633
$
27,337
$
34,226
As of June 30, 2023 and 2022, finished goods includes $
8.6

million and $
13.7

million, respectively, of Cell C airtime inventory
that was

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
for the years ended June 30, 2023 and 2022 and 2021
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
for the years ended June 30, 2023 and 2022 and 2021
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
its investment

in Cell

C as of

June 30,

2023 and

June 30, 2022,

respectively,

and valued Cell

C at

$
0.0

(zero) and

$
0.0

(zero) as

of
June 30, 2023, and June 30, 2022, respectively.

The Company incorporates the payments under Cell C’s

lease liabilities into the cash
flow forecasts

and assumes that

Cell C’s

deferred tax

assets would

be utilized over

the forecast period.

The Company has

increased
the

marketability

discount

from
10
% to
20
% and

the

minority

discount

from
15
% to
24
% due

to

the reduction

in the

Company’s
shareholding percentage from
15
% to
5
% as well as current market conditions. The Company utilized the latest revised business plan provided

by

Cell

C

management

for

the

period

ended

December

31,

2025,

for

the

June

30,

2023,

and

June

30,

2022

valuations.
Adjustments have been made to the WACC

rate to reflect the Company’s

assessment of risk to Cell C achieving its business plan.
The following key valuation inputs were used as of June 30, 2023 and 2022:
Weighted Average

Cost of Capital ("WACC"):
Between
20
% and
31
% over the period of the forecast
Long-term growth rate:
4.5
% (
3
% as of June 30, 2022)
Marketability discount:
20
% (
10
% as of June 30, 2022)
Minority discount:
24
% (
15
% as of June 30, 2022)
Net adjusted external debt - June 30, 2023:
(1)
ZAR
8.1

billion ($
0.4

billion), no lease liabilities included
Net adjusted external debt - June 30, 2022:
(2)
ZAR
13.5

billion ($
0.8

billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2023.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2022.
The fair value

of Cell C

as of June

30, 2023, utilizing

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
1.0
% increase and
1.0
%
decrease in the WACC rate and the

EBITDA margins used in

the Cell C valuation

on June 30, 2023,

all amounts translated at

exchange
rates applicable as of June 30, 2023:
Sensitivity for fair value of Cell C investment 1.0% increase 1.0% decrease
WACC

rate
$
-
$
616
EBITDA margin
$
1,196
$
-
The fair value of

the Cell C shares as

of June 30, 2023,

represented approximately
0
% of the Company’s

total assets, including
these shares.

The Company expects to

hold these shares for

an extended period

of time and that

there will be short-term

equity price
volatility with respect to these shares particularly given the current situation of

Cell C’s business.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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

The Company had
no

outstanding foreign exchange contracts as of June 30, 2023 and June 30,

2022, respectively.
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
be

utilized

for

part

of

the

purchase

consideration

settlement. These

foreign

exchange

option

contracts,

also

known

as

synthetic
forwards, were over-the-counter derivative transactions (Level 2). RMB’s long

-term credit rating is “BB”. The Company used quoted
prices in active markets for similar assets and liabilities to determine fair value of the foreign exchange option contracts (Level 2).

The Company

marked-to-market the synthetic

forwards as of

December 31, 2021,

using a Black-Scholes

option pricing model
which determined

the respective fair

value of the

options utilizing

current market

parameters. During

the year ended

June 30, 2022,
the Company recorded a net gain of $
3.7

million, which comprised a net gain of $
6.1

million (which includes the reversal of the $
2.4
.
million unrealized

loss which

was previously

recognized) recorded

during the

three months

ended March

2022, and

the unrealized
loss of $
2.4

million recorded during

the three months ended

December 31, 2021.

The net gain is

included in the caption

gain related
to fair value adjustment to currency options in the Company’s consolidated statements of operations for the year ended June 30, 2022.
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2023, according to
the fair value hierarchy:
Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business:

Cash, cash equivalents and
restricted cash (included in other
long-term assets)

258
-
-
258
Fixed maturity investments
(included in cash and cash
equivalents)
3,119
-
-
3,119
Total assets at fair value

$
3,377
$
-
$
-
$
3,377

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.

FAIR VALUE

OF FINANCIAL INSTRUMENTS (continued)
Financial instruments (continued)
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2022, according to
the fair value hierarchy:
Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
371
-
-
371
Fixed maturity investments
(included in cash and cash
equivalents)
1,196
-
-
1,196
Total assets at fair value

$
1,567
$
-
$
-
$
1,567
There have been
no

transfers in or out of Level 3 during the years ended June 30, 2023, 2022 and 2021, respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the years ended June 30, 2023

and 2022. Summarized below is the movement in

the carrying value of assets measured at fair
value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2023:
Carrying value
Assets
Balance as of June 30, 2022 $
-
Foreign currency adjustment
(1)
-
Balance as of June 30, 2023 $
-
(1) The

foreign currency

adjustment represents

the effects

of the fluctuations

of the South

African rand

against the

U.S. dollar
on the carrying value.
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the year ended June 30, 2022:
Carrying value
Assets
Balance as at June 30, 2021 $
-
Foreign currency adjustment
(1)
-
Balance as of June 30, 2022 $
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
for the years ended June 30, 2023 and 2022 and 2021
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

June 30,
2023 and 2022:
June 30, June 30,
2023 2022
Cost
Safe assets $
19,229
$
16,275
Computer equipment
35,158
32,814
Furniture and office equipment
7,508
7,549
Motor vehicles
2,070
3,195
Plant and machinery
45
15
64,010
59,848
Accumulated depreciation:
Safe assets
4,353
939
Computer equipment
25,645
26,420
Furniture and office equipment
5,602
6,060
Motor vehicles
955
1,829
Plant and machinery
8
1
36,563
35,249
Carrying amount:
Safe assets
14,876
15,336
Computer equipment
9,513
6,394
Furniture and office equipment
1,906
1,489
Motor vehicles
1,115
1,366
Plant and machinery
37
14
$
27,447
$
24,599
8.

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
five years
. The

Company also

operates parts

of its

financial services

business from
locations which it leases for a period of less than
one year
.
The Company’s

operating lease expense

during the years

ended June 30,

2023, 2022 and

2021, was $
2.9

million, $
4.0

million,
and $
4.1

million, respectively. The Company

does not have any significant leases that have not commenced as of June 30, 2023.
The Company

has entered into

short-term leasing

arrangements, primarily

for the lease

of branch

locations and other

locations
to operate

its financial

services business

in South

Africa.

The Company’s

short-term lease

expense during

the years

ended June

30,
2023, 2022 and 2021, was $
4.2

million, $
4.9

million and $
4.1

million, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.

LEASES (continued)
The following

table presents

supplemental

balance sheet

disclosure related

to our

right-of-use assets

and our

operating leases
liabilities as of June 30, 2023 and 2022:
June 30, June 30,
2023 2022
Right-of-use assets obtained in exchange for lease obligations
Weighted average

remaining lease term (years)
1.77
2.14
Weighted average

discount rate
9.7
%
9.3
%
Maturities of operating lease liabilities
2024 $
2,123
2025
1,182
2026
873
2027
868
2028
767
Thereafter
-
Total undiscounted

operating lease liabilities
5,813
Less imputed interest
928
Total operating lease liabilities,

included in
4,885
Operating lease liability - current
1,747
Operating lease liability - long-term $
3,138
9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS
Equity-accounted investments
The Company’s ownership percentage

in its equity-accounted investments as of June 30, 2023 and 2022, was as follows:
June 30, June 30,
2023 2022
Finbond Group Limited (“Finbond”) 28

% 29

%
Sandulela Technology

Proprietary Limited ("Sandulela")
49

%
49

%
Carbon

-

%
25

%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50

%
50

%
Finbond
As of June 30, 2023,

the Company owned
220,523,358

shares in Finbond representing approximately

27.80
% of its issued and
outstanding ordinary

shares. Finbond

is listed

on the

Johannesburg

Stock Exchange

and its

closing price

on June

30, 2023,

the last
trading day

of the

month, was

ZAR
0.39

per share.

The market

value of

the Company’s

holding in

Finbond on

June 30,

2023, was
ZAR
86.0

million ($
4.6

million translated

at exchange

rates applicable

as of

June 30,

2023). Lesaka

SA has

pledged, among

other
things, its entire equity interest in Finbond as security for the South African facilities described in Note 12.
Sale of Finbond shares during the years ended

June 30, 2023 and 2022
The

Company

sold
25,456,545

and
22,841,030

shares

in

Finbond

for

cash

during

the

years

ended

June

30,

2023

and

2022,
respectively, and recorded a loss of $
0.4

million and $
0.4

million in the caption loss

on equity-accounted investment in the

Company’s
consolidated statement of operations for the years ended June 30,

2023 and 2022.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Finbond (continued)
Sale of Finbond shares during the years ended

June 30, 2023 and 2022 (continued)
The following table presents the

calculation of the loss on disposal

of Finbond shares during the

years ended June 30, 2023

and
2022:
Year

ended June 30,
2023 2022
Loss on disposal of Finbond shares:
Consideration received in cash $
265
$
865
Less: carrying value of Finbond shares sold
(363)
(630)
Less: release of foreign currency translation reserve from accumulated other
comprehensive loss
(252)
(620)
Add: release of stock-based compensation charge related

to equity-accounted investment
9
9
Loss on sale of Finbond shares $
(341)
$
(376)
Finbond impairments

recorded during

the year ended June 30, 2023
The Company

considered the combination

of the ongoing

losses incurred and

reported by Finbond

and its lower

share price as
impairment indicators as of

September 30, 2022. The

Company performed an impairment

assessment of its holding

in Finbond as of
September 30,

2022. The Company

recorded an impairment

loss of $
1.1

million during the

year ended

June 30, 2023,

related to the
other-than-temporary

decrease

in

Finbond’s

value,

which

represented

the

difference

between

the

determined

fair

value

of

the
Company’s

interest in Finbond

and the Company’s

carrying value (before

the impairment).

There continues

to be limited

trading in
Finbond

shares

on

the

JSE

because

a

small

number

of

shareholders

own

approximately
80
%

of

its

issued

and

outstanding

shares
between them. The

Company calculated a fair

value per share for

Finbond by applying a

liquidity discount of
25
% to the September
30,

2022,

Finbond

closing

price

of

ZAR
0.49
.

The

Company

increased

the

liquidity

discount

from
15
%

(used

in

the

previous
impairment

assessment)

to
25
%

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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Finbond (continued)
August 2023 agreement to sell our entire

stake in Finbond
On

August

10,

2023,

the

Company,

through

its

wholly

owned

subsidiary

Net1

Finance

Holdings

(Pty)

Ltd,

entered

into

an
agreement with Finbond to sell

its remaining shareholding to

Finbond for a cash

consideration of ZAR
64.2

million ($
3.4

million using
exchange rates

applicable as of

June 30,

2023), or

ZAR
0.2911

per share.

The transaction is

subject to certain

conditions, including
regulatory and

shareholder approvals,

and all

conditions are

required to

be fulfilled

on or

before December

31, 2023,

otherwise the
transaction will lapse.
Carbon
In September

2022, the

Company,

through its

wholly-owned subsidiary,

Net1 Applied

Technologies

Netherlands B.V.

(“Net1
BV”),

entered

into

a binding

term

sheet

with the

Etobicoke

Limited

(“Etobicoke”)

to sell

its entire

interest, or
25
%,

in Carbon

to
Etobicoke for $
0.5

million and a loan

due from Carbon, with

a face value of

$
3

million, to Etobicoke for $
0.75

million. Both the equity
interest and

the loan

had a

carrying value

of $
0

(zero) at

June 30,

2022. The

parties have

agreed that

Etobicoke pledge

the Carbon
shares purchased as security for the amounts outstanding under the binding term sheet.

The Company received $
0.25

million on closing and the outstanding balance due by Etobicoke is expected to be paid as follows:
(i) $
0.25

million on September 30,

2023, and (ii) the

remaining amount, of $
0.75

million in March 2024.

Both amounts are included
in the

caption accounts

receivable, net

and other

receivables in

the Company’s

consolidated balance

sheet as

of June

30, 2023.

The
Company has allocated the $
0.25

million received to the sale of the equity interest and will allocate the funds received first to the sale of the equity interest and then to the loans.
The Company currently

believes that the fair

value of the Carbon

shares provided as security

is $
0

(zero), which is in

line with
the carrying value as of June 30, 2022, and has created an allowance for doubtful loans receivable related to the $
1.0

million due from
Etobicoke. The Company did not incur any significant

transaction costs. The Company has included the gain of $
0.25

million related
to the

sale of

the Carbon equity

interest in the

caption net gain

on disposal of

equity-accounted investments in

the Company’s unaudited
condensed consolidated statements of operations.
The following table presents the calculation of the gain on disposal of Carbon in September 2022:
Three months
ended
September 30,
2022
Gain on disposal of Carbon shares:
Consideration received in cash in September 2022 $
250
Less: carrying value of Carbon
-
Gain on disposal of Carbon shares: (1) $
250
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
for the years ended June 30, 2023 and 2022 and 2021
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
The Company incurred transaction costs of approximately $
0.04

million. The following table presents the calculation of the loss on disposal of Bank Frick on February 3, 2021
:
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
V2 Limited
The carrying

value of

the Company’s

investment in

V2 Limited

(“V2”) on

July 1,

2020, was

approximately

$
0.7

million. V2
continued to experience

operating losses during

the year ended

June 30, 2021,

and in December

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

V2 agreed to reduce

the $
5.0

million working capital

facility to $
1.5

million. In October

2020, V2 drew down

the
remaining available $
1.0

million of the working

capital facility.

The Company created

an allowance for doubtful

loans receivable of
$
1.5

million during

the year ended

June 30, 2021,

related to

the full

amount outstanding

as of June

30, 2021.

This amount

was still
outstanding as of June 30, 2023.
DNI
On March 31, 2020, the Company sold its remaining interest in DNI, an investment accounted for using the equity method at the
date of disposal, to DNI for ZAR
99.2

million ($
5.5

million, translated at exchange rates applicable as of March 31, 2020) through the issue of

an unsecured

note to

the Company.

The transaction

closed on

April 1,

2020. The

note principal

was repayable

in
18

equal
monthly installments of

ZAR
5.5

million ($
0.3

million, translated at

exchange rates applicable

as of June 30,

2020) commencing on
October 31,

2020. The

Company received

$
0.3

million on

September 30,

2020, and

the full

outstanding amount

of $
5.7

million on
October 26, 2020, for total receipts of $
6.0

million for the year ended June 30, 2021.
Walletdoc
In November 2020, the Company’s

subsidiary, Net1 SA, signed

an agreement with Walletdoc

under which Walletdoc

agreed to
repay the loan due to Net1 SA in full and Net1 SA agreed to dispose of its entire interest in

Walletdoc to Walletdoc.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Summarized

below is

the movement

in equity-accounted

investments during

the years

ended June

30, 2023

and 2022,

which
includes the investment in equity and the investment in loans provided to equity-accounted investees:
Finbond Other
(1)
Total
Investment in equity
Balance as of June 30, 2021 $
9,822
$
182
$
10,004
Stock-based compensation

14
-
14
Comprehensive loss:
(2,426)
(139)
(2,565)
Other comprehensive income

1,239
-
1,239
Equity accounted (loss) earnings
(3,665)
(139)
(3,804)
Share of net (loss) income
(3,665)
16
(3,649)
Impairment
-
(155)
(155)
Sale of shares in equity-accounted investment
(630)
-
(630)
Equity-accounted investment acquired in business combination
-
74
74
Foreign currency adjustment
(2)
(1,020)
(16)
(1,036)
Balance as of June 30, 2022
5,760
101
5,861
Stock-based compensation

28
-
28
Comprehensive (loss) income:
(1,271)
89
(1,182)
Other comprehensive income

3,935
-
3,935
Equity accounted (loss) earnings
(5,206)
89
(5,117)
Share of (loss) net income
(4,096)
89
(4,007)
Impairment
(1,110)
-
(1,110)
Dividends received

-
(42)
(42)
Sale of shares in equity-accounted investment
(506)
-
(506)
Foreign currency adjustment (2)
(971)
(17)
(988)
Balance as of June 30, 2023 $
3,040
$
131
$
3,171
Investment in loans:
Balance as of June 30, 2021 $
-
$
-
$
-
Foreign currency adjustment (2)
-
-
-
Balance as of June 30, 2022
-
-
-
Loans repaid
-
(112)
(112)
Loans granted
-
112
112
Foreign currency adjustment (2)
-
-
-
Balance as of June 30, 2023 $
-
$
-
$
-
Equity Loans Total
Carrying amount as of :
June 30, 2022 $
5,861

$
-

$
5,861

June 30, 2023 $
3,171

$
-

$
3,171

(1) Includes Carbon,

Sandulela and SmartSwitch Namibia;
(2) The foreign

currency adjustment represents

the effects

of the fluctuations

of the ZAR,

Nigerian naira

and Namibian dollar,
against the U.S. dollar on the carrying value.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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

(as applicable):
Finbond
(1)
Bank Frick
(2)
Other
(3)
Balance sheet, as of February 28 June 30 Various
Current assets (4)
2023 $ n/a $ n/a $
3,601
2022 n/a n/a
23,207
Long-term assets
2023
269,428
n/a
1
2022
300,253
n/a
4,933
Current liabilities (4)
2023 n/a n/a
3,007
2022 n/a n/a
26,324
Long-term liabilities
2023
209,855
n/a
7
2022
234,154
n/a
5,733
Non-controlling interest
2023
16,414
n/a
-
2022
11,781
-
-
Statement of operations, for the period ended February 28 June 30
(2)
Various
Revenue
2023
88,305
n/a
4,908
2022
80,656
n/a
4,100
2021
95,847
35,641
6,420
Operating (loss) income
2023
(20,941)
n/a
219
2022
(21,017)
n/a
984
2021
(18,980)
3,860
(2,406)
(Loss) Income from continuing operations
2023
(19,780)
n/a
184
2022
(18,379)
n/a
657
2021
(15,466)
3,303
(2,534)
Net (loss) income
2023
(15,858)
n/a
184
2022
(16,432)
n/a
657
2021 $
(17,889)
$
3,303
$
(2,534)
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

the year ended February 28;
(4) Bank Frick and Finbond are banks and do not present current and long-term assets and liabilities. All assets and liabilities of these two entities are included under the long-term caption;

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of June 30,

2023, and June 30, 2022:
June 30, June 30,
2023 2022
Total equity investments

$
76,297
$
76,297
Investment in
10
% (June 30, 2022:
10
%) of MobiKwik (1)
76,297
76,297
Investment in
5
% of Cell C (June 30, 2022:
15
%) at fair value (Note 6)
-
-
Investment in
87.50

% of CPS (June 30, 2022:
87.50

%) at fair value
(1)(2)
-
-
Policy holder assets under investment contracts (Note 11)
257
371
Reinsurance assets under insurance contracts (Note 11)
1,040
1,424
Total other long-term

assets
$
77,594
$
78,092
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

equity investment
of up to $
40.0

million in MobiKwik over a
24
-month period. The Company made an

initial $
15.0

million investment in August 2016
and a

further

$
10.6

million investment

in June

2017,

under this

subscription

agreement.

During the

year ended

June 30,

2019, the
Company paid $
1.1

million to subscribe

for additional shares in

MobiKwik. As of

each of June 30,

2023 and 2022, respectively,

the
Company owned approximately
10
% of MobiKwik’s issued share capital.
In October

2021, the

Company converted

(at a

rate of

approximately
20

for 1)

its
310,781

shares of

compulsorily convertible
cumulative

preferences

shares

to
6,215,620

equity

shares

in

anticipation

of

MobiKwik’s

initial

public

offering.

The

Company’s
investment

percentage

remained

unchanged

following

the

conversion.

The

Company

did

not

identify

any

observable

transactions
during the years ended June 30, 2023 and 2022, respectively, and therefore there was no change in the fair value of MobiKwik during these years.

During the year

ended June 30,

2021, MobiKwik

entered into a

number of separate

agreements with new

shareholders to

raise
additional capital through the issuance of additional shares. Specifically, the Company used the following transactions as the basis for its fair value

adjustments to

its investment in

MobiKwik during

the year ended

June 30, 2021:

(i) in early

November 2020,

$
135.54
($
6.78

post

conversion)

per

share;

March

2021,

$
170.33

($
8.52

post

conversion)

per

share;

and

June

2021,

$
245.50

($
12.28

post
conversion) per share. The Company considered

each of these transactions to be an observable price change

in an orderly transaction
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
15
% to
5
% following the recapitalization. The Company’s

investment in Cell C is carried at fair value. Refer

to Note 6 for additional
information regarding changes in the fair value of Cell C.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Other long-term assets (continued)
CPS
The Company

deconsolidated

its investment

in CPS

in May

2020. As

of June

30, 2023

and 2022,

respectively,

the Company
owned
87.5
% of CPS’ issued share capital.
Revix
In February 2022,

the Company sold its

entire interest in

Revix UK Limited

for cash of

$
0.7

million because the

Company did
not consider

the investment

core to

its strategy

to operate

primarily

in Southern

Africa. The

Company

had

previously written

this
investment to

$
0

(nil) and recognized

a gain on

disposal of $
0.7

million, which is

included in the

caption gain on

disposal of equity
securities in the Company’s

consolidated statements of operations for the year ended June 30, 2022.
Summarized below

are the components

of the Company’s

equity securities

without readily

determinable fair

value and held

to
maturity investments as of June 30, 2023:
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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

GOODWILL AND INTANGIBLE

ASSETS,

net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2023, 2022 and 2021:
Gross value
Accumulated
impairment Carrying value
Balance as of July 1, 2020 $
63,194
$
(39,025)
$
24,169
Liquidation of subsidiaries (2)
(26,629)
26,629
-
Foreign currency adjustment (1)
6,384
(1,400)
4,984
Balance as of June 30, 2021
42,949
(13,796)
29,153
Acquisition of Connect (Note 3)
(3)
153,693
-
153,693
Foreign currency adjustment
(1)
(21,166)
977
(20,189)
Balance as of June 30, 2022
175,476
(12,819)
162,657
Impairment loss
-
(7,039)
(7,039)
Foreign currency adjustment (1)
(22,857)
982
(21,875)
Balance as of June 30, 2023 $
152,619
$
(18,876)
$
133,743
(1) – The

foreign currency

adjustment represents

the effects

of the

fluctuations between the

South African Rand

and the Euro,
against the U.S. dollar on the carrying value.
(2) – The Company deconsolidated

the goodwill and accumulated impairment

related to entities it

substantially liquidated during
the year ended June 30, 2021.
(3) – Represents

goodwill arising from

the acquisition of

Connect and translated

at the foreign exchange

rate applicable on the
date the transaction became effective. This goodwill has been allocated to the merchant reportable operating segment
.
Goodwill

associated

with

the

acquisition

of

Connect

represents the

excess

of

cost

over

the

fair

value

of

acquired

net assets.
Connect goodwill

is not deductible

for tax purposes.

See Note 3

for the allocation

of the purchase

price to the

fair value of

acquired
net assets.
Impairment loss
The Company assesses the carrying

value of goodwill for impairment

annually, or

more frequently,

whenever events occur and
circumstances change indicating

potential impairment. The Company

performs its annual impairment

test as at June 30 of

each year.
Except as discussed below,
no

goodwill has been impaired during the years ended June 30, 2023, 2022 and 2021, respectively.
Year ended

June 30, 2023 goodwill impairment loss
The Company

recognized an

impairment loss

of $
7.0

million as

a result

of its

annual impairment

analysis related

to goodwill
allocated

to

its

hardware/

software

support

business

within

its

merchant

operating

segment.

The

impairment

loss

resulted

from

a
reassessment

of

the

business’

growth

prospects

given

the

change

in

customer

demand

as

a

result

of

the

introduction

of

cheaper
hardware devices which incorporate

software widely adopted by our customers

customer-base, coupled with a challenging

economic
environment

in

South

Africa.

The

impairment

is

included

within

the

caption

impairment

loss

in

the

consolidated

statement

of
operations for the year ended June 30, 2023.
In order to determine the

amount of the goodwill

impairment, the estimated fair value

of our hardware/ software support business
assets and liabilities were compared to the carrying

value of its assets and liabilities.

The Company used a discounted cash flow model
in order

to determine

the fair

value of

the business.

Based on

this analysis,

the Company

determined that

the carrying

value of

the
business’ assets and liabilities exceeded their fair value at the reporting date.
In the event that there is a deterioration in the Company’s operating segments, or in any other of the Company’s businesses, this
may lead to additional impairments

in future periods.

Furthermore, the difficulties of integrating acquired businesses may be increased
by

the

necessity

of

integrating

personnel

with

disparate

business

backgrounds

and

combining

different

corporate

cultures.

The
Company also may not

be able to retain key

employees or customers of

an acquired business or realize

cost efficiencies or

synergies
or other

benefits that

it anticipated

when selecting

its acquisition

candidates. Acquisition

candidates may

have liabilities

or adverse
operating

issues that

the

Company

fails

to

discover

through

due

diligence

prior

to

the

acquisition.

These

factors

may

also

lead

to
additional impairments in future periods.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

GOODWILL AND INTANGIBLE

ASSETS,

net (continued)
Goodwill (continued)
Goodwill has been allocated to the Company’s

reportable segments as follows:
Consumer Merchant Carrying value
Balance as of July 1, 2020 $
-
$
24,169
$
24,169
Liquidation of subsidiaries
-
-
-
Foreign currency adjustment
(1)
-
4,984
4,984
Balance as of June 30, 2021
-
29,153
29,153
Acquisition of Connect (Note 3)
-
153,693
153,693
Foreign currency adjustment (1)
-
(20,189)
(20,189)
Balance as of June 30, 2022
-
162,657
162,657
Impairment loss
-
(7,039)
(7,039)
Foreign currency adjustment (1)
-
(21,875)
(21,875)
Balance as of June 30, 2023 $
-
$
133,743
$
133,743
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
$
142,981
10

Connect – customer relationships
20,516
8

Connect –brands
$
15,987
10

Impairment loss
The Company

assesses the carrying

value of

intangible assets

for impairment

whenever events

occur or

circumstances change
indicating that the carrying amount of the intangible asset may not be recoverable.
No

intangible assets have been impaired during the
years ended June 30, 2023, 2022 and 2021, respectively.
Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2023, and June 30,
2022:
As of June 30, 2023 As of June 30, 2022
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships (1) $
24,978
$
(11,565)
$
13,413
$
26,937
$
(9,140)
$
17,797
Software, integrated
platform and unpatented
technology (1)
110,906
(13,711)
97,195
127,785
(3,075)
124,710
FTS patent

2,034
(2,034)
-
2,352
(2,352)
-
Brands and trademarks (1)
13,852
(2,863)
10,989
16,018
(1,823)
14,195
Total finite-lived
intangible assets

$
151,770
$
(30,173)
$
121,597
$
173,092
$
(16,390)
$
156,702
(1) 2022 balances include the intangible assets acquired as part of the

Connect acquisition in April 2022.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

GOODWILL AND INTANGIBLE

ASSETS,

net (continued)
Intangible assets (continued)
Carrying value and amortization of intangible assets (continued)
Aggregate

amortization

expense on

the finite-lived

intangible assets

for

the

years

ended June

30,

2023,

2022

and

2021,

was
approximately $
15.0

million, $
3.8

million and $
0.4
, respectively.
Future estimated annual amortization expense for the next five fiscal years and thereafter, using the exchange rates that prevailed on June

30, 2023, is

presented in the

table below.

Actual amortization

expense in future

periods could differ

from this estimate

as a
result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.
Fiscal 2023 $
14,362
Fiscal 2024
14,364
Fiscal 2025
14,364
Fiscal 2026
14,310
Fiscal 2027
14,278
Thereafter
49,919
Total future

estimated annual amortization expense
$
121,597
11.

ASSETS AND POLICYHOLDER LIABILITIES UNDER INSURANCE AND

INVESTMENT CONTRACTS
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the years
ended June 30, 2023 and 2022:
Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of July 1, 2021 $
1,298
$
(2,011)
Increase in policy holder benefits under insurance contracts

2,087
(9,540)
Claims and policyholders’ benefits under insurance contracts
(1,782)
9,336
Foreign currency adjustment (3)
(179)
260
Balance as of June 30, 2022
1,424
(1,955)
Increase in policy holder benefits under insurance contracts

785
(5,833)
Claims and policyholders’ benefits under insurance contracts
(986)
5,928
Foreign currency adjustment (3)
(183)
260
Balance as of June 30, 2023 $
1,040
$
(1,600)
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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.

ASSETS AND POLICYHOLDER LIABILITIES UNDER INSURANCE AND

INVESTMENT CONTRACTS
(continued)
Assets and policyholder liabilities under investment contracts
Summarized below is the movement in assets

and policyholder liabilities under investment contracts during the years ended June
30, 2023 and 2022:
Assets (1)
Investment
contracts (2)
Balance as of July 1, 2021 $
381
$
(381)
Increase in policy holder benefits under investment contracts

16
(16)
Foreign currency adjustment (3)
(26)
48
Balance as of June 30, 2022
371
(349)
Increase in policy holder benefits under investment contracts

6
(6)
Claims and decrease in policyholders’ benefits under investment contracts

(69)
69
Foreign currency adjustment (3)
(51)
45
Balance as of June 30, 2023 $
257
$
(241)
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

30, 2023, the only remaining facilities are

Facility G and Facility H (as defined

below), and Facility
E, an overdraft facility.
Available short-term facility -

Facility E
On

September

26,

2018,

Lesaka

SA

revised

its

amended

July

2017

Facilities

agreement

with

RMB

to

include

Facility

E,

an
overdraft facility of up to ZAR
1.5

billion ($
79.6

million, translated at exchange rates applicable as of June 30, 2023) to fund the cash in the Company’s

ATMs.

The Facility E overdraft

facility was subsequently

reduced to ZAR
1.2

billion ($
63.7

million, translated at
exchange rates applicable as

of June 30, 2023) in

September 2019. On August

2, 2021, Lesaka SA and

RMB entered into a Letter

of
Amendment to increase Facility

E from ZAR
1.2

billion to ZAR
1.4

billion ($
74.3

million, translated at exchange rates

applicable as
of June 30, 2023). Interest on the overdraft facility

is payable on the first day of the month following

utilization of the facility and on
the final maturity date based on the South African

prime rate. The overdraft facility amount utilized must be

repaid in full within one
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

30, 2023,

the Company

had utilized
approximately ZAR
0.4

billion ($
23.0

million) of this

overdraft facility.

This overdraft facility

may only be

used to fund

ATMs

and
therefore the overdraft

utilized and converted

to cash to

fund the Company’s

ATMs

is considered restricted

cash. The prime

rate on
June 30, 2023, was
11.75
%.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued)
RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings (continued)
Long-term borrowings - Facility G and Facility H
On March

16, 2023,

the Company,

through Lesaka

SA, entered

into a

Fifth Amendment

and

Restatement Agreement,

which
includes, among other agreements, an Amended and

Restated Common Terms Agreement (“CTA”), an Amended and Restated Senior
Facility G Agreement (“Facility

G Agreement”) and an

Amended and Restated Senior

Facility H Agreement (“Facility

H Agreement”)
(collectively,

the “Loan

Documents”) with

RMB. Main

Street 1692

(RF) Proprietary

Limited (“Debt

Guarantor”), a

South African
company incorporated

for the sole

purpose of

holding collateral for

the benefit of

the Lenders and

acting as debt

guarantor is also

a
party to

the Loan

Documents. Pursuant

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

March 16, 2023, amendments to the CTA

include an amendment
to the asset cover

ratio to change the

Covenant Equity Value

(as defined in

the CTA)

definition to include
90
% of the book

value of
the Lesaka Financial Service Proprietary Limited (formerly known as Moneyline Financial Service Proprietary Limited)

receivables,
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
Interest on

Facility G

and Facility

H (together,

the “Facilities”)

is based

on the

3-month Johannesburg

Interbank Agreed

Rate
(“JIBAR”) in effect from

time to time plus a

margin, as a result

of the amendment, from

January 1, 2023 of:

(i)
5.50
% for as long as
the aggregate balance

under the Facilities is

greater than ZAR
800

million; (ii)
4.25
% if the aggregate

balance under the Facilities

is
equal to or less than ZAR
800

million, but greater than ZAR
350

million; or (iii)
2.50
% if the aggregate balance under the Facilities is
less than

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

The JIBAR

rate
was
8.5
% on June 30, 2023.
Lesaka SA will pay a quarterly commitment fee computed at a rate of
35
% of the Applicable Margin (as defined in the CTA) on
the amount of the revolving credit facility outstanding

and such commitment fee will also be capitalized,

subject to the cap discussed
above.
The Facilities are repayable in full on or before December 31, 2025.
The then

available

amounts available

under

the Facilities

were utilized,

in full,

on April

14,

2022,

primarily

to part

fund the
acquisition

of Connect.

In

April 2022,

Lesaka SA

paid

non-refundable

deal

origination

fees of

ZAR
11.25

million

and

ZAR
5.25
million to the Lenders related to Facility G and Facility H, respectively.
The Facility H

Agreement provides the Lenders

with a right

to discuss the

capitalization of the Lesaka

group with its

management
and Value

Capital Partners Proprietary

Limited (“VCP”) if Lesaka’s

market capitalization on

the NASDAQ Stock Market

(based on
the closing price

on the NASDAQ Stock

Market) on any day

falls below the USD

equivalent of ZAR
3.250

billion. VCP is required
to maintain an asset cover ratio above
5.00
:1.00, calculated as the total VCP investment fund net

asset value (as defined in the Facility
H agreement) divided by the Facility H borrowings outstanding, measured as of March, June, September and December each year (as applicable) (each a

“Measurement Date”). The

Lenders require Lesaka

SA to deliver a

compliance certificate procured from

VCP as
of each applicable Measurement Date, which shows the computation of the asset cover ratio.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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
As of June 30,

2023, the Connect

Facilities include (i)

an overdraft facility

(general banking facility)

of ZAR
205.0

million (of
which ZAR
170.0

million has been

utilized); (ii)

Facility A of

ZAR
700.0

million; (iii) Facility

B of ZAR
550.0

million (both

fully
utilized); and (iv) an asset-backed facility of ZAR
200.0

million (of which ZAR
149.1

million has been utilized).
In February 2023, the Company,

through CCMS, obtained a ZAR
175.0

million temporary increase in its overdraft facility for a
period of
four months

to specifically

fund the

purchase of

prepaid airtime

vouchers. This

temporary increase

was repayable

in
four
equal monthly instalments of ZAR
43.8

million and which commenced

in March 2023. In May 2023,

the Company,

through CCMS,
obtained a ZAR
155.0

million temporary increase

in its overdraft facility

for a period of
one month

to specifically fund the

purchase
of prepaid airtime vouchers. This temporary increase was repaid in full in June 2023. Interest at the South Africa prime rate less
0.1
%
was payable on a monthly basis on both of these temporary facilities.
CCMS paid a non-refundable structuring fee of approximately ZAR
5.5

million during the year ended June 30, 2022. Interest on
Facility A and Facility

B is payable quarterly in

arrears based on JIBAR

in effect from time to

time plus a margin.

Interest on the asset-
backed facility is payable quarterly in arrears based on prime in effect from time to time plus a margin.
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

“CCC Loan Document”)

with RMB

and other Company

subsidiaries
within the Connect Group of companies listed therein, as guarantors. The transaction closed on December 1, 2022.
The CCC Loan Document contains

customary covenants that require CCC and

K2020 to collectively maintain a

specified capital
adequacy ratio, restrict the ability of the entities to make certain distributions with respect to their capital stock,

encumber their assets,
incur additional indebtedness, make investments, engage in certain business combinations and engage in other corporate activities.

Pursuant

to

the

CCC Loan

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
African prime rate in effect from time to time plus a margin of
0.95
% per annum.

The Company

paid a

non-refundable structuring

and execution

fee of ZAR
1.7

million, or

$
0.1

million, including

value added
taxation, to the Lenders on closing.
As of June 30, 2023, the amount of the CCC

Revolving Credit Facility was ZAR
300.0

million (of which ZAR
222.3

million has
been utilized).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued
RMB facility, comprising indirect facilities
As of

June 30,

2023, the

aggregate amount

of the

Company’s

short-term South

African indirect

credit facility

with RMB

was
ZAR
135.0

million ($
7.2

million), which includes facilities

for guarantees, letters of credit

and forward exchange contracts. As

of June
30, 2023

and June

30, 2022,

the Company

had utilized

approximately ZAR
33.1

million ($
1.8

million) and

ZAR
5.1

million ($
0.3
million), respectively,

of its indirect and derivative

facilities of ZAR
135.0

million (June 30, 2022: ZAR
135.0

million) to enable the
bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 22).
Nedbank facility, comprising short-term facilities
As of June 30, 2023, the aggregate amount of

the Company’s short-term South African credit facility with Nedbank Limited was
ZAR
156.6

million ($
8.3

million). The credit facility represents an

indirect and derivative facilities of up

to ZAR
156.6

million ($
8.3
million), which include guarantees, letters of credit and forward exchange contracts.
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
251.0

million ($
13.0

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

As of June 30, 2023, these facilities were no longer available.

As of June 30, 2023 and June 30,

2022, the Company had utilized approximately

ZAR
2.1

million ($
0.1

million) and ZAR
92.1
million ($
5.7

million), respectively,

of its indirect and derivative facilities of

ZAR
156.6

million (June 30, 2022: ZAR
156.6

million)
to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 22).
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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
Movement in short-term credit facilities
Summarized below are the Company’s short-term facilities as of June 30, 2023, and the movement in the Company’s short-term
facilities from as of June 30, 2022 to as of June 30, 2023:
RMB RMB RMB Nedbank
Facility E Indirect Connect Facilities Total
Short-term facilities available as of June
30, 2023 $
74,319
$
7,167
$
10,882
$
8,311
$
100,679
Overdraft

-
-
10,882
-
10,882
Overdraft restricted as to use for ATM
funding only
74,319
-
-
-
74,319
Indirect and derivative facilities

-
7,167
-
8,311
15,478
Movement in utilized overdraft facilities:

Balance as of June 30, 2021
14,245
-
-
-
14,245
Facilities acquired in transaction - - 16,903 - 16,903
Utilized

563,588
-
5,929
1,345
570,862
Repaid
(517,948)
-
(6,189)
(1,322)
(525,459)
Foreign currency adjustment (1)
(8,547)
-
(1,763)
(23)
(10,333)
Balance as of June 30, 2022
51,338
-
14,880
-
66,218
Restricted as to use for ATM
funding only
51,338
-
-
-
51,338
No restrictions as to use

-
-
14,880
-
14,880
Utilized

501,603
-
18,462
-
520,065
Repaid
(524,766)
-
(22,505)
-
(547,271)
Foreign currency adjustment
(1)
(5,154)
-
(1,812)
-
(6,966)
Balance as of June 30, 2023
23,021
-
9,025
-
32,046
Restricted as to use for ATM
funding only
23,021
-
-
-
23,021
No restrictions as to use

-
-
9,025
-
9,025
Interest rate as of June 30, 2023 (%) (2)
11.7500
-
11.6500
-
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2021
-
-
-
5,398
5,398
Utilized

-
-
-
4,009
4,009
Foreign currency adjustment (1)
-
-
-
1,540
1,540
Balance as of June 30, 2022
-
313
-
5,654
10,947
Guarantees cancelled (3)
-
-
-
(5,017)
(5,017)
Utilized

-
1,561
-
-
1,561
Foreign currency adjustment (1)
-
(117)
-
(525)
(642)
Balance as of June 30, 2023 $
-
$
1,757
$
-
$
112
$
6,849
(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.
(2) Facility E interest set at prime and the Connect facility at prime less
0.10
%.
(3) Represents

the cancellation

of the guarantee

with supplier

amounting to

ZAR
90

million ($
5.0

million) which

is no longer
required due the reduction in the volume and value of transactions processed.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
Movement in long-term borrowings
Summarized below is the movement in the Company’s

long-term borrowing from as of June 30, 2022, to as of June 30, 2023:
Facilities
G & H A&B CCC/ K2020 Asset backed Total
Opening balance as of June 30, 2021 $
-
$
-
$
-
$
-
$
-
Facilities acquired in transaction
-
72,318
9,772
4,870
86,960
Facilities utilized
77,069
-
472
1,310
78,851
Facilities repaid
(4,492)
-
(933)
(156)
(5,581)
Non-refundable fees paid
(1,307)
-
-
-
(1,307)
Non-refundable fees amortized
196
18
37
-
251
Foreign currency adjustment (1)
(8,112)
(7,864)
(1,002)
(550)
(17,528)
Included in current
-
4,604
-
2,200
6,804
Included in long-term
63,354
59,868
8,346
3,274
134,842
Opening balance as of June 30, 2022
63,354
64,472
8,346
5,474
141,646
Facilities utilized
-
10,947
7,377
6,031
24,355
Facilities repaid
(10,543)
(2,151)
(2,149)
(2,669)
(17,512)
Non-refundable fees paid
(500)
-
(100)
-
(600)
Non-refundable fees amortized
762
57
44
-
863
Capitalized interest 5,078 - - - 5,078
Capitalized interest repaid (514) - - - (514)
Foreign currency adjustment
(1)
(8,672)
(8,889)
(1,716)
(921)
(20,198)
Closing balance as of June 30, 2023
48,965
64,436
11,802
7,915
133,118
Included in current
-
-
-
3,663
3,663
Included in long-term
48,965
64,436
11,802
4,252
129,455
Unamortized fees
(598)
(223)
(65)
-
(886)
Due within 2 years
-
-
-
3,005
3,005
Due within 3 years
49,563
3,317
11,867
1,149
65,896
Due within 4 years
-
7,300
-
98
7,398
Due within 5 years $
-
$
54,042
$
-
$
-
$
54,042
Interest rates as of June 30, 2023 (%):
14.00
12.25
12.70
12.50
Base rate (%)
8.50
8.50
11.75
11.75
Margin (%)
5.50
3.75
0.95
0.75
Footnote number (2)(3)(4) (5) (6) (7)
(
1) Represents the effects of the fluctuations between the ZAR and the U.S. dollar.
(2) Prior

to the

amendment in March

2023, interest

on Facility G

was calculated

based on

the 3-month

JIBAR in

effect from

time to
time plus a margin

of (i)
3.00
% per annum until January

13, 2023; and then (ii) from

January 14, 2023, (x)
2.50
% per annum if the Facility
G balance outstanding

is less than

or equal to

ZAR
250.0

million, or (y)
3.00
% per annum

if the Facility

G balance is between

ZAR
250.0
million to

ZAR
450.0

million, or

(z)
3.50
% per

annum if

the Facility

G balance

is greater

than ZAR
450.0

million. The

interest rate

shall
increase by a further
2.00
% per annum in the event of default (as defined in the Loan Documents).
(3) Prior to the amendment in

March 2023, interest on Facility

H is calculated based on JIBAR

in effect from time to

time plus a margin
of
2.00
% per annum which increases by a further
2.00
% per annum in the event of default (as defined in the Loan Documents).
(4) Interest on Facility

G and Facility H

is calculated based

on the 3-month

JIBAR in effect

from time to time

plus a margin

of, from
January 1, 2023:

(i)
5.50
% for as

long as the

aggregate balance under

the Facilities is

greater than ZAR
800

million; (ii)
4.25
% if the

aggregate
balance under the Facilities is

equal to or less

than ZAR
800

million, but greater than

ZAR
350

million; or (iii)
2.50
% if the aggregate

balance
under the Facilities is less than ZAR
350

million
(5) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin, of
3.75
%, in effect from time to time.
(6) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
(7) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on

the

consolidated

statement

of

operations

during

the

years

ended

June

30,

2023

and

2022,

was

$
13.1

million

and

$
2.3

million,
respectively. There

was
no

interest expense incurred during the year ended

June 30, 2021. Prepaid facility fees amortized included

in
interest expense during the years

ended June 30, 2023 and

2022, was $
0.8

million and $
0.2

million, respectively. There was
no

prepaid
facility fee

amortization during

the year

ended June

30, 2021.

Interest expense

incurred under

the Company’s

CCC/K2020 facility
relates

to

borrowings

utilized

to

fund

a

portion

of

the

Company’s

merchant

finance

loans receivable

and

interest

expense

of

$
1.4
million

and

$
0.2

million

is

included

in

the

caption

cost

of

goods

sold,

IT

processing,

servicing

and

support

on

the

consolidated
statement of operations for the years ended June 30, 2023 and 2022, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.

OTHER PAYABLES
Summarized below is the breakdown of other payables as of June 30,

2023 and 2022:
June 30, June 30,
2023 2022
Accruals $
7,078
$
9,948
Provisions
7,429
7,365
Payroll-related payables
1,038
1,306
Participating merchants' settlement obligation
39
114
Value

-added tax payable
1,247
845
Vendor

consideration due to sellers of Connect (Note 3)
-
1,459
Other
19,466
13,325
$
36,297
$
34,362
Other includes transactions-switching funds payable, deferred income, client deposits and other payables.
14.

COMMON STOCK
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
3,185,079

shares of the Company’s
common stock. These shares of

common stock will be issued

in
three

equal tranches on each

of the first, second

and third anniversaries
of the April 14, 2022 closing. The Company legally issued
1,061,693

shares of its common stock, representing the first tranche, to the
Connect sellers in April 2023, and this had no impact on the number of shares, net of treasury, presented in the consolidated statement of changes during the year ended June 30, 2023 because the
3,185,079

shares are included in the number of shares, net of treasury, as of June 30, 2022, and 2023, respectively.
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
2023, 2022 and 2021:
2023 2022 2021
Number of shares, net of treasury:
Statement of changes in equity – common stock
63,640,246
62,324,321
56,716,620
Less: Non-vested equity shares that have not vested as of end of year (Note

17)
2,614,419
2,385,267
384,560
Number of shares, net of treasury excluding non-vested equity shares that have not vested
61,025,827
59,939,054
56,332,060

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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
On August 19, 202

2, the IFC Investors

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

$
5.6

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
for the years ended June 30, 2023 and 2022 and 2021
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

The Company did
no
t repurchase any of its shares during

the years ended June 30, 2023
under

the

authorization,

however,

it did

repurchase
352,994

shares

of

its

common

stock

from

its

employees,

refer

to Note

17

for
additional information

regarding these

repurchases. The

Company did
no
t repurchase

any of

its shares

during the

years ended

June
30,,

2022 and 2021, respectively,

either under or outside of the authorization.
15.

ACCUMULATED OTHER

COMPREHENSIVE (LOSS) INCOME
The table below

presents the change

in accumulated other

comprehensive (loss) income

per component during

the years ended
June 30, 2023, 2022 and 2021:
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2020 $
(169,075)
$
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
Balance as of July 1, 2022
(168,840)
(168,840)
Release of foreign currency translation reserve: disposal of Finbond equity securities
(Note 9)

362
362
Movement in foreign currency translation reserve related to equity

-accounted
investment
3,935
3,935
Movement in foreign currency translation reserve

(31,183)
(31,183)
Balance as of June 30, 2023 $
(195,726)
$
(195,726)
During

the

year

ended

June

30,

2023,

the

Company

reclassified

$
0.4

million

from

accumulated

other

comprehensive

loss
(accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond (refer to Note 9). During the year ended

June 30, 2022,

the Company

reclassified $
0.6

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

9) and (ii) $
0.6

million related to the
liquidation of subsidiaries.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.

REVENUE
The Company

is a

provider of

digitized cash

management solutions

and merchant

acquiring services,

including an

integrated
platform for

the distribution

of value-added

services; transaction

processing services;

financial inclusion

products and

services, and
secure payment technology. The

Company operates a

payment processor in South

Africa. The Company

offers debit, credit

and prepaid
processing and issuing services for all major payment networks. In South Africa, the Company provides innovative low-cost financial inclusion products, including banking, lending and insurance.
Disaggregation of revenue
Certain revenue from the Company’s

legacy processing activities which were ceased during the year ended June 30, 2021, have
not been allocated to the Company’s current reportable operating segments and are presented as “Unallocated” in

the table for the year
ended June 30, 2021.
The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2023:
Merchant Consumer Unallocated Total
Processing fees $
111,281
$
26,159
$
1,469
$
138,909
South Africa
105,957
26,159
1,469
133,585
Rest of world
5,324
-
-
5,324
Technology

products
19,017
1,253
-
20,270
South Africa
18,780
1,253
-
20,033
Rest of world
237
-
-
237
Telecom products

and services

322,756
45
-
322,801
South Africa
306,093
45
-
306,138
Rest of world
16,663
-
-
16,663
Lending revenue
-
19,504
-
19,504
Interest from customers
5,778
-
-
5,778
Insurance revenue
-
9,677
-
9,677
Account holder fees
-
5,610
-
5,610
Other
4,869
553
-
5,422
South Africa
4,680
553
-
5,233
Rest of world
189
-
-
189
Total revenue, derived

from the following geographic
locations
463,701
62,801
1,469
527,971
South Africa
441,288
62,801
1,469
505,558
Rest of world
$
22,413
$
-
$
-
$
22,413

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.

REVENUE (continued)
The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2022:
Merchant Consumer Total
Processing fees $
55,752
$
28,982
$
84,734
South Africa
48,305
28,982
77,287
Rest of world
7,447
-
7,447
Technology

products
25,891
277
26,168
South Africa
25,826
277
26,103
Rest of world
65
-
65
Telecom products

and services

69,603
-
69,603
Lending revenue
-
21,573
21,573
Interest from customers
1,121
-
1,121
Insurance revenue
-
8,530
8,530
Account holder fees
-
5,838
5,838
Other
4,310
732
5,042
South Africa
4,259
732
4,991
Rest of world
51
-
51
Total revenue, derived

from the following geographic locations
156,677
65,932
222,609
South Africa
149,114
65,932
215,162
Rest of world
$
7,563
$
-
$
7,447
The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2021:
Merchant Consumer Unallocated Total
Processing fees $
29,585
$
32,042
$
1,693
$
63,320
South Africa
27,960
32,042
-
60,002
Rest of world
1,625
-
1,693
3,318
Technology

products
18,683
331
-
19,014
Telecom products

and services

13,422
-
-
13,422
Lending revenue
-
20,672
-
20,672
Insurance revenue
-
6,605
-
6,605
Account holder fees
-
5,342
-
5,342
Other
1,254
1,157
-
2,411
Total revenue, derived

from the following geographic
locations
62,944
66,149
1,693
130,786
South Africa
61,319
66,149
-
127,468
Rest of world
$
1,625
$
-
$
1,693
$
3,318

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION
Amended and Restated Stock Incentive Plan
On September 7, 2022,

the Company’s

Board further amended and

restated the Company’s

Amended and Restated 2015

Stock
Incentive

Plan (“2015

Plan”), and

on November

16, 2022,

the Company’s

shareholders approved

the Amended

and Restated

2022
Stock Incentive Plan (“2022

Plan”). Amendments included:

(1) increasing the number

of shares available for

issuance by
2,500,000
;
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

of 1986, as

amended.
No evergreen provisions are included in the 2022 Plan. This means that the maximum number of shares issuable under the 2022
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
The total number

of shares of common

stock issuable under the

Plan is
13,552,580
. The maximum

number of shares for

which
stock options, stock appreciation rights

(other than performance-based awards

that are not options) may be granted

during a calendar
year

to any

participant

is
600,000

shares. Shares

covered

by awards

that expire,

terminate or

lapse without

payment

will again

be
available for the grant of awards under the 2022 Plan, as well as shares that are delivered to us by the holder to pay withholding taxes or as payment for

the exercise price of

an award, if permitted

by the Remuneration Committee.

The shares deliverable

in connection
with awards

granted under

the 2022

Plan may

consist, in

whole or

in part,

of authorized

but unissued

shares or

treasury shares.

To
account

for

stock

splits,

stock

dividends,

reorganizations,

recapitalizations,

mergers,

consolidations,

spin-offs

and

other

corporate
events, the 2022 Plan

requires the Remuneration Committee to

equitably adjust the number

and kind of shares

of common stock issued
or reserved pursuant to the plan or outstanding awards, the maximum number of shares issuable pursuant to awards, the exercise price
for awards,

and other

affected terms

of awards

to reflect

such event.

No awards

may be

granted under

the Plan

after September

7,
2032, but awards granted on or before such date may extend to later dates.

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
Valuation

Assumptions
The

fair

value

of

each

option

is

estimated

on

the

date

of

grant

using the

Cox

Ross

Rubinstein

binomial

model

that

uses the
assumptions

noted

in

the

table

below.

The

estimated

expected

volatility

is

generally

calculated

based

on

the

Company’s
750
-day
volatility. The

estimated expected life of the

option was determined based on

the historical behavior of employees

who were granted
options with similar terms.
No

stock options were granted during the year ended June 30, 2023. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2022 and 2021:
2022 2021
Expected volatility

50
%
62
%
Expected dividends

0
%
0
%
Expected life (in years)

3.0
2.8
Risk-free rate

1.61
%
0.19
%

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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

Recipients

are

entitled

to

all

rights

of

a

shareholder

of

the

Company

except

as

otherwise

provided

in

the

restricted

stock
agreements. These

rights include the

right to vote

and receive dividends

and/or other

distributions,

however, any

or all dividends

or
other

distributions

paid

related

to

restricted

stock

during

the period

of

such

restrictions

shall

be

accumulated

(without

interest)

or
reinvested in additional shares of common stock, which in either case shall be subject to the same restrictions as the underlying award or such other restrictions as the Remuneration

Committee may determine.

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

price target represented
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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Amended and Restated Stock Incentive Plan (continued)
Restricted Stock (continued)
Forfeiture of 150,000 shares

of restricted stock with Market Conditions awarded

in August 2017(continued)
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

represented

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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Amended and Restated Stock Incentive Plan (continued)
Restricted Stock (continued)
Performance Conditions - Restricted Stock Granted in February 2020

– all forfeited
The
454,400

shares

of

restricted

stock

awarded

to

executive

officers

in

February

2020

were

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
The performance-based awards

vest based on the achievement

of the following targeted

return on average net equity

during the
measurement period, of:
●
8
% per year:
50
% vest;
●
14
% per year:
100
% vest.
No

shares of

restricted stock

vested at

a return

on average

net equity

of less

than
8
%. Calculation

of the

award based

on the
returns between
8
% and
14
% will be interpolated on a linear

basis. The Company’s Remuneration Committee was permitted to use its discretion to adjust any component of the

calculation of the award on a fact-by-fact basis, for

instance, as the result of an acquisition.
During

the

year

ended

June

30,

2023,

an

executive

officer

forfeited
80,000

shares

of

restricted

stock

that

were

subject

to

the
performance

conditions

because

the

performance

conditions

were

not

achieved.

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
for the years ended June 30, 2023 and 2022 and 2021
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
Market Conditions - Restricted Stock Granted in December 2022
In December 2022, the Remuneration

Committee approved an award of
257,868

shares of restricted stock to executive

officers.
The
257,868

shares

of

restricted

stock

awarded

to

executive

officers

are

subject

to

a

time-based

vesting

condition

and

a

market
condition and vest

in full only

on the date,

if any, that the

following conditions are

satisfied: (1) a

compounded annual
10
% appreciation
in

the

Company’s

stock

price

off

a

base

price

of

$
4.94

over

the

measurement

period

commencing

on

December

1,

2022

through
December 1, 2025, and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of
these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be

forfeited. The Company’s closing
price on December 1, 2022, was $
4.08
.
The appreciation levels (times and price) and vesting percentages as of each period ended are as follows:
● Prior to the first anniversary of the grant date:
0
%;
● Fiscal 2024, stock price as of December 1, 2023 is
1.1

times higher (i.e. $
5.43

or higher) than $
4.94
:
33
%;
● Fiscal 2025, stock price as of December 1, 2024 is
1.21

times higher (i.e. $
5.97

or higher) than $
4.94
:
67
%;
● Fiscal 2026, stock price as of December 1, 2025 is
1.331

times higher (i.e. $
6.57
) than $4.94:
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
50.1
% for

the closing

price (of

$
4.08
), a discounting

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

$
7.50

per share

of restricted

stock upon

vesting through

the issue

of restricted

stock units.

The
conversion of restricted stock units to shares cannot exceed
50
% under the terms of the award and therefore no more than
625,243

(or
1,250,486

divided by

two) would

be issued

upon vesting.

During the

year ended

June 30,

2023,
412,487

shares of

restricted stock
vested,

and
206,239

restricted

stock units

vested,

the maximum

amount possible,

and

were converted

to shares

of common

stock.
Employees elected

for
72,081

shares to

be withheld

from
164,687

restricted stock

units which

vested, and

which were

converted to
shares, in order

to satisfy the withholding

tax liability on

the vesting of

these shares. These
72,081

shares have been

included in our
treasury shares.
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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for

the years ended June 30, 2023, 2022 and 2021:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - July 1, 2020
1,331,651
5.83
7.56
-
2.01
Granted – August 2020
150,000
3.50
3.00
166
1.11
Granted – November 2020
560,000
3.01
10.00
691
1.23
Exercised
(17,335)
3.07
-
35
-
Forfeited
(729,484)
6.65
-
2.24
Outstanding - June 30, 2021
1,294,832
3.93
7.68
1,624
1.45
Granted – February 2022
137,620
4.87
10.00
235
1.71
Exercised
(249,521)
3.05
-
470
-
Forfeited
(256,706)
4.53
-
1.69
Outstanding - June 30, 2022
926,225
4.14
6.60
1,249
1.60
Exercised
(158,659)
3.04
-
200
-
Forfeited
(94,292)
3.99
-
1.81
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
These options have an exercise price range of $
3.01

to $
11.23
.
No

stock options were awarded during the year ended June 30, 2023. The Company awarded
137,620

and
560,000

stock options
to employees during the

years ended June 30, 2022

and 2021, respectively.

On August 5, 2020, the Company

granted one of its non-
employee directors, Mr. Ali Mazanderani, in his capacity

as a consultant to

the Company,
150,000

stock options with an

exercise price
of $
3.50
. These stock options were subject to the non-employee director’s continuous service through the applicable vesting date, and half of

the options

vested on

each of

the first

and second

anniversaries of

the grant

date. The

stock options

expired unexercised

on
August 5, 2023.
During

the

years

ended

June

30,

2023,

2022

and

2021,
327,965
,
376,348

and
331,833

stock

options

became

exercisable,
respectively. During the year ended June 30, 2023, an employee delivered
23,934

shares of the Company’s common stock to exercise
37,500

stock options with an aggregate

strike price of $
0.1

million. These
23,934

shares of common stock

have been included in

the
Company’s treasury stock.

The employee also elected to deliver
6,105

shares of the Company’s common stock to settle income

taxes
arising upon exercise of the stock options, and

these shares have also been included in

the Company’s treasury stock. During the years
ended

June 30,

2023, 2022

and 2021,

the Company

received approximately

$
0.5

million, $
0.8

million and

$
0.05

million from

the
exercise of
158,659
,
249,521

and
17,335

stock options, respectively.

During

the

years

ended

June

30,

2023,

2022

and

2021,

employees

forfeited
94,292
,
256,706
,

and
729,484

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
250,034

stock options with strike

prices ranging from $
6.20

to $
11.23
per share following his separation from the Company during the year ended June 30, 2021.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity

(continued)
Options (continued)
The following table presents stock options vested and expected to vest as of

June 30, 2023:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - June 30, 2023
673,274
4.37
5.14
239
These options have an exercise price range of $
3.01

to $
11.23
.
The following table presents stock options that are exercisable as of June

30, 2023:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - June 30, 2023
502,813
4.57
4.25

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity

(continued)
Restricted stock
The following table summarizes restricted stock activity for the years ended June 30, 2023, 2022 and 2021:
Number of shares of
restricted stock
Weighted average grant
date fair value
($’000)
Non-vested – July 1, 2020
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
Forfeitures - employee terminations
(75,542)
382
Forfeitures – September 2018 awards with market conditions

(30,000)
160
Non-vested – June 30, 2022
2,385,267
11,879
Total granted
1,085,981
4,411
Granted – July 2022
32,582
172
Granted – August 2022
179,498
995
Granted - November 2022
150,000
605
Granted - December 2022
430,399
1,862
Granted - January 2023
11,806
57
Granted - June 2023
23,828
124
Granted - December 2022 - performance awards
257,868
596
Total vested
(742,464)
3,171
Vested

– July 2022
(78,801)
410
Vested

– November 2022
(59,833)
250
Vested

– December 2022
(7,060)
29
Vested

– February 2023
(19,179)
83
Vested

– March 2023
(69,286)
326
Vested

– April 2023
(418,502)
1,721
Vested

– May 2023
(61,861)
217
Vested

– June 2023
(27,942)
135
Granted - December 2022
300,000
1,365
Vested

- December 2022
(300,000)
1,365
Total forfeitures
(114,365)
554
Forfeitures - employee terminations
(34,365)
138
Forfeitures – February 2020 award with market condition
(80,000)
416
Non-vested – June 30, 2023
2,614,419
11,869

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity (continued)
Restricted stock
Awards granted
In July 2022,

December 2022, January

2023 and June

2023, the Company

awarded
32,582
,
430,399
,
11,806

and
23,828

shares
of restricted stock, respectively, to employees

and an executive officer which have time-based vesting conditions. In December

2022,
the Company awarded
257,868

shares of restricted

stock to executive officers

which contained time

and performance-based (market
conditions related to

share price performance) vesting

conditions. The Company

also agreed to match,

on a
one
-for-one basis, (1)

an
employee’s purchase of up to $
1.0

million worth of the Company’s shares of common stock in open market purchases, and in August
2022, the Company granted
179,498

shares of restricted stock to the employee, and (2) another employee’s purchase of up to
150,000
shares

of

the

Company’s

common

stock,

and

in

November

2022,

the

Company

granted
150,000

shares

of

restricted

stock

to

the
employee.

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
44,986
,
50,300
,
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

$
7.50

per share

of restricted

stock upon

vesting
through the issue of restricted stock units. The conversion of restricted stock units to shares cannot exceed
50
% under the terms of the
award.
Upon joining the Company, each of Messrs. Meyer and Lincoln C. Mali, were entitled to receive an award of shares of restricted stock which were subject to them purchasing an agreed value of shares (“matching awards”) in the market during a prescribed period of time. However, these

executives were unable to

purchase shares in

the market during

that period due

to a Company-imposed

insider-
trading

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
30
-day volume-weighted

average price (“VWAP”)

in
their respective first

months of employment, award

the executives a

top-up (“top up awards”)

which amounts to

the after-tax difference
between (a) number of shares purchased at

the
30
-day VWAP in their respective first months of employment and (b) number of shares
purchased at the actual share price paid. The top-up will be settled as follows: (a)
55
% in shares of the Company’s common stock and
(b)
45
%, at the election of

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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Awards granted

(continued)
Effective January 1,

2022, the Company agreed

to grant an advisor

shares in lieu of

cash for services provided

to the Company
during a contract term that will

expire on December 31, 2022.

The contract could have been terminated

early if certain agreed events
occur,

and the contract was mutually terminated in

November 2022 as no further services

were required. The advisor agreed to

receive
6,481

shares of

the Company’s

common stock

per month

as payment

for services

rendered and

is not

entitled to

receive additional
shares if the contract is

terminated early due to the

occurrence of the agreed events.

The
6,481

shares granted per month

was calculated
using an

agreed monthly

fee of

$
35,000

divided by

the Company’s

closing market

price on

January 3,

2022, on

the Nasdaq

Global
Select

Market.

The

Company

and

the

advisor

have

agreed

that

the

Company

will

issue

the

shares

to

the

advisor,

in arrears,

on

a
quarterly basis and that the shares

may not be transferred until the

earlier of December 31, 2022, or

the occurrence of the agreed event.
During each

of the years

ended June 30,

2023

and 2022, respectively,

the Company recorded

a stock-based compensation

charge of
$
0.2

million and included the issuance of
32,405

and
38,886

shares of common stock in its issued and outstanding share count.
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
Awards vested
During the years ended June

30, 2023, 2022 and 2021,

respectively,
742,464
,
133,508

and
244,500

shares of restricted stock

with
time-based vesting conditions vested.

The fair value of restricted stock

which vested during the years ended June

30, 2023, 2022 and
2021, was $
3.2

million, $
0.4

million and $
1.0

million, respectively.
In July

2022,
78,801

shares of restricted

stock granted

to Mr.

Meyer vested

and he elected

for
35,460

shares to

be withheld

to
satisfy the withholding tax liability on the vesting of

these shares. In May 2023,
55,599

shares of restricted stock granted to Mr.

Mali
vested and he elected for
25,020

shares to be withheld to

satisfy the withholding tax liability

on the vesting of these

shares. In addition,
in November and December 2022 and February, April, May and June 2023, an aggregate of
434,279

shares of restricted stock granted
to employees vested and

they elected for
190,394

shares to be withheld to satisfy

the withholding tax liability on

the vesting of these
shares. These
250,974

(
35,460

plus
20,020

plus
190,394
) shares have been included in our treasury shares.
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
Awards forfeited
During the year ended June 30, 2023,
80,000

shares of restricted stock were forfeited by an executive officer as the performance condition (related to net asset

value targets) was not achieved.

During the year ended

June 30, 2023, employees

forfeited
34,365

shares
of restricted stock following their termination of employment with the Company.
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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock-based compensation charge and unrecognized compensation cost
The Company has

recorded a net stock

compensation charge

of $
7.3

million, $
3.0

million and $
0.3

million for the

years ended
June 30, 2023, 2022 and 2021, respectively,

which comprised:
Total

charge
Allocated to IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Year

ended June 30, 2023
Stock-based compensation charge

$
7,673
$
-
$
7,673
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(364)
-
(364)
Total - year ended June

30, 2023
$
7,309
$
-
$
7,309
Year

ended June 30, 2022
Stock-based compensation charge

$
3,082
$
-
$
3,082
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(120)
-
(120)
Total - year ended June

30, 2022
$
2,962
$
-
$
2,962
Year

ended June 30, 2021
Stock-based compensation charge

$
1,430
$
-
$
1,430
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(1,086)
-
(1,086)
Total - year ended June

30, 2021
$
344
$
-
$
344
The

stock-based

compensation

charges

and

reversal

have

been

allocated

to

selling,

general

and

administration

based

on

the
allocation of the cash compensation paid to the relevant employees.
As of June

30, 2023, the

total unrecognized

compensation cost related

to stock options

was approximately

$
0.1

million, which
the

Company

expects

to

recognize

over

approximately
two years
.

As of

June

30,

2023,

the

total

unrecognized

compensation

cost
related to restricted stock awards was approximately $
6.9

million, which the Company expects to recognize over approximately three
years
.
Tax consequences
The Company

recorded a

deferred tax

asset of

approximately $
0.6

million and

$
0.3

million, respectively,

for the

years ended
June 30, 2023 and June 30, 2022. As of June 30, 2023 and 2022,

the Company recorded a valuation allowance of approximately $
0.6
million and $
0.3

million respectively,

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

INCOME TAX
Income tax provision
The table below presents

the components of (loss)

income before income taxes

for the years

ended June 30, 2023,

2022 and 2021:
2023 2022 2021
South Africa $
(21,308)
$
(31,266)
$
(30,825)
United States
(10,755)
(8,509)
(6,686)
Liechtenstein
-
(509)
(810)
Other
(203)
384
32,702
Loss before income taxes $
(32,266)
$
(39,900)
$
(5,619)

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Income tax provision (continued)
Presented below is the provision

for income taxes by location of

the taxing jurisdiction
for the years ended June 30, 2023,

2022
and 2021:
2023 2022 2021
Current income tax expense (benefit) $
6,317
$
2,309
$
859
South Africa
6,317
2,309
866
United States
-
-
(75)
Other
-
-
68
Deferred taxation (benefit) charge

(7,442)
(2,044)
6,691
South Africa
(7,490)
(2,154)
(2,039)
United States
-
-
9,136
Other
48
110
(406)
Foreign tax credits generated – United States
115
62
10
Income tax (benefit) provision $
(2,309)
$
327
$
7,560
The South African

corporate income tax

rate reduced from
28
% to
27
%, effective from

July 1, 2022,

for all of

the Company’s
South African

subsidiaries with

income tax

years commencing

on July

1, 2022.

The change

in the

income tax

rate was

enacted on
January 5, 2023,

and accordingly all deferred

taxes assets and

liabilities have been

remeasured to the

new tax rate.

This has resulted
in

the

inclusion

of

an

income

tax

benefit

of

$
1.3

million

in

the

Company’s

income

tax

(benefit)

expense

line

in

its

consolidated
statements of operations for each of the year ended June 30, 2023,

as a result of the reversal of a portion of the deferred tax assets and liabilities recognized as

of December 31, 2022.

There were
no

changes to the enacted

tax rates in the years

ended June 30, 2022

and
2021.
The

Company’s

current income

tax

expense for

the year

ended June

30,

2023,

was higher

than

the previous

year

due

to

the
acquisition of Connect, which is profitable and generates taxable income.
The Company’s

deferred taxation

(benefit) charge

for the year

ended June

30, 2023,

was higher

than the previous

year due

to
the inclusion of

the deferred tax

benefit recorded related

to the amortization

of intangible assets recognized

due to the

acquisition of
Connect. The

amount for

the year

ended June

30, 2023,

also includes

a deferred

tax benefit

related to

an expense

paid by

Connect
before the

Company acquired

the business

and which

subsequently

determined to

be deductible

for tax

purposes of

approximately
$
2.0

million. During the years ended June

30, 2023, 2022 and 2021, the Company

incurred net operating losses through certain

of its
South African wholly-owned subsidiaries and recorded a deferred taxation benefit related to these losses. However,

the Company has
created a valuation allowance for certain of these net operating losses which reduced the deferred taxation benefit recorded.
A reconciliation

of income

taxes, calculated

at the

fully-distributed South

African income

tax rate

to the

Company’s

effective
tax rate, for the years ended June 30, 2023, 2022 and 2021, is as follows:
2023 2022 2021
Income taxes at fully-distributed South African tax rates
27.00
%
28.00
%
28.00
%
Movement in valuation allowance
(17.66)
%
(22.05)
%
(250.16)
%
Prior year adjustments
7.60
%
0.01
%
1.77
%
Foreign tax rate differential
(0.02)
%
0.02
%
51.21
%
Change in tax laws – South Africa
4.03
%
-

-

-

-

Non-deductible items
(13.28)
%
(6.59)
%
(58.40)
%
Capital gains differential
(0.51)
%
0.11
%
93.03
%
Release from FCTR
-

-

(0.33)
%
-

-

Income tax provision
7.16
%
(0.83)
%
(134.55)
%
Percentages included in

the 2022

and 2021 columns

in the

reconciliation of income

taxes presented above

are specifically impacted
by the loss incurred

by the Company

during the year

ended June 30, 202

2

and 2021. For

instance, for the year

ended June 30, 2022,
the income tax provision of $
0.3

million represents (
0.83
%) multiplied by the net loss before tax of $(
39,900
).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Income tax provision (continued)
Movement in the

valuation allowance for

the year

ended June

30, 2023, includes

allowances created related

to certain net

operating
losses

incurred

during

the

year.

Non-deductible

items

for

the

year

ended

June

30,

2023,

includes

the

goodwill

impairment

loss
recognized and interest expense incurred which the Company cannot deduct for income tax purposes.
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
loans to equity

-accounted investments created

.

The foreign tax

rate differential

relates primarily to

the difference between

the fully-
distributed

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
June 30, June 30,
2023 2022
Total

deferred tax assets
Capital losses related to investments $
36,267
$
42,587
Net operating loss carryforwards
39,486
40,384
Foreign tax credits
32,599
32,671
Provisions and accruals
3,165
3,163
FTS patent
40
95
Other
4,217
2,063
Total

deferred tax assets before valuation allowance
115,774
120,963
Valuation

allowances
(109,120)
(117,101)
Total

deferred tax assets, net of valuation allowance
6,654
3,862
Total

deferred tax liabilities:
Intangible assets
32,731
43,876
Investments
10,354
10,354
Other
94
67
Total

deferred tax liabilities
43,179
54,297
Reported as
Long-term deferred tax assets
10,315
3,776
Long-term deferred tax liabilities
46,840
54,211
Net deferred income tax liabilities $
36,525
$
50,435
Increase in total net deferred income tax liabilities
Capital losses related to investments
Capital losses as of June 30,

2023 and 2022, comprises the

capital loss arising from the difference

between the amount paid for
Cell C in August 2017 and the its fair value as of the respective year end, of $
0.0

million, and difference between the amount paid for
CPS in 2004

and the its

fair value

as of the

respective year

end, of

$
0.0

million. The

change in capital

losses related

to investments
relates primarily to the impact of currency changes between the South African

Rand against the United States dollar.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Deferred tax assets and liabilities (continued)
Increase in total net deferred income tax liabilities (continued)
Net operating loss carryforwards
Net operating loss carryforwards have increased due

to losses incurred by certain of the Company’s

subsidiaries and the impact
of currency

changes between

the South

African

Rand against

the United

States dollar,

which

was partially

offset

by net

operating
losses carryforwards forfeited following the substantial liquidation of certain of the Company’s subsidiaries.
Intangibles assets
Intangible assets include intangible assets recognized related to the acquisition of Connect during the year ended June 30,
2022 (refer to Note 3).
Investments
Investment

includes

our

investment

in

MobiKwik

(refer

to

Note

9),

and

there

were

no

adjustments

to

the

carrying

value

of
investment in MobiKwik during the year ended June 30, 2023.
Decrease in valuation allowance
At June

30, 20223,

the Company

had deferred

tax assets

of $
6.7

million (2022:

$
3.9

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
At June

30, 2023,

the Company

had a

valuation allowance

of $
109.1

million (2022:

$
117.1

million) to

reduce its

deferred tax
assets to estimated

realizable value. The movement

in the valuation

allowance for the years

ended June 30, 2023

and 2022, is

presented
below:
Total
Capital losses
related to
investments
Net operating
loss carry-
forwards
Foreign tax
credits Other
July 1, 2021 $
118,777
$
47,518
$
36,270
$
32,737
$
2,252
Charged to statement of operations
8,119
195
7,647
-
277
Reversed to statement of operations
(301)
-
(167)
(66)
(68)
Utilized
(1)
-
(1)
-
-
Foreign currency adjustment
(9,493)
(5,126)
(4,097)
-
(270)
June 30, 2022
117,101
42,587
39,652
32,671
2,191
Charged to statement of operations
5,916
5
5,492
-
419
Reversed to statement of operations
(1,701)
-
(579)
(510)
(612)
Change in tax rate - South Africa
(2,351)
(1,190)
(1,161)
-
-
Foreign currency adjustment
(9,845)
(5,135)
(5,023)
438
(125)
June 30, 2023 $
109,120
$
36,267
$
38,381
$
32,599
$
1,873
Net operating loss carryforwards and foreign tax credits
South Africa
Net operating loss generated are carried forward indefinitely,

however, South Africa has recently enacted

legislation similar to
the United States which limits the loss carryforward that may be used against future taxable income to 80% of taxable income before
the net operating loss deduction.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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
As of June 30, 2023, Lesaka had net operating loss carryforwards that will expire,

if unused, as follows:
Year

of expiration

U.S. net
operating loss
carry
forwards
2024
$
775
Lesaka had
no

net unused foreign

tax credits

that are more

likely than

not to

be realized as

of June

30, 2023 and

2022, respectively.
Uncertain tax positions
As of June 30, 2023 and 2022, the Company had
no

unrecognized tax benefits which would impact the Company’s effective tax
rate. The

Company files

income tax

returns mainly

in South

Africa,

Botswana, Namibia

and in

the U.S.

federal jurisdiction.

As of
June

30,

2023,

the

Company’s

South

African

subsidiaries

are

no

longer

subject

to

income

tax

examination

by

the

South

African
Revenue Service for periods before June 30,

2019. The Company is subject to income tax in other

jurisdictions outside South Africa,
none of which are individually material

to its financial position, statement of

cash flows, or results of operations.

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

June 30, 2023,

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

2023, 2022 and 2021,
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
112,783

and
191,448

shares of

common

stock from

the
calculation

of

diluted

loss

per

share

during

the

year

ended

June

30,

2023

and

2022,

respectively,

because

the

effect

would

be
antidilutive.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.

(LOSS) EARNINGS PER SHARE (continued)
The following

table presents net

loss attributable

to Lesaka

and the share

data used in

the basic and

diluted (loss)

earnings per
share computations using the two-class method for the years ended

June 30, 2023, 2022 and 2021:
2023 2022 2021
(in thousands except percent and per share data)
Numerator:
Net loss attributable to Lesaka
$
(35,074)
$
(43,876)
$
(38,057)
Undistributed loss
(35,074)
(43,876)
(38,057)
Percent allocated to common shareholders
(Calculation 1)
95%
98%
99%
Numerator for loss per share: basic and diluted
$
(33,407)
$
(43,006)
$
(37,825)
Denominator
Denominator for basic loss per share:
weighted-average common shares outstanding
60,134
57,207
56,332
Effect of dilutive securities:
Stock options
-
-
259
Denominator for diluted loss per share: adjusted weighted average common shares outstanding and assumed conversion
60,134
57,207
56,591
Loss per share:
Basic

$
(0.56)
$
(0.75)
$
(0.67)
Diluted

$
(0.56)
$
(0.75)
$
(0.67)
(Calculation 1)
Basic weighted-average common shares outstanding (A)

60,134
57,207
56,332
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)

63,134
58,364
56,678
Percent allocated to common shareholders

(A) / (B)

95%
98%
99%
Options

to

purchase
276,616
,
186,999

and
282,832

shares of

the

Company’s

common

stock

at

prices

ranging

from

$
4.87

to
$
11.23

(2023), $
6.20

to $
11.23

(2022) and

$
6.20

to $
11.23

(2021) per share

were outstanding

during the year

ended June 30,

2023,
2022 and 2021,

respectively, but were not included

in the computation

of diluted (loss)

earnings per share

because the options’

exercise
prices were greater

than the average

market price of

the Company’s common shares.

The options, which

expire at various

dates through
February 3, 2032, were still outstanding as of June 30, 2023.
20.

SUPPLEMENTAL CASH

FLOW INFORMATION
Change in presentation of movement in finance loans receivable on consolidated statement of cashflows
The movement in

accounts receivable and

finance loans receivable

were previously combined,

however, it was

determined during
the year ended June

30, 2023, to present the

movement in finance loans

receivable as a separate

caption. Previous periods have

been
restated.
The following table presents supplemental cash flow disclosures for the years ended June 30, 2023, 2022 and 2021:
2023 2022 2021
Cash received from interest

$
1,841
$
2,065
$
2,222
Cash paid for interest

$
13,278
$
5,817
$
3,056
Cash paid for income taxes

$
7,200
$
1,138
$
16,608
As discussed in Note

17, during the year

ended June 30, 2023,

an employee exercised stock

options through the delivery

of
23,934
shares of

the Company’s

common stock

at the

closing price

on March

7, 2023

of $
4.76

under the

terms of

their option

agreements.
These shares are included in

the Company’s total share count and the

amount is reflected as

treasury shares on the consolidated balance
sheet as of June 30, 2023 and consolidated statement of changes in equity for the year ended June 30, 2023.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.

SUPPLEMENTAL CASH

FLOW INFORMATION

(continued)
Disaggregation of cash, cash equivalents and restricted cash
Cash, cash equivalents

and restricted cash

included on

the Company’s

consolidated statement

of cash flows

includes restricted
cash related to

cash withdrawn from

the Company’s

debt facilities to fund

ATMs.

This cash may

only be used

to fund ATMs

and is
considered restricted

as to

use and

therefore is

classified as

restricted cash.

Cash, cash

equivalents and

restricted cash

also includes
cash in certain bank

accounts that have been

ceded to Nedbank. As

this cash has been pledged

and ceded it may

not be drawn

and is
considered restricted as

to use

and therefore is

classified as

restricted cash as

well. Refer to

Note 12 for

additional information regarding
the Company’s

facilities. The following

table presents the disaggregation

of cash, cash equivalents

and restricted cash as

of June 30,
2023, 2022 and 2021:
2023

2022

2021

Cash and cash equivalents $
35,499
$
43,940
$
198,572
Restricted cash
23,133
60,860
25,193
Cash, cash equivalents and restricted cash $
58,632
$
104,800
$
223,765
Leases
The following

table presents

supplemental

cash flow

disclosure related

to leases

for the

years ended

June 30,

2023, 2022

and
2021:
2023

2022

2021

Cash paid related to lease liabilities
Operating cash flows from operating leases $
2,866
$
3,971
$
4,050
Right-of-use assets obtained in exchange for lease obligations
Operating leases $
983
$
6,054
$
3,000
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
two

reportable

segments:

Merchant

and

Consumer.

The

Company

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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.

OPERATING SEGMENTS

(continued)
Reallocation of certain activities in Other to Merchant
During

the second

quarter

of fiscal

2023,

certain

processing

activities

performed

outside

South

Africa

which

were within

the
Company’s

Other

operating

segment

commenced

reporting

to

management

within

its

Merchant

operating

segment

as

part

of

the
integration

of Connect.

The Company

has allocated

these operations

from the

Other reporting

segment to

Merchant in its

reportable
segments during the second quarter of

fiscal 2023. The Company no

longer reports an Other

reporting segment and previously reported
information has been restated.
The reconciliation

of the

reportable segment’s

revenue to

revenue from

external customers

for the

years ended

June 30,

2023,
2022 and 2021, respectively,

is as follows:
Revenue
Reportable
Segment Inter-segment Unallocated
From external
customers
Merchant
$
463,701
$
-
$ - $
463,701
Consumer
62,801
-
-
62,801
Unallocated
-
-
1,469
1,469
Total for the year

ended June 30, 2023
$
526,502
$
-
$
1,469
$
527,971
Merchant
$
156,689
$
12
$ - $
156,677
Consumer
65,932
-
-
65,932
Total for the year

ended June 30, 2022
$
222,621
$
12
$ - $
222,609
Merchant
$
62,944
$
-
$ - $
62,944
Consumer
66,149
-
-
66,149
Unallocated
-
-
1,693
1,693
Total for the year

ended June 30, 2021
$
129,093
$
-
$
1,693
$
130,786
The

Company

evaluates

segment

performance

based

on

segment

earnings

before

interest,

tax,

depreciation

and

amortization
(“EBITDA”), adjusted for items mentioned

in the next sentence

(“Segment Adjusted EBITDA”). The Company

does not allocate once-
off items, stock-based compensation

charges, certain lease

charges (“Lease adjustments”), depreciation

and amortization, impairment
of goodwill or other intangible

assets, other items (including gains

or losses on disposal

of investments, fair value adjustments

to equity
securities,

fair

value

adjustments

to

currency

options),

interest

income,

interest

expense,

income

tax

expense

or

loss

from

equity-
accounted

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

Unrealized

loss

FV

for

currency

adjustments

represents

foreign

currency

mark-to-market
adjustments

on

certain

intercompany

accounts.

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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.

OPERATING SEGMENTS

(continued)
The reconciliation of the reportable segments’ measures of profit or loss to loss before income taxes for the years ended June

30,
2023, 2022 and 2021, respectively,

is as follows:
2023 2022 2021
Reportable segments measure of profit or loss

$
36,845
$
(9,028)
$
(20,551)
Operating loss: Unallocated
-
-
(10,899)
Operating loss: Group costs
(9,109)
(8,587)
(6,965)
Once-off costs
(1,922)
(8,088)
(6,618)
Unrealized Loss FV for currency adjustments (222) - -
Lease adjustments
(2,906)
(3,955)
(4,148)
Stock-based compensation charge adjustments
(7,309)
(2,962)
(344)
Depreciation and amortization
(23,685)
(7,575)
(4,347)
Impairment loss
(7,039)
-
-
Gain related to fair value adjustment to currency options
-
3,691
-
Gain on disposal of equity securities
-
720
-
Loss on disposal of equity-accounted investment (Note 9)
(205)
(376)
(13)
Change in fair value of equity securities (Note 3)
-
-
49,304
Loss on disposal of equity-accounted investment - Bank Frick (Note

9)
-
-
(472)
Interest income

1,853
2,089
2,416
Interest expense

(18,567)
(5,829)
(2,982)
Loss before income taxes

$
(32,266)
$
(39,900)
$
(5,619)
The following tables summarize segment information for the years ended

June 30, 2023, 2022 and 2021:

2023 2022 2021
Reportable segment revenue
Merchant $
463,701
$
156,689
$
62,944
Consumer
62,801
65,932
66,149
Total reportable segment

revenue
526,502
222,621
129,093
Segment Adjusted EBITDA
Merchant
33,531
12,646
5,411
Consumer (1)
3,314
(21,674)
(25,962)
Total Segment Adjusted

EBITDA
36,845
(9,028)
(20,551)
Depreciation and amortization
Merchant
7,422
2,186
866
Consumer
1,114
1,660
3,071
Subtotal: Operating segments

8,536
3,846
3,937
Group costs
15,149
3,729
359
Unallocated
-
-
51
Total

23,685
7,575
4,347
Expenditures for long-lived assets
Merchant
12,986
2,846
852
Consumer
3,170
1,712
3,433
Subtotal: Operating segments

16,156
4,558
4,285
Group costs
-
-
-
Total

$
16,156
$
4,558
$
4,285
(1) Consumer Segment Adjusted EBITDA for the year ended June 30, 2022, includes reorganization costs of $
5.9

million (refer also Note 1).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2023 and 2022 and 2021
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
Long-lived assets based on their geographic location as of June 30, 2023,

2022 and 2021, are presented in the table below:
Long-lived assets
2023 2022 2021
South Africa
$
300,104
$
359,725
$
50,754
India - investment in MobiKwik (Note 9)
76,297
76,297
76,297
Rest of world
2,197
2,811
6,962
Total $
378,598
$
438,833
$
134,013
22.

COMMITMENTS AND CONTINGENCIES
Capital commitments
As

of

June

30,

2023

and

2022,

the

Company

had

outstanding

capital

commitments

of

approximately

$
0.1

million

and

$
0.3
million, respectively.

Purchase obligations
As of June 30, 2023 and 2022, the Company had purchase obligations totaling $
3.0

million and $
11.0

million, respectively. The
purchase

obligations

as

of

June

30,

2023,

primarily

relate

to

POS

devices,

components

for

safe

assets

and

inventory

that

will

be
delivered to the Company and sold to customers in fiscal 2024.
Guarantees
The South African

Revenue Service and

certain of the

Company’s customers,

suppliers and other

business partners have

asked
the Company

to provide

them with

guarantees, including

standby letters

of credit,

issued by

South African

banks. The

Company is
required to procure these guarantees for these third parties to operate its business.
Nedbank has

issued guarantees

to these

third parties

amounting to

ZAR
2.1

million ($
0.1

million, translated

at exchange

rates
applicable

as

of

June

30,

2023)

thereby

utilizing

part

of

the

Company’s

short-term

facilities.

The

Company

pays

commission

of
between
0.47
% per annum to
1.84
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
RMB has

issued

guarantees

to

these

third

parties

amounting

to

ZAR
33.1

million

($
1.8

million,

translated

at

exchange

rates
applicable as of June 30, 2023) thereby utilizing part of the Company’s short-term facilities.
The Company has not recognized any obligation related to

these guarantees in its consolidated balance sheet as of

June 30, 2023.
The maximum potential

amount that the Company

could pay under

these guarantees is ZAR
35.2

million ($
1.9

million, translated at
exchange rates applicable

as of June 30, 2023).

As discussed in Note

12, the Company

has ceded and pledged

certain bank accounts
to Nedbank

as security

for these

guarantees

with an

aggregate value

of ZAR
3.0

million ($
0.2

million translated

at exchange

rates
applicable as

of June

30, 2023).

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
for the years ended June 30, 2023 and 2022 and 2021
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.

RELATED PARTY

TRANSACTIONS
VCP Agreement
On March

22, 2022, Lesaka

and Lesaka SA

entered into

a Securities Purchase

Agreement (the

“VCP Agreement”)

with Value
Capital Partners Proprietary Limited (“VCP”) , a

significant shareholder,

whereby VCP will procure that one or more funds under

its
management (the “Purchasing Funds”)

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
in an amount equal to ZAR
5.25

million.

On March 16, 2023, VCP,

Lesaka and Lesaka SA, entered into an agreement (the “VCP Amendment Agreement”) to amend the maturity date under

the agreement with

VCP to December

31, 2025, in

order to align

such date with the

maturity date of

Facility H.
In connection with the VCP Amendment Agreement, Lesaka

SA agreed to pay VCP

an additional commitment fee in an

amount equal
to ZAR
8.9

million, which is

calculated as
1
% per annum

of the support

provided over the period

of the extension,

as a result of

the
amendment to the maturity date.
Additionally,

Lesaka, Lesaka SA

and VCP entered

into a Step-In

Rights Letter on

March 22, 2022

with RMB, which

provides
RMB with step

in rights to

perform the obligations

or enforce the

rights of Lesaka

and Lesaka SA

under the VCP

Agreement to the
extent that Lesaka and Lesaka SA fail to do so and do not remedy such failure within two business days of notice of such failure.
Disgorgement proceeds from VCP in fiscal 2021
In late September 2020, VCP notified

the Company that it would make payment

to the Company related to the disgorgement

of
short-swing profits from the purchase of common stock by VCP pursuant to Section 16(b) of the Securities Exchange Act of 1934, as
amended

and

the

Company’s

insider

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
*****************************