Form 10-Q
period 2023-09-30
LESAKA TECHNOLOGIES INC
filed 2023-11-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
OR
☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
For the transition period from To
Commission file number:
000-31203
LESAKA TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Florida
98-0171860
(State or other jurisdiction (IRS Employer
of incorporation or organization) Identification No.)
President Place, 4
th
Floor
,
Cnr. Jan Smuts Avenue and Bolton Road
,
Rosebank, Johannesburg
,
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

1, 2023 (the

latest practicable date),
62,384,522

shares of the

registrant’s

common stock, par
value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table

of Contents
Page No.
PART

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and June
30, 2023
2
Unaudited Condensed Consolidated Statements of Operations for the three months ended
September 30, 2023 and 2022
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three months ended September 30, 2023 and 2022
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2023 and 2022
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022
7
Notes to Unaudited Condensed Consolidated Financial Statements 8
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
37
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
49
Item 4.
Controls and Procedures
50
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
51
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
51
Item 6.
Exhibits
52
Signatures
53

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
September 30, June 30,
2023 2023 (A)
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
35,141
$
35,499
Restricted cash related to ATM funding

and credit facilities (Note 8)
19,865
23,133
Accounts receivable, net and other receivables (Note 2)
27,939
25,665
Finance loans receivable, net (Note 2)
35,735
36,744
Inventory (Note 3)
27,754
27,337
Total current assets before settlement assets
146,434
148,378
Settlement assets
26,352
15,258
Total current assets
172,786
163,636
PROPERTY,

PLANT AND EQUIPMENT, net of accumulated depreciation of - September: $
35,331

June:
$
36,563
27,663
27,447
OPERATING LEASE RIGHT-OF-USE (Note 16)
5,655
4,731
EQUITY-ACCOUNTED INVESTMENTS

(Note 5)
2,253
3,171
GOODWILL (Note 6)
133,139
133,743
INTANGIBLE ASSETS, NET (Note 6)
117,595
121,597
DEFERRED INCOME TAXES
9,859
10,315
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)
77,822
77,594
TOTAL ASSETS
546,772
542,234
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)
19,754
23,021
Short-term credit facilities (Note 8)
8,983
9,025
Accounts payable
13,595
12,380
Other payables (Note 9)
35,105
36,297
Operating lease liability - current (Note 16)
1,722
1,747
Current portion of long-term borrowings (Note 8)
3,630
3,663
Income taxes payable
1,292
1,005
Total current liabilities before settlement obligations
84,081
87,138
Settlement obligations
25,362
14,774
Total current liabilities
109,443
101,912
DEFERRED INCOME TAXES
45,713
46,840
OPERATING LEASE LIABILITY - LONG TERM (Note 16)
4,081
3,138
LONG-TERM BORROWINGS (Note 8)
130,587
129,455
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)
2,253
1,982
TOTAL LIABILITIES
292,077
283,327
REDEEMABLE COMMON STOCK
79,429
79,429
EQUITY
COMMON STOCK (Note 10)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - September:
63,638,912

June:
63,640,246
83
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

September:
-

June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
337,490
335,696
TREASURY SHARES, AT

COST: September:
25,244,286

June:
25,244,286
(288,238)
(288,238)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 11)
(196,081)
(195,726)
RETAINED EARNINGS
322,012
327,663
TOTAL LESAKA EQUITY
175,266
179,478
NON-CONTROLLING INTEREST
-
-
TOTAL EQUITY
175,266
179,478
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
546,772
$
542,234
(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended
September 30,
2023 2022
(In thousands, except per
share data)
REVENUE (Note 15) $
136,089
$
124,786
EXPENSE
Cost of goods sold, IT processing, servicing and support
107,490
100,528
Selling, general and administration
22,515
22,931
Depreciation and amortization
5,856
5,998
OPERATING INCOME (LOSS)
228
(4,671)
REVERSAL OF (ALLOWANCE) OF EMI

DOUBTFUL DEBT (Note 2 and 5)
250
-
NET GAIN ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENTS (Note 5)
-
248
INTEREST INCOME
449
411
INTEREST EXPENSE
4,909
4,036
LOSS BEFORE INCOME TAX EXPENSE
(3,982)
(8,048)
INCOME TAX EXPENSE (Note 18)
264
31
NET LOSS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS
(4,246)
(8,079)
LOSS FROM EQUITY-ACCOUNTED INVESTMENTS

(Note 5)
1,405
2,617
NET LOSS $
(5,651)
$
(10,696)
Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Lesaka shareholders $
(0.09)
$
(0.17)
Diluted loss attributable to Lesaka shareholders $
(0.09)
$
(0.17)
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended
September 30,
2023 2022
(In thousands)
Net loss $
(5,651)
$
(10,696)
Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve
(844)
(22,093)
Movement in foreign currency translation reserve related to equity-accounted investments
489
2,441
Release of foreign currency translation reserve related to disposal of Finbond equity
securities
-
2
Total other comprehensive

loss, net of taxes
(355)
(19,650)
Comprehensive loss
(6,006)
(30,346)
Add comprehensive loss attributable to non-controlling interest
-
-
Comprehensive loss attributable to Lesaka $
(6,006)
$
(30,346)
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
Shares repurchased (Note 12)
(35,460)
(185)
(35,460)
-
(185)
(185)
Restricted stock granted (Note 12)
231,523
231,523
-
-
Exercise of stock options
2,000
-
2,000
6
6
6
Stock-based compensation charge
(Note 12) -
1,462
1,462
1,462
Stock-based compensation charge
related to equity-accounted investment
(Note 5) -
6
6
6
Net loss -
(10,696)
(10,696)
-
(10,696)
Other comprehensive loss (Note 11)
(19,650)
(19,650)
-
(19,650)
Balance – September 30, 2022
87,449,136
$
83
(24,926,752)
$
(287,136)
62,522,384
$
329,365
$
352,041
$
(188,490)
$
205,863
$
-
$
205,863
$
79,429

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended September 30, 2023 (dollar amounts

in thousands)
Balance – July 1, 2023
88,884,532
$
83
(25,244,286)
$
(288,238)
63,640,246
$
335,696
$
327,663
$
(195,726)
$
179,478
$
-
$
179,478
$
79,429
Exercise of stock option (Note 12)
6,793
-
6,793
21
21
21
Stock-based compensation charge
(Note 12) - -
1,768
1,768
1,768
Reversal of stock-based compensation
charge (Note 12)
(8,127)
(8,127)
(9)
(9)
(9)
Stock-based compensation charge
related to equity-accounted investment
(Note 5)
14
14
14
Net loss
(5,651)
(5,651)
-
(5,651)
Other comprehensive loss (Note 11)
(355)
(355)
-
(355)
Balance – September 30, 2023
88,883,198
$
83
(25,244,286)
$
(288,238)
63,638,912
$
337,490
$
322,012
$
(196,081)
$
175,266
$
-
$
175,266
$
79,429
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended
September 30,
2023 2022
(In thousands)
Cash flows from operating activities
Net loss $
(5,651)
$
(10,696)
Depreciation and amortization
5,856
5,998
Movement in allowance for doubtful accounts receivable and finance loans receivable
1,525
1,049
Loss from equity-accounted investments (Note 5)
1,405
2,617
Movement in allowance for doubtful loans to equity-accounted investments
(250)
-
Fair value adjustment related to financial liabilities
(34)
63
Interest payable
1,764
26
Facility fee amortized
227
249
Net gain on disposal of equity-accounted investments (Note 5)
-
(248)
Profit on disposal of property, plant and equipment
(36)
(208)
Stock-based compensation charge (Note 12)
1,759
1,462
Dividends received from equity-accounted investments
-
21
Increase in accounts receivable and other receivables
(2,345)
(2,943)
Increase in finance loans receivable
(488)
(3,581)
Increase in inventory
(479)
(279)
Increase (Decrease) in accounts payable and other payables
375
(438)
Increase in taxes payable
308
642
Decrease in deferred taxes
(562)
(1,394)
Net cash provided by (used in) operating activities
3,374
(7,660)
Cash flows from investing activities
Capital expenditures
(2,809)
(4,501)
Proceeds from disposal of property, plant and equipment
284
417
Acquisition of intangible assets
(135)
-
Proceeds from disposal of equity-accounted investments (Note 5)
-
253
Loan to equity-accounted investment
-
112
Repayment of loans by equity-accounted investments
-
(112)
Net change in settlement assets
(11,237)
(1,884)
Net cash used in investing activities
(13,897)
(5,715)
Cash flows from financing activities
Proceeds from bank overdraft (Note 8)
59,574
146,068
Repayment of bank overdraft (Note 8)
(62,793)
(136,922)
Long-term borrowings utilized (Note 8)
2,471
1,059
Repayment of long-term borrowings (Note 8)
(2,629)
(1,580)
Acquisition of treasury stock (Note 12)
-
(185)
Proceeds from exercise of stock options
21
6
Net change in settlement obligations
10,696
1,987
Net cash provided by financing activities
7,340
10,433
Effect of exchange rate changes on cash
(443)
(8,487)
Net decrease in cash, cash equivalents and restricted cash
(3,626)
(11,429)
Cash, cash equivalents and restricted cash – beginning of period
58,632
104,800
Cash, cash equivalents and restricted cash – end of period (Note 14) $
55,006
$
93,371
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2023 and 2022
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
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

2023.

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

Recent accounting pronouncements adopted
In June 2016, the Financial Accounting Standards Board issued guidance regarding Measurement of Credit Losses on Financial
Instruments
.

The

guidance

replaces

the

incurred

loss impairment

methodology

in

current GAAP

with

a

methodology

that

reflects
expected credit

losses and requires

consideration of

a broader range

of reasonable

and supportable

information to inform

credit loss
estimates.

For

trade

and

other

receivables,

loans,

and

other

financial

instruments,

an

entity

is

required

to

use

a

forward-looking
expected loss

model rather

than the incurred

loss model for

recognizing credit

losses, which reflects

losses that are

probable. Credit
losses relating to

available-for-sale debt securities will

also be

recorded through an

allowance for credit

losses rather than

as a

reduction
in the amortized cost basis of the securities. The guidance became effective for the Company beginning July 1, 2023. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures, refer to Note 2.
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

(ASC 815);

Leases (ASC

842); Financial

Instruments —

Credit Losses

(ASC 326);

and Intangibles

— Goodwill

and
Other

(ASC

350).

The

guidance

defers

the

adoption

date

of

guidance

regarding
Measurement

of

Credit

Losses

on

Financial
Instruments

by the

Company from

July 1, 2020

to July

1, 2023.

The guidance

became effective

for the

Company beginning

July 1,
2023. The

adoption of

this guidance

did not

have a

material impact

on the

Company’s

financial statements

and related

disclosures,
refer to Note 2.
The Company’s updated accounting

policy regarding allowance for credit losses is as follows:
Allowance for doubtful accounts receivable
Allowance for doubtful finance loans receivable
The Company uses historical default experience over the lifetime of loans in order to calculate a lifetime loss rate for its lending books. The allowance for credit losses related

to Consumer finance loans receivables is calculated by multiplying the lifetime loss rate
with

the

month-end

outstanding

lending

book.

The

allowance

for

credit

losses

related

to

Merchant

finance

loans

receivables

is
calculated

by

adding

together

actual

receivables

in

default

plus

multiplying

the

lifetime

loss

rate

with

the

month-end

outstanding
lending

book.

Prior to

July 1,

2023,

the

Company

regularly

reviewed

the ageing

of outstanding

amounts

due

from borrowers

and
adjusted its allowance based on management’s estimate of the recoverability of the finance loans receivable. The Company writes off
microlending finance

loans receivable and

related service fees

and interest if

a borrower is

in arrears with

repayments for more

than
three months

or is

deceased. The

Company writes

off merchant

and working

capital finance

receivables and

related fees

when it

is
evident that reasonable recovery procedures, including where deemed necessary,

formal legal action, have failed.

1.

Basis of Presentation and Summary of Significant Accounting

Policies (continued)
Allowance for doubtful accounts receivable (continued)
Allowance for doubtful accounts receivable
The Company uses a lifetime loss rate by expressing write-off experience as a percentage of corresponding invoice amounts (as
opposed to outstanding balances).

The allowance for credit

losses related to these

receivables has been calculated

by multiplying the
lifetime

loss

rate

with

recent

invoice/origination

amounts.

Prior

to

July

1,

2023,

A

specific

provision

is

established

where

it

is
considered likely that all or

a portion of the

amount due from

customers renting safe assets,

point of sale (“POS”)

equipment, receiving
support and maintenance

or transaction services or

purchasing licenses or

SIM cards from the

Company will not be

recovered. Non-
recoverability

is assessed

based

on a

quarterly

review

by management

of

the ageing

of outstanding

amounts,

the

location

and

the
payment history of the customer in relation to those specific amounts.
Recent accounting pronouncements not yet adopted

as of September 30, 2023
There are no recent accounting pronouncements that have not yet been adopted as of September 30, 2023.
2.

Accounts receivable, net and other receivables and

finance loans receivable, net

Accounts receivable, net and other receivables
The Company’s accounts receivable, net, and other receivables as of September 30, 2023, and June 30, 2023, are presented in the table below:
September 30, June 30,
2023 2023
Accounts receivable, trade, net

$
10,231
$
11,037
Accounts receivable, trade, gross

10,401
11,546
Allowance for doubtful accounts receivable, end of period
170
509
Beginning of period
509
509
Reallocation to allowance for doubtful finance loans receivable
-
(418)
Reversed to statement of operations
(235)
(31)
Charged to statement of operations

179
2,005
Utilized

(284)
(1,645)
Foreign currency adjustment

1
89
Current portion of amount outstanding related to sale of interest in Carbon,

net of
allowance: September 2023: $
750
; June 2023: $
750
250
-
Current portion of total held to maturity investments

-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
% notes
-
-
Other receivables

17,458
14,628
Total accounts receivable,

net and other receivables
$
27,939
$
25,665
Trade receivables include amounts

due from customers

which generally have

a very short-term

life from

date of invoice

or service
provided to settlement. The duration

is less than a year in all cases and

generally less than 30 days in many

instances. The short-term
nature

of

these

exposures

often

results

in

balances

at

month-end

that

are

disproportionately

small

compared

to

the

total

invoiced
amounts.

The

month-end

outstanding

balance

are

more

volatile

than

the

monthly

invoice

amounts

because

they

are

affected

by
operational timing issues and

the fact that a balance

is outstanding at month-end is

not necessarily an indication of

increased risk but
rather a matter of operational timing.

Credit risk in respect of trade receivables are generally not significant and the Company has not developed a sophisticated model for these basic

credit exposures. The

Company determined to

use a lifetime

loss rate by

expressing write-off experience as

a percentage
of corresponding

invoice amounts

(as opposed

to outstanding

balances). The

allowance for credit

losses related to

these receivables
has

been

calculated

by

multiplying

the

lifetime

loss

rate

with

recent

invoice/origination

amounts.

Management

actively

monitors
performance of these

receivables over short periods

of time. Different

balances have different

rules to identify an

account in distress
but,

generally

speaking,

account

balances

in

distress

are

identified

very

early

and

specific

allowances

are

immediately

created.
Subsequent recovery from distressed accounts are generally limited.

2.

Accounts receivable, net and other receivables and

finance loans receivable, net (continued)
Accounts receivable, net and other receivables (continued)
Current portion of amount outstanding related to sale of interest in Carbon represents the amount due from the purchaser related to the sale of the Company’s

interest in Carbon Tech

Limited (“Carbon”), an equity-accounted investment of $
0.25

million, net of an
allowance for doubtful loans receivable of $
0.25

million as of June 30, 2023, and an amount due related to the sale of the loan, with a face value of $
3.0

million, which was sold in

September 2022 for $
0.75

million, net of an allowance for

doubtful loans receivable of
$
0.75

million, refer

to Note 5 for

additional information.

The Company received

the outstanding $
0.25

million related to

the sale of
the equity-accounted investment in

October 2023, and has

reversed the allowance for

doubtful loans receivable of

$
0.25

million during
the three months ended September 30, 2023.
Investment in
7.625
% of Cedar Cellular

Investment 1 (RF) (Pty) Ltd
8.625
% notes represents the

investment in a note which was
due to mature in

August 2022 and forms

part of Cell C’s

capital structure. The carrying

value as of each of

September 30, 2023,

and
June 30, 2023, respectively was $
0

(zero).
Other receivables includes prepayments, deposits, income taxes receivable and other receivables.
Contractual maturities of held to maturity investments
Summarized below is the contractual maturity of the Company’s held to maturity investment as of September 30, 2023:
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
Finance loans receivable, net
The Company’s finance

loans receivable, net, as of September 30, 2023, and June 30, 2023, is presented in the table below:
September 30, June 30,
2023
2023
Microlending finance loans receivable, net $
20,877
$
20,605
Microlending finance loans receivable, gross
22,328
22,037
Allowance for doubtful finance loans receivable, end of period
1,451
1,432
Beginning of period
1,432
1,394
Reversed to statement of operations

(27)
-
Charged to statement of operations

416
1,452
Utilized

(364)
(1,214)
Foreign currency adjustment

(6)
(200)
Merchant finance loans receivable, net
14,858
16,139
Merchant finance loans receivable, gross
17,800
18,289
Allowance for doubtful finance loans receivable, end of period
2,942
2,150
Beginning of period
2,150
297
Reallocation from allowance for doubtful accounts receivable
-
418
Reversed to statement of operations

(202)
(1,268)
Charged to statement of operations

1,394
3,068
Utilized

(376)
-
Foreign currency adjustment

(24)
(365)
Total finance

loans receivable, net

$
35,735
$
36,744
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

Allowance for credit losses
Microlending finance loans receivable
Microlending finance

loans receivable

related to

the Company’s

microlending operations

in South

Africa whereby

it provides
unsecured short-term

loans to qualifying

customers. Loans to customers

have a tenor

of up to
six months
, with the majority

of loans
originated having

a tenor of
six months
. The Company

analyses this lending

book as a

single portfolio

because the

loans within the
portfolio have similar characteristics and management uses similar processes to monitor and assess the credit risk of the lending book.

Refer to Note 4 related to the Company risk management process related to these receivables.

The Company has operated this lending book for more than
five years

and uses historical default experience over the lifetime of
loans in order

to calculate a

lifetime loss rate

for the lending

book. The allowance

for credit losses

related to these

microlending finance
loans receivables

is calculated

by multiplying

the lifetime

loss rate

with the

month end

outstanding lending

book. The

lifetime loss
rate as of

each of July

1, 2023 and

September 30, 2023,

was
6.50
%. The performing

component (that is,

outstanding loan payments
not in arrears) of the book exceeds more than
99
% of outstanding lending book as of September 30, 2023.
Merchant finance loans receivable
Merchant

finance loans

receivable related

to the

Company’s

Merchant

lending activities

in South

Africa whereby

it provides
unsecured

short-term loans

to qualifying

customers. Loans

to customers

have a

tenor of

up to
twelve months
, with

the majority

of
loans originated having a tenor of

approximately
seven months
. The Company analyses this lending book

as a single portfolio because
the loans within the portfolio have similar characteristics and management uses similar processes to monitor and assess the credit risk of the lending book.

Refer to Note 4 related to the Company risk management process related to these receivables.

2.

Accounts receivable, net and other receivables and

finance loans receivable, net (continued)
Finance loans receivable, net (continued)
Allowance for credit losses (continued)
Microlending finance loans receivable (continued)
The

Company

has

recently

(in

the

past
two years
)

commenced

lending

to

merchant

customers

and

uses

historical

default
experience over

the lifetime of

loans generated thus

far in order

to calculate a

lifetime loss rate

for the lending

book. The allowance
for credit losses related to these merchant finance loans receivables is calculated by adding together actual receivables in default plus
multiplying the lifetime

loss rate with the

month-end outstanding lending

book. The lifetime loss

rate as of each

of July 1, 2023

and
September 30, 2023, was approximately
1.18
%. The performing component (that is, outstanding loan payments not in arrears),

under-
performing

component (that

is, outstanding

loan payments

that are

in arrears)

and non-performing

component (that

is, outstanding
loans

for

which

payments

appeared

to have

ceased)

of the

book represents

approximately
84
%,
11
% and
5
%,

respectively,

of the
outstanding lending book as of September 30, 2023.
3.

Inventory
The Company’s inventory

comprised the following categories as of September 30, 2023, and June 30, 2023:
September 30, June 30,
2023 2023
Raw materials $
2,642
$
2,819
Work-in-progress
230
30
Finished goods
24,882
24,488
$
27,754
$
27,337
As of

September

30,

2023 and

June 30,

2023, finished

goods includes

$
8.5

million

and $
8.6

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
10

million of Cell C inventory from the

Company per month. The amount
to be repurchased by Cell C is calculated as ZAR
10

million less the face value of any sales made by the Company during that month.
The Company’s ability to sell this airtime has increased significantly since the acquisition of Connect because Connect is a significant
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

The fair values are therefore determined using model-
based techniques that include

option pricing models,

discounted cash flow models,

and similar techniques. Investments

valued using
such techniques are included in Level 3 investments.
Asset measured at fair value using significant unobservable inputs – investment in Cell C
The Company’s

Level 3 asset represents

an investment of
75,000,000

class “A” shares in Cell

C, a significant

mobile telecoms
provider in South Africa.

The Company used a discounted cash flow model developed by the Company to determine the fair value of
its investment in Cell C as of September 30, 2023 and June 30, 2023, respectively,

and valued Cell C at $
0.0

(zero) and $
0.0

(zero) as
of September 30, 2023, and June 30, 2023, respectively.

The Company incorporates the payments under Cell C’s

lease liabilities into
the cash

flow forecasts

and assumes

that Cell

C’s

deferred tax

assets would

be utilized

over the

forecast period.

The Company

has
increased

the

marketability

discount

from
10
%

to
20
%

and

the

minority

discount

from
15
%

to
24
%

due

to

the

reduction

in

the
Company’s

shareholding percentage

from
15
% to
5
% as well

as current

market conditions.

The Company

utilized the latest

revised
business plan

provided by

Cell C

management for

the period

ended December

31, 2025,

for the

September 30,

2023, and

June 30,
2023, valuations. Adjustments have been made to the WACC

rate to reflect the Company’s

assessment of risk to Cell C achieving its
business plan.
The following key valuation inputs were used as of September 30, 2023 and June 30, 2023:
Weighted Average

Cost of Capital ("WACC"):
Between
20
% and
31
% over the period of the forecast
Long term growth rate:
4.5
% (
4.5
% as of June 30, 2023)
Marketability discount:
20
% (
20
% as of June 30, 2023)
Minority discount:
24
% (
24
% as of June 30, 2023)
Net adjusted external debt - September 30, 2023:
(1)
ZAR
8

billion ($
0.4

billion), no lease liabilities included
Net adjusted external debt - June 30, 2023:
(2)
ZAR
8.1

billion ($
0.4

billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of

September 30, 2023.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2023.
The following table presents the impact on the carrying value of the Company’s

Cell C investment of a
1.0
% increase and
1.0
%
decrease in the

WACC

rate and the

EBITDA margins

respectively used in

the Cell C

valuation on September

30, 2023, all

amounts
translated at exchange rates applicable as of September 30, 2023:
Sensitivity for fair value of Cell C investment 1.0% increase 1.00% decrease
WACC

rate
$
-
$
621
EBITDA margin
$
1,954
$
-
The fair

value of

the Cell

C shares

as of

September 30,

2023, represented
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
The Company had
no

outstanding foreign exchange contracts as of September 30, 2023, and June

30, 2023.
The

following

table

presents

the

Company’s

assets

measured

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

251
-
-
251
Fixed maturity
investments (included in
cash and cash equivalents)
3,661
-
-
3,661
Foreign exchange
contracts

- - - -
Total assets at fair value

$
3,912
$
-
$
-
$
3,912
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2023, according to
the fair value hierarchy:
Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
258
-
-
258
Fixed maturity investments
(included in cash and cash
equivalents)
3,119
-
-
3,119
Total assets at fair value

$
3,377
$
-
$
-
$
3,377
There have been
no

transfers in or out of Level 3 during the three months ended September 30, 2023 and 2022,

respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the three months ended September 30, 2023 and 2022.

4.

Fair value of financial instruments (continued)
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the three months ended September

30, 2023:
Carrying value
Assets
Balance as of June 30, 2023 $
-
Foreign currency adjustment
(1)
-
Balance as of September 30, 2023 $
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
Balance as of September 30, 2023 $
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

of
the

asset

exceeds

its

fair

value

and

the

excess

is

determined

to

be

other-than-temporary.

Refer

to

Note

5

for

impairment

charges
recorded during the

reporting periods presented

herein. The Company

has
no

liabilities that

are measured at

fair value

on a

nonrecurring
basis.
5.

Equity-accounted investments and other long-term assets
Refer to Note 9 to the Company’s audited consolidated

financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2023, for additional information regarding its equity-accounted investments and other long-term assets.
Equity-accounted investments
The Company’s ownership

percentage in its equity-accounted investments as of September 30, 2023,

and June 30, 2023, was as
follows:
September 30, June 30,
2023 2023
Finbond Group Limited (“Finbond”)
27.8
%
27.8
%
Sandulela Technology

(Pty) Ltd ("Sandulela")
49.0
%
49.0
%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50.0
%
50.0
%
Finbond
As of September 30, 2023, the Company owned
220,523,358

shares in Finbond representing approximately

27.8
% of its issued
and outstanding

ordinary shares.

Finbond is

listed on

the Johannesburg

Stock Exchange

(“JSE”) and

its closing price

on September
29, 2023, the last trading

day of the month, was ZAR
0.41

per share. The market value,

using the September 29, 2023,

closing price,
of

the

Company’s

holding

in

Finbond

on

September

30,

2023,

was

ZAR
90.4

million

($
4.8

million

translated

at

exchange

rates
applicable as of September 30, 2023).

5.

Equity-accounted investments and other long-term assets (continued)
Equity-accounted investments (continued)
Finbond (continued)
August 2023 agreement to sell entire

stake in Finbond
On

August

10,

2023,

the

Company,

through

its

wholly

owned

subsidiary

Net1

Finance

Holdings

(Pty)

Ltd,

entered

into

an
agreement with Finbond to

sell its remaining

shareholding to Finbond for

a cash consideration of

ZAR
64.2

million ($
3.4

million using
exchange

rates

applicable

as

of

September

30,

2023),

or

ZAR
0.2911

per

share.

The

transaction

is

subject

to

certain

conditions,
including

regulatory

and

shareholder

approvals,

and

all

conditions

are

required

to

be

fulfilled

on

or

before

December

31,

2023,
otherwise the transaction will lapse.
Sale of Finbond shares during the three

months ended September 2022
The Company sold
81,935

shares in Finbond for cash during the three months ended September 30, 2022, and recorded a loss of
$
0.002

million which

is included

in the

caption net

gain on

disposal of

equity-accounted

investments in

the Company’s

unaudited
condensed consolidated statements of operations.
The following table presents the

calculation of the loss on disposal of

Finbond shares during the three months

ended September
30, 2022:
Three months
ended September
30,
2022
Loss on disposal of Finbond shares:
Consideration received in cash $
3
Less: carrying value of Finbond shares sold
(3)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss
(2)
Add: release of stock-based compensation charge related to

equity-accounted investment
-
Loss on sale of Finbond shares $
(2)
Finbond impairments recorded

during the three months ended September 30, 2023
As noted earlier, the Company has entered into an agreement to exit its position in Finbond and the Company considered this an impairment indicator. The

Company is required to include any foreign currency translation reserve and other equity account amounts
in its impairment assessment if it considers exiting an equity method investment. The Company performed an impairment assessment of its

holding in

Finbond, including

the foreign

currency translation

reserve and

other equity

account amounts,

as of September

30,
2023. The Company recorded an impairment loss of $
1.2

million during the quarter ended September 30, 2023, which represented the difference between

the determined fair value

of the Company’s

interest in Finbond and

the Company’s

carrying value, including

the
foreign currency

translation reserve

(before the

impairment). The

Company used

the price of

ZAR
0.2911

referenced in

the August
2023 agreement referred to above to calculate the determined fair value for Finbond.
Finbond impairments recorded

during the three months ended September 30, 2022
The Company considered

the combination of

the ongoing losses incurred

and reported by

Finbond and its

lower share price

as
impairment indicators. The

Company performed an

impairment assessment of its

holding in Finbond

as of September 30,

2022. The
Company

recorded

an

impairment

loss

of

$
1.1

million

during

the

quarter

ended

September

30,

2022,

related

to

the

other-than-
temporary decrease in Finbond’s value, which represented the difference between the determined fair value of the Company’s interest in Finbond and the Company’s

carrying value (before the impairment).

The Company observed continued

limited trading in Finbond
shares on the JSE during the

three months ended September 30, 2022,

because a small number of shareholders

owned approximately
80
% of

its issued

and outstanding

shares between

them. The

Company calculated

a fair

value per

share for

Finbond by

applying a
liquidity discount of
25
% to

the September 30,

2022, Finbond closing

price of

ZAR
0.49
. The

Company increased the

liquidity discount
from
15
% (used

in the

previous impairment

assessment) to
25
% as

a result

of the

ongoing limited

trading activity

observed on

the
JSE.

5.

Equity-accounted investments and other long-term assets (continued)
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
3.0

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
(i) $
0.25

million on September 30, 2023 (the

amount was received in October 2023),

and (ii) the remaining amount,

of $
0.75

million
in March 2024. Both

amounts are included

in the caption accounts

receivable, net and other

receivables in the Company’s

unaudited
condensed consolidated balance sheet as of September 30, 2023. The Company has allocated the $
0.25

million received to the sale of
the equity interest and will allocate the funds received first to the sale of the equity interest and then to the loans.
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
the three months ended September 30, 2023:
Finbond Other
(1)
Total
Investment in equity
Balance as of June 30, 2023 $
3,040
$
131
$
3,171
Stock-based compensation

14
-
14
Comprehensive income:
(956)
40
(916)
Other comprehensive income
489
-
489
Equity accounted (loss) earnings
(1,445)
40
(1,405)
Share of net (loss) earnings
(278)
40
(238)
Impairment
(1,167)
-
(1,167)
Foreign currency adjustment
(2)
(14)
(2)
(16)
Balance as of September 30, 2023 $
2,084
$
169
$
2,253
(1) Includes Sandulela,

and SmartSwitch Namibia;
(2) The foreign currency

adjustment represents the effects

of the fluctuations

of the ZAR and Namibian

dollar, against the

U.S.
dollar on the carrying value.

5.

Equity-accounted investments and other long-term assets (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of September

30, 2023, and June 30, 2023:

September 30, June 30,
2023 2023
Total equity investments

$
76,297
$
76,297
Investment in
5
% of Cell C (June 30, 2023:
5
%) at fair value (Note 4)
-
-
Investment in
10
% of MobiKwik (June 30, 2023:
10
%) (1)
76,297
76,297
Investment in
87.5
% of CPS (June 30, 2023:
87.5
%) at fair value (1)(2)
-
-
Policy holder assets under investment contracts (Note 7)
251
257
Reinsurance assets under insurance contracts (Note 7)
1,274
1,040
Total other long-term

assets
$
77,822
$
77,594
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

South Africa, Gauteng Division, Pretoria

ordered that CPS be

placed into liquidation.
Summarized below

are the components

of the Company’s

equity securities without

readily determinable

fair value and

held to
maturity investments as of September 30, 2023:
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
Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in MobiKwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297

6.

Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2023:
Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2023 $
152,619
$
(18,876)
$
133,743
Foreign currency adjustment (1)

(664)
60
(604)
Balance as of September 30, 2023 $
151,955
$
(18,816)
$
133,139
(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S.
dollar on the carrying value.
Goodwill has been allocated to the Company’s

reportable segments as follows:
Consumer Merchant Carrying value
Balance as of June 30, 2023 $
-
$
133,743
$
133,743
Foreign currency adjustment
(1)

-
(604)
(604)
Balance as of September 30, 2023 $
-
$
133,139
$
133,139
(1) The foreign

currency adjustment represents

the effects

of the fluctuations

of the South

African rand

against the U.S.

dollar
on the carrying value.
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is

the carrying value and

accumulated amortization of

intangible assets as of

September 30, 2023, and

June
30, 2023:
As of September 30, 2023 As of June 30, 2023
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships $
24,865
$
(12,005)
$
12,860
$
24,978
$
(11,565)
$
13,413
Software, integrated
platform and unpatented
technology
110,535
(16,419)
94,116
110,906
(13,711)
97,195
FTS patent

2,025
(2,025)
-
2,034
(2,034)
-
Brands and trademarks
13,789
(3,170)
10,619
13,852
(2,863)
10,989
Total finite-lived

intangible
assets

$
151,214
$
(33,619)
$
117,595
$
151,770
$
(30,173)
$
121,597
Aggregate amortization

expense on the

finite-lived intangible assets

for the three

months ended September

30, 2023 and

2022,
was approximately $
3.6

million and $
4.0

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
Fiscal 2024 (three months ended September 30, 2023) $
10,742
Fiscal 2025
14,327
Fiscal 2026
14,328
Fiscal 2027
14,274
Fiscal 2028
14,232
Thereafter
49,692
Total future

estimated annual amortization expense
$
117,595

7.

Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance

assets and policyholder liabilities under insurance contracts during the three
months ended September 30, 2023:
Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2023 $
1,040
$
(1,600)
Increase in policy holder benefits under insurance contracts

378
(1,952)
Claims and decrease in policyholders’ benefits under insurance contracts
(136)
1,671
Foreign currency adjustment (3)
(8)
10
Balance as of September 30, 2023 $
1,274
$
(1,871)
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

below is

the movement

in assets

and policyholder

liabilities under

investment contracts

during the

three months
ended September 30, 2023:
Assets (1)
Investment
contracts (2)
Balance as of June 30, 2023 $
257
$
(241)
Increase in policy holder benefits under investment contracts

3
(3)
Foreign currency adjustment (3)
(9)
1
Balance as of September 30, 2023 $
251
$
(243)
(1) Included in other long-term assets (refer to Note 5);
(2) Included in other long-term liabilities;
(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.
The Company does not offer any investment products with guarantees related to capital or returns.

8.

Borrowings
Refer to

Note 12

to the

Company’s

audited consolidated

financial statements

included in

its Annual

Report on

Form 10-K

for
the year ended June 30, 2023, for additional information regarding its borrowings.
South Africa
The

amounts

below

have

been

translated

at

exchange

rates

applicable

as

of

the

dates

specified.

The

3-month

Johannesburg
Interbank Agreed Rate (“JIBAR”) on September 30, 2023, was
8.33
%. The prime rate on September 30, 2023, was
11.75
%.
RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings
Long-term borrowings - Facility G and Facility H
As

of

September

30,

2023,

the

Company’s

had

utilized

ZAR
10.0

million

($
0.5

million)

of

its

ZAR
200

million

Facility

G
revolving credit facility.

The interest rate on this facility as of September 30, 2023, was JIBAR plus
5.50
%.
Available short-term facility -

Facility E
As of September

30, 2023, the

aggregate amount of

the Company’s

short-term South African

overdraft facility with

RMB was
ZAR
1.4

billion ($
74.0

million). As of September 30, 2023, the Company had utilized approximately ZAR
0.4

billion ($
19.8

million)
of this overdraft facility.

This overdraft facility may only be used to

fund ATMs

and therefore the overdraft utilized and converted

to
cash to fund the Company’s ATMs

is considered restricted cash. The interest rate on this facility is equal to the prime rate.

Connect Facilities, comprising long-term borrowings and a short-term facility
As of September 30, 2023, the

Connect Facilities include (i) an overdraft facility (general banking facility) of ZAR
205.0

million
(of which ZAR
170.0

million has been utilized); (ii) Facility A of

ZAR
700.0

million; (iii) Facility B of ZAR
550.0

million (both fully
utilized); and (iv) an asset-backed facility of ZAR
200.0

million (of which ZAR
152.5

million has been utilized).
CCC Revolving Credit Facility, comprising

long-term borrowings
As of

September

30,

2023,

the amount

of the

CCC Revolving

Credit Facility

was ZAR
300.0

million (of

which

ZAR
205.5
million has been utilized).

Interest on the Revolving Credit Facility

is payable on the last business

day of each calendar month

and is
based on the South African prime rate in effect from time to time plus a margin of
0.95
% per annum.

RMB facility, comprising indirect facilities
As of September

30, 2023, the aggregate

amount of the Company’s

short-term South African

indirect credit facility

with RMB
was ZAR
135.0

million ($
7.1

million), which includes facilities for guarantees, letters of credit and forward exchange contracts. As of
September

30, 2023

and

June 30,

2023,

the

Company

had utilized

approximately

ZAR
33.1

million

($
1.7

million)

and

ZAR
33.1
million ($
1.8

million), respectively,

of its indirect and derivative facilities of

ZAR
135.0

million (June 30, 2023: ZAR
135.0

million)
to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).
Nedbank facility, comprising short-term facilities
As of

September 30, 2023,

the aggregate amount

of the Company’s short-term

South African

credit facility with

Nedbank Limited
was ZAR
156.6

million ($
8.3

million). The credit facility represents indirect and derivative facilities of up to ZAR
156.6

million ($
8.3
million), which include guarantees, letters of credit and forward exchange contracts.
As of September 30, 2023 and June 30, 2023, the Company had utilized approximately ZAR
2.1

million ($
0.1

million) and ZAR
2.1

million

($
0.1

million),

respectively,

of

its

indirect

and

derivative

facilities

of

ZAR
156.6

million

(June

30,

2023:

ZAR
156.6
million) to enable the bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

8.

Borrowings (continued)
Movement in short-term credit facilities
Summarized below are the

Company’s short-term facilities as of

September 30, 2023, and

the movement in

the Company’s short-
term facilities from as of June 30, 2023 to as of September 30, 2023:
RMB RMB RMB Nedbank
Facility E Indirect Connect Facilities Total
Short-term facilities available as of September 30, 2023 $
73,982
$
7,134
$
10,833
$
8,273
$
100,222
Overdraft

-
-
10,833
-
10,833
Overdraft restricted as to use for ATM

funding only
73,982
-
-
-
73,982
Indirect and derivative facilities

-
7,134
-
8,273
15,407
Movement in utilized overdraft facilities:

Restricted as to use for ATM

funding only
23,021
-
-
-
23,021
No restrictions as to use

-
-
9,025
-
9,025
Balance as of June 30, 2023
23,021
-
9,025
-
32,046
Utilized

59,574
-
-
-
59,574
Repaid
(62,793)
-
-
-
(62,793)
Foreign currency adjustment (1)
(48)
-
(42)
-
(90)
Balance as of September 30, 2023
19,754
-
8,983
-
28,737
Restricted as to use for ATM

funding only
19,754
-
-
-
19,754
No restrictions as to use

$
-
$
-
$
8,983
$
-
$
8,983
Interest rate as of September 30, 2023 (%) (2)
11.75
-
11.65
-
Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2023 $
-
$
1,757
$
-
$
112
$
1,869
Foreign currency adjustment
(1)
-
(8)
-
-
(8)
Balance as of September 30, 2023 $
-
$
1,749
$
-
$
112
$
1,861
(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.
(2) Facility E interest set at prime and the Connect facility at prime less
0.10
%.

8.

Borrowings (continued)
Movement in long-term borrowings
Summarized below is

the movement in the

Company’s long-term

borrowing from as of

as of June 30, 2023

to as of September
30, 2023:
Facilities
G & H A&B CCC
Asset
backed Total
Included in current $
-
$
-
$
-
$
3,663
$
3,663
Included in long-term
48,965
64,436
11,802
4,252
129,455
Opening balance as of June 30, 2023
48,965
64,436
11,802
7,915
133,118
Facilities utilized
1,372
-
-
1,099
2,471
Facilities repaid
(797)
-
(904)
(928)
(2,629)
Non-refundable fees paid
-
-
-
-
-
Non-refundable fees amortized
202
12
13
-
227
Capitalized interest
1,756
-
-
-
1,756
Capitalized interest repaid
(58)
-
-
-
(58)
Foreign currency adjustment (1)
(297)
(293)
(50)
(28)
(668)
Closing balance as of September 30, 2023
51,143
64,155
10,861
8,058
134,217
Included in current
-
-
-
3,630
3,630
Included in long-term
51,143
64,155
10,861
4,428
130,587
Unamortized fees
(397)
(210)
(53)
-
(660)
Due within 2 years
-
-
-
3,179
3,179
Due within 3 years
51,540
4,954
10,914
1,142
68,550
Due within 4 years
-
7,596
-
104
7,700
Due within 5 years $
-
$
51,815
$
-
$
3
$
51,818
Interest rates as of September 30, 2023 (%):
13.83
12.08
12.70
12.50
Base rate (%)
8.33
8.33
11.75
11.75
Margin (%)
5.50
3.75
0.95
0.75
Footnote number (2) (3) (4) (5)
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
350

million
(3) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin,

of
3.75
%, in effect from time to time.
(4) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
(5) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended September 30, 2023 and

2022, was $
4.0

million
and $
2.7

million, respectively.

Prepaid facility fees amortized

included in interest expense

during the three months

ended September
30, 2023

and 2022,

respectively,

were $
0.2

million and

$
0.2

million, respectively.

Interest expense

incurred under

the Company’s
K2020 and

CCC facilities

relates to

borrowings utilized

to fund

a portion

of the

Company’s

merchant finance

loans receivable

and
this

interest

expense

of

$
0.4

million

and

$
0.2

million,

respectively,

is

included

in

the

caption

cost

of

goods

sold,

IT

processing,
servicing and support on

the condensed consolidated statement

of operations for the

three months ended September

30, 2023 and

2022.

9.

Other payables
Summarized below is the breakdown of other payables as of September

30, 2023, and June 30, 2023:
September 30, June 30,
2023 2023
Accruals $
6,619
$
7,078
Provisions
3,282
7,429
Value

-added tax payable
983
1,247
Payroll-related payables
2,125
1,038
Participating merchants' settlement obligation
39
39
Other
22,057
19,466
$
35,105
$
36,297
Other includes transactions-switching funds payable, deferred income, client deposits and other payables.
10.

Capital structure
The following table presents a

reconciliation between the number of

shares, net of treasury, presented in the

unaudited condensed
consolidated statement of changes in equity as of September 30, 2023 and 2022, respectively:
September 30, September 30,
2023 2022
Number of shares, net of treasury:
Statement of changes in equity

63,638,912
62,522,384
Non-vested equity shares that have not vested as of end of period
2,527,492
2,518,546
Number of shares, net of treasury,

excluding non-vested equity shares that have not
vested

61,111,420
60,003,838
11.

Accumulated other comprehensive loss
The table

below presents

the change

in accumulated

other comprehensive

loss per

component

during the

three months

ended
September 30, 2023:
Three months ended
September 30, 2023
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2023 $
(195,726)
$
(195,726)
Movement in foreign currency translation reserve related to equity-accounted investment
489
489
Movement in foreign currency translation reserve

(844)
(844)
Balance as of September 30, 2023 $
(196,081)
$
(196,081)

11.

Accumulated other comprehensive loss (continued)
The table

below presents

the change

in accumulated

other comprehensive

loss per

component during

the three

months ended
September 30, 2022:
Three months ended
September 30, 2022
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2022 $
(168,840)
$
(168,840)
Release of foreign currency translation reserve related to disposal of Finbond equity
securities
2
2
Movement in foreign currency translation reserve related to equity-accounted investment 2,441 2,441
Movement in foreign currency translation reserve
(22,093)
(22,093)
Balance as of September 30, 2022 $
(188,490)
$
(188,490)
There were
no

reclassifications from accumulated other

comprehensive loss to net (loss) income

during the three months ended
September 30, 2023. During the three months ended September 30, 2022, the Company reclassified $
0.002

million from accumulated
other comprehensive

loss (accumulated

foreign currency

translation reserve)

to net

loss related

to the

disposal of

shares in

Finbond
(refer to Note 5).

12.

Stock-based compensation
The Company’s

Amended and Restated

2022 Stock

Incentive Plan (“20

22 Plan”)

and the vesting

terms of certain

stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2023.
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for the three months ended September 30, 2023 and 2022:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
Exercised
(6,793)
3.07
-
5
-
Forfeited
(175,776)
3.58
- -
1.22
Outstanding - September 30, 2023
490,705
4.68
6.30
199
1.82
Outstanding - June 30, 2022
926,225
4.14
6.60
1,249
1.60
Exercised
(2,000)
3.07
-
1
-
Forfeited
-
-
- -
-
Outstanding - September 30, 2022
924,225
4.14
6.36
226
1.60
No

stock options were

awarded during each of

the three months ended

September 30, 2023 and

2022. During the

three months
ended September

30, 2023

and 2022, respectively,

the Company

received approximately

$
0.02

million and $
0.006

million from

the
exercise of
6,793

and
2,000

stock options.

Employees and

a non-employee

director forfeited

an aggregate

of
175,776

stock options
during the

three months

ended September

30, 2023.
No

stock options

were forfeited

during the

three months

ended September

30,
2022.

12.

Stock-based compensation
Stock option and restricted stock activity

Options
The following table presents stock options vested and expected to vest as of

September 30, 2023:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - September 30, 2023
490,705
4.68
6.30
199
These options have an exercise price range of $
3.01

to $
11.23
.
The following table presents stock options that are exercisable as of September

30, 2023:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - September 30, 2023
341,317
5.05
5.77
121
No

stock options became exercisable during each of the three months ended September 30, 2023 and 2022. The Company issues new shares to satisfy stock option exercises.

Restricted stock
The following table summarizes restricted stock activity for the three months ended September 30, 2023 and 2022:
Number of
shares of
restricted
stock
Weighted
average
grant date
fair value
($’000)
Non-vested – June 30, 2023
2,614,419
11,869
Total vested
(78,800)
302
Forfeitures
(8,127)
32
Non-vested – September 30, 2023
2,527,492
11,475
Non-vested – June 30, 2022
2,385,267
11,879
Total Granted
212,080
1,167
Granted – July 2021
32,582
172
Granted – August 2021
179,498
995
Total vested
(78,801)
410
Vested

– July 2022
(78,801)
410
Non-vested – September 30, 2022
2,518,546
12,568

12.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Grants
No

restricted stock was awarded during the three months ended September 30, 2023. In July 2022, the Company granted
32,582
shares of restricted

stock to employees

which have time

-based vesting conditions.

The Company agreed

to match, on

a
one
-for-one
basis, an employee’s

purchase of up to

$
1.0

million worth of the Company’s

shares of common stock

in open market purchases,

and
in August

2022,

the Company

granted
179,498

shares of

restricted stock

to the

employee.

These shares

of restricted

stock contain
time-based vesting conditions.
In October 2023, the

Company awarded
225,000

shares of restricted stock to

an executive officer

which vest on June 30,

2025,
except if the executive officer is terminated for cause,

in which case the award will be forfeited. The Company also awarded
310,916
shares of restricted stock

to
three

of its executive officers

which are subject to a time-based

vesting condition and a market

condition
and vest in full only on

the date, if any,

that the following conditions are

satisfied: (1) a compounded

annual
10
% appreciation in the
Company’s stock price off a base price of $
4.00

over the measurement period commencing on September 30,

2023 through November
17, 2026,

and (2)

the recipient

is employed

by the

Company on

a full-time

basis when

the condition

in (1)

is met.

If either of

these
conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The Company’s closing price
on September 30, 2023, was $
3.90
.
The appreciation levels (times and price) and vesting percentages as of each period ended are as follows:
● Prior to the first anniversary of the grant date:
0
%;
●
Fiscal

2025,

the

Company’s

30-day

volume

weighted-average

stock

price

(“VWAP”)

before

November

17,

2024

is
approximately
1.10

times higher (i.e. $
4.40

or higher) than $
4.00
:
33
%;
●
Fiscal 2026, the Company’s

VWAP before

November 17, 2025 is
1.21

times higher (i.e. $
4.84

or higher) than $
4.00
:
67
%;
●
Fiscal 2027, the Company’s

VWAP before

November 1, 2026 is
1.33

times higher (i.e. $
5.32
) than $
4.00
:
100
%.
The

Company

also

awarded
333,080

shares

of

restricted

stock

with

time-based

vesting

conditions

to

approximately
150
employees

in October

2023, which

are subject

to the

employees continued

employment with

the Company

through the

applicable
vesting dates.
The Company has not yet determined the fair value of these shares of restricted stock awarded in October 2023.

As fully described in Note 17 to

the Company’s audited consolidated financial statements included in its Annual Report on Form
10-K for the

year ended June

30, 2023, the

Company granted
19,443

shares to an

advisor during the

three months ended

September
30, 2022 which were ineligible for transfer until the earlier of December

31, 2022, or the occurrence of the agreed event.
Vesting
In July 2023,
78,800

shares of restricted

stock granted to

Mr. Meyer vested. In

July 2022,
78,801

shares of restricted

stock granted
to Mr.

Meyer vested

and he

elected for
35,460

shares to

be withheld

to satisfy

the withholding

tax liability

on the

vesting of

these
shares. The
35,460

shares have been included in the Company’s

treasury shares.
Forfeitures
During

the

three

months

ended

September

30,

2023,

employees

forfeited
8,127

shares

of

restricted

stock

following

their
termination of employment with the Company.
No

shares of restricted stock were forfeited during the three months ended September
30, 2022.

12.

Stock-based compensation (continued)
Stock-based compensation charge and unrecognized compensation cost
The Company recorded a stock-based compensation charge, net during the three months ended September 30, 2023 and 2022, of
$
1.8

million and $
1.5

million, respectively,

which comprised:
Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended September 30, 2023
Stock-based compensation charge

$
1,768
$ - $
1,768
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(9)
-
(9)
Total - three months

ended September 30, 2023
$
1,759
$ - $
1,759
Three months ended September 30, 2022
Stock-based compensation charge

$
1,462
$ - $
1,462
Total - three months

ended September 30, 2022
$
1,462
$ - $
1,462
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

September

30,

2023,

the

total

unrecognized
compensation cost related

to restricted stock

awards was approximately

$
5.8

million, which the

Company expects to

recognize over
approximately
two years
.
As of

September 30,

2023, and

June 30,

2023, respectively,

the Company

recorded a

deferred tax

asset of

approximately $
0.6
million and $
0.6

million, related to the stock-based compensation charge recognized related to employees of Lesaka.

As of September
30,

2023,

and

June

30,

2023,

respectively,

the

Company

recorded

a

valuation

allowance

of

approximately

$
0.6

million

and

$
0.6
million, related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as
it does

not

anticipate

generating

sufficient

taxable

income

in the

United

States. The

Company

deducts

the difference

between

the
market value on the date

of exercise by the

option recipient and the exercise price

from income subject to taxation

in the United States.
13.

(Loss) Earnings per share
The Company

has issued redeemable

common stock

which is redeemable

at an amount

other than

fair value.

Redemption of

a
class of

common stock

at other

than fair

value increases

or decreases

the carrying

amount of

the redeemable

common stock

and is
reflected in basic earnings

per share using the two-class

method. There were
no

redemptions of common stock, or

adjustments to the
carrying value of the redeemable common stock during

the three months ended September 30, 2023 and 2022. Accordingly,

the two-
class method presented below does not include the impact of

any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for

the year ended
June 30, 2023.
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

30, 2023 and
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
as the

stock options

do not

contain non-forfeitable

dividend rights.

The Company

has excluded

employee stock

options to

purchase
41,809

and
210,530

shares of common stock

from the calculation of

diluted loss per share during

the three months ended

September
30, 2023 and 2022, because the effect would be antidilutive.
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

The vesting
conditions for

all awards

made are

discussed in

Note 17

to the

Company’s

audited consolidated

financial statements

included in

its
Annual Report on Form 10-K for the year ended June 30, 2023.

13.

(Loss) Earnings per share (continued)
The

following

table

presents

net

loss

attributable

to

Lesaka

and

the

share

data

used

in

the

basic

and

diluted

loss

per

share
computations using the two-class method:

Three months ended
September 30,
2023 2022
(in thousands except
percent and
per share data)
Numerator:
Net loss attributable to Lesaka

$
(5,651)
$
(10,696)
Undistributed (loss) earnings $
(5,651)
$
(10,696)
Percent allocated to common shareholders (Calculation 1)
96
96
Numerator for (loss) earnings per share: basic and diluted
(5,402)
(10,277)
Continuing
(5,402)
(10,277)
Denominator
Denominator for basic (loss) earnings per share:
Weighted-average

common shares outstanding
60,990
59,996
Denominator for diluted (loss) earnings per share: adjusted weighted average
common shares outstanding and assuming conversion
60,990
59,996
(Loss) Earnings per share:
Basic

$
(0.09)
$
(0.17)
Diluted

$
(0.09)
$
(0.17)
(Calculation 1)
Basic weighted-average common shares outstanding (A)

60,990
59,996
Basic weighted-average common shares outstanding and unvested restricted shares
expected to vest (B)

63,805
62,445
Percent allocated to common shareholders

(A) / (B)

96
96
Options

to purchase
262,506

shares of

the Company’s

common

stock at

prices ranging

from $
4.87

to $
11.23

per share

were
outstanding during

the three months

ended September

30, 2023,

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

earnings per share
because the

options’ exercise

price was greater

than the average

market price of

the Company’s

common stock.

The options, which
expire at various dates through February 3, 2032, were still outstanding as of September 30, 2023.
14.

Supplemental cash flow information
The following table presents supplemental cash flow disclosures for the three months ended September 30, 2023 and 2022:
Three months ended
September 30,
2023 2022
Cash received from interest

$
445
$
409
Cash paid for interest

$
2,925
$
4,011
Cash paid for income taxes

$
604
$
677

14.

Supplemental cash flow information (continued)
Leases
The following table presents supplemental cash flow disclosure related to leases for the three months ended September 30, 2023 and 2022:
Three months ended
September 30,
2023

2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases $
693
$
805
Right-of-use assets obtained in exchange for lease obligations
Operating leases $
1,543
$
61
15.

Revenue recognition
Disaggregation of revenue
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended September 30, 2023:
Merchant Consumer Total
Processing fees $
28,760
$
5,733
$
34,493
South Africa
27,400
5,733
33,133
Rest of world
1,360
-
1,360
Technology

products
2,037
19
2,056
South Africa
1,986
19
2,005
Rest of world
51
-
51
Telecom products

and services

87,313
41
87,354
South Africa
82,559
41
82,600
Rest of world
4,754
-
4,754
Lending revenue
-
5,373
5,373
Interest from customers
1,520
-
1,520
Insurance revenue
-
2,611
2,611
Account holder fees
-
1,368
1,368
Other
879
435
1,314
South Africa
830
435
1,265
Rest of world
49
-
49
Total revenue, derived

from the following geographic locations
120,509
15,580
136,089
South Africa
114,295
15,580
129,875
Rest of world
$
6,214
$
-
$
6,214

15.

Revenue recognition (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended September 30, 2022:
Merchant Consumer Total
Processing fees $
27,297
$
6,535
$
33,832
South Africa
26,028
6,535
32,563
Rest of world
1,269
-
1,269
Technology

products
3,897
37
3,934
South Africa
3,830
37
3,867
Rest of world
67
-
67
Telecom products

and services

76,120
-
76,120
South Africa
72,029
-
72,029
Rest of world
4,091
-
4,091
Lending revenue
-
4,711
4,711
Interest from customers
1,223
-
1,223
Insurance revenue
-
2,181
2,181
Account holder fees
-
1,411
1,411
Other
1,245
129
1,374
South Africa
1,201
129
1,330
Rest of world
44
-
44
Total revenue, derived

from the following geographic locations
109,782
15,004
124,786
South Africa
104,311
15,004
119,315
Rest of world
$
5,471
$
-
$
5,471

16.

Leases
The

Company

has

entered

into leasing

arrangements

classified

as operating

leases under

accounting

guidance.

These leasing
arrangements relate primarily

to the lease of

its corporate head office,

administration offices and

branch locations through

which the
Company operates

its consumer

business in

South Africa.

The Company’s

operating leases

have remaining

lease terms

of between
one

and
five years
. The Company also operates parts

of its consumer business from

locations which it leases for a period

of less than
one year
. The Company’s operating lease expense during the three months ended September 30, 2023 and 2022 was $
0.7

million and
$
0.8

million, respectively.
The

Company

has

also

entered

into

short-term

leasing

arrangements,

primarily

for

the

lease

of

branch

locations

and

other
locations,

to operate its consumer

business in South Africa.

The Company’s

short-term lease expense during

the three months ended
September 30, 2023 and 2022, was $
0.9

million and $
1.1

million, respectively.
The following table presents supplemental balance

sheet disclosure related to the

Company’s right-of-use assets and its operating
lease liabilities as of September 30, 2023 and June 30, 2023:
September 30, June 30,
2023 2023
Right of use assets obtained in exchange for lease obligations:
Weighted average

remaining lease term (years)
3.71
1.77
Weighted average

discount rate (percent)
10.1
9.7
The maturities of the Company’s

operating lease liabilities as of September 30, 2023, are presented below:
Maturities of operating lease liabilities
Year

ended June 30,
2024 (excluding three months to September 30, 2023) $
1,699
2025
1,638
2026
1,305
2027
1,239
2028
1,159
Thereafter
120
Total undiscounted

operating lease liabilities
7,160
Less imputed interest
1,357
Total operating lease liabilities,

included in
5,803
Operating lease liability - current
1,722
Operating lease liability - long-term $
4,081
17.

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
Note 21

to the Company’s

audited consolidated

financial statements

included in

its Annual Report

on Form 10-K

for the year

ended
June 30, 2023.
The

Company

analyzes

its

business

and

operations

in

terms

of
two

inter-related

but

independent

operating

segments:
(1) Consumer Division (“Consumer”) and (2) Merchant Division (“Merchant

”).

17.

Operating segments

(continued)
Operating segments (continued)
The reconciliation of the

reportable segment’s revenue to revenue from external

customers for the three

months ended September
30, 2023 and 2022, is as follows:
Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
121,361
$
852
$
120,509
Consumer
15,580
-
15,580
Total for the three

months ended September 30, 2023
$
136,941
$
852
$
136,089
Merchant
$
109,782
$
-
$
109,782
Consumer
15,004
-
15,004
Total for the three

months ended September 30, 2022
$
124,786
$
-
$
124,786
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
of goodwill or other intangible

assets, other items (including gains

or losses on disposal

of investments, fair value adjustments

to equity
securities), interest income, interest expense, income tax

expense or loss from equity-accounted investments

to its reportable segments.
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

non-
recurring expense

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
The reconciliation of

the reportable segments’

measures of profit or

loss to loss before

income tax expense for

the three months
ended September 30, 2023 and 2022, is as follows:
Three months ended
September 30,
2023 2022
Reportable segments measure of profit or loss

$
10,541
$
6,499
Operating loss: Group costs
(1,822)
(2,300)
Once-off costs
(78)
(598)
Unrealized Loss FV for currency adjustments
(102)
-
Lease adjustments
(696)
(812)
Stock-based compensation charge adjustments
(1,759)
(1,462)
Depreciation and amortization
(5,856)
(5,998)
Reversal of allowance of EMI doubtful debt
250
-
Gain on disposal of equity-accounted investments
-
248
Interest income

449
411
Interest expense

(4,909)
(4,036)
Loss before income tax expense $
(3,982)
$
(8,048)

17.

Operating segments (continued)
Operating segments (continued)
The following

tables summarize

segment

information

that is

prepared

in accordance

with GAAP

for

the three

months

ended
September 30, 2023 and 2022:
Three months ended
September 30,
2023 2022
Revenues
Merchant $
121,361
$
109,782
Consumer
15,580
15,004
Total reportable segment

revenue
136,941
124,786
Segment Adjusted EBITDA
Merchant (1)
8,061
7,893
Consumer (1)
2,480
(1,394)
Total Segment Adjusted

EBITDA
10,541
6,499
Depreciation and amortization
Merchant
2,078
1,825
Consumer
169
245
Subtotal: Operating segments

2,247
2,070
Group costs
3,609
3,928
Total

5,856
5,998
Expenditures for long-lived assets
Merchant
2,763
3,873
Consumer
46
628
Subtotal: Operating segments

2,809
4,501
Group costs
-
-
Total

$
2,809
$
4,501
(1)

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchment

costs

of

$
0.2

million

(ZAR
4.6

million)

and

Consumer
includes retrenchment costs of $
0.1

million (ZAR
1.5

million) for the three months ended September 30, 2023.
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
For the three months ended September 30, 2023, the Company’s effective tax rate was impacted by the tax expense recorded

by
the

Company’s

profitable

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

18.

Income tax (continued)
Uncertain tax positions (continued)
The Company had
no

significant uncertain

tax positions during

the three months

ended September 30,

2023, and therefore,

the
Company had
no

accrued interest related to uncertain tax positions

on its balance sheet. The Company does
no
t expect changes related
to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.
The Company

has
no

unrecognized tax benefits.

The Company

files income tax

returns mainly

in South Africa,

Botswana and
in the U.S. federal jurisdiction. As of September 30, 2023, the Company’s

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
RMB has

issued

guarantees

to

these

third

parties

amounting

to

ZAR
33.1

million

($
1.7

million,

translated

at

exchange

rates
applicable as of September 30, 2023) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between
3.42
% per annum to
3.44
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
Nedbank has

issued guarantees

to these

third parties

amounting to

ZAR
2.1

million ($
0.1

million, translated

at exchange

rates
applicable as of September 30, 2023) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of
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

September 30,

2023). As

discussed in

Note 8,

the Company

has ceded

and pledged

certain bank
accounts to Nedbank as

security for the guarantees

issued by them

with an aggregate value

of ZAR
2.1

million ($
0.1

million, translated
at

exchange

rates

applicable

as of

September

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

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2023,
and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.
U.S. securities laws

require that when

we publish any

non-GAAP measures, we

disclose the reason

for using these

non-GAAP
measures

and

provide

reconciliations

to

the

most

directly

comparable

GAAP

measures.

We

discuss

why

we

consider

it

useful

to
present these non

-GAAP measures and

the material risks

and limitations of

these measures, as

well as a

reconciliation of these

non-
GAAP measures

to the

most directly

comparable GAAP

financial measure

below at

“—Results of

Operations—Use of

Non-GAAP
Measures” below.
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

June 30, 2023.

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

Recent Developments

We

experienced

continued improvement

in our

financial performance

in the

first quarter

of fiscal

2024 as

a result

of positive
operational momentum in both of our Merchant and Consumer divisions.

Revenue

of

$136.1

million

(ZAR

2.5

billion)

was

at

the

upper

end

of

our

revenue

guidance

despite

prevailing

negative
macroeconomic and socio-political conditions in South Africa.
We

reached

an

important

milestone

this

quarter,

with

operating

income

turning

positive

to

$0.2

million

(ZAR

4.2

million),
compared

with

an

operating

loss

of

$4.7

million

(ZAR

80.0

million)

during

the

first

quarter

of

fiscal

2023.

We

delivered

Group
Adjusted EBITDA,

a non-GAAP measure,

of ZAR 162.5

million ($8.7 million)

this quarter,

compared to Group

Adjusted EBITDA
of ZAR 71.9

million ($4.2

million) in

fiscal 2023.

The continued

resilience of

our business model

in a challenging

environment for
our merchant and consumer customers demonstrates the value they place on our services.

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
Merchant Division

The year-on-year

growth achieved

by our

Merchant Division

is supported

by the

robust secular

trends underpinning

financial
inclusion, cash management

and digitalization for

micro, small

and medium enterprises

(“MSMEs”), especially in

the informal markets
of South Africa, where we have a leading market position.

Performance in our Merchant division has been driven by:
●
Kazang, our VAS

and supplier payments business,

continues to see adoption

by MSMEs in the informal

sector, with a

34%
year-on-year growth in the number of devices

deployed. We had approximately 77,000 devices deployed as of September

30,
2023,

compared

to

approximately

57,000

devices

one

year ago.

We

experienced

a

slight slowdown

in

net

device

growth
during our current quarter, growing by

just over 2,000 devices.

o
The reason

for the

slight slowdown

in net

growth is

attributed to

a more

selective device

placement strategy

that
followed

the

six

month

period

to

March

31,

2023,

during

which

we

installed

a

significant

number

of

devices

at
informal merchants to support their supplier payments to three major FMCG companies in South Africa. Following that accelerated roll out program we have prioritised deployment at merchants where we can sell more products and services through

the channel

and earn

higher margins.

Therefore, during

the fourth

quarter of

fiscal 2023

and the
first quarter of fiscal 2024 we focused on optimising this new fleet and removing sub-optimal devices.

o
As communicated in the fourth quarter of fiscal 2023, our product mix for VAS sales has changed with low-margin
money

transfers

reducing

significantly,

currently

approximately

5%

of

VAS

throughput

is

money

transfers,
compared to approximately 30% a year ago. The impact on overall profitability has not been material.

●
We

provide card acquiring

solutions in the informal

sector via Kazang

Pay and in

the formal sector we

provide this service
through Card

Connect. Card-enabled

POS devices increased

to approximately

46,600 as of

September 30,

2023, compared
to approximately 27,700 a year ago, a growth of 68% in deployed devices;

●
Our Merchant Credit

offering includes Capital Connect

in the

formal market and

Kazang Pay Advance

in the informal

market.
We

disbursed ZAR

196 million during

this quarter,

compared to approximately

ZAR 226 million

in the comparable

period
last year, representing a 13% decrease.

In the formal market we continue to see demand for our

merchant credit offering but
as previously disclosed,

we experienced a

slight pullback in

credit extension in

this business

since March 2023

as we

tightened
our

credit

criteria

in

response

to

the

higher

interest

rate

and

inflationary

pressures

in

the

South

African

economy.

In

the
informal

market, as

we innovate

and

execute quickly

in the

Merchant

Division, we

have decided

the current

Kazang Pay
Advance credit product is not suitable to continue with, especially in the high interest rate environment,

and have suspended
it,

while

we

explore

other

options

with

respect

to

our

Kazang

Pay

Advance

offering.

Overall,

Kazang

Pay

Advance

has
generated positive returns despite recent losses incurred being greater than expected. A reduction in origination of

new loans,
loan book and disbursements is primarily a result of the decision to suspend Kazang Pay Advance during the period but was
also partially impacted by the slight pull back in credit

extension in Capital Connect.

●
Our

automated

cash management

offering,

Cash Connect,

effectively

puts

the “bank”

in approximately

4,400

merchants’
stores, compared

to approximately

4,200 merchants’

stores a year

ago. Cash

Connect is

a provider

of robust

cash vaults

in
the formal

sector and

is building

a presence

in the

informal sector.

Cash Connect

enables our

merchant

customer base

to
significantly mitigate their

operational risks pertaining

to cash

management and security. Our

new ATM recycler is generating
strong interest,

and this business

has been

transferred to

our Merchant

Division, where

it has been

fully integrated

into our
Cash Connect proposition as an alternative to vaults for our merchant customers.
Consumer Division

Over the past five quarters we have consistently referenced the three levers underpinning our strategy of returning the Consumer
Division to profitability – (i) growing active EasyPay Everywhere (“EPE”) account numbers, (ii) increasing average revenue per user
(“ARPU”) through cross-selling and (iii) cost optimization.

The progress on our three key initiatives is as follows:
● Driving customer acquisition
o
Our total

active EPE

transactional

account base

stood at

more than

1.3 million

at the

end of

September 2023,

of
which more than

1.1 million (or

more than 85%)

are permanent grant

recipients. The balance

comprises Social Relief
of Distress (“SRD”) grant

recipients, which was introduced

during the COVID pandemic and

extended in calendar
2023.

o
Our priority

is to grow

our permanent

grant recipient

customers base,

where we

can build

deeper relationships

by
offering other products such as insurance and lending. We do not offer the same breadth of service to the SRD grant base due

to the

temporary nature

of the

grant. Gross

EPE account

activations, for

the permanent

base, during

our
current

quarter

showed

significant

improvement

due

to

various

strategic

initiatives.

We

achieved

approximately
76,000 gross account activations in

the first quarter, compared

to approximately 45,000 in the first

quarter of fiscal
2023.

After

adjusting

for

account

churn,

net

active

account

growth

for

the

quarter

was

approximately

42,000
accounts, compared to approximately 2,700 in first quarter of fiscal 2023

●
Progress on cross

selling
EasyPay Loans

o
We

originated

approximately 222,000

loans during

the quarter

with our

consumer loan

book, before

allowances,
increasing 20% to

ZAR 423 million

as at September

30, 2023, compared

to ZAR 351

million as of

September 30,
2022.
o
We have not

amended our credit scoring or other lending criteria to grow our Consumer lending book.
o
The

loan

conversion

rate

continues

to

improve

following

the

implementation

of

a

number

of

targeted

consumer
lending campaigns during the current quarter.
o
The portfolio loss ratio,

calculated as the loans

written off during the

period as a percentage

of the total loan book,
remains flat at approximately 6% on an annualized basis, compared to the fourth quarter of fiscal 2023.
EasyPay Insurance

o
Our insurance product sales continue to grow and

is a material contributor to the

improvement in our overall ARPU.
We

have been able

to improve customer penetration

to more than 30%

of our active permanent

grant account base
as of September

30, 2023, compared

to below 25% as

of September 30, 2022.

Approximately 37,500 new

policies
were written

in the

quarter,

compared to

approximately 25,000

in the

comparable period

in fiscal

2023. The

total
number of active policies has

grown by 34% to approximately

359,000 policies as of September

30, 2023, compared
to September 30, 2022.
ARPU

o
ARPU

for

our

permanent

client

base

has

increased

to

above

ZAR

83

for

the

first

quarter

of

fiscal

2024,

from
approximately ZAR 74 in the first quarter of fiscal 2023.

Economic Environment and Impact of loadshedding

Overall, we have

seen no significant change

in the operating environment

during the quarter.

The trading environment

remains
challenging

in

South

Africa

with

interest

rates,

inflation

and

unemployment

remaining

at

elevated

levels.

These

factors

are
compounded by daily power cuts (known as load-shedding

in South Africa), although we did see a reduction in load shedding during
this quarter. Power disruptions adversely impact our customers, especially in our Merchant Division, where they lose valuable trading hours if they

do not have

access to alternative power

supplies and back-up

facilities to process electronic

payments and value-added
services.

The

negative

impact

is,

however,

to

some

extent

mitigated

as

our

customer

base

is

geographically

diversified,

and

the
rotational nature

of load-shedding

results in

localized power

cuts over

shorter time

periods, allowing

merchants to

make up

for lost
trading hours.
Notwithstanding

the

challenging

operating

environment,

our

Merchant

and

Consumer

Divisions

continue

to

demonstrate

the
resilience of our business model, which is firmly underpinned by the relevance and value of our offering to our target

market.

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

that reflect

significant judgments

or uncertainties

and may

potentially result

in materially

different

results under

different
assumptions

and

conditions.

We

have

identified

the

following

critical

accounting

policies that

are

described

in

more

detail

in

our
Annual Report on Form 10-K for the year ended June 30, 2023:

●
Business Combinations and the Recoverability of Goodwill;
●
Intangible Assets Acquired Through Acquisitions;
●
Revenue recognition – principal versus agent considerations;
●
Valuation

of investment in Cell C;
●
Recoverability of equity securities and equity-accounted investments;
●
Deferred Taxation;
●
Stock-based Compensation;
●
Accounts Receivable and Allowance for Doubtful Accounts Receivable;

and
●
Lending.

ZAR: US $ Exchange Rates
First quarter
Second quarter
Third quarter
Fourth quarter
20.00
19.00
18.00
17.00
16.00
15.00
ZAR:US $
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-29
Mar-31
Apr-30
May-31
Jun-30
F2024 ZAR
F2023 ZAR

Recent accounting pronouncements adopted
Refer to Note

1 to

our unaudited condensed

consolidated financial statements

for a full

description of accounting

pronouncements
adopted, including the dates of adoption and the effects on

our unaudited condensed consolidated financial statements.
Recent accounting pronouncements not yet adopted

as of September 30, 2023
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
September 30, June 30,
2023 2022 2023
ZAR : $ average exchange rate

18.6457 17.0201 17.7641
Highest ZAR : $ rate during period

19.2202 18.0545 19.7558
Lowest ZAR : $ rate during period

17.6278 16.2035 16.2034
Rate at end of period

18.9236 18.0126 18.8376
Translation exchange

rates for financial reporting purposes
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis.

Thus, the average rates used
to translate

this data

for the

three months

ended September

30, 2023

and 2022,

vary slightly

from the

averages shown

in the

table
above.

Except

as

described

below,

the

translation

rates

we

use

in

presenting

our

results

of

operations

are

the

rates

shown

in

the
following table:
Three months ended
Year

ended
Table 2 September 30, June 30,
2023 2022
2023
Income and expense items: $1 = ZAR

18.7088 17.1307 17.9400
Balance sheet items: $1 = ZAR

18.9236 18.0126 18.8376

We have translated the results of operations

and operating segment information for the three months ended September 30, 2023, provided in the

tables below using

the actual average

exchange rates per

month (i.e. for

each of July

2023, August 2023,

and September
2023) between the USD and ZAR in order to

reduce the reconciliation of information presented to our chief operating decision maker.
The impact

of using

this method

compared with

the average

rate for

the quarter

is not

significant, however,

it does

result in

minor
differences.

We

believe that

presentation using

the average exchange

rates per

month compared

with the

average exchange

rate per
quarter improves the accuracy of the information presented

in our external financial reporting and leads to fewer differences between
our external reporting measures which are supplementally presented in ZAR, and our internal management information, which is also presented in ZAR.

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

Our

operating

segment

revenue

presented

in

“—Results

of

operations

by

operating

segment”

represents

total

revenue

per
operating segment before intercompany

eliminations. A reconciliation between

total operating segment revenue and

revenue, as well
as

the

reconciliation

between

our

segment

performance

measure

and

net

loss

before

tax

(benefits)

expense,

is

presented

in

our
unaudited condensed consolidated financial

statements in Note

17 to those

statements. Our chief

operating decision maker

is our

Group
Chief

Executive

Officer

and

he

evaluates

segment

performance

based

on

segment

earnings

before

interest,

tax,

depreciation

and
amortization

(“EBITDA”),

adjusted

for

items

mentioned

in

the

next

sentence

(“Segment

Adjusted

EBITDA”)

for

each

operating
segment.

We

do not

allocate once

-off

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
Fiscal 2024

and 2023 includes Connect for the entire quarter.
We analyze our business and operations in terms of two

inter-related but independent operating segments: (1) Merchant Division and (2)

Consumer Division.

In addition,

corporate activities

that are

impracticable to

allocate directly

to the

operating segments,

as
well as any inter-segment eliminations, are included in Group costs. Inter-segment revenue eliminations are included in Eliminations.

First quarter of fiscal 2024 compared to first quarter

of fiscal 2023
The following factors had a significant impact on

our results of operations during the first

quarter of fiscal 2024 as compared with
the same period in the prior year:
● Higher revenue:
Our revenues increased 19% in

ZAR, primarily due to an increase in

low margin prepaid airtime sales and
other value added services, as well as

higher transaction, insurance and lending revenues, which was partially offset by lower hardware sales revenue in our POS hardware distribution business given the lumpy nature of bulk sales;
● Operating income generated:
Operating income was

achieved following years

of operating losses as

a result of the

various
cost reduction initiatives in Consumer implemented in prior periods as well as the contribution from Connect;

●
Higher net

interest charge:

The net

interest charge

increased to

$4.5 million

(ZAR 83.1

million) from

$3.6 million

(ZAR
62.1 million) primarily due to higher interest rates; and
●
Foreign

exchange

movements:

The

U.S.

dollar

was 9%

stronger

against the

ZAR during

the

first

quarter

of

fiscal

2024
compared to the prior period, which adversely impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:
Table 3 In United States Dollars
Three months ended September 30,
2023 2022%
$ ’000 $ ’000 change
Revenue

136,089 124,786 9%
Cost of goods sold, IT processing, servicing and support

107,490 100,528 7%
Selling, general and administration

22,515 22,931 (2%)
Depreciation and amortization

5,856 5,998 (2%)
Operating income (loss) 228 (4,671) nm
Reversal of allowance of EMI doubtful debt receivable
250 - nm
Net gain on disposal of equity-accounted investments
- 248 nm
Interest income

449 411 9%
Interest expense

4,909 4,036 22%
Loss before income tax expense

(3,982) (8,048) (51%)
Income tax expense
264 31 752%
Net loss before loss from equity-accounted investments

(4,246) (8,079) (47%)
Loss from equity-accounted investments

1,405 2,617 (46%)
Net loss attributable to us

(5,651) (10,696) (47%)
Table 4 In South African Rand
Three months ended September 30,
2023 2022%
ZAR ’000 ZAR ’000 change
Revenue

2,537,659 2,137,671 19%
Cost of goods sold, IT processing, servicing and support

2,004,465 1,722,115 16%
Selling, general and administration

419,861 392,824 7%
Depreciation and amortization

109,166 102,749 6%
Operating income (loss) 4,167 (80,017) nm
Reversal of allowance of EMI doubtful debt receivable
4,741 - nm
Net gain on disposal of equity-accounted investments
- 4,248 nm
Interest income

8,368 7,041 19%
Interest expense

91,429 69,140 32%
Loss before income tax expense

(74,153) (137,868) (46%)
Income tax expense 4,825 532 807%
Net loss before loss from equity-accounted investments

(78,978) (138,400) (43%)
Loss from equity-accounted investments

26,657 44,831 (41%)
Net loss attributable to us

(105,635) (183,231) (42%)
Revenue increased

by $11.3

million (ZAR

0.4 billion),

or 9.1%

(in ZAR,

18.7%), primarily

due to

the increase

in low

margin
prepaid airtime sales

and other value-added

services, as well

as higher transaction, insurance

and lending revenues, which

was partially
offset by lower hardware sales revenue in our POS hardware distribution business given the lumpy nature of bulk sales.

Cost of goods sold, IT processing, servicing and support increased by $7.0 million

(ZAR 0.3 billion), or 6.9% (in ZAR, 16.4%),
primarily due to the increase in low margin prepaid airtime sales, which were partially offset by the benefits of various cost reduction
initiatives in Consumer and lower insurance-related claims.
Selling, general and administration expenses decreased by $0.4 million, or 1.8%,

and in ZAR increased by ZAR 27.0 million, or
6.9%.

In ZAR, the increase was primarily due

to higher employee-related expenses related to the expansion of our senior management
team,

the

year-over-year

impact

of

inflationary

increases

on

employee-related

expenses

and

the

inclusion

of

expenses

related

to
Connect’s operations, which were

partially offset by the benefits of various cost reduction initiatives in

Consumer.
Depreciation and amortization expense

decreased by $0.1 million, or 2.4%

,

and in ZAR increased by

ZAR 6.4 million or 6.2%.
In the ZAR, the increase was due to an increase in depreciation expense related to additional POS devices deployed.
Our operating income (loss) margin for the first quarter of fiscal 2024 and 2023 was

0.2% and (3.7%), respectively. We

discuss
the components of operating loss margin under “—Results of operations by operating segment.”

We did not record any changes in the fair value of equity interests in MobiKwik and Cell C during the first quarter of fiscal 2024
or 2023, respectively. We

continue to carry our investment in Cell

C at $0 (zero). Refer to Note

4 for the methodology and inputs used
in the fair value calculation for Cell C.
We recorded

a gain of $0.3 million related to

the disposal of our entire interest

in Carbon during the first

quarter of fiscal 2023.
Refer to Note 5 to our unaudited condensed consolidated financial statements for additional information regarding this disposal.
Interest on surplus cash increased

to $0.4 million (ZAR 8.4

million) from $0.4 million (ZAR

7.0 million), primarily due to

higher
interest rates.
Interest

expense increased

to $4.9

million (ZAR

91.4 million)

from $4.0

million (ZAR

69.1 million),

primarily

as a

result of
higher overall interest rates and higher overall borrowings

during the first quarter of fiscal 2024 compared with comparable period in
the prior quarter, which was partially offset

by lower interest expense incurred on certain of our borrowing for which we were able to negotiate lower rates of interest during the latter half of fiscal 2023.
Fiscal 2024 tax expense was $(0.3) million (ZAR (4.8) million) compared to $0.0 million (ZAR 0.5 million) in fiscal 2023. Our
effective tax rate for fiscal 2024 was impacted

by the tax expense recorded by our profitable South

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
Table 5 Three months ended September 30,
2023 2022 $ %
$ ’000 $ ’000 change
Finbond (1,445) (2,631) (45%)
Share of net loss (278) (1,521) (82%)
Impairment (1,167) (1,110) 5%
Other 40 14 186%
Total

loss from equity-accounted investments
(1,405) (2,617) (46%)
Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 6 In United States Dollars
Three months ended September 30,
2023 % of 2022 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 121,361 89% 109,782 88% 11%
Consumer 15,580 11% 15,004 12% 4%
Subtotal: Operating segments

136,941 100% 124,786 100% 10%
Eliminations

(852) - - - nm
Total

consolidated revenue

136,089 100% 124,786 100% 9%
Segment Adjusted EBITDA:
Merchant
(1)
8,061 92% 7,893 188% 2%
Consumer
(1)
2,480 28% (1,394) (33%) nm
Group costs (1,822) (21%) (2,300) (55%) (21%)
Group Adjusted EBITDA (non-GAAP)
(2)
8,719 100% 4,199 100% 108%
(1) Segment Adjusted EBITDA for Merchant includes retrenchments costs of $0.2 million and Consumer includes retrenchment costs of $0.1 million for the three months ended September 30, 2023.
(2) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Table 7 In South African Rand
Three months ended September 30,
2023 % of 2022 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 2,263,001 89% 1,880,642 88% 20%
Consumer 290,629 11% 257,029 12% 13%
Subtotal: Operating segments

2,553,630 100% 2,137,671 100% 19%
Eliminations

(15,971) - - - nm
Total

consolidated revenue

2,537,659 100% 2,137,671 100% 19%
Segment Adjusted EBITDA:
Merchant
(1)
150,181 92% 135,212 188% 11%
Consumer
(1)
46,302 28% (23,880) (33%) nm
Group costs (33,980) (21%) (39,400) (55%) (14%)
Group Adjusted EBITDA (non-GAAP)
(2)
162,503 100% 71,932 100% 126%
(1)

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchments

costs

of

ZAR

4.6

million

and

Consumer

includes
retrenchment costs of ZAR 1.5 million for the three months ended September 30,

2023.
(2) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment revenue

increased due

to the increase

in low margin

prepaid airtime

sales and other

value-added services,

which was
partially offset by lower

hardware sales revenue given

the lumpy nature of bulk sales.

The increase in Segment Adjusted

EBITDA is
primarily due to the higher sales activity, which was partially offset by lower hardware sales. Connect records a significant proportion of its airtime sales in revenue and cost of sales, while only earning a relatively small margin. This significantly depresses the Segment
Adjusted EBITDA margins shown by the business.

Our Segment

Adjusted EBITDA margin

(calculated as Segment

Adjusted EBITDA

divided by revenue)

for the first

quarter of
fiscal 2024 and 2023 was

6.6% and

7.2%, respectively.
Consumer
Segment revenue increased

primarily due to

more transaction fees

generated from the

higher EPE account

holders base, higher
insurance revenues, and an increase

in lending revenue as

a result of an

increase in loan originations.

This increase in revenue,

together
with the cost reduction

initiatives initiated in fiscal

2022 and through

fiscal 2023, have

translated into a turnaround

in the Consumer
Division and the realization of sustained positive Segment Adjusted EBITDA for four consecutive quarters.
Our Segment Adjusted EBITDA (loss) margin for the first quarter of fiscal 2024 and 2023 was

15.9% and

(9.3%),

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
Our group costs for

fiscal 2024 decreased compared

with the prior period

due to lower external

audit, legal and consulting

fees
and lower provision for executive bonuses, which was partially offset by higher employee costs.
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
Table 8 Three months ended
September 30,
2023 2022
$ ’000 $ ’000
Loss attributable to Lesaka - GAAP (5,651) (10,696)
(Earnings) loss from equity accounted investments 1,405 2,617
Net loss before (earnings) loss from equity-accounted investments (4,246) (8,079)
Income tax (benefit) expense 264 31
Loss before income tax expense (3,982) (8,048)
Interest expense 4,909 4,036
Interest income (449) (411)
Reversal of allowance for doubtful EMI loan receivable (250) -
Net gain on disposal of equity-accounted investment - (248)
Operating income (loss) 228 (4,671)
PPA amortization

(amortization of acquired intangible assets)

3,608 3,928
Depreciation and amortization 2,248 2,070
Stock-based compensation charges 1,759 1,462
Lease adjustments 696 812
Once-off items (1) 78 598
Unrealized Loss FV for currency adjustments 102 -
Group Adjusted EBITDA - Non-GAAP 8,719 4,199
(1) The table below presents the components of once-off

items for the periods presented:
Table 9 Three months ended
September 30,
2023 2022
$ ’000 $ ’000
Transaction costs 78 203
Expenses incurred related to closure of legacy businesses - 395
Total once-off

items
78 598
Once-off items are non-recurring in nature, however, certain items may be reported in

multiple quarters. For instance, transaction
costs include costs incurred related to acquisitions and

transactions consummated or ultimately not pursued. The transactions can span multiple

quarters,

for

instance in

fiscal

2022 we

incurred

significant

transaction

costs related

to

the acquisition

of Connect

over

a
number of quarters, and the transactions are generally non-recurring.
Expenses

incurred

related

to close

of

legacy

businesses

represents

costs

incurred

related

to

subsidiaries

which

we

are

in

the
process of deregistering/ liquidation and therefore we consider these costs non

-operational and ad hoc in nature.
Liquidity and Capital Resources
As of September 30, 2023, our

cash and cash equivalents were $35.1

million and comprised of U.S. dollar-denominated balances
of $2.2 million,

ZAR-denominated balances of

ZAR 586.7 million

($31.0 million), and

other currency deposits,

primarily Botswana
pula, of $1.9

million, all amounts

translated at exchange

rates applicable as

of September 30,

2023. The increase

in our unrestricted
cash balances from

June 30, 2023,

was primarily due

to a positive contribution

from our Merchant

and Consumer operations,

which
was partially offset

by the utilization

of cash reserves

to fund certain

scheduled repayments of

our borrowings,

purchase ATMs

and
safe assets, and to make an investment in working capital.

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

September 30, 2023:
Table 10
RMB Facility E RMB Indirect RMB Connect Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities
available, comprising:
Overdraft

- - - - 10,833 205,008 - -
Overdraft restricted as to
use
(1)
73,982 1,400,014 - - - - - -
Total overdraft 73,982 1,400,014 - - 10,833 205,008 - -
Indirect and derivative
facilities
(2)
- - 7,134 134,992 - - 8,273 156,552
Total

short-term
facilities available 73,982 1,400,014 7,134 134,992 10,833 205,008 8,273 156,552
Utilized short-term
facilities:
Overdraft

- - - - 8,983 169,981 - -
Overdraft restricted as to
use
(1)
19,754 373,811 - - - - - -
Indirect and derivative
facilities (2) - - 1,749 33,100 - - 112 2,119
Total

short-term
facilities available 19,754 373,811 1,749 33,100 8,983 169,981 112 2,119
Interest

rate,

based

on
South African prime rate 11.75% 11.65%
(1) Overdraft may only be used to fund ATMs

and upon utilization is considered restricted cash.
(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support
guarantees issued by RMB and Nedbank to various third parties on our behalf.
Long-term borrowings
We

have

aggregate

long-term

borrowing

outstanding

of

ZAR

2.5

billion

($134.2

million

translated

at

exchange

rates

as

of
September 30, 2023)

as described in Note

8. These borrowings

include outstanding long-term

borrowings obtained by Lesaka

SA of
ZAR 1.0 billion,

including accrued

interest, which

was used to

partially fund

the acquisition of

Connect. The Lesaka

SA borrowing
arrangements

were amended

in March

2023 to

include

a ZAR

200

million

revolving

credit facility.

We

used this

revolving

credit
facility during

the three

months ended

September 30,

2023, and

ZAR 10.0

million was

drawn

as of

September 30,

2023, with

the
remaining balance available for utilization in the future. In contemplation of the Connect transaction, Connect obtained total facilities
of approximately

ZAR 1.3 billion,

which were

utilized to repay

its existing borrowings,

to fund a

portion of

its capital expenditures
and to settle

obligations under the

transaction documents,

and which has

subsequently been

upsized for its

operational requirements
and has an outstanding balance as of September 30,

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

2023,

includes

restricted

cash

of
approximately

$19.8

million

related to

cash withdrawn

from our

debt facility

to fund

ATMs.

This cash

may

only

be used

to fund
ATMs

and is considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.
We have

also entered into cession and pledge

agreements with Nedbank related to

our Nedbank indirect credit facilities

and we
have ceded and pledged

certain bank accounts to

Nedbank. The funds included

in these bank accounts

are restricted as they

may not
be withdrawn without the express

permission of Nedbank. Our cash,

cash equivalents and restricted

cash presented in our consolidated
statement of

cash flows

as of

September 30,

2023, includes

restricted

cash of

approximately

$0.1 million

that has

been ceded

and
pledged.
Cash flows from operating activities
First quarter
Net cash provided

by operating activities

during the first

quarter of fiscal

2024 was $3.4

million (ZAR 63.1

million) compared
to net cash used

in operating activities of

$7.7 million (ZAR 131.2

million) during the first

quarter of fiscal 2023.

Excluding the impact
of

income

taxes,

our

cash

provided

by

operating

activities

during

the

first

quarter

of

fiscal

2024

was

positively

impacted

by

the
contribution

from

Merchant

and

Consumer,

which

was

partially

offset

by

growth

in

our

consumer

and

merchant

finance

loans
receivable

books

and

temporary

working

capital

movements

within

our

merchant

business

as

a

result

of

quarter-end

transaction
processing activities closing on a Saturday and settled in the following week.
During the first quarter of fiscal

2024, we paid first provisional South

African tax payments of $0.6 million

(ZAR 10.9 million)
related

to our

2023

tax year.

During

the first

quarter of

fiscal

2023,

we

paid

first provisional

South

African

tax payments

of

$0.5
million (ZAR 8.2 million) related to our 2023 tax year, and additional second provisional South African tax payments of $0.2 million
(ZAR 3.4 million) related to our 2022 tax year.
Taxes paid during

the first quarter of fiscal 2024 and 2023 were as follows:
Table 11 Three months ended September 30,
2023 2022 2023 2022
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments

- 492 - 8,216
Second provisional payments

- 191 - 3,371
Taxation paid related

to prior years

572 - 10,859 -
Tax refund received (31) (57) (640) (970)
Total South African

taxes paid

541 626 10,219 10,617
Foreign taxes paid 63 51 1,196 886
Total

tax paid

604 677 11,415 11,503
Cash flows from investing activities
First quarter
Cash used

in

investing

activities

for

the

first

quarter

of

fiscal

2024

included

capital

expenditures

of

$2.8

million

(ZAR 52.6
million), primarily due to the acquisition of safe assets and POS devices.
Cash

used

in

investing

activities

for

the

first

quarter

of

fiscal

2023

included

capital

expenditures

of

$4.5

million

(ZAR 77.1
million), primarily due to the acquisition of safe assets, POS devices and computer equipment.

During the first quarter of fiscal 2023,
we received proceeds $0.25 million related

to the first tranche (of two) from

the disposal of our entire interest

in Carbon. The second
tranche, of $0.25 million, was received in October 2023.

Cash flows from financing activities
First quarter
During the

first quarter

of fiscal

2024,

we utilized

approximately $59.6

million from

our South

African overdraft

facilities to
fund

our

ATMs

and

our

cash

management

business

through

Connect,

and

repaid

$62.8

million

of

those

facilities.

We

utilized
approximately $2.5 million of our long-term borrowings to fund the acquisition of certain capital expenditures and for working capital
requirements.

We

repaid approximately

$2.6 million of

long-term borrowings in

accordance with our

repayment schedule as

well as
to settle a portion of our revolving credit facility utilized.

During the

first quarter

of fiscal 2023,

we utilized approximately

$146.1 million

from our South

African overdraft

facilities to
fund

our

ATMs

and

our

cash

management

business

through

Connect,

and

repaid

$136.9

million

of

those

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
Off-Balance Sheet Arrangements
We have no off

-balance sheet arrangements.

Capital Expenditures
We

expect capital

spending for the

second quarter of

fiscal 2024

to primarily include

spending for acquisition

of POS devices,
safe assets,

computer software,

computer and

office equipment,

as well as

for our ATM

infrastructure and

branch network

in South
Africa. Our capital expenditures

for the first

quarter of fiscal 2024

and 2023 are

discussed under “—Liquidity and

Capital Resources—
Cash flows

from investing

activities.” All

of our

capital expenditures

for the

past three

fiscal years

were funded

through internally
generated

funds,

or,

following

the

Connect

acquisition,

our

asset-backed

borrowing

arrangement.

We

had

outstanding

capital
commitments as of September 30, 2023, of $0.7 million. We expect to fund these expenditures through internally generated funds and available facilities.

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

September 30, 2023.

The effect

of a hypothetical

1% (i.e.
100 basis points)

increase and a 1%

decrease in the

interest rates applicable

to the borrowings

as of September

30, 2023, are shown.
The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 12 As of September 30, 2023
Annual expected
interest charge

($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates

($ ’000)
Interest on South African borrowings 20,667 1% 22,304
(1%) 19,033

Item 4. Controls and Procedures
Under the supervision and

with the participation of our

management, including our

group chief executive officer

and our group
chief financial officer, we conducted an evaluation

of our disclosure controls and procedures, as such term is defined under Rule 13a-
15(e) promulgated

under the Securities

Exchange Act

of 1934, as

amended, as of

September 30, 2023.

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

September 30, 2023.
Changes in Internal Control over Financial Reporting
There have not

been any changes

in our internal

control over financial

reporting during

the fiscal quarter

ended September

30,
2023,

that have materially affected, or are reasonably likely to materially affect,

our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
See “Item

1A RISK

FACTORS”

in Part

I of

our Annual

Report on

Form 10-K

for the

fiscal year

ended June

30, 2023,

for a
discussion

of

risk

factors

relating

to

(i)

our

business,

(ii)

operating

in

South

Africa

and

other

foreign

markets,

(iii) government
regulation, and (iv) our common stock. There have been no material changes from the risk factors previously disclosed in our Annual
Report on Form 10-K for the fiscal year ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds
None.

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