Form 10-Q
period 2023-12-31
LESAKA TECHNOLOGIES INC
filed 2024-02-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
December 31, 2023
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

February 1,

2024 (the

latest practicable

date),
62,385,662

shares of

the registrant’s

common stock,

par
value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table

of Contents
Page No.
PART

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and June
30, 2023
2
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2023 and 2022
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three and six months ended December 31, 2023 and 2022
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three and six months ended December 31, 2023 and 2022
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2023 and 2022
7
Notes to Unaudited Condensed Consolidated Financial Statements 8
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
41
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
59
Item 4.
Controls and Procedures
60
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
61
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
61
Item 5. Other Information 61
Item 6.
Exhibits
62
Signatures
63
EXHIBIT 44
EXHIBIT 45

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
December 31, June 30,
2023 2023 (A)
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
44,316
$
35,499
Restricted cash related to ATM funding

and credit facilities (Note 8)
23,522
23,133
Accounts receivable, net and other receivables (Note 2)
41,114
25,665
Finance loans receivable, net (Note 2)
39,056
36,744
Inventory (Note 3)
27,622
27,337
Total current assets before settlement assets
175,630
148,378
Settlement assets
26,974
15,258
Total current assets
202,604
163,636
PROPERTY,

PLANT AND EQUIPMENT, net of accumulated depreciation of - December: $
39,667

June:
$
36,563
28,340
27,447
OPERATING LEASE RIGHT-OF-USE (Note 16)
5,649
4,731
EQUITY-ACCOUNTED INVESTMENTS

(Note 5)
161
3,171
GOODWILL (Note 6)
137,666
133,743
INTANGIBLE ASSETS, NET (Note 6)
117,953
121,597
DEFERRED INCOME TAXES
10,256
10,315
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)
77,963
77,594
TOTAL ASSETS
580,592
542,234
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)
23,407
23,021
Short-term credit facilities (Note 8)
9,291
9,025
Accounts payable
18,884
12,380
Other payables (Note 9)
45,115
36,297
Operating lease liability - current (Note 16)
1,691
1,747
Current portion of long-term borrowings (Note 8)
3,429
3,663
Income taxes payable
670
1,005
Total current liabilities before settlement obligations
102,487
87,138
Settlement obligations
26,090
14,774
Total current liabilities
128,577
101,912
DEFERRED INCOME TAXES
45,929
46,840
OPERATING LEASE LIABILITY - LONG TERM (Note 16)
4,108
3,138
LONG-TERM BORROWINGS (Note 8)
139,337
129,455
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)
2,489
1,982
TOTAL LIABILITIES
320,440
283,327
REDEEMABLE COMMON STOCK
79,429
79,429
EQUITY
COMMON STOCK (Note 10)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - December:
64,443,523

June:
63,640,246
83
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

December:
-

June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
339,149
335,696
TREASURY SHARES, AT

COST: December:
25,295,261

June:
25,244,286
(288,436)
(288,238)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 11)
(189,378)
(195,726)
RETAINED EARNINGS
319,305
327,663
TOTAL LESAKA EQUITY
180,723
179,478
NON-CONTROLLING INTEREST
-
-
TOTAL EQUITY
180,723
179,478
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
580,592
$
542,234
(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended Six months ended
December 31, December 31,
2023 2022 2023 2022
(In thousands, except per share
data)
(In thousands, except per share
data)
REVENUE (Note 15) $
143,893
$
136,068
$
279,982
$
260,854
EXPENSE
Cost of goods sold, IT processing, servicing and support
114,266
108,824
221,756
209,352
Selling, general and administration
21,541
23,517
44,056
46,448
Depreciation and amortization
5,813
5,919
11,669
11,917
OPERATING INCOME (LOSS)
2,273
(2,192)
2,501
(6,863)
REVERSAL OF ALLOWANCE FOR

DOUBTFUL EMI DEBT
RECEIVABLE
-
-
250
-
(LOSS) GAIN ON DISPOSAL OF EQUITY-ACCOUNTED
INVESTMENT (Note 5)
-
(112)
-
136
INTEREST INCOME
485
389
934
800
INTEREST EXPENSE
4,822
4,388
9,731
8,424
LOSS BEFORE INCOME TAX EXPENSE
(2,064)
(6,303)
(6,046)
(14,351)
INCOME TAX EXPENSE (Note 18)
686
364
950
395
NET LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-
ACCOUNTED INVESTMENTS
(2,750)
(6,667)
(6,996)
(14,746)
EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS
(Note 5)
43
18
(1,362)
(2,599)
NET LOSS ATTRIBUTABLE

TO LESAKA
$
(2,707)
$
(6,649)
$
(8,358)
$
(17,345)
Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Lesaka shareholders $
(0.04)
$
(0.11)
$
(0.13)
$
(0.28)
Diluted loss attributable to Lesaka shareholders $
(0.04)
$
(0.11)
$
(0.13)
$
(0.28)
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended Six months ended
December 31, December 31,
2023 2022 2023 2022
(In thousands) (In thousands)
Net loss $
(2,707)
$
(6,649)
$
(8,358)
$
(17,345)
Other comprehensive income (loss), net of taxes
Movement in foreign currency translation reserve
6,112
12,155
5,268
(9,938)
Release of foreign currency translation reserve related to
disposal of Finbond equity securities (Note 11)
1,543
97
1,543
99
Release of foreign currency translation reserve related to
liquidation of subsidiaries
(952)
-
(952)
-
Movement in foreign currency translation reserve related
to equity-accounted investments
-
-
489
2,441
Total other comprehensive

income (loss), net of
taxes
6,703
12,252
6,348
(7,398)
Comprehensive income (loss)
3,996
5,603
(2,010)
(24,743)
Comprehensive income (loss) attributable to
Lesaka $
3,996
$
5,603
$
(2,010)
$
(24,743)
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
Shares repurchased (Note 12)
(30,102)
(108)
(30,102)
-
(108)
(108)
Restricted stock granted (Note 12)
1,151,229
1,151,229
-
-
Exercise of stock options
107,826
-
107,826
327
327
327
Stock-based compensation charge
(Note 12) -
2,849
2,849
2,849
Stock-based compensation charge
related to equity-accounted investment
(Note 5) -
(4)
(4)
(4)
Net loss -
(6,649)
(6,649)
-
(6,649)
Other comprehensive income (Note
11)
12,252
12,252
-
12,252
Balance – December 31, 2022
88,708,191
$
83
(24,956,854)
$
(287,244)
63,751,337
$
332,537
$
345,392
$
(176,238)
$
214,530
$
-
$
214,530
$
79,429
For the six months ended December 31, 2022 (dollar

amounts in thousands)
Balance – July 1, 2022
87,215,613
$
83
(24,891,292)
$
(286,951)
62,324,321
$
327,891
$
362,737
$
(168,840)
$
234,920
$
-
$
234,920
$
79,429
Share repurchased (Note 12)
-
(65,562)
(293)
(65,562)
(293)
(293)
Restricted stock granted
1,382,752
1,382,752
-
-
Exercise of stock options
109,826
-
109,826
333
333
333
Stock-based compensation charge
(Note 12)
4,311
4,311
4,311
Reversal of stock-based compensation
charge (Note 12)
-
-
-
-
-
Stock-based compensation charge
related to equity-accounted investment
2
2
2
Net loss
(17,345)
(17,345)
-
(17,345)
Other comprehensive loss (Note 11)
(7,398)
(7,398)
-
(7,398)
Balance – December 31, 2022
88,708,191
$
83
(24,956,854)
$
(287,244)
63,751,337
$
332,537
$
345,392
$
(176,238)
$
214,530
$
-
$
214,530
$
79,429
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended December 31, 2023 (dollar amounts

in thousands)
Balance – October 1, 2023
88,883,198
$
83
(25,244,286)
$
(288,238)
63,638,912
$
337,490
$
322,012
$
(196,081)
$
175,266
$
-
$
175,266
$
79,429
Shares repurchased (Note 12)
-
(50,975)
(198)
(50,975)
(198)
(198)
Restricted stock granted (Note 12)
868,996
868,996
-
-
Exercise of stock option (Note 12)
592
-
592
2
2
2
Stock-based compensation charge
(Note 12) - -
1,812
1,812
1,812
Reversal of stock-based compensation
charge (Note 12)
(14,002)
(14,002)
(8)
(8)
(8)
Stock-based compensation charge
related to equity-accounted investment
(Note 5)
(147)
(147)
(147)
Net loss
(2,707)
(2,707)
-
(2,707)
Other comprehensive income (Note
11)
6,703
6,703
-
6,703
Balance – December 31, 2023
89,738,784
$
83
(25,295,261)
$
(288,436)
64,443,523
$
339,149
$
319,305
$
(189,378)
$
180,723
$
-
$
180,723
$
79,429
For the six months ended December 31, 2023 (dollar

amounts in thousands)
Balance – July 1,

2023
88,884,532
$
83
(25,244,286)
$
(288,238)
63,640,246
$
335,696
$
327,663
$
(195,726)
$
179,478
$
-
$
179,478
$
79,429
Shares repurchased (Note 12)
(50,975)
(198)
(50,975)
(198)
(198)
Restricted stock granted
868,996
868,996
-
-
-
Exercise of stock option (Note 12)
7,385
-
7,385
23
23
23
Stock-based compensation charge
(Note 12) - -
3,580
3,580
3,580
Reversal of stock-based compensation
charge (Note 12)
(22,129)
(22,129)
(17)
(17)
(17)
Stock-based compensation charge
related to equity-accounted investment
(Note 5)
(133)
(133)
(133)
Net loss
(8,358)
(8,358)
-
(8,358)
Other comprehensive income (Note
11)
6,348
6,348
-
6,348
Balance – December 31, 2023
89,738,784
$
83
(25,295,261)
$
(288,436)
64,443,523
$
339,149
$
319,305
$
(189,378)
$
180,723
$
-
$
180,723
$
79,429
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended Six months ended
December 31, December 31,
2023 2022 2023 2022
(In thousands) (In thousands)
Cash flows from operating activities
Net loss $
(2,707)
$
(6,649)
$
(8,358)
$
(17,345)
Depreciation and amortization
5,813
5,919
11,669
11,917
Movement in allowance for doubtful accounts receivable
1,164
1,480
2,689
2,529
Fair value adjustment related to financial liabilities
(836)
81
(870)
144
Loss on disposal of equity-accounted investments (Note 5)
-
112
-
(136)
(Earnings) Loss from equity-accounted investments
(43)
(18)
1,362
2,599
Movement in allowance for doubtful loans to equity-accounted investments
-
-
(250)
-
Profit on disposal of property, plant and equipment
(163)
(113)
(199)
(321)
Movement in interest payable
(1,573)
1,436
191
1,462
Facility fee amortized
89
196
316
445
Stock-based compensation charge (Note 12)
1,804
2,849
3,563
4,311
Dividends received from equity-accounted investments
54
-
54
21
(Increase) Decrease in accounts receivable

(13,157)
1,962
(15,502)
(981)
Increase in finance loans receivable
(2,889)
(5,230)
(3,377)
(8,811)
Decrease (Increase) in inventory
985
(1,193)
506
(1,472)
Increase in accounts payable and other payables
13,728
4,829
14,103
4,391
(Decrease) Increase in taxes payable
(654)
(513)
(346)
129
Decrease in deferred taxes
(1,032)
(1,728)
(1,594)
(3,122)
Net cash provided by (used in) operating activities
583
3,420
3,957
(4,240)
Cash flows from investing activities
Capital expenditures
(2,198)
(3,992)
(5,007)
(8,493)
Proceeds from disposal of property, plant and equipment
436
345
720
762
Acquisition of intangible assets
(47)
(120)
(182)
(120)
Proceeds from disposal of equity-accounted investment (Note 5)
3,508
138
3,508
391
Loan to equity-accounted investment (Note 5)
-
-
-
(112)
Repayment of loans by equity-accounted investments
250
-
250
112
Net change in settlement assets
(43)
(10,131)
(11,280)
(12,015)
Net cash provided by (used in) investing activities
1,906
(13,760)
(11,991)
(19,475)
Cash flows from financing activities
Proceeds from bank overdraft (Note 8)
69,012
167,224
128,586
313,292
Repayment of bank overdraft (Note 8)
(66,048)
(175,380)
(128,841)
(312,302)
Long-term borrowings utilized (Note 8)
8,557
9,083
11,028
10,142
Repayment of long-term borrowings (Note 8)
(3,184)
(1,688)
(5,813)
(3,268)
Acquisition of treasury stock (Note 12)
(198)
(108)
(198)
(293)
Proceeds from exercise of stock options
2
327
23
333
Guarantee fee
-
(100)
-
(100)
Net change in settlement obligations
197
9,581
10,893
11,568
Net cash provided by financing activities
8,338
8,939
15,678
19,372
Effect of exchange rate changes on cash and cash equivalents
2,005
4,806
1,562
(3,681)
Net increase (decrease) in cash, cash equivalents and restricted cash
12,832
3,405
9,206
(8,024)
Cash, cash equivalents and restricted cash – beginning of period
55,006
93,371
58,632
104,800
Cash, cash equivalents and restricted cash – end of period (Note 14) $
67,838
$
96,776
$
67,838
$
96,776
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2023 and 2022
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
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
months ended December 31, 2023 and

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
Recent accounting pronouncements not yet adopted

as of December 31, 2023
In

November

2023.

the

FASB

issued

guidance

regarding
Segment

Reporting

(Topic

280)

to

improve

reportable

segment
disclosure

requirements,

primarily

through

enhanced

disclosures

about

significant

segment

expenses.

In

addition,

the

guidance
enhances

interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss,

provides

new segment

disclosure

requirements

for entities

with a

single reportable

segment,

and

contains

other disclosure
requirements. This

guidance is

effective

for the

Company beginning

July 1,

2024 for

its year

ended June

30, 2025,

and for

interim
periods commencing from July

1, 2025 (i.e.

for the quarter

ended September 30, 2025).

The Company is currently

assessing the impact
of this guidance on its financial statements and related disclosures.
In

December

2023,

the

FASB

issued

guidance

regarding
Income

Taxes

(Topic

740)

to

improve

income

tax

disclosure
requirements. The guidance requires

entities, on an

annual basis, to

(1) disclose specific categories

in the income tax

rate reconciliation
and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items
is equal

to or

greater

than

five percent

of the

amount computed

by multiplying

pre-tax

income

or loss

by the

applicable

statutory
income tax rate). This guidance

is effective for the Company

beginning July 1, 2025. The Company

is currently assessing the impact
of this guidance on its financial statements and related disclosures.
2.

Accounts receivable, net and other receivables and

finance loans receivable, net

Accounts receivable, net and other receivables
The Company’s accounts receivable,

net, and other receivables as of December 31, 2023, and June 30, 2023, are presented in the table below:

December 31, June 30,
2023 2023
Accounts receivable, trade, net

$
13,169
$
11,037
Accounts receivable, trade, gross

13,591
11,546
Allowance for doubtful accounts receivable, end of period
422
509
Beginning of period
509
509
Reallocation to allowance for doubtful finance loans receivable
-
(418)
Reversed to statement of operations
(227)
(31)
Charged to statement of operations

586
2,005
Utilized

(458)
(1,645)
Foreign currency adjustment

12
89
Current portion of amount outstanding related to sale of interest in Carbon,

net of
allowance: December 2023: $
750
; June 2023: $
750
-
-
Current portion of total held to maturity investments

-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
% notes
-
-
Other receivables

27,945
14,628
Total accounts receivable,

net and other receivables
$
41,114
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
the six months ended December 31, 2023.
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
Contractual maturities of held to maturity investments
Summarized below is the contractual maturity of the Company’s held to maturity investment as of December 31, 2023:

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
Finance loans receivable, net
The Company’s finance

loans receivable, net, as of December 31, 2023, and June 30, 2023, is presented in the table below:

December 31, June 30,
2023
2023
Microlending finance loans receivable, net $
25,686
$
20,605
Microlending finance loans receivable, gross
27,483
22,037
Allowance for doubtful finance loans receivable, end of period
1,797
1,432
Beginning of period
1,432
1,394
Reversed to statement of operations

(86)
-
Charged to statement of operations

1,188
1,452
Utilized

(787)
(1,214)
Foreign currency adjustment

50
(200)
Merchant finance loans receivable, net
13,370
16,139
Merchant finance loans receivable, gross
16,315
18,289
Allowance for doubtful finance loans receivable, end of period
2,945
2,150
Beginning of period
2,150
297
Reallocation from allowance for doubtful accounts receivable
-
418
Reversed to statement of operations

(202)
(1,268)
Charged to statement of operations

1,430
3,068
Utilized

(521)
-
Foreign currency adjustment

88
(365)
Total finance

loans receivable, net

$
39,056
$
36,744
Total

finance

loans

receivable,

net,

comprises

microlending

finance

loans

receivable

related

to

the

Company’s

microlending
operations

in South

Africa as

well as

its merchant

finance loans

receivable related

to Connect’s

lending activities

in South

Africa.
Certain merchant finance loans receivable with an aggregate balance of $
13.1

million as of December 31, 2023 have been pledged as
security for the Company’s

revolving credit facility (refer to Note 8).

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

and December

31, 2023,

was
6.50
%. The performing

component (that

is, outstanding

loan payments
not in arrears) of the book exceeds more than
99
% of outstanding lending book as of December 31, 2023.
Merchant finance loans receivable
Merchant

finance loans

receivable related

to the

Company’s

Merchant

lending activities

in South

Africa whereby

it provides
unsecured

short-term loans

to qualifying

customers. Loans

to customers

have a

tenor of

up to
twelve months
, with

the majority

of
loans originated having a tenor of approximately
eight months
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
Finance loans receivable, net (continued)
Allowance for credit losses (continued)
Merchant finance loans receivable (continued)
The

Company

has

recently

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
December 31, 2023, was approximately
1.18
%. The performing component (that is, outstanding loan payments not in arrears), under-
performing

component (that

is, outstanding

loan payments

that are

in arrears)

and non-performing

component (that

is, outstanding
loans

for

which

payments

appeared

to have

ceased)

of the

book represents

approximately
82
%,
14
% and
4
%,

respectively,

of

the
outstanding lending book as of December 31, 2023.
3.

Inventory
The Company’s inventory

comprised the following categories as of December 31, 2023, and June 30, 2023:

December 31, June 30,
2023 2023
Raw materials $
2,719
$
2,819
Work-in-progress
82
30
Finished goods
24,821
24,488
$
27,622
$
27,337
As of

December

31,

2023 and

June

30,

2023,

finished

goods

includes

$
7.8

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

required to

repurchase any

airtime from

the Company

during any

specific month.

The Company

has agreed

to notify

Cell C
prior to selling any of this airtime, however, there is no

restriction placed on the Company on the sale of the airtime
.

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
Interest rate risk
As a result of its

normal borrowing activities, the Company’s operating results are exposed to fluctuations in interest rates, which
it manages primarily through regular financing activities. Interest rates in South Africa have been trending upwards in recent quarters
but have now

stabilized and are

expected to remain

at current

levels, or perhaps

even decline moderately

over calendar 2024.

Therefore,
ignoring the impact of changes to the margin on its borrowings (refer to Note 8),

the Company expects its cost of borrowing to remain
stable,

or

even

to

decline

moderately,

in

the foreseeable

future,

however

if

the upward

trend

resumes

the Company

would

expect
higher

interest

rates

in

the

future

which

will

increase

its

cost

of

borrowing.

The

Company

periodically

evaluates

the

cost

and
effectiveness of interest rate hedging strategies

to manage this risk.

The Company generally maintains surplus cash

in cash equivalents
and held to maturity investments and has occasionally invested in marketable securities

.
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
The Company’s

Level 3 asset represents

an investment of
75,000,000

class “A” shares in Cell

C, a significant

mobile telecoms
provider in South Africa.

The Company used a discounted cash flow model developed by the Company to determine the fair value of
its investment in Cell C as of December 31, 2023 and June 30, 2023, respectively,

and valued Cell C at $
0.0

(zero) and $
0.0

(zero) as
of December 31, 2023, and

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
The following key valuation inputs were used as of December 31, 2023 and June 30, 2023:

Weighted Average

Cost of Capital ("WACC"):
Between
20
% and
31
% over the period of the forecast
Long term growth rate:
4.5
% (
4.5
% as of June 30, 2023)
Marketability discount:
20
% (
20
% as of June 30, 2023)
Minority discount:
24
% (
24
% as of June 30, 2023)
Net adjusted external debt - December 31, 2023:
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
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30,

2023.
The following table presents the impact on the carrying value of the Company’s

Cell C investment of a 1.0% increase and 1.0%
decrease in the

WACC

rate and

the EBITDA margins

respectively used

in the Cell

C valuation

on December

31, 2023, all

amounts
translated at exchange rates applicable as of December 31, 2023:

Sensitivity for fair value of Cell C investment 1.0% increase 1.0% decrease
WACC

rate
$
-
$
489
EBITDA margin
$
1,140
$
-
The fair

value

of the

Cell C

shares

as of

December

31,

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
The Company had
no

outstanding foreign exchange contracts as of December 31, 2023, and June 30,

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

217
-
-
217
Fixed maturity
investments (included in
cash and cash equivalents)
2,834
-
-
2,834
Total assets at fair value

$
3,051
$
-
$
-
$
3,051
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2023, according to
the fair value hierarchy:

Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
258
-
-
258
Fixed maturity investments
(included in cash and cash
equivalents)
3,119
-
-
3,119
Total assets at fair value

$
3,377
$
-
$
-
$
3,377
There

have

been
no

transfers

in

or

out

of

Level

3

during

the

three

and

six

months

ended

December

31,

2023

and

2022,
respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the six months ended December 31, 2023 and 2022.

4.

Fair value of financial instruments (continued)
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the six months ended December 31, 2023:

Carrying value
Assets
Balance as of June 30, 2023 $
-
Foreign currency adjustment (1)
-
Balance as of December 31, 2023 $
-
(1) The foreign currency adjustment represents the effects of the fluctuations of the

South African rand against the U.S. dollar on
the carrying value.
Summarized below is the movement in the carrying value

of assets and liabilities measured at fair value on

a recurring basis, and
categorized within Level 3, during the three months ended December 31, 2022:

Carrying value
Assets
Balance as of June 30, 2022 $
-
Foreign currency adjustment
(1)
-
Balance as of December 31, 2022 $
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

2023, and June 30, 2023, was as
follows:

December 31, June 30,
2023 2023
Finbond Group Limited (“Finbond”)
-
%
27.8
%
Sandulela Technology

(Pty) Ltd ("Sandulela")
49.0
%
49.0
%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50.0
%
50.0
%
Finbond
In December

2023, the

Company sold

its entire

remaining equity

interest in

Finbond which

comprised of
220,523,358

shares,
and which represented approximately

27.8
% of Finbond’s issued and outstanding

ordinary shares immediately prior to the sale.

5.

Equity-accounted investments and other long-term assets (continued)
Equity-accounted investments (continued)
Finbond (continued)
August 2023 agreement to sell entire

stake in Finbond
On

August

10,

2023,

the

Company,

through

its

wholly

owned

subsidiary

Net1

Finance

Holdings

(Pty)

Ltd,

entered

into

an
agreement with Finbond to sell its remaining shareholding to Finbond for a cash consideration of ZAR
64.2

million ($
3.5

million), or
ZAR
0.2911

per share. The transaction was subject to certain conditions, including regulatory and shareholder approvals,

which were
finalized in December 2023. The

Company did
no
t record a gain or loss on the

disposal because the sale proceeds were

equivalent to
the net carrying

value, including accumulated

reserves, of the

investment in Finbond

as of

the disposal

date. The cash

proceeds received
of ZAR
64.2

million ($
3.5

million) have been used to repay capitalized interest under our borrowing facilities, refer to Note 8.
Sale of Finbond shares during the three

and six months ended December 31, 2023
The Company

sold
7,379,656

and
7,461,591

shares in

Finbond for

cash during

the three

and six

months ended

December 31,
2022, respectively,

and recorded a loss of $
0.112

million and $
0.114

million, which is included in the

caption net gain on disposal of
equity-accounted investments in the Company’s

unaudited condensed consolidated statements of operations.
The following

table presents

the calculation

of the

loss on

disposal of

Finbond

shares during

the three

and six

months ended
December 31, 2023:

Three months ended
Six months ended

December 31, December 31,
2023 2022 2023 2022
Loss on disposal of Finbond shares:
Consideration received in cash $
3,508
$
138
$
3,508
$
141
Less: carrying value of Finbond shares sold
(2,112)
(157)
(2,112)
(160)
Less: release of foreign currency translation reserve from
accumulated other comprehensive loss
(1,543)
(97)
(1,543)
(99)
Add: release of stock-based compensation charge related

to
equity-accounted investment
147
4
147
4
Loss on sale of Finbond shares $
-
$
(112)
$
-
$
(114)
Finbond impairments recorded

during the six months ended December 31, 2023
As noted earlier, the Company has entered into an agreement to exit its position in Finbond and the Company considered this an impairment indicator. The

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
Finbond impairments recorded

during the six months ended December 31, 2022
The Company considered

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

31, 2023. The Company has allocated the $
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
the six months ended December 31, 2023:

Finbond Other
(1)
Total
Investment in equity
Balance as of June 30, 2023 $
3,040
$
131
$
3,171
Stock-based compensation

14
-
14
Comprehensive income:
(956)
83
(873)
Other comprehensive income
489
-
489
Equity accounted (loss) earnings
(1,445)
83
(1,362)
Share of net (loss) earnings
(278)
83
(195)
Impairment
(1,167)
-
(1,167)
Dividends received

-
(54)
(54)
Disposal of Finbond shares
(2,096)
-
(2,096)
Foreign currency adjustment
(2)
(2)
1
(1)
Balance as of December 31, 2023 $
-
$
161
$
161

(1) Includes Sandulela,

and SmartSwitch Namibia;
(2) The foreign currency

adjustment represents the effects

of the fluctuations

of the ZAR and Namibian

dollar, against the

U.S.
dollar on the carrying value.

5.

Equity-accounted investments and other long-term assets (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of December

31, 2023, and June 30, 2023:

December 31, June 30,
2023 2023
Total equity investments

$
76,297
$
76,297
Investment in
5
% of Cell C (June 30, 2023:
5
%) at fair value (Note 4)
-
-
Investment in
10
% of MobiKwik (June 30, 2023:
10
%) (1)
76,297
76,297
Investment in
87.5
% of CPS (June 30, 2023:
87.5
%) at fair value (1)(2)
-
-
Policy holder assets under investment contracts (Note 7)
216
257
Reinsurance assets under insurance contracts (Note 7)
1,450
1,040
Total other long-term

assets
$
77,963
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

Africa, Gauteng Division, Pretoria ordered

that CPS be placed

into liquidation.
Summarized below

are the components

of the Company’s

equity securities without

readily determinable

fair value and

held to
maturity investments as of December 31, 2023:

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

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in MobiKwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297

6.

Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2023:

Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2023 $
152,619
$
(18,876)
$
133,743
Foreign currency adjustment (1)

4,308
(385)
3,923
Balance as of December 31, 2023 $
156,927
$
(19,261)
$
137,666
(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S.
dollar on the carrying value.
Goodwill has been allocated to the Company’s

reportable segments as follows:

Consumer Merchant Carrying value
Balance as of June 30, 2023 $
-
$
133,743
$
133,743
Foreign currency adjustment
(1)

-
3,923
3,923
Balance as of December 31, 2023 $
-
$
137,666
$
137,666
(1) The foreign

currency adjustment represents

the effects

of the fluctuations

of the South

African rand

against the U.S.

dollar
on the carrying value.
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is

the carrying value

and accumulated amortization

of intangible assets as

of December 31,

2023, and June
30, 2023:

As of December 31, 2023 As of June 30, 2023
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships $
25,715
$
(12,924)
$
12,791
$
24,978
$
(11,565)
$
13,413
Software, integrated
platform and unpatented
technology
114,360
(19,849)
94,511
110,906
(13,711)
97,195
FTS patent

2,094
(2,094)
-
2,034
(2,034)
-
Brands and trademarks
14,260
(3,609)
10,651
13,852
(2,863)
10,989
Total finite-lived

intangible
assets

$
156,429
$
(38,476)
$
117,953
$
151,770
$
(30,173)
$
121,597
Aggregate amortization

expense on the

finite-lived intangible

assets for the

three months

ended December

31, 2023 and

2022,
was $
3.6

million and $
3.9

million, respectively. Aggregate amortization expense on the finite-lived intangible assets for

the six months
ended December

31, 2023 and

2022, was $
7.2

million and $
7.8

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

Fiscal 2024 (six months ended December 31, 2023) $
7,409
Fiscal 2025
14,824
Fiscal 2026
14,825
Fiscal 2027
14,768
Fiscal 2028
14,736
Thereafter
51,391
Total future

estimated annual amortization expense
$
117,953

7.

Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below

is the

movement in

reinsurance assets

and policyholder

liabilities under

insurance contracts

during the

six
months ended December 31, 2023:

Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2023 $
1,040
$
(1,600)
Increase in policy holder benefits under insurance contracts

636
(3,649)
Claims and decrease in policyholders’ benefits under insurance contracts
(265)
3,172
Foreign currency adjustment (3)
39
(59)
Balance as of December 31, 2023 $
1,450
$
(2,136)
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
December 31, 2023:

Assets (1)
Investment
contracts (2)
Balance as of June 30, 2023 $
257
$
(241)
Increase in policy holder benefits under investment contracts

5
(5)
Claims and decrease in policyholders’ benefits under investment contracts

(44)
44
Foreign currency adjustment (3)
(2)
(14)
Balance as of December 31, 2023 $
216
$
(216)
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

3-month

Johannesburg
Interbank

Agreed Rate

(“JIBAR”),

the

rate at

which

private sector

banks borrow

funds from

the

South

African Reserve

Bank,

on
December 31, 2023, was
8.40
%. The prime rate, the benchmark

rate at which private sector banks

lend to the public in South Africa,
on December 31, 2023, was
11.75
%.

8.

Borrowings (borrowings)
South Africa (continued)
RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings
Long-term borrowings - Facility G and Facility H
As

of

December

31,

2023,

the

Company’s

had

utilized

ZAR
115.0

million

($
6.3

million)

of

its

ZAR
200

million

Facility

G
revolving credit facility.

The interest rate on this facility as of December 31, 2023, was JIBAR plus
5.50
%.

On November 24, 2023, the Company,

through its wholly owned subsidiary,

Lesaka Technologies

Proprietary Limited (“Lesaka
SA”), entered into an Amendment and Restatement Agreement (the “Amendment”), which includes an Amended and Restated Senior
Facility G Agreement (“Facility

G Agreement”) and an

Amended and Restated

Senior Facility H Agreement

(“Facility H Agreement”)
(collectively, the “Loan Documents”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB” or the
“Lenders”).
The Loan Documents were amended to include a Look Through Leverage (“LTL”)

ratio, as defined in the Loan Documents, and
expressed as times (“x”), to calculate the margin used in the determination of the interest rate. The LTL ratio is calculated as the Total
Attributable Net Debt,

as defined in the

Loan Documents, to the

Total Attributable

EBITDA, as defined in

the Loan Documents,

for
the measurement period ending on a specified date.
Interest on Facility G and Facility H is based on the 3-month Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin,

which as a result of the

Amendment, from October 1,

2023, will be calculated as: (i)
5.50
% if the LTL

ratio is
greater than 3.50x; (ii)
4.75
% if the LTL

ratio is less than 3.50x but

greater than 2.75x; (iii)
3.75
% if the LTL

ratio is less than 2.75x
but greater than 1.75x; or (iv)
2.50
% if the LTL ratio

is less than 1.75x.
The Company used cash proceeds

of ZAR
64.2

million ($
3.5

million) received from the

sale of Finbond shares (refer

to Note 5)
to repay capitalized interest under Facility G and Facility H.
Available short-term facility -

Facility E
As of

December 31,

2023, the

aggregate amount

of the

Company’s

short-term South

African overdraft

facility with

RMB was
ZAR
1.4

billion ($
76.5

million). As of December 31,

2023, the Company had utilized ZAR
0.4

billion ($
23.4

million) of this overdraft
facility. This

overdraft facility may only be used

to fund ATMs

and therefore the overdraft utilized

and converted to cash to

fund the
Company’s ATMs

is considered restricted cash. The interest rate on this facility is equal to the prime rate.

On January

22, 2024, the

Company,

through Lesaka SA,

and RMB, entered

into a Letter

of Amendment

to decrease the

Senior
Facility E from ZAR
1.4

billion to ZAR
0.9

billion ($
49.2

million translated at exchange rates applicable as of December 31, 2023).
Connect Facilities, comprising long-term borrowings and a short-term facility
As of December 31, 2023, the Connect Facilities include (i) an overdraft facility (general banking facility) of

ZAR
205.0

million
(of which ZAR
170.0

million has been utilized); (ii) Facility A of

ZAR
700.0

million; (iii) Facility B of ZAR
550.0

million (both fully
utilized); and (iv) an asset-backed facility of ZAR
200.0

million (of which ZAR
157.1

million has been utilized).
CCC Revolving Credit Facility, comprising

long-term borrowings
As of

December

31,

2023,

the amount

of

the

CCC Revolving

Credit

Facility

was ZAR
300.0

million

(of

which

ZAR
196.5
million has been utilized).

Interest on the Revolving Credit Facility

is payable on the last business

day of each calendar month

and is
based on the South African prime rate in effect from time to time plus a margin of
0.95
% per annum.

RMB facility, comprising indirect facilities
As of December

31, 2023, the

aggregate amount

of the Company’s

short-term South

African indirect credit

facility with RMB
was ZAR
135.0

million ($
7.4

million), which includes facilities for guarantees, letters of credit and forward exchange contracts. As of
December 31, 2023

and June

30, 2023, the

Company had utilized

ZAR
33.1

million ($
1.7

million) and ZAR
33.1

million ($
1.8

million),
respectively,

of its indirect

and derivative facilities

of ZAR
135.0

million (June 30,

2023: ZAR
135.0

million) to enable

the bank

to
issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

8.

Borrowings (borrowings)
South Africa (continued)
Nedbank facility, comprising short-term facilities
As of December

31, 2023, the

aggregate amount of the

Company’s short-term South African credit

facility with Nedbank

Limited
was ZAR
156.6

million ($
8.6

million). The credit facility represents indirect and derivative facilities of up to ZAR
156.6

million ($
8.6
million), which include guarantees, letters of credit and forward exchange contracts.
As of

December 31,

2023 and

June 30,

2023, the

Company had

utilized ZAR
2.1

million ($
0.1

million) and

ZAR
2.1

million
($
0.1

million), respectively, of its indirect and derivative facilities of ZAR
156.6

million (June 30, 2023: ZAR
156.6

million) to enable
the bank to issue guarantees, letters of credit and forward exchange contracts

(refer to Note 19).
Movement in short-term credit facilities
Summarized below are the Company’s short-term facilities as

of December 31, 2023, and

the movement in the Company’s short-
term facilities from as of June 30, 2023 to as of December 31, 2023:

RMB RMB RMB Nedbank
Facility E Indirect Connect Facilities Total
Short-term facilities available as of
December 31, 2023 $
76,510
$
7,378
$
11,203
$
8,556
$
103,647
Overdraft

-
-
11,203
-
11,203
Overdraft restricted as to use for
ATM

funding only
76,510
-
-
-
76,510
Indirect and derivative facilities

-
7,378
-
8,556
15,934
Movement in utilized overdraft
facilities:

Restricted as to use for ATM
funding only
23,021
-
-
-
23,021
No restrictions as to use

-
-
9,025
-
9,025
Balance as of June 30, 2023
23,021
-
9,025
-
32,046
Utilized

128,584
-
2
-
128,586
Repaid
(128,839)
-
(2)
-
(128,841)
Foreign currency
adjustment
(1)
641
-
266
-
907
Balance as of December 31, 2023
23,407
-
9,291
-
32,698
Restricted as to use for ATM
funding only
23,407
-
-
-
23,407
No restrictions as to use

$
-
$
-
$
9,291
$
-
$
9,291
Interest rate as of December 31,
2023 (%)
(2)
11.75
-
11.65
-
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2023 $
-
$
1,757
$
-
$
112
$
1,869
Foreign currency adjustment (1)
-
52
-
3
55
Balance as of December 31, 2023 $
-
$
1,809
$
-
$
115
$
1,924
(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.
(2) Facility E interest set at prime and the Connect facility at prime less
0.10
%.

8.

Borrowings (continued)
Movement in long-term borrowings
Summarized below is

the movement in

the Company’s

long-term borrowing from

as of as of

June 30, 2023

to as of December
31, 2023:

Facilities
G & H A&B CCC Asset backed Total
Included in current $
-
$
-
$
-
$
3,663
$
3,663
Included in long-term
48,965
64,436
11,802
4,252
129,455
Opening balance as of June 30, 2023
48,965
64,436
11,802
7,915
133,118
Facilities utilized
8,072
-
537
2,419
11,028
Facilities repaid
(1,847)
-
(1,968)
(1,998)
(5,813)
Non-refundable fees paid
-
-
-
-
-
Non-refundable fees amortized
267
24
25
-
316
Capitalized interest
3,643
-
-
-
3,643
Capitalized interest repaid
(3,508)
-
-
-
(3,508)
Foreign currency adjustment
(1)
1,527
1,901
302
252
3,982
Closing balance as of December 31,
2023
57,119
66,361
10,698
8,588
142,766
Included in current
-
-
-
3,429
3,429
Included in long-term
57,119
66,361
10,698
5,159
139,337
Unamortized fees
(344)
(204)
(43)
-
(591)
Due within 2 years
-
-
-
3,797
3,797
Due within 3 years
57,463
6,832
10,741
1,266
76,302
Due within 4 years
-
59,733
-
96
59,829
Due within 5 years $
-
$
-
$
-
$
-
$
-
Interest rates as of December 31, 2023
(%):
13.90
12.15
12.70
12.50
Base rate (%)
8.40
8.40
11.75
11.75
Margin (%)
5.50
3.75
0.95
0.75
Footnote number (2) (3) (4) (5)
(1) Represents the effects of the fluctuations between the ZAR and the

U.S. dollar.
(2) Interest on

Facility G and

Facility H was

calculated based on

the 3-month JIBAR

in effect

from time to

time plus a margin
of, from

January 1,

2023 to

September 30,

2023: (i)
5.50
% for

as long

as the

aggregate balance

under the

Facilities is

greater than
ZAR
800

million; (ii)
4.25
% if the

aggregate balance

under the

Facilities is equal

to or

less than ZAR
800

million, but

greater than
ZAR
350

million; or

(iii)
2.50
% if

the aggregate

balance under

the Facilities

is less

than ZAR
350

million. From

October 1,

2023,
interest

is calculated as described above.
(3) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin,

of
3.75
%, in effect from time to time.
(4) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
(5) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended December 31, 2023 and 2022, was $
4.1

million
and $
3.0

million, respectively.

Prepaid facility fees

amortized included

in interest expense

during the three

months ended December
31, 2023

and 2022,

respectively,

were $
0.1

million and

$
0.2

million, respectively.

Interest expense

incurred under

the Company’s
K2020 and

CCC facilities

relates to

borrowings utilized

to fund

a portion

of the

Company’s

merchant finance

loans receivable

and
this

interest

expense

of

$
0.4

million

and

$
0.3

million,

respectively,

is

included

in

the

caption

cost

of

goods

sold,

IT

processing,
servicing and support on the

condensed consolidated statement of operations

for the three months

ended December 31, 2023 and

2022.

9.

Other payables
Summarized below is the breakdown of other payables as of December

31, 2023, and June 30, 2023:

December 31, June 30,
2023 2023
Clearing accounts (1) $
12,644
$
4,016
Vendor

wallet balances
(1)
10,849
9,492
Accruals
7,915
7,078
Provisions
4,456
7,429
Value

-added tax payable
1,402
1,247
Payroll-related payables
993
1,038
Participating merchants' settlement obligation
40
39
Other
6,816
5,958
$
45,115
$
36,297
(1) Clearing

accounts and

vendor wallet

balances (previously

defined as

transactions-switching funds

payables) as

of June

30,
2023, were previously included in Other and have been reclassified to separate captions to conform with presentation as of December
31, 2023.
Other includes deferred income, client deposits and other payables.
10.

Capital structure
Impact of non-vested equity shares on number of shares,

net of treasury
The following table presents a

reconciliation between the number of

shares, net of treasury, presented in the

unaudited condensed
consolidated statement of changes in

equity during the six months ended

December 31, 2023 and 2022, respectively,

and the number
of shares, net of treasury,

excluding non-vested equity shares that have not vested as of December

31, 2023 and 2022, respectively:

December 31, December 31,
2023 2022
Number of shares, net of treasury:
Statement of changes in equity

64,443,523
63,751,337
Non-vested equity shares that have not vested as of end of period
3,205,580
3,289,920
Number of shares, net of treasury,

excluding non-vested equity shares that have not
vested

61,237,943
60,461,417
11.

Accumulated other comprehensive loss
The table

below presents

the change

in accumulated

other comprehensive

loss per

component

during the

three months

ended
December 31, 2023:

Three months ended
December 31, 2023
Accumulated
foreign
currency
translation
reserve Total
Balance as of October 1, 2023 $
(196,081)
$
(196,081)
Release of foreign currency translation reserve related to the disposal of Finbond equity securities (Note 5)
1,543
1,543
Release of foreign currency translation reserve related to liquidation of subsidiaries
(952)
(952)
Movement in foreign currency translation reserve

6,112
6,112
Balance as of December 31, 2023 $
(189,378)
$
(189,378)

11.

Accumulated other comprehensive loss (continued)
The table

below presents

the change

in accumulated

other comprehensive

loss per

component during

the three

months ended
December 31, 2022:

Three months ended
December 31, 2022
Accumulated
foreign
currency
translation
reserve Total
Balance as of October 1, 2022 $
(188,490)
$
(188,490)
Release of foreign currency translation reserve related to disposal of Finbond equity
securities
97
97
Movement in foreign currency translation reserve
12,155
12,155
Balance as of December 31, 2022 $
(176,238)
$
(176,238)
The

table

below

presents

the

change

in

accumulated

other

comprehensive

loss

per

component

during

the

six

months

ended
December 31, 2023:

Six months ended
December 31, 2023
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2023 $
(195,726)
$
(195,726)
Release of foreign currency translation reserve related to disposal of Finbond equity securities (Note 5)
1,543
1,543
Release of foreign currency translation reserve related to liquidation of subsidiaries
(952)
(952)
Movement in foreign currency translation reserve related to equity-accounted investment
489
489
Movement in foreign currency translation reserve

5,268
5,268
Balance as of December 31, 2023 $
(189,378)
$
(189,378)
The

table

below

presents

the

change

in

accumulated

other

comprehensive

loss

per

component

during

the

six

months

ended
December 31, 2022:

a Six months ended
December 31, 2022
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2022 $
(168,840)
$
(168,840)
Release of foreign currency translation reserve related to disposal of Finbond equity
securities
99
99
Movement in foreign currency translation reserve related to equity

-accounted
investment
2,441
2,441
Movement in foreign currency translation reserve

(9,938)
(9,938)
Balance as of December 31, 2022 $
(176,238)
$
(176,238)
During the three

and six months

ended December 31,

2023, and the

three and six

months ended December

31, 2022, the

Company
reclassified

losses

of

$
1.5

million

and

$
1.5

million,

and

$
0.1

million

and

$
0.1

million,

respectively,

from

accumulated

other
comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond (refer to
Note

5).

The

Company

also

reclassified

a

gain

of

$
1.0

million

from

accumulated

other

comprehensive

loss

(accumulated

foreign
currency translation reserve) to net loss related to the liquidation of subsidiaries.

12.

Stock-based compensation
The Company’s

Amended and Restated

2022 Stock

Incentive Plan (“20

22 Plan”)

and the vesting

terms of certain

stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2023.
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for the six months ended December 31, 2023 and 2022:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
Granted - December 2023
500,000
3.50
5.17
880
1.76
Exercised
(7,385)
3.07
-
5
-
Forfeited
(186,846)
3.71
- -
1.28
Outstanding - December 31, 2023
979,043
4.07
5.50
48
1.80
Outstanding - June 30, 2022
926,225
4.14
6.60
1,249
1.60
Exercised
(109,826)
3.04
-
126
-
Forfeited
-
-
- -
-
Outstanding - December 31, 2022
816,399
4.29
5.94
689
1.64
The Company

awarded
500,000

stock options

to Ali

Mazanderani,

the Company’s

Executive

Chair,

during

the three

and

six
months ended December

31, 2023.

These options

will vest on

the first anniversary

of the grant

date, provided that

Mr. Mazandarani
continues to provide services as Executive

Chair through the vesting date.

These options will vest immediately

if Mr. Mazanderani’s
employment is

terminated by

the Company

without cause

on or

before the

first anniversary

of the

grant date.

These
500,000

stock
options may only

be exercised during

a period

commencing from January

31, 2028 to

January 31,

2029.
No

stock options were

awarded
during the three and six months ended December 31, 2022.

During the

three and

six months ended

December 31,

2023, the

Company received

$
0.002

million and

$
0.02

million from

the
exercise

of
592

and
7,385

stock

options,

respectively.

During

the

three

and

six

months

ended

December

31,

2022,

the

Company
received $
0.3

million and $
0.3

million from

the exercise of
107,826

and
109,826

stock options, respectively.

Employees and a

non-
employee director

forfeited an

aggregate of
11,070

and
186,846

stock options

during the

three and six

months ended

December 31,
2023.

No

stock options were forfeited during the three and six months ended December 31,

2022.
The

fair

value

of

each

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
31, 2023 and 2022:

Six months ended
December 31,
2023 2022
Expected volatility

56
%
0
%
Expected dividends

0
%
0
%
Expected life (in years)

5
0
Risk-free rate

2.1%
0.0
%

12.

Stock-based compensation (continued)
Stock option and restricted stock activity

Options
The following table presents stock options vested and expected to vest as of

December 31, 2023:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - December 31, 2023
979,043
4.07
5.50
48
These options have an exercise price range of $
3.01

to $
11.23
.
The following table presents stock options that are exercisable as of December

31, 2023:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - December 31, 2023
420,719
4.61
5.77
48
During the three

months ended December

31, 2023 and

2022, respectively,
87,494

and
217,316

stock options became

exercisable.
During the six months

ended December 31, 2023 and

2022, respectively,
87,494

and
292,316

stock options became exercisable. The
Company issues new shares to satisfy stock option exercises.

12.

Stock-based compensation (continued)
The Company’s

Amended and Restated

2022 Stock

Incentive Plan (“2022

Plan”) and the

vesting terms

of certain

stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2023.
Stock option and restricted stock activity (continued)
Restricted stock
The following table summarizes restricted stock activity for the six months ended December 31, 2023 and 2022:

Number of
shares of
restricted stock
Weighted
average grant
date fair value
($’000)
Non-vested – June 30, 2023
2,614,419
11,869
Total granted
868,996
3,394
Granted – October 2023
333,080
1,456
Granted – October 2023
310,916
955
Granted – October 2023
225,000
983
Total vested
(255,706)
965
Vested

– July 2023
(78,800)
302
Vested

– November 2023
(109,833)
429
Vested

– December 2023
(67,073)
234
Forfeitures
(22,129)
91
Non-vested – December 31, 2023
3,205,580
13,880
Non-vested – June 30, 2022
2,385,267
11,879
Total Granted
1,050,347
4,230
Granted – July 2022
32,582
172
Granted – August 2022
179,498
995
Granted – November 2022
150,000
605
Granted – December 2022
430,399
1,862
Granted – December 2022 - performance awards
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
15,232

12.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Grants
In October 2023, the Company

awarded
333,080

shares of restricted stock with time-based

vesting conditions to approximately
150

employees, which

are subject to

the employees

continued employment

with the

Company through

the applicable

vesting dates.
The Company also awarded
225,000

shares of restricted stock

to an executive officer

in October 2023, which

vest on June 30, 2025,
except if the executive officer is terminated for cause, in

which case the award will be forfeited.

In October 2023, the Company

awarded
310,916

shares of restricted stock to
three

of its executive officers

which are subject to
a

time-based

vesting

condition

and

a

market

condition

and

vest

in

full

only

on

the

date,

if

any,

that

the

following

conditions

are
satisfied: (1)

a compounded

annual
10
% appreciation

in the

Company’s

stock price

off a

base price

of $
4.00

over the

measurement
period commencing on September 30, 2023 through November 17, 2026, and (2) the recipient is employed by the Company on a full-
time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The Company’s

closing price on September 30, 2023, was $
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
48.3
% for

the closing

price (of

$
4.37
), a

discounting based

on U.S.

dollar overnight

indexed swap

rates for

the grant

date, and

no
future dividends. The equally weighted volatility was extracted from the time series for closing prices as the standard deviation of log prices for the
three years

preceding the grant date.
In

July

2022

and

December

2022,

the

Company

awarded
32,582

and
430,399

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
) than $
4.94
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

12.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
As fully described in Note 17 to

the Company’s audited consolidated financial statements included in its Annual Report on Form
10-K for the year ended June 30, 2023, the Company granted a further
12,962

and
32,405

shares to an advisor during the three and six
months

ended

December

31,

2022,

respectively,

which

were

ineligible

for

transfer

until

the

earlier

of

December

31,

2022,

or

the
occurrence of the agreed event.
Vesting
In July 2023,
78,800

shares of restricted stock granted

to Mr. Meyer

vested. In November and

December 2023, an aggregate

of
176,906

shares of restricted stock granted

to employees vested. Certain employees

elected for
50,975

shares to be withheld to satisfy
the withholding tax liability on the vesting of their shares. These
50,975

shares have been included in the Company’s treasury

shares.
In July

2022,
78,801

shares of restricted

stock granted

to Mr.

Meyer vested

and he elected

for
35,460

shares to

be withheld

to
satisfy the withholding tax liability on the vesting of these shares. In November and December 2022, an aggregate of
66,893

shares of
restricted stock granted

to employees vested

and they elected for
30,102

shares to be withheld

to satisfy the withholding

tax liability
on the vesting of these shares. These
65,562

(
35,460

plus
30,102
) shares have been included in our treasury shares.
Forfeitures
During

the

three

and

six

months

ended

December

31,

2023,

respectively,

employees

forfeited
14,002

and
22,129

shares

of
restricted stock following their termination of employment with the Company.
No

shares of restricted stock were forfeited during the
three and six months ended December 31, 2022.
Stock-based compensation charge and unrecognized compensation cost
The Company recorded a stock-based compensation charge, net during the three months ended December 31, 2023 and 2022, of
$
1.8

million and $
2.8

million, respectively,

which comprised:

Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended December 31, 2023
Stock-based compensation charge

$
1,812
$ - $
1,812
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(8)
-
(8)
Total - three months

ended December 31, 2023
$
1,804
$ - $
1,804
Three months ended December 31, 2022
Stock-based compensation charge

$
2,849
$ - $
2,849
Total - three months

ended December 31, 2022
$
2,849
$ - $
2,849

12.

Stock-based compensation (continued)
Stock-based compensation charge and unrecognized compensation cost (continued)
The Company

recorded a stock-based

compensation charge,

net during

the six months

ended December 31,

2023 and 2022,

of
$
3.6

million and $
4.3

million respectively, which

comprised:

a
Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Six months ended December 31, 2023
Stock-based compensation charge

$
3,580
$ - $
3,580
Reversal of stock compensation charge related to stock
options forfeited
(17)
-
(17)
Total - six months ended

December 31, 2023
$
3,563
$ - $
3,563
Six months ended December 31, 2022
Stock-based compensation charge

$
4,311
$ - $
4,311
Total - six months ended

December 31, 2022
$
4,311
$ - $
4,311
The stock-based compensation charges

have been allocated to selling,

general and administration based

on the allocation of the
cash compensation paid to the relevant employees.
As

of

December

31,

2023,

the

total

unrecognized

compensation

cost

related

to

stock

options

was

$
0.9

million,

which

the
Company expects to

recognize over
two years
. As of

December 31, 2023,

the total unrecognized

compensation cost related

to restricted
stock awards was $
7.4

million, which the Company expects to recognize over
two years
.
As of December 31, 2023,

and June 30, 2023, respectively,

the Company recorded a

deferred tax asset of $
0.9

million and $
0.6
million, related

to the

stock-based compensation

charge recognized

related to

employees of

Lesaka. As

of December

31, 2023,

and
June 30, 2023, respectively,

the Company recorded a valuation allowance of $
0.9

million and $
0.6

million, related to the deferred tax
asset because

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
51,704

and
76,572

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
per share data) per share data)
Numerator:
Net loss attributable to Lesaka $
(2,707)
$
(6,649)
$
(8,358)
$
(17,345)
Undistributed loss
(2,707)
(6,649)
(8,358)
(17,345)
Percent allocated to common shareholders
(Calculation 1)
96%
96%
95%
96%
Numerator for loss per share: basic and diluted $
(2,588)
$
(6,377)
$
(7,961)
$
(16,668)
Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding
60,990
60,194
60,134
60,058
Effect of dilutive securities:
Denominator for diluted (loss) earnings
per share: adjusted weighted average
common shares outstanding and assuming
conversion
60,990
60,194
60,134
60,058
Loss per share:
Basic

$
(0.04)
$
(0.11)
$
(0.13)
$
(0.28)
Diluted

$
(0.04)
$
(0.11)
$
(0.13)
$
(0.28)
(Calculation 1)
Basic weighted-average common shares
outstanding (A)

60,990
60,194
60,134
60,058
Basic weighted-average common shares
outstanding and unvested restricted shares
expected to vest (B)

63,805
62,763
63,134
62,498
Percent allocated to common shareholders

(A) / (B)

96%
96%
95%
96%
Options

to purchase
755,006

shares of

the Company’s

common

stock at

prices ranging

from $
3.50

to $
11.23

per share

were
outstanding during

the three

months ended

December 31,

2023, but

were not

included in

the computation

of diluted

(loss) earnings
per share because the

options’ exercise price was

greater than the average

market price of the Company’s

common stock. Options to
purchase
324,619

shares of the Company’s

common stock at prices

ranging from $
4.87

to $
11.23

per share were outstanding

during
the three months ended December 31, 2022, respectively, but were not included in the computation of diluted (loss) earnings per share
because the

options’ exercise

price was greater

than the average

market price of

the Company’s

common stock.

The options, which
expire at various dates through February 3, 2032, were still outstanding as of December 31, 2023.
14.

Supplemental cash flow information
The following

table presents

supplemental

cash flow

disclosures

for the

three and

six months

ended December

31, 2023

and
2022:

Three months ended Six months ended
December 31, December 31,
2023 2022 2023 2022
Cash received from interest

$
482
$
386
$
927
$
795
Cash paid for interest

$
6,308
$
2,952
$
9,233
$
6,963
Cash paid for income taxes

$
2,806
$
2,382
$
3,410
$
3,059

14.

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
be drawn

and is

considered

restricted as

to use

and therefore

is classified

as restricted

cash as

well. Refer

to Note

8 for

additional
information regarding the

Company’s facilities. The following

table presents the

disaggregation of cash,

cash equivalents and

restricted
cash as of December 31, 2023 and 2022, and June 30, 2023:

December 31,
2023
December 31,
2022 June 30, 2023
Cash and cash equivalents $
44,316
$
42,402
$
35,499
Restricted cash
23,522
54,374
23,133
Cash, cash equivalents and restricted cash $
67,838
$
96,776
$
58,632
Leases
The following

table presents supplemental

cash flow disclosure

related to leases

for the

three and

six months ended

December
31, 2023 and 2022:

Three months ended Six months ended
December 31, December 31,
2023

2022

2023

2022

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from operating leases $
679
$
756
$
1,372
$
1,561
Right-of-use assets obtained in exchange for lease
obligations
Operating leases $
340
$
61
$
1,883
$
61
15.

Revenue recognition
Disaggregation of revenue
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended December 31, 2023:

Merchant Consumer Total
Processing fees $
29,804
$
6,175
$
35,979
South Africa
28,348
6,175
34,523
Rest of world
1,456
-
1,456
Technology

products
3,203
12
3,215
South Africa
3,164
12
3,176
Rest of world
39
-
39
Telecom products

and services

91,959
52
92,011
South Africa
86,957
52
87,009
Rest of world
5,002
-
5,002
Lending revenue
-
5,586
5,586
Interest from customers
1,453
-
1,453
Insurance revenue
-
2,897
2,897
Account holder fees
-
1,502
1,502
Other
767
483
1,250
South Africa
717
483
1,200
Rest of world
50
-
50
Total revenue, derived

from the following geographic locations
127,186
16,707
143,893
South Africa
120,639
16,707
137,346
Rest of world
$
6,547
$
-
$
6,547

15.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended December 31, 2022:

Merchant Consumer Total
Processing fees $
28,283
$
6,723
$
35,006
South Africa
26,907
6,723
33,630
Rest of world
1,376
-
1,376
Technology

products
7,838
249
8,087
South Africa
7,787
249
8,036
Rest of world
51
-
51
Telecom products

and services

81,812
6
81,818
South Africa
77,523
6
77,529
Rest of world
4,289
-
4,289
Lending revenue
-
4,569
4,569
Interest from customers
1,476
-
1,476
Insurance revenue
-
2,353
2,353
Account holder fees
-
1,410
1,410
Other
1,225
124
1,349
South Africa
1,177
124
1,301
Rest of world
48
-
48
Total revenue, derived

from the following geographic locations
120,634
15,434
136,068
South Africa
114,870
15,434
130,304
Rest of world
$
5,764
$
-
$
5,764
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the six months ended December 31, 2023:

Merchant Consumer Total
Processing fees $
58,564
$
11,908
$
70,472
South Africa
55,748
11,908
67,656
Rest of world
2,816
-
2,816
Technology

products
5,240
31
5,271
South Africa
5,150
31
5,181
Rest of world
90
-
90
Telecom products

and services

179,272
93
179,365
South Africa
169,516
93
169,609
Rest of world
9,756
-
9,756
Lending revenue
-
10,959
10,959
Interest from customers
2,973
-
2,973
Insurance revenue
-
5,508
5,508
Account holder fees
-
2,870
2,870
Other
1,646
918
2,564
South Africa
1,547
918
2,465
Rest of world
99
-
99
Total revenue, derived

from the following geographic locations
247,695
32,287
279,982
South Africa
234,934
32,287
267,221
Rest of world
$
12,761
$
-
$
12,761

15.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the six months ended December 31, 2022:

Merchant Consumer Total
Processing fees $
55,580
$
13,258
$
68,838
South Africa
52,935
13,258
66,193
Rest of world
2,645
-
2,645
Technology

products
11,735
286
12,021
South Africa
11,617
286
11,903
Rest of world
118
-
118
Telecom products

and services

157,932
6
157,938
South Africa
149,552
6
149,558
Rest of world
8,380
-
8,380
Lending revenue
-
9,280
9,280
Interest from customers
2,699
-
2,699
Insurance revenue
-
4,534
4,534
Account holder fees
-
2,821
2,821
Other
2,470
253
2,723
South Africa
2,378
253
2,631
Rest of world
92
-
92
Total revenue, derived

from the following geographic locations
230,416
30,438
260,854
South Africa
219,181
30,438
249,619
Rest of world
$
11,235
$
-
$
11,235
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
. The Company’s operating lease expense during the three months ended

December 31, 2023 and 2022 was $
0.7

million and
$
0.8

million, respectively.

The Company’s operating lease expense during the

six months ended December 31, 2023 and 2022 was $
1.4

million and $
1.6

million, respectively.
The

Company

has

also

entered

into

short-term

leasing

arrangements,

primarily

for

the

lease

of

branch

locations

and

other
locations,

to operate its consumer

business in South Africa.

The Company’s

short-term lease expense during

the three months ended
December 31, 2023

and 2022, was $
1.0

million and $
0.9

million, respectively.

The Company’s

short-term lease expense

during the
six months ended December 31, 2023 and 2022, was $
1.9

million and $
2.0

million, respectively.
The following table presents supplemental balance

sheet disclosure related to the

Company’s right-of-use assets and its operating
lease liabilities as of December 31, 2023 and June 30, 2023:

December 31, June 30,
2023 2023
Right of use assets obtained in exchange for lease obligations:
Weighted average

remaining lease term (years)
3.7
1.8
Weighted average

discount rate (percent)
10.0
9.7

16.

Leases (continued)
The maturities of the Company’s

operating lease liabilities as of December 31, 2023, are presented below:

Maturities of operating lease liabilities
Year

ended June 30,
2024 (excluding six months to December 31, 2023) $
1,165
2025
1,863
2026
1,435
2027
1,297
2028
1,210
Thereafter
124
Total undiscounted

operating lease liabilities
7,094
Less imputed interest
1,295
Total operating lease liabilities,

included in
5,799
Operating lease liability - current
1,691
Operating lease liability - long-term $
4,108
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
(1) Consumer Division (“Consumer”) and (2) Merchant Division (“Merchant”).
The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended December
31, 2023 and 2022, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
127,870
$
684
$
127,186
Consumer
16,707
-
16,707
Total for the three

months ended December 31, 2023
$
144,577
$
684
$
143,893
Merchant
$
120,634
$
-
$
120,634
Consumer
15,434
-
15,434
Total for the three

months ended December 31, 2022
$
136,068
$
-
$
136,068

17.

Operating segments (continued)
Operating segments (continued)
The reconciliation of

the reportable segment’s

revenue to revenue from

external customers for the

six months ended December
31, 2023 and 2022, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
249,231
$
1,536
$
247,695
Consumer
32,287
-
32,287
Total for the six months ended

December 31, 2023
$
281,518
$
1,536
$
279,982
Merchant
$
230,416
$
-
$
230,416
Consumer
30,438
-
30,438
Total for the six months ended

December 31, 2022
$
260,854
$
-
$
260,854
The

Company

evaluates

segment

performance

based

on

segment

earnings

before

interest,

tax,

depreciation

and

amortization
(“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”), the Company’s reportable segments’
measure

of profit

or loss.

The Company

does not

allocate once

-off

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
with the Sarbanes

-Oxley Act

of 2002; non

-employee directors’

fees; legal fees;

group and

US-listed related audit

fees; and

directors
and officer’s

insurance premiums. Once-off

items represents non-recurring

expense items, including

costs related to

acquisitions and
transactions consummated

or ultimately not

pursued. Unrealized loss

FV for currency

adjustments represents foreign

currency mark-
to-market

adjustments

on

certain

intercompany

accounts.

The

Lease

adjustments

reflect

lease

charges

and

the

Stock-based
compensation adjustments reflect stock-based compensation expense and are both excluded from the calculation of Segment Adjusted
EBITDA

and

are

therefore

reported

as

reconciling

items

to

reconcile

the

reportable

segments’

Segment

Adjusted

EBITDA

to

the
Company’s loss before income

tax expense.
The reconciliation of the reportable

segments’ measure of profit or

loss to loss before income taxes

for the three and six months
ended December 31, 2023 and 2022, is as follows:

Three months ended Six months ended
December 31, December 31,
2023 2022 2023 2022
Reportable segments' measure of profit or loss

$
11,641
$
9,698
$
22,182
$
16,197
Operating loss: Group costs
(2,011)
(2,256)
(3,833)
(4,556)
Once-off costs
816
(119)
738
(717)
Unrealized Loss FV for currency adjustments
122
-
20
-
Lease adjustments
(678)
(747)
(1,374)
(1,559)
Stock-based compensation charge adjustments
(1,804)
(2,849)
(3,563)
(4,311)
Depreciation and amortization
(5,813)
(5,919)
(11,669)
(11,917)
Reversal of allowance of EMI doubtful debt
-
-
250
-
Gain on disposal of equity-accounted investments
-
(112)
-
136
Interest income

485
389
934
800
Interest expense

(4,822)
(4,388)
(9,731)
(8,424)
Loss before income tax expense $
(2,064)
$
(6,303)
$
(6,046)
$
(14,351)

17.

Operating segments (continued)
Operating segments (continued)
The following tables summarize

supplemental segment information

for the three and six months

ended December 31, 2023 and
2022:

Three months ended Six months ended
December 31, December 31,
2023 2022 2023 2022
Revenues
Merchant $
127,870
$
120,634
$
249,231
$
230,416
Consumer
16,707
15,434
32,287
30,438
Total reportable segment

revenue
144,577
136,068
281,518
260,854
Segment Adjusted EBITDA
Merchant (1)
8,693
9,120
16,754
17,013
Consumer (1)
2,948
578
5,428
(816)
Total Segment Adjusted

EBITDA
11,641
9,698
22,182
16,197
Depreciation and amortization
Merchant
2,041
1,799
4,119
3,624
Consumer
179
278
348
523
Subtotal: Operating segments

2,220
2,077
4,467
4,147
Group costs
3,593
3,842
7,202
7,770
Total

5,813
5,919
11,669
11,917
Expenditures for long-lived assets
Merchant
2,078
3,652
4,841
7,525
Consumer
120
340
166
968
Subtotal: Operating segments

2,198
3,992
5,007
8,493
Group costs
-
-
-
-
Total

$
2,198
$
3,992
$
5,007
$
8,493
(1) Segment

Adjusted EBITDA

for Merchant

includes retrenchment

costs of

$
0.01

million (ZAR
0.1

million) and

Consumer
includes

retrenchment

costs of

$
0.1

million (ZAR
1.3

million) for

the three

months ended

December 31,

2023. Segment

Adjusted
EBITDA for Merchant

includes retrenchment costs

of $
0.2

million (ZAR
4.7

million) and Consumer

includes retrenchment costs

of
$
0.2

million (ZAR
2.8

million) for the six months ended December 31, 2023.
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
The Company

has
no

unrecognized tax benefits.

The Company

files income tax

returns mainly

in South Africa,

Botswana and
in the U.S. federal jurisdiction. As of December 31,

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
RMB has

issued

guarantees

to

these

third

parties

amounting

to

ZAR
33.1

million

($
1.8

million,

translated

at

exchange

rates
applicable as of December 31, 2023) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of
between
3.42
% per annum to
3.44
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
Nedbank has

issued guarantees

to these

third parties

amounting to

ZAR
2.1

million ($
0.1

million, translated

at exchange

rates
applicable as of December 31, 2023) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of
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

December 31,

2023). As

discussed in

Note 8,

the Company

has ceded

and pledged

certain bank
accounts to Nedbank as

security for the guarantees

issued by them

with an aggregate value

of ZAR
2.1

million ($
0.1

million, translated
at

exchange

rates

applicable

as

of

December

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
Recent Developments

We

experienced

continued

improvement

in

our

financial

performance

in

the

second

quarter

of

fiscal

2024

with

revenue

and
profitability improving in both Consumer and Merchant divisions.
Revenue of $143.9 million (ZAR 2.7 billion) was within our revenue guidance of ZAR 2.7 billion to ZAR 2.8 billion for second quarter of fiscal 2024, despite prevailing negative macroeconomic and socio-political conditions in South Africa.
Operating income of $2.3 million (ZAR 42.5 million) improved

211% in ZAR, compared with an operating loss of

$2.2

million
(ZAR 38.4 million) during the second quarter of fiscal 2023.
We exceeded the upper end of guidance of ZAR 170.0 million to

ZAR 180.0 million for second quarter of

fiscal 2024, delivering
Group Adjusted EBITDA, a non-GAAP measure, of $9.6 million (ZAR180.5 million) this quarter, a 38% increase in ZAR, compared to

$7.4

million

(ZAR

130.4

million)

in

the

second

quarter

of

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

Performance in our Merchant division has been driven by:
●
Kazang, our VAS

and supplier payments business,

continues to see adoption

by MSMEs in the informal

sector, with a

23%
year-on-year and 3% quarter-on-quarter growth

in the number of devices deployed.
o
We

had

approximately

79,000

devices

deployed

as

of

December

31,

2023,

compared

to

approximately

64,500
devices one year ago, and approximately 77,000 devices at the end of the first quarter. Core to our device placement
strategy is the decision to focus on quality business and optimizing our existing fleet, which is reflected in a healthy throughput and margin per device.
o
VAS

throughput increased

21% year-on-year

and 17% quarter-on-quarter.

The second quarter

of our fiscal

year is
traditionally our strongest quarter due to higher activity over the year-end festive season benefitting certain product
lines.
o
As communicated

since the

fourth quarter

of fiscal

2023, our

product

mix for

VAS

sales has

changed

with low-
margin money transfers reducing significantly due to a change in the regulatory environment impacting the industry
as a whole. Money transfers currently comprise approximately 5% of VAS throughput, compared to approximately
25%

a

year

ago.

This

change

has

had

limited

impact

on

profitability

as

money

transfers

are

a

very

low

margin
product.
o
VAS

throughput,

excluding

the

low-margin

money

transfers,

increased

51%

year-on-year

and

16%

quarter-on-
quarter.
●
We provide card acquiring solutions in the

informal sector via Kazang

Pay and in the

formal sector we through

Card Connect.
Card-enabled POS devices

increased to approximately

48,200 as of December

31, 2023, a year-on-year

growth of 40% and
quarter-on-quarter growth of 4%. Throughput

on deployed devices increased 31%

year-on-year and 15% quarter-on-quarter
to R4.1 billion.
●
Our current

Merchant Credit

offering

is Capital

Connect in

the formal

SME market.

Kazang Pay

Advance in

the informal
sector remains

suspended

as we

reported

in the

previous

quarter.

Capital Connect

disbursed ZAR

170 million

during this
quarter, compared to approximately ZAR 205 million in the comparable period last year, representing a 17% decrease. In the formal

market

we

continue

to

see

demand

for

our

merchant

credit

offering

however

the

deteriorating

performance

and
financial

strength

of

many

of

our

merchants

means

they

do

not

meet

our

credit

criteria,

resulting

in

fewer

and

smaller
extensions.

Whilst

strict application

of

our

credit criteria

has

led

to

negative

growth,

it has

protected

and

maintained

the
quality of our book through this cycle. Our loan book as of December 31, 2023 was R253 million compared to R290 million as of December 31, 2022.
●
Our

automated

cash management

offering,

Cash Connect,

effectively

“puts

the bank”

in approximately

4,480

merchants’
stores, compared

to approximately

4,320 merchants’

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
Acquisition of Touchsides
In February

2024 we

announced the

acquisition of

Touchsides

(Pty) Ltd

(“Touchsides”),

a leading

data analytics

and insights
company,

from Heineken

International B.V.

The Touchsides

and Kazang

businesses are

highly complementary,

and the acquisition
significantly expands

Kazang’s

footprint in

the informal

market by

adding an

established solution

that has

a strong

presence in

the
informal licensed tavern market. Touchsides has an installed base of over 10,000 active POS terminals across South Africa’s informal licensed taverns,

and processes

more than

1.5 million

transactions per

day.

The business

provides platform-as-a-service

(PaaS) and
software-as-a-service (SaaS) solutions to licensed tavern outlets, enabling the measurement of sales activity in real-time, management of stock levels and informing commercial decisions, such as pricing and promotional offers.
The data and insights gathered from these terminals carries significant value and potential to be monetized through relationships with

a

range

of

clients

including

fast-moving

consumer

goods

companies,

retailers,

wholesalers,

route-to-market

suppliers,

and
financiers.
We anticipate the

acquisition to close in March 2024 and it is subject to satisfaction of customary closing conditions.
Consumer Division
Over the past six quarters we have

consistently referenced the three levers underpinning

our strategy of returning the Consumer
Division to profitability – (i) growing active EasyPay Everywhere (“EPE”) account numbers, (ii) increasing average revenue per user
(“ARPU”) through cross-selling and (iii) cost optimization. With the progress made on these levers and the improved performance of the Consumer division we are now focusing on enhancing our product and service offering.

The progress on our three key initiatives is as follows:
●
Driving customer acquisition
o
Gross EPE account activations, for the permanent base, during our current quarter showed significant improvement due

to

various

strategic

initiatives.

We

achieved

approximately

122,000

gross

account

activations

in

the

second
quarter,

compared

to approximately

43,000

in

the second

quarter

of fiscal

2023.

After accounting

for

churn,

net
active account

growth for

the quarter

was approximately

92,000 accounts,

compared

to approximately

10,000 in
second quarter of fiscal 2023.
o
Our total active EPE transactional account base stood at approximately 1.4 million at the end of December 2023, of which more than

1.2 million (or

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
o
The

South

African

Post

Office,

which

is

the

largest

service

provider

to

South

African

grant

beneficiaries,
experienced

increasing grant

distribution

and financial

challenges during

the last

two quarters,

resulting

in many
grant beneficiaries migrating to alternative financial service providers. The measures taken by EasyPay

Everywhere
over the

past 18

months to

enhance our

products, sales,

onboarding and

customer service

capabilities put

us in

a
good position to benefit from this migration.
●
Progress on cross

selling
EasyPay Loans
o
We

originated

approximately 278,000

loans during

the quarter

with our

consumer loan

book, before

allowances,
increasing 26%

to ZAR

503 million

as at

December 31,

2023, compared

to ZAR

398 million

as of

December 31,
2022.
o
We have not

amended our credit scoring or other lending criteria and the growth is reflective of the demand for our
tailored loan product for this market and growth in EPE bank account customer base
o
The

loan

conversion

rate

continues

to

improve

following

the

implementation

of

a

number

of

targeted

consumer
lending campaigns during the current quarter.
o
The portfolio loss ratio,

calculated as the loans

written off during the

period as a percentage

of the total loan book,
remained at approximately 6% on an annualized basis, in line with the first quarter of fiscal 2024.
EasyPay Insurance
o
Our funeral

insurance product continued

its strong growth

and is a

material contributor

to the improvement

in our
overall ARPU. We have been able to improve customer penetration to more than 30% of our active permanent grant
account base as of December

31, 2023, compared to

approximately 25% as of December

31, 2022. Approximately
42,000

new

policies were

written in

the quarter,

compared to

approximately

29,000

in the

comparable

period

in
fiscal 2023. The

total number

of active policies

has grown by

31% to approximately

384,000 policies as

of December
31, 2023, compared to December 31, 2022.
ARPU
o
ARPU

for

our

permanent

client

base

has

increased

to

over

ZAR

85

for

the

second

quarter

of

fiscal

2024,

from
approximately ZAR 74 in the second quarter of fiscal 2023.
Economic Environment and Impact of loadshedding
Overall, we have

seen no significant change

in the operating environment

during the quarter.

The trading environment

remains
challenging in South Africa

with interest rates

and unemployment remaining at elevated

levels. These factors

are compounded by daily
power cuts

(known as

load-shedding in

South Africa),

although we have

seen a marginal

reduction in

load shedding

during the

last
two quarters. Power disruptions

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
Management changes
The Board has appointed Ali Mazanderani as Executive Chairman and Kuben Pillay as Lead Independent Director. Chris Meyer
will conclude his

tenure as Group

CEO on February

29, 2024. During

his nearly three

years as Group

CEO, Chris has

led the successful
turnaround

and building

of

the Lesaka

fintech

platform.

Chris will

remain

a

director

of Lesaka.

Ali Mazanderani

will assume

the
Executive Chairman

role on

February 1,

2024. Ali

has been

a member

of the

Lesaka board

since 2020

and he

played a

lead role

in
setting the vision to build

the leading fintech platform in

Southern Africa that set Lesaka

on its journey.

He presented this strategy to
the market at

Lesaka’s Q4 2020 earnings call

and has played

a key role

in Lesaka’s evolution, serving as

a board director and

a member
of the Capital Allocation Committee.
Ali

brings

deep

experience

to

the

Lesaka

executive

team

and

is

a

well-known

and

respected

global

fintech

leader

and
entrepreneur.

Ali

is

co-founder

and

Chairman

of

Teya,

a

leading

European

fintech

and

has

served

as

a

director

of

global

fintech
companies, including StoneCo in Brazil and Network International in the UAE.
Improvement in our Broad Based Black Economic

Empowerment (“B-BBEE”) rating to level 4
B-BBEE is

a key

strategic priority

for us.

Achievement of

B-BBEE objectives

is measured

by a

scorecard which

establishes a
weighting

for

various

elements.

Scorecards

are

independently

reviewed

by

accredited

BEE

verification

agencies

which

issue

a
certificate that presents

an entity’s

BEE Contributor Status

Level, with level 1

being the highest and

“no rating” (a level

below level
8)

as

the

lowest.

During

fiscal

2023,

we

made

significant

progress

in

terms

of

improving

our

empowerment

credentials

and

in
September

2023

we

reported

that

our

independently

verified

B-BBEE

rating

improved

to

a

level

5

rating

from

a

level

8

rating,
simultaneously setting out our aim to achieve a level 4

rating by the end of fiscal year 2024.

We achieved this target during the second
quarter of fiscal 2024 and have received an independently verified B-BBEE rating of level 4.
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
Recent accounting pronouncements not yet adopted

as of December 31, 2023
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
Table 1 Three months ended Six months ended
Year

ended
December 31, December 31, June 30,
2023 2022 2023 2022
2023
ZAR : $ average exchange rate 18.7313 17.6279 18.6885 17.3240 17.7641
Highest ZAR : $ rate during period 19.4568 18.3617 19.4568 18.3617 19.7558
Lowest ZAR : $ rate during period 18.2076 16.9840 17.6278 16.2035 16.2034
Rate at end of period 18.2982 17.0212 18.2982 17.0212 18.8376

Translation exchange

rates for financial reporting purposes
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this

data for

the three and

six months ended

December 31, 2023

and 2022, vary

slightly from the

averages shown

in the
table above. Except as

described below,

the translation rates we

use in presenting our

results of operations are

the rates shown in

the
following table:
Three months ended Six months ended
Year

ended
Table 2 December 31, December 31, June 30,
2023 2022 2023 2022
2023
Income and expense items: $1 = ZAR 18.7108 17.5160 18.7124 17.2482 17.9400
Balance sheet items: $1 = ZAR 18.2982 17.0212 18.2982 17.0212 18.8376
We

have translated

the results

of operations

and operating

segment information

for the

three and

six months

ended December
31, 2023, provided

in the tables

below using

the actual average

exchange rates

per month (i.e.

for each of

October 2023, November
2023, and December

2023 for the

second quarter of

fiscal 2024)

between the

USD and ZAR

in order

to reduce the

reconciliation of
information presented to our chief operating

decision maker. The impact of

using this method compared with the average rate for

the
quarter and year to date is not significant, however, it does result in minor differences.

We believe that presentation using the average
exchange

rates

per

month

compared

with

the

average

exchange

rate

per

quarter

and

year

to

date

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
Connect is included for the entire year to date of fiscal 2024 and 2023.
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

Second quarter of fiscal 2024 compared to second quarter

of fiscal 2023
The following factors had

a significant impact on

our results of operations

during the second quarter

of fiscal 2024 as compared
with the same period in the prior year:
● Higher revenue:
Our revenues increased 13% in

ZAR, primarily due to an increase in

low margin prepaid airtime sales and
other value-added services, as well

as higher transaction, insurance and lending revenues,

which was partially offset by lower
hardware sales revenue in our POS hardware distribution business given the lumpy nature of bulk sales;
●
Operating

income

generated:
Operating

profitability

was

achieved

following

years

of

operating

losses

as

a

result

of the
various cost reduction initiatives in Consumer implemented in prior periods as well as the contribution from Connect;
●
Higher net

interest charge:

The net

interest charge

increased to

$4.4 million

(ZAR 81.2

million) from

$4.0 million

(ZAR
70.0 million) primarily due to higher interest rates; and
●
Foreign exchange

movements:

The U.S. dollar

was 7% stronger

against the ZAR

during the second

quarter of fiscal

2024
compared to the prior period, which adversely impacted our U.S. dollar reported results.
Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:
Table 3 In United States Dollars
Three months ended December 31,
2023 2022%
$ ’000 $ ’000 change
Revenue
143,893 136,068 6%
Cost of goods sold, IT processing, servicing and support
114,266 108,824 5%
Selling, general and administration
21,541 23,517 (8%)
Depreciation and amortization
5,813 5,919 (2%)
Operating income (loss)
2,273 (2,192) nm
Loss on disposal of equity-accounted investments
- 112 nm
Interest income
485 389 25%
Interest expense
4,822 4,388 10%
Loss before income tax expense
(2,064) (6,303) (67%)
Income tax expense
686 364 88%
Net loss before earnings from equity-accounted investments
(2,750) (6,667) (59%)
Earnings from equity-accounted investments
43 18 139%
Net loss attributable to us
(2,707) (6,649) (59%)
Table 4 In South African Rand
Three months ended December 31,
2023 2022%
ZAR ’000 ZAR ’000 change
Revenue
2,694,506 2,383,367 13%
Cost of goods sold, IT processing, servicing and support
2,139,730 1,906,161 12%
Selling, general and administration
403,443 411,923 (2%)
Depreciation and amortization
108,863 103,677 5%
Operating income (loss)
42,470 (38,394) nm
Loss on disposal of equity-accounted investments
- 1,962 nm
Interest income
9,080 6,814 33%
Interest expense
90,329 76,860 18%
Loss before income tax expense
(38,779) (110,402) (65%)
Income tax expense
12,845 6,376 101%
Net loss before earnings from equity-accounted investments
(51,624) (116,778) (56%)
Earnings from equity-accounted investments
805 315 156%
Net loss attributable to us
(50,819) (116,463) (56%)

Revenue increased

by $7.8

million (ZAR

0.3 billion),

or 5.8%

(in ZAR,

13.1%),

primarily due

to the

increase in

low margin
prepaid airtime sales

and other value-added

services, as well

as higher transaction, insurance

and lending revenues, which

was partially
offset by lower hardware sales revenue in our POS hardware distribution business given the lumpy nature of bulk sales.
Cost of goods sold, IT processing, servicing and support increased by $5.4 million

(ZAR 0.2 billion), or 5.0% (in ZAR, 12.3%),
primarily due to the increase in low margin prepaid airtime sales, which were partially offset by the benefits of various cost reduction
initiatives in Consumer and lower insurance-related claims.
Selling, general and administration expenses decreased by $2.0 million (ZAR 8.5 million), or 8.4%

(in ZAR 2.1%). The decrease
was primarily due to

the benefits of

various cost reduction initiatives

in Consumer and lower

stock-based compensation charges, which
were partially offset by higher employee-related expenses and the year-over-year impact of inflationary increases on certain expenses.
Depreciation and amortization expense

decreased by $0.1 million, or 1.8%

,

and in ZAR increased by

ZAR 5.2 million or 5.0%.
In the ZAR, the increase was due to an increase in depreciation expense related to additional POS devices deployed.
Our operating income (loss)

margin for the second

quarter of fiscal

2024 and 2023 was

1.6% and(1.6)%, respectively. We discuss
the components of operating loss margin under “—Results of operations by operating segment.”
We

did not record

any changes in

the fair value

of equity interests

in MobiKwik and

Cell C during

the second quarter

of fiscal
2024 or 2023, respectively. We continue to carry our investment in Cell C at $0 (zero). Refer to

Note 4 for the methodology and

inputs
used in the fair value calculation for Cell C.
Interest on surplus cash increased

to $0.5 million (ZAR 9.1

million) from $0.4 million (ZAR

6.8 million), primarily due to

higher
interest rates.
Interest

expense increased

to $4.8

million (ZAR

90.3 million)

from $4.4

million (ZAR

76.9 million),

primarily

as a

result of
higher overall interest rates and higher overall borrowings during the second quarter of fiscal 2024 compared with comparable period in the prior quarter, which was partially offset

by lower interest expense incurred on certain of our borrowing for which we were able to negotiate lower rates of interest during the latter half of fiscal 2023.
Fiscal 2024 tax expense was $(0.7) million

(ZAR (12.8) million) compared to $0.4 million

(ZAR 6.4 million) in fiscal 2023. Our
effective tax rate for fiscal 2024 was impacted

by the tax expense recorded by our profitable South

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
Finbond is

listed on

the Johannesburg

Stock Exchange

and reports

its six-month

results during

our first

quarter and

its annual
results during our fourth quarter.

We sold our

entire remaining interest in Finbond during the second quarter of fiscal 2024.

The table
below presents the relative (loss) earnings from our equity-accounted investments:
Table 5 Three months ended December 31,
2023 2022 $ %
$ ’000 $ ’000 change
Other 43 18 139%
Total

loss from equity-accounted investments
43 18 139%

Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:
Table 6 In United States Dollars
Three months ended December 31,
2023 % of 2022 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 127,870 89% 120,634 89% 6%
Consumer 16,707 12% 15,434 11% 8%
Subtotal: Operating segments 144,577 101% 136,068 100% 6%
Eliminations (684) (1%) - - nm
Total

consolidated revenue
143,893 100% 136,068 100% 6%
Segment Adjusted EBITDA:
Merchant (1) 8,693 90% 9,120 123% (5%)
Consumer (1) 2,948 31% 578 8% 410%
Group costs (2,011) (21%) (2,256) (30%) (11%)
Group Adjusted EBITDA (non-GAAP) (2) 9,630 100% 7,442 100% 29%
(1) Segment Adjusted

EBITDA for Merchant includes

retrenchments costs of

$0.01 million and Consumer

includes retrenchment
costs of $0.1 million for the second quarter of fiscal 2024.
(2) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 7 In South African Rand
Three months ended December 31,
2023 % of 2022 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 2,394,515 89% 2,113,025 89% 13%
Consumer 312,767 12% 270,342 11% 16%
Subtotal: Operating segments 2,707,282 101% 2,383,367 100% 14%
Eliminations (12,776) (1%) - - nm
Total

consolidated revenue
2,694,506 100% 2,383,367 100% 13%
Segment Adjusted EBITDA:
Merchant (1) 162,935 90% 159,746 123% 2%
Consumer (1) 55,225 31% 10,124 8% 445%
Group costs (37,663) (21%) (39,516) (30%) (5%)
Group Adjusted EBITDA (non-GAAP) (2) 180,497 100% 130,354 100% 38%
(1)

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchments

costs

of

ZAR

0.1

million

and

Consumer

includes
retrenchment costs of ZAR 1.3 million for the second quarter of fiscal 2024.
(2) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment revenue

increased due

to the increase

in low margin

prepaid airtime

sales and other

value-added services,

which was
partially offset

by lower hardware

sales revenue

given the lumpy

nature of bulk

sales as well

as lower revenue

from certain valued-
added services transactions

(such as international money

transfers). In ZAR, the

increase in Segment Adjusted

EBITDA is primarily
due to

the higher

sales activity,

which was

partially offset

by lower

hardware sales.

Connect records

a significant

proportion of

its
airtime

sales

in

revenue

and

cost

of

sales,

while

only

earning

a

relatively

small

margin.

This

significantly

depresses

the

Segment
Adjusted EBITDA margins shown by the business.
Our Segment Adjusted

EBITDA margin

(calculated as Segment

Adjusted EBITDA divided

by revenue) for

the second quarter
of fiscal 2024 and 2023 was 6.8% and 7.6%, respectively.

Consumer
Segment revenue increased

primarily due to

more transaction fees

generated from the

higher EPE account

holders base, higher
insurance revenues, and an increase

in lending revenue as

a result of an

increase in loan originations.

This increase in revenue,

together
with the cost reduction

initiatives initiated in fiscal

2022 and through

fiscal 2023, have

translated into a turnaround

in the Consumer
Division and the realization of sustained positive Segment Adjusted EBITDA.
Our Segment Adjusted EBITDA margin for the

second quarter of fiscal 2024 and 2023 was 17.6%

and 3.7%, respectively.
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
First half of fiscal 2024 compared to first half of fiscal 2023
The following

factors had a

significant impact on

our results of

operations during

the first half

of fiscal 2024

as compared with
the same period in the prior year:
● Higher revenue:
Our revenues increased 16% in

ZAR, primarily due to an increase

in low margin prepaid airtime

sales and
other value added services, as well as

higher transaction, insurance and lending revenues, which was partially offset by lower hardware sales revenue in our POS hardware distribution business given the lumpy nature of bulk sales;
●
Operating

income

generated:
Operating

profitability

was

achieved

following

years

of

operating

losses

as

a

result

of the
various cost reduction initiatives in Consumer implemented in prior periods as well as the contribution from Connect;
● Higher net interest charge:

The net interest

charge increased to

$8.8 million (ZAR 164.3

million) from $7.6

million (ZAR
131.5 million) primarily due to higher interest rates; and
● Foreign exchange movements:

The U.S. dollar

was 8%

stronger against the

ZAR during the

first half of

fiscal 2024 compared
to the prior period, which adversely impacted our U.S. dollar reported results.
Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:
Table 8 In United States Dollars
Six months ended December 31,
2023 2022%
$ ’000 $ ’000 change
Revenue 279,982 260,854 7%
Cost of goods sold, IT processing, servicing and support
221,756 209,352 6%
Selling, general and administration
44,056 46,448 (5%)
Depreciation and amortization
11,669 11,917 (2%)
Operating income (loss) 2,501 (6,863) nm
Reversal of allowance for EMI doubtful debt receivable
250 - nm
Net gain on disposal of equity-accounted investments
- 136 nm
Interest income
934 800 17%
Interest expense
9,731 8,424 16%
Loss before income tax expense (6,046) (14,351) (58%)
Income tax expense
950 395 141%
Net loss before loss from equity-accounted investments (6,996) (14,746) (53%)
Loss from equity-accounted investments
1,362 2,599 (48%)
Net loss attributable to us (8,358) (17,345) (52%)

Table 9 In South African Rand
Six months ended December 31,
2023 2022%
ZAR ’000 ZAR ’000 change
Revenue 5,232,165 4,499,262 16%
Cost of goods sold, IT processing, servicing and support 4,144,195 3,610,946 15%
Selling, general and administration 823,304 801,144 3%
Depreciation and amortization 218,029 205,547 6%
Operating income (loss) 46,637 (118,375) nm
Reversal of allowance for EMI doubtful debt receivable 4,741 - nm
Net gain on disposal of equity-accounted investments - 2,346 nm
Interest income 17,448 13,799 26%
Interest expense 181,758 145,298 25%
Loss before income tax expense (112,932) (247,528) (54%)
Income tax expense 17,670 6,813 159%
Net loss before loss from equity-accounted investments (130,602) (254,341) (49%)
Loss from equity-accounted investments 25,852 44,828 (42%)
Net loss attributable to us (156,454) (299,169) (48%)
Revenue increased

by $19.1

million (ZAR

0.7 billion),

or 7.3%

(in ZAR,

16.3%), primarily

due to

the increase

in low

margin
prepaid airtime sales

and other value-added

services, as well

as higher transaction, insurance

and lending revenues, which

was partially
offset by lower hardware sales revenue in our POS hardware distribution business given the lumpy nature of bulk sales.
Cost of goods sold, IT processing, servicing and

support increased by $12.4 million (ZAR

0.5 billion), or 5.9% (in ZAR,

14.8%),
primarily due to the increase in low margin prepaid airtime sales, which were partially offset by the benefits of various cost reduction
initiatives in Consumer and lower insurance-related claims.
Selling, general and administration expenses decreased by $2.4 million, or 5.1%, and in ZAR increased by ZAR 22.2 million, or
2.8%. In ZAR, the increase was

primarily due to higher employee-related expenses related to the expansion of our senior management
team and the year-over-year impact of inflationary increases on employee-related expenses, which were partially

offset by the benefits
of various cost reduction initiatives in Consumer and lower stock-based compensation charges.
Depreciation and amortization expense decreased by $0.2 million, or 2.1%, and in ZAR increased by ZAR 12.5 million or 6.1%.
In the ZAR, the increase was due to an increase in depreciation expense related to additional POS devices deployed.
Our operating income (loss) margin for the first half of fiscal 2024 and 2023 was 0.9% and (2.6)%, respectively.

We discuss the
components of operating loss margin under “—Results of operations by operating segment.”
We did not record any changes in the fair value of equity interests in MobiKwik and Cell C during the first half of fiscal 2024 or
2023, respectively.
During the first half of fiscal 2024,

we received an outstanding amount of

$0.3 million related to the sale Carbon

in fiscal 2023,
which resulted

in the

reversal of

an allowance

for doubtful

loans receivable

of $0.3

million recorded

in fiscal

2023.
We recorded a
gain of $0.3

million related to the

disposal of our

entire interest in Carbon

during the first half

of fiscal 2023.

Refer to Note

5 to our
unaudited condensed consolidated financial statements for additional information regarding this disposal.
Interest on

surplus cash

increased to

$0.9 million

(ZAR 17.4

million) from

$0.8 million

(ZAR 13.8

million), primarily

due to
higher interest rates.
Interest expense increased

to $9.7 million (ZAR

181.8 million) from

$8.4 million (ZAR

145.3 million), primarily

as a result of
higher overall interest rates and higher overall borrowings during the first half of fiscal 2024 compared with comparable period in the prior year to

date, which was

partially offset

by lower interest

expense incurred

on certain of our

borrowing for which

we were able
to negotiate lower rates of interest during the latter half of fiscal 2023.
Fiscal 2024 tax expense was $(1.0) million

(ZAR (17.7) million) compared to $0.4 million

(ZAR 6.8 million) in fiscal 2023. Our
effective tax rate for fiscal 2024 was impacted

by the tax expense recorded by our profitable South

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
Other 83 32 159%
(1,362) (2,599) (48%)
Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:
Table 11 In United States Dollars
Six months ended December 31,
2023 % of 2022 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 249,231 89% 230,416 88% 8%
Consumer 32,287 12% 30,438 12% 6%
Subtotal: Operating segments 281,518 101% 260,854 100% 8%
Eliminations (1,536) (1%) - - nm
Total

consolidated revenue
279,982 100% 260,854 100% 7%
Segment Adjusted EBITDA:
Merchant (1) 16,754 91% 17,013 146% (2%)
Consumer (1) 5,428 30% (816) (7%) nm
Group costs (3,833) (21%) (4,556) (39%) (16%)
Group Adjusted EBITDA (non-GAAP) (2) 18,349 100% 11,641 100% 58%
(1) Segment Adjusted

EBITDA for Merchant includes

retrenchments costs of

$0.01 million and

Consumer includes retrenchment
costs of $0.1 million for first half of fiscal 2024.
(2) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Table 12 In South African Rand
Six months ended December 31,
2023 % of 2022 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 4,657,516 89% 3,974,261 88% 17%
Consumer 603,396 12% 525,001 12% 15%
Subtotal: Operating segments 5,260,912 101% 4,499,262 100% 17%
Eliminations (28,747) (1%) - - nm
Total

consolidated revenue
5,232,165 100% 4,499,262 100% 16%
Segment Adjusted EBITDA:
Merchant (1) 313,116 91% 293,444 146% 7%
Consumer (1) 101,527 30% (14,075) (7%) nm
Group costs (71,643) (21%) (78,583) (39%) (9%)
Group Adjusted EBITDA (non-GAAP) (2) 343,000 100% 200,786 100% 71%
(1)

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchments

costs

of

ZAR

0.1

million

and

Consumer

includes
retrenchment costs of ZAR 1.3 million for first half of fiscal 2024.
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
Our Segment Adjusted EBITDA margin for the first half

of fiscal 2024 and 2023 was 6.7% and 7.4%, respectively.
Consumer
Segment revenue increased

primarily due to

more transaction fees

generated from the

higher EPE account

holders base, higher
insurance revenues, and an increase

in lending revenue as

a result of an

increase in loan originations.

This increase in revenue,

together
with the cost reduction

initiatives initiated in fiscal

2022 and through

fiscal 2023, have

translated into a turnaround

in the Consumer
Division and the

realization of sustained

positive Segment Adjusted

EBITDA in year

to date fiscal 2024

compared with year to

date
fiscal 2023.
Our Segment Adjusted EBITDA margin for the first half of fiscal 2024 and 2023 was 16.8% and (2.7)%, respectively.
Group costs
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
Table 13 Three months ended
December 31,
Six months ended
December 31,
2023 2022 2023 2022
$ ’000 $ ’000 $ ’000 $ ’000
Loss attributable to Lesaka - GAAP (2,707) (6,649) (8,358) (17,345)
(Earnings) loss from equity accounted investments (43) (18) 1,362 2,599
Net loss before (earnings) loss from equity-accounted investments (2,750) (6,667) (6,996) (14,746)
Income tax (benefit) expense 686 364 950 395
Loss before income tax expense (2,064) (6,303) (6,046) (14,351)
Interest expense 4,822 4,388 9,731 8,424
Interest income (485) (389) (934) (800)
Reversal of allowance for doubtful EMI loan receivable - - (250) -
Net gain on disposal of equity-accounted investment - 112 - (136)
Operating income (loss) 2,273 (2,192) 2,501 (6,863)
PPA amortization

(amortization of acquired intangible assets)

3,592 3,842 7,200 7,770
Depreciation and amortization 2,221 2,077 4,469 4,147
Stock-based compensation charges 1,804 2,849 3,563 4,311
Lease adjustments 678 747 1,374 1,559
Once-off items (1) (816) 119 (738) 717
Unrealized gain FV for currency adjustments (122) - (20) -
Group Adjusted EBITDA - Non-GAAP 9,630 7,442 18,349 11,641
(1) The table below presents the components of once-off

items for the periods presented:
Table 14 Three months ended
December 31,
Six months ended
December 31,
2023 2022 2023 2022
$ ’000 $ ’000 $ ’000 $ ’000
Transaction costs 136 119 214 322
(Income recognized) Expenses incurred related to closure of legacy businesses (952) - (952) 395
Total once-off

items
(816) 119 (738) 717
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
(Income

recognized)

Expenses

incurred

related

to

closure

of

legacy

businesses

represents

(i)

gains

recognized

related

to

the
release of

the foreign

currency translation

reserve on

deconsolidation of

a subsidiaries

and (ii)

costs incurred

related to

subsidiaries
which we are in the process of deregistering/ liquidation and therefore we consider these costs non-operational and ad hoc in nature.
Liquidity and Capital Resources
As of December 31, 2023, our cash and cash

equivalents were $44.3 million and comprised of U.S. dollar-denominated balances of $4.5 million,

ZAR-denominated balances of

ZAR 688.5 million

($37.6 million), and

other currency deposits,

primarily Botswana
pula, of

$2.2 million,

all amounts

translated at

exchange rates

applicable as

of December

31, 2023.

The increase

in our unrestricted
cash

balances

from

June 30,

2023,

was primarily

due

to a

positive

contribution

from

our Merchant

and

Consumer

operations

and
utilization of

our borrowings

facilities to

fund certain

components of

our operations,

which was

partially offset

by the utilization

of
cash reserves to

fund certain scheduled

and other

repayments of our

borrowings, purchase ATMs and vaults,

and to make

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

vaults.

Refer

to

Note

12

to

our

consolidated

financial

statements

for

the

year

ended

June

30,

2023,

for

additional
information related to our borrowings.
Available short-term

borrowings
Summarized below are our short-term facilities available and utilized as of

December 31, 2023:
Table 15
RMB Facility E RMB Indirect RMB Connect Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities
available, comprising:
Overdraft - - - - 11,203 205,000 - -
Overdraft restricted as to
use (1) 76,510 1,400,000 - - - - - -
Total overdraft 76,510 1,400,000 - - 11,203 205,000 - -
Indirect and derivative
facilities
(2)
- - 7,378 135,000 - - 8,556 156,556
Total

short-term
facilities available 76,510 1,400,000 7,378 135,000 11,203 205,000 8,556 156,556
Utilized short-term
facilities:
Overdraft - - - - 9,291 170,000 - -
Overdraft restricted as to
use
(1)
23,407 428,301 - - - - - -
Indirect and derivative
facilities (2) - - 1,809 33,100 - - 115 2,110
Total

short-term
facilities available 23,407 428,301 1,809 33,100 9,291 170,000 115 2,110
Interest

rate,

based

on
South African prime rate 11.75% 11.65%
(1) Overdraft may only be used to fund ATMs

and upon utilization is considered restricted cash.
(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support
guarantees issued by RMB and Nedbank to various third parties on our behalf.
Long-term borrowings
We

have

aggregate

long-term

borrowing

outstanding

of

ZAR

2.6

billion

($142.8

million

translated

at

exchange

rates

as

of
December 31, 2023)

as described in Note

8. These borrowings

include outstanding

long-term borrowings obtained

by Lesaka SA of
ZAR 1.0 billion,

including accrued

interest, which

was used to

partially fund

the acquisition of

Connect. The Lesaka

SA borrowing
arrangements

were amended

in March

2023 to

include

a ZAR

200

million

revolving

credit facility.

We

used this

revolving

credit
facility

during

the

six

months

ended

December

31,

2023,

and

ZAR

115.0

million

was

drawn

as

of

December

31,

2023,

with

the
remaining balance available for utilization in the future. In contemplation of the Connect transaction, Connect obtained total facilities of ZAR

1.3 billion,

which were

utilized to

repay its

existing borrowings,

to fund

a portion

of its

capital expenditures

and

to settle
obligations

under the

transaction documents,

and which

has subsequently

been upsized

for its

operational requirements

and has

an
outstanding

balance as

of December

31, 2023,

of ZAR

1.2 billion,

We

also have

a revolving

credit facility,

of ZAR

300.0

million
which is utilized to fund a portion of our merchant finance loans receivable book.

Restricted cash
We

have credit

facilities with RMB

in order

to access cash

to fund

our ATMs

in South Africa.

Our cash, cash

equivalents and
restricted cash presented in

our consolidated statement

of cash flows

as of December

31, 2023, includes

restricted cash of

$23.5 million
related to cash withdrawn from our debt facility to

fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.
We have

also entered into cession and pledge

agreements with Nedbank related to

our Nedbank indirect credit facilities

and we
have ceded and pledged

certain bank accounts to

Nedbank. The funds included

in these bank accounts

are restricted as they

may not
be withdrawn without the express

permission of Nedbank. Our cash,

cash equivalents and restricted

cash presented in our consolidated
statement of cash flows as of December 31, 2023, includes restricted cash of

$0.1 million that has been ceded and pledged.
Cash flows from operating activities
Second quarter
Net cash provided by operating

activities during the second quarter of

fiscal 2024 was $0.6

million (ZAR 10.9 million) compared
to $3.4 million (ZAR 59.9 million) during the second quarter of fiscal 2023.

Excluding the impact of income taxes, our cash provided
by

operating

activities

during

the

second

quarter

of

fiscal

2024

was

positively

impacted

by

the

contribution

from

Merchant

and
Consumer, which was partially offset by growth in

our consumer and merchant finance loans

receivable books and temporary working
capital movements within

our merchant business

as a result

of quarter-end

transaction processing activities

closing on a

Sunday and
settled in the following week.
During the second quarter of fiscal 2024, we

paid first provisional South African tax payments

of $0.1 million (ZAR 1.3 million)
related to our 2023

tax year and

South African tax payments

related to prior years

of $0.1 million

(ZAR 1.3 million).

During the second
quarter of

fiscal 2023,

we paid

first provisional

South African

tax payments

of $2.5 million

(ZAR 42.6

million) related

to our 2023
tax year,

and additional

second provisional

South African

tax payments

of $0.01

million (ZAR

0.2 million)

related to

our 2022

tax
year.
Taxes paid during

the second quarter of fiscal 2024 and 2023 were as follows:
Table 16 Three months ended December 31,
2023 2022 2023 2022
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments
2,662 2,463 49,516 42,582
Taxation paid related

to prior years
69 10 1,328 180
Tax refund received - (141) - (2,570)
Total South African

taxes paid
2,731 2,332 50,844 40,192
Foreign taxes paid 75 50 1,409 889
Total

tax paid
2,806 2,382 52,253 41,081
First half
Net cash provided

by operating activities

during the

first half of

fiscal 2024

was $4.0 million

(ZAR 74.0

million) compared

to
net cash used

in operating

activities of $4.2

million (ZAR 73.1

million) during

the first half

of fiscal

2023. Excluding

the impact of
income taxes, our cash provided by operating activities during the first half of fiscal 2024 was positively impacted by the contribution from Merchant

and Consumer,

which was

partially offset

by growth

in our

consumer and

merchant finance

loans receivable

books
and temporary

working capital

movements within

our merchant

business as

a result

of quarter-end

transaction processing

activities
closing on a Sunday and settled in the following week.
During the

first half

of fiscal

2024, we

paid first

provisional South

African tax

payments of

$0.6 million

(ZAR 12.2

million)
related to our 2023 tax year and South African tax payments related to prior years of $0.6 million (ZAR 12.2 million). During the first
half of fiscal

2023, we paid

first provisional South

African tax payments

of $3.0 million

(ZAR 50.8 million)

related to our

2023 tax
year, and additional second provisional South

African tax payments of $0.2 million (ZAR 3.4 million) related to our 2022 tax year.

Taxes paid during

the first half of fiscal 2024 and 2023 were as follows:
Table 17 Six months ended December 31,
2023 2022 2023 2022
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments
2,662 2,955 49,516 50,798
Second provisional payments
- 191 - 3,371
Taxation paid related

to prior years
641 10 12,187 180
Tax refund received (31) (198) (640) (3,540)
Total South African

taxes paid
3,272 2,958 61,063 50,809
Foreign taxes paid 138 101 2,605 1,775
Total

tax paid
3,410 3,059 63,668 52,584
Cash flows from investing activities
Second quarter
Cash used in

investing activities

for the

second quarter

of fiscal 2024

included

capital expenditures of

$5.0 million

(ZAR 93.7
million), primarily due

to the acquisition of

vaults and POS devices

.

During the second

quarter of fiscal

2024, we received proceeds
of $3.5 million related to the sale of remaining interest in Finbond and $0.25 million related to the second (and final) tranche from the disposal of our entire equity interest in Carbon.
Cash used in

investing activities

for the

second quarter

of fiscal 2023

included

capital expenditures

of $4.0

million (ZAR 69.9
million), due to the acquisition of vaults and POS devices.
First half
Cash used in investing activities for the

first half of fiscal 2024 included capital

expenditures of $5.0 million (ZAR 93.7 million),
primarily due to

the acquisition of vaults

and POS devices. During

the first half of fiscal

2024, we received proceeds

of $3.5 million
related to the sale of remaining interest in Finbond and $0.25 million related to the second (and final) tranche from the disposal of our entire equity interest in Carbon.
Cash used in

investing activities for

the first half

of fiscal

2023 included capital

expenditures of $8.5

million (ZAR 146.5 million),
primarily

due to

the acquisition

of vaults,

POS devices

and

computer

equipment.

During the

first half

of fiscal

2023,

we received
proceeds of $0.25 million related to the first tranche from the disposal of our entire equity interest in Carbon.
Cash flows from financing activities
Second quarter
During the second quarter of fiscal 2024, we utilized $69.0 million from our South

African overdraft facilities to fund our ATMs
and our cash management business through Connect, and repaid

$66.0 million of those facilities. We utilized $8.6 million of our long-
term borrowings to fund

the acquisition of certain

capital expenditures and for

working capital requirements.

We repaid

$3.2 million
of

long-term

borrowings

in

accordance

with

our

repayment

schedule

as

well

as

to

settle

a

portion

of

our

revolving

credit

facility
utilized. We

also paid $0.2

million to repurchase

shares from employees

in order for

the employees to

settle taxes due

related to the
vesting of shares of restricted stock.
During the second quarter

of fiscal 2023,

we utilized $167.2

million from our South

African overdraft facilities

to fund our

ATMs
and our

cash management

business through

Connect, and

repaid $175.4

million of

those facilities.

We

utilized $9.1

million of

our
long-term

borrowings

to

fund

our

merchant

finance

loans

receivable

business

and

to

fund

the

acquisition

of

certain

capital
expenditures. We

repaid $1.7 million of long-term borrowings in accordance

with our repayment schedule. We

received $0.3 million
from the exercise of stock options. We also paid $0.1 million to repurchase shares from employees in order for the employees to settle
taxes due related to the vesting of shares of restricted stock.

First half
During the first half of fiscal 2024, we utilized $128.6 million from our South African overdraft facilities to fund our ATMs

and
our cash management business through

Connect, and repaid $128.8 million

of those facilities. We

utilized $11.0 million

of our long-
term borrowings to fund

the acquisition of certain

capital expenditures and for

working capital requirements. We

repaid $5.8 million
of

long-term

borrowings

in

accordance

with

our

repayment

schedule

as

well

as

to

settle

a

portion

of

our

revolving

credit

facility
utilized. We

also paid $0.2

million to repurchase

shares from employees

in order for

the employees to

settle taxes due

related to the
vesting of shares of restricted stock.
During the first half of fiscal 2023, we utilized $313.3 million from our South African overdraft facilities to fund our ATMs

and
our cash management business through

Connect, and repaid $312.3 million

of those facilities. We

utilized $10.1 million of our

long-
term borrowings

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
Off-Balance Sheet Arrangements
We have no off

-balance sheet arrangements.
Capital Expenditures
We

expect

capital spending

for the

third quarter

of fiscal

2024 to

primarily

include spending

for acquisition

of POS

devices,
vaults,

computer software, computer and office equipment, as well as for our ATM infrastructure and branch network in South Africa.
Our capital

expenditures for

the second

quarter of

fiscal 2024

and 2023

are discussed

under “—Liquidity

and Capital

Resources—
Cash flows

from investing

activities.” All

of our

capital expenditures

for the

past three

fiscal years

were funded

through internally
generated

funds,

or,

following

the

Connect

acquisition,

our

asset-backed

borrowing

arrangement.

We

had

outstanding

capital
commitments as of December 31, 2023, of $0.1 million. We expect to fund these expenditures through internally generated funds and available facilities.

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

interest charge,
translated at exchange rates applicable

as of December 31, 2023,

as a result of

changes in the South

African prime and 3-month JIBAR
interest rates,

using our

outstanding short

and long-term

borrowings as

of December

31, 2023. The

effect of

a hypothetical

1% (i.e.
100 basis points)

increase and a

1% decrease in

the interest rates

applicable to the

borrowings as of

December 31, 2023,

are shown.
The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 18 As of December 31, 2023
Annual expected
interest charge
($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates
($ ’000)
Interest on South African borrowings 22,345 1% 24,105
(1%) 20,585

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

December 31, 2023.
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
2024:
Table 19 (a) (b)
(c) (d)
Period
Total

number
of shares
purchased
Average price
paid per share
(US dollars)
Total

number of shares
purchased as part of publicly
announced plans or
programs
Maximum dollar value of
shares that may yet be
purchased under the plans
or programs
Oct-23
- - 100,000,000
Nov-23 (1)
26,925 4.55 - 100,000,000
Dec-23 (1)
24,050 3.14 - 100,000,000
Total

50,975 -
(1) Relates to the delivery of shares of our

common stock to us by certain of our employees to settle their income tax liabilities.
These shares do not reduce the repurchase authority under the share repurchase program.
Item 5. Other Information
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities

Exchange Act of 1934 (the “Exchange Act”),
may from time to time

enter into plans for the

purchase or sale of our

common stock that are

intended to satisfy the affirmative defense
conditions of Rule 10b5-1(c)

of the Exchange

Act. During the quarter

ended December 31, 2023,

no officers or

directors, as defined
in Rule 16a-1(f),
adopted
, modified, or
terminated

a “Rule 10b5-1 trading arrangement” or a “
non-Rule
10b5-1

trading arrangement,”
as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit
No. Description of Exhibit
Included
Herewith Form Exhibit Filing Date
10.44
Amendment and Restatement Agreement, dated November
24, 2023, between Lesaka Technologies Proprietary
Limited (as borrower), and FirstRand Bank Limited (acting
through its Rand Merchant Bank division) (as lender), and
FirstRand Bank Limited (acting through its Rand Merchant
Bank division) (as facility agent)
8-K 10.1
December 1,
2023
10.45
Employment Agreement, dated as of December 4, 2023,
between Lesaka Technologies, Inc. and Ali Mazanderani
8-K 10.1
December 4,
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

6, 2024.
LESAKA TECHNOLOGIES, INC.

By: /s/ Chris G.B. Meyer

Chris G.B. Meyer
Group Chief Executive Officer

By: /s/ Naeem E. Kola
Naeem E. Kola

Group Chief Financial Officer,

Treasurer and Secretary