Form 10-Q
period 2024-03-31
LESAKA TECHNOLOGIES INC
filed 2024-05-08
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2024
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
As of May 6,

2024 (the latest

practicable date),
63,599,696

shares of the registrant’s

common stock, par value
$0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table

of Contents
Page No.
PART

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30,
2023
2
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2024 and 2023
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three and nine months ended March 31, 2024 and 2023
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three and nine months ended March 31, 2024 and 2023
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2024 and 2023
7
Notes to Unaudited Condensed Consolidated Financial Statements 8
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
43
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
62
Item 4.
Controls and Procedures
63
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
64
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
65
Item 5. Other Information 65
Item 6.
Exhibits
66
Signatures
67
EXHIBIT 46
EXHIBIT 47

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
March 31, June 30,
2024 2023 (A)
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
55,223
$
35,499
Restricted cash related to ATM funding

and credit facilities (Note 8)
4,383
23,133
Accounts receivable, net and other receivables (Note 2)
34,331
25,665
Finance loans receivable, net (Note 2)
40,754
36,744
Inventory (Note 3)
21,789
27,337
Total current assets before settlement assets
156,480
148,378
Settlement assets
29,300
15,258
Total current assets
185,780
163,636
PROPERTY,

PLANT AND EQUIPMENT, net of accumulated depreciation of - March: $
40,276

June:
$
36,563
27,918
27,447
OPERATING LEASE RIGHT-OF-USE (Note 16)
5,533
4,731
EQUITY-ACCOUNTED INVESTMENTS

(Note 5)
159
3,171
GOODWILL (Note 6)
133,473
133,743
INTANGIBLE ASSETS, NET (Note 6)
110,798
121,597
DEFERRED INCOME TAXES
9,793
10,315
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and 7)
78,035
77,594
TOTAL ASSETS
551,489
542,234
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)
4,272
23,021
Short-term credit facilities (Note 8)
9,006
9,025
Accounts payable
19,018
12,380
Other payables (Note 9)
49,470
36,297
Operating lease liability - current (Note 16)
1,763
1,747
Current portion of long-term borrowings (Note 8)
3,269
3,663
Income taxes payable
1,565
1,005
Total current liabilities before settlement obligations
88,363
87,138
Settlement obligations
27,820
14,774
Total current liabilities
116,183
101,912
DEFERRED INCOME TAXES
43,878
46,840
OPERATING LEASE LIABILITY - LONG TERM (Note 16)
3,912
3,138
LONG-TERM BORROWINGS (Note 8)
132,398
129,455
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)
2,602
1,982
TOTAL LIABILITIES
298,973
283,327
REDEEMABLE COMMON STOCK
79,429
79,429
EQUITY
COMMON STOCK (Note 10)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - March:
64,466,830

June:
63,640,246
83
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

March:
-

June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
341,287
335,696
TREASURY SHARES, AT

COST: March:
25,297,772

June:
25,244,286
(288,445)
(288,238)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 11)
(195,096)
(195,726)
RETAINED EARNINGS
315,258
327,663
TOTAL LESAKA EQUITY
173,087
179,478
NON-CONTROLLING INTEREST
-
-
TOTAL EQUITY
173,087
179,478
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
551,489
$
542,234
(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended Nine months ended
March 31, March 31,
2024 2023 2024 2023
(In thousands, except per share
data)
(In thousands, except per share
data)
REVENUE (Note 15) $
138,194
$
133,968
$
418,176
$
394,822
EXPENSE
Cost of goods sold, IT processing, servicing and support
107,854
105,299
329,610
314,651
Selling, general and administration
23,124
24,547
67,146
70,995
Depreciation and amortization
5,791
5,975
17,460
17,892
Transaction costs related to Adumo acquisition (Note 20)
631
-
665
-
OPERATING INCOME (LOSS)
794
(1,853)
3,295
(8,716)
REVERSAL OF ALLOWANCE FOR

DOUBTFUL EMI DEBT
RECEIVABLE
-
-
250
-
(LOSS) GAIN ON DISPOSAL OF EQUITY-ACCOUNTED
INVESTMENT (Note 5)
-
(329)
-
(193)
INTEREST INCOME
628
469
1,562
1,269
INTEREST EXPENSE
4,581
4,984
14,312
13,408
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)
(3,159)
(6,697)
(9,205)
(21,048)
INCOME TAX EXPENSE (BENEFIT) (Note 18)
931
(860)
1,881
(465)
NET LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-
ACCOUNTED INVESTMENTS
(4,090)
(5,837)
(11,086)
(20,583)
EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS
(Note 5)
43
17
(1,319)
(2,582)
NET LOSS ATTRIBUTABLE

TO LESAKA
$
(4,047)
$
(5,820)
$
(12,405)
$
(23,165)
Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Lesaka shareholders $
(0.06)
$
(0.09)
$
(0.20)
$
(0.37)
Diluted loss attributable to Lesaka shareholders $
(0.06)
$
(0.09)
$
(0.20)
$
(0.37)
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended Nine months ended
March 31, March 31,
2024 2023 2024 2023
(In thousands) (In thousands)
Net loss $
(4,047)
$
(5,820)
$
(12,405)
$
(23,165)
Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve
(5,718)
(9,775)
(450)
(19,713)
Release of foreign currency translation reserve related to
disposal of Finbond equity securities (Note 11)
-
243
1,543
342
Release of foreign currency translation reserve related to
liquidation of subsidiaries
-
-
(952)
-
Movement in foreign currency translation reserve related
to equity-accounted investments
-
216
489
2,657
Total other comprehensive

income (loss), net of
taxes
(5,718)
(9,316)
630
(16,714)
Comprehensive loss
(9,765)
(15,136)
(11,775)
(39,879)
Comprehensive loss attributable to Lesaka $
(9,765)
$
(15,136)
$
(11,775)
$
(39,879)
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
Shares repurchased (Note 12)
(37,945)
(178)
(37,945)
-
(178)
(178)
Restricted stock granted (Note 12)
11,806
11,806
-
-
Exercise of stock options
37,500
-
37,500
114
114
114
Stock-based compensation charge
(Note 12) -
1,667
1,667
1,667
Reversal of stock-based compensation
charge (Note 12)
(18,798)
(18,798)
(23)
(23)
(23)
Stock-based compensation charge
related to equity-accounted investment
(Note 5) -
(9)
(9)
(9)
Net loss -
(5,820)
(5,820)
-
(5,820)
Other comprehensive income (Note
11)
(9,316)
(9,316)
-
(9,316)
Balance – March 31, 2023
88,738,699
$
83
(24,994,799)
$
(287,422)
63,743,900
$
334,286
$
339,572
$
(185,554)
$
200,965
$
-
$
200,965
$
79,429
For the nine months ended March 31, 2023 (dollar amounts in

thousands)
Balance – July 1, 2022
87,215,613
$
83
(24,891,292)
$
(286,951)
62,324,321
$
327,891
$
362,737
$
(168,840)
$
234,920
$
-
$
234,920
$
79,429
Share repurchased (Note 12)
-
(103,507)
(471)
(103,507)
(471)
(471)
Restricted stock granted
1,394,558
1,394,558
-
-
Exercise of stock options
147,326
-
147,326
447
447
447
Stock-based compensation charge
(Note 12)
5,978
5,978
5,978
Reversal of stock-based compensation
charge (Note 12)
(18,798)
(18,798)
(23)
(23)
(23)
Stock-based compensation charge
related to equity-accounted investment
(7)
(7)
(7)
Net loss
(23,165)
(23,165)
-
(23,165)
Other comprehensive loss (Note 11)
(16,714)
(16,714)
-
(16,714)
Balance – March 31, 2023
88,738,699
$
83
(24,994,799)
$
(287,422)
63,743,900
$
334,286
$
339,572
$
(185,554)
$
200,965
$
-
$
200,965
$
79,429
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended March 31, 2024 (dollar amounts in thousands)
Balance – January 1, 2024
89,738,784
$
83
(25,295,261)
$
(288,436)
64,443,523
$
339,149
$
319,305
$
(189,378)
$
180,723
$
-
$
180,723
$
79,429
Shares repurchased (Note 12)
-
(2,511)
(9)
(2,511)
(9)
(9)
Restricted stock granted (Note 12)
65,525
65,525
-
-
Exercise of stock option (Note 12)
15,832
-
15,832
48
48
48
Stock-based compensation charge
(Note 12) - -
2,202
2,202
2,202
Reversal of stock-based compensation
charge (Note 12)
(55,539)
(55,539)
(112)
(112)
(112)
Stock-based compensation charge
related to equity-accounted investment
(Note 5)
-
-
-
Net loss
(4,047)
(4,047)
-
(4,047)
Other comprehensive loss (Note 11)
(5,718)
(5,718)
-
(5,718)
Balance – March 31, 2024
89,764,602
$
83
(25,297,772)
$
(288,445)
64,466,830
$
341,287
$
315,258
$
(195,096)
$
173,087
$
-
$
173,087
$
79,429
For the nine months ended March 31, 2024 (dollar amounts in

thousands)
Balance – July 1,

2023
88,884,532
$
83
(25,244,286)
$
(288,238)
63,640,246
$
335,696
$
327,663
$
(195,726)
$
179,478
$
-
$
179,478
$
79,429
Shares repurchased (Note 12)
(53,486)
(207)
(53,486)
(207)
(207)
Restricted stock granted
934,521
934,521
-
-
-
Exercise of stock option (Note 12)
23,217
-
23,217
71
71
71
Stock-based compensation charge
(Note 12) - -
5,782
5,782
5,782
Reversal of stock-based compensation
charge (Note 12)
(77,668)
(77,668)
(129)
(129)
(129)
Stock-based compensation charge
related to equity-accounted investment
(Note 5)
(133)
(133)
(133)
Net loss
(12,405)
(12,405)
-
(12,405)
Other comprehensive income (Note
11)
630
630
-
630
Balance – March 31, 2024
89,764,602
$
83
(25,297,772)
$
(288,445)
64,466,830
$
341,287
$
315,258
$
(195,096)
$
173,087
$
-
$
173,087
$
79,429
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended Nine months ended
March 31, March 31,
2024 2023 2024 2023
(In thousands) (In thousands)
Cash flows from operating activities
Net loss $
(4,047)
$
(5,820)
$
(12,405)
$
(23,165)
Depreciation and amortization
5,791
5,975
17,460
17,892
Movement in allowance for doubtful accounts receivable
843
1,638
3,532
4,167
Fair value adjustment related to financial liabilities
(49)
(21)
(919)
123
Loss on disposal of equity-accounted investments (Note 5)
-
329
-
193
(Earnings) Loss from equity-accounted investments
(43)
(17)
1,319
2,582
Movement in allowance for doubtful loans to equity-accounted investments
-
-
(250)
-
Profit on disposal of property, plant and equipment
(89)
(145)
(288)
(466)
Movement in interest payable
1,054
1,827
1,245
3,289
Facility fee amortized
65
198
381
643
Stock-based compensation charge (Note 12)
2,090
1,644
5,653
5,955
Dividends received from equity-accounted investments
41
-
95
21
Decrease (Increase) in accounts receivable

5,687
(7,620)
(9,815)
(8,601)
Increase in finance loans receivable
(3,720)
(2,507)
(7,097)
(11,318)
Decrease (Increase) in inventory
5,000
(297)
5,506
(1,769)
Increase in accounts payable and other payables
6,463
1,030
20,566
5,421
Increase in taxes payable
904
1,349
558
1,478
Decrease in deferred taxes
(810)
(2,670)
(2,404)
(5,792)
Net cash provided by (used in) operating activities
19,180
(5,107)
23,137
(9,347)
Cash flows from investing activities
Capital expenditures
(2,943)
(4,717)
(7,950)
(13,210)
Proceeds from disposal of property, plant and equipment
395
394
1,115
1,156
Acquisition of intangible assets
(54)
(125)
(236)
(245)
Proceeds from disposal of equity-accounted investment (Note 5)
-
254
3,508
645
Loan to equity-accounted investment (Note 5)
-
-
-
(112)
Repayment of loans by equity-accounted investments
-
-
250
112
Net change in settlement assets
(3,088)
11,043
(14,368)
(972)
Net cash (used in) provided by investing activities
(5,690)
6,849
(17,681)
(12,626)
Cash flows from financing activities
Proceeds from bank overdraft (Note 8)
24,893
128,196
153,479
441,488
Repayment of bank overdraft (Note 8)
(43,380)
(135,986)
(172,221)
(448,288)
Long-term borrowings utilized (Note 8)
3,398
12,868
14,426
23,010
Repayment of long-term borrowings (Note 8)
(7,238)
(2,024)
(13,051)
(5,292)
Acquisition of treasury stock (Note 12)
(9)
(178)
(207)
(471)
Proceeds from exercise of stock options
48
114
71
447
Guarantee fee
-
-
-
(100)
Net change in settlement obligations
2,469
(10,761)
13,362
807
Net cash (used in) provided by financing activities
(19,819)
(7,771)
(4,141)
11,601
Effect of exchange rate changes on cash and cash equivalents
(1,903)
(3,475)
(341)
(7,156)
Net (decrease) increase in cash, cash equivalents and restricted cash
(8,232)
(9,504)
974
(17,528)
Cash, cash equivalents and restricted cash – beginning of period
67,838
96,776
58,632
104,800
Cash, cash equivalents and restricted cash – end of period (Note 14) $
59,606
$
87,272
$
59,606
$
87,272
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2024 and 2023
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
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
months ended March 31, 2024 and

2023, are not necessarily indicative of

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
Recent accounting pronouncements not yet adopted

as of March 31, 2024
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
2.

Accounts receivable, net and other receivables and

finance loans receivable, net

Accounts receivable, net and other receivables
The Company’s accounts receivable,

net, and other receivables as of March 31, 2024, and June 30, 2023, are presented in the table below:

March 31, June 30,
2024 2023
Accounts receivable, trade, net

$
12,970
$
11,037
Accounts receivable, trade, gross

13,055
11,546
Allowance for doubtful accounts receivable, end of period
85
509
Beginning of period
509
509
Reallocation to allowance for doubtful finance loans receivable
-
(418)
Reversed to statement of operations
(435)
(31)
Charged to statement of operations

828
2,005
Utilized

(819)
(1,645)
Foreign currency adjustment

2
89
Current portion of amount outstanding related to sale of interest in Carbon,

net of
allowance: March 2024: $
750
; June 2023: $
750
-
-
Current portion of total held to maturity investments

-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
% notes
-
-
Other receivables

21,361
14,628
Total accounts receivable,

net and other receivables
$
34,331
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

credit exposures. The

Company determined to

use a lifetime

loss rate by

expressing write-off experience as

a percentage
of corresponding

invoice amounts

(as opposed

to outstanding

balances). The

allowance for credit

losses related to

these receivables
has

been

calculated

by

multiplying

the

lifetime

loss

rate

with

recent

invoice/origination

amounts.

Management

actively

monitors
performance of these

receivables over short periods

of time. Different

balances have different

rules to identify an

account in distress
but,

generally

speaking,

account

balances

in

distress

are

identified

very

early

and

specific

allowances

are

immediately

created.
Subsequent recovery from distressed accounts is generally

limited.
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
3.0

million, which was sold in

September 2022 for $
0.75

million, net of an allowance for

doubtful loans receivable of
$
0.75

million, refer

to Note 5 for

additional information.

The Company received

the outstanding $
0.25

million related to

the sale of
the equity-accounted investment in

October 2023, and has

reversed the allowance for

doubtful loans receivable of

$
0.25

million during
the nine months ended December 31, 2023. The Company has not yet received the outstanding $
0.75

million related to the sale of the
$
3.0

million loan, and continues to engage with the purchaser to recover the outstanding balance.
Investment in
7.625
% of Cedar Cellular

Investment 1 (RF) (Pty) Ltd
8.625
% notes represents the

investment in a note which was
due to mature in August 2022 and forms part of Cell C’s

capital structure. The carrying value as of each of March 31, 2024, and June
30, 2023, respectively was $
0

(zero).
Other receivables include prepayments, deposits, income taxes receivable and other receivables.
Contractual maturities of held to maturity investments
Summarized below is the contractual maturity of the Company’s held to maturity investment as of March 31, 2024:

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
Finance loans receivable, net
The Company’s finance

loans receivable, net, as of March 31, 2024, and June 30, 2023, is presented in the table below:

March 31, June 30,
2024
2023
Microlending finance loans receivable, net $
25,246
$
20,605
Microlending finance loans receivable, gross
27,000
22,037
Allowance for doubtful finance loans receivable, end of period
1,754
1,432
Beginning of period
1,432
1,394
Reversed to statement of operations

(149)
-
Charged to statement of operations

1,692
1,452
Utilized

(1,217)
(1,214)
Foreign currency adjustment

(4)
(200)
Merchant finance loans receivable, net
15,508
16,139
Merchant finance loans receivable, gross
18,273
18,289
Allowance for doubtful finance loans receivable, end of period
2,765
2,150
Beginning of period
2,150
297
Reallocation from allowance for doubtful accounts receivable
-
418
Reversed to statement of operations

(201)
(1,268)
Charged to statement of operations

1,797
3,068
Utilized

(978)
-
Foreign currency adjustment

(3)
(365)
Total finance

loans receivable, net

$
40,754
$
36,744
Total

finance

loans

receivable,

net,

comprises

microlending

finance

loans

receivable

related

to

the

Company’s

microlending
operations

in South

Africa as

well as

its merchant

finance loans

receivable related

to Connect’s

lending activities

in South

Africa.
Certain merchant

finance loans

receivable

with an

aggregate balance

of $
15.2

million as

of March

31, 2024

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

to calculate a

lifetime loss rate

for the lending

book. The allowance

for credit losses

related to these

microlending finance
loans receivables

is calculated

by multiplying

the lifetime

loss rate

with the

month end

outstanding lending

book. The

lifetime loss
rate as of each of July 1, 2023 and March 31, 2024, was
6.50
%. The performing component (that is, outstanding loan payments not in arrears) of the book exceeds more than
98
% of outstanding lending book as of March 31, 2024.
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

plus
multiplying the lifetime

loss rate with the

month-end outstanding lending

book. The lifetime loss

rate as of each

of July 1, 2023

and
March

31, 2024,

was approximately
1.18
%. The

performing

component (that

is, outstanding

loan payments

not in

arrears), under-
performing

component (that

is, outstanding

loan payments

that are

in arrears)

and non-performing

component (that

is, outstanding
loans

for

which

payments

appeared

to have

ceased)

of the

book represents

approximately
84
%,
14
% and
2
%,

respectively,

of

the
outstanding lending book as of March 31, 2024.
3.

Inventory
The Company’s inventory

comprised the following categories as of March 31, 2024, and June 30, 2023:

March 31, June 30,
2024 2023
Raw materials $
2,437
$
2,819
Work-in-progress
299
30
Finished goods
19,053
24,488
$
21,789
$
27,337
As of March 31,

2024 and June 30, 2023,

finished goods includes $
6.0

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

2024 and June 30, 2023,

respectively,

and valued Cell C at $
0.0

(zero) and $
0.0

(zero) as of
March 31,

2024, and

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

31, 2027,

for the

March 31,

2024, and

June 30,

2023, valuations.
Adjustments have been made to the WACC

rate to reflect the Company’s

assessment of risk to Cell C achieving its business plan.
The following key valuation inputs were used as of March 31, 2024 and June 30, 2023:

Weighted Average

Cost of Capital ("WACC"):
Between
20
% and
26
% over the period of the forecast
Long term growth rate:
4.5
% (
4.5
% as of June 30, 2023)
Marketability discount:
20
% (
20
% as of June 30, 2023)
Minority discount:
24
% (
24
% as of June 30, 2023)
Net adjusted external debt - March 31, 2024:
(1)
ZAR
7.4

billion ($
0.4

billion), no lease liabilities included
Net adjusted external debt - June 30, 2023:
(2)
ZAR
8.1

billion ($
0.4

billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of March 31,

2024.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30,

2023.
The following table presents the impact on the carrying value of the Company’s

Cell C investment of a 1.0% decrease and 1.0%
increase

in

the

WACC

rate

and

the

EBITDA

margins

respectively

used

in

the

Cell

C

valuation

on

March

31,

2024,

all

amounts
translated at exchange rates applicable as of March 31, 2024:

Sensitivity for fair value of Cell C investment 1.0% increase 1.0% decrease
WACC

rate
$
-
$
553
EBITDA margin
$
1,241
$
-
The fair value of the

Cell C shares as of March

31, 2024, represented
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
The Company had
no

outstanding foreign exchange contracts as of March 31, 2024, and June 30, 2023.
The following table presents

the Company’s

assets measured at fair value

on a recurring basis as

of March 31, 2024,

according
to the fair value hierarchy:

Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance
business:

Cash, cash equivalents and
restricted cash (included
in other long-term assets)

213
-
-
213
Fixed maturity
investments (included in
cash and cash equivalents)
4,963
-
-
4,963
Total assets at fair value

$
5,176
$
-
$
-
$
5,176
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2023, according to
the fair value hierarchy:

Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
258
-
-
258
Fixed maturity investments
(included in cash and cash
equivalents)
3,119
-
-
3,119
Total assets at fair value

$
3,377
$
-
$
-
$
3,377
There have been
no

transfers in or out of Level

3 during the three and nine

months ended March 31, 2024 and 2023,

respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the nine months ended March 31, 2024 and 2023.

4.

Fair value of financial instruments (continued)
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the nine months ended March 31, 2024:

Carrying value
Assets
Balance as of June 30, 2023 $
-
Foreign currency adjustment
(1)
-
Balance as of March 31, 2024 $
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
Balance as of March 31, 2023 $
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

2024,

and

June 30,

2023, was

as
follows:

March 31, June 30,
2024 2023
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

which were
finalized in December 2023. The

Company did
no
t record a gain or loss on the

disposal because the sale proceeds were

equivalent to
the net carrying

value, including accumulated

reserves, of the

investment in Finbond

as of

the disposal

date. The cash

proceeds received
of ZAR
64.2

million ($
3.5

million) were used to repay capitalized interest under our borrowing facilities, refer to Note 8.
Sale of Finbond shares during the three

and nine months ended March 31, 2023
The Company

sold
17,357,346

and
24,818,937

shares in

Finbond for

cash during

the three

and nine

months ended

March 31,
2023, respectively, and recorded a loss

of $
0.3

million and $
0.4

million, which is included

in the caption net

gain on disposal of

equity-
accounted investments in the Company’s

unaudited condensed consolidated statements of operations.
The following

table presents

the calculation

of the

loss on

disposal of

Finbond shares

during the

three and

nine months

ended
March 31, 2024 and 2023:

Three months ended
Nine months ended

March 31, March 31,
2024 2023 2024 2023
Loss on disposal of Finbond shares:
Consideration received in cash $
-
$
254
$
3,508
$
395
Less: carrying value of Finbond shares sold
-
(349)
(2,112)
(509)
Less: release of foreign currency translation reserve from
accumulated other comprehensive loss
-
(243)
(1,543)
(342)
Add: release of stock-based compensation charge related

to
equity-accounted investment
-
9
147
13
Loss on sale of Finbond shares $
-
$
(329)
$
-
$
(443)
Finbond impairments recorded

during the nine months ended March 31, 2024
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
Finbond impairments recorded

during the nine months ended March 31, 2023
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
The

Company

received

$
0.25

million

on

closing

and

the

outstanding

balance

due

by

Etobicoke

was

expected

to

be

paid

as
follows: (i) $
0.25

million on September 30, 2023 (the amount was received in October 2023), and (ii) the remaining amount, of $
0.75
million in March 2024 (the amount has not been received as of March 31, 2024 (refer to Note 2)). Both amounts were included in the
caption accounts

receivable, net and

other receivables in

the Company’s

unaudited condensed

consolidated balance

sheet as of

June
30,

2023.

The

Company

has

allocated

the

$
0.25

million

received

on

closing

to

the

sale

of

the

equity

interest

and

allocated

the
subsequent funds received first to the sale of the equity interest and then to the loans.
The Company

believed that

the fair

value of

the Carbon

shares provided

as security

was $
0

(zero), which

was in

line with

the
carrying value as

of June 30, 2022,

and created an allowance

for doubtful loans receivable

related to the $
1.0

million previously due
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
the nine months ended March 31, 2024:

Finbond Other
(1)
Total
Investment in equity
Balance as of June 30, 2023 $
3,040
$
131
$
3,171
Stock-based compensation

14
-
14
Comprehensive income:
(956)
126
(830)
Other comprehensive income
489
-
489
Equity accounted (loss) earnings
(1,445)
126
(1,319)
Share of net (loss) earnings
(278)
126
(152)
Impairment
(1,167)
-
(1,167)
Dividends received

-
(95)
(95)
Disposal of Finbond shares
(2,096)
-
(2,096)
Foreign currency adjustment
(2)
(2)
(3)
(5)
Balance as of March 31, 2024 $
-
$
159
$
159

(1) Includes Sandulela,

and SmartSwitch Namibia;
(2) The foreign currency

adjustment represents the effects

of the fluctuations

of the ZAR and Namibian

dollar, against the

U.S.
dollar on the carrying value.

5.

Equity-accounted investments and other long-term assets (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of March

31, 2024, and June 30, 2023:

March 31, June 30,
2024 2023
Total equity investments

$
76,297
$
76,297
Investment in
5
% of Cell C (June 30, 2023:
5
%) at fair value (Note 4)
-
-
Investment in
10
% of MobiKwik (June 30, 2023:
10
%) (1)
76,297
76,297
Investment in
87.5
% of CPS (June 30, 2023:
87.5
%) at fair value (1)(2)
-
-
Policy holder assets under investment contracts (Note 7)
213
257
Reinsurance assets under insurance contracts (Note 7)
1,525
1,040
Total other long-term

assets
$
78,035
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

South Africa, Gauteng Division, Pretoria

ordered that CPS be

placed into liquidation.
Summarized below

are the components

of the Company’s

equity securities without

readily determinable

fair value and

held to
maturity investments as of March 31, 2024:

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

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in MobiKwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297

6.

Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2024:

Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2023 $
152,619
$
(18,876)
$
133,743
Foreign currency adjustment (1)

(297)
27
(270)
Balance as of March 31, 2024 $
152,322
$
(18,849)
$
133,473
(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S.
dollar on the carrying value.
Goodwill has been allocated to the Company’s

reportable segments as follows:

Consumer Merchant Carrying value
Balance as of June 30, 2023 $
-
$
133,743
$
133,743
Foreign currency adjustment
(1)

-
(270)
(270)
Balance as of March 31, 2024 $
-
$
133,473
$
133,473
(1) The foreign

currency adjustment represents

the effects

of the fluctuations

of the South

African rand

against the U.S.

dollar
on the carrying value.
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is

the carrying value

and accumulated amortization

of intangible assets as

of March 31,

2024, and June

30,
2023:

As of March 31, 2024 As of June 30, 2023
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships $
24,927
$
(13,021)
$
11,906
$
24,978
$
(11,565)
$
13,413
Software, integrated
platform and unpatented
technology
110,914
(22,026)
88,888
110,906
(13,711)
97,195
FTS patent

2,030
(2,030)
-
2,034
(2,034)
-
Brands and trademarks
13,824
(3,820)
10,004
13,852
(2,863)
10,989
Total finite-lived

intangible
assets

$
151,695
$
(40,897)
$
110,798
$
151,770
$
(30,173)
$
121,597
Aggregate amortization

expense on the finite-lived

intangible assets for the

three months ended March

31, 2024 and 2023,

was
$
3.6

million and $
3.8

million, respectively.

Aggregate amortization

expense on the

finite-lived intangible assets

for the nine

months
ended March 31, 2024 and 2023, was $
10.8

million and $
11.6

million, respectively. Future estimated annual amortization expense for the next five

fiscal years and

thereafter,

assuming exchange

rates that prevailed

on March

31, 2024,

is presented in

the table below.
Actual

amortization

expense

in

future

periods

could

differ

from

this

estimate

as

a

result

of

acquisitions,

changes

in

useful

lives,
exchange rate fluctuations and other relevant factors.

Fiscal 2024 (three months ended March 31, 2024) $
3,594
Fiscal 2025
14,382
Fiscal 2026
14,382
Fiscal 2027
14,327
Fiscal 2028
14,295
Thereafter
49,818
Total future

estimated annual amortization expense
$
110,798

7.

Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is

the movement in reinsurance

assets and policyholder

liabilities under insurance

contracts during the

nine
months ended March 31, 2024:

Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2023 $
1,040
$
(1,600)
Increase in policy holder benefits under insurance contracts

809
(5,498)
Claims and decrease in policyholders’ benefits under insurance contracts
(319)
4,833
Foreign currency adjustment (3)
(5)
8
Balance as of March 31, 2024 $
1,525
$
(2,257)
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
ended March 31, 2024:

Assets (1)
Investment
contracts (2)
Balance as of June 30, 2023 $
257
$
(241)
Increase in policy holder benefits under investment contracts

8
(8)
Claims and decrease in policyholders’ benefits under investment contracts

(44)
44
Foreign currency adjustment (3)
(8)
(8)
Balance as of March 31, 2024 $
213
$
(213)
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
March 31, 2024,

was
8.35
%. The prime rate,

the benchmark rate at

which private sector banks

lend to the public

in South Africa, on
March 31, 2024, was
11.75
%.

8.

Borrowings (borrowings)
South Africa (continued)
RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings
Long-term borrowings - Facility G and Facility H
As of March 31, 2024, the Company had not utilized any of its ZAR
200

million Facility G revolving credit facility.

The interest
rate on this facility as of March 31, 2024, was JIBAR plus
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

the JIBAR

in effect

from time

to time

plus a

margin, which

as a

result of

the
Amendment, from October 1, 2023,

will be calculated as: (i)
5.50
% if the LTL

ratio is greater than 3.50x; (ii)
4.75
% if the LTL

ratio
is less than 3.50x but greater than 2.75x; (iii)
3.75
% if the LTL ratio is less than 2.75x but greater than 1.75x; or (iv)
2.50
% if the LTL
ratio is less than 1.75x.
The Company used cash proceeds

of ZAR
64.2

million ($
3.5

million) received from the

sale of Finbond shares (refer

to Note 5)
during the nine months ended March 31, 2024, to repay capitalized interest under

Facility G and Facility H.
Available short-term facility -

Facility E
As of March 31, 2024,

the aggregate amount of

the Company’s

short-term South African overdraft

facility with RMB was ZAR
0.9

billion ($
47.7

million). As of March

31, 2024, the Company

had utilized ZAR
0.1

billion ($
4.3

million) of this overdraft

facility.
This overdraft facility

may only

be used to

fund ATMs and therefore the

overdraft utilized and

converted to cash

to fund the

Company’s
ATMs

is considered restricted cash. The interest rate on this facility is equal to the prime rate.

Connect Facilities, comprising long-term borrowings and a short-term facility
As of March 31, 2024, the Connect Facilities include (i) an overdraft facility (general banking facility) of ZAR
205.0

million (of
which ZAR
170.0

million has been

utilized); (ii)

Facility A of

ZAR
700.0

million; (iii) Facility

B of ZAR
550.0

million (both

fully
utilized); and (iv) an asset-backed facility of ZAR
200.0

million (of which ZAR
154.6

million has been utilized).
CCC Revolving Credit Facility, comprising

long-term borrowings
As of March 31, 2024,

the amount of the CCC Revolving

Credit Facility was ZAR
300.0

million (of which ZAR
241.0

million
has been utilized).

Interest on the Revolving Credit Facility is payable on the last business day of each calendar month and is based on
the South African prime rate in effect from time to time plus a margin of
0.95
% per annum.

RMB facility, comprising indirect facilities
As of March 31, 2024,

the aggregate amount of

the Company’s

short-term South African indirect

credit facility with RMB was
ZAR
135.0

million ($
7.1

million),

which includes

facilities for

guarantees,

letters of

credit and

forward

exchange contracts.

As of
March 31, 2024 and June

30, 2023, the Company had

utilized ZAR
33.1

million ($
1.8

million) and ZAR
33.1

million ($
1.8

million),
respectively,

of its indirect

and derivative facilities

of ZAR
135.0

million (June 30,

2023: ZAR
135.0

million) to enable

the bank

to
issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).

8.

Borrowings (borrowings)
South Africa (continued)
Nedbank facility, comprising short-term facilities
As of March

31, 2024, the

aggregate amount of

the Company’s

short-term South African

credit facility

with Nedbank Limited
was ZAR
156.6

million ($
8.3

million). The credit facility represents indirect and derivative facilities of up to ZAR
156.6

million ($
8.3
million), which include guarantees, letters of credit and forward exchange contracts.
As of March 31,

2024 and June 30,

2023, the Company had

utilized ZAR
2.1

million ($
0.1

million) and ZAR
2.1

million ($
0.1
million), respectively,

of its indirect and derivative

facilities of ZAR
156.6

million (June 30, 2023: ZAR
156.6

million) to enable the
bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).
Movement in short-term credit facilities
Summarized below

are the

Company’s

short-term facilities

as of

March 31,

2024, and

the movement

in the

Company’s

short-
term facilities from as of June 30, 2023 to as of March 31, 2024:

RMB RMB RMB Nedbank
Facility E Indirect Connect Facilities Total
Short-term facilities available as of
March 31, 2023 $
47,680
$
7,152
$
10,860
$
8,294
$
73,986
Overdraft

-
-
10,860
-
10,860
Overdraft restricted as to use for
ATM

funding only
47,680
-
-
-
47,680
Indirect and derivative facilities

-
7,152
-
8,294
15,446
Movement in utilized overdraft
facilities:

Restricted as to use for ATM
funding only
23,021
-
-
-
23,021
No restrictions as to use

-
-
9,025
-
9,025
Balance as of June 30, 2023
23,021
-
9,025
-
32,046
Utilized

153,477
-
2
-
153,479
Repaid
(172,219)
-
(2)
-
(172,221)
Foreign currency
adjustment
(1)
(7)
-
(19)
-
(26)
Balance as of March 31, 2024
4,272
-
9,006
-
13,278
Restricted as to use for ATM
funding only
4,272
-
-
-
4,272
No restrictions as to use

$
-
$
-
$
9,006
$
-
$
9,006
Interest rate as of March 31, 2024
(%)
(2)
11.75
-
11.65
-
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2023 $
-
$
1,757
$
-
$
112
$
1,869
Foreign currency adjustment (1)
-
(3)
-
-
(3)
Balance as of March 31, 2024 $
-
$
1,754
$
-
$
112
$
1,866
(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.
(2) Facility E interest set at prime and the Connect facility at prime less
0.10
%.

8.

Borrowings (continued)
Movement in long-term borrowings
Summarized below is

the movement in

the Company’s

long-term borrowing from

as of as of

June 30, 2023

to as of March

31,
2024:

Facilities
G & H A&B CCC Asset backed Total
Included in current $
-
$
-
$
-
$
3,663
$
3,663
Included in long-term
48,965
64,436
11,802
4,252
129,455
Opening balance as of June 30, 2023
48,965
64,436
11,802
7,915
133,118
Facilities utilized
8,072
-
2,915
3,439
14,426
Facilities repaid
(7,929)
-
(1,968)
(3,154)
(13,051)
Non-refundable fees paid
-
-
-
-
-
Non-refundable fees amortized
309
36
36
-
381
Capitalized interest
5,420
-
-
-
5,420
Capitalized interest repaid
(4,238)
-
-
-
(4,238)
Foreign currency adjustment
(1)
(232)
(130)
(19)
(8)
(389)
Closing balance as of March 31,
2024
50,367
64,342
12,766
8,192
135,667
Included in current
-
-
-
3,269
3,269
Included in long-term
50,367
64,342
12,766
4,923
132,398
Unamortized fees
(292)
(185)
(31)
-
(508)
Due within 2 years
-
1,656
-
3,592
5,248
Due within 3 years
50,659
6,953
12,797
1,180
71,589
Due within 4 years
-
55,918
-
108
56,026
Due within 5 years $
-
$
-
$
-
$
43
$
43
Interest rates as of March 31, 2024 (%):
13.10
12.10
12.70
12.50
Base rate (%)
8.35
8.35
11.75
11.75
Margin (%)
4.75
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
(3) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin,

of
3.75
%, in effect from time to time.
(4) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
(5) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended March 31,

2024 and 2023, was $
4.0

million and
$
3.0

million, respectively. Prepaid facility fees amortized

included in interest expense during the three months ended March 31, 2024 and 2023, respectively,

were $
0.1

million and $
0.2

million, respectively.

Interest expense incurred

under the Company’s

K2020 and
CCC facilities

relates to

borrowings utilized

to fund

a portion of

the Company’s

merchant finance

loans receivable

and this

interest
expense

of $
0.4

million

and $
0.3

million,

respectively,

is included

in the

caption

cost of

goods

sold, IT

processing,

servicing

and
support on the condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023.
Interest

expense

incurred

during

the

nine

months

ended

March

31,

2024

and

2023,

was

$
12.1

million

and

$
5.7

million,
respectively.

Prepaid facility

fees amortized

included

in interest

expense during

the nine

months ended

March 31,

2024 and

2023,
respectively,

were

$
0.3

million

and

$
0.4

million,

respectively.

Interest

expense

incurred

under

the

Company’s

K2020

and

CCC
facilities relates to borrowings utilized to fund a portion of the Company’s merchant finance loans receivable and this interest expense of $
1.1

million and $
0.5

million, respectively,

is included

in the caption

cost of goods

sold, IT processing,

servicing and support

on
the condensed consolidated statement of operations for the nine months ended March 31, 2024 and 2023.

9.

Other payables
Summarized below is the breakdown of other payables as of March

31, 2024, and June 30, 2023:

March 31, June 30,
2024 2023
Clearing accounts (1) $
9,405
$
4,016
Vendor

wallet balances
(1)
15,506
9,492
Accruals
8,988
7,078
Provisions
5,590
7,429
Value

-added tax payable
1,344
1,247
Payroll-related payables
828
1,038
Participating merchants' settlement obligation
22
39
Other
7,787
5,958
$
49,470
$
36,297
(1) Clearing

accounts and

vendor wallet

balances (previously

defined as

transactions-switching funds

payables) as

of June

30,
2023, were previously included in Other and have been reclassified to separate captions to conform with presentation as of March 31,
2024. Clearing accounts

and vendor wallet

balances may fluctuate

due to day

(weekend or public

holiday) on which

the Company’s
quarter or year

end falls

because certain elements

of transactions

within these accounts

are not

settled over weekends

or public holidays.
Other includes deferred income, client deposits and other payables.
10.

Capital structure
Issue of shares to Connect sellers pursuant to April 2022 transaction
The total purchase consideration pursuant to the Connect

acquisition in April 2022 includes
3,185,079

shares of the Company’s
common stock. These shares of

common stock will be issued

in
three

equal tranches on each

of the first, second

and third anniversaries
of the April 14, 2022 closing. The Company legally issued
1,061,693

shares of its common stock, representing the second tranche, to the Connect sellers

in April 2024,

and this had

no impact on

the number of

shares, net of

treasury, presented in the unaudited

condensed
consolidated

statement of

changes during

the nine

months ended

March 31,

2024 because

the
3,185,079

shares are

included in

the
number of shares, net of treasury,

as of June 30, 2023, and March 31, 2024.
Impact of non-vested equity shares on number of shares,

net of treasury
The following table presents a

reconciliation between the number of

shares, net of treasury, presented in the

unaudited condensed
consolidated statement of changes in equity during the nine months ended March 31, 2024 and 2023, respectively,

and the number of
shares, net of treasury,

excluding non-vested equity shares that have not vested as of March 31, 2024 and 2023,

respectively:

March 31, March 31,
2024 2023
Number of shares, net of treasury:
Statement of changes in equity

64,466,830
63,743,900
Non-vested equity shares that have not vested as of end of period
3,131,469
3,194,463
Number of shares, net of treasury,

excluding non-vested equity shares that have not
vested

61,335,361
60,549,437
11.

Accumulated other comprehensive loss
The table

below presents

the change

in accumulated

other comprehensive

loss per

component

during the

three months

ended
March 31, 2024:

Three months ended
March 31, 2024
Accumulated
foreign
currency
translation
reserve Total
Balance as of January 1, 2024 $
(189,378)
$
(189,378)
Movement in foreign currency translation reserve

(5,718)
(5,718)
Balance as of March 31, 2024 $
(195,096)
$
(195,096)

11.

Accumulated other comprehensive loss (continued)
The table

below presents

the change

in accumulated

other comprehensive

loss per

component during

the three

months ended
March 31, 2023:

Three months ended
March 31, 2023
Accumulated
foreign
currency
translation
reserve Total
Balance as of January 1, 2023 $
(176,238)
$
(176,238)
Release of foreign currency translation reserve related to disposal of Finbond equity securities
243
243
Movement in foreign currency translation reserve related to equity-accounted investment
216
216
Movement in foreign currency translation reserve
(9,775)
(9,775)
Balance as of March 31, 2023 $
(185,554)
$
(185,554)
The

table below

presents

the change

in

accumulated

other comprehensive

loss per

component

during

the

nine

months

ended
March 31, 2024:

Nine months ended
March 31, 2024
Accumulate
d foreign
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

(450)
(450)
Balance as of March 31, 2024 $
(195,096)
$
(195,096)
The

table below

presents

the change

in

accumulated

other comprehensive

loss per

component

during

the

nine

months

ended
March 31, 2023:

a Nine months ended
March 31, 2023
Accumulate
d foreign
currency
translation
reserve Total
Balance as of July 1, 2022 $
(168,840)
$
(168,840)
Release of foreign currency translation reserve related to disposal of Finbond equity securities
342
342
Movement in foreign currency translation reserve related to equity

-accounted investment
2,657
2,657
Movement in foreign currency translation reserve

(19,713)
(19,713)
Balance as of March 31, 2023 $
(185,554)
$
(185,554)
The movement in the

foreign currency translation reserve represents

the impact of translation

of consolidated entities which have
a functional currency (which is primarily ZAR) to the Company’s reporting currency, which is USD.
During

the

nine

months

ended

March

31,

2024,

the

Company

reclassified

losses

of

$
1.5

million

from

accumulated

other
comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of shares in Finbond (refer to
Note 5). During

the three and nine

months ended March

31, 2023, the

Company reclassified losses of

$
0.2

million and $
0.3

million,
respectively, from

accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the
disposal

of

shares

in

Finbond.

The

Company

also

reclassified

a

gain

of

$
1.0

million

from

accumulated

other

comprehensive

loss
(accumulated foreign

currency translation reserve)

to net loss related

to the liquidation

of subsidiaries during

the nine months

ended
March 31, 2024.

12.

Stock-based compensation
The Company’s

Amended and Restated

2022 Stock

Incentive Plan (“20

22 Plan”)

and the vesting

terms of certain

stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2023.
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for the nine months ended March 31, 2024 and 2023:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
Granted - December 2023
500,000
3.50
5.17
880
1.76
Exercised
(23,217)
1.20
-
14
-
Forfeited
(195,739)
3.93
- -
1.39
Outstanding - March 31, 2024
954,318
4.03
5.24
45
1.78
Outstanding - June 30, 2022
926,225
4.14
6.60
1,249
1.60
Exercised
(147,326)
3.04
-
190
-
Forfeited
(66,959)
3.66
- -
-
Outstanding - March 31, 2023
711,940
4.41
5.42
670
1.64
The

Company

awarded
500,000

stock

options

to

Ali

Mazanderani,

the

Company’s

Executive

Chair,

during

the

nine

months
ended March 31, 2024. These option

s

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

January 31, 2028 to January 31,

2029.
No

stock options were awarded during the three
months ended March 31, 2024, or during the three and nine months ended

December 31, 2022.

During the three

and nine months

ended March 31,

2024, the

Company received $
0.05

million and

$
0.07

million from the

exercise
of
15,832

and
23,217

stock options,

respectively.

During the

three and

nine months

ended March

31, 2023,

an employee

delivered
23,934

shares of the Company’s common stock to exercise
37,500

stock options with an aggregate strike price of $
0.1

million. These
23,934

shares of

common

stock have

been

included

in

the Company’s

treasury

stock. The

employee

also elected

to deliver
6,105
shares of the

Company’s common

stock to settle income

taxes arising upon exercise

of the stock options,

and these shares have

also
been included in the Company’s treasury stock. During the nine months ended March 31, 2023, the Company received approximately
$
0.4

million from the exercise of
147,326

stock options.

Employees

and a

non-employee director

forfeited an

aggregate of
8,893

and
195,739

stock options

during the

three and

nine
months ended March 31, 2024. Employees forfeited
66,959

during each of the three and nine months ended March 31, 2023.
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
2024 and 2023:

Nine months ended
March 31,
2024 2023
Expected volatility

56
%
0
%
Expected dividends

0
%
0
%
Expected life (in years)

5
0
Risk-free rate

2.1%
0.0
%

12.

Stock-based compensation (continued)
Stock option and restricted stock activity

Options
The following table presents stock options vested and expected to vest as of

March 31, 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - March 31, 2024
954,318
4.03
5.24
45
These options have an exercise price range of $
3.01

to $
11.23
.
The following table presents stock options that are exercisable as of March

31, 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - March 31, 2024
425,746
4.60
5.69
45
During the

three months

ended March

31, 2024

and 2023,

respectively,
28,569

and
35,649

stock options

became exercisable.
During the

nine months ended

March 31, 2024

and 2023, respectively,
116,063

and
327,965

stock options became

exercisable. The
Company issues new shares to satisfy stock option exercises.

12.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2024 and 2023:

Number of
shares of
restricted stock
Weighted
average grant
date fair value
($’000)
Non-vested – June 30, 2023
2,614,419
11,869
Total granted
934,521
3,622
Granted – October 2023
333,080
1,456
Granted – October 2023, with performance conditions
310,916
955
Granted – October 2023
225,000
983
Granted – January 2024
56,330
197
Granted – February 2024
9,195
31
Total vested
(339,803)
1,274
Vested

– July 2023
(78,800)
302
Vested

– November 2023
(109,833)
429
Vested

– December 2023
(67,073)
234
Vested

– February 2024
(14,811)
53
Vested

– March 2024
(69,286)
256
Forfeitures
(77,668)
278
Non-vested – March 31, 2024
3,131,469
13,434
Non-vested – June 30, 2022
2,385,267
11,879
Total Granted
1,062,153
4,287
Granted – July 2022
32,582
172
Granted – August 2022
179,498
995
Granted – November 2022
150,000
605
Granted – December 2022
430,399
1,862
Granted – December 2022, with performance awards
257,868
596
Granted – January 2023
11,806
57
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
150

employees, which

are subject to

the employees

continued employment

with the

Company through

the applicable

vesting dates.
The Company also awarded
225,000

shares of restricted stock

to an executive officer

in October 2023, which

vest on June 30, 2025,
except if the

executive officer is

terminated for cause,

in which case

the award will

be forfeited.

In January 2024,

the Company awarded
56,330

shares of restricted stock with time-based vesting conditions to an employee.
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
In July 2022,

December 2022 and January

2023, the Company

awarded
32,582
,
430,399
, and
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
nine months

ended March

31, 2023,

respectively,

which were

ineligible for

transfer until

the earlier

of December

31, 2022,

or the
occurrence of the agreed event.
Vesting
In July 2023,
78,800

shares of restricted stock

granted to Mr.

Meyer vested. In November,

December 2023, February

2024 and
March 2024,

an aggregate

of
261,003

shares of

restricted stock

granted to

employees vested.

Certain employees

elected for
53,486
shares to be withheld to satisfy

the withholding tax liability on the vesting

of their shares. These
53,486

shares have been included in
the Company’s treasury

shares.
In July

2022,
78,801

shares of restricted

stock granted

to Mr.

Meyer vested

and he elected

for
35,460

shares to

be withheld

to
satisfy the withholding tax liability on the vesting of these shares.

In November, December 2022, February

2023 and March 2023, an
aggregate of
155,358

shares of

restricted stock granted

to employees vested.

Certain employees

elected for
38,008

shares to

be withheld
to satisfy the withholding tax liability on the vesting of these shares.

These
73,468

(
35,460

plus
38,008
) shares have been included in
our treasury shares.
Forfeitures
During the three and

nine months ended

March 31, 2024,

respectively, employees forfeited
55,539

and
77,668

shares of restricted
stock

following

their

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

2024 and 2023, of

$
2.1
million and $
1.6

million, respectively, which

comprised:

Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended March 31, 2024
Stock-based compensation charge

$
2,202
$ - $
2,202
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(112)
-
(112)
Total - three months

ended March 31, 2024
$
2,090
$ - $
2,090
Three months ended March 31, 2023
Stock-based compensation charge

$
1,667
$ - $
1,667
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(23)
-
(23)
Total - three months

ended March 31, 2023
$
1,644
$ - $
1,644

12.

Stock-based compensation (continued)
Stock-based compensation charge and unrecognized compensation cost (continued)
The Company recorded a stock-based compensation charge, net during the nine months ended March 31,

2024 and 2023, of $
5.7
million and $
6.0

million respectively, which

comprised:

a
Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Nine months ended March 31, 2024
Stock-based compensation charge

$
5,782
$ - $
5,782
Reversal of stock compensation charge related to stock
options forfeited
(129)
-
(129)
Total - nine months

ended March 31, 2024
$
5,653
$ - $
5,653
Nine months ended March 31, 2023
Stock-based compensation charge

$
5,978
$ - $
5,978
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(23)
-
(23)
Total - nine months

ended March 31, 2023
$
5,955
$ - $
5,955
The stock-based compensation charges

have been allocated to selling,

general and administration based

on the allocation of the
cash compensation paid to the relevant employees.
As of March 31, 2024,

the total unrecognized compensation

cost related to stock options

was $
0.6

million, which the Company
expects to recognize over
two years
. As of March

31, 2024, the total

unrecognized compensation cost related to

restricted stock awards
was $
5.9

million, which the Company expects to recognize over
two years
.
As of

March

31, 2024,

and June

30, 2023,

respectively,

the Company

recorded a

deferred tax

asset of

$
1.1

million

and $
0.6
million, related to the

stock-based compensation charge

recognized related to employees

of Lesaka. As of

March 31, 2024, and

June
30, 2023, respectively, the Company

recorded a valuation allowance of $
1.1

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

and nine months ended March 31, 2024

and 2023. Accordingly,

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
2024 and

2023, reflects

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
as the

stock options

do not

contain non-forfeitable

dividend rights.

The Company

has excluded

employee stock

options to

purchase
42,770

and
185,902

shares of common

stock from the

calculation of diluted

loss per share

during the

nine months ended

March 31,
2024 and 2023, because the effect would be antidilutive.
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

13.

(Loss) Earnings per share (continued)
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
2024 2023 2024 2023
(in thousands except (in thousands except
percent and percent and
per share data) per share data)
Numerator:
Net loss attributable to Lesaka $
(4,047)
$
(5,820)
$
(12,405)
$
(23,165)
Undistributed loss
(4,047)
(5,820)
(12,405)
(23,165)
Percent allocated to common shareholders
(Calculation 1)
96%
96%
95%
96%
Numerator for loss per share: basic and diluted $
(3,868)
$
(5,605)
$
(11,816)
$
(22,130)
Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding
60,990
61,492
60,134
60,102
Effect of dilutive securities:
Denominator for diluted (loss) earnings
per share: adjusted weighted average
common shares outstanding and assuming
conversion
60,990
61,492
60,134
60,102
Loss per share:
Basic

$
(0.06)
$
(0.09)
$
(0.20)
$
(0.37)
Diluted

$
(0.06)
$
(0.09)
$
(0.20)
$
(0.37)
(Calculation 1)
Basic weighted-average common shares
outstanding (A)

60,990
61,492
60,134
60,102
Basic weighted-average common shares
outstanding and unvested restricted shares
expected to vest (B)

63,805
63,854
63,134
62,913
Percent allocated to common shareholders

(A) / (B)

96%
96%
95%
96%
Options

to purchase
742,543

shares of

the Company’s

common

stock at

prices ranging

from $
3.50

to $
11.23

per share

were
outstanding during

the three months

ended March

31, 2024,

but were not

included in

the computation

of diluted

(loss) earnings

per
share

because

the

options’

exercise

price

was greater

than

the

average

market

price

of the

Company’s

common

stock.

Options

to
purchase
293,949

shares of the Company’s

common stock at prices

ranging from $
4.87

to $
11.23

per share were outstanding

during
the three

months ended

March 31,

2023, respectively,

but were

not included

in the

computation of

diluted (loss)

earnings per

share
because the

options’ exercise

price was greater

than the average

market price of

the Company’s

common stock.

The options, which
expire at various dates through February 3, 2032, were still outstanding as of March 31, 2024.
14.

Supplemental cash flow information
The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2024 and 2023:

Three months ended Nine months ended
March 31, March 31,
2024 2023 2024 2023
Cash received from interest

$
624
$
465
$
1,551
$
1,260
Cash paid for interest

$
3,464
$
3,157
$
12,697
$
10,120
Cash paid for income taxes

$
88
$
436
$
3,498
$
3,495

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
be drawn

and is

considered

restricted as

to use

and therefore

is classified

as restricted

cash as

well. Refer

to Note

8 for

additional
information regarding the

Company’s facilities. The following

table presents the

disaggregation of cash,

cash equivalents and

restricted
cash as of March 31, 2024 and 2023, and June 30, 2023:

March 31,
2024
March 31,
2023 June 30, 2023
Cash and cash equivalents $
55,223
$
49,423
$
35,499
Restricted cash
4,383
37,849
23,133
Cash, cash equivalents and restricted cash $
59,606
$
87,272
$
58,632
Leases
The following table presents supplemental

cash flow disclosure related to leases

for the three and nine months

ended March 31,
2024 and 2023:

Three months ended Nine months ended
March 31, March 31,
2024

2023

2024

2023

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from operating leases $
853
$
695
$
2,225
$
2,256
Right-of-use assets obtained in exchange for lease
obligations
Operating leases $
718
$
61
$
2,601
$
61
15.

Revenue recognition
Disaggregation of revenue
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended March 31, 2024:

Merchant Consumer Total
Processing fees $
28,682
$
6,353
$
35,035
South Africa
27,155
6,353
33,508
Rest of world
1,527
-
1,527
Technology

products
1,795
8
1,803
South Africa
1,751
8
1,759
Rest of world
44
-
44
Telecom products

and services

87,585
83
87,668
South Africa
82,484
83
82,567
Rest of world
5,101
-
5,101
Lending revenue
-
6,229
6,229
Interest from customers
1,553
-
1,553
Insurance revenue
-
3,178
3,178
Account holder fees
-
1,560
1,560
Other
675
493
1,168
South Africa
622
493
1,115
Rest of world
53
-
53
Total revenue, derived

from the following geographic locations
120,290
17,904
138,194
South Africa
113,565
17,904
131,469
Rest of world
$
6,725
$
-
$
6,725

15.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended March 31, 2023:

Merchant Consumer Total
Processing fees $
27,541
$
6,438
$
33,979
South Africa
26,240
6,438
32,678
Rest of world
1,301
-
1,301
Technology

products
4,322
298
4,620
South Africa
4,254
298
4,552
Rest of world
68
-
68
Telecom products

and services

83,420
7
83,427
South Africa
79,308
7
79,315
Rest of world
4,112
-
4,112
Lending revenue
-
5,052
5,052
Interest from customers
1,555
-
1,555
Insurance revenue
-
2,584
2,584
Account holder fees
-
1,419
1,419
Other
1,254
78
1,332
South Africa
1,205
78
1,283
Rest of world
49
-
49
Total revenue, derived

from the following geographic locations
118,092
15,876
133,968
South Africa
112,562
15,876
128,438
Rest of world
$
5,530
$
-
$
5,530
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the nine months ended March 31, 2024:

Merchant Consumer Total
Processing fees $
87,246
$
18,261
$
105,507
South Africa
82,903
18,261
101,164
Rest of world
4,343
-
4,343
Technology

products
7,035
39
7,074
South Africa
6,901
39
6,940
Rest of world
134
-
134
Telecom products

and services

266,857
176
267,033
South Africa
252,000
176
252,176
Rest of world
14,857
-
14,857
Lending revenue
-
17,188
17,188
Interest from customers
4,526
-
4,526
Insurance revenue
-
8,686
8,686
Account holder fees
-
4,430
4,430
Other
2,321
1,411
3,732
South Africa
2,169
1,411
3,580
Rest of world
152
-
152
Total revenue, derived

from the following geographic locations
367,985
50,191
418,176
South Africa
348,499
50,191
398,690
Rest of world
$
19,486
$
-
$
19,486

15.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the nine months ended March 31, 2023:

Merchant Consumer Total
Processing fees $
83,121
$
19,696
$
102,817
South Africa
79,175
19,696
98,871
Rest of world
3,946
-
3,946
Technology

products
16,057
584
16,641
South Africa
15,871
584
16,455
Rest of world
186
-
186
Telecom products

and services

241,352
13
241,365
South Africa
228,860
13
228,873
Rest of world
12,492
-
12,492
Lending revenue
-
14,332
14,332
Interest from customers
4,254
-
4,254
Insurance revenue
-
7,118
7,118
Account holder fees
-
4,240
4,240
Other
3,724
331
4,055
South Africa
3,583
331
3,914
Rest of world
141
-
141
Total revenue, derived

from the following geographic locations
348,508
46,314
394,822
South Africa
331,743
46,314
378,057
Rest of world
$
16,765
$
-
$
16,765
16.

Leases
The

Company

has

entered

into leasing

arrangements

classified

as operating

leases under

accounting

guidance.

These leasing
arrangements relate primarily

to the lease of

its corporate head office,

administration offices and

branch locations through

which the
Company operates

its consumer

business in

South Africa.

The Company’s

operating leases

have remaining

lease terms

of between
one and
five years
. The Company also operates parts

of its consumer business from

locations which it leases for a period

of less than
one year
. The Company’s

operating lease expense

during the three

months ended March

31, 2024 and

2023 was $
0.9

million and $
0.7

million, respectively.

The Company’s operating

lease expense during the nine

months ended March 31, 2024 and 2023

was $
2.2
million and $
2.3

million, respectively.
The

Company

has

also

entered

into

short-term

leasing

arrangements,

primarily

for

the

lease

of

branch

locations

and

other
locations,

to operate its consumer

business in South Africa.

The Company’s

short-term lease expense during

the three months ended
March 31, 2024 and 2023, was $
0.9

million and $
1.0

million, respectively. The Company’s

short-term lease expense during the nine
months ended March 31, 2024 and 2023, was $
2.8

million and $
3.0

million, respectively.
The following table presents supplemental balance

sheet disclosure related to the

Company’s right-of-use assets and its operating
lease liabilities as of March 31, 2024 and June 30, 2023:

March 31, June 30,
2024 2023
Right of use assets obtained in exchange for lease obligations:
Weighted average

remaining lease term (years)
3.4
1.8
Weighted average

discount rate (percent)
10.1
9.7

16.

Leases (continued)
The maturities of the Company’s

operating lease liabilities as of March 31, 2024, are presented below:

Maturities of operating lease liabilities
Year

ended June 30,
2024 (excluding nine months to March 31, 2024) $
639
2025
2,070
2026
1,543
2027
1,318
2028
1,173
Thereafter
120
Total undiscounted

operating lease liabilities
6,863
Less imputed interest
1,188
Total operating lease liabilities,

included in
5,675
Operating lease liability - current
1,763
Operating lease liability - long-term $
3,912
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
(1) Consumer Division (“Consumer”) and (2) Merchant Division (“Merchant”).
The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended March 31,
2024 and 2023, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
121,013
$
723
$
120,290
Consumer
17,904
-
17,904
Total for the three

months ended March 31, 2024
$
138,917
$
723
$
138,194
Merchant
$
118,092
$
-
$
118,092
Consumer
15,876
-
15,876
Total for the three

months ended March 31, 2023
$
133,968
$
-
$
133,968

17.

Operating segments (continued)
Operating segments (continued)
The reconciliation of the reportable segment’s revenue to revenue from external customers for the nine months ended March 31,
2024 and 2023, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
370,244
$
2,259
$
367,985
Consumer
50,191
-
50,191
Total for the nine

months ended March 31, 2024
$
420,435
$
2,259
$
418,176
Merchant
$
348,508
$
-
$
348,508
Consumer
46,314
-
46,314
Total for the nine

months ended March 31, 2023
$
394,822
$
-
$
394,822
The

Company

evaluates

segment

performance

based

on

segment

earnings

before

interest,

tax,

depreciation

and

amortization
(“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”), the Company’s reportable segments’
measure of

profit or

loss. The

Company does

not allocate

once-off items,

stock-based compensation

charges, certain

lease expenses
(“Lease adjustments”), depreciation

and amortization, impairment of

goodwill or other intangible

assets, other items (including

gains
or losses on disposal of investments, fair value adjustments to equity securities), interest income, interest expense, income tax expense or (earnings) loss from equity-accounted investments to its reportable segments. Group costs generally include: employee related costs
in relation to employees specifically hired for group roles and related directly to managing the US-listed entity; expenditures related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; legal fees; group and US-listed related audit fees; and
directors

and

officer’s

insurance

premiums.

Once-off

items

represents

non-recurring

expense

items,

including

costs

related

to
acquisitions and transactions consummated or ultimately

not pursued. Unrealized loss FV for currency adjustments

represents foreign
currency mark-to-market adjustments

on certain intercompany

accounts. The Lease adjustments reflect

lease expenses and the Stock-
based compensation

adjustments reflect

stock-based

compensation expense

and are

both excluded

from the

calculation of

Segment
Adjusted EBITDA

and are

therefore reported

as reconciling items

to reconcile

the reportable

segments’ Segment

Adjusted EBITDA
to the Company’s loss before

income tax expense.
The reconciliation of the reportable segments’ measure of profit or loss to loss before income taxes for the three and nine months
ended March 31, 2024 and 2023, is as follows:

Three months ended Nine months ended
March 31, March 31,
2024 2023 2024 2023
Reportable segments' measure of profit or loss

$
12,752
$
9,939
$
34,934
$
26,136
Operating loss: Group costs
(2,199)
(2,293)
(6,032)
(6,849)
Once-off costs
(907)
(1,141)
(169)
(1,858)
Unrealized Loss FV for currency adjustments
(121)
(43)
(101)
(43)
Lease adjustments
(850)
(696)
(2,224)
(2,255)
Stock-based compensation charge adjustments
(2,090)
(1,644)
(5,653)
(5,955)
Depreciation and amortization
(5,791)
(5,975)
(17,460)
(17,892)
Reversal of allowance of EMI doubtful debt
-
-
250
-
Gain on disposal of equity-accounted investments
-
(329)
-
(193)
Interest income

628
469
1,562
1,269
Interest expense

(4,581)
(4,984)
(14,312)
(13,408)
Loss before income tax expense $
(3,159)
$
(6,697)
$
(9,205)
$
(21,048)

17.

Operating segments (continued)
Operating segments (continued)
The following

tables summarize

supplemental

segment information

for the

three and

nine months

ended March

31, 2024

and
2023:

Three months ended Nine months ended
March 31, March 31,
2024 2023 2024 2023
Revenues
Merchant $
121,013
$
118,092
$
370,244
$
348,508
Consumer
17,904
15,876
50,191
46,314
Total reportable segment

revenue
138,917
133,968
420,435
394,822
Segment Adjusted EBITDA
Merchant (1)
8,394
8,290
25,148
25,303
Consumer (1)
4,358
1,649
9,786
833
Total Segment Adjusted

EBITDA
12,752
9,939
34,934
26,136
Depreciation and amortization
Merchant
2,050
1,898
6,169
5,522
Consumer
179
288
527
811
Subtotal: Operating segments

2,229
2,186
6,696
6,333
Group costs
3,562
3,789
10,764
11,559
Total

5,791
5,975
17,460
17,892
Expenditures for long-lived assets
Merchant
2,797
3,020
7,638
10,545
Consumer
146
1,697
312
2,665
Subtotal: Operating segments

2,943
4,717
7,950
13,210
Group costs
-
-
-
-
Total

$
2,943
$
4,717
$
7,950
$
13,210
(1)

Segment

Adjusted

EBITDA

for

Consumer

includes

retrenchment

costs of

$
0.01

million

(ZAR
0.1

million)

for

the

three
months

ended

March

31,

2024.

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchment

costs

of

$
0.2

million

(ZAR
4.7
million) and Consumer includes retrenchment costs of $
0.2

million (ZAR
2.9

million) for the nine months ended March 31, 2024.
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
For the three and

nine months ended March 31,

2024, the Company’s effective tax rate was

impacted by the tax expense

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
28
% to
27
% from January

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

2024,

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

of March 31, 2024, the Company’s

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

March 31,

2024) thereby

utilizing part

of the

Company’s

short-term

facilities. The

Company

pays commission

of
between
3.42
% per annum to
3.44
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
Nedbank has

issued guarantees

to these

third parties

amounting to

ZAR
2.1

million ($
0.1

million, translated

at exchange

rates
applicable

as of

March 31,

2024) thereby

utilizing part

of the

Company’s

short-term

facilities. The

Company

pays commission

of
between
0.47
% per annum to
1.84
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
The Company

has not

recognized any

obligation related

to these

guarantees in

its consolidated

balance sheet

as of

March 31,
2024. The maximum

potential amount that

the Company could

pay under these

guarantees is ZAR
35.2

million ($
1.9

million, translated
at exchange rates applicable as

of March 31, 2024). As

discussed in Note 8, the

Company has ceded and

pledged certain bank accounts
to

Nedbank

as security

for

the guarantees

issued

by them

with

an

aggregate

value

of ZAR
2.1

million

($
0.1

million,

translated

at
exchange rates applicable as

of March 31, 2024). The guarantees

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
20.

Subsequent events
April 2024

acquisition of Touchsides
In February 2024, the Company

announced that it had entered into a

Sale and Purchase Agreement with Heineken

International
B.V. to acquire all of the outstanding equity of Touchsides (Pty) Ltd (“Touchsides”). The transaction was subject to customary closing
conditions

and

the

final

conditions

were

satisfied

in

April

2024.

The

transaction

closed

on

April

30,

2024.

The

total

purchase
consideration was

ZAR
42.4

million ($
2.3

million, translated

at exchange

rates applicable

as of

April 30,

2024). The

Company has
commenced the purchase price allocation

related to this transaction

however the process had

not been completed as

of the date of

filing
this Quarterly

Report

on Form

10-Q

on

May 8,

2024.

The Company

expects

to

include its

preliminary

allocation

of the

purchase
consideration related

to this acquisition

in its audited

financial statements to

be included

in its Annual

Report on Form

10-K for

the
year ended June 30, 2024.

The Company incurred transaction

related expenditures of $
0.1

million (ZAR
1.9

million) during the nine
months to March 31, 2024, related to the acquisition of Touchsides.

These transaction related expenditures are included in the caption selling, general and administration in the Company’s unaudited condensed consolidated statements of operations.

The Company does
not expect to incur any significant expenditure related to the transaction during the three months ended June 30, 2024.

20.

Subsequent events (continued)
April 2024

acquisition of Touchsides

(continued)
Touchsides

is a leading data

analytics and insights company,

and highly complementary

with the Company’s

Kazang business.
The acquisition

significantly expands

Kazang’s

footprint in

the informal

market by

adding an

established solution

that has

a strong
presence in

the licensed

tavern market.

Touchsides

has an

installed base

of over
10,000

active POS terminals

across South

Africa’s
licensed taverns, and processes more than
1.5

million transactions per day. The business

provides platform-as-a-service (“PaaS”) and
software-as-a-service

(“SaaS”)

solutions

to

licensed

tavern

outlets,

enabling

the

measurement

of

sales

activity

in

real-time,
management of stock levels and informing commercial decisions, such as pricing and promotional offers.
The data and insights gathered from these terminals carries significant value and potential to be monetized through relationships with

a

range

of

clients

including

fast-moving

consumer

goods

companies,

retailers,

wholesalers,

route-to-market

suppliers,

and
financiers.
Touchsides has been

allocated to our Merchant operating segment.
May 2024

offer to acquire Adumo
On May 7, 2024,

the Company entered into

a Sale and Purchase Agreement

(the “Sale Agreement”) with

Lesaka SA”), and the
Sellers (as defined

in the Sale

Agreement). Pursuant

to the Sale

Agreement and

subject to its

terms and conditions,

Lesaka, through
its subsidiary, Lesaka SA, agreed to

acquire, and the Sellers agreed to sell, all of the outstanding equity interests and certain claims in the Adumo (RF) Proprietary Limited (“Adumo”).
The

purchase

consideration

will

be

settled

through

the

combination

of

an

issuance

of
17,279,803

shares

of

the

Company’s
common stock and

a ZAR
232

million ($
12.5

million, translated at

the prevailing rate

of $1: ZAR 18.5

as of May 7,

2024) payment
in cash. The share issuance was based off of the Base Purchase

Consideration, as defined in the Sale Agreement, of ZAR
1.59

billion
($
85.9

million), less the ZAR
232

million cash payment, implying a value per

share of $
4.25

((ZAR
1.59

billion – ZAR
0.232

billion)/
17,279,803

/ ZAR 18.5).
The Sale Agreement includes customary covenants from the Sellers, including

(i) to conduct the business in the ordinary course
during the period between

the execution of the Sale

Agreement and the closing

of the transactions contemplated

thereby, and

(ii) not
to engage in certain kinds of transactions during such period.
The closing of the transaction is subject to customary closing conditions, including (i) approval from the competition authorities of South Africa and Namibia; (ii) exchange control approval from the financial surveillance department of the South African Reserve
Bank;

(iii)

the

Company

obtaining

confirmation

from

RMB

that

it

has

sufficient

funds

to

settle

the

cash

portion

of

the

purchase
consideration;

(iv)

approval

of

Adumo

shareholders

(including

preference

shareholders)

with

respect

to

entering

into

and
implementation

of the

Sale

Agreement,

and

all other

agreements

and

transactions

contemplated

in the

Sale

Agreement

by June

6,
2024; (v)

obtaining the

consent of

Adumo’s

lender regarding

Adumo entering

into and

implementing the

Sale Agreement,

and all
other agreements and transactions contemplated in the Sale Agreement by June 5, 2024, (vi) the release of certain Seller’s shares held as security by such bank; (vi) obtaining

the consent of the lender of one

of Adumo’s shareholders

regarding Adumo entering into the
transaction by June 6, 2024; (vii) the Company obtaining all necessary regulatory and shareholder approval to issue the Consideration
Shares

to

the

Sellers;

(viii)

on

or

before

June

6,

2024,

the

Company

signing

a

written

addendum

to

the

Policy

Agreement

with
International Finance Corporation that provides for

the inclusion of the

Consideration Shares attributable to certain

Seller shareholders

in the definition of “Put Shares” under the Policy Agreement, and related changes;

and (ix) obtaining certain third-party consents.

In addition, the closing of the transaction is subject to either: (i) on or before July 6, 2024, the direct and/or indirect shareholders of one of the

Sellers providing written

unconditional undertakings to

purchase all of certain

of its shareholders
pro rata

entitlements
to the Consideration

Shares in consideration

for an aggregate

amount equal

to ZAR
285,772,238

($
14.0

million) (the “Replacement
Cash Component”); or

(ii) if the foregoing

does not occur

in a timely manner

then, on or before

October 31, 2024,

Lesaka SA (or

is
nominee) will enter into a written unconditional agreement with Crossfin SPV in relation to the acquisition of all

of such entitlements
in respect of

all such Consideration

Shares (other than

those which are

required to be

liquidated in order to

satisfy cash tax

obligations),
provided that the

aggregate consideration for

such entitlements will

be equal to

the Replacement Cash

Component and provided

further
that (i) Lesaka SA (or its nominee) has provided a bank guarantee from RMB or other South African registered bank in respect of the
settlement of

such aggregate

consideration and

(ii) that,

to the

extent applicable,

Lesaka SA’s

nominee has,

prior to

the conclusion
thereof, obtained all approvals as may be required to conclude and implement such agreement.

20.

Subsequent events (continued)
May 2024

offer to acquire Adumo (continued)
The

Company

has

agreed

to file

a

resale

registration

statement

with

the

United

States

Securities

and

Exchange

Commission
(“SEC”) covering

the resale

of the

Consideration

Shares by

the Sellers

following

the closing

of the

transaction. The

Company has
undertaken to use its commercially reasonable efforts to

have the resale registration statement declared effective by the SEC following
its filing.
The Company incurred transaction-related expenditures of $
0.6

million and $
0.7

million during the three and nine months ended
March 31,

2024, related

to the

process to

acquire Adumo.

The Company

expects to

incur a further

$
2.2

million in

transaction costs
over the remainder of the 2024 calendar year.

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

(“SEC”) completely

and with

the
understanding that our

actual future results,

levels of activity,

performance and achievements

may be materially

different from

what
we expect. We

qualify all of our forward-looking statements by these cautionary statements.
Recent Developments

As of the date hereof, we have been successfully executing on our strategic objectives in building a leading fintech platform and consolidating Southern

African fintech. We

experienced continued improvement

in our financial

performance in the

third quarter of
fiscal 2024 with year-on-year revenue and profitability

improvements in both Merchant and Consumer divisions.
Operating income of $0.8 million (ZAR 15.0 million) improved

145% in ZAR, compared with an operating loss of $1.9 million
(ZAR 33.2 million) during the third quarter of fiscal 2023.
Group

Adjusted

EBITDA, a

non-GAAP

measure,

of $9.7

million

(ZAR 183.3

million) this

quarter,

a 47%

increase

in

ZAR,
compared to $7.0 million (ZAR 124.6 million) in the third

quarter of fiscal 2023. The continued resilience of our business model in a
challenging environment for our merchant and consumer customers demonstrates the value our customers place on our services.
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
Merchant Division
The year-on-year growth achieved by our Merchant Division

is supported by the robust secular trends underpinning financial inclusion, cash management and digitalization for micro, small and medium enterprises (“MSMEs”), especially in the micro-
merchant sector of South Africa, where we have a leading market position.
Performance in our Merchant division has been driven by:
●
Kazang,

our VAS

and supplier payments

business, continues to see

adoption by micro-merchants,

with a 12% year-on-year
growth in the number of devices deployed.
o
We

had approximately 80,250

devices deployed as of

March 31, 2024, compared

to approximately 71,800 devices
one year ago, and approximately

79,000 devices at the

end of the second quarter

of fiscal 2024. Core

to our device
placement strategy is

the decision to focus

on quality business and

optimizing our existing fleet,

which is reflected
in a healthy throughput and margin per device.

o
As

previously

communicated,

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

36% year-on-year

and was flat

quarter-on-
quarter,

as

expected,

which

is

due

to

seasonality,

with

second

quarter

of

our

fiscal

year

being

traditionally

our
strongest quarter due to higher activity over the year-end festive season benefitting certain product lines.
o
Whilst we saw

growth in

our traditional VAS

products of

electricity,

airtime and gaming,

much of the

growth has
been driven by the uptake of our supplier payments platform by micro-merchants.

As we bring more suppliers onto
our

platform,

we

should

see

these

volumes

continue

growing.

Supplier

payment

throughput

volumes

increased
approximately 100%

in the

third quarter

compared to

a year ago

and now

accounts for

approximately 35%

of our
VAS

throughput volumes, compared to approximately 20% a year ago.
●
We provide

card acquiring solutions to

micro-merchants via Kazang Pay

and to small and medium

merchants through Card
Connect. Card-enabled POS devices increased to

approximately 50,200 as of March 31,

2024, a year-on-year growth of 21%.
Throughput on deployed devices increased 21% year-on-year

to R3.9 billion.
●
Our

current

Merchant

Credit

offering

through

Capital

Connect

in

the

SME

market.

Kazang

Pay

Advance

in

the

micro-
merchant sector remains

suspended as we

reported in the

previous quarter. Capital Connect

disbursed ZAR 219

million during
this quarter, compared to ZAR 194 million

in the comparable period last year, representing a 13% increase.
●
Our digital cash management

offerings, Cash Connect and Kazang

Vaults, effectively “puts the bank” in approximately 4,460
merchants’ stores, compared to approximately 4,370 merchants’ stores a year ago. We provide robust cash vaults in the

SME
sector and

is building

a presence

in the

micro-merchant sector,

which enables

our merchant

customer base

to significantly
mitigate their operational risks pertaining to cash management and security.
Acquisition of Touchsides
In February 2024 we announced the

acquisition of Touchsides

(Pty) Ltd (“Touchsides”).

With closing conditions

now satisfied,
the deal closed

on April 30,

2024. Touchsides

is a leading

data analytics and

insights company,

and highly complementary

with our
Kazang business.

The acquisition significantly

expands Kazang’s

footprint in the informal

market by adding an

established solution
that has a strong presence in

the licensed tavern market. Touchsides

has an installed base of over 10,000

active POS terminals across
South Africa’s licensed taverns, and processes more

than 1.5 million transactions

per day. The business provides platform-as-a-service
(“PaaS”) and

software-as-a-service (“SaaS”)

solutions to

licensed tavern

outlets, enabling

the measurement

of sales

activity in

real-
time, management of stock levels and informing commercial decisions,

such as pricing and promotional offers. The

data and insights
gathered

from

these terminals

carries

significant

value

and potential

to be

monetized

through relationships

with

a range

of clients
including fast-moving

consumer goods

companies, retailers,

wholesalers, route-to-market

suppliers, and

financiers. Touchsides

has
been allocated to our Merchant operating segment.
Acquisition of Adumo
In May 2024

we announced the

acquisition of Adumo

RF (Pty) Ltd, subject

to shareholder and

regulatory approvals. Adumo’s
serves approximately 23,000

active merchants. Its primary

operations include card acquiring,

integrated payments and reconciliation
services processing more than ZAR 24 billion in throughput per year. The company’s corporate card services cover over 245,000 card holders supporting payroll, incentives, rewards, and expense management. Adumo ISV,

also known as GAAP,

is the largest POS and
Software-as-a-Service solutions provider to the hospitality sector in

Southern Africa.
The acquisition

continues Lesaka’s

consolidation in

the Southern

African fintech

sector.

The Lesaka

ecosystem will

serve 1.7
million active consumers, 119,000

merchants, and processes over ZAR

250 billion in throughput (cash, card

and VAS)

per year. The
Group will have over 3,300 employees operating on the

ground in 5 countries: South Africa, Namibia, Botswana, Zambia,

and Kenya.
The acquisition enhances Lesaka's strengths in both the consumer and merchant markets.
The purchase

consideration will

be settled

through the

combination of

an issuance

of 17,279,803

shares of

our common

stock
and a ZAR 232 million ($12.5

million, translated at the prevailing rate of

$1: ZAR 18.5 as of

May 6, 2024) payment in cash.

The share
issuance

was

based

off

of

the

Base

Purchase

Consideration,

as

defined

in

the

transaction

agreement,

of

ZAR

1.59

billion

($85.9
million),

less

the

ZAR

232

million

cash

payment,

implying

a

value

per

share

of

$4.25

((ZAR

1.59

billion

–

ZAR

0.232

billion)/
17,279,803

/ ZAR

18.5).

Adumo

shareholders

include Apis

Growth

Fund I,

a

private

equity fund

managed

by Apis

Partners

LLP
(“Apis”), African

Rainbow Capital

(“ARC”), the

largest shareholder

of Crossfin

Holdings (RF)

Pty Ltd

(“Crossfin”), as

well as

the
International Finance Corporation and Adumo management.
The transaction is expected

to close in the

third calendar quarter of

2024 and is subject

to shareholder and regulatory

approvals
and satisfaction of customary closing conditions.

Consumer Division
We

continue

to deliver

against our

strategic focus

areas underpinning

our growth

strategy in

our Consumer

Division and

our
mission

to

improve

the

lives

of

South

Africa’s

grant

beneficiaries.

Progress

made

on

these

levers:

(i)

growing

active

EasyPay
Everywhere

(“EPE”)

account

numbers,

(ii)

increasing

average

revenue

per

user

(“ARPU”)

through

cross-selling

and

(iii)

cost
optimization,

and

(iv)

enhancing

our

product

and

service

offering,

resulted

in

revenue

and

profitability

growth

in

the

Consumer
Division in third quarter of fiscal 2024.
The progress on our key initiatives is as follows:
●
Driving customer acquisition
o
Gross EPE account activations,

for the permanent base, during

our current quarter showed significant

year-on-year
improvement due to various strategic

initiatives. We achieved approximately 63,000 gross account activations in the
third quarter, compared

to approximately 38,000 in the

third quarter of fiscal 2023.

After accounting for churn, net
active account growth for the quarter

was approximately 28,000 accounts, compared to approximately 1,000 in third
quarter of fiscal 2023.
o
Our total

active EPE

transactional account

base stood

at approximately

1.46 million

at the end

of March

2024, of
which approximately

1.28 million

(or approximately

87%) are

permanent grant

recipients. The

balance comprises
Social Relief of Distress

(“SRD”) grant recipients, which was

introduced during the COVID pandemic and

extended
in calendar year 2023.
o
Our priority

is to grow

our permanent

grant recipient

customers base,

where we

can build

deeper relationships

by
offering other products such as insurance and lending. We do not offer the same breadth of service to the SRD grant base due to the temporary nature of the grant.
●
Progress on cross

selling
EasyPay Loans
o
We

originated

approximately 266,000

loans during

the quarter

with our

consumer loan

book, before

allowances,
increasing 28% to ZAR 509 million as at March 31, 2024, compared to ZAR 397 million as of March 31, 2023.
o
We have not

amended our credit scoring or other lending criteria and the growth is reflective of the demand for our
tailored

loan

product

for

this

market,

growth

in

EPE

bank

account

customer

base

and

improved

cross-selling
capabilities.
o
The

loan

conversion

rate

continues

to

improve

following

the

implementation

of

a

number

of

targeted

consumer
lending campaigns and encouraging results from our digital channels during the current quarter.
o
The portfolio loss ratio,

calculated as the loans

written off during the

period as a percentage

of the total loan book,
remained at approximately 6% on an annualized basis, in line with the first and second quarter of fiscal 2024.
EasyPay Insurance
o
Our funeral

insurance product continued

its strong growth

and is a

material contributor

to the improvement

in our
overall ARPU. We have been able to improve customer penetration to more than 30% of our active permanent grant
account base as of March

31, 2024, compared to

approximately 28% as of March

31, 2023. Approximately 46,000
new policies were written in the quarter, compared to approximately

36,000 in the comparable period in

fiscal 2023.
The total

number of

active policies

has grown

by 34%

to approximately

414,000 policies

as of

March 31,

2024,
compared to March 31, 2023.
ARPU
o
ARPU for

our permanent

client base

has increased

to approximately

ZAR 90

for the

third quarter

of fiscal

2024,
from approximately ZAR 78 in the third quarter of fiscal 2023.
Leadership Changes
On February 29, 2024 Mr. Chris Meyer completed his tenure

as Group CEO of Lesaka, a

position he held since July 1,

2021. Mr.
Ali Mazanderani

took

over

the majority

of

Mr.

Meyer’s

responsibilities

as Executive

Chairman

of Lesaka

on

March 1,

2024.

Ali
Mazanderani has been

integral to the

development of Lesaka’s

strategy and has

been a Non-Executive

Director since

2020. As part
of the

change in

leadership, Mr.

Kuben Pillay,

step down

as our

Chairman on

January 31,

2024, and

commenced his

role as

Lead
Independent Director of Lesaka on February 1, 2024.

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
Recent accounting pronouncements not yet adopted

as of March 31, 2024
Refer

to

Note

1

to

our

unaudited

condensed

consolidated

financial

statements

for

a

full

description

of

recent

accounting
pronouncements not yet adopted as

of March 31, 2024, including

the expected dates of adoption

and effects on our financial

condition,
results of operations and cash flows.
Currency Exchange Rate Information

Actual exchange rates
The actual exchange rates for and at the end of the periods presented were as follows:
Table 1 Three months ended Nine months ended
Year

ended
March 31, March 31, June 30,
2024 2023 2024 2023
2023
ZAR : $ average exchange rate 18.7313 17.7506 18.7536 17.4641 17.7641
Highest ZAR : $ rate during period 19.4568 18.6008 19.4568 18.6008 19.7558
Lowest ZAR : $ rate during period 18.2076 16.7978 17.6278 16.2035 16.2034
Rate at end of period 18.8760 17.7936 18.8760 17.7936 18.8376

Translation exchange

rates for financial reporting purposes
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this data for the three and six months

ended March 31, 2024 and 2023, vary slightly

from the averages shown in the table
above.

Except

as

described

below,

the

translation

rates

we

use

in

presenting

our

results

of

operations

are

the

rates

shown

in

the
following table:
Three months ended Nine months ended
Year

ended
Table 2 March 31, March 31, June 30,
2024 2023 2024 2023
2023
Income and expense items: $1 = ZAR 18.8780 17.9318 18.7571 17.4037 17.9400
Balance sheet items: $1 = ZAR 18.8760 17.7936 18.8760 17.7936 18.8376
We

have translated the

results of operations and

operating segment information

for the three and

nine months ended March

31,
2024, provided in

the tables below using

the actual average exchange

rates per month (i.e.

for each of

January 2024, February

2024,
and March 2024

for the third

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

Our

operating

segment

revenue

presented

in

“—Results

of

operations

by

operating

segment”

represents

total

revenue

per
operating segment before intercompany

eliminations. A reconciliation between

total operating segment revenue and

revenue, as well
as

the

reconciliation

between

our

segment

performance

measure

and

net

loss

before

tax

(benefits)

expense,

is

presented

in

our
unaudited condensed

consolidated financial

statements in

Note 17

to those

statements. Our

chief operating

decision maker

was our
Group Chief Executive

Officer until February 29,

2024 and is

our Executive Chairman

from March 1,

2024, and each

of them evaluates
segment performance based

on segment earnings

before interest, tax,

depreciation and amortization

(“EBITDA”), adjusted for

items
mentioned in

the next

sentence (“Segment

Adjusted EBITDA”)

for each

operating segment.

We

do not

allocate once-off

items (as
defined below), stock-based compensation charges,

depreciation and amortization, impairment of goodwill or other intangible assets,
certain lease expenses (“Lease expenses”), other items (including gains or losses on disposal of investments, fair value adjustments to equity securities, fair

value adjustments to

currency options), interest

income, interest expense,

income tax expense

or loss from

equity-
accounted investments to

our reportable segments.

Once-off items represents

non-recurring expense items,

including costs related

to
acquisitions and transactions consummated

or ultimately not pursued.

The Lease expenses reflect lease

expenses (refer to Note

16 to
our

unaudited

condensed

consolidated

financial

statements)

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

Lease expenses

and group

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
Third quarter of fiscal 2024 compared to third quarter

of fiscal 2023
The following

factors had

a significant

impact on

our results

of operations

during the

third quarter

of fiscal

2024 as

compared
with the same period in the prior year:
● Higher revenue:
Our revenues

increased 9%

in ZAR, primarily

due to an

increase in low

margin prepaid

airtime sales and
other value-added services, as well

as higher transaction, insurance and lending revenues,

which was partially offset by lower
hardware sales revenue in our POS hardware distribution business given the lumpy nature of bulk sales;
● Operating income generated:
Operating profitability

continues to improve

as a result of

the increase in

the trading activity
as noted above off of a stable selling, general and administration base;
●
Lower net

interest charge:

The net

interest charge

decreased to

$4.0 million

(ZAR 74.6

million) from

$4.5 million

(ZAR
81.0 million) primarily due to higher interest rates; and
●
Foreign exchange

movements:

The U.S.

dollar

was 5%

stronger against

the ZAR

during

the third

quarter of

fiscal 2024
compared to the prior period, which adversely impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:
Table 3 In United States Dollars
Three months ended March 31,
2024 2023%
$ ’000 $ ’000 change
Revenue
138,194 133,968 3%
Cost of goods sold, IT processing, servicing and support
107,854 105,299 2%
Selling, general and administration
23,124 24,547 (6%)
Depreciation and amortization
5,791 5,975 (3%)
Transaction costs related to Adumo acquisition
631 - nm
Operating income (loss)
794 (1,853) nm
Loss on disposal of equity-accounted investments
- 329 nm
Interest income
628 469 34%
Interest expense
4,581 4,984 (8%)
Loss before income tax expense (benefit)
(3,159) (6,697) (53%)
Income tax expense (benefit)
931 (860) nm
Net loss before earnings from equity-accounted investments
(4,090) (5,837) (30%)
Earnings from equity-accounted investments
43 17 153%
Net loss attributable to us
(4,047) (5,820) (30%)
Table 4 In South African Rand
Three months ended March 31,
2024 2023%
ZAR ’000 ZAR ’000 change
Revenue
2,609,913 2,402,288 9%
Cost of goods sold, IT processing, servicing and support
2,036,881 1,888,201 8%
Selling, general and administration
436,746 440,172 (1%)
Depreciation and amortization
109,379 107,143 2%
Transaction costs related to Adumo acquisition
11,915 - nm
Operating income (loss)
14,992 (33,228) nm
Loss on disposal of equity-accounted investments
- 5,900 nm
Interest income
11,861 8,410 41%
Interest expense
86,504 89,372 (3%)
Loss before income tax expense (benefit)
(59,651) (120,090) (50%)
Income tax expense (benefit)
17,575 (15,422) nm
Net loss before earnings from equity-accounted investments
(77,226) (104,668) (26%)
Earnings from equity-accounted investments
811 305 166%
Net loss attributable to us
(76,415) (104,363) (27%)
Revenue increased

by $4.2

million (ZAR

0.2 billion),

or 3.2% (in

ZAR, 8.6%),

primarily due

to the

increase in

the number

of
low-margin

prepaid

airtime

vouchers

sold

and

an

increase

in

volume

of

other

value-added

services

provided,

as

well

as

higher
transaction volumes processed, insurance premiums collected

and lending revenues following an increase in loan originations,

which
was partially offset

by a lower

number of

hardware sales in

our POS hardware

distribution business

given the

lumpy nature of

bulk
sales. Refer to discussion above at “—Recent Developments”

for a description of key trends impacting our revenue this quarter.
Cost of goods

sold, IT processing, servicing

and support increased

by $2.6 million

(ZAR 0.1 billion), or

2.4% (in ZAR, 7.9%),
primarily due to

the increase in low

margin prepaid airtime

sales and higher

insurance-related claims, which

were partially offset

by
the lower cost of goods sold related to fewer hardware sales.
Selling, general and administration expenses decreased

by $1.4 million (ZAR 3.4 million),

or 5.8% (in ZAR 0.8%). The modest
decrease in

ZAR was

primarily due

to lower

general and

administration expenses,

which were

partially offset

by higher

employee-
related expenses, higher

stock-based compensation charges

and the

year-over-year impact of

inflationary increases on

certain expenses.

Depreciation and amortization expense

decreased by $0.2 million, or 3.1%

,

and in ZAR increased by

ZAR 2.2 million or 2.1%.
In the ZAR, the increase was due to an increase in depreciation expense related to additional POS devices deployed.
Transaction costs related to Adumo

acquisition includes fees

paid to external

service providers associated

with legal, commercial,
financial and tax due diligence activities performed and other legal and advisory services procured.
Our operating income (loss) margin for

the third quarter of fiscal 2024 and 2023 was 0.6% and(1.4)

%, respectively. We

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
We

recorded

a

loss

of

$0.3

million

during

the

third

quarter

of

fiscal

2023

related

to

the

disposal

of

a

minor

portion

of

our
investment in Finbond.
Interest

on surplus

cash increased

to $0.6

million

(ZAR 11.9

million)

from $0.5

million (ZAR

8.4

million),

primarily

due

to
higher interest rates.
Interest expense

decreased to

$4.6 million

(ZAR 86.5

million) from

$5.0 million

(ZAR 89.4

million), primarily

as a

result of
lower interest

expense incurred

on certain

of our

borrowing for

which we

were able

to negotiate

lower rates

of interest

towards the
end of

calendar 2023,

which was partially

offset by

higher overall

base interest rates

and higher

overall borrowings

during the third
quarter of fiscal 2024 compared with comparable period in the prior quarter.
Fiscal 2024 tax

expense was $0.9

million (ZAR 17.6 million)

compared to a tax

benefit of $(0.9) million

(ZAR (15.4) million)
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

third quarter

of fiscal

2024. The

table
below presents the relative (loss) earnings from our equity-accounted investments:
Table 5 Three months ended March 31,
2024 2023 $ %
$ ’000 $ ’000 change
Other 43 17 153%
Total

loss from equity-accounted investments
43 17 153%

Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:
Table 6 In United States Dollars
Three months ended March 31,
2024 % of 2023 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 121,013 88% 118,092 88% 2%
Consumer 17,904 13% 15,876 12% 13%
Subtotal: Operating segments 138,917 101% 133,968 100% 4%
Eliminations (723) (1%) - - nm
Total

consolidated revenue
138,194 100% 133,968 100% 3%
Group Adjusted EBITDA:
Merchant (1) 8,394 87% 8,290 119% 1%
Consumer (1) 4,358 45% 1,649 24% 164%
Lease expenses (2) (850) (9%) (696) (10%) 22%
Group costs (2,199) (23%) (2,293) (33%) (4%)
Group Adjusted EBITDA (non-GAAP) (3) 9,703 100% 6,950 100% 40%
(1) Segment Adjusted EBITDA Consumer includes retrenchment

costs of $0.01 million for the third quarter of fiscal 2024.
(2) Lease expenses which

were previously excluded

from the calculation of

Group Adjusted EBITDA

have now been included
in the calculation. This change is

in response to comments received from

the staff of the SEC in

March 2024 regarding our non-GAAP
financial reporting. Comparative information has been adjusted to conform with the updated presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 7 In South African Rand
Three months ended March 31,
2024 % of 2023 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 2,285,394 88% 2,117,602 88% 8%
Consumer 338,170 13% 284,686 12% 19%
Subtotal: Operating segments 2,623,564 101% 2,402,288 100% 9%
Eliminations (13,651) (1%) - - nm
Total

consolidated revenue
2,609,913 100% 2,402,288 100% 9%
Group Adjusted EBITDA:
Merchant (1) 158,524 86% 148,655 119% 7%
Consumer (1) 82,330 45% 29,570 24% 178%
Lease expenses (2) (16,059) (9%) (12,481) (10%) 29%
Group costs (41,529) (23%) (41,118) (33%) 1%
Group Adjusted EBITDA (non-GAAP) (3) 183,266 100% 124,626 100% 47%
(1) Segment Adjusted EBITDA

for Consumer includes retrenchment

costs of ZAR

0.1 million for the

third quarter of

fiscal 2024.
(2) Lease expenses which

were previously excluded

from the calculation of

Group Adjusted EBITDA

have now been included
in the calculation. This change is

in response to comments received from

the staff of the SEC in

March 2024 regarding our non-GAAP
financial reporting. Comparative information has been adjusted to conform with the updated presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment revenue increased due to the increase in prepaid airtime vouchers sold and other value-added services provided, which
was partially offset

by a lower

number of

hardware sales in

our POS hardware

distribution business

given the

lumpy nature of

bulk
sales as

well as

lower revenue

generated

from a

decrease

in certain

valued-added

services transaction

volumes processed

(such

as
international money transfers). In ZAR, the increase in Segment Adjusted EBITDA is primarily due to the higher sales activity, which
was partially offset by lower

hardware sales. Connect records

a significant proportion of

its airtime sales in

revenue (see further below)
and cost of sales,

while only earning

a relatively small margin.

This significantly depresses

the Segment Adjusted

EBITDA margins
shown by the business.

Our Segment Adjusted

EBITDA margin (calculated

as Segment Adjusted EBITDA

divided by revenue) for

the third quarter of
fiscal 2024 and 2023 was 6.9% and 7.0%, respectively.
Prepaid airtime sales
In South Africa and other countries, mobile network operators (“MNOs”) offer prepaid or contract (or postpaid) services to their customers to telephony

services using a

mobile telephony network

or networks. MNOs

also offer similar

products (prepaid or

postpaid)
for mobile data

which uses other

wireless network protocols

such as wireless

fidelity (“wifi”).

We

use the term

“prepaid airtime”

to
include both of these prepaid products.
Generally speaking, the difference between the two

models is that prepaid is

paid for upfront by the

customer and contract is

paid
in arrears. MNOs sell prepaid products directly to their customers and also indirectly to their customers through distribution

channels
(which include wholesalers, retailers and other parties, including ourselves).
We sell

a variety of products through our

distribution channels, including prepaid airtime,

prepaid electricity,

gaming vouchers.
We refer to these

products collectively as VAS.
In order to “load” airtime onto

a mobile device an MNOs customer

requires a prepaid airtime voucher. A unique code is

assigned
to each prepaid

airtime voucher and

is required to

activate the prepaid

airtime on a

mobile device. Like

certain tangible goods,

once
sold, our

customers cannot

return prepaid

airtime vouchers

to us (except

of course

if there is

a defect

in the

service provided

by us,
which rarely occurs).
We

can either

purchase an

agreed quantity

of prepaid

airtime vouchers

upfront directly

from

wholesalers or

other parties

(so
called “Pinned airtime” - these electronic vouchers are stored on a server owned and maintained by us and we treat

these vouchers as
inventory)

or

we

can

“interface”

directly

into

a

wholesaler

and

deliver

the

airtime

voucher

directly

to

our

customers

(typically
merchants) as the airtime is sold by the merchant to MNOs customers (so called Pinless airtime).
Consumer
Segment

revenue

increased

primarily

due

to

higher

transaction

fees

generated

from

the

higher

EPE

account

holders

base,
insurance premiums collected and lending revenues following an increase in loan originations.

This increase in revenue has translated
into improved profitability,

which was partially

offset by higher

insurance-related claims and

higher employee-related

expenses and
the year-over-year impact of inflationary increases on certain expenses.
Our Segment Adjusted EBITDA margin for the

third quarter of fiscal 2024 and 2023 was 24.3%

and 10.4%, respectively.
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
Our group

costs for

fiscal 2024

decreased modestly

compared with

the prior

period due

to lower

external audit,

legal fees and
lower provision

for executive bonuses,

which was partially

offset by

higher employee

(base salary) costs,

consulting fees and

travel
expenses.
Year

to date fiscal 2024 compared to year to date fiscal 2023
The following factors

had a significant

impact on our

results of operations

during the year

to date fiscal

2024 as compared

with
the same period in the prior year:
● Higher revenue:
Our revenues increased 14% in

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
● Higher net interest charge:

The net interest charge increased to

$12.8 million (ZAR 239.0 million) from

$12.1 million (ZAR
211.3 million) primarily due to higher interest

rates; and
●
Foreign

exchange

movements:

The

U.S.

dollar

was

8%

stronger

against

the

ZAR

during

the

year

to

date

fiscal

2024
compared to the prior period, which adversely impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:
Table 8 In United States Dollars
Nine months ended March 31,
2024 2023%
$ ’000 $ ’000 change
Revenue 418,176 394,822 6%
Cost of goods sold, IT processing, servicing and support 329,610 314,651 5%
Selling, general and administration 67,146 70,995 (5%)
Depreciation and amortization 17,460 17,892 (2%)
Transaction costs related to Adumo acquisition 665 - nm
Operating income (loss) 3,295 (8,716) nm
Reversal of allowance for EMI doubtful debt receivable 250 - nm
Net loss on disposal of equity-accounted investments - 193 nm
Interest income 1,562 1,269 23%
Interest expense 14,312 13,408 7%
Loss before income tax expense (benefit) (9,205) (21,048) (56%)
Income tax expense (benefit) 1,881 (465) nm
Net loss before loss from equity-accounted investments (11,086) (20,583) (46%)
Loss from equity-accounted investments 1,319 2,582 (49%)
Net loss attributable to us (12,405) (23,165) (46%)
Table 9 In South African Rand
Nine months ended March 31,
2024 2023%
ZAR ’000 ZAR ’000 change
Revenue 7,842,078 6,871,364 14%
Cost of goods sold, IT processing, servicing and support 6,181,076 5,476,091 13%
Selling, general and administration 1,259,415 1,235,576 2%
Depreciation and amortization 327,408 311,387 5%
Transaction costs related to Adumo acquisition 12,550 - nm
Operating income (loss) 61,629 (151,690) nm
Reversal of allowance for EMI doubtful debt receivable 4,741 - nm
Net loss on disposal of equity-accounted investments - 3,359 nm
Interest income 29,309 22,085 33%
Interest expense 268,262 233,349 15%
Loss before income tax expense (benefit) (172,583) (366,313) (53%)
Income tax expense (benefit) 35,245 (8,093) nm
Net loss before loss from equity-accounted investments (207,828) (358,220) (42%)
Loss from equity-accounted investments 25,041 44,936 (44%)
Net loss attributable to us (232,869) (403,156) (42%)
Revenue increased by $23.4 million (ZAR 1.0 billion), or 5.9% (in ZAR, 14.1%), primarily due to the increase in the number of
low-margin

prepaid

airtime

vouchers

sold

and

an

increase

in

volume

of

other

value-added

services

provided,

as

well

as

higher
transaction volumes processed, insurance premiums collected

and lending revenues following an increase in loan

originations, which
was partially offset

by a lower

number of

hardware sales in

our POS hardware

distribution business

given the

lumpy nature of

bulk
sales.
Cost of goods sold, IT processing, servicing and

support increased by $15.0 million (ZAR

0.7 billion), or 4.8% (in ZAR,

12.9%),
primarily due to

the increase in low

margin prepaid airtime

sales, which were

partially offset by

the lower cost of

goods sold related
to fewer hardware sales.
Selling, general and administration expenses decreased by $3.8 million, or 5.4%, and in ZAR increased by ZAR 23.8 million, or
1.9%.

In ZAR,

the modest

increase

was primarily

due

to higher

employee-related

expenses related

to

the expansion

of our

senior
management team and

the year-over-year impact of

inflationary increases on employee

-related expenses, which were

partially offset
by the benefits of various cost reduction initiatives in Consumer.

Depreciation and amortization expense decreased by $0.4 million, or 2.4%, and in ZAR increased by ZAR 16.0 million or 5.1%.
In the ZAR, the increase was due to an increase in depreciation expense related to additional POS devices deployed.
Transaction costs related to Adumo

acquisition includes fees

paid to external

service providers associated

with legal, commercial,
financial and tax due diligence activities performed and other legal and advisory services procured.
Our operating income (loss) margin for the year to date fiscal 2024 and 2023 was 0.8% and (2.2)%, respectively. We discuss the
components of operating loss margin under “—Results of operations by operating segment.”
We

did not record

any changes in the

fair value of

equity interests in MobiKwik

and Cell C during

the year to

date fiscal 2024
or 2023, respectively.
During the year to date fiscal 2024, we received an outstanding amount of $0.3 million related to the sale Carbon in fiscal 2023,
which resulted

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
Interest on

surplus cash

increased to

$1.6 million

(ZAR 29.3

million) from

$1.3 million

(ZAR 22.1

million), primarily

due to
higher interest rates.
Interest expense increased

to $14.3 million

(ZAR 268.3 million)

from $13.4 million

(ZAR 233.3 million),

primarily as a

result
of higher overall interest rates and higher overall borrowings during the year to date fiscal 2024 compared with

comparable period in
the prior

year to

date, which

was partially

offset by

lower interest

expense incurred

on certain

of our

borrowing for

which we

were
able to negotiate lower rates of interest during the latter half of fiscal 2023 and again towards the end of calendar 2023.
Fiscal 2024 tax expense was $1.9 million (ZAR 35.2 million) compared to a tax benefit of $(0.5) million (ZAR (8.1) million) in fiscal 2023. Our effective tax

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
2024 2023 $ %
$ ’000 $ ’000 change
Finbond (1,445) (2,631) (45%)
Share of net loss (278) (1,521) (82%)
Impairment (1,167) (1,110) 5%
Other 126 49 157%
(1,319) (2,582) (49%)

Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:
Table 11 In United States Dollars
Nine months ended March 31,
2024 % of 2023 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 370,244 89% 348,508 88% 6%
Consumer 50,191 12% 46,314 12% 8%
Subtotal: Operating segments 420,435 101% 394,822 100% 6%
Eliminations (2,259) (1%) - - nm
Total

consolidated revenue
418,176 100% 394,822 100% 6%
Group Adjusted EBITDA:
Merchant (1) 25,148 94% 25,303 149% (1%)
Consumer (1) 9,786 37% 833 5% 1,075%
Lease expenses (2) (2,224) (8%) (2,255) (13%) (1%)
Group costs (6,032) (23%) (6,849) (40%) (12%)
Group Adjusted EBITDA (non-GAAP) (3) 26,678 100% 17,032 100% 57%
(1) Segment Adjusted EBITDA for Merchant includes retrenchments costs of $0.2 million and Consumer includes retrenchment costs of $0.2 million for year to date fiscal 2024.
(2) Lease expenses which

were previously excluded

from the calculation of

Group Adjusted EBITDA

have now been included
in the calculation. This change is

in response to comments received from

the staff of the SEC in

March 2024 regarding our non-GAAP
financial reporting. Comparative information has been adjusted to conform with the updated presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 12 In South African Rand
Nine months ended March 31,
2024 % of 2023 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 6,942,910 89% 6,065,329 88% 14%
Consumer 941,566 12% 806,035 12% 17%
Subtotal: Operating segments 7,884,476 101% 6,871,364 100% 15%
Eliminations (42,398) (1%) - - nm
Total

consolidated revenue
7,842,078 100% 6,871,364 100% 14%
Group Adjusted EBITDA:
Merchant (1) 471,640 94% 440,366 149% 7%
Consumer (1) 183,857 37% 14,497 5% 1,168%
Lease expenses (2) (41,739) (8%) (39,245) (13%) 6%
Group costs (113,172) (23%) (119,198) (40%) (5%)
Group Adjusted EBITDA (non-GAAP) (3) 500,586 100% 296,420 100% 69%
(1)

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchments

costs

of

ZAR

4.7

million

and

Consumer

includes
retrenchment costs of ZAR 2.9 million for year to date fiscal 2024.
(2) Lease expenses which

were previously excluded

from the calculation of

Group Adjusted EBITDA

have now been included
in the calculation. This change is

in response to comments received from

the staff of the SEC in

March 2024 regarding our non-GAAP
financial reporting. Comparative information has been adjusted to conform with the updated presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Merchant
Segment revenue increased due to the increase in prepaid

airtime vouchers sold and other value-added services provided, which was partially offset

by a lower

number of

hardware sales in

our POS hardware

distribution business

given the

lumpy nature of

bulk
sales as

well as

lower revenue

generated

from a

decrease

in certain

valued-added

services transaction

volumes processed

(such

as
international money transfers). In ZAR, the increase in Segment Adjusted EBITDA is primarily due to the higher sales activity, which
was partially offset by lower hardware sales
Our Segment Adjusted EBITDA margin for the year

to date fiscal 2024 and 2023 was 6.8% and 7.3%, respectively.
Consumer
Segment revenue increased

primarily due to

more transaction fees

generated from the

higher EPE account

holders base, higher
insurance revenues, and an increase

in lending revenue as

a result of an

increase in loan originations.

This increase in revenue,

together
with the cost reduction

initiatives initiated in fiscal

2022 and through

fiscal 2023, have

translated into a turnaround

in the Consumer
Division and the

realization of sustained

positive Segment Adjusted

EBITDA in year

to date fiscal 2024

compared with year

to date
fiscal 2023.

Consumer Segment Adjusted EBITDA during the year to date fiscal 2024 was also impacted by higher credit losses (as a result of an

increase in originations)

and higher insurance-related

claims (as

a result

of a

higher number of

insurance policies) compared
with the year to date fiscal 2023.
Our Segment Adjusted EBITDA margin for the year

to date fiscal 2024 and 2023 was 19.5% and 1.8%, respectively.
Group costs
Our group costs for

fiscal 2024 decreased compared

with the prior period

due to lower external

audit, legal and consulting

fees
and lower provision for executive bonuses, which was partially offset by higher employee costs and travel expenses.
Use of Non-GAAP Measures
U.S. securities laws

require that when

we publish any

non-GAAP measures, we

disclose the reason

for using these

non-GAAP
measures and provide reconciliations to the most directly comparable GAAP measures. The presentation of Group Adjusted EBITDA is

a

non-GAAP

measure.

We

provide

this

non-GAAP

measure

to

enhance

our

evaluation

and

understanding

of

our

financial
performance

and

trends.

We

believe

that

this

measure

is

helpful

to

users

of

our

financial

information

understand

key

operating
performance and

trends in our

business because

it excludes certain

non-cash expenses

(including depreciation

and amortization

and
stock-based compensation charges) and income

and expenses that we consider once-off in nature.
Non-GAAP Measures
Group

Adjusted

EBITDA

is

earnings

before

interest,

tax,

depreciation

and

amortization

(“EBITDA”),

adjusted

for

non-
operational transactions (including loss on disposal

of equity-accounted investments, gain related to

fair value adjustments to currency
options), (earnings)

loss from

equity-accounted investments,

stock-based compensation

charges and

once-off

items. Once-off

items
represents non-recurring income and

expense items, including

costs related to

acquisitions and transactions consummated

or ultimately
not pursued.
Lease expenses

which were

previously excluded

from the

calculation of

Group Adjusted

EBITDA have

now been

included in
the calculation. This

change is in response

to comments received from

the staff of the

SEC in March 2024

regarding our non-GAAP
financial reporting. Comparative information has been adjusted to conform with the updated presentation.

The table below presents the reconciliation between GAAP net loss attributable to Lesaka to Group Adjusted EBITDA:
Table 13 Three months ended
March 31,
Nine months ended
March 31,
2024 2023 2024 2023
$ ’000 $ ’000 $ ’000 $ ’000
Loss attributable to Lesaka - GAAP (4,047) (5,820) (12,405) (23,165)
(Earnings) loss from equity accounted investments (43) (17) 1,319 2,582
Net loss before (earnings) loss from equity-accounted investments (4,090) (5,837) (11,086) (20,583)
Income tax (benefit) expense 931 (860) 1,881 (465)
Loss before income tax expense (3,159) (6,697) (9,205) (21,048)
Interest expense 4,581 4,984 14,312 13,408
Interest income (628) (469) (1,562) (1,269)
Reversal of allowance for doubtful EMI loan receivable - - (250) -
Net gain on disposal of equity-accounted investment - 329 - 193
Operating income (loss) 794 (1,853) 3,295 (8,716)
PPA amortization

(amortization of acquired intangible assets)

3,562 3,789 10,762 11,559
Depreciation and amortization 2,229 2,186 6,698 6,333
Stock-based compensation charges 2,090 1,644 5,653 5,955
Once-off items
(1)
907 1,141 169 1,858
Unrealized loss FV for currency adjustments 121 43 101 43
Group Adjusted EBITDA - Non-GAAP 9,703 6,950 26,678 17,032
(1) The table below presents the components of once-off

items for the periods presented:
Table 14 Three months ended
March 31,
Nine months ended
March 31,
2024 2023 2024 2023
$ ’000 $ ’000 $ ’000 $ ’000
Transaction costs 276 470 456 792
Transaction costs related to Adumo acquisition 631 - 665 -
(Income recognized) Expenses incurred related to closure of legacy businesses - - (952) 395
Indirect taxes provision - 438 - 438
Separation of employee expense - 183 - 183
Employee misappropriation of company funds - 50 - 50
Total once-off

items
907 1,141 169 1,858
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

senior managers, during the

period and we

consider these specific terminations

to be of

a non-recurring nature.
Employee misappropriation of company funds represents a once-off loss incurred.

Liquidity and Capital Resources
As of March 31, 2024, our cash and cash equivalents were

$55.2 million and comprised of U.S. dollar-denominated

balances of
$3.4 million, ZAR-denominated balances

of ZAR 942.2

million ($49.9 million), and

other currency deposits, primarily

Botswana pula,
of $2.0 million,

all amounts translated

at exchange rates

applicable as of

March 31, 2024.

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

March 31, 2024:
Table 15
RMB Facility E RMB Indirect RMB Connect Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities
available, comprising:
Overdraft - - - - 10,860 205,000 - -
Overdraft restricted as to
use (1) 47,680 900,000 - - - - - -
Total overdraft 47,680 900,000 - - 10,860 205,000 - -
Indirect and derivative
facilities (2) - - 7,152 135,000 - - 8,294 156,556
Total

short-term
facilities available 47,680 900,000 7,152 135,000 10,860 205,000 8,294 156,556
Utilized short-term
facilities:
Overdraft - - - - 9,006 170,000 - -
Overdraft restricted as to
use (1) 4,272 80,634 - - - - - -
Indirect and derivative
facilities (2) - - 1,754 33,107 - - 112 2,110
Total

short-term
facilities available 4,272 80,634 1,754 33,107 9,006 170,000 112 2,110
Interest

rate,

based

on
South African prime rate 11.75% 11.65%
(1) Overdraft may only be used to fund ATMs

and upon utilization is considered restricted cash.
(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support
guarantees issued by RMB and Nedbank to various third parties on our behalf.

Long-term borrowings
We have aggregate long-term borrowing outstanding of ZAR 2.6 billion ($135.7 million translated at exchange rates as of March
31, 2024)

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
facility during the nine

months ended March

31, 2024, and

settled all drawn

in full as

of March 31,

2024, with the

full balance available
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
2024,

of ZAR

1.2 billion,

We

also have

a revolving

credit facility,

of ZAR

300.0 million

which is

utilized to

fund a

portion of

our
merchant finance loans receivable book.
Restricted cash
We

have credit

facilities with RMB

in order

to access cash

to fund

our ATMs

in South Africa.

Our cash, cash

equivalents and
restricted cash

presented in

our consolidated

statement of

cash flows

as of

March 31,

2024, includes

restricted cash

of $4.4

million
related to cash withdrawn from our debt facility to

fund ATMs. This cash may only be used to fund ATMs and is considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.
We have

also entered into cession and pledge

agreements with Nedbank related to

our Nedbank indirect credit facilities

and we
have ceded and pledged

certain bank accounts to

Nedbank. The funds included

in these bank accounts

are restricted as they

may not
be withdrawn without the express

permission of Nedbank. Our cash,

cash equivalents and restricted

cash presented in our consolidated
statement of cash flows as of March 31, 2024, includes restricted cash of $0.1 million that has been ceded and pledged.
Cash flows from operating activities
Third quarter
Net cash provided by

operating activities during the

third quarter of fiscal

2024 was $19.2 million

(ZAR 362.1 million) compared
to net cash used in operating

activities of $5.1 million (ZAR 91.6

million) during the third quarter of

fiscal 2023. Excluding the impact
of

income

taxes,

our

cash

provided

by

operating

activities

during

the

third

quarter

of

fiscal

2024

was

positively

impacted

by

the
contribution

from

Merchant

and

Consumer,

which

was

partially

offset

by

growth

in

our

consumer

and

merchant

finance

loans
receivable

books

and

temporary

working

capital

movements

within

our

merchant

business

as

a

result

of

quarter-end

transaction
processing activities

closing on

a Sunday,

and further

impacted by a

public holiday

on April 1,

2024, and

which were

settled in the
following week.
We didn’t pay any significant taxes during the

third quarter of fiscal

2024. During the third quarter

of fiscal 2023, we

paid second
provisional South African

tax payments of $0.3

million (ZAR 5.1

million) related to certain

Connect entities’ 2023

tax year that had
not yet been aligned with ours.
Taxes paid during

the third quarter of fiscal 2024 and 2023 were as follows:
Table 16 Three months ended March 31,
2024 2023 2024 2023
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments
1 - 18 -
Second provisional payments
36 280 691 5,090
Tax refund received (7) - (128) -
Total South African

taxes paid
30 280 581 5,090
Foreign taxes paid 58 156 1,072 2,759
Total

tax paid
88 436 1,653 7,849

Year

to date
Net cash provided by operating activities during the year to date of fiscal 2024 was $23.1 million (ZAR 434.0 million)

compared
to net cash used

in operating activities of

$9.3 million (ZAR 162.7 million)

during the year to

date of fiscal 2023.

Excluding the impact
of

income

taxes,

our

cash

provided

by

operating

activities

during

the

third

quarter

of

fiscal

2024

was

positively

impacted

by

the
contribution

from

Merchant

and

Consumer,

which

was

partially

offset

by

growth

in

our

consumer

and

merchant

finance

loans
receivable

books

and

temporary

working

capital

movements

within

our

merchant

business

as

a

result

of

quarter-end

transaction
processing activities

closing on

a Sunday,

and further

impacted by a

public holiday

on April 1,

2024, and

which were

settled in the
following week.
During the year to date of

fiscal 2024, we paid first provisional

South African tax payments of

$2.7 million (ZAR 49.5 million)
related to our 2024 tax year and South African tax

payments related to prior years of $0.6

million (ZAR 12.2 million). During the year
to date of fiscal 2023, we paid first provisional South African tax payments of $3.0 million (ZAR 50.8 million) related to our 2023 tax year,

and additional

second provisional

South African

tax payments

of $0.5

million (ZAR

8.5 million)

related to

our 2022

tax year
and as discussed above.
Taxes paid during

the year to date of fiscal 2024 and 2023 were as follows:
Table 17 Nine months ended March 31,
2024 2023 2024 2023
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments
2,663 2,955 49,534 50,798
Second provisional payments
36 471 691 8,461
Taxation paid related

to prior years
641 10 12,187 180
Tax refund received (38) (198) (768) (3,540)
Total South African

taxes paid
3,302 3,238 61,644 55,899
Foreign taxes paid 196 257 3,677 4,534
Total

tax paid
3,498 3,495 65,321 60,433
Cash flows from investing activities
Third quarter
Cash used

in investing

activities for

the third

quarter

of fiscal

2024

included

capital expenditures

of $2.9

million (ZAR

55.6
million), primarily due to the acquisition of vaults and POS devices.
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

2024

included capital

expenditures of

$8.0 million

(ZAR 149.1
million), primarily due

to the acquisition

of vaults and

POS devices. During

the year to date

of fiscal 2024,

we received proceeds

of
$3.5 million

related to the

sale of remaining

interest in Finbond

and $0.25 million

related to the

second (and final)

tranche from the
disposal of our entire equity interest in Carbon.
Cash used

in investing

activities for

the year

to date

of fiscal

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

quarter of fiscal 2024

,

we utilized $24.9 million

from our South

African overdraft facilities

to fund our

ATMs
and our cash management business through Connect, and repaid

$43.4 million of those facilities. We utilized $3.4 million of our long-
term borrowings to fund

the acquisition of certain

capital expenditures and for

working capital requirements.

We repaid

$7.2 million
of

long-term

borrowings

in

accordance

with

our

repayment

schedule

as

well

as

to

settle

a

portion

of

our

revolving

credit

facility
utilized.
During the third quarter of fiscal 2023,

we utilized $128.2 million from our South African overdraft facilities to fund our ATMs
and our

cash management business

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
Year

to date
During the year to date

of fiscal 2024, we utilized

$153.5 million from our

South African overdraft facilities to

fund our ATMs
and our

cash management

business through

Connect, and

repaid $172.2

million of

those facilities. We

utilized $14.4

million of

our
long-term borrowings

to fund

the acquisition

of certain

capital expenditures

and for

working capital

requirements. We

repaid $13.1
million of long-term borrowings

in accordance with

our repayment schedule as

well as to

settle a portion

of our revolving

credit facility
utilized. We

also paid $0.2

million to repurchase

shares from employees

in order for

the employees to

settle taxes due

related to the
vesting of shares of restricted stock.
During the year to date

of fiscal 2023, we utilized

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
Our capital expenditures for the third quarter of fiscal 2024 and 2023 are discussed under “—Liquidity and Capital Resources—Cash
flows from investing activities.” All

of our capital expenditures for

the past three fiscal

years were funded through internally

generated
funds, or,

following the

Connect acquisition,

our asset-backed

borrowing arrangement.

We

had outstanding

capital commitments

as
of March 31, 2023, of $0.2 million. We

expect to fund these expenditures through internally generated funds and available facilities.

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

2024, as a

result of changes

in the South

African prime and

3-month JIBAR
interest rates, using

our outstanding short

and long-term borrowings

as of March

31, 2024. The

effect of a

hypothetical 1% (i.e.

100
basis points)

increase

and

a

1% decrease

in

the

interest

rates

applicable

to

the

borrowings

as of

March

31,

2024,

are shown.

The
selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 18 As of March 31, 2024
Annual expected
interest charge
($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates
($ ’000)
Interest on South African borrowings 18,644 1% 20,139
(1%) 17,150

Item 4. Controls and Procedures
Under

the

supervision

and

with

the

participation

of

our

management,

including

our

executive

chairman

and

our

group

chief
financial officer, we conducted

an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
promulgated under the Securities Exchange Act of

1934, as amended, as of March

31, 2024. Management recognizes that any controls
and procedures,

no matter how

well designed

and operated, can

provide only reasonable

assurance of achieving

their objectives and
management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation,

the executive

chairman

and the

group chief

financial officer

concluded that

our disclosure

controls and

procedures
were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to

materially affect, our internal control over financial reporting.

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

2023.
Failure

to

complete,

or

delays

in

completing,

the

Adumo

acquisition,

could

materially

and

adversely

affect

our

results of
operations and stock price.
The completion

of the

Adumo acquisition

is subject to

a number of

conditions precedent,

including receipt

of shareholder

and
regulatory approvals and certain third-party consents. Some of these conditions are outside our control.
We

will

need

to

obtain

approval

from

our

shareholders

to

issues

shares

of

our

common

stock

to

the

Adumo

sellers

as

part
consideration of the purchase price. Under the terms of the of the transaction agreement we need to obtained this approval by no later
than October

31, 2024.

We

will need

to prepare

and provide

certain materials

to our

shareholders in

order for

them to

approve the
issuance of

the shares to

the Adumo sellers.

We

will need to

engage external

service providers

to assist us

with the

preparation and
distribution of these materials.

The transaction may fail if

we are unable to prepare

these materials in a timely manner

and obtain the
necessary shareholder approvals.
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

In addition,

the completion

of the

acquisition is

conditional

on, among

other things,

no action

or circumstance

occurring that
would result in a material adverse effect on the Adumo’s

business operations or financial results.
We cannot

provide any assurance regarding if or

when all conditions precedent to the acquisition

will be satisfied or waived. If,
for any reason, the acquisition is

not completed, or its completion is materially

delayed and/or the transaction agreement is terminated,
the market price of our common stock may be materially and adversely affected.
In addition, if the acquisition is not completed for any reason, there are risks that (i) the announcement of the acquisition and (ii)
the dedication

of management’s

attention and other

of our resources

to the completion

thereof, could

have a negative

impact on our
relationships with our stakeholders

and could have a material

adverse effect on

our current and future operations,

financial condition
and prospects.
We may not realize some

or all of the anticipated benefits from the Adumo acquisition.
Even if we complete the

Adumo acquisition, we may experience

unforeseen events, changes or

circumstances that may adversely
affect us. For example, we may incur unexpected costs, charges or expenses resulting from the transaction, including charges to future
earnings if Adumo’s business

does not perform as expected. Our expectations regarding

Adumo’s business and prospects may not

be
realized,

including

as a

result

of

changes

in

the

financial

condition

of the

markets

that

Adumo

serves.

In

addition,

there

are

risks
associated with

Adumo’s

product and

service offerings

or results

of operations,

including the

risk of

failing to

comply with

certain
regulatory rules required to operate its business.
Further, there are

numerous challenges, risks

and costs

involved with integrating

the operations

of Adumo with

ours. For

example,
integrating Adumo into

our company will require

significant attention from our

senior management which

may divert their attention
from

our

day-to-day

business.

The

difficulties

of

integration

may

also

be

increased

by

cultural

differences

between

our

two
organizations and the necessity of retaining and integrating personnel,

including Adumo’s key employees.

Our Sarbanes-Oxley

Act of

2002 (“Sarbanes”)

management certification

and auditor

attestation regarding

the effectiveness

of
our internal

control over

financial reporting

as of

June 30,

2024, will

likely exclude

the operations

of Adumo,

as we

only expect

to
close the transaction in fiscal 2025.

The requirement to evaluate and report on our internal controls also applies to companies that we
acquire. As a group of South

African private companies, Adumo is not required to

comply with Sarbanes prior to the

time we acquired
it.

The

integration

of

Adumo

into

our

internal

control

over

financial

reporting would

be

expected

to

require

significant

time

and
resources

from

our

management

and

other

personnel

and

is

expected

to

increase

our

compliance

costs.

If

we

fail

to

successfully
integrate the operations of Adumo into our internal control over financial reporting for fiscal 2025, our internal control over financial reporting may not be effective.
If some or all

of the aforementioned or

other risks materialize, our

ability to realize the

anticipated benefits of

Adumo could be
materially impaired, and as a result, our financial condition, results of operations,

cash flows and stock price could suffer.

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
Jan-24
- - 100,000,000
Feb-24 (1)
2,511 3.68 - 100,000,000
Mar-24 (1)
- - 100,000,000
Total

2,511 -
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

March 31, 2024,

no officers

or directors, as

defined in
Rule 16a-1(f),
adopted
, modified, or
terminated

a “Rule 10b5-1 trading arrangement” or a “
non-Rule
10b5-1

trading arrangement,” as
defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit
No. Description of Exhibit
Included
Herewith Form Exhibit Filing Date
10.46
Letter of Amendment, dated January 22, 2024, among
Lesaka Proprietary Limited and FirstRand Bank Limited
(acting through its Rand Merchant Bank division), as
lender, related to the amendment to the Senior Facility E
Agreement
8-K 10.1 January 23, 2024
10.47
Consulting Agreement, dated as of March 1, 2024, between
Lesaka Technologies, Inc. and Chris Meyer
X
31.1
Certification of Principal Executive Officer pursuant to
Rule 13a-14(a) under the Exchange Act
X
31.2
Certification of Principal Financial Officer pursuant to Rule
13a-14(a) under the Exchange Act
X
32
Certification pursuant to 18 USC Section 1350
X
101.INS XBRL Instance Document X
101.SCH
XBRL Taxonomy

Extension Schema
X
101.CAL
XBRL Taxonomy

Extension Calculation Linkbase
X
101.DEF
XBRL Taxonomy

Extension Definition Linkbase
X
101.LAB
XBRL Taxonomy

Extension Label Linkbase
X
101.PRE
XBRL Taxonomy

Extension Presentation Linkbase
X
104
Cover

page

formatted

as

Inline

XBRL

and

contained

in
Exhibit 101

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

registrant has

caused this

report to

be signed

on its
behalf by the undersigned, thereunto duly authorized, on May 8, 2024.
LESAKA TECHNOLOGIES, INC.

By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman
By: /s/ Naeem E. Kola
Naeem E. Kola

Group Chief Financial Officer,

Treasurer and Secretary