Form 10-K
period 2024-06-30
LESAKA TECHNOLOGIES INC
filed 2024-09-11
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended
June 30, 2024
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

2023

(the

last

business day

of

the registrant’s

most

recently completed

second fiscal

quarter),
based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was $
125,426,157
. This calculation

does not reflect

a determination that

persons are affiliates

for any other
purposes.
As of September 11, 2024,
63,243,350

shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain

portions

of

the

definitive

Proxy

Statement

for

our

2024

Annual

Meeting

of

Shareholders

are
incorporated by reference into Part III of this Form 10-K.

LESAKA TECHNOLOGIES, INC
INDEX TO ANNUAL REPORT ON FORM 10-K
Year

Ended June 30, 2024
Page
PART

I
Item 1.
Business
2
Item 1A.
Risk Factors
10
Item 1B.
Unresolved Staff Comments
24
Item 1C
Cybersecurity
24
Item 2.
Properties
25
Item 3.
Legal Proceedings
25
Item 4.
Mine Safety Disclosures
25
PART

II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
26
Item 6.
[
Reserved]
27
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
28
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

55
Item 8.
Financial Statements and Supplementary Data
57
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures
58
Item 9A.
Controls and Procedures
58
Item 9B.
Other Information
61
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
61
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
62
Item 11.
Executive Compensation
62
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
62
Item 13.
Certain Relationships and Related Transactions, and Director Independence
62
Item 14.
Principal Accountant Fees and Services
62
PART

IV
Item 15.
Exhibits and Financial Statement Schedules
63
Item 16.
Form 10-K Summary
66
Signatures
67
Financial Statements
F-1

PART

I
FORWARD

LOOKING STATEMENTS
In addition to historical information,

this Annual Report on Form 10-K

(“Annual Report”) contains forward-looking

statements
that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied
in the

forward-looking

statements. Factors

that might

cause or

contribute

to such

differences

include,

but are

not limited

to, those
discussed in

Item 1A—“Risk

Factors.” In

some cases,

you can

identify forward-looking

statements by

terminology such

as “may,”
“will,”

“should,”

“could,”

“would,”

“expects,”

“plans,”

“intends,”

“anticipates,”

“believes,”

“estimates,”

“predicts,”

“potential”

or
“continue” or

the negative of

such terms and

other comparable terminology.

You

should not place

undue reliance on

these forward-
looking statements, which reflect

our opinions only

as of the

date of this

Annual Report. We undertake no

obligation to release

publicly
any

revisions

to the

forward-looking

statements after

the date

of this

Annual

Report.

You

should

carefully

review the

risk factors
described

in other

documents we

file from

time to

time with

the Securities

and

Exchange Commission

(the “SEC”),

including

the
Quarterly Reports on Form 10-Q to be filed by us during our 2025 fiscal year, which runs from July 1, 2024 to June 30,

2025.
All

references

to

“the

Company,”

“we,”

“us,”

or

“our”

are

references

to

Lesaka

Technologies,

Inc.

and

its

consolidated
subsidiaries, collectively, and all references to “Lesaka” are to Lesaka Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.
ITEM 1.

BUSINESS

Overview

Lesaka is

a South

African Fintech

company that

utilizes its

proprietary banking

and payment

technologies to

deliver financial
services solutions and software to consumers and merchants in Southern Africa.

Our vision is to build and operate the leading full-service fintech platform in Southern Africa.
Our

core

purpose

is

to

provide

financial

services

to

Southern

Africa’s

underserviced

consumers

and

merchants,

improving
people’s lives and increasing financial inclusion in the markets in which we operate. We achieve this through our ability to efficiently
digitalize the last mile

of financial inclusion,

providing a full-service

fintech platform

offering both cash

and digital, and

facilitating
the secular shift from cash to digital that is currently taking place.
We

offer a wide

range of solutions

including transactional

accounts (banking), lending,

insurance, cash management

solutions,
card acceptance, supplier payments, software services

and bill payments. By providing

a full-service fintech platform in

our connected
ecosystem, we facilitate the digitization of commerce in our markets.

In May 2024

we announced the

acquisition of Adumo

RF (Pty)

Ltd (“Adumo”), an

acquisition subject to

satisfaction of customary
closing

conditions,

expected

to

close

in

October

2024.

The

acquisition

continues

Lesaka’s

consolidation

in

the

Southern

African
fintech sector and enhances Lesaka's strengths in both the consumer and merchant markets.
Reportable Segments

We

operate through

two divisions: Our

B2C Consumer Division

(“Consumer”) and

our B2B Merchant

Division (“Merchant”).
Within these two divisions, Lesaka has four

broad customer types: consumers, micro-merchants, merchants, and enterprise clients.
While there are mutually

reinforcing dynamics and overlap

between our verticals,

within each vertical, we

offer distinct brands
with unique value propositions. Our platform addresses a wide range of customers that are not generally serviced by our competitors, an advantage that we use

to benefit from economies

of scale. We

believe that we deliver

high quality products that

provide excellent
value to our customers.
While we

operate in

competed markets,

we believe

that we

are unique

in offering

a comprehensive

product portfolio,

serving
both formal and informal consumers and merchants with omnichannel financial services through physical and digital touchpoints.

The Lesaka platform serves consumers and merchants across the spectrum

We operate separate brands in these sectors of the economy.

Lesaka

2 300+ employees[1]

1.5 million Customers[1] | **96 500+** Merchants[1] | **ZAR 247+** billion in Throughput annually[1]

CONSUMER[1]

- ✓ Accounts
- ✓ Lending
- ✓ Insurance

EasyPay Everywhere

1.5 million customers

MICRO MERCHANT[1]

- ✓ Card acceptance
- ✓ Cash management solutions
- ✓ Lending
- ✓ Software services
- ✓ Value-added services & supplier payments

Kazang | Touchsides

ZAR 68 bn+ throughput
90 200+ merchants

MERCHANT[1]

- ✓ Card acceptance
- ✓ Cash management solutions
- ✓ Lending

connect

ZAR 109bn+ throughput
6 380+ merchants

ENTERPRISE[1]

- ✓ 3rd party vending
- ✓ Bill payments
- ✓ Hardware security modules
- ✓ Payment switching

easypay | PRISM

ZAR 70bn+ throughput
750+ clients[2]

1. Lesaka as at June 30 2024 which excludes the impact of the Adumo acquisition
Numbers presented on this slide includes operations in South Africa and in the rest of Africa.
2. Large-scale corporate and government organizations, including but not limited to banks, mobile network operators ("MNOs") and municipalities.

Consumer (B2C)

Customers
Through Consumer we focus

on individuals who

have historically been excluded

from traditional financial services.

Our products
are designed for consumers at the lower socioeconomic

end of the market within Living Standards Measures

(“LSMs”) 1 to 6, which
comprises approximately

26 million

people as

of 2023

(according to

a report

by Genesis

Analytics). As

of the

date of

this Annual
Report, we have approximately 1.5 million active consumer customers.
Products

We offer

consumers transactional accounts (banking),

insurance, lending (short-term loans),

payments solutions (digital wallet)
and various

value-added services

to underserved

consumers in

South Africa.

Our value proposition

and products

are designed

to be
simple, relevant and cost effective for our target

market.

Merchant (B2B)

Customers
Through Merchant, we focus on micro-merchants, merchants and enterprises operating in the informal and formal sectors of the
Southern African economy.

Micro-merchants, or informal sector merchants,

are often sole

proprietors, usually with lower

revenues, that operate in

rural areas
or in informal urban areas and do not always have access to a full-suite of traditional banking products.
Merchants, or

formal sector

merchants, are

generally in

urban areas,

have higher

revenues and

have access

to multiple

service
providers.
Enterprises are large-scale corporate and government

organizations, including but not limited

to banks, mobile network

operators
(“MNOs”) and municipalities.
Including

micro-merchants

and

merchants,

there

are

more

than

2.7

million

merchants

in

South

Africa,

of

which

more

than
890,000

merchants

are immediately

serviceable

merchants

for

Lesaka.

Merchant

currently

has over

96,600

customers

in

Southern
Africa, of

which more than

87,000 are in

South Africa (this

excludes the

impact of the

Adumo acquisition,

not effective

at June 30,
2024 and expected to close in October 2024).
Products
To

micro-merchant

and

merchant

customers

(B2B),

we

offer

cash

management

and

digitalization

solutions

through

our
proprietary vault

technology,

card acceptance,

supplier payments,

software services,

lending, prepaid

accounts and

bill payments

to
empower merchants to grow their businesses and transact more efficiently.

To

larger enterprise

customers (B2B), we offer

bill and supplier

payments and VAS

products through

our proprietary financial
switch, as well as point of sale device and maintenance, bank and SIM card production and other specialized technology products.
Market Opportunity
Our primary

market is

currently South

Africa with

its approximately

62 million

population and

$381 billion

economy (GDP,
according to IMF World

Economic Outlook Database as

of October 2023). With

the acquisition of Adumo

(an acquisition subject to
regulatory approvals

and satisfaction of

customary closing conditions,

expected to close

in October 2024)

we augment our

presence
in South Africa,

Namibia, Botswana and

Zambia and expand

into Kenya. Together this represents

a 140 million

population addressable
market, larger than that of Mexico or Japan (GDP according to IMF

World Economic

Outlook Database as of October 2023).

Over

the

past

decade,

both

financial

inclusion

and

smartphone

penetration

throughout

the

region

have

grown

significantly.
According to a report

by Genesis Analytics, between 2015

and 2023, the proportion

of low-income workers in South

Africa that had
used a debit

card to transact

rose from 17%

to 50%. According

to the same

report, between 2015

and 2021, the

proportion of

South
Africans accessing online

banking services increased

from 31%

to 55%, and

between 2018 and

2024, smartphone penetration

increased
from 55% to 76%.
These favorable tailwinds

have helped position

Africa as the fastest-growing

Fintech market globally,

according to a

report by
Boston Consulting Group that projects growth in the African Fintech revenue pool to grow by 13 times between 2021 and 2030.
Given

the

significant

challenges

in

delivering

financial

services

in

Southern

Africa;

however,

many

service

providers

in

our
markets continue to rely on expensive and unreliable legacy systems and focus on narrow customer segments with mono-line (single-
line) products.
We

believe that this

presents a significant

opportunity for Lesaka

to build and

operate the leading

full-service Fintech platform
in Southern Africa, empowering underserviced consumers and merchants by delivering innovative financial services focused on their
specific needs.

Competition
With our comprehensive offerings to

both consumers and merchants, we compete with a wide range of service providers. While there are

competitors for

specific products

and services,

few offer

end-to-end solutions,

particularly in

the lower-income

consumer
market and the informal merchant market, where we have a significant footprint and strong penetration.
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

Systems.

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

• Ownership; and
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
• unemployed and employed learnerships;
• internships;
• leadership development programs;
• training programs;
• financial assistance to pursue further studies and obtain formal qualifications;
•
other in-house and cross-functional training to aid with career advancement;

and
• succession planning – training interventions to address scarce and critical skills.
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

As of June 30, 2024, the composition of our workforce was:
• 55% female and 45% male;
•
40% between 18 and 34 years old, 55% between 35 and 54 years old, and 5% over

55 years old; and
•
69% Black, 11% two or more races, 8% Indian and 12%

White.
We have no

female named executive officer.
We

continue

to strive

to build

a more

inclusive workforce

and to

enhance our

pay structures

by taking

measures to

eliminate
potential remuneration discrimination

and to help close gender pay gaps

to progress towards gender equality

at work. We

have taken
positive strides towards a rewards philosophy that rewards high performance, is externally benchmarked and focuses on equal pay for work of equal value.
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
• Financial aid to fund tertiary education for children of employees;
• Employee assistance programs; and
•
Product discounts.

Annual

increases

and

incentive

compensation

are

based

on

merit,

which

is

communicated

to

employees

at

onboarding

and
documented as part of our annual remuneration review process.
Our number

of employees

allocated

on a

segmental

and

group

basis as

of the

years ended

June 30,

2024,

2023 and

2022,

is
presented in the table below:
Number of employees
2024 2023 2022
Consumer (1) 1,333 1,306 1,826
Merchant (1) 1,189 990 824
Total segments 2,522 2,296 2,650
Group (1) 9 7 7
Total 2,531 2,303 2,657
(1) Consumer includes one executive officer for each of fiscal 2024, 2023 and 2022. Merchant includes one executive officer for
each of fiscal 2024, 2023 and 2022. Group includes two executive officers for fiscal 2024 and 2023 and three for fiscal 2022.
On a functional basis, four of our employees are our named

executive officers, 1,350 were employed in sales and marketing, 500 were employed in finance and administration, 266 were employed in information technology and 411 were employed in operations.
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
Name Age Title
Ali Mazanderani 42 Executive Chairman and Director
Naeem E. Kola 51 Group Chief Financial Officer and Director
Lincoln C. Mali 56 Chief Executive Officer: Southern Africa and Director
Steven J. Heilbron 59 Executive and Director
Ali Mazanderani

has been our Executive

Chairman since February

1, 2024. He is

a fintech investor and

entrepreneur. He

is the
co-founder

and

chairman

of Teya,

a pan-European

fintech. He

is also

a non-executive

director

on the

board of

several companies
including Thunes (Singapore based

private fintech), Kushki (Latin

American payments company) and

is the president

of The European
Digital Payments Industry Alliance

(EDPIA). He was previously

on the board of

several other leading payments

companies globally
including

StoneCo

(Nasdaq:

STNE)

in

Brazil

and

Network

International

Holdings

Plc

(LSE:NETW)

in

the

Middle

East.

He

was
formerly a Partner at Actis, a London-based emerging market private equity firm, where he led multiple landmark fintech investments
globally. Prior to his career at Actis, Mr.

Mazanderani advised private equity and corporate clients for OC&C Strategy Consultants in
London

and

served

as

lead

strategy

consultant

for

First

National

Bank

based

in

Johannesburg.

He

holds

postgraduate

degrees

in
Economics from

the University of

Pretoria, Oxford University

and the London

School of Economics,

an MBA from

INSEAD and a
Masters in Business Law from the University of St Gallen.
Naeem E. Kol a has been our Group Chief Financial Officer since March 1, 2022. Mr. Kola has progressively held senior finance roles in

Dubai, most

notably as

Chief Financial

Officer of

the Emerging

Markets Payments

Group (“EMP”),

a high-growth

fintech
business that grew

materially and successfully

concluded and integrated

five acquisitions during

Mr. Kola’s

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
having

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

Executive Officer of the Connect Group since

2013 and joined us

following the acquisition
of Connect

in the

same capacity.

Mr.

Heilbron has

two decades

of financial

services experience,

having spent

19 years

working for
Investec in South Africa

and the UK,

where he served as

Global Head of Private

Banking and Joint Chief

Executive Officer of Investec
Bank plc. He led a private consortium that acquired Cash Connect Management Solutions (Pty) Ltd (“CCMS”) in 2013. Mr. Heilbron
has presided over significant

organic growth in the

rebranded Connect Group, as

well as spearheading the

successful acquisition and
integration of Kazang and EFTpos acquired from the Paycorp Group in February 2020. He is a member of the South African Institute of Chartered Accountants.
Financial Information about Geographical Areas and Operating

Segments
Refer

to

Note

21

to

our

audited

consolidated

financial

statements

included

in

this

Annual

Report

contains

detailed

financial
information about our operating segments for fiscal 2024, 2023 and 2022. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:
Revenue (1) Long lived assets
2024 2023 2022 2024 2023 2022
$'000 $'000 $'000 $'000 $'000 $'000
South Africa 537,594 505,558 215,046 286,700 300,104 359,725
India (MobiKwik) - - - 76,297 76,297 76,297
Rest of the world 26,628 22,413 7,563 2,548 2,197 2,811
Total 564,222 527,971 222,609 365,545 378,598 438,833
(1)

Refer to

Note 16

to our

audited consolidated

financial statements

included

in this

Annual Report

which contains

detailed
financial information about our revenue for fiscal 2024, 2023 and 2022.

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
Available information
We maintain a website at www.

lesakatech.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form
8-K, and amendments to those reports, as well as our proxy statements, are available free of charge through the “SEC filings” portion of our website,

as soon as

reasonably practicable after

they are filed

with the SEC.

The information contained

on, or accessible

through,
our website is not incorporated into this Annual Report.
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

June

30,

2024,

we

had

aggregate

long-term

borrowing

outstanding

of

ZAR

2.6

billion

($143.2

million

translated

at
exchange rates

as of June

30, 2024). We

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

largest shareholder, Value

Capital Partners (Pty)
Ltd (“VCP”)

which includes

a contingent

subscription for

new shares.

There can

be no

assurance that

VCP will

perform under

the
commercially agreed

terms and failure

by it to

fulfil its obligation

under the credit

enhancement mechanism

may put our

funding or
future repayments at risk.
We also

have borrowings through

Connect. Connect’s

credit facilities include (i)

an overdraft facility (general

banking facility)
of ZAR 205.0

million (of which

ZAR 170.0 million

has been utilized);

(ii) Facility A

of ZAR 705.5

million; (iii) Facility

B of ZAR
550.0 million (both fully utilized and ZAR 512.5 million outstanding after scheduled repayments); and (iv) an asset-backed facility of
ZAR 200.0 million (of which ZAR

152.3 million has been utilized). These borrowings are secured by a pledge of, among other things,
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

credit facility agreement

.

We

have utilized

approximately ZAR

215.3 million

as of June

30,
2024.

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

1.5 million

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
The completion of

the Adumo

acquisition is subject

to a

number of conditions

precedent, including receipt

of regulatory approvals
and certain third-party consents. Some of these conditions are outside our control.
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

2024, excludes

the operations

of Adumo,

as we

only expect

to close

the
transaction in fiscal 2025.

The requirement to evaluate

and report on our

internal controls also applies

to companies that we

acquire.
As a group of

South African private companies,

Adumo is not required

to comply with Sarbanes

prior to the time

we acquire it.

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
We

may

need

to record

write-downs

from future

impairments of

goodwill or

other intangible

assets, which

could reduce

our
future reported earnings.
Geopolitical conflicts,

including the

conflict between

Russia and

Ukraine and

between Israel

and Hamas,
may adversely affect our business and results of operations.
The current

conflict between

Russia and

Ukraine and

between Israel

and Hamas

are creating

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
While the broader consequences are uncertain at this time, the continuation and/or escalation of the Russian and Ukraine and Israel-
Hamas conflicts, along with any expansion of the conflict to surrounding areas,

create a number of risks that could adversely impact
our business, including:
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

and results of operations. We

are continuing to monitor the
situation in Ukraine and the Middle East and globally and assessing the potential impact on our business.

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

June 30, 2024 and 2023, was $76.3 million
and was determined

based on a

share issuance concluded

by MobiKwik in

June 2021, implying

a fair

value per equity

share of $12.275.
We did not identify any observable price changes during either of fiscal 2024, 2023 and 2022 and therefore did not adjust the value of our investment during the years ended June 30, 2024, 2023

and 2022, respectively.
MobiKwik originally intended to complete its initial public offering in November 2021. However, MobiKwik

delayed its initial
public

offering

given

prevailing

market

conditions

at

the

time

and

has

indicated

its

intention

to

pursue

an

initial

public

listing

in
calendar 2024. MobiKwik filed its draft red herring prospectus in January 2024.
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

2024 price

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

system,

applications

or

the

hardware

platform

as

well

as

through

risk
introduced

into

our

environment

through

third

party

supplies,

which

the

group

relies

heavily

on.

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
with our manufacturers

or component suppliers.

If our suppliers become

unwilling or unable to

provide us with adequate

supplies of
parts or products when we need

them, or if they increase their

prices, we may not be

able to find alternative sources in

a timely manner
and could be faced

with a critical shortage.

This could harm our

ability to meet customer

demand and cause our

revenues to decline.
Even

if we

are able

to secure

alternative

sources in

a timely

manner,

our costs

could increase

as a

result of

supply or

geopolitical
shocks, which may lead to an increase in the prices of goods and services from third parties. A supply interruption, such as the recent global shortage of semiconductors, or an increase in

demand beyond current suppliers’ capabilities could harm our ability to distribute
our equipment and thus

to acquire new customers

who use our technology.

Any interruption in the supply

of the hardware necessary
to operate

our technology,

or our

inability to

obtain substitute

equipment at

acceptable prices

in a

timely manner,

could impair

our
ability to meet the demand of our customers, which would have an adverse effect on our business.
Our EasyPay Insurance business exposes us to risks typically experienced by life assurance companies.
EasyPay Insurance is a life insurance company and exposes us to risks typically experienced by life assurance companies. Some of these risks include the extent

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
Emerging markets such as

Southern Africa are subject

to greater risks

than more developed markets.

While we focus

our business
primarily

on

emerging

markets

because

that

is

where

we

perceive

the

greatest

opportunities

to

market

our

products

and

services
successfully, the

political, economic and market conditions

in these markets present risks that

could make it more difficult

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
established through

the Broad-Based

Black Economic

Empowerment

Act, No.

53 of

2003, as

amended from

time to

time, and

the
Amended

BEE

Codes

of

Good

Practice,

2013,

or

BEE

Codes,

and

any

sector-specific

codes

of

good

practice,

or

Sector

Codes,
published pursuant

thereto. Sector

Codes are

fully binding

between and

among businesses

operating in

a sector

for which

a Sector
Code has been

published. Achievement

of BEE objectives

is measured by

a scorecard which

establishes a weighting

for the various
elements. Scorecards

are independently

reviewed by

accredited BEE

verification agencies

which issue

a verification

certificate that
presents an

entity’s

BEE Status

Level. This

BEE verification

process must

be conducted

on an

annual basis,

and the

resultant BEE
verification certificate is only

valid for a period

of 12 months from the

date of issue of the verification

certificate.

We currently

have
a level 4 BEE rating for our South African business.
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

shares in our company

as of April 14,

2022. The final structure

of the ESOP is

contingent on shareholder

approval and
relevant regulatory and governance approvals. The ESOP had not been established as of the date of this Annual Report.
During fiscal 2024, we made cash contributions to 31 community-based organizations and enterprises to enable them to promote
growth

and

strengthen

their

capacity

to

develop

innovative

platforms

or

provide

services

to

the

markets

they

serve.

We

provided
funding

to build

necessary

infrastructure

to a

high

school

based

in

a rural

community

and

also

contributed

800 mobile

devices

to
disadvantages South

African scholars.

We

have also

established a

fund to

aid vulnerable

communities affected

by fires

and floods.
Our donations to

this fund included

food, blankets, and

replacements for personal

belongings and household

goods, helping community
members recover and regain economic stability. However,

it is possible that these and other actions may not be sufficient to enable us to achieve the

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

continued

to occur

regularly and

with no predictability

in recent
years,

although

consistency

of

electricity

supply

has

improved

significantly

since

April

2024.

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

South African Financial

Intelligence Centre Act,

2001 and money

laundering and terrorist
financing

control

regulations,

when

we

open

new

bank

accounts

for

our

customers

and

when

they

transact.

Failure

to

effectively
implement and

monitor responses

to the

legislation and

regulations may

result in

significant fines

or prosecution

of Grindrod

Bank
and ourselves.

In

addition,

the

South

African

Financial

Advisory

and

Intermediary

Services

Act,

2002,

requires

persons

who

act

as
intermediaries between financial product

suppliers and consumers in

South Africa to register

as financial service providers.

EasyPay
Insurance was

granted a Financial

Service Provider,

or FSP,

license on June

9, 2015, and

EasyPay Financial

Services (Pty) Ltd

was
granted

a FSP

license on

July 11,

2017. If

our FSP

licenses are

withdrawn or

suspended, we

may be

stopped from

continuing our
financial

services businesses in South Africa unless we are able to enter into a representative arrangement with a third party FSP.
Furthermore, the

proposed Conduct

of Financial

Institutions Bill

will make

significant changes

to the

current licensing

regime
however, the current proposal is that existing licences will be converted. The second draft of the Conduct of Financial

Institutions Bill
was published for public comment on September 29, 2020.

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
to

these

consumers.

As a

result,

compliance

with

the debt

-relief

bill

may

adversely

impact

our

micro-lending

operations

in

South
Africa. Furthermore, we expect that it will take us, and other credit providers, some time to fully understand, interpret and implement this new legislation

in our lending processes

and practices. Non-compliance

with the provisions of

this new legislation may

result in
financial loss and penalties, reputational loss or other administrative punishment.
Risks Relating to our Common Stock
Our stock price has been and may continue to be volatile.
Our stock price has periodically experienced significant volatility. During the 2024 fiscal year, our stock price ranged from a

low
of $3.00 to a high of $5.33. We

expect that the trading price of our common stock may

continue to be volatile as a result of a number
of factors, including, but not limited to the following:
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
2024,

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

35%

of

our

outstanding

common

stock

is

owned by

two shareholders.

The

interests of
these shareholders may conflict with those of our other shareholders.
There is a concentration of ownership

of our outstanding common stock because

approximately 35% of our outstanding common
stock is owned by two

shareholders. Based on their most

recent SEC filings disclosing

ownership of our shares, Value Capital Partners
(Pty) Ltd, or VCP,

and IFC Investors, beneficially own approximately 24% and 11%

of our outstanding common stock as of June 30,
2024,

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
We

have

identified

material

weaknesses

in

our

internal

control

over financial

reporting

which, if

not
timely

remediated,

may

adversely

affect

the

accuracy

and

reliability

of

our

financial

statements,

and

our
reputation, business and stock price, as well as lead to a loss of investor confidence in us.
As described

under Item

9A—“Controls and

Procedures.”, we

concluded that

our disclosure

controls and

procedures were

not
effective

as of

June 30,

2024 and

that we

had, as

of such

date, material

weaknesses in

our internal

control over

financial reporting
related

to

information

technology

general

controls

and

our

annual

goodwill

impairment

assessment.

A

material

weakness

is

a
deficiency, or a combination

of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that
a material

misstatement of

our annual

or interim

consolidated financial

statements would

not be

prevented or

detected on

a timely
basis. The material weaknesses

identified in Item 9A—“Controls

and Procedures.”, did

not result in any adjustments

or restatements
of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by us.
We

intend to remediate

these material weaknesses.

While we believe

the steps we

take to remediate

these material weaknesses
will improve

the effectiveness

of our

internal

control over

financial

reporting

and will

remediate the

identified deficiencies,

if our
remediation

efforts

are

insufficient

to

address the

material

weakness

or

we identify

additional

material

weaknesses in

our

internal
control over financial reporting in the future, our ability

to analyze, record and report financial information

accurately, to prepare

our
financial statements within

the time periods

specified by the rules

and forms of the

SEC and to otherwise

comply with our

reporting
obligations

under

the federal

securities

laws may

be

adversely

affected.

The occurrence

of,

or failure

to

remediate,

these material
weaknesses and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and
reliability of our financial

statements and have other

consequences that could

materially and adversely affect

our business, including
an

adverse

impact

on

the

market

price

of

our

common

stock,

potential

actions

or

investigations

by

the

SEC

or

other

regulatory
authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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
The

requirement

to

evaluate

and

report

on

our

internal

controls

also

applies

to

companies

that

we

acquire.

Some

of

these
companies,

such as Adumo, may not be required to comply with Sarbanes prior to the time we acquire them. The integration of these
acquired companies into

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

Inc.

ITEM 1B.

UNRESOLVED

STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We

operate in

the Southern

African Fintech industry,

which is subject

to various

cybersecurity risks

that could

adversely affect
our business,

financial condition,

and results

of operations—including,

but not

limited to,

the following:

intellectual property

theft,
fraud, extortion,

harm to

employees or

customers, violation

of privacy

laws and

other litigation

and legal

risk and

reputational risk.
We

have

implemented

a

risk-based

approach

to

identify

and

assess

the

cybersecurity

threats

that

could

affect

our

business

and
information systems. Our cybersecurity

program is aligned with industry

standards and best practices, specifically

the Payment Card
Industry

Data

Security

Standard

(“PCI

DSS”)

and

the

National

Institute

of

Standards

and

Technology

(“NIST”)

Cybersecurity
Framework. We

periodically conduct a third-party

Security Risk Assessment (“SRA”) to

identify the potential impact and

likelihood
of various

cyber scenarios

and to

determine the

appropriate mitigation

strategies and

controls. We

also use

this SRA

to inform

our
cybersecurity roadmap and strategies to ensure the best IT security environment is implemented at our company. We use various tools
and

methodologies

to

manage

cybersecurity

risk—including,

but

not

limited

to,

the

following:

the

use

of

a

Managed

Endpoint
Detection and Response

(“EDR”) software and

Managed Network Detection

and Response (“MNDR”)

for our Local

Area Network
(LAN) monitoring with

internal and external

Security Operations Center

(“SOC”) real-time monitoring, Data

Loss Prevention (“DLP”)
enabled across email and web

channels as well as

mandatory Multi-factor Authentication (“MFA”) in our IT environment. In addition, we

do

periodic

backups

and

regularly

test

the

process

to

recover

any

lost

or

corrupted

data.

We

also

monitor

and

evaluate

our
cybersecurity

posture

and

performance

on

an

ongoing

basis

through

regular

vulnerability

scans,

penetration

tests,

and

threat
intelligence

feeds

provided

by

our

respective

security

vendors.

We

require

third-party

service

providers

with

access

to

personal,
confidential or proprietary

information to implement

and maintain comprehensive

cybersecurity practices consistent

with applicable
legal standards and industry best practices.
We

recognize

the

importance

of

cyber

security

awareness

and

skills

development

which

is

regularly

provided

to

the

general
workforce, security

teams, developers

and senior

management which

includes regular

crisis simulations to

prepare respective

teams
for crisis scenarios. This also includes regular phishing simulations and campaigns.
Our

business

depends

on

the availability,

reliability,

and

security

of our

information

systems, networks,

data, and

intellectual
property. Any disruption, compromise, or breach of our systems or data due to a

cybersecurity threat or incident could adversely

affect
our operations, customer service, product development, and competitive position. This could also result in a breach of our contractual obligations or

legal duties

to protect

the privacy

and confidentiality

of our

stakeholders. Such

a breach

could expose

us to business
interruption, lost revenue, ransom

payments, remediation costs, liabilities

to affected parties, cybersecurity protection

costs, lost assets,
litigation,

regulatory

scrutiny and

actions,

reputational harm,

customer dissatisfaction,

harm

to our

vendor

relationships,

or loss

of
market share.
Our Board of Directors

exercises its oversight role

through the Audit Committee,

which provides the Board

with regular reports
and findings

from our

Group Chief

Information

Security Officer

(“CISO”). Our

CISO has

24+ years

of experience

in Information
Technology,

20 years specifically in IT and

IT Security combined. The CISO also has

a Master’s Degree in Information Security from
Royal Holloway, University

of London.
As

of

the

date

of

this

Annual

Report,

we

do

not

believe

any

risks

from

cybersecurity

threats

have

materially

affected

or

are
reasonably likely

to materially

affect us,

including our

results of

operations or

financial condition.

It should

be read

in conjunction
with the other sections of

this Annual Report, particularly Item

1A—“Risk Factors.”, for a comprehensive

understanding of the risks
and uncertainties related to our business and operations.

ITEM 2.

PROPERTIES

We lease our corporate

headquarters facility which consists of approximately 81,000 square feet in Johannesburg,

South Africa.
We also lease properties throughout South

Africa, including an

approximately 10,000 square foot

manufacturing facility in Lazer

Park,
Johannesburg, 194 financial

services branches, 14 financial service

express stores and 14 satellite

branches. We

also lease additional
office space

in Johannesburg,

Cape Town

and Durban, South

Africa; and Gaborone,

Botswana. These leases

expire at various

dates
through

2029,

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

30,

2024,

there

were

7

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
2024:
Period
(a)

Total

number of
shares purchased
(b)

Average price
paid per share ($)
(c)

Total

number of shares
purchased as part of
publicly announced
plans or programs
(d)

Maximum dollar value
of shares that may yet
be purchased under the
plans or programs ($)
April 2024 0 - - 100,000,000
May 2024
(1)
262,468 4.84 - 100,000,000
June 2024 (1) 3,568 4.58 - 100,000,000
Total 266,036 -
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

$100 was invested on June 30,
2019, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial Index.

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

“Risk Factors” and “Forward Looking Statements.”
U.S. securities laws

require that when

we publish any

non-GAAP measures, we

disclose the reason

for using these

non-GAAP
measures

and

provide

reconciliations

to

the

most

directly

comparable

GAAP

measures.

We

discuss

why

we

consider

it

useful

to
present these non-GAAP

measures and the

material risks and

limitations of these

measures, as well

as a reconciliation

of these non-
GAAP measures

to the

most directly

comparable GAAP

financial measure

below at

“—Results of Operations

—Use of Non-GAAP
Measures” below.
Overview
We

offer a wide

range of solutions

including transactional

accounts (banking), lending,

insurance, cash management

solutions,
card acceptance, supplier payments, software services

and bill payments. By providing

a full-service fintech platform in

our connected
ecosystem, we facilitate the digitization of commerce in our markets.
Sources of Revenue
We

generate our

revenues by

charging

transaction fees

to merchants,

financial service

providers, utility

providers, bill

issuers
and consumers; by selling airtime to merchants;

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

Connect,

we provide

cash
management

and payment

services to

merchant

customers

through

a digital

vault which

is located

at the

customer’s

premises and
generate processing revenue from

the provision of

these services. We also offer merchant customers

access to platforms through

which
we (a)

generate revenue

from the

sale of

prepaid airtime

and (b)

generate fees

from distribution

of VAS,

including prepaid

airtime,
prepaid electricity,

gaming voucher,

and other

services, to

users of

our platforms.

We

also generate

fees from

debit and

credit card
transaction processing and interest revenue from qualifying merchant customers who are able to access short-term loans. The revenue
and

costs

associated

with

these

services

and

sales

are

included

in

our

merchant

operating

segment.

We

also

generate

fees

from
consumers utilizing our ATM

network.
We

provide consumers with

bank accounts from

which we generate

a monthly fee

and also charge

fees on an ad

valorem basis
for goods

and services

purchased. Usage

of our

bank accounts

also provides

our customers

with access

to short-term

loans and

life
insurance products. The revenue and costs associated with this approach are reflected in our consumer operating segment.
Developments during Fiscal 2024
This item

generally discusses

our 2024

results compared

to our

2023 results.

Discussions of

our 2023

results compared

to our
2022 results can be found within our Annual Report on Form 10-K for the year ended June 30, 2023.
Fiscal 2024 represents

a transformative year for

Lesaka. The continuation of

our strong and consistent

performance delivered a
robust improvement

in profitability,

and we believe

the anticipated completion

of the Adumo

acquisition, announced

in fiscal 2024,
will facilitate

an acceleration

of our

organic

growth story

and cement

Lesaka’s

position as

Southern

Africa’s

leading Fintech.

The
consistent strengthening in our financial position enables us to continue pursuing our organic and inorganic growth strategies.

Operating income of $3.6 million (ZAR 67.3 million) improved $18.9 million (ZAR

342.6 million) compared with an operating
loss of

$15.3 million

(ZAR 275.3

million) during

fiscal 2023.

We

reported a

net loss

attributable to

the company

of $17.4

million
(ZAR 326.1

million) during fiscal 2024 compared with a net loss of $35.1 million (ZAR 629.2 million) during fiscal 2023.
We

achieved our

Group Adjusted

EBITDA guidance,

a non-GAAP

measure, delivering

$36.9 million

(ZAR 690.9

million) in
fiscal 2024,

a 55%

increase in

ZAR, compared

to $24.8

million (ZAR

445.5

million) during

fiscal 2023,

demonstrating consistent
execution against our growth strategy.

Refer to reconciliation below at “—Results

of Operations—Use of Non-GAAP Measures”

for
a reconciliation

of Group

Adjusted EBITDA.

The continued

resilience of

our business

model in

a challenging

environment for

our
merchant and consumer customers demonstrates the value our customers place on our services.

Our mission

at Lesaka

is to

provide

financial services,

including software,

to Southern

Africa’s

underserviced consumers

and
merchants, improving people’s lives and

increasing financial inclusion in the markets in which we operate.

We achieved this through
our ability to efficiently digitalize commerce by providing a full-service fintech platform and facilitating the secular shift from cash to digital that is currently taking place.

Merchant Division

The year-on-year growth achieved

by our Merchant

Division (“Merchant”) is

supported by the

robust secular trends

underpinning
financial

inclusion,

cash management

and

digitalization

to empower

micro-merchants,

merchants

and

enterprise

clients to

transact
efficiently and fulfill their potential.
Performance in Merchant has been driven by:
● Our
VAS

and supplier payments

business continues to see adoption by micro-merchants.
VAS

and supplier payments

Fiscal year ended June 30, 2024 2023 2022
2024 vs.
2023
2 year
CAGR %
Approximate number of devices in deployment
1
87,500 75,000 51,000 17% 31%
Throughput for the year (ZAR billions) 33.0 27.6 20.6 20% 27%
Throughput

for

the

year

excluding

international
money transfers (ZAR billions) 30.6 21.4 13.7 43% 49%
1.
2024 includes approximately 6,400 devices attributable to the acquisition of Touchsides,

effective May 01, 2024, which are
not enabled for VAS

and supplier payments on the Kazang platform.

o
We

had

approximately

87,500 devices

deployed

at June

30, 2024,

representing

a 17%

year-on-year

growth
compared to approximately 75,000

devices one year ago, and

represents a 2-year CAGR of

31% compared to
June 30, 2022.
o
The 87,500 devices

includes approximately 2,300 Touchsides merchants with

devices already enabled for

VAS
and

supplier

payments

on

the

Kazang

platform

and

an

additional

6,400

Touchsides

devices

which

are

not
enabled

for

VAS

and

supplier

payments

on

the

Kazang

platform.

These

6,400

sites

present

an

immediate
opportunity to deploy a Kazang device enabling VAS

sales and supplier payments.
o
Core to our device placement strategy

is the decision to focus on

quality business and optimizing our

existing
fleet, which is reflected in a healthy throughput growth and margin per device.
o
As previously

communicated,

our

product

mix for

VAS

and supplier

payment

sales has

changed

with low-
margin

money transfers

reducing significantly

due to

a change

in the

regulatory environment

impacting the
industry as a

whole. Money

transfers comprised

7% of VAS

and supplier

payment throughput

in fiscal 2024
compared to 22% in

fiscal 2023. This change

has had limited impact

on profitability as money

transfers are a
very low margin product.
o
VAS

and supplier

payments throughput,

excluding the low-margin

money transfers,

increased 43%

year-on-
year to ZAR 30.6 billion, and represents a 2-year CAGR of 49% compared to June 30, 2022.
o
Whilst we saw growth in our traditional

VAS

products of electricity,

airtime and gaming, much of the growth
has

been

driven

by

the

uptake

of

our

supplier

payments

platform

by

micro-merchants.

As

we

bring

more
suppliers onto our platform,

we anticipate these volumes

will continue to grow.

Supplier payment throughput
volumes increased 124%

in fiscal 2024

compared to fiscal 2023

and now accounts

for approximately 35%

of
our VAS

throughput volumes, compared to approximately 20% a year ago.
o
Touchsides was acquired

at the end of April 2024 (refer below).
● Our card acceptance
solutions to micro-merchants via Kazang Pay and to merchants through Card Connect.

Card acceptance
Fiscal year ended June, 30 2024 2023 2022
2024 vs.
2023
2 year
CAGR %
Approximate number of devices in deployment
1
51,850 44,900 22,650 15% 51%
Throughput for the year (ZAR billions) 15.6 12.0 6.1 30% 60%

● Our lending
solutions offered to merchants through Capital Connect

in the merchant market.

Lending

Fiscal year ended June, 30 2024 2023 2022
2024 vs.
2023
2 year
CAGR %
Capital Connect credit disbursed (ZAR millions) 716 769 601 (7)% 9%
Capital Connect loan book

size at period end (ZAR
millions) 284 294 229 (4)% 11%
o
Capital

Connect

disbursed

ZAR

716

million

during

fiscal

2024,

compared

to

ZAR

769

million

in

the
comparable

period

last

year,

representing

a

7%

decrease,

reflective

of

challenging

economic

conditions,
including higher interest rates, experienced by merchants in South

Africa during fiscal 2024
o
We

continue

to

see

demand

for

our

merchant

lending

offering

however

the

deteriorating

performance

and
financial strength of many

of our merchants means they

do not meet our credit

criteria, resulting in fewer and
smaller extensions.

Whilst strict

application of

our credit

criteria has

led to

negative growth,

it has

protected
and maintained the quality of our book through this cycle. Growth in credit disbursed and the Capital Connect loan book size at the end of the year represents a 2-year CAGR of 9% and 11%

respectively.

o
Capital

Connect’s

lending

proposition

is

an

important

component

in

enabling

the

merchants

we

serve

to
compete and

grow.

Since inception,

Capital Connect

has distributed

more than

ZAR 3

billion of

funding to
merchants and can provide funding

of up to ZAR 5

million in under 24 hours. Quick

access to affordable and
flexible opportunity

capital is

vital in

every stage

of a

merchants’ lifecycle,

enabling them

to never

miss an
opportunity.

o
In fiscal 2024 Capital

Connect launched
“Fuel Connect”
, a tailored lending

solution addressing complexities
in fuel ordering, aimed at solving for merchants’ pain points.
o
Kazang Pay

Advance, our

lending offering

in the micro

-merchant sector,

was suspended

in early fiscal

2024
following the decision to discontinue

the current product, especially in

the high interest rate environment. We
continued

to

explore

other

options

with

respect

to

this

offering

with

it

now

in

live

pilot

phase.

We

are
monitoring payment

behavior on a

smaller loan book

and applying stricter

lending criteria before

the official
relaunch later in fiscal 2025.

● Our
cash

management

and

digitalization
solutions

effectively

“puts

the

bank”

in

approximately

4,440

merchants’
stores.
Cash management and digitalization

Fiscal year ended June 30, 2024 2023 2022
2024 vs.
2023
2 year
CAGR %
Approximate number of devices in deployment 4,440 4,390 4,080 1% 4%
Cash

settlements

(throughput)

for

the

year

(ZAR
billions) 112.6 110.1 102.1 2% 5%
o
Our cash

business remains

a

vital product

in our

merchant offering

and is

a key

differentiator

for

us in

the
digitalization

of cash.

We

provide

robust

cash vaults

in

the SME

sector

(Cash

Connect) and

are building

a
presence

in

the

micro-merchant

sector

(Kazang

Vaults),

which

enables

our

merchant

customer

base

to
significantly mitigate their operational risks pertaining to cash management and security.

o
Whilst there

is trend

towards digital payments,

cash remains

as the

most significant portion

of retail transactions
especially in informal markets. This business is

primarily exposed to the mid-market SMEs, a

sector which has
experienced

challenges such

as power

outages,

high

price inflation

and

a slowdown

in consumer

spending,
over

the

past

24

months.

This

impacted

the

merchants

we

serve

in

this

sector

and

resulted

in

increased
bankruptcies and vault upliftments which affected

the net growth in the vault estate.
o
Our merchants deposited over ZAR 113 billion in cash into our vaults in fiscal 2024 evidencing the value they derive from our ability to digitalize this cash and immediately provide access to working capital.

Acquisition of Touchsides
In February 2024

we announced the acquisition

of Touchsides

(Pty) Ltd (“Touchsides”)

and the deal

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
with

a

range

of

clients

including

fast-moving

consumer

goods

companies,

retailers,

wholesalers,

route-to-market

suppliers,

and
financiers.

Touchsides is managed

as part of our micro-merchant business and has been allocated to our Merchant operating segment.

Acquisition of Adumo

In May 2024

we announced the acquisition

of Adumo RF (Pty)

Ltd (“Adumo”), which

is subject to shareholder

and regulatory
approvals.

Adumo is an independent

payments and commerce enablement

platform in Southern Africa,

serving approximately 23,000 active
merchants with

operations across

South Africa,

Namibia, Botswana

and Kenya.

For more

than two

decades, Adumo

has facilitated
physical and online commerce between retail merchants and end-consumers by offering a unique combination of payment processing
and integrated software

solutions, which currently

include embedded payments,

integrated payments, reconciliation services,

merchant
lending, customer engagement tools, card issuing program management and data analytics.

Adumo operates

across three

businesses, which

provide payment

processing and

integrated software

solutions to

different
end markets:
●
The Adumo

Payments business offers

payment processing,

integrated payments

and reconciliation

solutions to small-
and-medium

(“SME”)

merchants

in

South

Africa,

Namibia

and

Botswana,

and

also

provides

card

issuing

program
management to corporate clients such as Anglo American and Coca-Cola;
●
The Adumo ISV business, also known as GAAP,

has operations in South Africa, Botswana and Kenya, and clients in a further 21

countries, and

is the

leading provider

of integrated

point-of-sales software

and hardware

to the

hospitality
industry in Southern Africa, serving clients such as KFC, McDonald’s,

Pizza Hut, Nando’s and Krispy Kreme;

and,

●
The Adumo

Ventures

business offers

online commerce

solutions (Adumo

Online), cloud-based,

multi-channel point-
of-sales

solutions

(Humble)

and

an

aggregated

payment

and

credit

platform

for

in-store

and

online

commerce
(SwitchPay) to SME merchants and corporate clients in South Africa and Namibia.

Adumo generates

the majority

of its

revenue from

per transaction

fees that

are calculated

as a

percentage of

transaction value,
and software-as-a-service (“SaaS”) subscription fees charged to merchants. As of June

30, 2024, Adumo employed approximately

950
employees throughout Southern Africa.
The

acquisition

continues

Lesaka’s

consolidation

in

the

Southern

African

fintech

sector.

The

Lesaka

ecosystem

will

serve
approximately 1.7 million

active consumers,

120,200 merchants,

and processes

over ZAR

270 billion

in throughput

(cash, card

and
VAS)

per year.

The

combined

Group

will

have

over

3,300

employees

operating

on

the

ground

in

five

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
billion)/17,279,803 /

ZAR 18.5). Adumo

shareholders include Apis

Growth Fund I,

a private equity

fund managed by

Apis Partners
LLP (“Apis”), African Rainbow

Capital (“ARC”), the largest

shareholder of Crossfin Holdings

(RF) Pty Ltd (“Crossfin”),

as well as
the International Finance Corporation and Adumo management.
As of September 11, 2024, the majority of shareholder and regulatory approvals required in finalizing this transaction have been satisfied. The transaction is expected

to close by October 2024 (quarter two

of fiscal 2025) once the remaining procedural

customary
closing conditions are satisfied.

Consumer Division
In

our

Consumer

Division

we

offer

transactional

accounts

(banking),

insurance,

lending

and

payments

solutions

designed

to
improve the lives

of historically underserviced

consumers and continue

to deliver against

our strategic focus

areas underpinning our
growth

strategy.

Progress made

on these

levers: (i)

growing active

EasyPay Everywhere

(“EPE”)

account numbers,

(ii) increasing
average

revenue

per

user

(“ARPU”)

through

cross-selling

and

(iii)

cost

optimization,

and

(iv)

enhancing

our

product

and

service
offering, resulted in revenue and profitability growth in

the Consumer Division in fiscal 2024.

Consumer
Fiscal year ended June 30, 2024 2023
2024 vs.
2023
Transactional accounts

(banking) - EasyPay Everywhere ("EPE")
Approximate

Gross

EPE

account

activations

for

the

year

-

Permanent

grant
recipients (number) 326,000 186,000 75%
Approximate

Net

EPE

account

activations

for

the

year

-

Permanent

grant
recipients (number) 192,000 79,000 143%
Total active EPE transactional

account base at year end (millions)
1.51 1.28 19%
Total

active

EPE

transactional

account

base

at

year

end

-

Permanent

grant
recipients (millions) 1.33 1.10 21%
Lending - EasyPay Loans
Approximate number of loans originated during the year (number) 1,061,000 850,000 24%
Gross advances (ZAR billions) 1.7 1.3 29%
Loan book size, before allowances, at year end 1

(ZAR millions)
548 415 32%
Insurance - EasyPay Insurance
Approximate number of insurance policies written in the year (number) 170,000 124,000 37%
Total active insurance

policies on book at year end (number)
439,000 335,000 31%
Average revenue per customer per month,

as of June

30, (permanent grant
beneficiaries) (ZAR) 90 80 13%
1.
Gross loan book, before

provisions.
The progress on our key initiatives is as follows:
● Driving customer acquisition
o
Gross

EPE

account

activations,

for

the

permanent

base,

during

fiscal

2024

showed

significant

year-on-year
improvement due

to various strategic

initiatives. We

achieved approximately

326,000 gross account

activations in
the year, increasing

75% compared to approximately

186,000 in fiscal 2023.

After accounting for churn, net

active
account growth for the year increased 143%

to approximately 192,000 accounts, compared to approximately 79,000 in fiscal 2023.
o
Our

total

active EPE

transactional

account base

stood

at

approximately

1.47 million

at

the end

of June

2024,

of
which approximately

1.33 million

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

1.06 million

loans during

the year

with our

consumer loan

book, before

allowances
(“gross book”), increasing

32% to ZAR 548

million as of June

30, 2024, compared

to ZAR 415 million

as of June
30, 2023.
o
We have not

amended our credit scoring or other lending criteria and the growth is reflective of the demand for our
tailored

loan

product

for

this

market,

growth

in

EPE

bank

account

customer

base

and

improved

cross-selling
capabilities.
o
The

loan

conversion

rate continues

to improve

following

the implementation

of

a number

of targeted

Consumer
lending campaigns and encouraging results from our digital channels during the year.
o
The portfolio loss ratio

of approximately 6%,

calculated as the loans

written off during

fiscal 2024 as a percentage
of the total gross

loan book at the

end of the period,

remained stable on an

annualized basis, compared to

fiscal 2023.

EasyPay Insurance

o
Our funeral

insurance product continued

its strong growth

and is a

material contributor

to the improvement

in our
overall ARPU. We

have been able to improve customer

penetration to approximately 33% of our

active permanent
grant account base

as of

June 30, 2024,

compared to approximately

31% as

of June 30,

2023. Approximately 170,000
new policies were

written during

fiscal 2024, increasing

37%, compared

to approximately

124,000 in

fiscal 2023.
The

total

number

of

active

policies

has

grown

by

31%

to

approximately

439,000

policies

as

of

June

30,

2024,
compared to June 30, 2023.
ARPU

o
ARPU

for

our

permanent

client

base

has

increased

to

approximately

ZAR

90

as

of

June

30,

2024,

from
approximately ZAR 80 as of June 30, 2023.

Economic Environment and Impact of loadshedding
The economic environment in South Africa remains challenging for our consumer and merchant customers. Whilst inflation has
come down

into the top

end of the

Reserve Bank’s

target range,

the impact of

the past two

year’s high

inflationary and interest

rate
environment has

impacted consumers.

Likewise, our

merchant customers

have operated

in a challenging

environment, especially

in
the

formal

SME

segment

where

we

have

seen

the

impact

in

our

cash

and

lending

business.

Notwithstanding

the

challenges,

our
business model

has proved

resilient, and

we have

managed to

continue growing

our consumer

and merchant

base whilst

delivering
improved Group Adjusted EBITDA.
Recent developments have bolstered confidence in our economy.

Whilst, as of the date of this Annual Report, the Reserve Bank has not reduced interest rates, there is a

possibility that a downward cycle in interest rates will

start soon. Power cuts, or loadshedding,
has seen a marked improvement compared to last year. South Africa recently went through more than 100 days without loadshedding.
The lead up to the

national elections in May 2024 was

a period of significant uncertainty for

South Africa. The eventual outcome, with
a Government of National Unity being formed, was positively received by the market, with the stock exchange reaching record highs
and the bond market recording record inflows, reflecting renewed confidence.
Overall,

the

South

African

economy

remains

challenging

with

high

unemployment,

high

interest

rates

and

low

growth
expectations. We do not foresee

any major changes

however anticipate that

a lower interest

rate environment would

bring much needed
relief to consumers and merchants in South Africa.
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

Together with various B-BBEE initiatives and programmes being rolled out, including our Youth Employment Services (“YES”)
programme, we

achieved this

target during

the second

quarter of

fiscal 2024

and have

received an

independently verified

B-BBEE
rating of level 4.
Leadership Changes in fiscal 2024
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

stepped down

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

we are required to estimate

the fair value of goodwill that

is implied from a valuation of

the reporting unit to
which the goodwill

has been allocated

after deducting the

fair values of

all the identifiable

assets and liabilities

that form part

of the
reporting

unit.

The determination

of

the fair

value

of a

reporting

unit requires

us

to

make

significant

judgments

and estimates.

In
determining the fair value of reporting units for fiscal 2024, our key judgements related to reporting unit revenue growth rates and the weighted-average cost

of capital applicable

to peer and

industry comparables

of the reporting

units. In

determining the

fair value of
reporting units

for fiscal

2023, we

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
The results of our impairment tests during fiscal 2024

indicated that the fair value of our reporting units exceeded their carrying
values and

so did

not require

impairment. The

results of

our impairment

tests during

fiscal 2023

indicated that

the fair value

of our
reporting

units

exceeded

their carrying

values,

with

the

exception

of

the $7.0

million

of goodwill

impaired

during

fiscal 202

3,

as
discussed in Note 10 to our audited consolidated financial statements.
Intangible Assets Acquired Through Acquisitions
The

fair values

of the

identifiable

intangible

assets acquired

through

acquisitions

were determined

by management

using

the
purchase method

of accounting.

We

did not

identify any

significant intangible

assets related

to the

Touchsides

acquisition in

fiscal
2024. We completed the acquisition

of Connect during fiscal 2022 where we identified and recognized intangible assets. We used the
relief from royalty method to value identified brands

and the multi-period excess earnings method to value

the integrated platform and
identified customer relationships. We

have used the relief from royalty method,

the multi-period excess earnings method, the income
approach

and

the

cost

approach

to

value

other

historic

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
We

use these

platforms to

(a) sell

prepaid airtime

vouchers which

was held

as inventory

and (b)

distribute VAS,

including prepaid
airtime vouchers (which

we do

not hold as

inventory), prepaid electricity, gaming voucher,

and other services,

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

The determination of

the fair value of this

equity security requires us

to
make significant judgments

and estimates.

We base our estimates

on assumptions we

believe to be

reasonable but that

are unpredictable
and inherently uncertain. Refer

to Note 6

of our audited consolidated

financial statements regarding the

valuation inputs and

sensitivity
related to our investment in Cell C.
We used a discounted cash flow model to determine the fair value of our investment in Cell C as of June 30, 2024 and 2023, and valued Cell C at

$0.0

(zero) as of each of

June 30, 2024 and 2023.

We utilized the latest business plan provided by Cell

C management
for the period ended December 31,

2027, for the June 30, 2024

and 2023 valuations, and the

following key valuation inputs were used:
Weighted Average

Cost of Capital:
Between 21% and 26% over the period of the forecast
Long-term growth rate: 4.5% (4.5% as of June 30, 2023)
Marketability discount: 21% (20% as of June 30, 2023)
Minority discount: 24% (24% as of June 30, 2023)
Net adjusted external debt - June 30, 2024: (1) ZAR 8 billion ($0.4 billion), no lease liabilities included
Net adjusted external debt - June 30, 2023: (2)
ZAR 8.1 billion ($0.4 billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2024.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30, 2023.
We

believe the

Cell C

business plan

is reasonable

based on

the current

performance and

the expected

changes in

the business
model. Refer to the sensitivity analysis included in

Note 6 to our audited consolidated financial statements

related to our valuation of
Cell C as of June 30, 2024.
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

of fiscal 2024,

2023

and 2022,

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

30, 2024, 2023

and 2022, and
therefore there was no change in

the fair value of MobiKwik

during the year. During the year ended June 30,

2021, MobiKwik entered
into

a

number

of

separate

agreements

with

new

shareholders

to

raise

additional

capital

through

the

issuance

of

additional

shares.
Specifically,

our

current

valuation

is based

on

an

observable

price

change

in

an orderly

transaction

for

similar

or

identical equity
securities issued by MobiKwik

in a capital raise concluded

in June 2021, of $245.50

per share. The carrying value

of our investment
in MobiKwik is

$76.3 million as

of June 30,

2024. Any change

in the fair

value of MobiKwik

is included in

the caption “Change

in
fair value of equity securities” in our audited consolidated statement of operations

.
We did

not identify any impairment indicators

during fiscal 2022 and therefore

did not recognize any impairment

losses related
to our

equity-accounted investments

during that

year.

We

performed impairment

assessments

during fiscal

2024 and

2023, for

our
investment in

Finbond Group

Limited “(Finbond”)

following the

identification of

certain impairment

indicators. The

results of

our
impairment tests

during fiscal

2024

and 2023,

resulted in

impairments of

$1.2 million

and $1.1

million, respectively,

related to

our
equity-accounted investments. These impairments are discussed in Note

9 to our audited consolidated financial

statements. On August
10, 2023, we, through our wholly owned subsidiary

Net1 Finance Holdings (Pty) Ltd, entered into an agreement

with Finbond to sell
our remaining shareholding to Finbond for a cash consideration of ZAR 64.2 million ($3.5 million), or ZAR 0.2911 per share.

For

fiscal

2024,

in

determining

the

fair

value

of

Finbond,

we

used

the

price

of

ZAR

0.2911

referenced

in

the

August

2023
agreement to calculate

the determined fair value

for Finbond. For

fiscal 2023, in determining

the fair value of

Finbond, as it is

listed
on the Johannesburg Stock Exchange, its market price as

of the impairment assessment dates, adjusted for a

liquidity discount of 25%.
We based our estimates on assumptions

we believe to be reasonable but that are unpredictable and inherently uncertain. The fair value of

our investment

in Finbond

was sensitive

to movements

in its

market price,

which is

quoted in

ZAR, because

we used

the
market price as the basis of our valuation.
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
and

ongoing

prudent

and

practicable

tax

planning

strategies

are

considered.

During

fiscal

2024,

2023,

and

2022,

respectively

we
recorded a net decrease of $5.6 million,

$8.0 million and $1.7 million, to our

valuation allowance. As of June 30, 2024

and 2023, the
valuation allowance related to deferred tax assets was $114.7 million and $109.1 million, respectively.
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
on

historic

employee

behavior

under

similar

compensation

plans.

The

fair

value

of

stock

options

is

affected

by

the

assumptions
selected. The fair value calculation is especially sensitive to our valuation assumption with respect to expected volatility. For instance, a 5% increase (to 53%) or 5% decrease (to 43%) in the expected volatility used (of 48%) to value stock options granted in June 2024, would result

in a

charge that

was 11%

higher (if

53% were

used) or

11%

lower (if

43% were

used). Net

stock-based compensation
expense from continuing operations was $7.9 million, $7.3 million and $3.0 million for fiscal 2024, 2023 and 2022, respectively.
Accounts Receivable and Allowance for Credit Losses
We
use a lifetime loss rate by expressing

write-off experience as a percentage

of corresponding invoice amounts (as

opposed to
outstanding balances). The allowance for credit losses related to these receivables has been calculated by multiplying the lifetime loss rate with recent invoice/origination amounts.

Prior to July 1, 2023, a specific provision is established where it is considered likely that all or a portion of the amount due from customers

renting

safe

assets,

point

of

sale

(“POS”)

equipment,

receiving

support

and

maintenance

or

transaction

services

or
purchasing licenses

or SIM

cards from

us that

will not

be recovered.

Non-recoverability is

assessed based

on a

quarterly review

by
management of the

ageing of outstanding

amounts, the location and

the payment history of

the customer in relation

to those specific
amounts.
We use historical default experience over the lifetime of loans in order to calculate a lifetime loss rate for our lending books. The
allowance for

credit losses related

to Consumer

finance loans receivables

is calculated by

multiplying the

lifetime loss rate

with the
month-end outstanding lending book.

Prior to July

1, 2023, we

regularly reviewed the

ageing of outstanding

amounts due from

borrowers and adjusted

its allowance
based

on

management’s

estimate

of

the

recoverability

of

the

finance

loans

receivable.

We

write

off

microlending

finance

loans
receivable and related service fees and

interest if a borrower is in arrears

with repayments for more than three months

or is deceased.
We write off merchant and working capital finance

receivables and related fees when

it is evident that

reasonable recovery procedures,
including where deemed necessary,

formal legal action, have failed.

Lending
Merchant lending
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
We
recently (in the past

three years) commenced lending

to merchant customers and

uses historical default experience

over the
lifetime of loans generated thus

far in order to calculate

a lifetime loss

rate for the lending book.

The allowance for credit losses

related
to these merchant finance loans receivables is calculated by adding together actual receivables in default plus multiplying the lifetime loss

rate

with

the

month-end

outstanding

lending

book.

The

lifetime

loss

rate

as

of

each of

July

1,

2023

and

June

30,

2024,

was
approximately 1.18%.

The performing

component (that

is, outstanding

loan payments

not in

arrears), under-performing

component
(that is, outstanding loan payments that are in arrears)

and non-performing component (that is, outstanding loans

for which payments
appeared to have ceased) of the book represents approximately 84%, 15% and 1%, respectively, of the outstanding lending book as of
June 30, 2024.
Prior to

July 1, 2023,

we maintained

an allowance

for credit

losses -

finance loans

receivable related

to our Merchant

services
segment

with

respect

to

short-term

loans

to

qualifying

merchant

customers.

Our

policy

was

to

regularly

review

the

ageing

of
outstanding

amounts due

from these

merchants and

an allowance

is created

for the

full amount

outstanding if

the customer

was in
arrears for more than 15 days. We wrote off loans and related interest and fees when it is evident that reasonable recovery procedures, including where deemed necessary,

formal legal action, had failed.
Consumer microlending
The allowance for credit

losses related to Consumer finance

loans receivables is calculated

by multiplying the lifetime

loss rate
with

the

month-end

outstanding

lending

book.

Loans

to

customers

have

a

tenor

of

up

to

six

months,

with

the

majority

of

loans
originated having a

tenor of six months.

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
We
have operated this

lending book for

more than five

years and use

historical default experience

over the lifetime

of loans in
order to calculate a lifetime loss rate for the lending book. We analyze this lending book as a single portfolio because the loans within the portfolio

have similar characteristics

and management

uses similar processes

to monitor

and assess the

credit risk of

the lending
book. The allowance for credit losses related to these microlending finance loans receivables is calculated by multiplying the lifetime
loss rate with the month end outstanding lending book. The

lifetime loss rate as of each

of July 1, 2023 and June 30, 2024,

was 6.50%.
The performing

component

(that is,

outstanding

loan payments

not in

arrears)

of the

book exceeds

more than

98% of

outstanding
lending book as of June 30, 2024.
Prior to July

1, 2023, we

maintained an allowance

for credit losses

- finance loans

receivable related to

our Consumer services
segment with respect

to short-term loans

to qualifying customers.

Our policy was

to regularly review

the ageing

of outstanding amounts
due from

borrowers and

adjust the

provision based

on management’s

estimate of

the recoverability

of finance

loans receivable.

We
wrote off microlending loans and related service fees if

a borrower is in arrears with repayments for more than three months or dies.
Recent Accounting Pronouncements
Recent accounting pronouncements adopted
Refer

to

Note

2 of

our

audited consolidated

financial

statements for

a full

description

of recent

accounting

pronouncements,
including the dates of adoption and effects on financial

condition, results of operations and cash flows.

Recent accounting pronouncements not yet adopted as of June 30, 2024
Refer to Note 2

of our audited consolidated

financial statements for a

full description of recent

accounting pronouncements not
yet adopted as of June 30, 2024, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates
The actual exchange rates for and at the end of the periods presented were as follows:
Table 1 June 30,
2024 2023
2022
ZAR : $ average exchange rate

18.7070 17.7641 15.2154
Highest ZAR : $ rate during period

19.4568 19.7558 16.2968
Lowest ZAR : $ rate during period

17.6278 16.2034 14.1630
Rate at end of period

18.1808 18.8376 16.2903
Translation Exchange Rates
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this data for the years ended June 30, 2024, 2023 and 2022, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:
Table 2 June 30,
2024 2023
2022
Income and expense items: $1 = ZAR

18.6844 17.9400 15.1978
Balance sheet items: $1 = ZAR

18.1808 18.8376 16.2903
We have translated the results of operations and operating segment information for the year ended June 30, 2024, provided in the
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

for

the

year

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

Executive
Officer until

February 29, 2024

and has been

our Executive Chairman

since March 1,

2024, and our

Group Chief Executive

Officer
evaluated and our

Executive Chairman evaluates,

respectively,

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

Note 8 to

our audited consolidated

financial statements)

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

Fiscal 2024 Compared to Fiscal 2023
The following factors had

a significant influence on

our results of

operations during fiscal 2024

as compared with

the same period
in the prior year:
● Higher revenue: Our revenues increased by 11.4% in ZAR, primarily due to an increase in low margin prepaid airtime sales and other value-added

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
● Higher net interest charge:

The net interest

charge increased to

ZAR 311.2

million from ZAR 299.9

million primarily due
to higher interest rates;
● Significant transaction costs:

We expensed $2.3 million of transaction costs related to the Adumo transaction in fiscal 2024;
and
● Foreign exchange movements:

The U.S. dollar was 4.1% stronger against the ZAR during fiscal

2024 compared to the prior
period, which adversely impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:

Table 3 In U.S. Dollars
Year

ended June 30,
2024 2023 $ %

$ ’000 $ ’000 change
Revenue

564,222 527,971 7%
Cost of goods sold, IT processing, servicing and support

442,673 417,544 6%
Selling, general and administration

92,001 95,050 (3%)
Depreciation and amortization

23,665 23,685 (0%)
Impairment loss
- 7,039 nm
Transaction costs related to Adumo transaction
2,293 - nm
Operating income (loss)
3,590 (15,347) nm
Reversal of allowance for EMI doubtful debt receivable
250 - nm
Loss on disposal of equity-accounted investment
- 205 nm
Interest income

2,294 1,853 24%
Interest expense

18,932 18,567 2%
Loss before income tax expense (benefit)
(12,798) (32,266) (60%)
Income tax expense (benefit)

3,363 (2,309) nm
Net loss before loss from equity-accounted investments

(16,161) (29,957) (46%)
Loss from equity-accounted investments

(1,279) (5,117) (75%)
Net loss attributable to us

(17,440) (35,074) (50%)
Table 4 In South African Rand
Year

ended June 30,
2024 2023 ZAR %

ZAR ’000 ZAR ’000 change
Revenue

10,553,233 9,471,800 11%
Cost of goods sold, IT processing, servicing and support

8,280,262 7,490,739 11%
Selling, general and administration

1,720,585 1,705,196 1%
Depreciation and amortization

442,570 424,909 4%
Impairment loss
- 126,280 nm
Transaction costs related to Adumo transaction
42,561 - nm
Operating income (loss)
67,255 (275,324) nm
Reversal of allowance for EMI doubtful debt receivable
4,741 - nm
Loss on disposal of equity-accounted investment
- 3,678 nm
Interest income

42,896 33,243 29%
Interest expense

354,048 333,092 6%
Loss before income tax expense (benefit)
(239,156) (578,851) (59%)
Income tax expense (benefit)

62,616 (41,423) nm
Net loss before loss from equity-accounted investments

(301,772) (537,428) (44%)
Loss from equity-accounted investments

(24,298) (91,799) (74%)
Net loss attributable to us

(326,070) (629,227) (48%)
Revenue increased by $36.3 million (ZAR 1.1 billion), or 6.9% (in ZAR, 11.4%),

primarily due to the increase in the number of
low-margin

prepaid

airtime

vouchers

sold

and

an

increase

in

volume

of

other

value-added

services

provided,

as

well

as

higher
transaction volumes processed, insurance premiums collected

and lending revenues following an increase in loan

originations, which
was partially offset

by a lower

number of

hardware sales in

our POS hardware

distribution business

given the

lumpy nature of

bulk
sales. Refer to discussion above at “—Recent Developments”

for a description of key trends impacting our revenue this fiscal year.

Cost of goods sold, IT processing, servicing and

support increased by $25.1 million (ZAR

0.8 billion), or 6.0% (in ZAR,

10.5%),
primarily due to

the increase in low

margin prepaid airtime

sales, which were

partially offset by

the lower cost of

goods sold related
to fewer hardware sales.
Selling, general and

administration expenses decreased

by $3.0 million

(in USD 3.2%),

and increased by

ZAR 15.4 million

(in
ZAR, 0.9%)

.

In ZAR,

the modest

increase

was primarily

due to

higher employee

-related expenses

related

to the

expansion of

our
senior management team and the year-over-year

impact of inflationary increases on employee-related

expenses, which were partially
offset by the benefits of various cost reduction initiatives in Consumer

.
Depreciation and amortization expense decreased by $0.02

million (in USD, 0.1%),

and increased by ZAR 17.7 million

(in ZAR,
4.2%).

In ZAR, the increase was due to an increase in depreciation expense related to additional POS devices deployed.
During fiscal 2023, we

recorded an impairment loss

of $7.0 million related

to the impairment of

our hardware/ software supply
business

unit’s

allocated

goodwill.

Refer

to

Note

10

of

our

audited

consolidated

financial

statements

for

additional

information
regarding these impairment losses.
Transaction costs related to Adumo

acquisition includes fees

paid to external

service providers associated

with legal, commercial,
financial and tax due

diligence activities performed,

fees paid to legal advisors

to draft the purchase

agreement as well as

other legal
and advisory services procured related to the transaction.
Our operating income

(loss) margin in

fiscal 2024 and 2023

was 0.6% and (2.9%),

respectively.

We

discuss the components of
operating loss margin under “—Results of operations

by operating segment.”

We

did

not

record

any

changes

in

the

fair

value

of

equity

interests

in

MobiKwik

and

Cell

C

during

fiscal

2024

and

2023,
respectively.

We continue

to carry our investment

in Cell C at $0

(zero). Refer to Note

9 to our consolidated financial

statements for
the methodology

and inputs used

in the fair

value calculation for

MobiKwik and Note

6 for the

methodology and

inputs used in

the
fair value calculation for Cell C.
During fiscal 2024, we

received an outstanding amount

of $0.3 million related

to the sale

of Carbon in fiscal

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
Interest on

surplus cash

increased to

$2.3 million

(ZAR 42.9

million) from

$1.9 million

(ZAR 33.2

million), primarily

due to
higher interest rates.
Interest expense increased

to $18.9 million

(ZAR 354.0 million)

from $18.6 million

(ZAR 333.1 million),

primarily as a

result
of higher overall

interest rates and

higher overall borrowings

during fiscal 2024

compared with comparable

period in the

prior year,
which was partially offset by lower interest

expense incurred on certain of our borrowings

for which we were able to negotiate lower
rates of interest during the latter half of fiscal 2023 and again towards the end of calendar 2023.
Fiscal 2024 tax

expense was $3.4

million (ZAR 62.6

million) compared to

a tax benefit

of $(2.3) million

(ZAR (41.4) million)
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

fiscal 2024 was impacted

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

2024 as the carrying value

of Finbond exceeded the fair

value of holding
in Finbond

using the

price of

ZAR 0.2911

per share

referenced in

the August

2023 agreement

with Finbond.

We

also recorded

an
impairment loss in fiscal 202

3

following on-going losses reported

by Finbond and its lower

listed share price.

Refer to Note 9 to

our
consolidated financial statements for additional information regarding the impairments.

The table below

presents the relative loss

from
our equity accounted investments:
Table 5
Year

ended June 30,
2024 2023 $ %
$ ’000 $ ’000 change
Finbond (1,445) (5,206) (72%)
Share of net (loss) income

(278) (4,096) (93%)
Impairment (1,167) (1,110) 5%
Other 166 89 87%
Share of net income (loss) 166 89 87%
Total

loss from equity-accounted investment
(1,279) (5,117) (75%)
Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating

(loss) income are illustrated below:

Table 6 In U.S. Dollars
Year

ended June 30,
2024 % of 2023 % of %
Operating Segment $ ’000 total $ ’000 total change
Consolidated revenue:
Merchant 498,314 89% 463,701 88% 7%
Consumer 69,211 12% 62,801 12% 10%
Subtotal: Operating segments

567,525 101% 526,502 100% 8%
Not allocated to operating segments - - 1,469 - nm
Corporate/Eliminations

(3,303) (1%) - - nm
Total

consolidated revenue

564,222 100% 527,971 100% 7%
Group Adjusted EBITDA:
Merchant (1) 33,368 90% 33,531 135% (0%)
Consumer (1) 14,650 40% 3,314 13% 342%
Lease expenses
(2)
(3,238) (9%) (2,906) (11%) 11%
Group costs (7,844) (21%) (9,109) (37%) (14%)
Group Adjusted EBITDA (non-GAAP)
(3)
36,936 100% 24,830 100% 49%
(1) Segment Adjusted EBITDA for Merchant includes retrenchments costs of $0.3 million and Consumer includes retrenchment costs of $0.2 million for fiscal 2024.
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
2024 % of 2023 % of %
Operating Segment ZAR ’000 total ZAR ’000 total change
Consolidated revenue:
Merchant 9,320,468 89% 8,318,796 88% 12%
Consumer 1,294,632 12% 1,126,650 12% 15%
Subtotal: Operating segments

10,615,100 101% 9,445,446 100% 12%
Not allocated to operating segments - - 26,354 - nm
Corporate/Eliminations

(61,867) (1%) - - nm
Total

consolidated revenue

10,553,233 100% 9,471,800 100% 11%
Group Adjusted EBITDA:
Merchant (1) 624,111 90% 601,546 135% 4%
Consumer
(1)
274,190 40% 59,453 13% 361%
Lease expenses (2) (60,543) (9%) (52,134) (11%) 16%
Group costs (146,815) (21%) (163,415) (37%) (10%)
Group Adjusted EBITDA (non-GAAP) (3) 690,943 100% 445,450 100% 55%
(1)

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchments

costs

of

ZAR

4.9

million

and

Consumer

includes
retrenchment costs of ZAR 3.5 million for fiscal 2024.
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

Our Segment

Adjusted EBITDA

(loss) margin

(calculated as

Segment Adjusted

EBITDA (loss)

divided by

revenue) in

fiscal
2024 and 2023 was 6.7% and 7.2%, respectively.
Consumer
Segment revenue increased

primarily due to

more transaction fees

generated from the

higher EPE account

holders base, higher
insurance revenues, and an increase

in lending revenue as

a result of an

increase in loan originations.

This increase in revenue,

together
with the cost reduction

initiatives initiated in fiscal

2022 and through

fiscal 2023, have

translated into a turnaround

in the Consumer
Division and

the realization

of sustained

positive Segment

Adjusted EBITDA

in fiscal

2024 compared

with fiscal

2023. Consumer
Segment Adjusted

EBITDA during

fiscal 2024

was also

impacted by

higher credit

losses (as

a result

of an increase

in originations)
and higher insurance-related claims (as a result of a higher number of insurance policies) compared with fiscal 2023.
Our Segment Adjusted EBITDA margin in fiscal 2024

and 2023

was 21.2% and 5.3%, respectively.
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

56.9

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
Table 9
In South African Rand
(US GAAP)
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

(ZAR 309.8

million), or

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
2023 2022
$ ’000 $ ’000 $ % change
Finbond (5,206) (3,665) 42%
Share of net (loss) income

(4,096) (3,665) 12%
Impairment (1,110) - nm
Other 89 16 456%
Share of net loss 89 16 456%
Total

loss from equity-accounted investments
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
Consumer 62,801 12% 65,932 30% (5%)
Subtotal: Operating segments

526,502 100% 222,621 100% 137%
Not allocated to operating segments 1,469 - - - nm
Corporate/Eliminations

- - (12) - nm
Total

consolidated revenue

527,971 100% 222,609 100% 137%
Group Adjusted EBITDA:
Merchant 33,531 135% 12,646 (59%) 165%
Consumer (1) 3,314 13% (21,674) 100% nm
Lease expenses
(2)
(2,906) (11%) (3,955) 19% (27%)
Group costs (9,109) (37%) (8,587) 40% 6%
Group Adjusted EBITDA (non-GAAP)
(3)
24,830 100% (21,570) 100% nm
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
Consumer 1,126,650 12% 1,002,021 30% 12%
Subtotal: Operating segments

9,445,446 100% 3,383,344 100% 179%
Not allocated to operating segments 26,354 - - - nm
Corporate/Eliminations

- - (178) - nm
Total

consolidated revenue

9,471,800 100% 3,383,166 100% 180%
Group Adjusted EBITDA:
Merchant 601,546 135% 192,197 (59%) 213%
Consumer
(1)
59,453 13% (329,403) 100% nm
Lease expenses (2) (52,134) (11%) (60,107) 19% (13%)
Group costs (163,415) (37%) (130,503) 40% 25%
Group Adjusted EBITDA (non-GAAP) (3) 445,450 100% (327,816) 100% nm
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
Table 13
Years

ended June 30,
2024 2023 2022
$ ’000 $ ’000 $ ’000
Loss attributable to Lesaka - GAAP (17,440) (35,074) (43,876)
Loss from equity accounted investments 1,279 5,117 3,649
Net loss before loss from equity-accounted investments (16,161) (29,957) (40,227)
Income tax expense (benefit)

3,363 (2,309) 327
Loss before income tax expense (12,798) (32,266) (39,900)
Interest expense 18,932 18,567 5,829
Interest income (2,294) (1,853) (2,089)
Reversal of allowance for doubtful EMI loan receivable (250) - -
Gain on disposal of equity securities - - (720)
Net loss on disposal of equity-accounted investment - 205 376
Gain related to fair value adjustment to currency options - - (3,691)
Operating loss 3,590 (15,347) (40,195)
Impairment loss - 7,039 -
PPA amortization

(amortization of acquired intangible assets)

14,419 15,149 3,826
Depreciation 9,246 8,536 3,749
Stock-based compensation charges 7,911 7,309 2,962
Once-off items (1) 1,853 1,922 8,088
Unrealized Loss FV for currency adjustments (83) 222 -
Group Adjusted EBITDA - Non-GAAP (A) 36,936 24,830 (21,570)
(A) As noted in

footnote (3) to table

11 and 12,

Lease expenses which

were previously excluded

from the calculation of

Group
Adjusted EBITDA have now been included in the calculation.
(1) The table below presents the components of once-off

items for the periods presented:

Table 14
Years

ended June 30,
2024 2023 2022
$ ’000 $ ’000 $ ’000
Transaction costs related to Adumo transaction 2,293 - -
Transaction costs 512 850 6,460
(Income recognized) Expenses incurred related to closure of legacy businesses
(952) 639 -
Non-recurring revenue not allocated to segments - (1,469) -
Employee misappropriation of company funds - 1,202 -
Indirect taxes provision - 438 -
Separation of employee expense - 262 -
Legacy processing adjustments - - 1,628
Total once-off

items
1,853 1,922 8,088
Once-off items are non-recurring in nature, however, certain items may be reported in

multiple quarters. For instance, transaction
costs include costs incurred related to acquisitions and

transactions consummated or ultimately not pursued. The transactions can span multiple

quarters,

for

instance

in

fiscal

2024

we

incurred

significant

transaction

costs

related

to

the

acquisition

of

Adumo

over

a
number of quarters, and the transactions are generally non-recurring.
(Income

recognized)

Expenses

incurred

related

to

closure

of

legacy

businesses

represents

(i)

gains

recognized

related

to

the
release of

the foreign

currency translation

reserve on

deconsolidation

of a

subsidiary

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

senior managers,

during the

fiscal year

and we consider

these specific

terminations to

be of

a non-recurring

nature. The
legacy processing

adjustments represents

amounts we

identified during

fiscal 2022

related to

prior periods

that are

payable to

third
parties.
Liquidity and Capital Resources
At June 30,

2024, our unrestricted

cash and cash

equivalents were $59.1

million and comprised

of ZAR-denominated

balances
of

ZAR

961.6

million

($52.9

million),

U.S.

dollar-denominated

balances

of

$4.5

million,

and

other

currency

deposits,

primarily
Botswana pula, of

$1.7 million, all

amounts translated at

exchange rates applicable as

of June 30,

2024. The increase in

our unrestricted
cash balances from June 30, 2023, was primarily due to a positive contribution from our Merchant and Consumer operations, the sale
of

certain

Cell

C

prepaid

inventory

held,

higher

year

end

clearing

accounts

and

vendor

wallet

balances,

and

utilization

of

our
borrowings facilities

to fund

certain components

of our

operations, which

was partially

offset by

the utilization

of cash

reserves to
fund certain scheduled and

other repayments of our borrowings,

pay transaction related expenses,

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

30, 2024,

for additional
information related to our borrowings.

Available short-term

borrowings
Summarized below are our short-term facilities available and utilized as of

June 30, 2024:
Table 15
RMB Facility E RMB Indirect RMB Connect Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities
available, comprising:
Overdraft

- - - - 11,276 205,014 - -
Overdraft restricted as to
use
(1)
49,503 899,996 - - - - - -
Total overdraft 49,503 899,996 - - 11,276 205,014 - -
Indirect and derivative
facilities (2) - - 7,425 134,991 - - 8,611 156,553
Total

short-term facilities
available 49,503 899,996 7,425 134,991 11,276 205,014 8,611 156,553
Utilized short-term
facilities:
Overdraft

- - - - 9,351 170,011 - -
Overdraft restricted as to
use (1) 6,737 122,480 - - - - - -
Indirect and derivative
facilities (2) - - 1,821 33,106 - - 116 2,105
Total

short-term facilities
available 6,737 122,480 1,821 33,106 9,351 170,011 116 2,105
Interest rate, based on South
African prime rate 11.75% 11.65%
(1) Overdraft may only be used to fund ATMs

and upon utilization is considered restricted cash.
(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support
guarantees issued by RMB and Nedbank to various third parties on our behalf.
Long-term borrowings
We have aggregate long-term

borrowings

outstanding of ZAR 2.6 billion ($143.2 million translated at exchange rates as of June
30, 2024) as

described in Note

12. These borrowings

include outstanding

long-term borrowings

obtained by Lesaka

SA of ZAR

1.0
billion,

including

accrued

interest,

which

was

used

to

partially

fund

the

acquisition

of

Connect.

The

Lesaka

SA

borrowing
arrangements

were amended

in March

2023 to

include

a ZAR

200

million

revolving

credit facility.

We

used this

revolving

credit
facility

during

the

year

ended

June

30,

2024,

and

ZAR

70.0

million

was

drawn

as

of

June

30,

2024,

with

the

remaining

balance
available for utilization in the future. In contemplation of the Connect transaction, Connect obtained total facilities of ZAR

1.3 billion,
which were

utilized to

repay its existing

borrowings, to

fund a

portion of

its capital

expenditures and

to settle

obligations under

the
transaction documents,

and which has

subsequently been

upsized for its

operational requirements

and has an

outstanding balance

as
of June 30, 2024, of ZAR 1.2

billion, We also have a revolving credit facility, of ZAR 300.0 million which is utilized to fund a portion
of our merchant finance loans receivable book.
Restricted cash
We

have credit

facilities with RMB

in order

to access cash

to fund

our ATMs

in South Africa.

Our cash, cash

equivalents and
restricted cash

presented in

our consolidated

statement of

cash flows

as of

June 30,

2024, includes

restricted cash

of approximately
$6.7

million

related

to

cash

withdrawn

from

our

debt

facility

to

fund

ATMs.

This

cash

may

only

be

used

to

fund

ATMs

and

is
considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.
We

have also

entered into

cession and

pledge agreements

with Nedbank

related to

our Nedbank

credit facilities

and we

have
ceded and

pledged certain

bank accounts

to Nedbank.

The funds

included in

these bank

accounts are

restricted as

they may

not be
withdrawn without

the express permission

of Nedbank. Our

cash, cash equivalents

and restricted cash

presented in our

consolidated
statement of cash flows as of June 30, 2024, includes restricted cash of approximately

$0.1 million that has been ceded and pledged.

Cash flows from operating activities
Net cash

provided by

operating activities

during fiscal

2024

was $28.8

million (ZAR

537.9 million)

compared to

$0.4 million
(ZAR 7.4 million) during fiscal

2023. Excluding the impact of

income taxes, our cash

provided by operating activities during

the fiscal
2024 was positively impacted by the contribution from Merchant and

Consumer, the sale of Cell C inventory and temporary

working
capital movements within

our merchant business

as a result

of quarter-end

transaction processing activities

closing on a

Sunday and
which were settled in the following week, which was partially offset by growth in our consumer finance loans receivable book.
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
During fiscal 2024,

we paid our

first provisional South

African tax payments

of $2.7 million

(ZAR 49.5 million)

related to our
2024

tax year. During fiscal 2024, we

also made our second

provisional South African tax

payments

of $2.9 million (ZAR

52.7 million
related to our 2024

tax year and received

tax refunds of $0.04

million (ZAR 0.8 million).

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

3.8 million).

We

also paid taxes

totaling $0.4

million in
other tax jurisdictions, primarily in the Botswana.
During fiscal 2022,

we made our

first provisional South

African tax payments

of $0.6 million

(ZAR 9.1 million)

related to our
2022

tax year. During fiscal 2022, we

also made our second

provisional South African tax

payments

of $0.7 million (ZAR

10.9 million
related to our 2022 tax year and made an additional tax payment of $0.001 million (ZAR

0.02 million) related to our 2021 tax year.

Taxes paid during

fiscal 2024, 2023 and 2022 were as follows:
Table 16
Year

ended June 30,
2024 2023 2022
2024 2023 2022
$ $ $
ZAR ZAR ZAR
‘000 ‘000 ‘000 ‘000 ‘000 ‘000
First provisional payments

2,663 2,955 585 49,534 50,798 9,142
Second provisional payments

2,861 4,079 691 52,721 76,089 10,929
Taxation paid related

to prior years

641 15 1 12,187 273 19
Tax refund received (38) (210) (300) (768) (3,756) (4,542)
Total South African

taxes paid

6,127 6,839 977 113,674 123,404 15,548
Foreign taxes paid 379 361 161 7,063 6,482 2,482
Total

tax paid

6,506 7,200 1,138 120,737 129,886 18,030
We expect to make additional provisional

income tax payments in South Africa related to our 2024 tax year in the first quarter of fiscal 2025, however, the amount was not quantifiable

as of the date of the filing of this Annual Report.
Cash flows from investing activities
Cash used

in investing

activities for

fiscal 2024

included capital

expenditures of

$12.7 million

(ZAR 236.6

million), primarily
due

to

the

acquisition

of

vaults

and

POS

devices.

During

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
fiscal 2022.
Cash flows from financing activities
During fiscal 2024, we utilized approximately $183.0

million from our South African overdraft facilities to fund

our ATMs

and
repaid $199.6 million of these facilities. We utilized approximately

$23.7 million of our long-term borrowings to fund the acquisition of certain

capital expenditures

and for

working capital

requirements.

We

repaid approximately

$20.1 million

of these

long-term in
accordance with our repayment schedule as

well as to settle

a portion of our revolving credit

facility utilized. We received $0.1

million
from the exercise of stock options. We also paid $1.5 million to repurchase shares from employees in order for the employees to settle
taxes due related to the vesting of shares of restricted stock.
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
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2024:
Table 17 Payments due by Period, as of June 30, 2024 (in $ ’000s)
Total
Less than 1
year 2-3 years 3-5 years Thereafter
Short-term credit facilities (A)
16,088 16,088 - - -
Long-term borrowings
Principal repayments
(A)(B)
143,186 3,878 83,404 55,904 -
Interest payments (A)(B)
34,010 10,136 18,291 5,583 -
Operating lease liabilities, including imputed interest (C)
8,831 3,143 4,306 1,382 -
Purchase obligations
2,478 2,478 - - -
Capital commitments
329 329 - - -
Other long-term obligations reflected on our balance
sheet (D)(E)
2,595 - - - 2,595
Total
207,517 36,052 106,001 62,869 2,595

(A) – Refer to Note 12 to our audited consolidated financial statements.

(B) – Long-term

borrowings principal

repayments for the

3-5 year period

includes all unamortized

fees as of

June 30, 2024.
Interest payments based on

applicable interest rates as of

June 30, 2024, and expected

outstanding long-term borrowings over
the period. All amounts converted from ZAR to USD using the June 30, 2024,

USD/ ZAR exchange rate.

(C) – Refer to Note 8 to our audited consolidated financial statements.

(D) – Includes policyholder liabilities of $2.6 million related to our insurance business. All amounts are translated at exchange rates applicable as of June 30, 2024.

(E) –

We

have excluded

cross-guarantees in

the aggregate

amount of

$0.1 million

issued as

of June

30, 2024,

to RMB

and
Nedbank

to secure

guarantees it

has issued

to third

parties on

our behalf

as the

amounts that

will be

settled in

cash are

not
known and the timing of any payments is uncertain.

Off-Balance Sheet Arrangements
We have no off

-balance sheet arrangements.
Capital Expenditures
Capital expenditures for the years ended June 30, 2024, 2023 and 2022 were as follows:
Table 18
2024 2023 2022
2024 2023 2022
$ $ $
ZAR ZAR ZAR
‘000 ‘000 ‘000 ‘000 ‘000 ‘000
Consumer
1,317 3,170 1,712 24,607 56,870 26,019
Merchant
11,348 12,986 2,846 212,030 232,969 43,253
Total 12,665 16,156 4,558 236,637 289,839 69,272
Our capital expenditures

for fiscal 2024,

2023 and 2022, are

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

2024,

of $0.3

million.

We

expect

to fund

these expenditures
through

internally-generated

funds.

In

addition

to

these

capital

expenditures,

we

expect

that

capital

spending

for

fiscal

2025

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
Currency Exchange Risk
We are subject to currency exchange risk because we purchase components for vaults, that we assemble, and inventories that we are required

to settle

in other

currencies, primarily

the euro,

renminbi, and

U.S. dollar.

We

have used

forward contracts

in order

to
limit our exposure

in these transactions

to fluctuations in

exchange rates between

the South African

rand (“ZAR”), on

the one hand,
and the U.S. dollar and the euro, on the other hand.

We
had no outstanding foreign exchange contracts as of June 30,

2024 and 2023.
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
Interest Rate Risk
As a result

of our normal borrowing

activities, our operating results

are exposed to fluctuations

in interest rates,

which we manage
primarily through

regular financing

activities. Interest rates

in South Africa

have been trending

upwards in recent

quarters but have,
as of the

date of this

Annual Report, stabilized and

are expected to

remain at current

levels, or perhaps

even decline moderately

towards
the last quarter of calendar 2024. We periodically evaluate the cost and effectiveness of interest rate hedging strategies to manage this
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

as of
June 30, 2024. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the interest rates applicable to the borrowings as of June 30,

2024, are shown. The

selected 1% hypothetical change does

not reflect what could be considered

the best-
or worst-case scenarios.

Table 19 As of June 30, 2024
Annual expected
interest charge

($ ’000)
Hypothetical
change in
interest rates
Impact of
hypothetical
change in
interest rates

($ ’000)
Estimated annual
expected interest
charge after
hypothetical change
in interest rates

($ ’000)
Interest on South Africa borrowings 19,930 1% 1,599 21,529
(1%) (1,598) 18,332
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

-traded price of equity
securities that we hold. As of June 30, 2024, we did not have any equity securities that were exchange-traded and held as available for
sale. Historically, exchange

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

As of June 30, 2024, we did not own any exchange-traded equity securities.

ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA
Our audited

consolidated financial

statements, together

with the

reports

of our independent

registered public

accounting firms,
appear on pages F-1 through F-76 of this Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.

CONTROLS AND PROCEDURES
Evaluation of disclosure controls

and procedures
Under the

supervision and

with the

participation of

our management,

including our

Executive Chairman

and our

Group Chief
Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Executive Chairman and
Group Chief

Financial Officer

concluded that

our disclosure

controls and

procedures were

not effective

as of

June 30,

2024, due

to
the material weaknesses in internal control over financial reporting as described below.
Internal Control over Financial Reporting
Internal control over financial reporting

is a process designed

by, or under the supervision of, our

Executive Chairman and Group
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

Executive

Chairman

and

our

Group

Chief

Financial

Officer,

is

responsible

for

establishing

and
maintaining

adequate

internal

control

over

our

financial

reporting.

Management

conducted

an

evaluation

of

the

effectiveness

of
internal control over financial reporting based on criteria established in Internal Control – Integrated Framework

(2013) issued by the
Committee

of Sponsoring

Organizations

of the

Treadway

Commission

(COSO). Based

on this

evaluation

and as

described

below,
management concluded that our internal control over financial reporting was not effective as of June 30, 2024.
A material

weakness is

a deficiency,

or a

combination of

deficiencies, in

internal control

over financial

reporting, such

that a
reasonable

possibility

exists that

a

material

misstatement

of

our

annual

or

interim

financial statements

would

not

be

prevented

or
detected on a timely basis.
As

of

June

30,

2024,

we

identified

material

weaknesses

related

to

information

technology

general

controls

(“ITGCs”),
specifically

insufficient

risk

assessment,

design

and

implementation,

monitoring

activities

and

training

of

individuals

to

operate
controls in the

areas of user access

and program-change management

for certain information

technology (“IT”) systems

that support
our financial reporting processes. As a result, the related process-level

IT dependent manual and automated application controls were
deemed ineffective since they could not be relied upon.
Management has also identified material weaknesses

related to insufficient design and implementation of

controls and associated
policies and procedures in

its annual goodwill

impairment assessment, resulting in

a lack of

precision in evaluating certain

assumptions
used and a lack of validation of the completeness and accuracy of data used in the goodwill impairment model.

The material

weaknesses described

above did

not result

in any

misstatements to

our

annual

or interim

consolidated

financial
statements, and

there were

no changes

to previously

reported financial

results. However,

each of

these material

weaknesses, if

not
remedied, present a

reasonable possibility that

a misstatement to

our financial statement

accounts or disclosures

would not be

prevented
or detected on a timely basis.
Lesaka’s independent registered public accounting firm, KPMG,

Inc., who audited the

consolidated financial statements

included
in this Annual

Report, has expressed

an adverse report

on the operating

effectiveness of our

internal control over

financial reporting
as of June 30, 2024, which appears in Part II, Item 8 of this Annual Report.
Remediation of Material Weaknesses
To

address

the

material

weaknesses,

our

management,

with

the

support

of

our

IT

governance

team,

has

commenced

with
remediation of these material

weaknesses including, but not

limited to: (1) developing

and implementing a comprehensive

remediation
plan

that includes

specific actions

aimed

at educating

control owners

about

the operation

and

importance

of ITGCs,

including

the
principles and requirements of each control,

with a focus on

user access and change management

controls over IT systems that

support
financial reporting processes;

(2) enhancing and

maintaining documentation of

ITGCs to ensure

continuity in the

event of employee
or personnel

changes; (3)

implementing improved

risk assessment

procedures and

controls for

IT system

changes to

better identify
financially relevant

applications and

to enhance the

selection, development,

and monitoring of

control activities and

procedures; (4)
collaborating

closely with

internal and

external assurance

partners

to ensure

the robustness

of our

remediation

plan; (5)

creating a
goodwill

impairment

model

reviewer

checklist

that

includes

specific

review

procedures

to

be

performed

by

the

reviewer

of

the
goodwill impairment

model, who

will be required

to complete the

checklist as

evidence of

their review;

and (6) enhanced

quarterly
reporting to the Audit Committee on the remediation measures and effectiveness of the same.
While we are actively taking steps

to implement our remediation plan, the material weaknesses

will not be deemed resolved until
the enhanced controls operate

for a sufficient period

of time and

management has confirmed

through testing that the

same are operating
effectively.

We

will continue to

monitor the remediation

plan's effectiveness

and adjust

our efforts

as needed. As

we assess and

test
our internal control over financial reporting, we may identify the need for additional measures or modifications to the plan.
Changes in Internal Control over Financial Reporting
Except as described above,

there were no changes

in our internal control over

financial reporting during the

quarter ended June
30, 2024, that have materially affected, or are reasonably

likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
To the shareholders

and Board of Directors of Lesaka Technologies,

Inc.
Opinion on Internal Control Over Financial Reporting

We

have

audited

Lesaka

Technologies,

Inc.

and

subsidiaries’
(the

Company)

internal

control

over

financial

reporting

as

of
June 30, 2024, based

on criteria established

in
Internal Control – Integrated

Framework (2013)

issued by the

Committee of

Sponsoring
Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives

of the control

criteria, the Company has

not maintained effective internal

control over financial reporting
as of

June 30,

2024,

based on

criteria established

in
Internal

Control

– Integrated

Framework (2013)

issued by

the Committee

of
Sponsoring Organizations of the Treadway

Commission.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United

States)
(PCAOB),

the consolidated

balance sheets

of the

Company as

of June

30, 2024,

the related

consolidated

statements of

operations,
comprehensive (loss) income, changes in equity,

and cash flows for the year ended June 30, 2024, and the related notes (collectively,
the consolidated financial

statements), and

our report

dated September 11,

2024 expressed an

unqualified opinion on

those consolidated
financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that

a material misstatement of the

company’s annual

or interim financial statements will

not be prevented
or

detected

on

a

timely

basis.

Material

weaknesses

related

to

information

technology

general

controls

(“ITGCs”),

specifically
insufficient

risk assessment,

design and

implementation, monitoring

activities and

training of

individuals to

operate controls

in the
areas of

user access

and program-change

management for

certain information

technology (“IT”)

systems that

support the

financial
reporting

processes

and

insufficient

design

and

implementation

of

controls

and

associated

policies

and

procedures

in

the

annual
goodwill

impairment

assessment

have

been

identified

and

included

in

management’s

assessment.

The

material

weaknesses

were
considered in determining

the nature, timing,

and extent of

audit tests

applied in our

audit of

the 2024 consolidated

financial statements,
and this report does not affect our report on those consolidated financial statements.
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

audit of internal

control over financial

reporting included

obtaining an understanding

of internal control

over financial
reporting,

assessing

the

risk

that

a

material

weakness

exists,

and

testing

and

evaluating

the

design

and

operating

effectiveness

of
internal control

based on the

assessed risk. Our

audit also included

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

KPMG, Inc
KPMG, Inc.
Registered Auditors
Johannesburg, South Africa
September 11, 2024

ITEM 9B.

OTHER INFORMATION
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities

Exchange Act of 1934 (the “Exchange Act”),
may from time to time

enter into plans for the

purchase or sale of our

common stock that are

intended to satisfy the affirmative defense
conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2024, no officers or directors, as defined in

Rule
16a-1(f),
adopted
,
modified
,

or
terminated

a

“Rule

10b5-1
trading

arrangement”

or

a

“non-Rule

10b5-1

trading

arrangement,”

as
defined in Item 408 of Regulation S-K.
ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT
INSPECTIONS
Not applicable.

PART

III
ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE
Information

about

our

executive

officers

is

set

out

in

Part

I,

Item

1

under

the

caption

“Our

Executive

Officers.”

The

other
information required

by this

Item is incorporated

by reference

to the

sections of

our definitive

proxy statement

for our

2024 annual
meeting of shareholders entitled “Board of Directors and Corporate

Governance” and “Additional Information.”
ITEM 11.

EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2024
annual meeting of shareholders entitled

“Executive Compensation,” “Board of

Directors and Corporate Governance—Compensation
of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”
ITEM 12.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER

MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2024
annual

meeting

of

shareholders

entitled

“Security

Ownership

of

Certain

Beneficial

Owners

and

Management”

and

“Equity
Compensation Plan Information.”
ITEM 13.

CERTAIN

RELATIONSHIPS

AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2024
annual

meeting

of

shareholders

entitled

“Certain

Relationships

and

Related

Transactions”

and

“Board

of

Directors

and

Corporate
Governance.”
ITEM 14.

PRINCIPAL ACCOUNTANT

FEES AND SERVICES
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2024
annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART

IV
ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

a)

The following documents are filed as part of this report
1. Financial Statements

The following financial statements are included on pages F-1 through F-76.
Report of the Independent Registered Public Accounting Firm

–
KPMG, Inc.

(PCAOB Firm ID
1025
)
F-2
Report of the Independent Registered Public Accounting Firm

–
Deloitte & Touche

(South Africa) (PCAOB
Firm ID 0
1130
)
F-4
Consolidated balance sheets as of June 30, 2024 and 2023
F-5
Consolidated statements of operations for the years ended June 30, 2024,

2023 and 2022
F-6
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2024, 2023 and 2022
F-7
Consolidated statements of changes in equity for the years ended June 30, 2024, 2023 and 2022
F-8
Consolidated statements of cash flows for the years ended June 30, 2024, 2023 and 2022
F-11
Notes to the consolidated financial statements
F-12
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
Capital Investments Proprietary Limited; Vista
Treasury Proprietary Limited; K2021477132 (South
Africa) Proprietary Limited; and Cash Connect
Management Solutions Proprietary Limited.
8-K 10.1 November 2, 2021
2.2
Sale and Purchase Agreement, dated May 7, 2024,
between Lesaka Technologies Proprietary Limited;
Lesaka Technologies, Inc. and the parties listed in
Annexure A.
8-K 10.1 May 7, 2024
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

14A A September 30, 2022

10.7*
Amendment to the 2022 Amended and Restated
Stock Incentive Plan of Lesaka Technologies, Inc.
14A B April 22, 2024
10.8*
Employment Agreement, dated as of December 4,
2023, between Lesaka Technologies, Inc. and Ali
Mazanderani
8-K 10.1 December 4, 2023
10.9*
Option Award Agreement between Ali Mazanderani
and Lesaka Technologies, Inc.
14A A April 22, 2024
10.10*
Contract of Employment, dated as of June 30, 2021,
between Net1 Applied Technologies South Africa
(Pty) Ltd and Christopher Guy Butt Meyer
8-K 10.1 June 30, 2021
10.11*
Restrictive Covenants Agreement, dated as of June
30, 2021, between Net1 Applied Technologies South
Africa (Pty) Ltd and Christopher Guy Butt Meyer
8-K 10.2 June 30, 2021
10.12*
Employment Agreement, dated as of June 30, 2021,
between Net 1 UEPS Technologies, Inc. and
Christopher Guy Butt Meyer
8-K 10.3 June 30, 2021
10.13*
Restrictive Covenants Agreement, dated as of June
30, 2021, between Net 1 UEPS Technologies, Inc.
and Christopher Guy Butt Meyer
8-K 10.4 June 30, 2021
10.14*
Contract of Employment, effective February 5, 2021,
between Net1 Applied Technologies South Africa
Proprietary Limited and Lincoln Mali
8-K 10.1 February 11, 2021
10.15*
Restrictive Covenants Agreement, effective February
5, 2021, between Net1 Applied Technologies South
Africa Proprietary Limited and Lincoln Mali
8-K 10.2 February 11, 2021
10.16*
Contract of Employment, dated as of December 9,
2021, between Net1 Applied Technologies South
Africa (Pty) Ltd and Naeem Kola
8-K 10.1 December 10, 2021

10.17*
Restrictive Covenants Agreement, dated as of
December 9, 2021, between Net1 Applied
Technologies South Africa (Pty) Ltd and Naeem Kola
8-K 10.2 December 10, 2021

10.18*
Employment Agreement, dated as of December 9,
2021, between Net 1 UEPS Technologies, Inc. and
Naeem Kola
8-K 10.3 December 10, 2021

10.19*
Restrictive Covenants Agreement, dated as of
December 9, 2021, between Net 1 UEPS
Technologies, Inc. and Naeem Kola
8-K 10.4 December 10, 2021
10.20*
Employment Agreement, dated as of February 8,
2023, between Lesaka Technologies, Inc. and Steven
John Heilbron
10-Q 10.52 May 9, 2023
10.21*
Restrictive Covenants Agreement, dated as of
February 8, 2023, between Lesaka Technologies, Inc.
and Steven John Heilbron

10-Q 10.53 May 9, 2023
10.22*
First Amendment to Restrictive Covenant
Agreements, dated as of December 9, 2021
8-K 10.7 December 10, 2021
10.23*
Consulting Agreement, dated August 5, 2020, by and
between the Company and Ali Mazanderani
8-K 10.2 August 5, 2020
10.24
Facility Letter between Nedbank Limited and Net1
Applied Technologies South Africa Limited and
certain of its subsidiaries dated as of December 13,
2013 and First Addendum thereto dated as of
December 18, 2013
8-K 10.27 December 19, 2013
10.25
Letter from Nedbank Limited to Net1 Applied
Technologies South Africa Proprietary Limited and
certain of its subsidiaries, dated December 7, 2016 8-K 10.50 December 9, 2016
10.26
Policy Agreement, dated April 11, 2016, among the
Company and the IFC Investors
8-K 10.32 April 12, 2016

10.27
Cooperation Agreement, dated May 13, 2020, by and
between Net 1 UEPS Technologies, Inc. and VCP
(Proprietary) Limited
8-K 10.1 May 14, 2020
10.28
Amendment No. 1 to Cooperation Agreement, dated
December 9, 2020, by and between Net 1 UEPS
Technologies, Inc. and Value Capital Partners (Pty)
Ltd
8-K 10.1 December 10, 2020
10.29
Amendment No. 2 to Cooperation Agreement, dated
March 22, 2022, by and between Net 1 UEPS
Technologies, Inc. and Value Capital Partners (Pty)
Ltd

10-K 10.32 September 9, 2022
10.30
Securities Purchase Agreement, dated March 22,
2022, among Net1 UEPS Technologies, Inc., Net1
Applied Technologies South Africa Proprietary
Limited and Value Capital Partners Proprietary
Limited
10-Q 10.58 May 10, 2022
10.31
Amendment No. 1 to Securities Purchase Agreement
dated March 16, 2023, among Lesaka Technologies,
Inc. (formerly Net1 UEPS Technologies, Inc.),
Lesaka Technologies Proprietary Limited (formerly
Net1 Applied Technologies South Africa Proprietary
Limited) and Value Capital Partners Proprietary
Limited
8-K 10.3 March 22, 2023
10.32
Senior Facility E Agreement, dated September 26,
2018, among Net1 Applied Technologies South
Africa Proprietary Limited, FirstRand Bank Limited
(acting through its Rand Merchant Bank division), as
lender, and FirstRand Bank Limited (acting through
its Rand Merchant Bank division), as agent
8-K 10.96 October 2, 2018
10.33
Letter of Amendment, dated August 2, 2021, among
Net1 Applied Technologies South Africa Proprietary
Limited and FirstRand Bank Limited (acting through
its Rand Merchant Bank division), as lender, related
to the amendment to the Senior Facility E Agreement
8-K 10.1 August 2, 2021
10.34
Letter of Amendment, dated January 22, 2024, among
Lesaka Proprietary Limited and FirstRand Bank
Limited (acting through its Rand Merchant Bank
division), as lender, related to the amendment to the
Senior Facility E Agreement
8-K 10.1 January 23, 2024
10.35
Fifth Amendment and Restatement Agreement, dated
March 16, 2023, between Lesaka Technologies
Proprietary Limited (as borrower), and FirstRand
Bank Limited (acting through its Rand Merchant
Bank division) (as lender), and FirstRand Bank
Limited (acting through its Rand Merchant Bank
division) (as facility agent)
8-K 10.1 March 22, 2023
10.36
Amendment and Restatement Agreement, dated
November 24, 2023, between Lesaka Technologies
Proprietary Limited (as borrower), and FirstRand
Bank Limited (acting through its Rand Merchant
Bank division) (as lender), and FirstRand Bank
Limited (acting through its Rand Merchant Bank
division) (as facility agent)
8-K 10.1 December 1, 2023
10.37
First Amendment and Restatement Agreement, dated
March 22, 2023, between Cash Connect Management
Solutions Proprietary Limited (as borrower), arranged
by FirstRand Bank Limited (acting through its Rand
Merchant Bank division) (as mandated lead arranger),
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division) (as facility agent)
8-K 10.2 March 22, 2023

10.38
Revolving Credit Facility Agreement, dated
November 29, 2022, between Cash Connect Capital
Proprietary Limited, the Parties Listed in Part I of
Schedule 1 (the Original Guarantors) and FirstRand
Bank Limited (acting through its Rand Merchant
Bank division) (as Lender)
8-K 10.1 December 5, 2022
14
Code of Ethics
X
21
Subsidiaries of Registrant
X
23.1
Consent of Independent Registered Public
Accounting Firm - KPMG, Inc.
X
23.2
Consent of Independent Registered Public
Accounting Firm - Deloitte & Touche (South Africa)
X
31.1
Certification of Principal Executive Officer pursuant
to Rules 13a-14(a) and 15d-14(a) under the Securities
Exchange Act of 1934, as amended
X
31.2
Certification of Principal Financial Officer pursuant
to Rules 13a-14(a) and 15d-14(a) under the Securities
Exchange Act of 1934, as amended
X
32
Certification pursuant to 18 USC Section 1350
X
97
Compensation Clawback Policy
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

By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman and Director

Date: September 11, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the
following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME TITLE DATE

/s/ Kuben Pillay Lead Independent Director and Director September 11, 2024
Kuben Pillay

/s/ Ali Mazanderani
Executive Chairman and Director (Principal Executive
Officer) September 11, 2024
Ali Mazanderani
/s/ Naeem E. Kola
Group Chief Financial Officer and Director (Principal
Financial and Accounting Officer) September 11, 2024
Naeem E. Kola

/s/ Antony C. Ball Director September 11, 2024
Antony C. Ball
/s/ Nonkululeko N. Gobodo Director September 11, 2024
Nonkululeko N. Gobodo
/s/ Javed Hamid Director September 11, 2024
Javed Hamid
/s/ Steven J. Heilbron Director September 11, 2024
Steven J. Heilbron
/s/ Lincoln C. Mali Director September 11, 2024
Lincoln C. Mali
/s/ Chris G.B. Meyer Director September 11, 2024
Chris G.B. Meyer

/s/ Sharron Venessa

Naidoo
Director September 11, 2024
Sharron Venessa

Naidoo
/s/ Monde Nkosi Director September 11, 2024
Monde Nkosi
/s/ Ekta Singh-Bushell Director September 11, 2024
Ekta Singh-Bushell

LESAKA TECHNOLOGIES, INC.
LIST OF CONSOLIDATED

FINANCIAL STATEMENTS
Report of the Independent Registered Public Accounting Firm – KPMG Inc.
F-2
Report of the Independent Registered Public Accounting Firm – Deloitte & Touche (South Africa)
F-4
Consolidated balance sheets as of June 30, 2024 and 2023
F-5
Consolidated statements of operations for the years ended June 30, 2024, 2023 and 2022
F-6
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2024, 2023 and 2022
F-7
Consolidated statements of changes in equity for the years ended June 30, 2024, 2023 and 2022
F-8
Consolidated statements of cash flows for the years ended June 30, 2024, 2023 and 2022
F-11
Notes to the consolidated financial statements
F-12

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
To the shareholders

and the Board of Directors of Lesaka Technologies,

Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying

consolidated balance sheets of Lesaka Technologies Inc. and

subsidiaries (the Company) as
of June 30,

2024, the related

consolidated statements of

operations, comprehensive

(loss) income, changes

in equity,

and cash flows
for

the

year

ended

June

30,

2024,

and

the

related

notes

(collectively,

the

consolidated

financial

statements).

In

our

opinion,

the
consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and the results of its operations and

its cash flows for the

year ended June 30, 2024, in conformity

with U.S. generally accepted accounting
principles.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting

Oversight Board

(United States)
(PCAOB), the Company’s internal

control over financial

reporting as of

June 30, 2024, based

on criteria established

in
Internal Control
– Integrated Framework

(2013)

issued by the Committee

of Sponsoring Organizations

of the Treadway

Commission, and our report
dated September 11,

2024
expressed an

adverse opinion on

the effectiveness of

the Company’s internal control

over financial

reporting.
Basis for Opinion
These consolidated

financial statements

are the

responsibility of

the Company’s

management. Our

responsibility is

to express
an opinion on these

consolidated financial statements based on

our audits. We are a public accounting

firm registered with the PCAOB
and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the
audit to

obtain reasonable

assurance about

whether the

consolidated financial

statements are

free of

material misstatement,

whether
due

to

error

or

fraud.

Our

audits included

performing

procedures

to

assess

the

risks

of

material

misstatement

of

the

consolidated
financial statements, whether

due to error or

fraud, and performing

procedures that respond

to those risks. Such

procedures included
examining, on

a test basis,

evidence regarding

the amounts

and disclosures

in the

consolidated financial

statements. Our

audits also
included evaluating

the accounting principles

used and significant

estimates made by

management, as well

as evaluating

the overall
presentation of the consolidated financial statements. We

believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The

critical

audit

matter

communicated

below

is a

matter

arising

from

the

current

period audit

of

the

consolidated

financial
statements

that

was

communicated

or

required

to

be

communicated

to

the

audit

committee

and

that:

(1)

relates

to

accounts

or
disclosures

that

are

material

to

the

consolidated

financial

statements

and

(2)

involved

our

especially

challenging,

subjective,

or
complex judgments. The communication of the

critical audit matter does

not alter in any way

our opinion on the consolidated

financial
statements, taken

as a

whole, and

we are

not, by

communicating the

critical audit

matter below,

providing separate

opinions on

the
critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the Company’s

goodwill impairment test for certain reporting units
As discussed in Notes 2 and 10 to the consolidated financial statements, the

Company recorded goodwill as of June 30, 2024 of
$138,551 thousand. The Company tests

for impairment of goodwill on

an annual basis and

at any other time if

events or circumstances
change

that could

trigger an

impairment

test. The

Company uses

a discounted

cash flow

model to

estimate the

fair value

for each
reporting unit,

which requires

the Company

to make

significant estimates

and assumptions

related to

reporting unit

revenue growth
rates. In

addition,

the discounted

cash flow

model requires

the Company

to select

an appropriate

weighted average

cost of

capital
applicable to peer and industry comparables of the reporting units.

We

identified the

assessment of

the Company’s

goodwill impairment

test for

certain reporting

units as

a critical

audit matter.
Subjective

auditor

judgement

and

specialized

skills

and

knowledge

were

required

to

evaluate

certain

assumptions

used

in

the
discounted

cashflow model,

specifically,

reporting unit

revenue

growth rates

and the

weighted

average cost

of capital.

Changes

in
these assumptions could have a significant impact on the fair value of the reporting units.

The following are the primary procedures we performed to address this critical audit matter:

•
we evaluated the reporting

unit revenue growth rates

by comparing the growth

rates against historic performance,

approved
budgets and expected future performance based on industry and reporting unit specific factors and independent research;

•
we involved

valuation professionals

with specialized

skills and

knowledge who

assisted in

the evaluation

of the

weighted
average cost of

capital used by the

Company by developing a

range of independent

estimates of weighted average

cost of capital

for
certain reporting units and comparing this range to the weighted average cost of capital selected by the Company; and
•
we performed sensitivity analyses over these assumptions to

assess their impact on the Company’s determination that the fair value of the reporting units exceeds their carrying value.

/s/ KPMG, Inc
We have served

as the Company’s auditor since 2024
KPMG, Inc.
Registered Auditors
Johannesburg, South Africa
September 11, 2024

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
To the shareholders

and the Board of Directors of Lesaka Technologies,

Inc.
Opinion on the Financial Statements
We have

audited the accompanying consolidated

balance sheet of Lesaka Technologies,

Inc. and subsidiaries (the “Company”)
as of June

30, 2023, the related

consolidated statements of operations,

comprehensive (loss) income, changes

in equity, and cash flows,
for each of

the two years

in the period

ended June 30,

2023, and the

related notes (collectively

referred to as

the “financial statements”).
In our

opinion, the

financial statements

present fairly,

in all

material respects,

the financial

position of

the Company

as of

June 30,
2023, and

the results of

its operations

and its cash

flows for

each of

the two years

in the period

ended June 30,

2023, in conformity
with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements

are the responsibility

of the Company's

management. Our

responsibility is to express

an opinion on
the

Company's

financial

statements

based

on

our

audits.

We

are

a

public

accounting

firm

registered

with

the

Public

Company
Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance
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
/s/ Deloitte & Touche
Deloitte & Touche
Registered Auditors
Johannesburg, South Africa
September 12, 2023
We began serving

as the Company's auditor in 2004. In 2023 we became the predecessor auditor.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2024 and 2023

June 30, June 30,
2024 2023
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
59,065
$
35,499
Restricted cash related to ATM funding

and short-term credit facilities (Note 12)
6,853
23,133
Accounts receivable, net and other receivables (Note 4)
36,667
25,665
Finance loans receivable, net (Note 4)
44,058
36,744
Inventory (Note 5)
18,226
27,337
Total current assets before settlement assets
164,869
148,378
Settlement assets
22,827
15,258
Total current assets
187,696
163,636
PROPERTY,

PLANT AND EQUIPMENT, NET (Note 7)
31,936
27,447
OPERATING LEASE RIGHT-OF-USE (Note 8)
7,280
4,731
EQUITY-ACCOUNTED INVESTMENTS

(Note 9)
206
3,171
GOODWILL (Note 10)
138,551
133,743
INTANGIBLE ASSETS, NET (Note 10)
111,353
121,597
DEFERRED TAX ASSETS, NET
3,446
10,315
OTHER LONG-TERM ASSETS, including equity securities (Note 9 and 11)
77,982
77,594
TOTAL ASSETS
558,450
542,234
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 12)
6,737
23,021
Short-term credit facilities (Note 12)
9,351
9,025
Accounts payable
16,674
12,380
Other payables (Note 13)
56,051
36,297
Operating lease liability - current (Note 8)
2,343
1,747
Current portion of long-term borrowings (Note 12)
3,878
3,663
Income taxes payable
654
1,005
Total current liabilities before settlement obligations
95,688
87,138
Settlement obligations
22,358
14,774
Total current liabilities
118,046
101,912
DEFERRED TAX LIABILITIES, NET
38,128
46,840
OPERATING LEASE LIABILITY - LONG TERM (Note 8)
5,087
3,138
LONG-TERM BORROWINGS (Note 12)
139,308
129,455
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 11)
2,595
1,982
TOTAL LIABILITIES
303,164
283,327
REDEEMABLE COMMON STOCK (Note 14)
79,429
79,429
EQUITY
COMMON STOCK (Note 14)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - 2024:
64,272,243
; 2023:
63,640,246
83
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

2024:
-

; 2023:
-
- -
ADDITIONAL PAID-IN-CAPITAL
343,639
335,696
TREASURY SHARES, AT

COST: 2024:
25,563,808
; 2023:
25,244,286
(289,733)
(288,238)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 15)
(188,355)
(195,726)
RETAINED EARNINGS
310,223
327,663
TOTAL LESAKA EQUITY
175,857
179,478
NON-CONTROLLING INTEREST
-
-
TOTAL EQUITY
175,857
179,478
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
558,450
$
542,234
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF OPERATIONS
for the years ended June 30, 2024, 2023 and 2022

2024 2023 2022
(In thousands, except per share data)
REVENUE (Note 16) $
564,222
$
527,971
$
222,609
Services rendered
529,818
486,800
178,846
Loan-based fees received
29,948
25,308
22,444
Sale of goods
4,456
15,863
21,319
EXPENSE
Cost of goods sold, IT processing, servicing and support
442,673
417,544
168,317
Selling, general and administration
92,001
95,050
74,993
Depreciation and amortization
23,665
23,685
7,575
Reorganization costs
-
-
5,894
Transaction costs related to Adumo (2024) and Connect (2022) acquisitions (Note 3)
2,293
-
6,025
Impairment loss (Note 10)
-
7,039
-
OPERATING INCOME (LOSS)
3,590
(15,347)
(40,195)
REVERSAL OF ALLOWANCE FOR

DOUBTFUL EMI DEBT RECEIVABLE

(Note 9)
250
-
-
LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 9)
-
205
376
GAIN ON DISPOSAL OF EQUITY SECURITIES (Note 9)
-
-
720
GAIN RELATED TO

FAIR VALUE

ADJUSTMENT TO CURRENCY OPTIONS (Note 6)
-
-
3,691
INTEREST INCOME
2,294
1,853
2,089
INTEREST EXPENSE
18,932
18,567
5,829
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)
(12,798)
(32,266)
(39,900)
INCOME TAX EXPENSE (BENEFIT) (Note 18)
3,363
(2,309)
327
LOSS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS
(16,161)
(29,957)
(40,227)
LOSS FROM EQUITY-ACCOUNTED INVESTMENTS

(Note 9)
(1,279)
(5,117)
(3,649)
NET LOSS FROM CONTINUING OPERATIONS
(17,440)
(35,074)
(43,876)
NET LOSS ATTRIBUTABLE

TO LESAKA
$
(17,440)
$
(35,074)
$
(43,876)
Net loss per share, in United States dollars (Note 19):
Basic loss attributable to Lesaka shareholders $
(0.27)
$
(0.56)
$
(0.75)
Diluted loss attributable to Lesaka shareholders $
(0.27)
$
(0.56)
$
(0.75)
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE (LOSS) INCOME
for the years ended June 30, 2024, 2023 and 2022

2024 2023 2022
(In thousands)
Net loss $
(17,440)
$
(35,074)
$
(43,876)
Other comprehensive income (loss), net of taxes:
Movement in foreign currency translation reserve
6,291
(31,183)
(25,413)
Movement in foreign currency translation reserve related to equity-accounted investments (Note 15)
489
3,935
1,239
Release of foreign currency translation reserve related to disposal of

Finbond equity
securities (Note 9 and Note 15)
1,543
362
587
Release of foreign currency translation reserve related to liquidation of subsidiaries
(Note 15)
(952)
-
468
Total other comprehensive

income (loss), net of taxes
7,371
(26,886)
(23,119)
Comprehensive loss
(10,069)
(61,960)
(66,995)
Comprehensive loss attributable to Lesaka $
(10,069)
$
(61,960)
$
(66,995)
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
$
79,429

LESAKA TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2023 (dollar amounts in thousands)

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1,

2022
87,215,613
$
83
(24,891,292)
$
(286,951)
62,324,321
$
327,891
$
362,737
$
(168,840)
$
234,920
$
-
$
234,920
$
79,429
Treasury shares repurchased
(352,994)
(1,287)
(352,994)
-
(1,287)
(1,287)
Shares issued
206,239
206,239
-
-
-
Restricted stock granted
1,418,386
1,418,386
-
-
-
Exercise of stock options
158,659
158,659
481
481
481
Stock-based compensation charge (Note
17)
7,673
7,673
7,673
Reversal of stock-based compensation
charge (Note 17)
(114,365)
(114,365)
(364)
(364)
(364)
Stock-based compensation charge
related to equity-accounted investment
(Note 9)
15
15
15
Net loss
(35,074)
(35,074)
-
(35,074)
Other comprehensive loss (Note 15)
(26,886)
(26,886)
-
(26,886)
Balance – June 30, 2023
88,884,532
$
83
(25,244,286)
$
(288,238)
63,640,246
$
335,696
$
327,663
$
(195,726)
$
179,478
$
-
$
179,478
$
79,429

LESAKA TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2024 (dollar amounts in thousands)

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
$
179,478
$
79,429
Treasury shares repurchased
(319,522)
(1,495)
(319,522)
-
(1,495)
(1,495)
Shares issued
194,454
194,454
-
-
-
Restricted stock granted
1,002,241
1,002,241
-
-
-
Exercise of stock options
54,287
54,287
165
165
165
Stock-based compensation charge (Note
17)
8,045
8,045
8,045
Reversal of stock-based compensation
charge (Note 17)
(299,463)
(299,463)
(134)
(134)
(134)
Stock-based compensation charge
related to equity-accounted investment
(Note 9)
(133)
(133)
(133)
Net loss
(17,440)
(17,440)
-
(17,440)
Other comprehensive income (Note 15)
7,371
7,371
-
7,371
Balance – June 30, 2024
89,836,051
$
83
(25,563,808)
$
(289,733)
64,272,243
$
343,639
$
310,223
$
(188,355)
$
175,857
$
-
$
175,857
$
79,429
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF CASHFLOWS
for the years ended June 30, 2024, 2023 and 2022

2024 2023 2022
(In thousands)
Cash flows from operating activities
Net loss $
(17,440)
$
(35,074)
$
(43,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
23,665
23,685
7,575
Impairment loss (Note 10)
-
7,039
-
Movement in allowance for credit losses
5,158
6,495
1,551
Fair value adjustment related to financial liabilities
(853)
(20)
(466)
(Profit) Loss on disposal of property, plant and equipment
(305)
(468)
(2,849)
Stock-based compensation charge (Note 17)
7,911
7,309
2,962
Gain on disposal of equity securities (9)
-
-
(720)
Loss on disposal of equity-accounted investment (9)
-
205
376
Interest payable
1,119
5,069
9
Facility fee amortized (Note 12)
443
864
251
Loss from equity-accounted investments (Note 9)
1,279
5,117
3,649
Movement in allowance for doubtful loans to equity-accounted investments
(250)
-
38
Dividends received from equity-accounted investments
95
42
155
Changes in net working capital
(Increase) Decrease in accounts receivable (Note 20)
(10,873)
(1,687)
11,102
Increase in finance loans receivable (Note 20)
(10,029)
(12,353)
(2,047)
Decrease (Increase) in inventory
9,840
2,172
(4,820)
Increase (Decrease) in accounts payable and other payables
22,141
1,705
(8,851)
(Decrease) Increase in income taxes payable
(400)
(800)
1,087
Deferred tax expense (benefit)
(2,712)
(8,890)
(2,324)
Net cash provided by (used in) operating activities
28,789
410
(37,198)
Cash flows from investing activities
Capital expenditures
(12,665)
(16,156)
(4,558)
Proceeds from disposal of property, plant and equipment
1,565
1,497
4,217
Acquisition of intangible assets
(294)
(419)
-
Proceeds from disposal of equity-accounted investment (Note 9)
3,508
656
865
Loans to equity-accounted investment (Note 9)
-
(112)
-
Repayment of loans by equity-accounted investments
250
112
-
Acquisitions, net of cash acquired (Note 3)
(1,583)
-
(202,159)
Proceeds from disposal of equity-accounted investment - Bank Frick (Note 9)
-
-
11,390
Proceeds from disposal of equity securities (Note 9)
-
-
720
Net change in settlement assets
(7,196)
(2,036)
(4,163)
Net cash (used in) provided by investing activities
(16,415)
(16,458)
(193,688)
Cash flows from financing activities
Proceeds from bank overdraft (Note 12)
182,990
520,065
570,862
Repayment of bank overdraft (Note 12)
(199,642)
(547,271)
(525,459)
Long-term borrowings utilized (Note 12)
23,728
24,355
78,851
Repayment of long-term borrowings (Note 12)
(20,073)
(17,512)
(5,581)
Non-refundable deal origination fees/ guarantee fees (Note 12)
-
(100)
(1,307)
Acquisition of treasury stock

(1,495)
(1,287)
-
Proceeds from exercise of stock options
165
481
759
Net change in settlement obligations
7,214
2,148
4,134
Net cash (used in) provided by financing activities
(7,113)
(19,121)
122,259
Effect of exchange rate changes on cash
2,025
(10,999)
(10,338)
Net decrease in cash, cash equivalents and restricted cash
7,286
(46,168)
(118,965)
Cash, cash equivalents and restricted cash – beginning of period
58,632
104,800
223,765
Cash, cash equivalents and restricted cash – end of period (Note 20) $
65,918
$
58,632
$
104,800
See accompanying notes to consolidated financial statements

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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
The Company has incurred significant losses since its contract to distribute social grants expired in September 2018. A strategic imperative for the Company was to

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
for the years ended June 30, 2024 and 2023 and 2022
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
The primary beneficiary is considered

to be the entity that will absorb a

majority of the entity's expected losses,

receive a majority of
the entity's expected residual returns, or both. No entities were required to be consolidated as a result of these requirements during the years ended June 30, 2024, 2023 and 2022.
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
Cash and cash equivalents

include cash on hand and funds

deposited in bank accounts with

financial institutions that are liquid,
unrestricted and

readily available.

Restricted cash

represents cash

which is

legally or

contractually restricted

as to

use and

includes
cash related to cash withdrawn from the Company’s debt facilities to fund ATMs as well cash in certain bank accounts that have been
ceded to under certain of the Company’s

borrowings.
Allowance for credit losses
Allowance for credit losses
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)
Allowance for credit losses (continued)
Allowance for credit losses (continued)
The Company uses a lifetime loss rate by expressing write-off experience as a percentage of corresponding invoice amounts (as opposed to outstanding balances).

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
Vaults
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

30, 2024

and 2023,

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
for the years ended June 30, 2024 and 2023 and 2022
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
for the years ended June 30, 2024 and 2023 and 2022
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

30, 2024 and 2023, respectively.
Available for sale
Debt

securities

acquired

by the

Company

that

have

readily

determinable

fair values

are classified

as available

for

sale if

the
Company has not classified them as trading securities or if it does not have the ability or positive intent to hold the debt security until maturity.

The Company is

required to make

an election to

account for these

debt securities as

available for

sale. These available

for
sale debt securities

are initially measured

at fair value. These

debt securities are

subsequently measured at

fair value with unrealized
gains

and

losses

from

available

for

sale

investments

in

debt

securities

reported

as

a

separate

component

of

accumulated

other
comprehensive income, net of deferred income

taxes, in shareholders’ equity. The Company had
no

debt securities that were classified
as available for sale securities as of June 30, 2024 and 2023, respectively.
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

June 30,
2024 and

2023, respectively,

refer to

Note 4.

The Company

uses historical

default experience

over the

lifetime of

debt securities

in
order to calculate a lifetime loss rate

for its held to maturity debt securities. As

of each of July 1, 2023, and

June 30, 2024, the carrying
value of the Company’s held

to maturity debt securities was $
0
.
Impairment of debt securities
Up

until

the

adoption

of

guidance

regarding
Measurement

of

Credit

Losses

on

Financial

Instruments

on

July

1,

2023,

the
Company’s available for sale and held to maturity debt securities with unrealized losses are reviewed quarterly to identify other-than-
temporary impairments in value.
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
for the years ended June 30, 2024 and 2023 and 2022
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

prices equity

securities”). Changes

in the fair

value of

the Company’s

cost minus

changes in

observable prices

equity
securities are discussed in Note 9. There were
no

changes in the fair value of the Company’s cost minus

changes in observable prices
equity securities during the

year ended June 30,

2024, 2023 and 2022,

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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)
Redeemable common stock (continued)
Redeemable common stock is reclassified as permanent equity when presentation outside permanent equity is no longer required
(if, for example, a redemption

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

obligations
based on

observable standalone

selling prices.

Revenue is

recognized net

of allowances

for
returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Nature of products and services
Prepaid airtime sold
The Company purchases airtime vouchers for resale to customers and acts as a principal in these transactions.

Airtime purchased
for resale is included in inventory and released to cost of goods sold,

IT processing, servicing and support upon sale of the inventory.
The Company negotiates and agrees sales prices for airtime sales with its customers and revenue is measured at the agreed contractual price. The Company recognizes revenue when the airtime is delivered to the customer.
Processing fees
The Company

earns processing

fees from

transactions processed

for its

customers. The

Company provides

its customers

with
transaction processing services that

involve the collection, transmittal

and retrieval of

all transaction data

in exchange for

consideration
upon completion of the transaction

and recognizes revenue from these

activities at a point in time.

In certain instances, the Company
also provides a funds collection

and settlement service for its

customers and recognizes revenue from these

activities at a point in

time.
The

Company

also

provides

customers

with

cash

management

and

digitization

services

which

enables

its

merchant

customers

to
deposit

cash into

digital vaults

operated

by the

Company,

after which

the funds

are then

electronically

accessible by

customers

to
either transfer to their nominated bank account or to pay certain pre-selected suppliers and recognizes revenue from these activities at a point in time.

The Company considers

each of these services

as a single performance

obligation. The Company’s

contracts specify
a transaction

price for

services provided.

Processing revenue fluctuates

based on

the type and

the volume of

transactions processed.
Revenue is recognized on the completion of the processed transaction.
The Company, as a transaction processor and in the capacity

of an agent, facilitates the delivery of

value added services (“VAS”)
to its

customers (including

prepaid airtime

vouchers, prepaid

electricity and

gaming vouchers)

and earns

a commission

once these
services are delivered to the

customer. The Company

recognizes revenue from these activities at

a point in time. Revenue

from these
transactions fluctuates based on the volume of VAS

services distributed.
Customers

serviced

by the

Company’s

Consumer

operating segment

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

Revenue is recognized on the completion of the processed transaction at a point in time.
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

accounts,

which

are earned

over

time and

billed

on a

monthly

basis. Revenue

from account

holders’

fees
fluctuates based on the number of active bank accounts.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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
The

monthly

service

fee

are

earned

over

time

and

is

fixed

upon

initiation

and

does

not

change

over

the

term

of

the

loan

and

is
recognized when billed on a monthly basis.
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
June 30, 2024,

2023 and 2022, the

Company incurred research

and development expenditures

of $
0.5

million, $
0.5

million and $
0.5
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)
Income taxes

The Company

provides for income

taxes using the

asset and liability

method. This

approach recognizes

the amount of

income
taxes payable or refundable

for the current year,

as well as deferred

tax assets and liabilities for

the future tax consequence

of events
recognized in the financial statements and tax returns. Deferred taxes are adjusted to reflect the effects of changes in tax laws or rates
in the

period of

enactment. The

majority of

the Company’s

income

taxes and

deferred tax

balances arise

in the

South Africa.

The
Company used the enacted statutory

tax rate of
27
% for the years ended June 30,

2024 and 2023, and the enacted rate

of
28
% for the
year ended

June 30,

2022 to

measure current

tax expense

(benefit) and

deferred tax

expense (benefit)

in South

Africa. There

was a
change in the South African

enacted tax rate during the

year ended June 30, 2023,

from
28
% to
27
%, and the Company measured

its
South African current tax expense for the years ended June 30, 2023 and 2024 and its South African deferred tax assets and liabilities as of June 30, 2023 and 2024, using the enacted statutory tax rate in South

Africa of
27
%.
In establishing the appropriate deferred tax asset valuation allowances, the Company assesses the realizability of its deferred tax assets, and based on all available evidence, both positive

and negative, determines whether it is more likely than not

that the deferred
tax assets or a portion thereof will be realized.
Unrecognized tax benefits are recorded in the financial statements for positions which are not considered more likely than not of being sustained based on the

technical merits of the position

on examination by the taxing authorities.

For positions that meet the more
likely than not standard, the measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in

management’s judgement, is greater than 50%

likely of being realized

based on a

cumulative probability assessment
of the

possible outcomes.

The Company’s

policy

is to

include interest

related

to income

taxes in

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
for the years ended June 30, 2024 and 2023 and 2022
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

For trade and

other receivables,

loans, and

other financial

instruments, an entity

is required

to use a

forward-looking
expected loss

model rather

than the incurred

loss model for

recognizing credit

losses, which reflects

losses that are

probable. Credit
losses relating to

available-for-sale debt securities will

also be

recorded through an

allowance for credit

losses rather than

as a

reduction
in the amortized cost basis of the securities. The guidance became effective for the Company beginning July 1, 2023. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures, refer to Note 4.
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

(ASC 815);

Leases (ASC

842); Financial

Instruments —

Credit Losses

(ASC 326);

and Intangibles

— Goodwill

and
Other

(ASC

350).

The

guidance

defers

the

adoption

date

of

guidance

regarding
Measurement

of

Credit

Losses

on

Financial
Instruments

by the

Company from

July 1, 2020

to July

1, 2023.

The guidance

became effective

for the

Company beginning

July 1,
2023. The

adoption of

this guidance

did not

have a

material impact

on the

Company’s

financial statements

and related

disclosures,
refer to Note 4.
Recent accounting pronouncements not yet adopted

as of June 30, 2024
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS
The Company did not make any acquisitions during the year ended June 30,

2023. The cash paid, net of cash received related to
the Company’s acquisition during

the years ended June 30, 2024 and 2022, is summarized in the table below:

2024 2022
Total cash paid $
2,248
$
240,582
Less: cash acquired
665
38,423
Total cash paid, net

of cash received
(1) $
1,583
$
202,159
(1) – amount for 2022 represents the cash paid, net of cash acquired, to acquire a controlling interest in Connect.

2025

proposed acquisition of Adumo
On May 7,

2024, the Company

entered into a

Sale and Purchase

Agreement (the

“Purchase Agreement”)

with Lesaka SA,

and
Crossfin Apis Transactional

Solutions (Pty) Ltd

and Adumo ESS

(Pty) Ltd (“the

Sellers”). Pursuant to

the Purchase Agreement

and
subject to its terms and

conditions, Lesaka, through its

subsidiary,

Lesaka SA, agreed to

acquire, and the Sellers agreed

to sell, all of
the outstanding equity interests and certain claims in the Adumo (RF) Proprietary

Limited (“Adumo”).
The

purchase

consideration

will

be

settled

through

the

combination

of

an

issuance

of
17,279,803

shares

of

the

Company’s
common stock (“Consideration Shares”) and a ZAR
232

million ($
12.5

million, translated at the prevailing rate of $1: ZAR
18.5

as of
May

7,

2024)

payment

in

cash.

The

share

issuance

was

based

off

of

the

base

purchase

consideration

of

ZAR
1.59

billion

($
85.9
million),

less

the

ZAR
232

million

cash

payment,

implying

a

value

per

share

of

$
4.25

((ZAR
1.59

billion

–

ZAR
0.232

billion)/
17,279,803

/ ZAR
18.5
).
The Purchase

Agreement includes

customary covenants

from the

Sellers, including

(i) to

conduct the

business in

the ordinary
course during the period between

the execution of the Purchase

Agreement and the closing of

the transactions contemplated thereby,
and (ii) not to engage in certain kinds of transactions during such period.
The closing of

the transaction is

subject to customary

closing conditions,

including the following

open conditions (i)

obtaining
certain third-party

consents; and (ii).

Lesaka SA (or

is nominee),

on or before

October 31, 2024,

concluding a written

unconditional
agreement with Crossfin SPV in relation to the acquisition of all (and not only a portion) of one of the ultimate shareholders’ pro rata entitlements to

Consideration Shares

(other than

those which

are required

to be

liquidated in

order to

satisfy cash

tax obligations),
provided that the aggregate consideration

for such entitlements will be equal

to an amount of ZAR
285,772,238

and provided further
that: (1)

Lesaka (or

its nominee,

as applicable)

has provided

a bank

guarantee from

Rand Merchant

Bank (a

division of

FirstRand
Bank Limited) or other South African

registered bank in respect of the

settlement of such aggregate consideration

and (2) that, to the
extent applicable,

Lesaka's nominee

has, prior

to the

conclusion thereof,

obtained all

approvals as

may be

required to

conclude and
implement such agreement.
The

following

closing

conditions

have

been

met

as

of

the

date

of

this

Annual

Report

on

Form

10-K

(i)

approval

from

the
competition authorities of South Africa and Namibia; (ii) exchange control approval from the financial surveillance department of the
South

African

Reserve

Bank

(iii)

approval

from

all necessary

regulatory

bodies

and

from

shareholders

to

issue the

Consideration
Shares to the

Sellers; (iv) the

Company obtained confirmation

from RMB that it

has sufficient

funds to settle

the cash portion

of the
purchase

consideration;

(v)

approval

of Adumo

shareholders

(including

preference

shareholders)

with respect

to entering

into and
implementation of the Purchase

Agreement, and all other

agreements and transactions contemplated

in the Purchase Agreement;

(vi)
obtained

the consent

of Adumo’s

lender

regarding

Adumo entering

into and

implementing

the

Purchase

Agreement,

and

all other
agreements and

transactions contemplated

in the

Purchase Agreement,

(vii) the

release of

certain Seller’s

shares held

as security

by
such bank;

(viii) obtained

the consent

of the lender

of one of

Adumo’s

shareholders regarding

Adumo entering

into the transaction;
and (ix) the

Company signing a written

addendum to the Policy

Agreement with International

Finance Corporation that

provides for
the inclusion of the Consideration Shares attributable to certain Seller shareholders in the definition of “Put Shares” under the Policy
Agreement, and related change.
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

$
2.3

million

during

the

year

ended

June

30,

2024,

related

to

the
process

to

acquire

Adumo.

The Company

’s

accruals

presented

in

Note

13

of

as June

30,

2024,

includes

an

accrual

of

transaction
related expenditures of

$
0.9

million and the

Company expects to

incur a further

$
1.4

million in transaction

costs over the

remainder
of the 2025 calendar year.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2024

Acquisitions
April 2024

acquisition of Touchsides
In April 2024

the Company closed

the acquisition of

Touchsides (Pty) LTd (“Touchsides”). Touchsides

is a leading

data analytics
and insights company,

and complementary with

the Company’s

Kazang business. The

acquisition expands Kazang’s

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
The final purchase price allocation

of the Touchsides

acquisition, translated at the foreign exchange

rates applicable on the date
of acquisition, is provided in the table below:

Touchsides
April 2024
Cash and cash equivalents

$
665
Accounts receivable
788
Property, plant and equipment
1,106
Operating lease right of use asset
112
Intangible assets
33
Accounts payable

(53)
Other payables

(279)
Operating lease liability – current
(63)
Deferred income taxes liabilities
(9)
Operating lease liability - long-term
(52)
Fair value of assets and liabilities on acquisition $
2,248
Pro forma

results of

operations have

not been presented

because the

effect of

the Touchsides

acquisition is

not material

to the
Company. During

the year ended June 30, 2024, the Company

incurred acquisition-related expenditure of

$
0.1

million related to this
acquisition. Since the

closing of the Touchsides

acquisition, it has contributed

revenue and net loss

of $
0.9

million and $
0.2

million,
respectively, for the

year ended June 30, 2024.
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2022

Acquisitions (continued)
April 2022 acquisition of Connect (continued)
The total

purchase consideration

was ZAR
3.8

billion ($
258.9

million), comprising

ZAR
3.5

billion ($
240.6

million) in

cash,
contingent

consideration

of

ZAR
23.8

million

($
1.6

million),

and

ZAR
241.9

million

($
16.7

million)

in
3,185,079

shares

of

the
Company’s common stock. The contingent

consideration related to

a tax matter

which was resolved

in July 2022,

and the consideration
was

settled

in

cash

in

September

2022.

The

contingent

consideration

is

included

in

the

caption

other

payables

in

the

Company’s
consolidated balance

sheet as of

June 30,

2022, refer

to Note 13.

The
3,185,079

shares of common

stock are

issuable in
three

equal
tranches on

each of

the first,

second and

third anniversaries

of the

closing and

was calculated

as ZAR
350.0

million divided

by the
sum of $
7.50

multiplied by the closing date exchange

rate (as defined in the Sale Agreement)

of $1:ZAR
14.65165
. Refer to Note 14
for issuances during the year

ended June 30, 2024 and

2023, respectively. The fair value of the purchase

consideration settled in shares
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

shares

in

Lesaka

at the

date

of the

Connect

acquisition.

If

within
24

months

of the

implementation

date of

the transaction,
Lesaka generates

a positive net

profit for three

consecutive quarters,

the ESOP shall

increase to an

amount equal

in value to

at least
5
% of

the issued

shares in

Lesaka at

the date

of the

Connect acquisition.

The final

structure of

the ESOP

is contingent

on Lesaka
shareholder

approval

and

relevant

regulatory

and

governance

approvals.

The ESOP

had not

been

established

as of

the date

of the
consolidated annual financial statements.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.

ACCOUNTS RECEIVABLE,

net AND OTHER RECEIVABLES

and FINANCE LOANS RECEIVABLE,

net

Accounts receivable, net and other receivables
The Company’s

accounts receivable,

net, and other

receivables as of

June 30,

2024, and June

30, 2023, are

presented in the
table below:

June 30, June 30,
2024 2023
Accounts receivable, trade, net

$
13,262
$
11,037
Accounts receivable, trade, gross

14,503
11,546
Allowance for credit losses, end of period
1,241
509
Beginning of period
509
509
Reallocation to allowance for credit losses (1)
-
(418)
Reversed to statement of operations
(511)
(31)
Charged to statement of operations

1,305
2,005
Utilized

(67)
(1,645)
Foreign currency adjustment

5
89
Current portion of amount outstanding related to sale of interest in Carbon,

net of
allowance: 2024: $
750

2023: $
1,000
-
-
Current portion of total held to maturity investments
-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
%
notes
-
-
Other receivables

23,405
14,628
Total accounts receivable,

net

$
36,667
$
25,665
(1) Represents reallocation

of a portion of

the Merchant allowance for

credit losses as of

June 30, 2022, which

was included in
the allowance for credit losses as of June 30, 2022.
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

credit exposures. The

Company determined to

use a lifetime

loss rate by

expressing write-off experience as

a percentage
of corresponding

invoice amounts

(as opposed

to outstanding

balances). The

allowance for credit

losses related to

these receivables
has

been

calculated

by

multiplying

the

lifetime

loss

rate

with

recent

invoice/origination

amounts.

Management

actively

monitors
performance of these receivables over

short periods of time. Different

balances have different rules to

identify an account in distress.
Once balances

in distress are

identified, specific

allowances are immediately

created. Subsequent

recovery from distressed

accounts
is not significant.
Current portion of amount outstanding related to sale of interest in Carbon represents the amount due from the purchaser related to the sale of

the Company’s interest in Carbon Tech Limited (“Carbon”),

which was accounted for

as an equity-accounted investment,
of $
0.25

million, net of an allowance for doubtful loans receivable of $
0.25

million as of June 30, 2023, and an amount due related to
the sale of

the loan,

with a face

value of

$
3.0

million, which was

sold in September

2022 for

$
0.75

million, net of

an allowance

for
doubtful loans

receivable of

$
0.75

million, refer

to Note 9

for additional

information. The Company

received the

outstanding $
0.25
million

related

to the

sale of

the equity

-accounted

investment in

October

2023,

and

has reversed

the allowance

for

doubtful

loans
receivable of

$
0.25

million during

the year

ended June

30, 2024.

The Company

has not

yet received

the outstanding

$
0.75

million
related to the sale of the $
3.0

million loan, and continues to engage with the purchaser to recover the outstanding balance.
Investment in
7.625
% of Cedar Cellular

Investment 1 (RF) (Pty) Ltd
8.625
% notes represents the

investment in a note which was
due to mature

in August 2022 and

forms part of

Cell C’s

capital structure. The

carrying value as

of each of

June 30, 2024

and 2023,
respectively was $
0

(zero).
No

interest income from the Cedar Cellular note was recorded during the years ended June 30, 2024, 2023 and 2022, respectively.

Interest, if any,

on this investment

will only be

paid, at Cedar

Cellular’s election, on

its maturity which

is in
the process of being extended beyond its original date of August 2022.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.

ACCOUNTS RECEIVABLE,

net AND OTHER RECEIVABLES

and FINANCE LOANS RECEIVABLE,

net
(continued)
Accounts receivable, net and other receivables (continued)
The Company does not expect

to recover the amortized cost

basis of the Cedar

Cellular notes due to its

assessment that the equity
in Cell

C currently

has no

value

which

would

result in

there

being

no future

cash flows

to be

collected

from

the debt

security

on
maturity.

The Company could

not calculate an

effective interest

rate on the

Cedar Cellular note

because the carrying

value was zero
($
0.0

million) as of June 30, 2024 and 2023. The Company

therefore could not calculate the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of
24.82
%) because there are no future cash flows to discount.
Other receivables include prepayments, deposits, income taxes receivable and other receivables.
Contractual maturities of held to maturity investments
Summarized below is the contractual maturity of the Company’s held to maturity investment as of June 30, 2024:

Cost basis
Estimated
fair
value
(1)
Due in one year or less
(2)
$
-
$
-
Due in one year through five years
-
-
Due in five years through ten years

-
-
Due after ten years

-
-
Total

$
-
$
-
(1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the

Company’s portion of the assets held by
Cedar Cellular, namely,

Cedar Cellular’s investment in Cell C.
(2) The cost basis is zero ($
0.0

million).
Finance loans receivable, net
The Company’s finance

loans receivable, net, as of June 30, 2024, and June 30, 2023, is presented in the table below:

June 30, June 30,
2024
2023
Microlending finance loans receivable, net $
28,184
$
20,605
Microlending finance loans receivable, gross
30,131
22,037
Allowance for credit losses - finance loans receivable, end of period
1,947
1,432
Beginning of period
1,432
1,394
Reversed to statement of operations

(210)
-
Charged to statement of operations

2,454
1,452
Utilized

(1,795)
(1,214)
Foreign currency adjustment

66
(200)
Merchant finance loans receivable, net
15,874
16,139
Merchant finance loans receivable, gross
18,571
18,289
Allowance for credit losses - finance loans receivable, end of period
2,697
2,150
Beginning of period
2,150
297
Reallocation from allowance for credit losses
(1)
-
418
Reversed to statement of operations

(359)
(1,268)
Charged to statement of operations

2,479
3,068
Utilized

(1,672)
-
Foreign currency adjustment

99
(365)
Total finance

loans receivable, net

$
44,058
$
36,744
(1) Represents reallocation of

a portion of the

Merchant allowance for credit losses

- finance loans receivable

as of June 30,

2022,
which was included in the allowance for credit losses as of June 30, 2022.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.

ACCOUNTS RECEIVABLE,

net AND OTHER RECEIVABLES

and FINANCE LOANS RECEIVABLE,

net
(continued)
Finance loans receivable, net (continued)
Total finance

loans receivable, net, comprises microlending finance loans receivable related to the Company’s microlending
operations

in South

Africa as

well as

its merchant

finance loans

receivable related

to Connect’s

lending activities

in South

Africa.
Certain merchant finance

loans receivable with

an aggregate balance

of $
15.2

million as

of June 30,

2024 have been

pledged as security
for the Company’s revolving

credit facility (refer to Note 12).
Allowance for credit losses
Microlending finance loans receivable
Microlending finance loans receivable is related to the Company’s microlending operations in South Africa whereby it provides
unsecured short-term

loans to qualifying

customers. Loans to customers

have a tenor

of up to
six months
, with the majority

of loans
originated having

a tenor of
six months
. The Company

analyses this lending

book as a

single portfolio

because the

loans within the
portfolio have similar characteristics and management uses similar processes to monitor and assess the credit risk of the lending book.

Refer to Note 6 related to the Company risk management process related to these receivables.

The Company has operated this lending book for more than
five years

and uses historical default experience over the lifetime of
loans in order

to calculate a

lifetime loss rate

for the lending

book. The allowance

for credit losses

related to these

microlending finance
loans receivables

is calculated

by multiplying

the lifetime

loss rate

with the

month end

outstanding lending

book. The

lifetime loss
rate as of each

of July 1, 2023

and June 30,

2024, was
6.50
%. The performing

component (that is, outstanding

loan payments not

in
arrears) of the book exceeds more than
98
% of outstanding lending book as of June 30, 2024.
Merchant finance loans receivable
Merchant finance loans

receivable is related

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

Refer to Note 6 related to the Company risk management process related to these receivables.
The

Company

has

recently

(in

the

past
three years
)

commenced

lending

to

merchant

customers

and

uses

historical

default
experience over

the lifetime of

loans generated thus

far in order

to calculate a

lifetime loss rate

for the lending

book. The allowance
for credit losses related to these merchant finance loans receivables is calculated by adding together actual receivables in

default plus
multiplying the lifetime

loss rate with the

month-end outstanding lending

book. The lifetime loss

rate as of each

of July 1, 2023

and
June

30,

2024,

was

approximately
1.18
%.

The

performing

component

(that

is,

outstanding

loan

payments

not

in

arrears),

under-
performing

component (that

is, outstanding

loan payments

that are

in arrears)

and non-performing

component (that

is, outstanding
loans

for

which

payments

appeared

to have

ceased)

of the

book represents

approximately
84
%,
15
% and
1
%,

respectively,

of the
outstanding lending book as of June 30, 2024.
5.

INVENTORY
The Company’s inventory

comprised the following categories as of June 30, 2024, and 2023.

June 30, June 30,
2024 2023
Raw materials $
2,791
$
2,819
Work in

progress
71
30
Finished goods

15,364
24,488
$
18,226
$
27,337
As of June

30, 2024 and

2023, finished goods

includes $
1.8

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

agreed
to

repurchase,

from

October

2023,

up

to

ZAR
10

million

of

Cell

C

inventory

from

the

Company

per

month.

The

amount

to

be
repurchased by

Cell C was

calculated as

ZAR
10

million less the

face value

of any

sales made

by the

Company during

that month.
The Company’s

ability to

sell this

airtime increased

significantly since

the acquisition

of Connect

because Connect

is a

significant
reseller of Cell C airtime. As a result, the Company sold higher volumes of airtime through this channel than it did prior to the Cell C recapitalization. The Company agreed to notify Cell C prior to selling any of this airtime, however,

there was no restriction placed on
the Company on the sale of the airtime. The Company has sold all of this inventory as of the end of August 2024.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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

Currency exchange risk
The Company is subject to currency exchange risk because it purchases components for its vaults, that the Company assembles,
and inventories

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
but have,

as of the

date of

these consolidated

annual financial

statements, stabilized

and are

expected to

remain at

current levels,

or
perhaps even

decline moderately

towards the last

quarter of calendar

2024. Therefore,

ignoring the impact

of changes to

the margin
on its borrowings (refer to Note 12), the Company expects its cost of borrowing to remain stable, or even to decline moderately, in the foreseeable

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
for the years ended June 30, 2024 and 2023 and 2022
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
for the years ended June 30, 2024 and 2023 and 2022
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

the fair value of
its investment

in Cell

C as of

June 30,

2024 and

June 30, 2023,

respectively,

and valued Cell

C at $
0.0

(zero) and

$
0.0

(zero) as

of
June 30, 2024, and June 30, 2023, respectively.

The Company incorporates the payments under Cell C’s

lease liabilities into the cash
flow forecasts and assumes

that Cell C’s

deferred tax assets would

be utilized over the

forecast period. The Company

has assumed a
the marketability

discount of
20
% and a

minority discount from

of
24
%. The Company

utilized the latest

business plan provided

by
Cell C management for the period ended December 31, 2027, for the June 30, 2024, and June 30, 2023, valuations. Adjustments have been made to the WACC

rate to reflect the Company’s

assessment of risk to Cell C achieving its business plan.
The following key valuation inputs were used as of June 30, 2024 and 2023:

Weighted Average

Cost of Capital ("WACC"):
Between
21
% and
26
% over the period of the forecast
Long-term growth rate:
4.5
% (
4.5
% as of June 30, 2023)
Marketability discount:
21
% (
20
% as of June 30, 2023)
Minority discount:
24
% (
24
% as of June 30, 2023)
Net adjusted external debt - June 30, 2024:
(1)
ZAR
8

billion ($
0.4

billion), no lease liabilities included
Net adjusted external debt - June 30, 2023:
(2)
ZAR
8.1

billion ($
0.4

billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2024.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2023.
The fair value

of Cell C

as of June

30, 2024, utilizing

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

The following table presents the impact on the carrying value of the Company’s

Cell C investment of a
1.0
% decrease and
1.0
%
increase in the WACC rate and the EBITDA margins used

in the Cell

C valuation on June

30, 2024, all amounts translated at

exchange
rates applicable as of June 30, 2024:

Sensitivity for fair value of Cell C investment 1.0% increase 1.0% decrease
WACC

rate
$
-
$
1,010
EBITDA margin
$
607
$
-
The fair value of

the Cell C shares as

of June 30, 2024,

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

The Company had
no

outstanding foreign exchange contracts as of June 30, 2024 and June 30,

2023, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.

FAIR VALUE

OF FINANCIAL INSTRUMENTS (continued)
Financial instruments (continued)
Derivative transactions - Foreign exchange option contracts during the year ended June

30, 2022
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

June 30, 2024, according to
the fair value hierarchy:

Quoted Price in
Active Markets for
Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business:

Cash, cash equivalents and
restricted cash (included in other
long-term assets)

216
-
-
216
Fixed maturity investments
(included in cash and cash
equivalents)
4,635
-
-
4,635
Total assets at fair value

$
4,851
$
-
$
-
$
4,851
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.

FAIR VALUE

OF FINANCIAL INSTRUMENTS (continued)
Financial instruments (continued)
There have been
no

transfers in or out of Level 3 during the years ended June 30, 2024, 2023 and 2022, respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the years ended June 30, 2024

and 2023. Summarized below is the movement in

the carrying value of assets measured at fair
value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2024:

Carrying value
Assets
Balance as of June 30, 2023 $
-
Foreign currency adjustment (1)
-
Balance as of June 30, 2024 $
-
(1) The

foreign currency

adjustment represents

the effects

of the fluctuations

of the South

African rand

against the

U.S. dollar
on the carrying value.
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the year ended June 30, 2023:

Carrying value
Assets
Balance as at June 30, 2022 $
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.

PROPERTY,

PLANT AND EQUIPMENT,

net
Summarized below

is the cost,

accumulated depreciation

and carrying amount

of property,

plant and

equipment as of

June 30,
2024 and 2023:

June 30, June 30,
2024 2023
Cost
Vaults $
24,641
$
19,229
Computer equipment
44,538
35,158
Furniture and office equipment
9,365
7,508
Motor vehicles
3,088
2,070
Plant and machinery
66
45
81,698
64,010
Accumulated depreciation:
Vaults
8,838
4,353
Computer equipment
32,871
25,645
Furniture and office equipment
6,854
5,602
Motor vehicles
1,165
955
Plant and machinery
34
8
49,762
36,563
Carrying amount:
Vaults
15,803
14,876
Computer equipment
11,667
9,513
Furniture and office equipment
2,511
1,906
Motor vehicles
1,923
1,115
Plant and machinery
32
37
$
31,936
$
27,447
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
.
The Company’s

operating lease expense

during the years

ended June 30,

2024, 2023 and

2022, was $
3.2

million, $
2.9

million,
and $
4.0

million, respectively. The Company

does not have any significant leases that have not commenced as of June 30, 2024.
The Company

has entered into

short-term leasing

arrangements, primarily

for the lease

of branch

locations and other

locations
to operate

its financial

services business

in South

Africa.

The Company’s

short-term lease

expense during

the years

ended June

30,
2024, 2023 and 2022, was $
3.6

million, $
4.2

million and $
4.9

million, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.

LEASES (continued)
The following

table presents

supplemental

balance sheet

disclosure related

to our

right-of-use assets

and our

operating leases
liabilities as of June 30, 2024 and 2023:

June 30, June 30,
2024 2023
Right-of-use assets obtained in exchange for lease obligations
Weighted average

remaining lease term (years)
3.07
1.77
Weighted average

discount rate
10.5
%
9.7
%
Maturities of operating lease liabilities
2025 $
3,143
2026
2,442
2027
1,864
2028
1,226
2029
156
Thereafter
-
Total undiscounted

operating lease liabilities
8,831
Less imputed interest
1,401
Total operating lease liabilities,

included in
7,430
Operating lease liability - current
2,343
Operating lease liability - long-term $
5,087
9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS
Equity-accounted investments
The Company’s ownership percentage

in its equity-accounted investments as of June 30, 2024 and 2023, was as follows:

June 30, June 30,
2024 2023
Sandulela Technology

Proprietary Limited ("Sandulela")
49

%
49

%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50

%
50

%
Finbond Group Limited (“Finbond”)
-

%
28

%
Finbond
In December

2023, the

Company sold

its entire

remaining equity

interest in

Finbond which

comprised of
220,523,358

shares,
and which represented approximately
27.8
% of Finbond’s issued and

outstanding ordinary shares immediately

prior to the

sale. Lesaka
SA had pledged, among other things, its entire equity interest in Finbond as security for the South African facilities described in Note
12.
Sale of Finbond shares during the years ended

June 30, 2024, 2023 and 2022
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

to
the net carrying

value, including accumulated

reserves, of the

investment in Finbond

as of

the disposal

date. The cash

proceeds received
of ZAR
64.2

million ($
3.5

million) were used to repay capitalized interest under our borrowing facilities, refer to Note 12.
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Finbond (continued)
Sale of Finbond shares during the years ended

June 30, 2024, 2023 and 2022 (continued)
The following table presents the calculation of

the loss on disposal of Finbond

shares during the years ended June

30, 2024, 2023
and 2022:

Year

ended June 30,
2024 2023 2022
Loss on disposal of Finbond shares:
Consideration received in cash $
3,508
$
265
$
865
Less: carrying value of Finbond shares sold
(2,112)
(363)
(630)
Less: release of foreign currency translation reserve from accumulated other comprehensive loss
(1,543)
(252)
(620)
Add: release of stock-based compensation charge related

to equity-
accounted investment
147
9
9
Loss on sale of Finbond shares $
-
$
(341)
$
(376)
Finbond impairments

recorded during

the year ended June 30, 2024
As noted

earlier,

the Company

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

During fiscal 2023, there continued

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

parties agreed that

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

June 30, 2024

(refer to Note

4)). Both amounts

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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Carbon (continued)
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
The following table presents the calculation of the gain on disposal of Carbon during the year ended June 30, 2023:

Year

ended
June 30,
2023
Gain on disposal of Carbon shares:
Consideration received in cash in September 2022 $
250
Less: carrying value of Carbon
-
Gain on disposal of Carbon shares: (1) $
250
(1)

The

Company

did

not

pay

taxes

related

to

the

sale

of

Carbon

because

the

base

cost

of

its

investment

exceeds

the

sales
consideration

received.

The Company

does not

believe

that it

will be

able to

utilize the

loss generated

because

Net1 BV

does

not
generate taxable income.
Bank Frick
Sale of entire interest in Bank Frick in February 2021 – receipt of cash proceeds during the year ended June 30, 2022
On February 3, 2021,

the Company, through its wholly-owned subsidiary, Net1 Holdings LI

AG (“Net1 LI”), entered

into a share
sales agreement

with the Frick

Family Foundation

(“KFS”) to sell

its entire interest,

or
35
%, in Bank

Frick to KFS

for $
30

million.
Lesaka and certain entities within the

IPG group also entered into an

indemnity and release agreement with KFS

and Bank Frick under
which

the

parties

agreed

to

terminate

all existing

arrangements

with

Bank

Frick

and

settle all

liabilities

related

to

the

Company’s
activities with Bank Frick

through the payment of

$
3.6

million to KFS. The Company

received $
15.0

million, net, on closing, which
comprised $
18.6

million less the

$
3.6

million due to

KFS to terminate

all existing arrangements

with Bank Frick

and settle all

liabilities
related to IPG’s activities with Bank Frick. The outstanding balance due by KFS of $
11.4

million was received in full during the year
ended June 30, 2022.
V2 Limited
The Company sold its investment in V2 Limited, now named VantagePay,

(“V2”),

an equity accounted investment, on April 22,
2021,

for

one

dollar.

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
1.5

million during the year

ended June 30, 2021,

related to the full

amount outstanding as of

June 30, 2021. This

amount
was still outstanding as of June 30, 2024.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Summarized

below is

the movement

in equity-accounted

investments during

the years

ended June

30, 2024

and 2023,

which
includes the investment in equity and the investment in loans provided to equity-accounted investees:

Finbond Other
(1)
Total
Investment in equity
Balance as of June 30, 2022 $
5,760
$
101
$
5,861
Stock-based compensation

28
-
28
Comprehensive loss:
(1,271)
89
(1,182)
Other comprehensive income

3,935
-
3,935
Equity accounted (loss) earnings
(5,206)
89
(5,117)
Share of net (loss) income
(4,096)
89
(4,007)
Impairment
(1,110)
-
(1,110)
Dividends received

-
(42)
(42)
Sale of shares in equity-accounted investment
(506)
-
(506)
Foreign currency adjustment
(2)
(971)
(17)
(988)
Balance as of June 30, 2023
3,040
131
3,171
Stock-based compensation

14
-
14
Comprehensive (loss) income:
(956)
166
(790)
Other comprehensive income

489
-
489
Equity accounted (loss) earnings
(1,445)
166
(1,279)
Share of (loss) net income
(278)
166
(112)
Impairment
(1,167)
-
(1,167)
Dividends received

-
(95)
(95)
Sale of shares in equity-accounted investment
(2,096)
-
(2,096)
Foreign currency adjustment
(2)
(2)
4
2
Balance as of June 30, 2024 $
-
$
206
$
206
Investment in loans:
Balance as of June 30, 2022 $
-
$
-
$
-
Loans repaid
-
(112)
(112)
Loans granted
-
112
112
Balance as of June 30, 2023
-
-
-
Balance as of June 30, 2024 $
-
$
-
$
-
Equity Loans Total
Carrying amount as of :
June 30, 2023 $
3,171

$
-

$
3,171

June 30, 2024 $
206

$
-

$
206

(1) Includes Carbon,

Sandulela and SmartSwitch Namibia;
(2) The foreign

currency adjustment represents

the effects

of the fluctuations

of the ZAR,

Nigerian naira

and Namibian dollar,
against the U.S. dollar on the carrying value.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of June 30,

2024, and June 30, 2023:

June 30, June 30,
2024 2023
Total equity investments

$
76,297
$
76,297
Investment in
10
% (June 30, 2023:
10
%) of MobiKwik (1)
76,297
76,297
Investment in
5
% of Cell C (June 30, 2023:
5
%) at fair value (Note 6)
-
-
Investment in
87.50
% of CPS (June 30, 2023:
87.50
%) at fair value (1)(2)
-
-
Policy holder assets under investment contracts (Note 11)
216
257
Reinsurance assets under insurance contracts (Note 11)
1,469
1,040
Total other long-term

assets
$
77,982
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

equity investment
of up to $
40.0

million in MobiKwik over a
24
-month period. The Company made an

initial $
15.0

million investment in August 2016
and a

further

$
10.6

million investment

in June

2017,

under this

subscription

agreement.

During the

year ended

June 30,

2019, the
Company paid $
1.1

million to subscribe

for additional shares in

MobiKwik. As of

each of June 30,

2024 and 2023, respectively,

the
Company owned approximately
10
% of MobiKwik’s issued share capital.
In October

2021, the

Company converted

(at a

rate of

approximately
20

for 1)

its
310,781

shares of

compulsorily convertible
cumulative

preferences

shares

to
6,215,620

equity

shares

in

anticipation

of

MobiKwik’s

initial

public

offering.

The

Company’s
investment

percentage

remained

unchanged

following

the

conversion.

The

Company

did

not

identify

any

observable

transactions
during the years ended June 30, 2024,

2023 and 2022, respectively,

and therefore there was no change in

the fair value of MobiKwik
during these years. Change in the fair value of MobiKwik are included in the caption “Change in fair value of equity securities” in the consolidated statement of operations. During

the year ended June 30, 2021, MobiKwik

entered into a number of separate agreements
with new

shareholders

to raise

additional

capital through

the issuance

of additional

shares. The

Company

used the

valuation

from
MobiKwik’s June 2021

capital raise as the basis for its fair value determination of $
76.3

million.

Cell C
On

August

2,

2017,

the

Company,

through

its

subsidiary,

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

30, 2024

and 2023,

respectively,

the Company
owned
87.5
% of CPS’ issued share capital.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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
Summarized below

are the components

of the Company’s

equity securities

without readily

determinable fair

value and held

to
maturity investments as of June 30, 2024:

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

Cost basis
Unrealized
holding gains
Unrealized
holding losses
Carrying
value
Equity securities:
Investment in MobiKwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297
10.

GOODWILL AND INTANGIBLE

ASSETS,

net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2024, 2023 and 2022:

Gross value
Accumulated
impairment Carrying value
Balance as of July 1, 2021 $
42,949
$
(13,796)
$
29,153
Acquisition of Connect (Note 3) (2)
153,693
-
153,693
Foreign currency adjustment (1)
(21,166)
977
(20,189)
Balance as of June 30, 2022
175,476
(12,819)
162,657
Impairment loss
-
(7,039)
(7,039)
Foreign currency adjustment (1)
(22,857)
982
(21,875)
Balance as of June 30, 2023
152,619
(18,876)
133,743
Foreign currency adjustment (1)
5,280
(472)
4,808
Balance as of June 30, 2024 $
157,899
$
(19,348)
$
138,551
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

GOODWILL AND INTANGIBLE

ASSETS,

net (continued)
Goodwill (continued)
Goodwill

associated

with

the

acquisition

of

Connect

represents the

excess

of

cost

over

the

fair

value

of

acquired

net assets.
Connect goodwill

is not deductible

for tax purposes.

See Note 3

for the allocation

of the purchase

price to the

fair value of

acquired
net assets.
Impairment loss
The Company assesses the carrying

value of goodwill for impairment

annually, or

more frequently,

whenever events occur and
circumstances change indicating

potential impairment. The Company

performs its annual impairment

test as at June 30 of

each year.
Except as discussed below,
no

goodwill has been impaired during the years ended June 30, 2024, 2023 and 2022, respectively.
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

to impairments

in future

periods.

Furthermore, the

difficulties of

integrating acquired

businesses may

be increased

by the
necessity of integrating personnel with disparate

business backgrounds and combining different corporate cultures. The

Company also
may not be able to retain key employees or

customers of an acquired business or realize cost

efficiencies or synergies or other benefits
that it

anticipated when

selecting its

acquisition candidates.

Acquisition candidates

may have

liabilities or

adverse operating

issues
that the Company fails to discover through due diligence prior to the acquisition. These factors may also lead to impairments in future periods.
Goodwill has been allocated to the Company’s

reportable segments as follows:

Consumer Merchant Carrying value
Balance as of July 1, 2021 $
-
$
29,153
$
29,153
Acquisition of Connect (Note 3)
-
153,693
153,693
Foreign currency adjustment (1)
-
(20,189)
(20,189)
Balance as of June 30, 2022
-
162,657
162,657
Impairment loss
-
(7,039)
(7,039)
Foreign currency adjustment (1)
-
(21,875)
(21,875)
Balance as of June 30, 2023
-
133,743
133,743
Foreign currency adjustment (1)
-
4,808
4,808
Balance as of June 30, 2024 $
-
$
138,551
$
138,551
(1) –

The foreign

currency adjustment

represents the

effects of

the fluctuations

between the

South African

rand and

the Euro,
against the U.S. dollar on the carrying value.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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

Connect – brands
$
15,987
10

Impairment loss
The Company

assesses the carrying

value of

intangible assets

for impairment

whenever events

occur or

circumstances change
indicating that the carrying amount of the intangible asset may not be recoverable.
No

intangible assets have been impaired during the
years ended June 30, 2024, 2023 and 2022, respectively.
Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2024, and June 30,
2023:

As of June 30, 2024 As of June 30, 2023
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships $
25,880
$
(14,030)
$
11,850
$
24,978
$
(11,565)
$
13,413
Software, integrated
platform and unpatented
technology
115,213
(25,763)
89,450
110,906
(13,711)
97,195
FTS patent

2,107
(2,107)
-
2,034
(2,034)
-
Brands and trademarks

14,353
(4,300)
10,053
13,852
(2,863)
10,989
Total finite-lived
intangible assets

$
157,553
$
(46,200)
$
111,353
$
151,770
$
(30,173)
$
121,597

Aggregate

amortization

expense on

the finite-lived

intangible assets

for

the

years

ended June

30,

2024,

2023

and

2022,

was
approximately $
14.4

million, $
15.0

million and $
3.8

million, respectively.
Future estimated annual amortization expense for the next five fiscal years and thereafter, using the exchange rates that prevailed on June

30, 2024, is

presented in the

table below.

Actual amortization

expense in future

periods could differ

from this estimate

as a
result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2025 $
14,945
Fiscal 2026
14,944
Fiscal 2027
14,888
Fiscal 2028
14,853
Fiscal 2029
14,743
Thereafter
36,980
Total future

estimated annual amortization expense
$
111,353

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.

ASSETS AND POLICYHOLDER LIABILITIES UNDER INSURANCE AND

INVESTMENT CONTRACTS
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the years
ended June 30, 2024 and 2023:

Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of July 1, 2022 $
1,424
$
(1,955)
Increase in policy holder benefits under insurance contracts

785
(5,833)
Claims and policyholders’ benefits under insurance contracts
(986)
5,928
Foreign currency adjustment (3)
(183)
260
Balance as of June 30, 2023
1,040
(1,600)
Increase in policy holder benefits under insurance contracts

844
(7,610)
Claims and policyholders’ benefits under insurance contracts
(464)
7,043
Foreign currency adjustment (3)
49
(74)
Balance as of June 30, 2024 $
1,469
$
(2,241)
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
30, 2024 and 2023:

Assets (1)
Investment
contracts (2)
Balance as of July 1, 2022 $
371
$
(349)
Increase in policy holder benefits under investment contracts

6
(6)
Claims and decrease in policyholders’ benefits under investment contracts

(69)
69
Foreign currency adjustment (3)
(51)
45
Balance as of June 30, 2023
257
(241)
Increase in policy holder benefits under investment contracts

4
(4)
Claims and decrease in policyholders’ benefits under investment contracts

(44)
44
Foreign currency adjustment (3)
(1)
(15)
Balance as of June 30, 2024 $
216
$
(216)
(1) Included in other long-term assets (refer to Note 9);
(2) Included in other long-term liabilities;
(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS
South Africa
The

amounts

below

have

been

translated

at

exchange

rates

applicable

as

of

the

dates

specified.

The

3-month

Johannesburg
Interbank Agreed Rate (“JIBAR”), the rate at which private sector banks borrow funds from the

South African Reserve Bank, on June
30, 2024, was
8.4
%. The prime rate, the benchmark

rate at which private sector banks

lend to the public in South

Africa, on June 30,
2024, was
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

30, 2024, the only remaining facilities are

Facility G and Facility H (as defined

below), and Facility
E, an overdraft facility.
Available short-term facility -

Facility E
On

September

26,

2018,

Lesaka

SA

revised

its

amended

July

2017

Facilities

agreement

with

RMB

to

include

Facility

E,

an
overdraft facility of up to ZAR
1.5

billion ($
82.5

million, translated at exchange rates applicable as of June 30, 2024) to fund the cash in the Company’s

ATMs.

The Facility E overdraft

facility was subsequently

reduced to ZAR
1.2

billion ($
66.0

million, translated at
exchange rates applicable as

of June 30, 2024) in

September 2019. On August

2, 2021, Lesaka SA and

RMB entered into a Letter

of
Amendment to increase Facility

E from ZAR
1.2

billion to ZAR
1.4

billion ($
77.0

million, translated at exchange rates

applicable as
of June 30, 2024).

On January 22, 2024,

Lesaka SA and RMB

entered into a

Letter of Amendment

to decrease Facility E

from ZAR
1.4

billion to ZAR
0.9

billion ($
49.5

million, translated at exchange rates applicable as of June 30, 2024).
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

30, 2024,

the Company

had utilized
approximately ZAR
0.1

billion ($
6.7

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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued)
RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings (continued)
Interest on Facility

G and Facility

H (together,

the “Facilities”) was based

on JIBAR in effect

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

On

November

24,

2023,

the

Company,

through

Lesaka

SA,

entered

into

an

Amendment

and

Restatement

Agreement

(the
“Amendment”), which

includes an

amendment to

the interest rate

applicable to

Facility G and

Facility H,

respectively.

Under these
amendments a Look Through Leverage (“LTL”)

ratio, as defined in the Amendment,

was added. The LTL

ratio is expressed as times
(“x”), and was introduced to calculate

the margin used in the determination of

the interest rate. The LTL ratio is calculated as the

Total
Attributable Net

Debt, as defined

in the Loan

Documents, to

the Total

Attributable EBITDA,

as defined

in the

Amendment, for

the
measurement period ending on a specified date.
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

9) during the year

ended June 30, 2024,

to repay capitalized interest
under Facility G and Facility H.
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

30, 2024, the Connect

Facilities include (i) an

overdraft facility (general banking

facility) of ZAR
205.0

million ($
11.3
million)

(of which

ZAR
170.0

million ($
9.4

million) has

been utilized);

(ii) Facility

A of

ZAR
700.0

million ($
38.5

million);

(iii)
Facility B

of ZAR
550.0

million ($
30.3

million) (both

fully utilized);

and (iv)

an asset-backed

facility of

ZAR
200.0

million ($
11.0
million) (of which ZAR
152.3

million ($
8.4

million)has been utilized).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued)
Connect Facilities, comprising long-term borrowings and a short-term facility

(continud)
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
African prime rate in effect from time to time plus a margin of
0.95
% per annum.

The Company

paid a

non-refundable structuring

and execution

fee of ZAR
1.7

million, or

$
0.1

million, including

value added
taxation, to the Lenders on closing.
As of June 30, 2024, the amount of the CCC

Revolving Credit Facility was ZAR
300.0

million (of which ZAR
215.3

million has
been utilized).
RMB facility, comprising indirect facilities
As of

June 30,

2024, the

aggregate amount

of the

Company’s

short-term South

African indirect

credit facility

with RMB

was
ZAR
135.0

million ($
7.4

million), which includes facilities for

guarantees, letters of credit

and forward exchange contracts. As

of June
30, 2024

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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued
Nedbank facility, comprising short-term facilities
As of June 30, 2024, the aggregate amount of

the Company’s short-term South African credit facility with Nedbank Limited was
ZAR
156.6

million ($
8.6

million). The credit facility represents an

indirect and derivative facilities of up

to ZAR
156.6

million ($
8.6
million), which include guarantees, letters of credit and forward exchange contracts.
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
251

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

As of June 30, 2024, these facilities were no longer available.

As of June

30, 2024 and

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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
Movement in short-term credit facilities
Summarized below are the Company’s short-term facilities as of June 30, 2024, and the movement in the Company’s short-term
facilities from as of June 30, 2023 to as of June 30, 2024:

RMB RMB RMB Nedbank
Facility E Indirect Connect Facilities Total
Short-term facilities available as of June
30, 2024 $
49,503
$
7,425
$
11,276
$
8,611
$
76,815
Overdraft

-
-
11,276
-
11,276
Overdraft restricted as to use for ATM
funding only
49,503
-
-
-
49,503
Indirect and derivative facilities

-
7,425
-
8,611
16,036
Movement in utilized overdraft facilities:

Balance as of June 30, 2022
51,338
-
14,880
-
66,218
Utilized

501,603
-
18,462
-
520,065
Repaid
(524,766)
-
(22,505)
-
(547,271)
Foreign currency adjustment
(1)
(5,154)
-
(1,812)
-
(6,966)
Balance as of June 30, 2023
23,021
-
9,025
-
32,046
Restricted as to use for ATM
funding only
23,021
-
-
-
23,021
No restrictions as to use

-
-
9,025
-
9,025
Utilized

182,988
-
2
-
182,990
Repaid
(199,640)
-
(2)
-
(199,642)
Foreign currency adjustment
(1)
368
-
326
-
694
Balance as of June 30, 2024
6,737
-
9,351
-
16,088
Restricted as to use for ATM
funding only
6,737
-
-
-
6,737
No restrictions as to use

-
-
9,351
-
9,351
Interest rate as of June 30, 2024 (%) (2)
11.75
-
11.65
-
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2022
-
313
-
5,654
5,967
Utilized

-
1,561
-
-
1,561
Guarantees cancelled
(3)
-
-
-
(5,017)
(5,017)
Foreign currency adjustment
(1)
-
(117)
-
(525)
(642)
Balance as of June 30, 2023
-
1,757
-
112
1,869
Foreign currency adjustment
(1)
-
64
-
4
68
Balance as of June 30, 2024 $
-
$
1,821
$
-
$
116
$
1,937
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
Movement in long-term borrowings
Summarized below is the movement in the Company’s

long-term borrowing from as of June 30, 2023, to as of June 30, 2024:

Facilities
G & H A&B CCC/ K2020 Asset backed Total
Opening balance as of June 30, 2022 $
63,354
$
64,472
$
8,346
$
5,474
$
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
11,802
7,915
133,118
Facilities utilized
16,445
-
2,915
4,368
23,728
Facilities repaid
(12,515)
-
(3,353)
(4,205)
(20,073)
Non-refundable fees paid
-
-
-
-
-
Non-refundable fees amortized
351
48
48
-
447
Capitalized interest
7,214
-
-
-
7,214
Capitalized interest repaid
(6,109)
-
-
-
(6,109)
Foreign currency adjustment
(1)
1,800
2,331
429
301
4,861
Closing balance as of June 30, 2024
56,151
66,815
11,841
8,379
143,186
Included in current
-
-
-
3,878
3,878
Included in long-term
56,151
66,815
11,841
4,501
139,308
Unamortized fees
(260)
(180)
(20)
-
(460)
Due within 2 years
56,411
3,438
-
3,023
62,872
Due within 3 years
-
7,563
11,861
1,108
20,532
Due within 4 years
-
55,994
-
259
56,253
Due within 5 years $
-
$
-
$
-
$
111
$
111
Interest rates as of June 30, 2024 (%):
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
(4) Interest on Facility G and Facility H was calculated based on the 3-month JIBAR in effect from time to time plus a margin of, from
January 1, 2023 to September 30,

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

expense
on the consolidated

statement of operations

during the years

ended June 30,

2024, 2023

and 2022, was

$
16.1

million, $
13.1

million
and $
2.3

million, respectively. Prepaid facility fees amortized included in interest expense during the years ended June 30,

2024, 2023
and 2022, was $
0.4

million, $
0.8

million and $
0.2

million, respectively.

Interest expense incurred under the

Company’s CCC/K2020
facility relates

to borrowings

utilized to

fund a portion

of the

Company’s

merchant finance

loans receivable

and interest expense

of
$
1.4

million, $
1.4

million, and $
0.2

million is included in the

caption cost of goods

sold, IT processing, servicing

and support on the
consolidated statement of operations for the years ended June 30,

2024, 2023 and 2022, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.

OTHER PAYABLES
Summarized below is the breakdown of other payables as of June 30,

2024 and 2023:

June 30, June 30,
2024 2023
Vendor

wallet balances
(1) $
14,635
$
9,492
Clearing accounts (1)
17,124
4,016
Accruals
7,173
7,078
Provisions
7,442
7,429
Payroll-related payables
922
1,038
Participating merchants' settlement obligation
1
39
Value

-added tax payable
1,191
1,247
Vendor

consideration due to sellers of Connect (Note 3)
-
-
Other
7,563
5,958
$
56,051
$
36,297
(1) Vendor

wallet balances

and clearing

accounts (previously

defined as

transactions-switching funds

payables) as

of June

30,
2023, were previously

included in Other

and have been

reclassified to separate

captions to conform

with presentation as

of June 30,
2024. Clearing accounts and

vendor wallet balances may

fluctuate due to

the day (weekend

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
3,185,079

shares of the Company’s
common stock. These shares of

common stock will be issued

in
three

equal tranches on each

of the first, second

and third anniversaries
of the

April 14,

2022 closing.

The Company

legally issued
1,061,693

shares of

its common

stock, representing

the first

and second
tranche, to

the Connect sellers

in each of

April 2024 and

2023, respectively,

and this had

no impact

on the number

of shares, net

of
treasury,

presented in

the consolidated

statement of

changes

in equity

during

the year

ended June

30, 2024

and 2023,

respectively
because the
3,185,079

shares are included in the number of shares, net of treasury,

as of June 30, 2024 and 2023.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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
2024, 2023 and 2022:

2024 2023 2022
Number of shares, net of treasury:
Statement of changes in equity – common stock
64,272,243
63,640,246
62,324,321
Less: Non-vested equity shares that have not vested as of end of year (Note 17)
2,084,946
2,614,419
2,385,267
Number of shares, net of treasury excluding non-vested equity shares that have not vested
62,187,297
61,025,827
59,939,054
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
for the years ended June 30, 2024 and 2023 and 2022
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

The Company did
no
t repurchase any of its shares during

the years ended June 30, 2024
under the

authorization, however,

it did repurchase
319,522

and
352,994

shares of its

common stock

from its employees

during the
years

ended

June

30,

2024

and

2023,

respectively,

refer

to

Note

17

for

additional

information

regarding

these

repurchases.

The
Company did
no
t repurchase any of its shares during the years ended June 30, 2022 either under or outside of the authorization.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.

ACCUMULATED OTHER

COMPREHENSIVE (LOSS) INCOME
The table below

presents the change

in accumulated other

comprehensive (loss) income

per component during

the years ended
June 30, 2024, 2023 and 2022:

Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2021 $
(145,721)
$
(145,721)
Release of foreign currency translation reserve: liquidation of subsidiaries
468
468
Release of foreign currency translation reserve: disposal of Finbond equity securities
(Note 9)

587
587
Movement in foreign currency translation reserve related to equity-accounted investment
1,239
1,239
Movement in foreign currency translation reserve

(25,413)
(25,413)
Balance as of June 30, 2022
(168,840)
(168,840)
Release of foreign currency translation reserve: disposal of Finbond equity securities
(Note 9)

362
362
Movement in foreign currency translation reserve related to equity-accounted investment
3,935
3,935
Movement in foreign currency translation reserve

(31,183)
(31,183)
Balance as of June 30, 2023
(195,726)
(195,726)
Release of foreign currency translation reserve: disposal of Finbond equity securities
(Note 9)

1,543
1,543
Release of foreign currency translation reserve: liquidation of subsidiaries
(952)
(952)
Movement in foreign currency translation reserve related to equity-accounted investment
489
489
Movement in foreign currency translation reserve

6,291
6,291
Balance as of June 30, 2024 $
(188,355)
$
(188,355)
The movement in the

foreign currency translation reserve represents

the impact of translation

of consolidated entities which have
a functional currency (which is primarily ZAR) to the Company’s reporting currency, which is USD.
During

the

year

ended

June

30,

2024,

the

Company

reclassified

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

the year

ended June

30, 2024.

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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.

REVENUE
Disaggregation of revenue
The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2024:

Merchant Consumer Total
Processing fees $
117,373
$
24,979
$
142,352
South Africa
111,376
24,979
136,355
Rest of world
5,997
-
5,997
Technology

products
9,852
45
9,897
South Africa
9,645
45
9,690
Rest of world
207
-
207
Prepaid airtime sold
357,943
233
358,176
South Africa
337,723
233
337,956
Rest of world
20,220
-
20,220
Lending revenue
-
23,849
23,849
Interest from customers
6,096
-
6,096
Insurance revenue
-
12,117
12,117
Account holder fees
-
6,048
6,048
Other
3,747
1,940
5,687
South Africa
3,543
1,940
5,483
Rest of world
204
-
204
Total revenue, derived

from the following geographic locations
495,011
69,211
564,222
South Africa
468,383
69,211
537,594
Rest of world
$
26,628
$
-
$
26,628
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
Prepaid airtime sold
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
for the years ended June 30, 2024 and 2023 and 2022
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
Prepaid airtime sold
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
7,447
17.

STOCK-BASED COMPENSATION
Amended and Restated Stock Incentive Plan
The Company’s

Amended and

Restated 2022

Stock Incentive

Plan (“2022

Plan”) was

most recently

amended and

restated on
November 16, 2022. On April 11,

2024, the Company’s

Board amended the 2022 Plan to increase

the number of shares available for
issuance by
3,000,000
. On June 3, 2024, the Company’s shareholders

approved the amendment.

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
16,552,580
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
for the years ended June 30, 2024 and 2023 and 2022
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
Valuation

Assumptions
The

fair

value

of

each

option

is

estimated

on

the

date

of

grant

using the

Cox

Ross

Rubinstein

binomial

model

that

uses the
assumptions

noted

in

the

table

below.

The

estimated

expected

volatility

is

generally

calculated

based

on

the

Company’s
750
-day
volatility. The

estimated expected life of the

option was determined based on

the historical behavior of employees

who were granted
options with similar terms.
No

stock options were granted during the year ended June 30, 2023. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2024 and 2022:

2024 2022
Expected volatility

55
%
50
%
Expected dividends

0
%
0
%
Expected life (in years)

5.0
3.0
Risk-free rate

2.11
%
1.61
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

for no consideration

,

except as otherwise

agreed between

the parties.

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
for the years ended June 30, 2024 and 2023 and 2022
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

% vest.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Amended and Restated Stock Incentive Plan (continued)
Restricted Stock (continued)
Performance Conditions - Restricted Stock Granted in February 2020

– all forfeited (continued)
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
Market Conditions - Restricted Stock Granted in May 2021 and

July 2021 – all forfeited
In May

2021

and July

2021, respectively,

the Remuneration

Committee

approved

an award

of
158,734

and
58,652

shares of
restricted stock to

executive officers. These

shares of restricted

stock awarded to

executive officers were

subject to a

time-based vesting
condition and a

market condition and would

have vested in full

only on the date,

if any,

that the following conditions

were satisfied:
(1) a compounded annual
20
% appreciation in the Company’s stock price over the

measurement period commencing on June 30, 2021
through June 30, 2024, and (2) the recipient

was employed by the Company on a full-time

basis when the condition in (1)was met. If
either of

these conditions

was not

satisfied, then

none of

the shares

of restricted

stock would

vest and

they would

be forfeited.

The
stock price targets were not met and all of

the restricted stock granted were forfeited on June 30,

2024. The Company’s closing

stock
price on Nasdaq on June 30, 2021, was $
4.71
.
The appreciation levels (times and price) and vesting percentages as of each period ended related to such levels were as follows:
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

stock were subject

to a time-based

vesting condition

and a performance

condition and

would vest in full

only on
the

date, if

any,

that the

following

conditions

were satisfied:

(1)

achievement

of the

Company’s
three year

financial services

plan
during the specific measurement period from June 30, 2021, to June 30, 2024, and (2) the recipient was employed by the Company on
a full-time basis when the

condition in (1) is met. If

either of these conditions were

not satisfied, then none of the

shares of restricted
stock would

vest and

they would

be forfeited.

The fair

value of

these shares

of restricted

stock was

calculated based

on the

market
price on date of award.

The Company’s Remuneration Committee determined that the vesting conditions were achieved and the

shares
of restricted stock vested in full on June 30, 2024.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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
Market Conditions - Restricted Stock Granted in October 2023
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
for the years ended June 30, 2024 and 2023 and 2022
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
50
% under the terms of the award and therefore no more than
625,243

(or
1,250,486

divided by two) would be

issued upon vesting. During

the years ended June 30, 2024

and 2023, respectively,
388,908

and
412,487

shares of restricted

stock vested, and
194,454

and
206,239

restricted stock units

vested, the maximum amount

possible, and
were converted to

shares of common

stock. Employees elected

for
166,087

and
72,081

shares to be

withheld from
166,167

and
164,687
restricted stock units which vested, and which were converted to shares, in order to satisfy the withholding tax liability on the vesting
of these and other shares. The
166,087

and
72,081

shares have been included in the Company’s

treasury shares.
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
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for the years ended

June 30, 2024, 2023 and 2022:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - July 1, 2021
1,294,832
3.93
7.68
1,624
1.45
Granted – August 2020
137,620
4.87
10.00
235
1.71
Exercised
(249,521)
3.05
-
470
-
Forfeited
(256,706)
4.53
-
1.69
Outstanding - June 30, 2022
926,225
4.14
6.60
1,249
1.60
Exercised
(158,659)
3.04
-
200
-
Forfeited
(94,292)
3.99
-
1.81
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
Granted – December 2023
500,000
3.50
5.17
880
1.76
Granted – June 2024
1,000,000
6.00
4.60
1,690
1.69
Granted – June 2024
1,000,000
8.00
4.60
1,300
1.30
Granted – June 2024
1,000,000
11.00
4.60
920
0.92
Granted – June 2024
1,000,000
14.00
4.60
685
0.69
Exercised
(54,287)
2.25
-
71
-
Forfeited
(200,739)
3.96
-
1.42
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
These options have an exercise price range of $
3.01

to $
14.00
.
The

Company

awarded
4,500,000

and
137,620

stock

options

to

employees

during

the

years

ended

June

30,

2024

and

2022,
respectively.
No

stock options were awarded during the year ended June 30, 2023.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity (continued)
Options (continued)
The
4,500,000

stock options awarded

during the

year ended June

30, 2024,

were awarded to

Ali Mazanderani,

the Company’s
Executive Chairman, and
500,000

of these stock options were granted pursuant to the 2022 Plan and
4,000,000

were granted pursuant
to shareholder approval

which was obtained on June

3, 2024. The
500,000

options will vest on the

first anniversary of the

grant date
of December 3, 2023, provided

that Mr.

Mazandarani continues to provide

services as Executive Chair through

the vesting date. The
4,000,000

options will

vest on

January 31,

2026,

subject to

Mr.

Mazanderani’s

ongoing service

through

to this

date. The
500,000
options will

vest immediately

if Mr.

Mazanderani’s

employment is

terminated by

the Company

without cause

on or

before the

first
anniversary of the grant date. The
4,500,000

stock options may only be exercised during a period commencing from January 31, 2028 to January 31, 2029.
On August 5, 2020, the Company granted one of its then non-employee directors,

and now the Company’s Executive Chairman,
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

2024,

2023

and

2022,
116,063
,
327,965

and
376,348

stock

options

became

exercisable,
respectively. During the year ended June 30, 2023, an employee delivered
23,934

shares of the Company’s common stock to exercise
37,500

stock options with an aggregate

strike price of $
0.1

million. These
23,934

shares of common stock

have been included in

the
Company’s treasury stock.

The employee also elected to deliver
6,105

shares of the Company’s common stock to settle income

taxes
arising upon exercise of the stock options, and

these shares have also been included in

the Company’s treasury stock. During the years
ended

June

30,

2024,

2023

and

2022,

the

Company

received

approximately

$
0.2

million,

$
0.5

million

and

$
0.8

million

from

the
exercise of
54,287
,
158,659

and
249,521

stock options, respectively.

During

the

years

ended

June

30,

2024,

2023

and

2022,

employees

forfeited
200,739
,
94,292
,

and
256,706

stock

options,
respectively. The

stock options forfeited had strike prices ranging from $
3.01

to $
11.23
.
Options (continued)
The following table presents stock options vested and expected to vest as of

June 30, 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - June 30, 2024
4,918,248
8.70
4.51
889
These options have an exercise price range of $
3.01

to $
14.00
, and include the
4,000,000

options awarded in June 2024.
The following table presents stock options that are exercisable as of June

30, 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - June 30, 2024
391,342
4.71
5.39

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity

(continued)
Restricted stock
The following table summarizes restricted stock activity for the years ended June 30, 2023 and 2022:

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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity

(continued)
Restricted stock (continued)
The following table summarizes restricted stock activity for the year ended June 30, 2024:

Number of shares of
restricted stock
Weighted average grant
date fair value
($’000)
Non-vested – June 30, 2023
2,614,419
11,869
Total granted
1,002,241
3,942
Granted – October 2023
333,080
1,456
Granted – October 2023, with performance conditions
310,916
955
Granted – October 2023
225,000
983
Granted – January 2024
56,330
197
Granted – February 2024
9,195
31
Granted - June 2024
67,720
320
Total vested
(1,232,251)
5,208
Vested

– July 2023
(78,800)
302
Vested

– November 2023
(109,833)
429
Vested

– December 2023
(67,073)
234
Vested

– February 2024
(14,811)
53
Vested

– March 2024
(69,286)
256
Vested

– April 2024
(394,932)
1,630
Vested

– May 2024
(88,617)
391
Vested

– June 2024
(350,247)
1,639
Vested

– June 2024, with performance conditions
(58,652)
274
Total forfeitures
(299,463)
1,315
Forfeitures - employee terminations
(82,077)
298
Forfeitures – May and July 2021 awards with market condition
(217,386)
1,017
Non-vested – June 30, 2024
2,084,946
8,736
17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity (continued)
Restricted stock
Awards granted
In October 2023, the Company

awarded
333,080

shares of restricted stock with time-based

vesting conditions to approximately
150

employees, which are subject to the employees continued employment with the Company through the applicable vesting dates. In
October 2023, the Company awarded
310,916

shares of restricted stock to executive officers

which contained time and performance-
based

(market

conditions

related

to

share

price

performance)

vesting

conditions.

The

Company

also

awarded
225,000

shares

of
restricted stock to an executive officer in

October 2023, which vest on June 30, 2025, except if the executive officer is terminated for
cause, in which case the award will be forfeited. In January 2024, February 2024 and June

2024, the Company awarded
56,330
;
9,195
and
67,720

shares of restricted stock with time-based vesting conditions to employees.
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
for the years ended June 30, 2024 and 2023 and 2022
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Awards vested
During the years

ended June 30,

2024, 2023 and

2022, respectively,
1,002,241
,
742,464

and
133,508

shares of restricted

stock
with time-based and performance-based

vesting conditions vested. The June 30, 2024,

shares of stock vesting includes
58,652

shares
with a performance-based condition related to the achievement of the 2021 to 2024 financial services plan. The fair value of restricted
stock which vested during

the years ended

June 30, 2024,

2023 and 2022,

was $
5.2

million, $
3.2

million and $
0.4

million, respectively.
In May

2024,
55,598

shares of

restricted stock

granted to

Mr.

Mali vested

and he

elected for
25,020

shares to

be withheld

to
satisfy the withholding tax liability on the vesting of these shares. In addition, in November and

December 2023

and February, April,
May and June

2024, an aggregate

of
556,889

shares of restricted

stock granted to employees

vested and they elected

for
128,415

shares
to be

withheld to

satisfy the

withholding tax

liability on

the vesting

of these

shares. In

July 2022,
78,801

shares of

restricted stock
granted to Mr.

Meyer vested and he

elected for
35,460

shares to be withheld

to satisfy the withholding

tax liability on the

vesting of
these shares. In May 2023,
55,599

shares of restricted stock granted to

Mr. Mali vested and he elected for
25,020

shares to be withheld
to satisfy

the withholding

tax liability

on the

vesting of

these shares.

In addition,

in November

and December

2022 and

February,
April, May and June

2023, an aggregate of
434,279

shares of restricted stock

granted to employees vested

and they elected for
190,394
shares to be withheld

to satisfy the withholding

tax liability on the

vesting of these shares.

These
153,435

(
25,020

plus
128,415
) and
250,874

(
35,460

plus
25,020

plus
190,394
) shares

have been

included in

our treasury

shares for

the year

ended June

30, 2024

and
2023, respectively.
The
133,508

shares of restricted

stock that vested

during the year

ended June 30,

2022, includes the
71,647

top up awards

referred
to above

and
29,919

shares of restricted

stock that

vested following

the change

in vesting date

to the

anniversary of

the executive’s
date of joining the Company.
Awards forfeited
During the year

ended June 30,

2024,
217,386

shares of restricted

stock were forfeited

by executive officers

(including former
executive officers)

as the

market condition

(related to

share price

performance)

were not

achieved.

During the

year ended

June 30,
2024, employees forfeited
82,077

shares of restricted stock following their termination of employment with the Company.
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock-based compensation charge and unrecognized compensation cost
The Company has

recorded a net stock

compensation charge

of $
7.9

million, $
7.3

million and $
3.0

million for the

years ended
June 30, 2024, 2023 and 2022, respectively,

which comprised:

Total

charge
Allocated to IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Year

ended June 30, 2024
Stock-based compensation charge

$
8,045
$
-
$
8,045
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(134)
-
(134)
Total - year ended June

30, 2024
$
7,911
$
-
$
7,911
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
As of June

30, 2024, the

total unrecognized

compensation cost related

to stock options

was approximately

$
5.0

million, which
the

Company

expects

to

recognize

over

approximately
two years
.

As of

June

30,

2024,

the

total

unrecognized

compensation

cost
related to restricted stock awards was approximately $
4.2

million, which the Company expects to recognize over approximately three
years
.
Income tax consequences
The Company

recorded a

deferred tax

asset of

approximately $
1.3

million and

$
0.6

million, as

of June

30, 2024

and June

30,
2023, respectively.

As of

June 30,

2024 and

2023, the

Company recorded

a valuation

allowance of

approximately $
1.3

million and
$
0.6

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
18.

INCOME TAX
Income tax expense
The table

below presents

the components

of (loss)

income before

income taxes

expense (benefit)

for the

years ended

June 30,
2024, 2023 and 2022:

2024 2023 2022
South Africa $
(4,405)
$
(21,308)
$
(31,266)
United States
(8,705)
(10,755)
(8,509)
Liechtenstein
-
-
(509)
Other
312
(203)
384
Loss before income tax expense (benefit) $
(12,798)
$
(32,266)
$
(39,900)

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Income tax expense (continued)
Presented below

is income tax

expense (benefit)

by location of

the taxing

jurisdiction for the

years ended

June 30, 2024,

2023
and 2022:

2024 2023 2022
Current tax expense $
5,766
$
6,317
$
2,309
South Africa
5,634
6,317
2,309
Other
132
-
-
Deferred tax expense (benefit)
(2,712)
(7,442)
(2,044)
South Africa
(2,716)
(7,490)
(2,154)
Other
4
48
110
Foreign tax credits generated – United States
309
115
62
Change in tax rate – South Africa
-
(1,299)
-
Income tax expense (benefit)

$
3,363
$
(2,309)
$
327
There were
no

changes to the

enacted income tax

rate in the

years ended June

30, 2024 and

2022 in any

of our major

jurisdictions.
The South African corporate

income tax rate reduced

from
28
% to
27
%, effective from

July 1, 2022, for all

of the Company’s

South
African subsidiaries with

income tax years

commencing on July

1, 2022. The

change in the

income tax rate

was enacted on

January
5, 2023, and accordingly all deferred taxes assets and liabilities were remeasured to the new tax rate on that date. This resulted. in the
inclusion of an

income tax benefit

of $
1.3

million in the Company’s

income tax expense

(benefit) line in

its consolidated statements
of operations for the

year ended June

30, 2023, as

a result of

the reversal of

a portion of

the deferred tax

assets and liabilities

recognized
as of December 31, 2022.
The Company’s current tax expense for the year ended June 30, 2024, was lower than the previous year due to the lower taxable income generated by the Company’s

subsidiaries during the year ended June 30, 2024, compared with the year ended June

30, 2023.
The Company’s deferred tax expense (benefit) for the year ended June

30, 2024, was lower compared with the

previous year due
to the

inclusion of

the deferred

tax benefit

recorded during

the year

ended June

30, 2023,

related to

the amortization

of intangible
assets recognized

due to

the acquisition

of Connect.

Deferred tax

expense (benefit)

for the

year ended

June 30,

2024, also

includes
lower prepaid

expense balances

as of

June 30,

2024 which

reduces

the

deferred

tax benefit.

The Company’s

deferred tax

expense
(benefit) for the year ended June 30, 2023, was higher

than the previous year due to the inclusion of the deferred tax benefit recorded
during the year ended June 30, 2023, related to the amortization of intangible assets recognized due to the acquisition of Connect. The
amount for the

year ended

June 30,

2023, also includes

a deferred tax

benefit related to

an expense

paid by

Connect before the

Company
acquired the business and which was subsequently determined to be deductible for tax purposes of approximately $
2.0

million.

During the years

ended June 30,

2024, 2023 and

2022, the Company

incurred net operating

losses through certain

of its South
African wholly-owned

subsidiaries and recorded

a deferred tax

benefit related to

these losses. However,

the Company

has created a
valuation allowance for certain of these net operating losses which reduced the deferred tax benefit recorded.
A reconciliation

of income

taxes, calculated

at the

fully-distributed South

African income

tax rate

to the

Company’s

effective
tax rate, for the years ended June 30, 2024, 2023 and 2022, is as follows:

2024 2023 2022
Income taxes at South African income tax rates
27.00
%
27.00
%
28.00
%
Non-deductible interest expense
(24.55)
%
-

-

-

-

Movement in valuation allowance
(22.15)
%
(17.66)
%
(22.05)
%
Non-deductible transaction costs
(5.91)
%
-

-

-

-

Capital gains tax rate differential
1.62
%
(0.51)
%
0.11
%
Prior year adjustments
(1.37)
%
7.60
%
0.01
%
Non-deductible items
(1.11)
%
(13.28)
%
(6.59)
%
Foreign tax credits
0.19
%
-
-
Foreign tax rate differential
-
(0.02)
%
0.02
%
Change in tax laws – South Africa
-
4.03
%
-
Release from FCTR
-
-
(0.33)
%
Effective tax rate
(26.28)
%
7.16
%
(0.83)
%

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Income tax expense (continued)
Percentages included in

the 2024

and 2022 columns

in the

reconciliation of income

taxes presented above

are specifically impacted
by the loss incurred by the

Company during the years ended June

30, 2024 and 2022. For instance,

for the year ended June 30, 2024,
income tax expense of $
3.4

million represents (
26.28
%) multiplied by the loss before tax expense (benefit) of $(
12,798
).

Movement in the

valuation allowance for

the year

ended June

30, 2024, includes

allowances created related

to certain net

operating
loss carryforwards generated during

the year. Non-deductible

items for the year ended June

30, 2024, includes transactions costs

and
interest expense incurred which the Company cannot deduct for income tax purposes
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

June 30, 2022, includes

allowances created related to

net operating losses
incurred during the

year. Non-deductible items for

the year ended

June 30,

2022, includes the

transaction costs related

to the acquisition
of Connect.
Deferred tax assets and liabilities
Deferred

taxes

reflect

the

temporary

differences

between

the financial

statement

carrying

amount

and

tax

bases

of

assets and
liabilities using

enacted tax

rates in effect

for the year

in which the

differences are

expected to reverse.

The primary

components of
the temporary differences and carryforwards that gave rise to the Company’s deferred tax assets and liabilities as of June 30, and their classification, were as follows:

June 30, June 30,
2024 2023
Total

deferred tax assets
Equity accounted investments and equity investments $
38,039
$
36,267
Net operating loss carryforwards
42,025
39,486
Foreign tax credit carryforwards
32,527
32,599
Provisions and accruals
3,294
3,165
FTS patent
-
40
Other
4,494
4,217
Total

deferred tax assets before valuation allowance
120,379
115,774
Valuation

allowances
(114,687)
(109,120)
Total

deferred tax assets, net of valuation allowance
5,692
6,654
Total

deferred tax liabilities:
Intangible assets
29,918
32,731
Equity investments
10,354
10,354
Other
102
94
Total

deferred tax liabilities
40,374
43,179
Reported as
Long-term deferred tax assets, net
3,446
10,315
Long-term deferred tax liabilities, net
38,128
46,840
Net deferred tax liabilities $
34,682
$
36,525
Decrease in total net deferred tax liabilities
Equity-accounted investments and equity investments
Equity-accounting investments and equity

investments as of

June 30, 2024

and 2023, comprises

the temporary differences arising
from the

difference

between the

amount paid

for Cell

C in

August 2017

and the

its financial

statements carrying

amount as

of the
respective

year

end,

of $
0.0

million,

difference

between

the amount

paid

for CPS

in 2004

and

the its

financial

statement carrying
amount as of the respective

year end, of $
0.0

million, and temporary differences

arising from the disposal of

Finbond which resulted
in the generation of capital loss carryforwards.

The change in Equity-accounting investments and equity investments also includes the impact of currency changes between the South African Rand against the United

States dollar.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Deferred tax assets and liabilities (continued)
Decrease in total net deferred tax liabilities (continued)
Net operating loss carryforwards
Net operating loss carryforwards have increased due

to losses incurred by certain of the Company’s

subsidiaries and the impact
of currency

changes between

the South

African

Rand against

the United

States dollar,

which

was partially

offset

by net

operating
losses carryforwards forfeited following the substantial liquidation of certain of the Company’s subsidiaries.
Intangibles assets
Intangible assets include intangible assets recognized related to the acquisition of Connect during the year ended June 30,
2022 (refer to Note 3) and have decreased compared to June 30, 2023,

due to the amortization of the intangible assets.
Equity investments
Investment

includes

our

investment

in

MobiKwik

(refer

to

Note

9),

and

there

were

no

adjustments

to

the

carrying

value

of
investment in MobiKwik during the year ended June 30, 2024.
Increase in valuation allowance
At June

30,

2024,

the Company

had

deferred

tax assets

of $
5.7

million

(2023:

$
6.7

million),

net of

the valuation

allowance.
Management believes,

based on

the weight

of available

positive and

negative evidence

it is

more likely

than not

that the

Company
will realize

the benefits

of these

deductible temporary

differences and

carryforwards, net

of the

valuation allowance.

However,

the
amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.
At June

30, 2024,

the Company

had a

valuation allowance

of $
114.7

million (2023:

$
109.1

million) to

reduce its

deferred tax
assets to

the estimated

realizable

value. The

movement

in the

valuation

allowance for

the years

ended June

30, 2024

and

2023, is
presented below:

Total
Equity-
accounting
investments
and equity
investments
Net operating
loss carry-
forwards
Foreign tax
credit carry-
forwards Other
July 1, 2022 $
117,101
$
42,587
$
39,652
$
32,671
$
2,191
Charged to statement of operations
5,916
5
5,492
-
419
Reversed to statement of operations
(1,701)
-
(579)
(510)
(612)
Change in tax rate - South Africa
(2,351)
(1,190)
(1,161)
-
-
Foreign currency adjustment
(9,845)
(5,135)
(5,023)
438
(125)
Net change in the valuation allowance
(7,981)
(6,320)
(1,271)
(72)
(318)
June 30, 2023
109,120
36,267
38,381
32,599
1,873
Charged to statement of operations
5,061
665
3,163
-
1,233
Reversed to statement of operations
(1,865)
-
(1,793)
(72)
-
Foreign currency adjustment
2,371
1,107
1,215
-
49
Net change in the valuation allowance
5,567
1,772
2,585
(72)
1,282
June 30, 2024 $
114,687
$
38,039
$
40,966
$
32,527
$
3,155
Net operating loss carryforwards and foreign tax credit carryforwards
South Africa
Net operating loss

carryforwards generated

in South Africa are

carried forward indefinitely,

but the loss carryforward

that may
be used against future taxable income is limited to 80% of taxable income before the net operating loss deduction.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Deferred tax assets and liabilities (continued)
Net operating loss carryforwards and foreign tax credit carryforwards (continued
United States
Net operating

loss carryforwards

generated in

the United States

are carried

forward indefinitely,

but the loss

carryforward that
may be used against future taxable income is limited to 80% of taxable income before the net operating loss deduction.
Lesaka had
no

net unused foreign

tax credits

that are more

likely than

not to

be realized as

of June

30, 2024 and

2023, respectively.
Unrecognized tax benefits
As of June 30, 2023 and 2024, the Company had
no

unrecognized tax benefits. The Company files income tax returns mainly in
South Africa,

Botswana, Namibia and in the U.S. federal jurisdiction. As of June 30, 2024, the Company’s South African subsidiaries are no longer

subject to income

tax examination by the

South African Revenue Service

for periods before

June 30, 2020.

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

June 30, 2024,

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

2024, 2023 and 2022,
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
46,777
,
112,783

and
191,448

shares of common stock from
the calculation of diluted

loss per share during

the years ended June 30,

2024, 2023 and 2022, respectively,

because the effect would
be antidilutive.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.

(LOSS) EARNINGS PER SHARE (continued)
The following

table presents net

loss attributable

to Lesaka

and the share

data used in

the basic and

diluted (loss)

earnings per
share computations using the two-class method for the years ended

June 30, 2024, 2023 and 2022:

2024 2023 2022
(in thousands except percent and per share data)
Numerator:
Net loss attributable to Lesaka $
(17,440)
$
(35,074)
$
(43,876)
Undistributed loss
(17,440)
(35,074)
(43,876)
Percent allocated to common shareholders
(Calculation 1)
95%
95%
98%
Numerator for loss per share: basic and diluted $
(16,651)
$
(33,407)
$
(43,006)
Denominator
Denominator for basic loss per share:
weighted-average common shares outstanding
61,276
60,134
57,207
Effect of dilutive securities:
Denominator for diluted loss per share: adjusted weighted average common shares outstanding and assumed conversion
61,276
60,134
57,207
Loss per share:
Basic

$
(0.27)
$
(0.56)
$
(0.75)
Diluted

$
(0.27)
$
(0.56)
$
(0.75)
(Calculation 1)
Basic weighted-average common shares outstanding (A)

61,276
60,134
57,207
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)

64,179
63,134
58,364
Percent allocated to common shareholders

(A) / (B)

95%
95%
98%
Options to

purchase
4,737,543
,
276,616

and
186,999

shares of

the Company’s

common stock

at prices

ranging from

$
4.87

to
$
14.00

(2024), $
4.87

to $
11.23

(2023) and

$
6.20

to $
11.23

(2022) per share

were outstanding

during the year

ended June 30,

2024,
2023 and 2022,

respectively, but were not included

in the computation

of diluted (loss)

earnings per share

because the options’

exercise
prices were greater

than the average

market price of

the Company’s common shares.

The options, which

expire at various

dates through
February 3, 2032, were still outstanding as of June 30, 2024.
20.

SUPPLEMENTAL CASH

FLOW INFORMATION
The following table presents supplemental cash flow disclosures for the years ended June 30, 2024, 2023 and 2022:

2024 2023 2022
Cash received from interest

$
2,277
$
1,841
$
2,065
Cash paid for interest

$
17,381
$
13,278
$
5,817
Cash paid for income taxes, net of refunds received

$
6,506
$
7,200
$
1,138
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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.

SUPPLEMENTAL CASH

FLOW INFORMATION

(continued)
Disaggregation of cash, cash equivalents and restricted cash
Cash, cash equivalents

and restricted cash

included on

the Company’s

consolidated statement

of cash flows

includes restricted
cash related to

cash withdrawn from

the Company’s

debt facilities to fund

ATMs.

This cash may

only be used

to fund ATMs

and is
considered restricted

as to

use and

therefore is

classified as

restricted cash.

Cash, cash

equivalents and

restricted cash

also includes
cash in certain

bank accounts

that has been

ceded to

Nedbank. As this

cash has

been pledged

and ceded

it may not

be drawn and

is
considered restricted as

to use

and therefore is

classified as

restricted cash as

well. Refer

to Note

12 for additional

information regarding
the Company’s

facilities. The following

table presents the disaggregation

of cash, cash equivalents

and restricted cash as

of June 30,
2024, 2023 and 2022:

2024

2023

2022

Cash and cash equivalents $
59,065
$
35,499
$
43,940
Restricted cash
6,853
23,133
60,860
Cash, cash equivalents and restricted cash $
65,918
$
58,632
$
104,800
Leases
The following

table presents

supplemental

cash flow

disclosure related

to leases

for the

years ended

June 30,

2024, 2023

and
2022:

2024

2023

2022

Cash paid related to lease liabilities
Operating cash flows from operating leases $
3,238
$
2,866
$
3,971
Right-of-use assets obtained in exchange for lease obligations
Operating leases $
4,800
$
983
$
6,054
21.

OPERATING SEGMENTS
Operating segments
The Company discloses segment information as reflected in the management information systems reports that its chief operating
decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, and the countries in which the entity holds material assets or reports material revenues.
The

Company

currently

has
two

reportable

segments:

Merchant

and

Consumer.

The

Company

operates

mainly

within

South
Africa.

The

Company’s

reportable

segments

offer

different

products

and

services

and

require

different

resources

and

marketing
strategies but share the Company’s

assets.
The Merchant segment

includes activities related

to the provision

of goods and

services provided to

corporate and other juristic
entities. The Company

earns fees from

processing activities performed

for its customers

and revenue generated

from the distribution
of

prepaid

airtime.

The

Company

provides

cash

management

and

payment

services

to

merchant

customers

through

a

digital

vault
(valuts) which

is located

at the

customer’s premises

and through

which the

Company is

able to

provide the

services which

generate
processing

fee

revenue.

The

Company

provides

its

customers

with

transaction

processing

services

that

involve

the

collection,
transmittal and

retrieval of

all transaction data.

From July 1,

2023, the

segment includes fees

earned from

transactions performed

by
customers utilizing its ATM infrastructure. This segment also includes sales of hardware and licenses to customers. Hardware includes the sale of POS devices, SIM

cards and other consumables which can

occur on an ad hoc

basis. Licenses include the right to

use certain
technology developed by the Company.
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

(until

June 30,

2023) or

POS. The

Company

provides
short-term loans to customers in South

Africa for which it earns

initiation and monthly service fees.

The Company writes life insurance
contracts, primarily funeral-benefit policies, and policy holders pay the Company a monthly insurance premium.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.

OPERATING SEGMENTS

(continued)
The reconciliation

of the

reportable segment’s

revenue to

revenue from

external customers

for the

years ended

June 30,

2024,
2023 and 2022, respectively,

is as follows:

Revenue
Reportable
Segment Inter-segment Unallocated
From external
customers
Merchant
$
498,314
$
3,303
$ - $
495,011
Consumer
69,211
-
-
69,211
Total for the year

ended June 30, 2024
$
567,525
$
3,303
$
-
$
564,222
Merchant
$
463,701
$
-
$ - $
463,701
Consumer
62,801
-
-
62,801
Other
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

represent

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
for the years ended June 30, 2024 and 2023 and 2022
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.

OPERATING SEGMENTS

(continued)
The reconciliation of the reportable segments’ measures of profit or loss to loss before income taxes for the years ended June

30,
2024, 2023 and 2022, respectively,

is as follows:

2024 2023 2022
Reportable segments measure of profit or loss

$
48,018
$
36,845
$
(9,028)
Operating loss: Group costs
(7,844)
(9,109)
(8,587)
Once-off costs
(1,853)
(1,922)
(8,088)
Unrealized Loss FV for currency adjustments
83
(222)
-
Lease adjustments
(3,238)
(2,906)
(3,955)
Stock-based compensation charge adjustments
(7,911)
(7,309)
(2,962)
Depreciation and amortization
(23,665)
(23,685)
(7,575)
Impairment loss
-
(7,039)
-
Reversal of allowance for doubtful EMI debt receivable (Note 9)
250
-
-
Loss on disposal of equity-accounted investment (Note 9)
-
(205)
(376)
Gain related to fair value adjustment to currency options
-
-
3,691
Gain on disposal of equity securities
-
-
720
Interest income

2,294
1,853
2,089
Interest expense

(18,932)
(18,567)
(5,829)
Loss before income taxes

$
(12,798)
$
(32,266)
$
(39,900)
The following tables summarize segment information for the years ended

June 30, 2024, 2023 and 2022:

2024 2023 2022
Reportable segment revenue
Merchant $
498,314
$
463,701
$
156,689
Consumer
69,211
62,801
65,932
Total reportable segment

revenue
567,525
526,502
222,621
Segment Adjusted EBITDA
Merchant (1)
33,368
33,531
12,646
Consumer (1)(2)
14,650
3,314
(21,674)
Total Segment Adjusted

EBITDA
48,018
36,845
(9,028)
Depreciation and amortization
Merchant
8,543
7,422
2,186
Consumer
734
1,114
1,660
Subtotal: Operating segments

9,277
8,536
3,846
Group costs
14,388
15,149
3,729
Total

23,665
23,685
7,575
Expenditures for long-lived assets
Merchant
11,348
12,986
2,846
Consumer
1,317
3,170
1,712
Subtotal: Operating segments

12,665
16,156
4,558
Group costs
-
-
-
Total

$
12,665
$
16,156
$
4,558
(1)

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchment

costs

of

$
0.3

million

(ZAR
4.9

million)

and

Consumer

includes
retrenchment costs of $
0.2

million (ZAR
3.5

million) for the year ended June 30, 2024; and
(2) Consumer Segment Adjusted EBITDA for the year ended June 30, 2022, includes reorganization costs of $
5.9

million (refer also Note 1).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2024 and 2023 and 2022
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
Long-lived assets based on their geographic location as of June 30, 2024,

2023 and 2022, are presented in the table below:

Long-lived assets
2024 2023 2022
South Africa
$
286,700
$
300,104
$
359,725
India - Investment in MobiKwik (Note 9)
76,297
76,297
76,297
Rest of world
2,548
2,197
2,811
Total $
365,545
$
378,598
$
438,833
22.

COMMITMENTS AND CONTINGENCIES
Capital commitments
As

of

June

30,

2024

and

2023,

the

Company

had

outstanding

capital

commitments

of

approximately

$
0.3

million

and

$
0.1
million, respectively.

Purchase obligations
As of June 30,

2024 and 2023, the

Company had purchase

obligations totaling $
2.5

million and $
3.0

million, respectively.

The
purchase

obligations

as

of

June

30,

2024,

primarily

relate

to

POS

devices,

components

for

safe

assets

and

inventory

that

will

be
delivered to the Company and sold to customers in fiscal 2025.
Guarantees
The South African

Revenue Service and

certain of the

Company’s customers,

suppliers and other

business partners have

asked
the Company

to provide

them with

guarantees, including

standby letters

of credit,

issued by

South African

banks. The

Company is
required to procure these guarantees for these third parties to operate its business.
Nedbank has

issued guarantees

to these

third parties

amounting to

ZAR
2.1

million ($
0.1

million, translated

at exchange

rates
applicable

as

of

June

30,

2024)

thereby

utilizing

part

of

the

Company’s

short-term

facilities.

The

Company

pays

commission

of
between
0.47
% per annum to
1.84
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
RMB has

issued

guarantees

to

these

third

parties

amounting

to

ZAR
33.1

million

($
1.8

million,

translated

at

exchange

rates
applicable as of June 30, 2024) thereby utilizing part of the Company’s short-term facilities.
The Company has not recognized any obligation related to

these guarantees in its consolidated balance sheet as of

June 30, 2024.
The maximum potential

amount that the Company

could pay under

these guarantees is ZAR
35.2

million ($
1.9

million, translated at
exchange rates applicable

as of June 30, 2024).

As discussed in Note

12, the Company

has ceded and pledged

certain bank accounts
to Nedbank

as security

for these

guarantees

with an

aggregate value

of ZAR
2.1

million ($
0.1

million translated

at exchange

rates
applicable as

of June

30, 2024).

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
for the years ended June 30, 2024 and 2023 and 2022
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
*****************************