Form 10-Q
period 2024-09-30
LESAKA TECHNOLOGIES INC
filed 2024-11-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024
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

4, 2024 (the

latest practicable date),
78,018,643

shares of the

registrant’s

common stock, par
value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table

of Contents
Page No.
PART

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and June
30, 2024
2
Unaudited Condensed Consolidated Statements of Operations for the three months ended
September 30, 2024 and 2023
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three months ended September 30, 2024 and 2023
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2024 and 2023
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
35
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
53
Item 4.
Controls and Procedures
54
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
55
Item 5. Other Information 56
Item 6.
Exhibits
57
Signatures
58
EXHIBIT 2.2
EXHIBIT 39
EXHIBIT 40
EXHIBIT 41

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
September 30, June 30,
2024 2024 (A)
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
49,687
$
59,065
Restricted cash related to ATM funding

and credit facilities (Note 8)
122
6,853
Accounts receivable, net and other receivables (Note 2)
29,825
36,667
Finance loans receivable, net (Note 2)
47,017
44,058
Inventory (Note 3)
20,194
18,226
Total current assets before settlement assets
146,845
164,869
Settlement assets
20,469
22,827
Total current assets
167,314
187,696
PROPERTY,

PLANT AND EQUIPMENT, net of accumulated depreciation of - September: $
50,532

June:
$
49,762
34,481
31,936
OPERATING LEASE RIGHT-OF-USE (Note 16)
7,411
7,280
EQUITY-ACCOUNTED INVESTMENTS

(Note 5)
245
206
GOODWILL (Note 6)
146,577
138,551
INTANGIBLE ASSETS, NET (Note 6)
114,052
111,353
DEFERRED INCOME TAXES
3,734
3,446
OTHER LONG-TERM ASSETS, including equity securities (Note 5 and 7)
78,075
77,982
TOTAL ASSETS
551,889
558,450
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 8)
-
6,737
Short-term credit facilities (Note 8)
9,895
9,351
Accounts payable
12,815
16,674
Other payables (Note 9)
45,923
56,051
Operating lease liability - current (Note 16)
2,600
2,343
Current portion of long-term borrowings (Note 8)
3,841
3,878
Income taxes payable
1,488
654
Total current liabilities before settlement obligations
76,562
95,688
Settlement obligations
19,899
22,358
Total current liabilities
96,461
118,046
DEFERRED INCOME TAXES
39,345
38,128
OPERATING LEASE LIABILITY - LONG TERM (Note 16)
4,968
5,087
LONG-TERM BORROWINGS (Note 8)
144,679
139,308
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)
2,790
2,595
TOTAL LIABILITIES
288,243
303,164
REDEEMABLE COMMON STOCK
79,429
79,429
EQUITY
COMMON STOCK (Note 10)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - September:
64,301,943

June:
64,272,243
83
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

September:
-

June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
346,016
343,639
TREASURY SHARES, AT

COST: September:
25,563,808

June:
25,563,808
(289,733)
(289,733)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 11)
(177,830)
(188,355)
RETAINED EARNINGS
305,681
310,223
TOTAL LESAKA EQUITY
184,217
175,857
NON-CONTROLLING INTEREST
-
-
TOTAL EQUITY
184,217
175,857
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
551,889
$
558,450
(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended
September 30,
2024 2023
(In thousands, except per
share data)
REVENUE (Note 15) $
145,546
$
136,089
EXPENSE
Cost of goods sold, IT processing, servicing and support
110,887
107,490
Selling, general and administration
26,726
22,515
Depreciation and amortization
6,276
5,856
Transaction costs related to Adumo acquisition (Note 20)
1,702
-
OPERATING (LOSS) INCOME
(45)
228
REVERSAL OF (ALLOWANCE) OF EMI

DOUBTFUL DEBT (Note 2 and 5)
-
250
INTEREST INCOME
586
449
INTEREST EXPENSE
5,032
4,909
LOSS BEFORE INCOME TAX EXPENSE
(4,491)
(3,982)
INCOME TAX EXPENSE (Note 18)
78
264
NET LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS
(4,569)
(4,246)
EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)
27
(1,405)
NET LOSS $
(4,542)
$
(5,651)
Net loss per share, in United States dollars (Note 13):
Basic loss attributable to Lesaka shareholders $
(0.07)
$
(0.09)
Diluted loss attributable to Lesaka shareholders $
(0.07)
$
(0.09)
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended
September 30,
2024 2023
(In thousands)
Net loss $
(4,542)
$
(5,651)
Other comprehensive income (loss), net of taxes
Movement in foreign currency translation reserve
10,525
(844)
Movement in foreign currency translation reserve related to equity-accounted investments
-
489
Total other comprehensive

income (loss), net of taxes
10,525
(355)
Comprehensive income (loss)
5,983
(6,006)
Add comprehensive loss attributable to non-controlling interest
-
-
Comprehensive income (loss) attributable to Lesaka $
5,983
$
(6,006)
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
Exercise of stock options
6,793
-
6,793
21
21
21
Stock-based compensation charge
(Note 12) -
1,768
1,768
1,768
Reversal of stock-based compensation
charge (Note 12)
(8,127)
(8,127)
(9)
(9)
(9)
Stock-based compensation charge
related to equity-accounted investment
(Note 5)
-
14
14
14
Net loss -
(5,651)
(5,651)
-
(5,651)
Other comprehensive loss (Note 11)
(355)
(355)
-
(355)
Balance – September 30, 2023
88,883,198
$
83
(25,244,286)
$
(288,238)
63,638,912
$
337,490
$
322,012
$
(196,081)
$
175,266
$
-
$
175,266
$
79,429

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended September 30, 2024 (dollar amounts

in thousands)
Balance – July 1, 2024
89,836,051
$
83
(25,563,808)
$
(289,733)
64,272,243
$
343,639
$
310,223
$
(188,355)
$
175,857
$
-
$
175,857
$
79,429
Restricted stock granted (Note 12)
32,800
32,800
-
-
Stock-based compensation charge
(Note 12) - -
2,377
2,377
2,377
Reversal of stock-based compensation
charge (Note 12)
(3,100)
(3,100)
-
-
-
Net loss
(4,542)
(4,542)
-
(4,542)
Other comprehensive income (Note
11)
10,525
10,525
-
10,525
Balance – September 30, 2024
89,865,751
$
83
(25,563,808)
$
(289,733)
64,301,943
$
346,016
$
305,681
$
(177,830)
$
184,217
$
-
$
184,217
$
79,429

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended
September 30,
2024 2023
(In thousands)
Cash flows from operating activities
Net loss $
(4,542)
$
(5,651)
Depreciation and amortization
6,276
5,856
Movement in allowance for doubtful accounts receivable and finance loans receivable
1,499
1,525
(Earnings) Loss from equity-accounted investments (Note 5)
(27)
1,405
Movement in allowance for doubtful loans to equity-accounted investments
-
(250)
Fair value adjustment related to financial liabilities
190
(34)
Interest payable
1,693
1,764
Facility fee amortized
69
227
Profit on disposal of property, plant and equipment
(27)
(36)
Stock-based compensation charge (Note 12)
2,377
1,759
Decrease (Increase) in accounts receivable and other receivables
7,692
(2,345)
Increase in finance loans receivable
(1,590)
(488)
Increase in inventory
(889)
(479)
(Decrease) Increase in accounts payable and other payables
(17,177)
375
Increase in taxes payable
765
308
Decrease in deferred taxes
(446)
(562)
Net cash (used in) provided by operating activities
(4,137)
3,374
Cash flows from investing activities
Capital expenditures
(3,965)
(2,809)
Proceeds from disposal of property, plant and equipment
850
284
Acquisition of intangible assets
(173)
(135)
Net change in settlement assets
3,570
(11,237)
Net cash provided by (used in) investing activities
282
(13,897)
Cash flows from financing activities
Proceeds from bank overdraft (Note 8)
23,893
59,574
Repayment of bank overdraft (Note 8)
(31,028)
(62,793)
Long-term borrowings utilized (Note 8)
774
2,471
Repayment of long-term borrowings (Note 8)
(5,472)
(2,629)
Proceeds from exercise of stock options
-
21
Net change in settlement obligations
(3,648)
10,696
Net cash (used in) provided by financing activities
(15,481)
7,340
Effect of exchange rate changes on cash
3,226
(443)
Net decrease in cash, cash equivalents and restricted cash
(16,110)
(3,626)
Cash, cash equivalents and restricted cash – beginning of period
65,919
58,632
Cash, cash equivalents and restricted cash – end of period (Note 14) $
49,809
$
55,006
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2024 and 2023
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
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

2024.

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

Recent accounting pronouncements adopted
In November 2023, the

Financial Accounting Standards

Board (“FASB”)

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
Recent accounting pronouncements not yet adopted

as of September 30, 2024
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

Accounts receivable, net and other receivables
The Company’s accounts receivable, net, and other receivables as of September 30, 2024, and June 30, 2024, are presented in the table below:

September 30, June 30,
2024 2024
Accounts receivable, trade, net

$
11,083
$
13,262
Accounts receivable, trade, gross

12,569
14,503
Allowance for doubtful accounts receivable, end of period
1,486
1,241
Beginning of period
1,241
509
Reversed to statement of operations
(50)
(511)
Charged to statement of operations

307
1,305
Utilized

(87)
(67)
Foreign currency adjustment

75
5
Current portion of amount outstanding related to sale of interest in Carbon,

net of
allowance: September 2024: $
750
; June 2024: $
750
-
-
Current portion of total held to maturity investments

-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
% notes
-
-
Other receivables

18,742
23,405
Total accounts receivable,

net and other receivables
$
29,825
$
36,667
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

credit exposures. The

Company determined to

use a lifetime

loss rate by

expressing write-off experience as

a percentage
of corresponding

invoice amounts

(as opposed

to outstanding

balances). The

allowance for credit

losses related to

these receivables
has

been

calculated

by

multiplying

the

lifetime

loss

rate

with

recent

invoice/origination

amounts.

Management

actively

monitors
performance of these receivables over

short periods of time. Different

balances have different rules to

identify an account in distress.
Once balances

in distress are

identified, specific

allowances are immediately

created. Subsequent

recovery from distressed

accounts
is not significant.
Current portion

of amount

outstanding related

to sale

of interest

in Carbon

represents an

amount due

related to

the sale

of the
loan in Carbon Tech

Limited (“Carbon”), with a face value of

$
3.0

million, which was sold in September

2022 for $
0.75

million, net
of an allowance

for doubtful loans

receivable of $
0.75

million. The Company has

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

September 30, 2024,

and
June 30, 2024, respectively was $
0

(zero).
Other receivables include prepayments, deposits, income taxes receivable and other receivables.

2.

Accounts receivable, net and other receivables

and finance loans receivable, net (continued)
Finance loans receivable, net
The Company’s finance

loans receivable, net, as of September 30, 2024, and June 30, 2024, is presented in the table below:

September 30, June 30,
2024
2024
Microlending finance loans receivable, net $
30,732
$
28,184
Microlending finance loans receivable, gross
32,851
30,131
Allowance for doubtful finance loans receivable, end of period
2,119
1,947
Beginning of period
1,947
1,432
Reversed to statement of operations

-
(210)
Charged to statement of operations

609
2,454
Utilized

(552)
(1,795)
Foreign currency adjustment

115
66
Merchant finance loans receivable, net
16,285
15,874
Merchant finance loans receivable, gross
19,380
18,571
Allowance for doubtful finance loans receivable, end of period
3,095
2,697
Beginning of period
2,697
2,150
Reversed to statement of operations

-
(359)
Charged to statement of operations

632
2,479
Utilized

(397)
(1,672)
Foreign currency adjustment

163
99
Total finance

loans receivable, net

$
47,017
$
44,058
Total

finance

loans

receivable,

net,

comprises

microlending

finance

loans

receivable

related

to

the

Company’s

microlending
operations

in South

Africa as

well as

its merchant

finance loans

receivable related

to Connect’s

lending activities

in South

Africa.
Certain merchant finance loans receivable with an aggregate balance of $
15.6

million as of September 30, 2024 have been pledged as
security for the Company’s

revolving credit facility (refer to Note 8).

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

to calculate a

lifetime loss rate

for the lending

book. The allowance

for credit losses

related to these

microlending finance
loans receivables

is calculated

by multiplying

the lifetime

loss rate

with the

month end

outstanding lending

book. The

lifetime loss
rate as of each of June 30, 2024 and September 30, 2024,

was
6.50
%. The performing component (that is, outstanding loan payments not in arrears)

of the book

exceeds more than
98
%, of the

outstanding lending

book as of

each of

June 30,

2024 and

September 30,
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
The

Company

has

recently

(in

the

past
three years
)

commenced

lending

to

merchant

customers

and

uses

historical

default
experience over

the lifetime of

loans generated thus

far in order

to calculate a

lifetime loss rate

for the lending

book. The allowance
for credit losses related to these merchant finance loans receivables is calculated by adding together actual receivables in

default plus
multiplying the lifetime loss rate with the month-end outstanding lending book. The lifetime loss rate as of each of June 30, 2024 and
September 30, 2024, was approximately
1.18
%. The performing component (that is, outstanding loan payments not in arrears), under-
performing

component (that

is, outstanding

loan payments

that are

in arrears)

and non-performing

component (that

is, outstanding
loans

for

which

payments

appeared

to have

ceased)

of the

book represents

approximately
84
%,
15
% and
1
%,

respectively,

of the
outstanding

lending

book

as

of

June

30,

2024.

The

performing

component,

under-performing

component

and

non-performing
component of

the book represents

approximately
85
%,
15
% and
0
%, respectively,

of the outstanding

lending book

as of September
30, 2024.
3.

Inventory
The Company’s inventory

comprised the following categories as of September 30, 2024, and June 30, 2024:

September 30, June 30,
2024 2024
Raw materials $
2,784
$
2,791
Work-in-progress
744
71
Finished goods
16,666
15,364
$
20,194
$
18,226
Finished goods as

of June 30, 2024,

includes $
1.8

million of Cell C

airtime inventory that was

previously classified as

finished
goods subject to sale restrictions. The Company sold all of this inventory during the three months ended September 30, 2024.
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
it manages

primarily through

regular financing

activities. Interest rates

in South

Africa have

remained unchanged

in recent quarters
and in September

2024, the South African

Reserve Bank announced

a 25-basis point reduction

in the South African

repurchase rate,
with further reductions expected in the short-term. Therefore, ignoring the impact of changes to the margin on its borrowings (refer to
Note 8),

the Company

expects its

cost of

borrowing to

decline moderately

in the

foreseeable future,

however,

the Company

would
expect a

higher cost

of borrowing

if interest

rates were

to increase

in the

future. The

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
The Company’s

Level 3 asset represents

an investment of
75,000,000

class “A” shares in Cell

C, a significant

mobile telecoms
provider in South Africa.

The Company used a discounted cash flow model developed by the Company to determine the fair value of
its investment in Cell C as of September 30, 2024 and June 30, 2024, respectively,

and valued Cell C at $
0.0

(zero) and $
0.0

(zero) as
of September 30, 2024, and June 30, 2024, respectively.

The Company incorporates the payments under Cell C’s

lease liabilities into
the cash

flow forecasts

and assumes

that Cell

C’s

deferred tax

assets would

be utilized

over the

forecast period.

The Company

has
assumed a marketability

discount of
20
% and a

minority discount from

of
24
%. The Company

utilized the latest

business plan provided
by

Cell

C

management

for

the

period

ending

December

31,

2027,

for

the

September

30,

2024,

and

June

30,

2024,

valuations.
Adjustments have been made to the WACC

rate to reflect the Company’s

assessment of risk to Cell C achieving its business plan.
The following key valuation inputs were used as of September 30, 2024 and June 30, 2024:

Weighted Average

Cost of Capital ("WACC"):
Between
21
% and
23
% over the period of the forecast
Long term growth rate:
4.5
% (
4.5
% as of June 30, 2024)
Marketability discount:
20
% (
20
% as of June 30, 2024)
Minority discount:
24
% (
24
% as of June 30, 2024)
Net adjusted external debt - September 30, 2024:
(1)
ZAR
7.4

billion ($
0.4

billion), no lease liabilities included
Net adjusted external debt - June 30, 2024:
(2)
ZAR
8

billion ($
0.4

billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of

September 30, 2024.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30,

2024.
The following table presents the impact on the carrying value of the Company’s

Cell C investment of a
1.0
% decrease and
1.0
%
increase in the

WACC

rate and

the EBITDA margins

respectively used

in the Cell

C valuation

on September

30, 2024, all

amounts
translated at exchange rates applicable as of September 30, 2024:

Sensitivity for fair value of Cell C investment 1.0% increase 1.0% decrease
WACC

rate
$
-
$
519
EBITDA margin
$
146
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

235
-
-
235
Fixed maturity
investments (included in
cash and cash equivalents)
5,523
-
-
5,523
Total assets at fair value

$
5,758
$
-
$
-
$
5,758

4.

Fair value of financial instruments
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2024, according to
the fair value hierarchy:

Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
216
-
-
216
Fixed maturity investments
(included in cash and cash
equivalents)
4,635
-
-
4,635
Total assets at fair value

$
4,851
$
-
$
-
$
4,851
There have been
no

transfers in or out of Level 3 during the three months ended September 30, 2024 and 2023,

respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the three months ended September 30, 2024 and 2023.
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the three months ended September

30, 2024:

Carrying value
Assets
Balance as of June 30, 2024 $
-
Foreign currency adjustment (1)
-
Balance as of September 30, 2024 $
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

of
the

asset

exceeds

its

fair

value

and

the

excess

is

determined

to

be

other-than-temporary.

Refer

to

Note

5

for

impairment

charges
recorded during the

reporting periods presented

herein. The Company

has
no

liabilities that

are measured at

fair value

on a

nonrecurring
basis.

5.

Equity-accounted investments and other long-term assets
Refer to Note 9 to the Company’s audited consolidated

financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2024, for additional information regarding its equity-accounted investments and other long-term assets.
Equity-accounted investments
The Company’s ownership

percentage in its equity-accounted investments as of September 30, 2024,

and June 30, 2024, was as
follows:

September 30, June 30,
2024 2024
Sandulela Technology

(Pty) Ltd ("Sandulela")
49.0
%
49.0
%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50.0
%
50.0
%
Finbond impairments recorded

during the three months ended September 30, 2023
On

August

10,

2023,

the

Company,

through

its

wholly

owned

subsidiary

Net1

Finance

Holdings

(Pty)

Ltd,

entered

into

an
agreement with Finbond to

sell its remaining

shareholding to Finbond for

a cash consideration of

ZAR
64.2

million ($
3.4

million using
exchange rates

applicable as

of September

30, 2023),

or ZAR
0.2911

per share.

Closed transaction

closed in

December 2023.

The
Company considered the August 10, 2023, agreement to be an impairment indicator.

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
in

Finbond

and

the

Company’s

carrying

value,

including

the

foreign

currency

translation

reserve

(before

the

impairment).

The
Company used

the price of

ZAR
0.2911

referenced in

the August 2023

agreement referred to

above to calculate

the determined fair
value for Finbond.
Carbon
In September

2022, the

Company,

through its

wholly-owned subsidiary,

Net1 Applied

Technologies

Netherlands B.V.

(“Net1
BV”),

entered

into

a binding

term

sheet

with the

Etobicoke

Limited

(“Etobicoke”)

to sell

its entire

interest, or
25
%,

in Carbon

to
Etobicoke for

$
0.5

million and

a loan

due from

Carbon, with

a face

value of

$
3.0

million, to

Etobicoke for

$
0.75

million. Both

the
equity interest

and the loan

had a carrying

value of $
0

(zero) at June

30, 2022.

The parties agreed

that Etobicoke pledge

the Carbon
shares purchased as

security for the

amounts outstanding under

the binding term

sheet. The

Company received $
0.25

million on closing
and the outstanding balance

due by Etobicoke

was expected to be

paid as follows:

(i) $
0.25

million on September 30,

2023 (the amount
was received in October

2023), and (ii) the

remaining amount, of

$
0.75

million in March 2024

(the amount has not

been received as
of September 30, 2024 (refer to Note 2)).
Summarized below is the

movement in equity-accounted investments and

loans provided to equity-accounted

investments during
the three months ended September 30, 2024:

Total
(1)
Investment in equity
Balance as of June 30, 2024 $
206
Stock-based compensation

-
Comprehensive income:
27
Other comprehensive income
-
Equity accounted (loss) earnings
27
Share of net (loss) earnings
27
Impairment
-
Foreign currency adjustment
(2)
12
Balance as of September 30, 2024 $
245

(1) Includes Sandulela,

and SmartSwitch Namibia;
(2) The foreign currency

adjustment represents the effects

of the fluctuations

of the ZAR and Namibian

dollar, against the

U.S.
dollar on the carrying value.

5.

Equity-accounted investments and other long-term assets (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of September

30, 2024, and June 30, 2024:

September 30, June 30,
2024 2024
Total equity investments

$
76,297
$
76,297
Investment in
5
% of Cell C (June 30, 2024:
5
%) at fair value (Note 4)
-
-
Investment in
10
% of MobiKwik (June 30, 2024:
10
%) (1)
76,297
76,297
Investment in
87.5
% of CPS (June 30, 2024:
87.5
%) at fair value (1)(2)
-
-
Policy holder assets under investment contracts (Note 7)
235
216
Reinsurance assets under insurance contracts (Note 7)
1,543
1,469
Total other long-term

assets
$
78,075
$
77,982
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

South Africa, Gauteng Division, Pretoria

ordered that CPS be

placed into liquidation.
Summarized below

are the components

of the Company’s

equity securities without

readily determinable

fair value and

held to
maturity investments as of September 30, 2024:

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

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in MobiKwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297
6.

Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2024:

Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2024 $
157,899
$
(19,348)
$
138,551
Foreign currency adjustment (1)

8,816
(790)
8,026
Balance as of September 30, 2024 $
166,715
$
(20,138)
$
146,577

(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S.
dollar on the carrying value.

6.

Goodwill and intangible assets, net (continued)
Goodwill (continued)
Goodwill has been allocated to the Company’s

reportable segments as follows:

Consumer Merchant Carrying value
Balance as of June 30, 2024 $
-
$
138,551
$
138,551
Foreign currency adjustment (1)

-
8,026
8,026
Balance as of September 30, 2024 $
-
$
146,577
$
146,577

(1) The foreign

currency adjustment represents

the effects

of the fluctuations

of the South

African rand

against the U.S.

dollar
on the carrying value.
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is

the carrying value and

accumulated amortization of

intangible assets as of

September 30, 2024, and

June
30, 2024:

As of September 30, 2024 As of June 30, 2024
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships $
27,388
$
(15,390)
$
11,998
$
25,880
$
(14,030)
$
11,850
Software, integrated
platform and unpatented
technology
122,099
(30,331)
91,768
115,213
(25,763)
89,450
FTS patent

2,230
(2,230)
-
2,107
(2,107)
-
Brands and trademarks
15,188
(4,902)
10,286
14,353
(4,300)
10,053
Total finite-lived

intangible
assets

$
166,905
$
(52,853)
$
114,052
$
157,553
$
(46,200)
$
111,353
Aggregate amortization

expense on the

finite-lived intangible assets

for the three

months ended September

30, 2024 and

2023,
was

$
3.8

million

and

$
3.6

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

Fiscal 2025 (excluding three months ended September 30, 2024) $
11,888
Fiscal 2026
15,850
Fiscal 2027
15,790
Fiscal 2028
15,790
Fiscal 2029
15,602
Thereafter
39,132
Total future

estimated annual amortization expense
$
114,052
7.

Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance

assets and policyholder liabilities under insurance contracts during the three
months ended September 30, 2024:

Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2024 $
1,469
$
(2,241)
Increase in policy holder benefits under insurance contracts

180
(2,500)
Claims and decrease in policyholders’ benefits under insurance contracts
(190)
2,463
Foreign currency adjustment (3)
84
(131)
Balance as of September 30, 2024 $
1,543
$
(2,409)

(1) Included in other long-term assets (refer to Note 5);
(2) Included in other long-term liabilities;
(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

7.

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
ended September 30, 2024:

Assets (1)
Investment
contracts (2)
Balance as of June 30, 2024 $
216
$
(216)
Increase in policy holder benefits under investment contracts

6
(6)
Foreign currency adjustment (3)
13
(13)
Balance as of September 30, 2024 $
235
$
(235)
(1) Included in other long-term assets (refer to Note 5);
(2) Included in other long-term liabilities;
(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.
The Company does not offer any investment products with guarantees related to capital or returns.
8.

Borrowings
Refer to

Note 12

to the

Company’s

audited consolidated

financial statements

included in

its Annual

Report on

Form 10-K

for
the year ended June 30, 2024, for additional information regarding its borrowings.
South Africa
The

amounts

below

have

been

translated

at

exchange

rates

applicable

as

of

the

dates

specified.

The

3-month

Johannesburg
Interbank

Agreed Rate

(“JIBAR”),

the

rate at

which

private sector

banks borrow

funds from

the

South

African Reserve

Bank,

on
September 30, 2024, was
8.35
%. The prime rate, the benchmark rate at which private sector banks lend to the public in South Africa,
on September 30, 2024, was
11.50
%.
RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings
Long-term borrowings - Facility G and Facility H
As of

September 30,

2024, the

Company

had not

utilized any

of its

ZAR
200

million Facility

G revolving

credit facility.

The
interest rate on this facility as of September 30, 2024, was JIBAR plus
4.75
%.

Available short-term facility -

Facility E
As of

September 30,

2024, the

aggregate amount

of the

Company’s

short-term South

African overdraft

facility with

RMB was
ZAR
0.9

billion ($
52.4

million). As of September 30,

2024, the Company had not

utilized this overdraft facility. This overdraft facility
may only be used to fund

ATMs and therefore the overdraft utilized and converted to cash to fund the Company’s ATMs is considered
restricted cash. The interest rate on this facility is equal to the prime rate.

8.

Borrowings (borrowings) (continued)
South Africa (continued)
RMB Bridge Facilities, comprising a short-term facility obtained in October 2024
On September 30, 2024, Lesaka SA entered into

a Facility Letter (the "F2024 Facility Letter") with

RMB to provided Lesaka SA
a ZAR
665.0

million funding facility (the “Facility”).

The Facility has been used

by Lesaka SA to (i) settle an

amount of ZAR
232.2
due

under the

Adumo transaction

(refer to

Note 20);

(ii) pay

Crossfin Holdings

(RF) Proprietary

Limited (“Crossfin”)

ZAR
207.2
million under a share purchase agreement concluded

between Lesaka SA and Crossfin Holdings ((refer also to

Note 20)); (iii) pay an
amount of ZAR
147.5

million notified by Investec Bank

Limited to Adumo and Lesaka SA

as a result of the transaction

described in

Note 20,

and (iv)

pay an

origination fee

of ZAR
7.6

million to

RMB. The

Facility also

provides Lesaka

with ZAR
70.0

million for
transaction -related expenses. Interest on the Facility is calculated at the prime rate plus
1.80
%. The Facility is unsecured and required
to be repaid in full on or before December 13, 2024.
Connect Facilities, comprising long-term borrowings and a short-term facility
As of September 30, 2024, the

Connect Facilities include (i) an overdraft facility (general banking facility) of ZAR
170.0

million
(of which ZAR
170.0

million ($
9.9

million) has been utilized); (ii) Facility A of ZAR
700.0

million ($
40.7

million); (iii) Facility B of
ZAR
550.0

million ($
32.0

million) (both

fully utilized);

and (iv)

an asset-backed

facility of

ZAR
200.0

million ($
11.6

million) (of
which ZAR
138.1

million ($
8.0

million) has been utilized).
On October 29,

2024, the Company, through its

wholly owned subsidiary

Cash Connect Management

Solutions (Pty) Ltd,

entered
into an addendum to a facility letter with RMB, to obtain a ZAR
100.0

million temporary increase in its overdraft facility for a period of approximately four

months to specifically

fund the purchase

of prepaid airtime

vouchers. This temporary

increase is repayable

in
equal daily instalments which commenced at the end of October

2024 and end of February 15, 2025.

CCC Revolving Credit Facility, comprising

long-term borrowings
As of

September

30,

2024,

the amount

of the

CCC Revolving

Credit Facility

was ZAR
300.0

million (of

which

ZAR
215.5
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

2024

and

June

30,

2024,

the

Company

had

utilized

ZAR
33.1

million

($
1.9

million)

and

ZAR
33.1

million

($
1.8
million), respectively,

of its indirect and derivative

facilities of ZAR
135.0

million (June 30, 2024: ZAR
135.0

million) to enable the
bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 19).
Nedbank facility, comprising short-term facilities
As of

September 30, 2024,

the aggregate amount

of the Company’s short-term

South African

credit facility with

Nedbank Limited
was ZAR
156.6

million ($
9.1

million). The credit facility represents indirect and derivative facilities of up to ZAR
156.6

million ($
9.1
million), which include guarantees, letters of credit and forward exchange contracts.
As of

September 30,

2024 and

June 30,

2024, the

Company had

utilized ZAR
2.1

million ($
0.1

million) and

ZAR
2.1

million
($
0.1

million), respectively, of its indirect and derivative facilities of ZAR
156.6

million (June 30, 2024: ZAR
156.6

million) to enable
the bank to issue guarantees, letters of credit and forward exchange contracts

(refer to Note 19).

8.

Borrowings (borrowings) (continued)
South Africa (continued)
Movement in short-term credit facilities (continued)
Summarized below are the

Company’s short-term facilities as of

September 30, 2024, and

the movement in

the Company’s short-
term facilities from as of June 30, 2024 to as of September 30, 2024:

RMB RMB RMB Nedbank
Facility E Indirect Connect Facilities Total
Short-term facilities available as of
September 30, 2023 $
52,384
$
7,858
$
9,895
$
9,112
$
79,249
Overdraft

-
-
9,895
-
9,895
Overdraft restricted as to use for
ATM

funding only
52,384
-
-
-
52,384
Indirect and derivative facilities

-
7,858
-
9,112
16,970
Movement in utilized overdraft
facilities:

Restricted as to use for ATM
funding only
6,737
-
-
-
6,737
No restrictions as to use

-
-
9,351
-
9,351
Balance as of June 30, 2024
6,737
-
9,351
-
16,088
Utilized

23,893
-
-
-
23,893
Repaid
(31,028)
-
-
-
(31,028)
Foreign currency
adjustment (1)
398
-
544
-
942
Balance as of September 30, 2024
-
-
9,895
-
9,895
Restricted as to use for ATM
funding only
-
-
-
-
-
No restrictions as to use

$
-
$
-
$
9,895
$
-
$
9,895
Interest rate as of September 30,
2024 (%) (2)
11.50
-
11.40
-
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2024 $
-
$
1,821
$
-
$
116
$
1,937
Foreign currency adjustment
(1)
-
106
-
7
113
Balance as of September 30, 2024 $
-
$
1,927
$
-
$
123
$
2,050

(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.
(2) Facility E interest set at prime and the Connect facility at prime less
0.10
%.

8.

Borrowings (continued)
Movement in long-term borrowings
Summarized below is

the movement in the

Company’s long-term

borrowing from as of

as of June 30, 2024

to as of September
30, 2024:

Facilities
G & H A&B CCC Asset backed Total
Included in current $
-
$
-
$
-
$
3,878
$
3,878
Included in long-term
56,151
66,815
11,841
4,501
139,308
Opening balance as of June 30, 2024
56,151
66,815
11,841
8,379
143,186
Facilities utilized
-
-
559
215
774
Facilities repaid
(3,911)
-
(554)
(1,007)
(5,472)
Non-refundable fees paid
-
-
-
-
-
Non-refundable fees amortized
44
12
13
-
69
Capitalized interest
1,845
-
-
-
1,845
Capitalized interest repaid
(95)
-
-
-
(95)
Foreign currency adjustment
(1)
3,188
3,890
684
451
8,213
Closing balance as of September 30,
2024
57,222
70,717
12,543
8,038
148,520
Included in current
-
-
-
3,841
3,841
Included in long-term
57,222
70,717
12,543
4,197
144,679
Unamortized fees
(229)
(176)
(9)
-
(414)
Due within 2 years
57,451
5,456
-
2,987
65,894
Due within 3 years
-
8,367
12,552
836
21,755
Due within 4 years
-
57,070
-
294
57,364
Due within 5 years $
-
$
-
$
-
$
80
$
80
Interest rates as of September 30, 2024
(%):
13.10
12.10
12.45
12.25
Base rate (%)
8.35
8.35
11.50
11.50
Margin (%)
4.75
3.75
0.95
0.75
Footnote number (2) (3) (4) (5)
(1) Represents the effects of the fluctuations between the ZAR and the

U.S. dollar.
(2)

Interest

on

Facility

G

and

Facility

H

is

based

on

the

JIBAR in

effect

from

time

to

time

plus

a

margin,

which

margin

is
calculated as:

(i)
5.50
% if

the Look

Through Leverage

(“LTL”)

ratio is

greater than

3.50x; (ii)
4.75
% if

the LTL

ratio is

less than
3.50x but greater than 2.75x; (iii)
3.75
% if the LTL ratio is less than 2.75x but greater than 1.75x; or (iv)
2.50
% if the LTL ratio is less
than 1.75x.

The LTL

ratio is

expressed as

times (“x”),

and was

introduced to

calculate the

margin

used in

the determination

of the
interest

rate.

The

LTL

ratio

is

calculated

as

the

Total

Attributable

Net

Debt

to

the

Total

Attributable

EBITDA,

as

defined

in

the
Company’s borrowing arrangements

with RMB, for the measurement period ending on a specified date.

(3) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin,

of
3.75
%, in effect from time to time.
(4) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
(5) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended September 30, 2024 and

2023, was $
4.2

million
and $
4.0

million, respectively.

Prepaid facility fees amortized

included in interest expense

during the three months

ended September
30, 2024

and 2023,

respectively,

were $
0.1

million and

$
0.2

million, respectively.

Interest expense

incurred under

the Company’s
K2020 and

CCC facilities

relates to

borrowings utilized

to fund

a portion

of the

Company’s

merchant finance

loans receivable

and
this

interest

expense

of

$
0.4

million

and

$
0.4

million,

respectively,

is

included

in

the

caption

cost

of

goods

sold,

IT

processing,
servicing and support on

the condensed consolidated statement

of operations for the

three months ended September

30, 2024 and

2023.

9.

Other payables
Summarized below is the breakdown of other payables as of September

30, 2024, and June 30, 2024:

September 30, June 30,
2024 2024
Clearing accounts $
7,239
$
17,124
Vendor

wallet balances
13,397
14,635
Accruals
9,959
7,173
Provisions
3,414
7,442
Value

-added tax payable
1,456
1,191
Payroll-related payables
2,929
922
Participating merchants' settlement obligation
2
1
Other
7,527
7,563
$
45,923
$
56,051
Other includes deferred income, client deposits and other payables.
10.

Capital structure
The following table presents a

reconciliation between the number of

shares, net of treasury, presented in the

unaudited condensed
consolidated statement of changes in equity as of September 30, 2024 and 2023, respectively:

September 30, September 30,
2024 2023
Number of shares, net of treasury:
Statement of changes in equity

64,301,943
63,638,912
Non-vested equity shares that have not vested as of end of period
2,035,845
2,527,492
Number of shares, net of treasury,

excluding non-vested equity shares that have not
vested

62,266,098
61,111,420
11.

Accumulated other comprehensive loss
The table

below presents

the change

in accumulated

other comprehensive

loss per

component

during the

three months

ended
September 30, 2024:

Three months ended
September 30, 2024
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2024 $
(188,355)
$
(188,355)
Movement in foreign currency translation reserve

10,525
10,525
Balance as of September 30, 2024 $
(177,830)
$
(177,830)
The table

below presents

the change

in accumulated

other comprehensive

loss per

component during

the three

months ended
September 30, 2023:

Three months ended
September 30, 2023
Accumulated foreign currency
translation reserve Total
Balance as of July 1, 2023 $
(195,726)
$
(195,726)
Movement in foreign currency translation reserve related to equity-
accounted investment
489
489
Movement in foreign currency translation reserve
(844)
(844)
Balance as of September 30, 2023 $
(196,081)
$
(196,081)
There were
no

reclassifications from accumulated other

comprehensive loss to net (loss) income

during the three months ended
September 30, 2024 and 2023.

12.

Stock-based compensation
The Company’s

Amended and Restated

2022 Stock

Incentive Plan (“20

22 Plan”)

and the vesting

terms of certain

stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2024.
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for the three months ended September 30, 2024 and 2023:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
Forfeited
(13,333)
11.23
- -
8.83
Outstanding - September 30, 2024
4,904,915
8.67
4.33
1,117
1.76
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
Exercised
(6,793)
3.07
-
5
-
Forfeited
(175,776)
3.58
- -
1.22
Outstanding - September 30, 2023
490,705
4.68
6.30
199
1.82
No

stock options

were awarded

during each

of the

three months

ended September

30, 2024

and 2023.
No

stock options

were
exercised

during

the

three

months

ended

September

30,

2024.

During

the

three

months ended

September

30,

2023,

the Company
received

approximately

$
0.02

million

from

the exercise

of
6,793

stock options.

Employees forfeited

an aggregate

of
13,333

stock
options during the three months

ended September 30, 2024. Employees and

a non-employee director forfeited an

aggregate of
175,776
stock options during the three months ended September 30, 2023.
Options
The following table presents stock options vested and expected to vest as of

September 30, 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - September 30, 2024
4,904,915
8.67
4.33
1,117
These options have an exercise price range of $
3.01

to $
14.00
.
The following table presents stock options that are exercisable as of September

30, 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - September 30, 2024
378,009
4.49
5.32
364
No

stock options became exercisable during each of the three months ended September 30, 2024 and 2023. The Company issues new shares to satisfy stock option exercises.

12.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock
The following table summarizes restricted stock activity for the three months ended September 30, 2024 and 2023:

Number of
shares of
restricted stock
Weighted
average grant
date fair value
($’000)
Non-vested – June 30, 2024
2,084,946
8,736
Total granted
32,800
154
Granted – August 2024
32,800
154
Total vested
(78,801)
394
Vested

– July 2024
(78,801)
394
Forfeitures
(3,100)
15
Non-vested – September 30, 2024
2,035,845
8,449
Non-vested – June 30, 2023
2,614,419
11,869
Total vested
(78,800)
302
Vested

– July 2023
(78,800)
302
Forfeitures
(8,127)
32
Non-vested – September 30, 2023
2,527,492
11,475
Grants
In August 2024, the Company granted
32,800

shares of restricted stock to employees which have

time -based vesting conditions.

No

restricted stock was awarded during the three months ended September 30, 2023.
Vesting
In July 2024 and 2023, respectively,
78,801

and
78,800

shares of restricted stock granted to our former Group CEO vested.
Forfeitures
During

the

three

months

ended

September

30,

2024

and

2023,

respectively,

employees

forfeited
3,100

and
8,127

shares

of
restricted stock following their termination of employment with the Company.
Stock-based compensation charge and unrecognized compensation cost
The Company recorded a stock-based compensation charge, net during the three months ended September 30, 2024 and 2023, of
$
2.4

million and $
1.8

million, respectively,

which comprised:

Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended September 30, 2024
Stock-based compensation charge

$
2,377
$ - $
2,377
Total - three months

ended September 30, 2024
$
2,377
$ - $
2,377
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
As

of

September

30,

2024,

the

total

unrecognized

compensation

cost

related

to

stock

options

was

$
3.9

million,

which

the
Company expects to

recognize over
two years
. As

of September 30,

2024, the total

unrecognized compensation cost

related to

restricted
stock awards was $
3.6

million, which the Company expects to recognize over
two years
.
During the three months ended

September 30, 2024 and 2023,

the Company recorded a deferred

tax benefit of $
0.3

million and
$
0.05

million, respectively,

related to

the stock-based

compensation charge

recognized related

to employees

of Lesaka.

During the
three months

ended September

30, 2024

and 2023

the Company

recorded a

valuation allowance

of $
0.3

million and

$
0.05

million,
respectively,

related to

the deferred

tax benefit

recognized because

it does

not believe

that the

stock-based compensation

deduction
would

be

utilized

as

it

does

not

anticipate

generating

sufficient

taxable

income

in

the

United

States.

The

Company

deducts

the
difference

between

the market

value

on the

date of

exercise by

the option

recipient and

the exercise

price

from income

subject

to
taxation in the United States.
13.

(Loss) Earnings per share
The Company

has issued redeemable

common stock

which is redeemable

at an amount

other than

fair value.

Redemption of

a
class of

common stock

at other

than fair

value increases

or decreases

the carrying

amount of

the redeemable

common stock

and is
reflected in basic earnings

per share using the two-class

method. There were
no

redemptions of common stock, or

adjustments to the
carrying value of the redeemable common stock during

the three months ended September 30, 2024 and 2023. Accordingly,

the two-
class method presented below does not include the impact of

any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for

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

30, 2024 and
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
as the

stock options

do not

contain non-forfeitable

dividend rights.

The Company

has excluded

employee stock

options to

purchase
65,173

and
41,809

shares of common

stock from

the calculation

of diluted

loss per

share during

the three

months ended

September
30, 2024 and 2023, because the effect would be antidilutive.
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

Three months ended
September 30,
2024 2023
(in thousands except
percent and
per share data)
Numerator:
Net loss attributable to Lesaka

$
(4,542)
$
(5,651)
Undistributed (loss) earnings $
(4,542)
$
(5,651)
Percent allocated to common shareholders (Calculation 1)
97
96
Numerator for (loss) earnings per share: basic and diluted
(4,399)
(5,402)
Continuing
(4,399)
(5,402)
Denominator
Denominator for basic (loss) earnings per share:
Weighted-average

common shares outstanding
62,265
60,990
Denominator for diluted (loss) earnings per share: adjusted weighted average
common shares outstanding and assuming conversion
62,265
60,990
(Loss) Earnings per share:
Basic

$
(0.07)
$
(0.09)
Diluted

$
(0.07)
$
(0.09)
(Calculation 1)
Basic weighted-average common shares outstanding (A)

62,265
60,990
Basic weighted-average common shares outstanding and unvested restricted shares
expected to vest (B)

64,293
63,805
Percent allocated to common shareholders

(A) / (B)

97
96
Options to

purchase
4,224,210

shares of

the Company’s

common stock

at prices

ranging from

$
4.87

to $
14.00

per share

were
outstanding during

the three months

ended September

30, 2024, but

were not included

in the computation

of diluted

(loss) earnings
per share because the

options’ exercise price was

greater than the average

market price of the Company’s

common stock. Options to
purchase
262,506

shares of the Company’s

common stock at prices

ranging from $
4.87

to $
11.23

per share were outstanding

during
the three months ended September

30, 2023, respectively, but were not included in

the computation of diluted (loss)

earnings per share
because the

options’ exercise

price was greater

than the average

market price of

the Company’s

common stock.

The options, which
expire at various dates through February 3, 2032, were still outstanding as of September 30, 2024.
14.

Supplemental cash flow information
The following table presents supplemental cash flow disclosures for the three months ended September 30, 2024 and 2023:

Three months ended
September 30,
2024 2023
Cash received from interest

$
581
$
445
Cash paid for interest

$
3,271
$
2,925
Cash (refund) paid for income taxes

$
(45)
$
604

14.

Supplemental cash flow information (continued)
Leases
The following table presents supplemental cash flow disclosure related to leases for the three months ended September 30, 2024 and 2023:

Three months ended
September 30,
2024

2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases $
1,004
$
693
Right-of-use assets obtained in exchange for lease obligations
Operating leases $
510
$
243
15.

Revenue recognition
Disaggregation of revenue
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended September 30, 2024:

Merchant Consumer Total
Processing fees $
31,583
$
7,530
$
39,113
South Africa
29,781
7,530
37,311
Rest of world
1,802
-
1,802
Technology

products
3,136
2
3,138
South Africa
3,063
2
3,065
Rest of world
73
-
73
Telecom products

and services

86,731
17
86,748
South Africa
80,851
17
80,868
Rest of world
5,880
-
5,880
Lending revenue
-
6,956
6,956
Interest from customers
1,676
-
1,676
Insurance revenue
-
4,340
4,340
Account holder fees
-
1,699
1,699
Other
1,348
528
1,876
South Africa
1,291
528
1,819
Rest of world
57
-
57
Total revenue, derived

from the following geographic locations
124,474
21,072
145,546
South Africa
116,662
21,072
137,734
Rest of world
$
7,812
$
-
$
7,812

15.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended September 30, 2023:

Merchant Consumer Total
Processing fees $
28,760
$
5,733
$
34,493
South Africa
27,400
5,733
33,133
Rest of world
1,360
-
1,360
Technology

products
2,037
19
2,056
South Africa
1,986
19
2,005
Rest of world
51
-
51
Telecom products

and services

87,313
41
87,354
South Africa
82,559
41
82,600
Rest of world
4,754
-
4,754
Lending revenue
-
5,373
5,373
Interest from customers
1,520
-
1,520
Insurance revenue
-
2,611
2,611
Account holder fees
-
1,368
1,368
Other
879
435
1,314
South Africa
830
435
1,265
Rest of world
49
-
49
Total revenue, derived

from the following geographic locations
120,509
15,580
136,089
South Africa
114,295
15,580
129,875
Rest of world
$
6,214
$
-
$
6,214
16.

Leases
The

Company

has

entered

into leasing

arrangements

classified

as operating

leases under

accounting

guidance.

These leasing
arrangements relate primarily

to the lease of

its corporate head office,

administration offices and

branch locations through

which the
Company operates

its consumer

business in

South Africa.

The Company’s

operating leases

have remaining

lease terms

of between
one and
five years
. The Company also operates parts

of its consumer business from

locations which it leases for a period

of less than
one year
. The Company’s operating lease expense during the three months ended September 30, 2024 and 2023 was $
1.0

million and
$
0.7

million, respectively.
The

Company

has

also

entered

into

short-term

leasing

arrangements,

primarily

for

the

lease

of

branch

locations

and

other
locations,

to operate its consumer

business in South Africa.

The Company’s

short-term lease expense during

the three months ended
September 30, 2024 and 2023, was $
1.0

million and $
0.9

million, respectively.
The following table presents supplemental balance

sheet disclosure related to the

Company’s right-of-use assets and its operating
lease liabilities as of September 30, 2024 and June 30, 2024:

September 30, June 30,
2024 2024
Right of use assets obtained in exchange for lease obligations:
Weighted average

remaining lease term (years)
2.7
3.1
Weighted average

discount rate (percent)
10.7
10.5

16.

Leases (continued)
The maturities of the Company’s

operating lease liabilities as of September 30, 2024, are presented below:

Maturities of operating lease liabilities
Year

ended June 30,
2025 (excluding three months to September 30, 2024) $
2,581
2026
2,840
2027
2,011
2028
1,298
2029
165
Thereafter
-
Total undiscounted

operating lease liabilities
8,895
Less imputed interest
1,327
Total operating lease liabilities,

included in
7,568
Operating lease liability - current
2,600
Operating lease liability - long-term $
4,968
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
30, 2024 and 2023, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
125,261
$
787
$
124,474
Consumer
21,072
-
21,072
Total for the three

months ended September 30, 2024
$
146,333
$
787
$
145,546
Merchant
$
121,361
$
852
$
120,509
Consumer
15,580
-
15,580
Total for the three

months ended September 30, 2023
$
136,941
$
852
$
136,089

17.

Operating segments (continued)
Operating segments (continued)
The

Company

evaluates

segment

performance

based

on

segment

earnings

before

interest,

tax,

depreciation

and

amortization
(“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”), the Company’s reportable segments’
measure of profit or

loss. The Company intends

to obtain a separate

lending facility to fund

a portion of its

Consumer lending during
the twelve months ended June

30, 2025. The Company expected

to have this facility in place on

July 1, 2024, however,

the Company
has been unable to finalize

terms as the separate

lending facility will form part

of a broader financing

package. Therefore, the Company
has included an intercompany interest expense in its Consumer Segment Adjusted EBITDA for the three months ended September 30,
2024. The Company

does not allocate

once-off items,

stock-based compensation

charges, depreciation

and amortization, impairment
of goodwill or other intangible

assets, other items (including gains

or losses on disposal

of investments, fair value adjustments

to equity
securities), interest

income, certain

interest expense,

income tax

expense or

loss from

equity-accounted investments

to its reportable
segments. Group costs generally include: employee related costs in relation to employees specifically hired for group roles and related directly

to managing

the US-listed

entity; expenditures

related

to compliance

with the

Sarbanes-Oxley

Act of

2002; non-employee
directors’

fees;

legal

fees;

group

and

US-listed

related

audit

fees;

and

directors

and

officer’s

insurance

premiums.

Once-off

items
represents non-recurring expense items,

including costs related

to acquisitions and

transactions consummated or

ultimately not pursued.
Unrealized

loss

FV

for

currency

adjustments

represents

foreign

currency

mark-to-market

adjustments

on

certain

intercompany
accounts. Interest adjustment represents the intercompany interest expense included in the Consumer Segment Adjusted EBITDA. The
Stock-based compensation

adjustments reflect

stock-based compensation

expense and

are excluded

from the

calculation of

Segment
Adjusted EBITDA

and are

therefore reported

as reconciling items

to reconcile

the reportable

segments’ Segment

Adjusted EBITDA
to the

Company’s loss before income

tax expense. Effective

from fiscal

2025, all lease

charges are allocated

to the Company’s operating
segments, whereas

in fiscal

2024 the

Company presented

certain lease

charges on

a separate

line outside

of its

operating segments.
Prior period

information has

been re-presented

to include

the lease charges

which were

previously reported

on a

separate line

in the
Company’s Consumer

and Merchant operating segments.
The reconciliation of

the reportable segments’

measures of profit or

loss to loss before

income tax expense for

the three months
ended September 30, 2024 and 2023, is as follows:

Three months ended
September 30,
2024 2023
Reportable segments measure of profit or loss

$
12,312
$
9,845
Operating loss: Group costs
(2,949)
(1,822)
Once-off costs
(1,805)
(78)
Unrealized Loss FV for currency adjustments
219
(102)
Interest adjustment 831 -
Stock-based compensation charge adjustments
(2,377)
(1,759)
Depreciation and amortization
(6,276)
(5,856)
Reversal of allowance of EMI doubtful debt
-
250
Interest income

586
449
Interest expense

(5,032)
(4,909)
Loss before income tax expense $
(4,491)
$
(3,982)

17.

Operating segments (continued)
Operating segments (continued)
The following

tables summarize

segment

information

that is

prepared

in accordance

with GAAP

for

the three

months

ended
September 30, 2024 and 2023:

Three months ended
September 30,
2024 2023
Revenues
Merchant $
125,261
$
121,361
Consumer
21,072
15,580
Total reportable segment

revenue
146,333
136,941
Segment Adjusted EBITDA
Merchant (1)
7,916
7,725
Consumer (1)
4,396
2,120
Total Segment Adjusted

EBITDA
12,312
9,845
Depreciation and amortization
Merchant
2,327
2,078
Consumer
202
169
Subtotal: Operating segments

2,529
2,247
Group costs
3,747
3,609
Total

6,276
5,856
Expenditures for long-lived assets
Merchant
3,908
2,763
Consumer
57
46
Subtotal: Operating segments

3,965
2,809
Group costs
-
-
Total

$
3,965
$
2,809
(1) Segment Adjusted EBITDA

for the three months

ended September 30, 2024,

includes retrenchments costs for

Consumer of
$
0.06

million (ZAR
1.1

million) and for Merchant, costs of

$
0.01

million (ZAR
0.2

million). Segment Adjusted EBITDA for the three
months ended September

30, 2023, includes

retrenchments costs for

Merchant of $
0.2

million (ZAR
4.6

million) and for Consumer,
costs of $
0.1

million (ZAR
1.5

million).
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
For the three months ended September 30, 2024, the Company’s effective tax rate was impacted by the tax expense recorded

by
the

Company’s

profitable

South

African

operations,

non-deductible

expenses

(including

transaction-related

expenditures),

the

on-
going losses incurred

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
Uncertain tax positions
As of three months ended September 30, 2024 and

June 30, 2023, the Company had
no

unrecognized tax benefits. The Company
files income tax

returns mainly

in South Africa,

Botswana, Namibia and

in the U.S.

federal jurisdiction.

As of September

30, 2024,
the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for
periods before

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
RMB has

issued

guarantees

to

these

third

parties

amounting

to

ZAR
33.1

million

($
1.9

million,

translated

at

exchange

rates
applicable as of September 30, 2024) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between
3.42
% per annum to
3.44
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
Nedbank has

issued guarantees

to these

third parties

amounting to

ZAR
2.1

million ($
0.1

million, translated

at exchange

rates
applicable as of September 30, 2024) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of
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

Acquisitions
2025

Acquisitions
October 2024 acquisition of Adumo
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

transaction

closed

on
October 1, 2024.
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

small-and-
medium (“SME”) merchants in

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

multi-channel point-of-sales
solutions

(Humble)

and

an

aggregated

payment

and

credit platform

for

in-store

and

online

commerce

(SwitchPay)

to SME
merchants and corporate clients in South Africa and Namibia.

The acquisition continues the Company’s

consolidation in the Southern African

fintech sector.

The Company’s

ecosystem now
serves approximately
1.7

million active consumers,
120,200

merchants, and processes over ZAR
270

billion in throughput (cash, card
and VAS)

per year. The acquisition of Adumo enhances the Company’s strength in both the consumer and merchant markets in which it operates.
The purchase consideration was settled through the combination of an issuance of
17,279,803

shares of the Company’s common
stock (“Consideration

Shares”) and

a ZAR
232.2

million ($
13.4

million, translated

at the

prevailing rate

of $1:

ZAR
17.3354

as of
October 1, 2024) payment in cash. The Company’s

closing price on the Johannesburg Stock Exchange on October 1, 2024, was ZAR
83.05

($
4.79

using

the

October

1,

2024,

$1:

ZAR

exchange

rate).

The

total

purchase

consideration

was

ZAR
1.67

billion

($
96.2
million).
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
Sellers; (iv) obtaining

certain third-party

consents; (v) the

Company obtained confirmation

from RMB that

it has sufficient

funds to
settle the

cash portion

of the purchase

consideration; (vi)

approval of

Adumo shareholders

(including preference

shareholders) with
respect to entering into and implementation of the Purchase Agreement, and all other agreements and transactions contemplated in the
Purchase Agreement;

(vii) obtained

the consent

of Adumo’s

lender regarding

Adumo entering

into and

implementing the

Purchase
Agreement, and

all other

agreements and

transactions contemplated

in the

Purchase Agreement;

(viii) the

release of

certain Seller’s
shares held

as security

by such

bank; (ix)

consent of

the lender

of one

of Adumo’s

shareholders regarding

Adumo entering

into the
transaction;

(x)

the

Company

signing

a

written

addendum

to

the

Policy

Agreement

with

International

Finance

Corporation

that
provides for the inclusion

of the Consideration

Shares attributable to certain

Seller shareholders

in the definition of

“Put Shares” under
the

Policy

Agreement,

and

related

change;

and

(xi)

a

Seller

(or

their

nominee),

which

ultimately

was

Crossfin,

concluding

share
purchase agreements to dispose

of an amount of Consideration

Shares (which ultimately was determined

as
3,587,332

Consideration
Shares).
The

Company

has

agreed

to file

a

resale

registration

statement

with

the United

States Securities

and

Exchange

Commission
(“SEC”)

covering

the

resale

of

the

Consideration

Shares

by

the

Sellers.

The

Company

has

undertaken

to

use

its

commercially
reasonable efforts to have the resale registration statement declared effective by the SEC following its filing.
The

Company

incurred

transaction-related

expenditures

of $
1.7

million

during

the

three

months

ended

September

30,

2024,
related

to

acquisition

of

Adumo.

The

Company’s

accruals

presented

in

Note

9

of

as

September

30,

2024,

includes

an

accrual

of
transaction related

expenditures of

$
2.2

million and

the Company

does not

expect to

incur any

further significant

transaction costs
over the remainder of the 2025 fiscal year.

20.

Acquisitions (continued)
2025

Acquisitions (continued)
October 2024 acquisition of Adumo (continued)
On

October

1,

2024,

Lesaka

SA

and

Crossfin

entered

into

a

share

purchase

agreement

under

which

Lesaka

SA

purchased
2,601,410

of the
3,587,332

Consideration Shares for ZAR
207.2

million ($
12.0

million). The transaction was settled in early October
2024,

and the shares of Company’s common

stock repurchased will be included in the Company’s

treasury shares.
The

Company

has

commenced

the

purchase

price

allocation

related

to

this

transaction.

However,

the

process

had

not

been
completed

as of

the date

of filing

this Quarterly

Report on

Form 10-Q

on November

6, 2024.

The Company

expects to

include its
preliminary allocation

of the purchase consideration

related to this acquisition

in its unaudited

financial statements to

be included

in
its Quarterly Report on Form 10-Q for the quarterly period ended

December 31, 2024.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2024,
and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.
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
things, those

listed under Item

1A.—“Risk Factors” in

our Annual

Report on Form

10-K for

the year ended

June 30, 2024.

In some
cases,

you

can

identify forward-looking

statements

by terminology

such as

“may”,

“will”, “should

”, “could”,

“would”,

“expects”,
“plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other
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
Recent Developments

Our

mission

at

Lesaka

is driven

by

a

purpose

to

provide

financial

services

and

software

to

Southern

Africa’s

underserviced
consumers

(B2C)

and

merchants

(B2B),

improving

people’s

lives

and

increasing

financial

inclusion

in

the

markets

in

which

we
operate. We offer a wide

range of

integrated payment solutions

including transactional accounts

(banking), lending, insurance,

payouts,
cash

management

solutions,

card

acceptance,

supplier

payments,

software

services

and

bill

payments.

By

providing

a

full-service
fintech platform in our connected ecosystem, we facilitate the digitization of commerce in our markets.

We experienced continued improvement in our financial and operational performance in the first quarter of fiscal 2025. Revenue of $145.5 million

(ZAR 2.6 billion) was

at the mid-point of

our revenue guidance

and compares to $136.1

million (ZAR 2.5

billion)
in 2024.

Operating

loss

of

$0.05

million

(ZAR

0.3

million)

includes

the

impact

of

$1.7

million

(ZAR

30.0

million)

one-off

Adumo
transaction costs.

We

reported a

net loss

attributable to

the company

of $4.5

million (ZAR

81.0 million)

during the

first quarter

of
fiscal 2025 compared with a net loss of $5.7 million (ZAR 105.6 million) during the first quarter of fiscal 2024.

Group Adjusted EBITDA of $9.4 million

(ZAR 168.1 million) was at

the mid-point of our guidance range,

representing the ninth
successive quarter of

Lesaka achieving or

outperforming its Group

Adjusted EBITDA guidance.

Group Adjusted EBITDA

is a non-
GAAP measure, refer to reconciliation below at “—Results of Operations

—Use of Non-GAAP Measures”.
We continue

to broaden our product proposition and solve for both consumer and merchant pain-points.
Merchant Division
The year-on-year

performance in

our Merchant

Division (“Merchant”)

is supported

by the

robust secular

trends underpinning
financial

inclusion,

cash management

and

digitalization

to empower

micro-merchants,

merchants

and

enterprise

clients to

transact
efficiently and fulfill their potential.
Performance in Merchant has been driven by:

Our VAS

and supplier payments business continues to see adoption by micro

-merchants.
Fiscal quarter ended September 30,
Q1
2025
Q1
2024
Q1
2023
2025
vs.
2024
2

year
CAGR
%
Approximate number of devices in deployment 1 89,040 77,000 57,000 16% 25%
Total

Throughput for the quarter (ZAR billions)
9.9 7.2 5.9 38% 30%
Throughput

for

the

quarter

international

money

transfers
(“IMT”) (ZAR billions)
1.3 0.3 1.6 333% (10%)
Throughput for the quarter supplier

payments (ZAR billions)
3.2 2 0.6 60% 131%
Total throughput

for the quarter excluding IMT and supplier
payments (ZAR billions)
5.4 4.9 3.7 10% 21%
1.
2025 includes approximately

5,430 devices attributable

to the acquisition of

Touchsides,

effective May 1, 2024,

which are
not enabled for VAS

and supplier payments on the Kazang platform.

●
We

had

approximately

89,040

devices

deployed

at

September

30,

2024,

representing

a

16%

year-on-year

growth
compared

to

approximately

77,000

devices

as

of

September

30,

2023,

and

a

2-year

CAGR

of

25%

compared

to
September 30,

2022. This

includes approximately

5,430 devices

in Touchsides

sites that

are not

yet enabled

for VAS
and supplier payments on the Kazang platform.
●
Core to

our device

placement strategy

is the

decision

to focus

on quality

business and

optimizing

our existing

fleet,
which is reflected in a healthy throughput growth and margin per device.
●
VAS

and supplier payments throughput increased 38% to R9.9 billion. We have separately disclosed supplier payments from traditional VAS

as it is becoming a material contributor to our

throughput and attracts a lower gross profit margin.
Supplier payments

is an

important part

of the micro

-merchant ecosystem

we are

developing as

part of

our strategy

to
provide a holistic offering to micro-merchants in informal markets.
●
VAS

throughput,

excluding

IMT

and

supplier

payments

increased

10%

to

R5.4

billion.

Our

supplier

payments
throughput

increased

by

60%

year

on

year

to

R3.2

billion

as

we

added

further

suppliers

onto

our

platform.

The
international money

transfer throughput

recovered significantly

and is

approaching the

levels from

quarter one

fiscal
2022.
Our card acceptance solutions to micro-merchants is through Kazang

Pay and to merchants through Card Connect.

Fiscal quarter ended September 30,
Q1
2025
Q1
2024
Q1
2023
2025 vs.
2024
2

year
CAGR
%
Approximate number of devices in deployment 1 53,450 46,600 27,700 15% 39%
Total Throughput

for the quarter (ZAR billions)
4.3 3.6 2.3 18% 36%
●
The

trend

towards

digital

payments

continued

year

on

year

with

a

15%

increase

in

devices

and

a

18%

increase

in
throughput to R4.2 billion for the quarter
Our lending
solutions offered to merchants through Capital Connect in

the merchant market.

Fiscal quarter ended September 30,
Q1
2025
Q1
2024
Q1
2023
2025
vs.
2024
2

year
CAGR
%
Total credit disbursed

(ZAR millions)
166 196 226 (15%) (14%)
Total

net

loan

book

size

at

period

end

(ZAR millions)
273 285 274 (4%) 0%
Capital

Connect

credit

disbursed

(ZAR millions)
166 173 190 (4%) (7%)
Capital

Connect

loan

book

size

at

period

end

(ZAR
millions)
273 280 254 (3%) 4%
Kazang

Pay

Advance

credit

disbursed

(ZAR millions)
0 23 36 n/m n/m
Kazang Pay

Advance loan book

size at period

end (ZAR
millions)
0 5 20 n/m n/m

●
Capital Connect disbursed

ZAR 166 million

during Q1 2025,

compared to ZAR

173 million in

the comparable period
last year, representing

a 4% decrease, reflective of the deterioration

in financial strength of our merchants compared

to
a year ago. We

have maintained our strict

credit criteria during the high

interest rate and inflationary

cycle resulting in
less merchants qualifying for new or renewals of credit lines.

●
With a

more positive political

environment, the suspension

of load-shedding

and hopefully the

start of an

interest rate
down cycle,

we are

more optimistic

this business

can resume

a growth

trend reflective

in the

8% increase

in Capital
Connect disbursements

this quarter compared to ZAR 154 million a quarter ago (quarter four fiscal 2024.)

●
Capital Connect’s

lending proposition

is an important

component in

enabling the merchants

we serve

to compete

and
grow. Since inception, Capital Connect

has distributed more

than ZAR 3

billion of funding

to merchants and

can provide
funding of up to ZAR 5 million in under 24 hours. Quick access to affordable and flexible opportunity capital is vital in every stage of a merchant’s lifecycle,

enabling them to never miss an opportunity.
●
Kazang Pay Advance, our lending offering

in the micro-merchant sector, was suspended

in early fiscal 2024 following
the decision to discontinue the

current product, especially in the

high interest rate environment. We continued to explore
other options

with respect

to this

offering

with it

now in

live pilot

phase. We

are monitoring

payment behavior

on a
smaller loan book and applying stricter lending criteria before the official relaunch later in fiscal 2025.

Our cash management and digitalization
solutions effectively “puts the bank” in approximately 4,480 merchants’ stores.
Fiscal quarter ended September 30, Q1 2025 Q1 2024 Q1 2023
2025

vs.
2024
2

year
CAGR %
Approximate number of devices in deployment
1
4,480 4,400 4,200 2% 3%
Cash

settlements

(throughput)

for

the

quarter

(ZAR
billions)
28.7 27.6 27.5 4% 2%
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
Consumer Division

In

our

Consumer

Division

we

offer

transactional

accounts

(banking),

insurance,

lending

and

payments

solutions

designed

to
improve the lives

of historically underserviced

consumers and continue

to deliver against

our strategic focus

areas underpinning our
growth

strategy.

Progress made

on these

levers: (i)

growing

active EasyPay

Everywhere (“EPE”)

account numbers;

(ii) increasing
average revenue per user (“ARPU”) through cross-selling; (iii) cost optimization; and (iv) enhancing our product and service offering, resulted in revenue and profitability growth in the Consumer Division in the first quarter of fiscal 2025.

Consumer
Fiscal quarter ended September 30, Q1 2025 Q1 2024 Q1 2023
2025 vs.
2024
Transactional accounts

(banking) - EasyPay Everywhere ("EPE")
Total active EPE transactional account base at quarter
end (millions)
1.5 1.3 1.2 14%
Total active EPE transactional account base at quarter
end - Permanent grant recipients (millions)
1.3 1.1 1.1 18%
Approximate

Gross

EPE

account

activations

for

the
quarter -Permanent grant recipients (number)
62,000 76,000 45,000 (19%)
Approximate

Net

EPE

account

activations

for

the
quarter - Permanent grant recipients (number)
26,000 42,000 3,000 (39%)
Lending - EasyPay Loans
Approximate

number

of

loans

originated

during

the
quarter (number)
286,000 222,000 198,000 28%
Gross advances in the quarter (ZAR millions) 451 353 289 28%
Loan

book

size,

before

allowances,

at

quarter

end
1
(ZAR millions)
564 423 351 34%
Insurance - EasyPay Insurance
Approximate number

of insurance policies

written in
the quarter (number)
49,000 38,000 25,000 29%
Total active insurance

policies on book at quarter end
(number)
466,000 359,000 268,000 30%
Average

revenue

per

customer

per

month,

as

of
September

30,

(permanent

grant

beneficiaries)
(ZAR)
91 83 71 10%
1.
Gross loan book, before

provisions.
● Driving customer acquisition
o
Gross EPE account

activations, continue to

grow at the new

levels for the permanent

base, post our marketing

and
distribution network enhancements

in fiscal 2024.

We

achieved approximately 62,000

gross account activations

in
the quarter which was pleasing in a traditionally quiet

quarter for us. This compares to a higher

than usual activation
rate in quarter one fiscal

2024 due to significant migration

away from the South African

Post Office in that

quarter
driven

by

concerns

around

its

going

concern

status

and

its

failure

to

timeously

distribute

grants

timeously.

Net
activations of

26,000 in

the quarter

was negatively

impacted by

the closure

of the

SASSA (
South African

Social
Security Agency)
digital portal for switching.

o
Our total active EPE transactional account base stood at approximately 1.5 million at the end of September

2024, of
which

approximately

1.3 million

(or approximately

88%)

are permanent

grant recipients.

The balance

comprises
Social Relief of Distress

(“SRD”) grant recipients, which was

introduced during the COVID pandemic and

extended
in calendar year 2023.
o
Our priority

is to grow

our permanent

grant recipient

customers base,

where we

can build

deeper relationships

by
offering products such as insurance and lending. We

do not offer the same breadth of service to the SRD grant base due to the temporary nature of the grant.

●
Progress on cross

selling
EasyPay Loans

o
We

originated

approximately 286

000 loans

during the

quarter,

with our

consumer loan

book, before

allowances
(“gross book”), increasing 34% to ZAR 564 million

as of September 30, 2024, compared to ZAR 423

million as of
September 30, 2023.
o
We have not amended our credit scoring or other lending criteria, and the growth is reflective of the demand for our tailored

loan

product

for

this

market,

growth

in

EPE

bank

account

customer

base

and

improved

cross-selling
capabilities.

o
The

loan

conversion

rate continues

to improve

following

the implementation

of

a number

of targeted

Consumer
lending campaigns and encouraging results from our digital channels.

o
The

portfolio

loss

ratio

of

approximately

6%,

calculated

as

the

loans

written

off

over

the

last

12

months

as

a
percentage of the total

gross loan book at the

end of the quarter,

remained stable on an

annualized basis, compared
to quarter one fiscal 2024.
EasyPay Insurance

o
Our insurance product sales continue to grow and

is a material contributor to the

improvement in our overall ARPU.
We

have

been

able

to

improve

customer

penetration

to

34%

of

our

active

permanent

grant

account

base

as

of
September 30, 2024, compared to 31% as of September 30, 2023. Approximately 49,000 new policies were written
in the quarter, compared to

approximately 38,000 in the

comparable period in fiscal

2024. The total number

of active
policies has grown 30% to approximately 466,000 policies as of September 30, 2024, compared to 359,000 policies as of September 30, 2023.
o
In April 2024 we launched a new benefit where existing policyholders and new clients could elect to cover up to six
of their

dependent family

members with

cover ranging

from ZAR

5 000 to

ZAR 30 000.

Since the

launch of

this
benefit more than 25 00 clients have elected to cover their dependent family members.
ARPU

o
ARPU for our permanent client

base has increased to

approximately ZAR 91 for the

first quarter of fiscal

2025, from
approximately ZAR 83 in the first quarter of fiscal 2024.

Adumo Payouts
o
On 1 October

the Adumo Payouts

business officially became part

of the Consumer

Division. We are looking forward
to

working

with

them

as

we

build

out

the

Consumer

offering

beyond

the

grant

recipient

space.

The

Adumo
contribution will be reflected in our quarter two fiscal 2025 results.

Board and Leadership Changes in quarter one fiscal 2025
Leadership changes

On October,

1 2024 Dan

Smith was appointed

as Group Chief

Financial Officer

taking over these

responsibilities from

Naeem
Kola,

who

transitioned

to

Group

Chief

Operating

Officer.

Mr.

Smith

was also

appointed

to

the

Board.

As Lesaka

scales,

we

will
continue to augment our executive capability to accommodate the growing size of the business and deliver on the opportunity in front of us.
Paul

Kent,

the

CEO

of

Adumo,

joined

the

Lesaka

executive

team

on

completion

of

the

Adumo

transaction

to

oversee

the
Merchant pillar within Lesaka’s Merchant

Division.
Board changes

Similarly, on completion of the Adumo acquisition Dean Sparrow, Group CEO of Crossfin

Technology Holdings (RF) (Pty) Ltd,
was appointed to the Board as an independent non-executive director and joined Lesaka’s Capital Allocation Committee.

Chris Meyer and Monde Nkosi, non-executive directors, stepped down as directors of the Board in October 2024.

Acquisition of Adumo

On October

1, 2024,

we announced

the closing

of the

Adumo transaction

which enhances

our platform,

adding customers

and
products, as well as

scale. The completion

of this transaction

marks the beginning

of a new chapter

in the Lesaka story.

Adumo will
be included in our results for the full second quarter of fiscal 2025.

Going forward Lesaka will be run in four distinct pillars

The Adumo

transaction is the

catalyst to approach

the market with

a more customer

-centric operating

model. From

a financial
reporting standpoint,

we will continue

to maintain the

Consumer Division

and Merchant Division

split however

we will present

our
KPIs and performance with a more granular breakdown.
Our Consumer segment

will remain substantially

the same however

the perimeter will

be expanded to

include the Adumo

Payouts
business.

In our

Merchant segment,

the Adumo transaction

provides the

opportunity to

segment the

business into

three component

parts
organized around distinct customers. Micro-Merchant,

Merchant and Enterprise.

Micro-merchants are

typically sole

proprietors, often

operating in

the informal

economy.

We

address these

customers through
the

Kazang

and

Touchsides

brands.

In

South

Africa

the

focus

will

be

to

augment

the

product

offering

and

cross-sell

to

existing
customers

so that

we can

materially improve

the unit

economics,

as we

have been

doing. Outside

of South

Africa, in

neighboring
geographies,

there are

a substantial

number of

sole traders

who have

very limited

offerings available

to them

to empower

them on
their digital journey.

Here we have an opportunity again to expand our total addressable market through wallet growth.

The

Merchant

pillar

is

made

up

of

the

existing

Connect

operations,

as

well

as

the

bulk

of

Adumo,

specifically

its

merchant
acquiring

and

processing

business

and

its

GAAP

hospitality

platform.

The

Connect

business

has

cash

and

credit

as

key

product
offerings, the

Adumo business has

merchant acquiring and

software at point

of sale. Combined

the Lesaka offering

will be amongst
most comprehensive in the market in meeting the needs of small and medium size businesses in the region.
Our Enterprise

segment will focus

on large

corporates, mobile network

operators, banks,

governments and

municipalities. Our
solutions include a

new payment switch, Prism

Switch, our Point

Of Sale hardware

business branded Prism

POS (previously known
as NUETS), our bill payments platform EasyPay, as well as a third party vending and security business. As well as serving third party corporates it will also service some of the technology needs of our other pillars, Consumer,

Micro-Merchant and Merchant.

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

that reflect

significant judgments

or uncertainties

and may

potentially result

in materially

different

results under

different
assumptions

and

conditions.

We

have

identified

the

following

critical

accounting

policies that

are

described

in

more

detail

in

our
Annual Report on Form 10-K for the year ended June 30, 2024:

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
Recent accounting pronouncements not yet adopted

as of September 30, 2024
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
September 30, June 30,
2024 2023 2024
ZAR : $ average exchange rate

17.9601 18.6457 18.7070
Highest ZAR : $ rate during period

18.5100 19.2202 19.4568
Lowest ZAR : $ rate during period

17.1144 17.6278 17.6278
Rate at end of period

17.1808 18.9236 18.1808

Translation exchange

rates for financial reporting purposes
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate

this data

for the

three months

ended September

30, 2024

and 2023,

vary slightly

from the

averages shown

in the

table
above.

Except

as

described

below,

the

translation

rates

we

use

in

presenting

our

results

of

operations

are

the

rates

shown

in

the
following table:
Three months ended
Year

ended
Table 2 September 30, June 30,
2024 2023
2024
Income and expense items: $1 = ZAR

17.7176 18.7088 18.6844
Balance sheet items: $1 = ZAR

17.1808 18.9236 18.1808
We have

translated the results of operations and

operating segment information for the

three months ended September 30,

2024
and 2023,

provided in

the tables below

using the actual

average exchange

rates per month

(i.e. for

each of

July 2024,

August 2024,
and September 2024 for the

first quarter of fiscal

2025) between the USD and

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
Executive

Chairman

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
Effective from fiscal 2025, all lease charges are allocated to our operating segments, whereas in fiscal 2024 we presented certain lease
charges

on

a

separate

line

outside

of

our

operating

segments.

Prior

period

information

has

been

re-presented

to

include

the

lease
charges which were previously reported on a separate

line in our Consumer and Merchant operating segments.
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

First quarter of fiscal 2025 compared to first quarter

of fiscal 2024
The following factors had a significant impact on

our results of operations during the first

quarter of fiscal 2025 as compared with
the same period in the prior year:
●
Higher

revenue:
Our

revenues

increased

3%

in

ZAR,

primarily

due

to

an

increase

in

value-added

services

activity

and
processing fees in Merchant,

as well as higher transaction, insurance and lending revenues in Consumer, which was partially offset by fewer low margin prepaid airtime sales;
●
Operating

income

improvement,

before

transaction

costs:
Operating

income,

before

Adumo-related

transaction

costs,
increased

due to an increase trading activity as noted above;

●
Lower net interest

charge:

Net interest

charge decreased

to $4.4 million

(ZAR 79.8 million)

from $4.5 million

(ZAR 83.1
million) primarily due to lower interest rates on our borrowings, which was partially offset by higher over borrowings; and
●
Foreign

exchange

movements:

The

U.S.

dollar

was 5%

stronger

against the

ZAR during

the

first

quarter

of

fiscal

2025
compared to

the prior period,

which adversely

impacted our U.S.

dollar reported

results The ZAR

was 5% stronger

against
the U.S.

dollar during

first quarter

of fiscal

2025

compared to

the prior

period, which

positively impacted

our U.S.

dollar
reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:
Table 3 In United States Dollars
Three months ended September 30,
2024 2023%
$ ’000 $ ’000 change
Revenue

145,546 136,089 7%
Cost of goods sold, IT processing, servicing and support

110,887 107,490 3%
Selling, general and administration

26,726 22,515 19%
Depreciation and amortization

6,276 5,856 7%
Transaction costs related to Adumo acquisition
1,702 - nm
Operating (loss) income
(45) 228 nm
Reversal of allowance for EMI doubtful debt receivable
- 250 nm
Interest income

586 449 31%
Interest expense

5,032 4,909 3%
Loss before income tax expense
(4,491) (3,982) 13%
Income tax expense
78 264 (70%)
Net loss before earnings (loss) from equity-accounted investments

(4,569) (4,246) 8%
Earnings (Loss) from equity-accounted investments

27 (1,405) nm
Net loss attributable to us

(4,542) (5,651) (20%)
Table 4 In South African Rand
Three months ended September 30,
2024 2023%
ZAR ’000 ZAR ’000 change
Revenue

2,615,690 2,537,659 3%
Cost of goods sold, IT processing, servicing and support

1,993,641 2,004,465 (1%)
Selling, general and administration

479,677 419,861 14%
Depreciation and amortization

112,660 109,166 3%
Transaction costs related to Adumo acquisition
29,997 - nm
Operating (loss) income
(285) 4,167 nm
Reversal of allowance for EMI doubtful debt receivable
- 4,741 nm
Interest income

10,517 8,368 26%
Interest expense

90,328 91,429 (1%)
Loss before income tax expense
(80,096) (74,153) 8%
Income tax expense
1,402 4,825 (71%)
Net loss before earnings (loss) from equity-accounted investments

(81,498) (78,978) 3%
Earnings (Loss) from equity-accounted investments

475 (26,657) nm
Net loss attributable to us

(81,023) (105,635) (23%)
Revenue increased by

$9.5 million (ZAR

78.0 million), or

6.9% (in ZAR, 3.1%

), primarily due

to an increase in

the volume of
value-added

services

provided

(prepaid

airtime

and

gaming),

high

transactions

volumes

from

our

vault

and

cash

management
operations

resulting

in higher

processing

fees, an

increase

in certain

issuing fee

base prices

and

transaction

activity in

our

issuing
business, and an

increase in insurance

premiums collected and

lending revenues following

higher loan

originations, which was

partially
offset

by fewer

low margin

prepaid

airtime sales.

Refer to

discussion

above

at “—Recent

Developments”

for a

description

of key
trends impacting our revenue this quarter.

Cost of

goods sold,

IT processing,

servicing and

support increased

by $3.4

million (or

3.2%) and,

in ZAR, decreased

by ZAR
10.8 million

(or 0.5%),

primarily the

decrease in

low margin

prepaid airtime

sales, which

was partially

by higher

insurance-related
claims and third-party transaction fees.
Selling,

general

and

administration

expenses

increased

by

$4.2

million

(ZAR

59.8

million),

or

18.7%

(in

ZAR

14.2%).

The
increase was

primarily due

to higher

employee-related expenses

(including annual

bonuses and

annual salary

increases) and

higher
stock-based

compensation

charges;

higher

consulting,

legal

and

travel

expenses,

and

the

year-over-year

impact

of

inflationary
increases on certain expenses.

Depreciation and amortization expense increased by $0.4 million (ZAR 3.5 million), or 7.2%

(3.2%). The increase was due to an
increase in depreciation expense related to additional POS devices deployed

.
Transaction costs related to Adumo acquisition

includes fees paid to

external service providers associated

with legal and advisory
services procured to close the transaction on October 1, 2024.
Our operating (loss) income margin

for the first quarter of fiscal 2025 and 2024

was (0.0)% and 0.2%, respectively.

We discuss
the components of operating loss margin under “—Results of operations by operating segment.”

We did not record any changes in the fair value of equity interests in MobiKwik and Cell C during the first quarter of fiscal 2025
or 2024, respectively. We

continue to carry our investment in Cell

C at $0 (zero). Refer to Note

4 for the methodology and inputs used
in the fair value calculation for Cell C.
Interest

on surplus

cash increased

to $0.6

million

(ZAR 10.5

million)

from $0.4

million (ZAR

8.4

million),

primarily

due

to
higher overall average cash balances on deposit during the first quarter of fiscal 2025 compared with 2024.
Interest expense increased to $5.0

million from $4.9 million

and, in ZAR, decreased

to ZAR 90.3 million

from ZAR 91.4 million.
In ZAR, the decrease was primarily as a result of lower interest expense incurred on certain of our borrowing for which we were able
to negotiate lower

rates of interest towards

the end of

calendar 2024, which

was partially offset

by higher overall

borrowings during
the first quarter of fiscal 2025 compared with comparable period in the prior quarter.
Fiscal 2025

tax expense

was $0.1

million (ZAR

1.4 million)

compared to

$0.3 million

(ZAR 4.8

million) in

fiscal 2024.

Our
effective tax rate for fiscal 2025 was impacted

by the tax expense recorded by our profitable South

African operations, a deferred tax
benefit related to acquisition-related

intangible asset amortization, non-deductible

expenses (in transaction-related expenses),

the on-
going losses incurred by

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

the first

quarter of

fiscal 2024.

The table
below presents the relative (loss) earnings from our equity-accounted investments:
Table 5 Three months ended September 30,
2024 2023 $ %
$ ’000 $ ’000 change
Finbond - (1,445) nm
Share of net loss - (278) nm
Impairment - (1,167) nm
Other 27 40 (33%)
Total

income (loss) from equity-accounted investments
27 (1,405) nm

Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 6 In United States Dollars
Three months ended September 30,
2024 % of 2023 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 125,261 86% 121,361 89% 3%
Consumer 21,072 14% 15,580 11% 35%
Subtotal: Operating segments

146,333 100% 136,941 100% 7%
Eliminations

(787) - (852) - (8%)
Total

consolidated revenue

145,546 100% 136,089 100% 7%
Group Adjusted EBITDA:
Merchant
(1)(2)
7,916 84% 7,725 96% 2%
Consumer
(1)(2)
4,396 47% 2,120 26% 107%
Group costs (2,949) (31%) (1,822) (22%) 62%
Group Adjusted EBITDA (non-GAAP) 9,363 100% 8,023 100% 17%
(1)

Segment

Adjusted

EBITDA

Merchant

and

Segment

Adjusted

EBITDA

Consumer

include

retrenchment

costs

of

$0.01
million and $0.06 million, respectively,

for the first quarter of fiscal 2025.
(2)

Lease

expenses

which

were

previously

presented

on

a

separately

line

in

fiscal

2024

are

now

included

in

Merchant

and
Consumer Segment Adjusted EBITDA.

The prior period has been

re-presented to conform with current

period presentation. See also
“—Results of Operations—

Presentation of Merchant and Consumer by segment for fiscal 2024 and 2023 including lease charges”.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 7 In South African Rand
Three months ended September 30,
2024 % of 2023 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 2,251,825 86% 2,263,001 89% (0%)
Consumer 378,063 14% 290,629 11% 30%
Subtotal: Operating segments

2,629,888 100% 2,553,630 100% 3%
Eliminations

(14,198) - (15,971) - (11%)
Total

consolidated revenue

2,615,690 100% 2,537,659 100% 3%
Group Adjusted EBITDA:
Merchant
(1)(2)
142,078 84% 143,910 96% (1%)
Consumer
(1)(2)
78,681 47% 39,612 26% 99%
Group costs (52,654) (31%) (33,980) (22%) 55%
Group Adjusted EBITDA (non-GAAP) 168,105 100% 149,542 100% 12%
(1) Segment

Adjusted EBITDA

Merchant and

Segment Adjusted

EBITDA Consumer

include retrenchment

costs of

ZAR 0.2
million and ZAR 1.1 million, respectively,

for the first quarter of fiscal 2025.
(2)

Lease

expenses

which

were

previously

presented

on

a

separately

line

in

fiscal

2024

are

now

included

in

Merchant

and
Consumer Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment revenue

primarily increased

due to

a higher

volume of

value-added services

provided (prepaid

airtime and

gaming),
and high transactions volumes from

our vault and cash

management operations resulting in higher

processing fees, which was

partially
offset by fewer low margin prepaid airtime sales. In ZAR, the modest decrease in Segment Adjusted EBITDA is primarily due higher operating expenses incurred, especially employment-related expenditures, to expand our offering, which was partially offset by

higher
gross

margin

(calculated

as

revenue

less

cost

of

goods

sold,

IT

processing,

servicing

and

support).

Connect

records

a

significant
proportion

of its

airtime sales

in revenue

(see further

below) and

cost of

sales, while

only

earning

a relatively

small margin.

This
significantly depresses

the Segment

Adjusted EBITDA

margins

shown by

the business.

During the

first quarter

of fiscal

2025,

we
experience a shift

in the mix

between the

sale of pinned

prepaid airtime

and distribution of

pinless prepaid

airtime, with the

volume
of pinned airtime sales decreasing, which results in a lower revenue and related cost of sales, and an overall improved margin.

Our Segment

Adjusted EBITDA margin

(calculated as Segment

Adjusted EBITDA

divided by revenue)

for the first

quarter of
fiscal 2025 and 2024 was 6.3% and 6.4%, respectively.
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

Consumer
Segment

revenue

increased

primarily

due

to higher

transaction

fees

generated

from

the higher

EPE

account holders

base,

an
increase in certain

issuing fee base

prices and transaction

activity in our

issuing business,

insurance premiums collected

and lending
revenues following

an increase

in loan

originations.

This increase

in revenue

has translated

into improved

profitability,

which was
partially offset

by higher

insurance-related

claims and

interest expenses

(of approximately

ZAR 15.0

million) incurred

to fund

our
lending

book

and

the

year-over-year

impact

of

inflationary

increases

on

certain

expenses.
We
intend

to

obtain

a

separate

lending
facility to

fund a

portion of

our lending

during fiscal

2025.
We
expected to

have this facility

in place

on July 1,

2024, however,

we
have been unable

to finalize terms as

the separate lending

facility will form part

of a broader financing

package. Therefore, we

have
included an intercompany interest expense in our Consumer Segment Adjusted

EBITDA for the first quarter of fiscal 2025.
Our Segment Adjusted EBITDA margin for the

first quarter of fiscal 2025 and 2024 was 20.9%

and 13.6%, respectively.
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
Our group costs for fiscal

2025 increased compared with the prior

period due to higher employee

costs resulting from an increase
in the number of

individuals allocated to group

costs and base salary

adjustments, higher bonus

expense, travel, consulting and

legal
fees.

Presentation of Merchant and Consumer by segment for fiscal 2024 and 2023 including lease charges
The tables below present Merchant and Consumer EBITDA for fiscal 2024 and 2023, including lease charges, as well as the
U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:
Table 8
Fiscal 2024
In United States dollars
Quarter 1 Quarter 2 Quarter 3 Quarter 4 F2024
$ ’000 $ ’000 $ ’000 $ ’000 $ ’000
Group Adjusted EBITDA:
Merchant 7,725 8,388 8,145 7,843 32,101
Consumer 2,120 2,575 3,757 4,227 12,679
Group costs (1,822) (2,011) (2,199) (1,812) (7,844)
Group Adjusted EBITDA (non-GAAP) 8,023 8,952 9,703 10,258 36,936
Income and expense items: $1 = ZAR 18.71 18.71 18.88 18.47 18.68
Table 9
Fiscal 2023
In United States dollars
Quarter 1 Quarter 2 Quarter 3 Quarter 4 F2023
$ ’000 $ ’000 $ ’000 $ ’000 $ ’000
Group Adjusted EBITDA:
Merchant 7,580 8,780 7,980 7,924 32,264
Consumer (1,893) 171 1,263 2,134 1,675
Group costs (2,300) (2,256) (2,293) (2,260) (9,109)
Group Adjusted EBITDA (non-GAAP) 3,387 6,695 6,950 7,798 24,830
Income and expense items: $1 = ZAR 17.13 17.52 17.93 18.74 17.94
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
Table 10 Three months ended
September 30,
2024 2023
$ ’000 $ ’000
Loss attributable to Lesaka - GAAP (4,542) (5,651)
(Earnings) loss from equity accounted investments (27) 1,405
Net loss before (earnings) loss from equity-accounted investments (4,569) (4,246)
Income tax expense 78 264
Loss before income tax expense (4,491) (3,982)
Interest expense 5,032 4,909
Interest income (586) (449)
Reversal of allowance for doubtful EMI loan receivable - (250)
Operating income (loss) (45) 228
PPA amortization

(amortization of acquired intangible assets)

3,747 3,608
Depreciation and amortization 2,529 2,248
Stock-based compensation charges 2,377 1,759
Interest adjustment (831) -
Once-off items (1) 1,805 78
Unrealized (gain) loss FV for currency adjustments (219) 102
Group Adjusted EBITDA - Non-GAAP 9,363 8,023
(1) The table below presents the components of once-off

items for the periods presented:
Table 11 Three months ended
September 30,
2024 2023
$ ’000 $ ’000
Transaction costs 103 78
Transaction costs related to Adumo acquisition 1,702 -
Total once-off

items
1,805 78
Once-off items are non-recurring in nature, however, certain items may be reported in

multiple quarters. For instance, transaction
costs include costs incurred related to acquisitions and

transactions consummated or ultimately not pursued. The transactions can span multiple

quarters,

for

instance

in

fiscal

2025

we

incurred

significant

transaction

costs

related

to

the

acquisition

of

Adumo

over

a
number of quarters, and the transactions are generally non-recurring.

Liquidity and Capital Resources
As of September 30, 2024, our

cash and cash equivalents were $49.7

million and comprised of U.S. dollar-denominated balances
of $2.0 million,

ZAR-denominated balances of

ZAR 791.0 million

($46.0 million), and

other currency deposits,

primarily Botswana
pula, of $1.7

million, all amounts

translated at exchange

rates applicable as of

September 30, 2024.

The decrease in

our unrestricted
cash balances from June 30, 2024, was

primarily due to the utilization of cash

reserves to fund certain scheduled and

other repayments
of our

borrowings,

purchase ATMs

and vaults,

pay annual

bonuses, pay

for expenses

included

in our

group costs,

and to

make an
investment in

working capital,

which was partially

offset by

positive contribution

from our

Merchant and

Consumer operations

and
utilization.
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

September 30, 2024:
Table 12 RMB Facility E RMB Indirect RMB Connect Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities
available, comprising:
Overdraft

- - - - 9,895 170,000 - -
Overdraft restricted as to
use
(1)
52,384 900,000 - - - - - -
Total overdraft 52,384 900,000 - - 9,895 170,000 - -
Indirect and derivative
facilities
(2)
- - 7,858 135,000 - - 9,112 156,556
Total

short-term
facilities available 52,384 900,000 7,858 135,000 9,895 170,000 9,112 156,556
Utilized short-term
facilities:
Overdraft

- - - - 9,895 170,000 - -
Indirect and derivative
facilities
(2)
- - 1,927 33,100 - - 123 2,110
Total

short-term
facilities available - - 1,927 33,100 9,895 170,000 123 2,110
Interest

rate,

based

on
South African prime rate
11.50% 11.40%
(1) Overdraft may only

be used to fund

ATMs

and upon utilization is

considered restricted cash.

We did

not utilize this facility
at the end of September 2024, and expect to cancel the facility in the second quarter of fiscal 2025.
(2) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support
guarantees issued by RMB and Nedbank to various third parties on our behalf.
Long-term borrowings
We

have

aggregate

long-term

borrowing

outstanding

of

ZAR

2.6

billion

($148.5

million

translated

at

exchange

rates

as

of
September 30, 2024)

as described in Note

8. These borrowings

include outstanding long-term

borrowings obtained by Lesaka

SA of
ZAR 1.0 billion,

including accrued

interest, which

was used to

partially fund

the acquisition of

Connect. The Lesaka

SA borrowing
arrangements were amended in March 2023 to

include a ZAR 200 million revolving

credit facility. We have settled all drawn amounts
in full as

of September 30,

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
On September 30, 2024, we obtained

a ZAR 665.0 million funding facility from

RMB which has been used on October 1,

2024
to (i) settle an amount of ZAR 232.2 million due to the

Adumo sellers; (ii) pay ZAR 207.2 million to acquire 2,601,410 shares of our
common stock from

one of the Adumo

sellers’ indirect shareholders;

(iii) pay ZAR 147.5

million notified by

Investec Bank Limited
to Adumo and us as

a result of the acquisition,

(iv) pay an origination fee

of ZAR 7.6 million to

RMB and (v) pay ZAR

70.0 million
of transaction-related expenses.
Restricted cash
As of

September 30, 2024,

we had

credit facilities

with RMB in

order to access

cash to

fund our ATMs in South

Africa. Utilization
of this facility is included in our cash, cash equivalents

and restricted cash presented in our consolidated statement

of cash flows. We
did not

utilize the

facility at

the end

of September

2024. Any

cash drawn

under the

facility may

only be

used to

fund ATMs

and is
considered restricted as to use and therefore is classified as restricted cash on our consolidated balance sheet.
We have

also entered into cession and pledge

agreements with Nedbank related to

our Nedbank indirect credit facilities

and we
have ceded and pledged

certain bank accounts to

Nedbank. The funds included

in these bank accounts

are restricted as they

may not
be withdrawn without the express

permission of Nedbank. Our cash,

cash equivalents and restricted

cash presented in our consolidated
statement of cash flows as of September 30, 2024, includes restricted cash of

$0.1 million that has been ceded and pledged.

Arrangement with African Bank to fund our ATMs
In

September

2024,

we

entered into

an

arrangement

with African

Bank Limited

(“African

Bank”)

and

certain

cash-in-transit
service providers

to fund

our ATMs.

Under this

arrangement, African

Bank will

use its

cash resources

to fund

our ATMs

and it

is
specifically recorded that the cash in our ATMs are African Bank’s property.

Therefore,

as we have not utilized a facility to obtain the
cash, and do not own or control the cash for an extended period of time, we do not record cash or cash equivalents and borrowings in
our

consolidated statement

of financial

position.

Cash withdrawn

from our

ATMs

by our

EPE customers

and other

consumers are
settled through the interbank settlement

system from the ATM

users bank account to African

Bank’s bank

accounts. We

pay African
Bank a

monthly fee

for the

service provided

which is calculated

based on

the cumulative

daily outstanding

balance of

cash utilized
multiplied by the South African prime interest rate

less 1%. We are

exposed to the risk of cash lost while it is in our

ATMs

(i.e. from
theft) and are required to repay African Bank for any shortages.
Cash flows from operating activities
First quarter
Net cash

used operating

activities during

the first

quarter of

fiscal 2025

was $4.1

million (ZAR

73.3 million)

compared to

net
cash provided by operating activities

of $3.4 million (ZAR 63.1

million) during the first quarter

of fiscal 2024. Excluding the

impact
of income taxes, our cash used in operating activities during the first quarter of fiscal 2025 includes cash utilized for the settlement of working

capital

movements

within

our

merchant

business

related

to

quarter-end

transaction

processing

activities

and

which

were
settled in the following week (our fourth quarter of

fiscal 2024 closed on a Sunday), and the

net growth in our consumer and merchant
finance

loans

receivable

books,

which

was

partially

offset

by

was

positively

impacted

by

the

contribution

from

Merchant

and
Consumer businesses.
We didn’t pay

any significant taxes during the first quarter of fiscal 2025.

During the first quarter of fiscal 2024, we paid second
provisional South

African tax payments

of $- million

(ZAR - million)

related to certain

Connect entities’ 2024

tax year that

had not
yet been aligned with ours.
Taxes (refunded)

paid during the first quarter of fiscal 2025 and 2024 were as follows:
Table 13 Three months ended September 30,
2024 2023 2024 2023
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
Taxation paid related

to prior years

- 572 - 10,859
Tax refund received (113) (31) (2,053) (640)
Total South African

taxes paid

(113) 541 (2,053) 10,219
Foreign taxes paid 68 63 1,213 1,196
Total

tax (refund) paid

(45) 604 (840) 11,415
Cash flows from investing activities
First quarter
Cash used

in

investing

activities

for

the

first

quarter

of

fiscal

2025

included

capital

expenditures

of

$4.0

million

(ZAR 70.3
million), primarily due to the acquisition of vaults and POS devices

.
Cash

used

in

investing

activities

for

the

first

quarter

of

fiscal

2024

included

capital

expenditures

of

$2.8

million

(ZAR 52.6
million), primarily due to the acquisition of vaults.

Cash flows from financing activities
First quarter
During the

first quarter of

fiscal 2025, we

utilized $23.9

million from

our South African

overdraft facilities

to fund our

ATMs
and our cash management business through Connect, and repaid

$31.0 million of those facilities. We utilized $0.8 million of our long-
term borrowings to fund

the acquisition of certain

capital expenditures and for

working capital requirements.

We repaid

$5.5 million
of

long-term

borrowings

in

accordance

with

our

repayment

schedule

as

well

as

to

settle

a

portion

of

our

revolving

credit

facility
utilized.
During the

first quarter of

fiscal 2024,

we utilized $59.6

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

fiscal 2025

to primarily include

spending for acquisition

of POS devices,
vaults,

computer software, computer and office equipment, as well as for our ATM infrastructure and branch network in South Africa.
Our capital expenditures for

the first quarter of fiscal

2025

and 2024 are discussed under

“—Liquidity and Capital Resources

—Cash
flows from investing activities.” All

of our capital expenditures for

the past three fiscal

years were funded through internally

generated
funds, or,

following the

Connect acquisition,

our asset-backed

borrowing arrangement.

We

had outstanding

capital commitments

as
of

September

30,

2024,

of

$0.3

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

September 30, 2024.

The effect

of a hypothetical

1% (i.e.
100 basis points)

increase and a 1%

decrease in the

interest rates applicable

to the borrowings

as of September

30, 2024, are shown.
The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 14 As of September 30, 2024
Annual expected
interest charge

($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates

($ ’000)
Interest on South African borrowings 19,780 1% 21,367
(1%) 18,190

Item 4. Controls and Procedures
Under

the

supervision

and

with

the

participation

of

our

management,

including

our

executive

chairman

and

our

group

chief
financial officer, we conducted

an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended, as of

September 30, 2024.
We previously identified and disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the

year ended June 30, 2024,
material weaknesses in our internal control over financial reporting related to: (1) information technology general controls (“ITGCs”), specifically

insufficient

risk

assessment,

design

and

implementation,

monitoring

activities

and

training

of

individuals

to

operate
controls

in the

areas of

user access

and

program-change

management

for

certain

information

technology

systems

that support

our
financial reporting processes and (2) insufficient design and implementation of controls and associated policies and procedures in our
annual goodwill impairment assessment. A material weakness is a deficiency,

or combination of deficiencies, in internal control

over
financial reporting such

that there

is a

reasonable possibility that

a material misstatement

of our annual

or interim

consolidated financial
statements will not be prevented or detected on a timely basis.
As a result

of insufficient time to

design and implement procedures

to remediate the

material weaknesses discussed in

our Annual
Report on Form

10-K for

our fiscal

year ended June

30, 2024 (as

described above), the

executive chairman and

the group chief

financial
officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.
Notwithstanding

the

previously

identified

material

weaknesses,

management

believes

the

condensed

consolidated

financial
statements included

in this Quarterly

Report on

Form 10-Q fairly

present, in

all material respects,

our financial

condition, results

of
operations and cash flows as of and for the periods presented in accordance with

GAAP.
Changes in Internal Control over Financial Reporting
We have commenced

with the design and implementation of the remediation plan during the three months ended

September 30,
2024 which includes:
-
the

review

of

ITGCs

and

implementation

of

changes

to

certain

controls

to

address

the

issues

related

to

the

material
weaknesses identified above; and

-
the review and implementation of changes to the design of the controls related to the goodwill impairment assessment.
The remediation plan

may be adjusted

as is appropriate,

as we continue

to evaluate and

enhance our internal

control over financial
reporting. Other than the

design and implementation of

the remediation plan, there

have not been any changes

in our internal control
over financial reporting during

the fiscal quarter ended

September 30, 2024, that have

materially affected, or are

reasonably likely to
materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
See “Item

1A RISK

FACTORS”

in Part

I of

our Annual

Report on

Form 10-K

for the

fiscal year

ended June

30, 2024,

for a
discussion

of

risk

factors

relating

to

(i)

our

business,

(ii)

operating

in

South

Africa

and

other

foreign

markets,

(iii) government
regulation, and (iv) our common stock. Except

as set forth below, there have been no material

changes from the risk factors previously
disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30,

2024.
We may not be able

to successfully integrate Adumo’s

operations with our business.
On October 1, 2024, we announced the closing of our ZAR 1.67 billion ($96.2 million) investment to acquire a 100% interest in
Adumo. Integrating Adumo

into our company

may require significant

attention from our

senior management which

may divert their
attention

from

our

day-to-day

business.

The

difficulties

of

integration

may

be

increased

by

cultural

differences

between

our

two
organizations and the necessity of retaining and integrating personnel, including Adumo’s key employees and management team. The services of these individuals will be important to the continued

growth and success of Adumo’s business and to our ability to integrate
Adumo with

us. If

we were

to lose

the services

of these

key employees

or fail

to sufficiently

integrate them,

our ability

to operate
Adumo successfully would likely be materially and adversely impacted.
As such, if we are unable to successfully integrate Adumo’s operations into our business we could be required to record material impairments, and as a result, our financial condition, results of operations,

cash flows and stock price could suffer.
We

depend upon

third-party suppliers,

making us

vulnerable to

supply shortages

and price

fluctuations, which

could harm
our business.
We

obtain our

smart cards, ATMs,

electronic payment

and POS devices,

components for our

safe assets, components

to repair
the ISV (independent software vendor)

division’s POS hardware, and the other

hardware we use in

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
We do

not have a South African banking

license and, therefore, we provide

our EPE solution through an

arrangement with
a third-party bank, which

limits our control over this

business and the economic benefit we

derive from it. If

this arrangement were
to terminate,

we would

not be

able to

operate our

EPE business

without alternate

means of

access to

a banking

license. We

are
also required

to comply

with the

requirements of

payment schemes,

including

VISA and

Mastercard.

Furthermore,

we provide
certain of

our services under

partnerships with South

African banks. We will

be unable to

provide our payments

and card-acquiring
businesses if we

fail to comply

with payment scheme

rules, and/or fails

to maintain certain

regulatory licenses

and registrations,
and/ or if we were unable to continue to partner with South African banks to provide our payments and card acquiring services.

The

South

African

retail

banking

market

is

highly

regulated.

Under

current

law

and

regulations,

our

EasyPay

Everywhere
(“EPE”) business activities require

us to be registered as

a bank in South Africa

or to have access to an

existing banking license.

We
are not currently so registered,

but we have an agreement

with Grindrod Bank, a subsidiary

of African Bank Limited, that

enables us
to implement

our EPE

program in

compliance

with the

relevant laws

and regulations.

If this

agreement

were to

be terminated,

we
would

not

be

able

to

operate

these

services

unless

we

were

able

to

obtain

access

to

a

banking

license

through

alternate

means.
Furthermore, we have

to comply with the

South African Financial

Intelligence Centre Act,

2001 and money

laundering and terrorist
financing

control

regulations,

when

we

open

new

bank

accounts

for

our

customers

and

when

they

transact.

Failure

to

effectively
implement and

monitor responses

to the

legislation and

regulations may

result in

significant fines

or prosecution

of Grindrod

Bank
and ourselves.

We

are required

to comply

with the

requirements of

payment schemes,

including VISA

and Mastercard.

We

have deployed

a
significant number of devices, and any

mandatory compliance upgrades to our deployed POS

devices would require significant capital
expenditures and/or be

disruptive to our

customer base. Failure

to comply with

the payment schemes’

rules may result

in significant
fines and/or a loss of license to participate in the scheme(s).

We provide card acquiring services

to our customers

by partnering with

Nedbank Limited and

ABSA Bank Limited,

and payment
processing services

in partnership

with the

largest banks

in South

Africa. If

these agreements

were to

be terminated,

Adumo would
not be able to operate

its payment services unless it

were able to obtain

alternative card acquiring or

payment processing agreements
with other partners

or obtain a direct

designation license with

the scheme's and

regulatory bodies. In

addition, if we

were to lose our
PASA registrations

or fail to have them renewed, it would be unable to operate its payment services.
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

quarter ended September 30, 2024,

no officers or directors,

as defined
in Rule 16a-1(f),
adopted
, modified, or
terminated

a “Rule 10b5-1 trading arrangement” or a “
non-Rule
10b5-1

trading arrangement,”
as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit
No. Description of Exhibit
Included
Herewith Form Exhibit Filing Date
2.2
First Addendum to Sale and Purchase Agreement, dated
October 1, 2024, between Lesaka Technologies Proprietary
Limited; Lesaka Technologies, Inc. and the parties listed in
Annexure A
8-K 2.2 October 1, 2024
10.39
Facility Letter dated September 30, 2024 between Lesaka
Technologies (Proprietary) Limited and FirstRand Bank
Limited (acting through its Rand Merchant Bank division)
8-K 10.1 October 1, 2024
10.40
Sale of Shares Agreement dated October 1, 2024, between
Lesaka Technologies Proprietary Limited and Crossfin
Holdings Proprietary Limited
8-K 10.2 October 1, 2024
10.41
Third Addendum to Facility Letter no.: LM/CCMS/01/2021
between FirstRand Bank Ltd, Cash Connect Management
Solutions (Pty) Ltd, Main Street 1723 (Pty) Ltd, Cash
Connect Rentals (Pty) Ltd; and K2020 Connect (Pty) Ltd
dated October 29, 2024
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
By: /s/ Dan L. Smith
Dan L. Smith

Group Chief Financial Officer,

Treasurer and Secretary