Form 10-Q
period 2024-12-31
LESAKA TECHNOLOGIES INC
filed 2025-02-05
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
December 31, 2024
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

2025 (the

latest practicable

date),
79,124,599

shares of

the registrant’s

common stock,

par
value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table

of Contents
Page No.
PART

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and June
30, 2024
2
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2024 and 2023
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three and six months ended December 31, 2024 and 2023
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three and six months ended December 31, 2024 and 2023
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2024 and 2023
9
Notes to Unaudited Condensed Consolidated Financial Statements
10
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
48
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
70
Item 4.
Controls and Procedures
71
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
72
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
73
Item 5.
Other Information
73
Item 6.
Exhibits
74
Signatures
75
EXHIBIT 2.2
EXHIBIT 40
EXHIBIT 41
EXHIBIT 42
EXHIBIT 43
EXHIBIT 44
EXHIBIT 45

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
December 31, June 30,
2024 2024 (A)
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
60,625
$
59,065
Restricted cash related to ATM funding

and credit facilities (Note 9)
112
6,853
Accounts receivable, net and other receivables (Note 3)
46,203
36,667
Finance loans receivable, net (Note 3)
49,529
44,058
Inventory (Note 4)
27,346
18,226
Total current assets before settlement assets
183,815
164,869
Settlement assets
27,550
22,827
Total current assets
211,365
187,696
PROPERTY,

PLANT AND EQUIPMENT, net of accumulated depreciation of - December: $
48,124

June:
$
49,762
42,295
31,936
OPERATING LEASE RIGHT-OF-USE (Note 17)
7,649
7,280
EQUITY-ACCOUNTED INVESTMENTS

(Note 6)
181
206
GOODWILL (Note 7)
200,760
138,551
INTANGIBLE ASSETS, NET (Note 7)
125,964
111,353
DEFERRED INCOME TAXES
6,278
3,446
OTHER LONG-TERM ASSETS, including equity securities (Note 6 and 8)
46,082
77,982
TOTAL ASSETS
640,574
558,450
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 9)
-
6,737
Short-term credit facilities (Note 9)
51,152
9,351
Accounts payable
16,704
16,674
Other payables (Note 10)
59,416
56,051
Operating lease liability - current (Note 17)
3,257
2,343
Current portion of long-term borrowings (Note 9)
68,300
3,878
Income taxes payable
1,385
654
Total current liabilities before settlement obligations
200,214
95,688
Settlement obligations
26,882
22,358
Total current liabilities
227,096
118,046
DEFERRED INCOME TAXES
36,260
38,128
OPERATING LEASE LIABILITY - LONG TERM (Note 17)
4,819
5,087
LONG-TERM BORROWINGS (Note 9)
80,357
139,308
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)
3,048
2,595
TOTAL LIABILITIES
351,580
303,164
REDEEMABLE COMMON STOCK
88,957
79,429
EQUITY
COMMON STOCK (Note 11)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - December:
80,159,292

June:
64,272,243
101
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

December:
-

June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
421,950
343,639
TREASURY SHARES, AT

COST: December:
28,297,365

June:
25,563,808
(302,319)
(289,733)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 12)
(199,969)
(188,355)
RETAINED EARNINGS
273,547
310,223
TOTAL LESAKA EQUITY
193,310
175,857
NON-CONTROLLING INTEREST
6,727
-
TOTAL EQUITY
200,037
175,857
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
640,574
$
558,450
(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended Six months ended
December 31, December 31,
2024 2023 2024 2023
(In thousands, except per share
data)
(In thousands, except per share
data)
REVENUE (Note 16) $
146,818
$
143,893
$
292,364
$
279,982
EXPENSE
Cost of goods sold, IT processing, servicing and support
101,298
114,266
212,185
221,756
Selling, general and administration
36,520
21,507
63,246
44,022
Depreciation and amortization
8,223
5,813
14,499
11,669
Transaction costs related to Adumo acquisition (Note 2)
-
34
1,702
34
OPERATING INCOME
777
2,273
732
2,501
CHANGE IN FAIR VALUE

OF EQUITY SECURITIES (Note 5 and 6)
(33,731)
-
(33,731)
-
LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT
(Note 6)
161
-
161
-
REVERSAL OF ALLOWANCE FOR

DOUBTFUL EMI DEBT
RECEIVABLE
-
-
-
250
INTEREST INCOME
721
485
1,307
934
INTEREST EXPENSE
6,174
4,822
11,206
9,731
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE
(38,568)
(2,064)
(43,059)
(6,046)
INCOME TAX (BENEFIT) EXPENSE (Note 19)
(6,412)
686
(6,334)
950
NET LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-
ACCOUNTED INVESTMENTS
(32,156)
(2,750)
(36,725)
(6,996)
EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
50
43
77
(1,362)
NET LOSS
(32,106)
(2,707)
(36,648)
(8,358)
LESS NET INCOME ATTRIBUTABLE

TO NON-CONTROLLING
INTEREST
28
-
28
-
NET LOSS ATTRIBUTABLE

TO LESAKA
$
(32,134)
$
(2,707)
$
(36,676)
$
(8,358)
Net loss per share, in United States dollars (Note 14):
Basic loss attributable to Lesaka shareholders $
(0.40)
$
(0.04)
$
(0.51)
$
(0.13)
Diluted loss attributable to Lesaka shareholders $
(0.40)
$
(0.04)
$
(0.51)
$
(0.13)
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended Six months ended
December 31, December 31,
2024 2023 2024 2023
(In thousands) (In thousands)
Net loss $
(32,106)
$
(2,707)
$
(36,648)
$
(8,358)
Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve
(22,731)
6,112
(12,206)
5,268
Release of foreign currency translation reserve related to
liquidation of subsidiaries (Note 12)
6
(952)
6
(952)
Release of foreign currency translation reserve related to
disposal of Finbond equity securities (Note 12)
-
1,543
-
1,543
Movement in foreign currency translation reserve related
to equity-accounted investments
-
-
-
489
Total other comprehensive

(loss) income, net of
taxes
(22,725)
6,703
(12,200)
6,348
Comprehensive (loss) income
(54,831)
3,996
(48,848)
(2,010)
Less comprehensive loss attributable to non-
controlling interest
558
-
558
-
Comprehensive (loss) income attributable to
Lesaka $
(54,273)
$
3,996
$
(48,290)
$
(2,010)
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
$
175,266
$
79,429
Shares repurchased (Note 13)
(50,975)
(198)
(50,975)
-
(198)
(198)
Restricted stock granted (Note 13)
868,996
868,996
-
-
Exercise of stock options (Note 13)
592
-
592
2
2
2
Stock-based compensation charge
(Note 13)
-
1,812
1,812
1,812
Reversal of stock-based compensation
charge (Note 13)
(14,002)
(14,002)
(8)
(8)
(8)
Stock-based compensation charge
related to equity-accounted investment
(Note 6)
-
(147)
(147)
(147)
Net loss
-
(2,707)
(2,707)
-
(2,707)
Other comprehensive loss (Note 12)
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
$
179,478
$
79,429
Shares repurchased (Note 13)
-
(50,975)
(198)
(50,975)
(198)
(198)
Restricted stock granted (Note 13)
868,996
868,996
-
-
Exercise of stock options (Note 13)
7,385
-
7,385
23
23
23
Stock-based compensation charge
(Note 13)
3,580
3,580
3,580
Reversal of stock-based compensation
charge (Note 13)
(22,129)
(22,129)
(17)
(17)
(17)
Stock-based compensation charge
related to equity-accounted investment
(133)
(133)
(133)
Net loss
(8,358)
(8,358)
-
(8,358)
Other comprehensive loss (Note 12)
6,348
6,348
-
6,348
Balance – December 31, 2023
89,738,784
$
83
(25,295,261)
$
(288,436)
64,443,523
$
339,149
$
319,305
$
(189,378)
$
180,723
$
-
$
180,723
$
79,429
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended December 31, 2024 (dollar amounts

in thousands)
Balance – October 1, 2024
89,865,751
$
83
(25,563,808)
$
(289,733)
64,301,943
$
346,016
$
305,681
$
(177,830)
$
184,217
$
-
$
184,217
$
79,429
Shares issued (Note 2 and Note 11)
17,279,803
17
- -
17,279,803
73,239
73,256
73,256
9,528
Shares repurchased (Note 13)
-
(2,733,557)
(12,586)
(2,733,557)
(12,586)
(12,586)
Restricted stock granted (Note 13)
1,331,310
1,331,310
-
-
Exercise of stock options (Note 13)
17,014
1
17,014
51
52
52
Stock-based compensation charge
(Note 13) - -
2,655
2,655
2,655
Reversal of stock-based compensation
charge (Note 13)
(37,221)
(37,221)
(11)
(11)
(11)
Adumo non-controlling interest
acquired (Note 2)
-
7,586
7,586
Net loss
(32,134)
(32,134)
28
(32,106)
Dividends paid to non-controlling
interest
-
(301)
(301)
Other comprehensive loss (Note 12)
(22,139)
(22,139)
(586)
(22,725)
Balance – December 31, 2024
108,456,657
$
101
(28,297,365)
$
(302,319)
80,159,292
$
421,950
$
273,547
$
(199,969)
$
193,310
$
6,727
$
200,037
$
88,957

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net
of treasury
Addition
al Paid-
In
Capital
Retained
Earnings
Accumulated
other
comprehensiv
e loss
Total
Lesaka
Equity
Non-
controllin
g Interest Total
Redeemda
ble
common
stock
For the six months ended December 31, 2024 (dollar

amounts in thousands)
Balance – July 1,

2024
89,836,051
$
83
(25,563,808)
$
(289,733)
64,272,243
$
343,639
$
310,223
$
(188,355)
$
175,857
$
-
$
175,857
$
79,429
Shares issued (Note 2 and Note 11)
17,279,803
17
- -
17,279,803
73,239
73,256
73,256
9,528
Shares repurchased (Note 13)
(2,733,557)
(12,586)
(2,733,557)
(12,586)
(12,586)
Restricted stock granted
1,364,110
1,364,110
-
-
-
Exercise of stock options (Note 13)
17,014
1
17,014
51
52
52
Stock-based compensation charge
(Note 13) - -
5,032
5,032
5,032
Reversal of stock-based compensation
charge (Note 13)
(40,321)
(40,321)
(11)
(11)
(11)
Stock-based compensation charge
related to equity-accounted investment
(Note 6)
-
-
-
Adumo non-controlling interest
acquired (Note 2) - -
7,586
7,586
Net loss
(36,676)
(36,676)
28
(36,648)
Dividends paid to non-controlling
interest - -
(301)
(301)
Other comprehensive loss (Note 12)
(11,614)
(11,614)
(586)
(12,200)
Balance – December 31, 2024
108,456,657
$
101
(28,297,365)
$
(302,319)
80,159,292
$
421,950
$
273,547
$
(199,969)
$
193,310
$
6,727
$
200,037
$
88,957
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended Six months ended
December 31, December 31,
2024 2023 2024 2023
(In thousands) (In thousands)
Cash flows from operating activities
Net loss $
(32,106)
$
(2,707)
$
(36,648)
$
(8,358)
Depreciation and amortization
8,223
5,813
14,499
11,669
Movement in allowance for doubtful accounts receivable
2,521
1,164
4,020
2,689
Fair value adjustment related to financial liabilities
(454)
(836)
(264)
(870)
Loss on disposal of equity-accounted investments (Note 6)
161
-
161
-
(Earnings) Loss from equity-accounted investments
(50)
(43)
(77)
1,362
Movement in allowance for doubtful loans to equity-accounted investments
-
-
-
(250)
Change in fair value of equity securities (Note 5 and 6)
33,731
-
33,731
-
Profit on disposal of property, plant and equipment
(14)
(163)
(41)
(199)
Movement in interest payable
1,864
(1,573)
3,557
191
Facility fee amortized
68
89
137
316
Stock-based compensation charge (Note 13)
2,644
1,804
5,021
3,563
Dividends received from equity-accounted investments
65
54
65
54
Increase in accounts receivable

(11,988)
(13,157)
(4,295)
(15,502)
Increase in finance loans receivable
(8,325)
(2,889)
(9,915)
(3,377)
(Increase) Decrease in inventory
(4,560)
985
(5,449)
506
Increase (Decrease) in accounts payable and other payables
8,135
13,728
(9,042)
14,103
(Decrease) Increase in taxes payable
(153)
(654)
612
(346)
Decrease in deferred taxes
(8,928)
(1,032)
(9,374)
(1,594)
Net cash (used in) provided by operating activities
(9,166)
583
(13,302)
3,957
Cash flows from investing activities
Capital expenditures
(6,318)
(2,198)
(10,283)
(5,007)
Proceeds from disposal of property, plant and equipment
475
436
1,325
720
Acquisition of intangible assets
(428)
(47)
(601)
(182)
Acquisitions, net of cash acquired
(3,957)
-
(3,957)
-
Proceeds from disposal of equity-accounted investment (Note 6)
-
3,508
-
3,508
Repayment of loans by equity-accounted investments
-
250
-
250
Net change in settlement assets
(1,266)
(43)
2,304
(11,280)
Net cash (used in) provided by investing activities
(11,494)
1,906
(11,212)
(11,991)
Cash flows from financing activities
Proceeds from bank overdraft (Note 9)
48,855
69,012
72,748
128,586
Repayment of bank overdraft (Note 9)
(4,512)
(66,048)
(35,540)
(128,841)
Long-term borrowings utilized (Note 9)
12,903
8,557
13,677
11,028
Repayment of long-term borrowings (Note 9)
(8,322)
(3,184)
(13,794)
(5,813)
Acquisition of treasury stock (Note 13)
(12,586)
(198)
(12,586)
(198)
Proceeds from exercise of stock options
51
2
51
23
Guarantee fee
(431)
-
(431)
-
Dividends paid to non-controlling interest
(301)
-
(301)
-
Net change in settlement obligations
1,209
197
(2,439)
10,893
Net cash provided by financing activities
36,866
8,338
21,385
15,678
Effect of exchange rate changes on cash and cash equivalents
(5,278)
2,005
(2,052)
1,562
Net increase (decrease) in cash, cash equivalents and restricted cash
10,928
12,832
(5,181)
9,206
Cash, cash equivalents and restricted cash – beginning of period
49,809
55,006
65,918
58,632
Cash, cash equivalents and restricted cash – end of period (Note 15) $
60,737
$
67,838
$
60,737
$
67,838
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2024 and 2023
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
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
months ended December 31, 2024 and

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
Recent accounting pronouncements not yet adopted

as of December 31, 2024
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
In

November

2024,

the

FASB

issued

guidance

regarding
Income

Statement—Reporting

Comprehensive

Income—Expense
Disaggregation

Disclosures
(Subtopic

220-40)

which

requires

disaggregated

disclosure

of

income

statement

expenses

for

public
business entities. The guidance does not change the expense captions an entity presents on the face of the income statement; rather,

it
requires

disaggregation

of

certain

expense

captions

into

specified

categories

in

disclosures

within

the

footnotes

to

the

financial
statements. This guidance is effective for the

Company beginning July 1, 2027. Early

adoption is permitted. The Company is

currently
assessing the impact of this guidance on its financial statements and related disclosures.
2.

Acquisitions
The Company did not make

any acquisition during the six

months ended December 31, 2023.

The cash paid, net of

cash received
related to the Company’s acquisitions during

the six months ended December 31, 2024, is summarized in the table below:

Total
Total cash paid $
13,392
Less: cash acquired
9,435
Total cash paid, net

of cash received
$
3,957

2.

Acquisitions

(continued)
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

and

at

acquisition

it

served
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

The acquisition

continues the

Company’s

consolidation in

the Southern

African fintech

sector.

At acquisition,

the Company’s
ecosystem served approximately
1.7

million active consumers,
120,200

merchants, and processes over ZAR
270

billion in throughput
(cash,

card

and

VAS)

per

year.

The

acquisition

of

Adumo

enhances

the

Company’s

strength

in

both

the

consumer

and

merchant
markets in which it operates.
The total purchase

consideration was ZAR
1.67

billion ($
96.2

million) and comprised

the issuance of 17,279,803

shares of the
Company’s

common stock

(“Consideration Shares”)

with a

value of

$
82.8

million (
17,279,803

multiplied by

$
4.79

per share)

and
cash of $
13.4

million. The purchase consideration was settled through

the combination of the Consideration Shares and a ZAR
232.2
million ($
13.4

million, translated at the prevailing

rate of $1: ZAR
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

(vii) obtained

the consent

of Adumo’s

lender regarding

Adumo entering

into and

implementing the

Purchase
Agreement, and

all other

agreements and

transactions contemplated

in the

Purchase Agreement;

(viii) the

release of

certain Seller’s
shares held

as security

by such

bank; (ix)

consent of

the lender

of one

of Adumo’s

shareholders regarding

Adumo entering

into the
transaction;

(x)

the

Company

signing

a

written

addendum

to

the

Policy

Agreement

with

International

Finance

Corporation

that
provides for the inclusion

of the Consideration

Shares attributable to certain

Seller shareholders

in the definition of

“Put Shares” under
the

Policy

Agreement,

and

related

change;

and

(xi)

a

Seller

(or

their

nominee),

which

ultimately

was

Crossfin,

concluding

share
purchase agreements to dispose

of an amount of Consideration

Shares (which ultimately was determined

as
3,587,332

Consideration
Shares).
The Company agreed to file a

resale registration statement with the United States

Securities and Exchange Commission (“SEC”)
covering the resale of the Consideration Shares by the Sellers. The resale registration statement was declared effective by the SEC on
December 6, 2024.

2.

Acquisitions (continued)
2025

Acquisitions (continued)
October 2024 acquisition of Adumo (continued)
The Company incurred transaction-related expenditures of $
1.7

million during the six months ended December 31,

2024, related
to the acquisition

of Adumo. The

Company’s accruals presented in Note

10 of as

December 31, 2024,

includes an accrual

of transaction
related

expenditures

of

$
0.6

million

and

the

Company

does

not

expect

to

incur

any

further

significant

transaction

costs over

the
remainder of the 2025 fiscal year.
November 2024 acquisition of Innervation Value

Added Services Namibia Pty Ltd (continued)
Effective

November

1,

2024,

the

Company,

through

its

wholly

owned

subsidiary

Adumo

Technologies

Proprietary

Limited
(“Adumo AT”),

acquired the remaining

shares (representing
50
% of the issued and

outstanding shares) it did

not own in Innervation
Value

Added Services Namibia Pty Ltd

(“IVAS

Nam”) for $
0.4

million (ZAR
6.0

million, translated at November 1, 2024

exchange
rates). IVAS

Nam was accounted for using the equity method prior to the acquisition of a controlling interest in the company. Adumo paid ZAR
2.0

million of the purchase price

prior the acquisition of Adumo

by the Company and the

balance of ZAR
4.0

million will
be

paid

in
two

equal

tranches,

one

in

March

2025

and

the

other

in

September

2025.

The

Company

did

not

incur

any

significant
transaction costs related to this acquisition.
The

preliminary

purchase

price

allocation

of

acquisitions

during

the

six

months

ended

December

31,

2024,

translated

at

the
foreign exchange rates applicable on the date of acquisition, in provided is the table below:

Acquisitions during fiscal 2025 through December

31, 2024
Adumo
IVAS

Nam
Total
Cash and cash equivalents

$
9,219
$
216
$
9,435
Accounts receivable
6,800
630
7,430
Inventory

5,121
3
5,124
Property, plant and equipment
9,169
12
9,181
Operating lease right of use asset
1,024
-
1,024
Equity-accounted investment
477
-
477
Goodwill
72,299
432
72,731
Intangible assets
28,383
-
28,383
Deferred income taxes assets
1,060
55
1,115
Other long-term assets
2,809
-
2,809
Current portion of long-term borrowings
(1,178)
-
(1,178)
Accounts payable

(3,266)
(388)
(3,654)
Other payables

(28,045)
(226)
(28,271)
Operating lease liability - current
(1,019)
-
(1,019)
Income taxes payable

(150)
(42)
(192)
Deferred income taxes liabilities
(6,994)
-
(6,994)
Operating lease liability - long-term
(326)
-
(326)
Long-term borrowings
(7,308)
-
(7,308)
Other long-term liabilities
(141)
-
(141)
Settlement assets

8,610
-
8,610
Settlement liabilities

(8,530)
-
(8,530)
Fair value of assets and liabilities on acquisition $
88,014
$
692
$
88,706
The

fair

value

of

the

non-controlling

interests

recorded

was $
7.6

million.

The

fair

value

of

the

non-controlling

interest

was
determined as

the non-controlling

interests respective

portion of

the equity value

of the entity

acquired by

the Company,

and which
was adjusted for

a
20
% minority discount.

The allocation of the

purchase price is

preliminary and not

yet finalized. The preliminary
allocation of the purchase price

is based upon preliminary estimates which

used information that was available

to management at the
time

the

unaudited

condensed

consolidated

financial

statements

were

prepared

and

these estimates

and

assumptions

are subject

to
change within the measurement period,

up to one year

from the acquisition date. Accordingly, the allocation may

change. We continue
to refine certain inputs to the calculation of acquired intangible assets and the valuation of the non-controlling interest.

2.

Acquisitions (continued)
2025 Acquisitions (continued)
Intangible assets acquired
No

intangible assets were identified related

to the acquisition of IVAS

Nam. Summarized below is the

fair value of the Adumo
intangible assets acquired and the weighted-average amortization period:

Fair value as of
acquisition date
Weighted-average
amortization
period (in years)
Finite-lived intangible asset:
Acquired during the six months ended December 31, 2024:
Adumo – technology assets $
13,949
3

-
7
Adumo – customer relationships
10,813
5

-
10
Adumo – brands $
3,621
10

-
15
On acquisition, the

Company recognized a

deferred tax liability

of approximately $
7.7

million related to

the acquisition of

Adumo
intangible assets during the six months ended December 31, 2024.
Pro forma results related

to acquisitions
Pro forma results

of operations have

not been presented

for the acquisition

of IVAS

Nam because

the effect

of the IVAS

Nam
acquisition is not material to the Company. Since the closing of the IVAS

Nam acquisition, it has contributed revenue and net income
of $
0.9

million and $
0.2

million, respectively, for the

six months ended December 31, 2024.
The results

of Adumo’s

operations are

reflected in

the Company’s

financial

statements from

October 1,

2024. The

following
unaudited pro

forma revenue

and net

income information

has been prepared

as if the

acquisition of

Adumo had

occurred on

July 1,
2023 using the applicable average foreign exchange rates for the periods presented:

Three months
ended
December 31,
2023
Six months ended

December 31,

2024 2023
Revenue $
159,397
$
305,748
$
307,897
Net loss $
(3,040)
$
(35,024)
$
(15,088)
The unaudited pro forma financial

information presented above includes the

business combination accounting and

other effects
from the

acquisition including

(1) amortization

expense related

to acquired

intangibles and

the related

deferred tax;

(2) the

loss of
interest income,

net of

taxation, as

a result

of funding

a portion

of the

purchase price

in cash;

and (3)

an adjustment

to exclude

all
applicable transaction-related costs recognized in

the Company’s consolidated statement of

operations for six months

ended December
31, 2024, and

include the applicable transaction

-related costs for the

year ended June 30,

2024. The unaudited pro

forma net income
presented above does not include any cost savings or other synergies that may result from the acquisition.
The unaudited pro forma

information as presented above

is for information purposes

only and is not indicative

of the results of
operations that would have been achieved if the acquisition had occurred on these dates.

Since the closing

of the acquisition,

Adumo has contributed

revenue of $
17.0

million and net

income attributable to

the Company,
including intangible assets amortization related to assets acquired, net of deferred taxes, of $
0.45

million.

3.

Accounts receivable, net and other receivables and

finance loans receivable, net

Accounts receivable, net and other receivables
The Company’s accounts receivable,

net, and other receivables as of December 31, 2024, and June 30, 2024, are presented in the table below:

December 31, June 30,
2024 2024
Accounts receivable, trade, net

$
21,407
$
13,262
Accounts receivable, trade, gross

23,258
14,503
Allowance for doubtful accounts receivable, end of period
1,851
1,241
Beginning of period
1,241
509
Reversed to statement of operations
(200)
(511)
Charged to statement of operations

1,385
1,305
Utilized

(493)
(67)
Foreign currency adjustment

(82)
5
Current portion of amount outstanding related to sale of interest in Carbon,

net of
allowance: December 2024: $
750
; June 2024: $
750
-
-
Current portion of total held to maturity investments

-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
% notes
-
-
Other receivables

24,796
23,405
Total accounts receivable,

net and other receivables
$
46,203
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
The Company’s finance

loans receivable, net, as of December 31, 2024, and June 30, 2024, is presented in the table below:

December 31, June 30,
2024
2024
Microlending finance loans receivable, net $
35,196
$
28,184
Microlending finance loans receivable, gross
37,642
30,131
Allowance for doubtful finance loans receivable, end of period
2,446
1,947
Beginning of period
1,947
1,432
Reversed to statement of operations

(162)
(210)
Charged to statement of operations

1,927
2,454
Utilized

(1,166)
(1,795)
Foreign currency adjustment

(100)
66
Merchant finance loans receivable, net
14,333
15,874
Merchant finance loans receivable, gross
17,375
18,571
Allowance for doubtful finance loans receivable, end of period
3,042
2,697
Beginning of period
2,697
2,150
Reversed to statement of operations

(23)
(359)
Charged to statement of operations

1,093
2,479
Utilized

(607)
(1,672)
Foreign currency adjustment

(118)
99
Total finance

loans receivable, net

$
49,529
$
44,058
Total

finance

loans

receivable,

net,

comprises

microlending

finance

loans

receivable

related

to

the

Company’s

microlending
operations

in South

Africa as

well as

its merchant

finance loans

receivable related

to Connect’s

lending activities

in South

Africa.
Certain merchant finance loans receivable with an aggregate balance of $
13.6

million as of December 31, 2024 have been pledged as
security for the Company’s

revolving credit facility (refer to Note 9).

Allowance for credit losses
Microlending finance loans receivable
Microlending finance loans receivable is related to the Company’s microlending operations in South Africa whereby it provides
unsecured short-term loans to qualifying customers. Loans to customers have a tenor of up to
nine months
, with the majority of loans
originated having

a tenor of
six months
. The Company

analyses this lending

book as a

single portfolio

because the

loans within the
portfolio have similar characteristics and management uses similar processes to monitor and assess the credit risk of the lending book.
Refer to Note 5 related to the Company risk management process related to these receivables.

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

30, 2024 and December 31,

2024, was
6.50
%. The performing component (that

is, outstanding loan payments
not in

arrears) of

the book

exceeds more

than
98
%, of

the outstanding

lending book

as of each

of June

30, 2024

and December

31,
2024.
Merchant finance loans receivable
Merchant finance loans

receivable is related

to the Company’s

Merchant lending activities

in South Africa

whereby it provides
unsecured

short-term loans

to qualifying

customers. Loans

to customers

have a

tenor of

up to
twelve months
, with

the majority

of
loans originated having a tenor of approximately
eight months
. The Company analyses this lending book as a single portfolio because the loans within the portfolio have similar characteristics and management uses similar processes to monitor and assess the credit risk of the lending book. Refer to Note 5 related to the Company risk management process related to these receivables.

3.

Accounts receivable, net and other receivables and

finance loans receivable, net (continued)
Finance loans receivable, net (continued)
Allowance for credit losses (continued)
Merchant finance loans receivable (continued)
The Company uses historical default

experience over the lifetime of loans generated

thus far in order to calculate a lifetime

loss
rate for the lending

book. The allowance

for credit losses related

to these merchant

finance loans receivables

is calculated by adding
together actual receivables in default plus

multiplying the lifetime loss rate

with the month-end outstanding lending book.

The lifetime
loss

rate

as

of

each

of

June

30,

2024

and

December

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

approximately
85
%,
15
% and
0
%, respectively,
of the outstanding lending book as of December 31, 2024.
4.

Inventory
The Company’s inventory

comprised the following categories as of December 31, 2024, and June 30, 2024:

December 31, June 30,
2024 2024
Raw materials $
2,333
$
2,791
Work-in-progress
145
71
Finished goods
24,868
15,364
$
27,346
$
18,226
Finished goods as

of June 30, 2024,

includes $
1.8

million of Cell C

airtime inventory that was

previously classified as

finished
goods subject to

sale restrictions. The

Company sold all

of this

inventory during the

first two

months of the

six months

ended December
31, 2024.
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
it

manages

primarily

through

regular

financing

activities.

Interest

rates

in

South

Africa

remained

unchanged

for

the

majority

of
calendar 2024 however the South African Reserve Bank announced a 25-basis point reduction in the South African repurchase rate in each of

September 2024

and November

2024, with

further reductions

expected in

the short-term.

Therefore, ignoring

the impact

of
changes

to

the

margin

on

its

borrowings

(refer

to

Note

9)

and

value

of

borrowings

outstanding,

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
Asset measured at fair value using significant observable inputs – investment in MobiKwik
The Company’s

owns
6,215,620

equity shares of

One MobiKwik Systems Limited

(“MobiKwik”). MobiKwik

listed on the
National Stock Exchange of India (“NSE”) on December 18, 2024. Up until its listing MobiKwik did not have a readily determinable fair value and the

Company elected to measure

its investment in MobiKwik

at cost minus impairment,

if any,

plus or minus changes
resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer

(“cost plus
or minus changes

in observable prices equity

securities”). From the date

of MobiKwik’s

listing, the Company has

used MobiKwik’s
closing price reported

on the NSE

on the last

trading day related

to last day

of the Company’s

reporting period to

determine the fair
value of the equity securities

owned by the Company.

The Company has determined

a fair value per MobiKwik

share of $
6.85

(INR
586.15

per share at the USD: INR exchange rates applicable as of December 31, 2024).

Refer to Note 6 for additional information.
Asset measured at fair value using significant unobservable inputs – investment in Cell C
The Company’s

Level 3 asset represents

an investment of
75,000,000

class “A” shares in Cell

C, a significant

mobile telecoms
provider in South Africa.

The Company used a discounted cash flow model developed by the Company to determine the fair value of
its investment in Cell C as of December 31, 2024 and June 30, 2024, respectively,

and valued Cell C at $
0.0

(zero) and $
0.0

(zero) as
of December 31, 2024, and

June 30, 2024, respectively.

The Company incorporates the payments

under Cell C’s

lease liabilities into
the cash

flow forecasts

and assumes

that Cell

C’s

deferred tax

assets would

be utilized

over the

forecast period.

The Company

has
assumed a marketability discount of
20
% and a minority discount of
24
%. The Company utilized the latest business plan provided by
Cell C management for the

period ending December 31, 2027, for

the December 31, 2024, and June

30, 2024, valuations. Adjustments
have been made to the WACC

rate to reflect the Company’s assessment

of risk to Cell C achieving its business plan.
The following key valuation inputs were used as of December 31, 2024 and June 30, 2024:

Weighted Average

Cost of Capital ("WACC"):
Between
21
% and
25
% over the period of the forecast
Long term growth rate:
4.5
% (
4.5
% as of June 30, 2024)
Marketability discount:
20
% (
20
% as of June 30, 2024)
Minority discount:
24
% (
24
% as of June 30, 2024)
Net adjusted external debt - December 31, 2024:
(1)
ZAR
7.4

billion ($
0.4

billion), no lease liabilities included
Net adjusted external debt - June 30, 2024:
(2)
ZAR
7.9

billion ($
0.4

billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of

December 31, 2024.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30,

2024.
The following table presents the impact on the carrying value of the Company’s

Cell C investment of a
1.0
% decrease and
1.0
%
increase in

the WACC

rate and

the EBITDA

margins respectively

used in

the Cell C

valuation on

December 31,

2024, all

amounts
translated at exchange rates applicable as of December 31, 2024:

Sensitivity for fair value of Cell C investment 1.0% increase 1.0% decrease
WACC

rate
$
-
$
426
EBITDA margin
$
1,059
$
-
The aggregate

fair value

of the

MobiKwik and

Cell C’s

shares as

of December

31, 2024,

represented
6.6
% of

the Company’s
total assets,

including

these shares

.

The Company

expects that

there will

be short-term

equity price

volatility with

respect to

these
shares, and with respect to Cell C specifically,

particularly given that Cell C remains in a turnaround process.

5.

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
Investment in MobiKwik
42,566
-
-
42,566
Related to insurance
business:

Cash, cash equivalents and
restricted cash (included
in other long-term assets)

217
-
-
217
Fixed maturity
investments (included in
cash and cash equivalents)
4,532
-
-
4,532
Total assets at fair value

$
47,315
$
-
$
-
$
47,315
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2024, according to
the fair value hierarchy:

Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
216
-
-
216
Fixed maturity investments
(included in cash and cash
equivalents)
4,635
-
-
4,635
Total assets at fair value

$
4,851
$
-
$
-
$
4,851
There have been
no

transfers in or out of Level 3 during the six months ended December 31, 2024 and 2023,

respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the six months ended December 31, 2024 and 2023.
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the six months ended December 31, 2024:

Carrying value
Assets
Balance as of June 30, 2024 $
-
Foreign currency adjustment (1)
-
Balance as of December 31, 2024 $
-
(1) The foreign currency adjustment represents the effects of the fluctuations of the

South African rand against the U.S. dollar on
the carrying value.

5.

Fair value of financial instruments
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

2024, and June 30, 2024, was as
follows:

December 31, June 30,
2024 2024
Sandulela Technology

(Pty) Ltd ("Sandulela")
49.0
%
49.0
%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50.0
%
50.0
%
Sale and impairment of Finbond shares during

the three and six months ended December 31, 2023
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
under the Company’s borrowing

facilities.
As noted

above, the

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

6.

Equity-accounted investments and other long-term assets (continued)
Equity-accounted investments (continued)
Sale and impairment of Finbond shares during

the three and six months ended December 31, 2023

(continued)
The Company sold
7,379,656

shares in Finbond for

cash during the three

and six months ended

December 31, 2023, respectively.
The

Company

did
no
t

record

a

gain

or

loss

on

the

disposal

because

the

sale

proceeds

were

equivalent

to

the

net

carrying

value,
including accumulated reserves,

of the investment

in Finbond as of

the disposal date. The

following table presents

the calculation of
the disposal of Finbond shares during the three and six months ended December

31, 2023:

2023
Loss on disposal of Finbond shares:
Consideration received in cash $
3,508
Less: carrying value of Finbond shares sold
(2,112)
Less: release of foreign currency translation reserve from
accumulated other comprehensive loss
(1,543)
Add: release of stock-based compensation charge related

to
equity-accounted investment
147
Loss on sale of Finbond shares $
-
Carbon
In September

2022, the

Company,

through its

wholly-owned subsidiary,

Net1 Applied

Technologies

Netherlands B.V.

(“Net1
BV”),

entered

into

a binding

term

sheet

with the

Etobicoke

Limited

(“Etobicoke”)

to sell

its entire

interest, or
25
%,

in Carbon

to
Etobicoke for

$
0.5

million and

a loan

due from

Carbon, with

a face

value of

$
3.0

million, to

Etobicoke for

$
0.75

million. Both

the
equity interest

and the loan

had a carrying

value of $
0

(zero) at June

30, 2022.

The parties agreed

that Etobicoke pledge

the Carbon
shares purchased as

security for the

amounts outstanding under

the binding term

sheet. The

Company received $
0.25

million on closing
and the outstanding balance

due by Etobicoke

was expected to be

paid as follows:

(i) $
0.25

million on September 30,

2023 (the amount
was received in October

2023), and (ii) the

remaining amount, of

$
0.75

million in March 2024

(the amount has not

been received as
of December 31, 2024 (refer to Note 3)).
Summarized below is the

movement in equity-accounted investments and

loans provided to equity-accounted

investments during
the six months ended December 31, 2024:

Total
(1)
Investment in equity
Balance as of June 30, 2024 $
206
Comprehensive income:
77
Other comprehensive income
-
Equity accounted (loss) earnings
77
Share of net (loss) earnings
77
Impairment
-
Dividends received

(65)
Equity-accounted investment acquired in business combination (Note

2)
477
Disposal of equity accounted investment (Note 2)
(507)
Foreign currency adjustment
(2)
(7)
Balance as of December 31, 2024 $
181

(1) Includes Sandulela,

and SmartSwitch Namibia;
(2) The foreign currency

adjustment represents the effects

of the fluctuations

of the ZAR and Namibian

dollar, against the

U.S.
dollar on the carrying value.

6.

Equity-accounted investments and other long-term assets (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of December

31, 2024, and June 30, 2024:

December 31, June 30,
2024 2024
Total equity investments

$
42,566
$
76,297
Investment in
5
% of Cell C (June 30, 2024:
5
%) at fair value (Note 5)
-
-
Investment in
8
% of MobiKwik (June 30, 2024:
10
%) (1)
42,566
76,297
Investment in
87.5
% of CPS (June 30, 2024:
87.5
%) at fair value (1)(2)
-
-
Policy holder assets under investment contracts (Note 8)
217
216
Reinsurance assets under insurance contracts (Note 8)
1,692
1,469
Other long-term assets
1,607
-
Total other long-term

assets
$
46,082
$
77,982
(1) The

Company determined

that MobiKwik

(up until

December 2024)

and CPS do

not have

readily determinable

fair values
and therefore elected

to record these

investments at cost

minus impairment, if

any,

plus or minus

changes resulting from

observable
price changes in orderly transactions for the identical or a similar investment of the same issuer.
(2) On October 16, 2020,

the High Court of

South Africa, Gauteng Division, Pretoria

ordered that CPS be

placed into liquidation.
Refer to Note 5 for additional information regarding

the determination of the fair value of Company’s

investment in MobiKwik
as

of

December

31,

2024.

The

Company

used

this

valuation

as

the

basis

for

its

adjustment

to

decrease

the

carrying

value

of

its
investment in MobiKwik by $
33.7

million from $
76.3

million to $
42.6

million as of December 31, 2024. The change in the fair value of MobiKwik for the three and

six months ended December 31, 2024,

of $
33.7

million, is included in the

caption “Change in fair value
of equity securities” in the consolidated statement of operations for the three and six months ended December 31, 2024.
Summarized below

are the components

of the Company’s

equity securities without

readily determinable

fair value and

held to
maturity investments as of December 31, 2024:

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in CPS $
-
$
-
$
-
$
-
Held to maturity:
Investment in Cedar Cellular notes (Note 3)
-
-
-
-
Summarized below are the components of the Company’s

equity securities without readily determinable fair value and held to maturity investments as of June 30, 2024:

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in MobiKwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297

7.

Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the three months ended December 31, 2024:

Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2024 $
157,899
$
(19,348)
$
138,551
Acquisitions (Note 2) (1)
72,731
-
72,731
Foreign currency adjustment (2)
(10,989)
467
(10,522)
Balance as of December 31, 2024 $
219,641
$
(18,881)
$
200,760

(1) – Represents goodwill arising from the acquisition of Adumo and IVAS Namibia and translated at the foreign exchange rates applicable on the date

the transactions became

effective. This goodwill

has been allocated to

the Merchant and

Consumer reportable
operating segments.
(2) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S.
dollar on the carrying value.
Goodwill associated with the acquisitions

represents the excess of cost over the fair value of acquired net assets. Goodwill arising from these acquisitions is not deductible for tax purposes. See Note 2 for the allocation of the purchase price to the fair value
of acquired net assets.
Refer to Note 7 for additional information regarding changes to the Company’s reportable segments during the six months ended
December 31, 2024. Goodwill has been allocated to the Company’s reportable segments as follows:

Merchant Consumer Enterprise
Carrying
value
Balance as of June 30, 2024 $
123,396
$
-
$
15,155
$
138,551
Acquisitions (Note 2)
64,241
8,490
-
72,731
Foreign currency adjustment (1)
(9,327)
(674)
(521)
(10,522)
Balance as of December 31, 2024 $
178,310
$
7,816
$
14,634
$
200,760

(1) The foreign

currency adjustment represents

the effects

of the fluctuations

of the South

African rand

against the U.S.

dollar
on the carrying value.
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is

the carrying value

and accumulated amortization

of intangible assets as

of December 31,

2024, and June
30, 2024:

As of December 31, 2024 As of June 30, 2024
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships (1) $
34,945
$
(14,941)
$
20,004
$
25,880
$
(14,030)
$
11,850
Software, integrated
platform and unpatented
technology (1)
124,690
(31,056)
93,634
115,213
(25,763)
89,450
FTS patent

2,035
(2,035)
-
2,107
(2,107)
-
Brands and trademarks (1)
17,191
(4,865)
12,326
14,353
(4,300)
10,053
Total finite-lived

intangible
assets

$
178,861
$
(52,897)
$
125,964
$
157,553
$
(46,200)
$
111,353
(1) December 31, 2024 balances include the intangible assets acquired as part of the Adumo acquisition in October 2024.

7.

Goodwill and intangible assets, net (continued)
Intangible assets, net (continued)
Aggregate amortization

expense on the

finite-lived intangible

assets for the

three months

ended December

31, 2024 and

2023,
was $
4.9

million and $
3.6

million, respectively. Aggregate amortization expense on the finite-lived intangible assets for

the six months
ended December

31, 2024 and

2023, was $
8.8

million and $
7.2

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

Fiscal 2025 (excluding six months ended December 31, 2024) $
9,291
Fiscal 2026
18,581
Fiscal 2027
18,286
Fiscal 2028
18,061
Fiscal 2029
17,699
Thereafter
44,046
Total future

estimated annual amortization expense
$
125,964
8.

Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below

is the

movement in

reinsurance assets

and policyholder

liabilities under

insurance contracts

during the

six
months ended December 31, 2024:

Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2024 $
1,469
$
(2,241)
Increase in policy holder benefits under insurance contracts

550
(5,028)
Claims and decrease in policyholders’ benefits under insurance contracts
(260)
4,582
Foreign currency adjustment (3)
(67)
102
Balance as of December 31, 2024 $
1,692
$
(2,585)

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
December 31, 2024:

Assets (1)
Investment
contracts (2)
Balance as of June 30, 2024 $
216
$
(216)
Increase in policy holder benefits under investment contracts

8
(8)
Foreign currency adjustment (3)
(7)
7
Balance as of December 31, 2024 $
217
$
(217)
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
Reference rate reform
After the

transition

away from

certain

interbank

offered

rates in

foreign

jurisdictions

(“IBOR reform

”), the

reforms to

South
Africa’s

reference interest

rate are now

accelerating rapidly.

The Johannesburg

Interbank Average

Rate (“JIBAR”)

will be replaced
by the new South African Overnight Index Average (“ZARONIA”). Certain of the Company’s

borrowings reference JIBAR as a base
interest rate. ZARONIA

reflects the

interest rate at

which rand-denominated

overnight wholesale

funds are

obtained by commercial
banks. There

is uncertainty

surrounding the

timing and

manner in

which the

transition would

occur and

how this

would affect

our
borrowings. The

Company is engag

ing with its

borrowers to

negotiate changes

to its existing

borrowing agreements

or to introduce
language to cater for the transition to ZARONIA in its future borrowing agreements.
South Africa
The Company is currently renegotiating its borrowing facilities and expects the process to be concluded before

March 31, 2025.
The amounts

below have

been translated

at exchange

rates applicable

as of

the dates

specified. The

JIBAR, an

average of

3 month
negotiable

certificates of

deposit (“NCD”)

rates, on

December 31,

2024, was
7.75
%. The

prime rate,

the benchmark

rate at

which
private sector

banks lend to

the public in

South Africa, on

December 31,

2024, was
11.25
%, and reduced

to
11.00
% on January

31,
2025, following a 0.25% reduction in the South African repo rate, the rate at which private sector banks borrow funds from the South
African Reserve Bank.
RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings
Long-term borrowings - Facility G and Facility H
As of December 31, 2024, Lesaka SA’s

facilities included (i) Facility G of ZAR
627.0

million ($
33.3

million); (ii) Facility H of
ZAR
390.1

million ($
20.8

million) (both

fully utilized);

and (iii)

the Facility

G revolver

of ZAR
200.0

million ($
10.6

million) (of
which ZAR
199

million ($
10.6

million) has been

utilized). The interest rate

on these facilities as

of December 31,

2024, was JIBAR
plus
4.75
%.
Available short-term facility -

Facility E
The Company

cancelled its

Facility E

facility agreement

in November

2024. The

overdraft facility

could only

be used

to fund
ATMs

and therefore

the overdraft utilized

and converted

to cash to

fund the Company’s

ATMs

was considered

restricted cash.

The
interest rate on this facility was equal to the prime rate.

RMB Bridge Facilities, comprising a short-term facility obtained in October 2024 and amended in December 2024
On September

30, 2024,

Lesaka SA

entered into

a Facility

Letter (the

“F2024 Facility

Letter”) with

RMB to

provided Lesaka
SA a

ZAR
665.0

million funding

facility (the

“Facility”). As

of December

31, 2024,

the Company

had utilized

all of

the ZAR
665
million bridge facility. The Facility has

been used by Lesaka

SA to (i) settle

an amount of ZAR
232.2

due under the Adumo

transaction
(refer to Note

2); (ii) pay

Crossfin Holdings (RF)

Proprietary Limited (“Crossfin Holdings”)

ZAR
207.2

million under a

share purchase
agreement concluded between Lesaka SA and Crossfin Holdings (refer to Note 11); (iii) pay an amount of ZAR
147.5

million, which
includes interest, notified

by Investec Bank Limited

to Adumo and Lesaka

SA as a result

of the transaction

described in Note 2,

and
(iv) pay

an origination

fee of

ZAR
7.6

million to

RMB. The

Facility also

provides Lesaka

with ZAR
70.0

million for

transaction -
related expenses.
On

December

10,

2024,

Lesaka

SA

and

RMB

entered

into

a

First

Addendum

to

the

Facility

Letter

(the

“F2024

Addendum
Letter”).

The F2024

Addendum

Letter provides

Lesaka

SA with

an additional

ZAR
250.0

million

general

banking

facility (“GBF
Facility”) which may be used for general corporate

purposes. As of December 31, 2024, the Company

had utilized ZAR
98.2

million
of the bridge facility.
Interest on

the Facility

and the

GBF Facility

is calculated

at the

prime rate

plus
1.80
%. The

Facility and

the GBF

Facility are
unsecured and are required to be repaid in full on or before February

28, 2025.

9.

Borrowings (borrowings) (continued)
South Africa (continued)
Connect Facilities, comprising long-term borrowings and a short-term facility
As of December 31, 2024, the Connect Facilities include (i) an overdraft facility (general banking facility) of

ZAR
170.0

million
(of which ZAR
170.0

million ($
9.0

million) has been utilized); (ii) Facility A of ZAR
700.0

million ($
37.2

million); (iii) Facility B of
ZAR
550.0

million ($
29.2

million) (both

fully utilized);

and (iv)

an asset-backed

facility of

ZAR
200.0

million ($
10.6

million) (of
which ZAR
151.6

million ($
8.1

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

2024 with the final repayment due on February 15, 2025.
CCC Revolving Credit Facility, comprising

long-term borrowings
As of

December

31,

2024,

the amount

of

the

CCC Revolving

Credit

Facility

was ZAR
300.0

million

(of

which

ZAR
215.7
million has been utilized).

Interest on the Revolving Credit Facility

is payable on the last business

day of each calendar month

and is
based on the South African prime rate in effect from time to time plus a margin of
0.9
0% per annum.

RMB facility, comprising indirect facilities
As of December

31, 2024, the

aggregate amount

of the Company’s

short-term South African

indirect credit facility

with RMB
was ZAR
135.0

million ($
7.1

million), which includes facilities for guarantees, letters of credit and forward exchange contracts. As of
December 31, 2024

and June

30, 2024, the

Company had utilized

ZAR
33.1

million ($
1.8

million) and ZAR
33.1

million ($
1.8

million),
respectively,

of its indirect

and derivative facilities

of ZAR
135.0

million (June 30,

2024: ZAR
135.0

million) to enable

the bank

to
issue guarantees, letters of credit and forward exchange contracts (refer to Note 20).
Nedbank facility, comprising short-term facilities
As of December

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

(refer to Note 20).

9.

Borrowings (borrowings) (continued)
South Africa (continued)
Movement in short-term credit facilities (continued)
Summarized below are the Company’s short-term facilities as

of December 31, 2024, and

the movement in the Company’s short-
term facilities from as of June 30, 2024 to as of December 31, 2024:

RMB RMB RMB RMB Nedbank
Facility E Bridge Indirect Connect Facilities Total
Short-term facilities available as of
December 31, 2024 $
-
$
48,594
$
7,170
$
14,339
$
8,314
$
78,417
Overdraft

-
48,594
-
14,339
-
62,933
Indirect and derivative facilities

-
-
7,170
-
8,314
15,484
Movement in utilized overdraft
facilities:

Restricted as to use for ATM
funding only
6,737
-
-
-
-
6,737
No restrictions as to use

-
-
-
9,351
-
9,351
Balance as of June 30, 2024
6,737
-
-
9,351
-
16,088
Utilized

23,893
43,200
-
5,655
-
72,748
Repaid
(31,028)
-
-
(3,374)
-
(34,402)
Guarantee fee paid
-
(431)
-
-
-
(431)
Foreign currency
adjustment (1)
398
(2,683)
-
(566)
-
(2,851)
Balance as of December 31, 2024
-
40,086
-
11,066
-
51,152
No restrictions as to use

$
-
$
40,086
$
-
$
11,066
$
-
$
51,152
Interest rate as of December 31,
2024 (%) (2) N/A 13.05 N/A
11.15
N/A
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2024 $
-
$
-
$
1,821
$
-
$
116
$
1,937
Foreign currency adjustment
(1)
-
-
(63)
-
(4)
(67)
Balance as of December 31, 2024 $
-
$
-
$
1,758
$
-
$
112
$
1,870

(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.
(2) Facility E interest was set at prime, RMB Bridge at prime plus
1.8
% and the Connect facility at prime less
0.10
%.
Interest expense incurred under

the Company’s South African short-term borrowings

and included in

the caption interest

expense
on the condensed consolidated statement of operations during the three months ended December 31, 2024 and 2023, was $
1.8

million
and $
0.6

million, respectively.

Interest expense

incurred under

the Company’s

South African long-term

borrowings and included

in
the caption interest

expense on the condensed

consolidated statement of

operations during the

six months ended

December 31, 2024
and 2023, was $
2.4

million and $
1.3

million, respectively.
The

Company

cancelled

Adumo’s

overdraft

arrangements

on

October

1,

2024,

and

settled

Adumo’s

outstanding

overdraft
balance of ZAR
20.0

million ($
1.1

million) on the

same day.

The repayment is

included in the

caption repayment

of bank overdraft
included on the Company’s unaudited condensed consolidated statements of cash flows for the three and six months ended December
31, 2024.

9.

Borrowings (continued)
Movement in long-term borrowings
Summarized below is

the movement in

the Company’s

long-term borrowing from

as of as of

June 30, 2024

to as of December
31, 2024:

Facilities
Lesaka
RMB

G & H
Connect
RMB

A&B
CCC

RMB
Connect
Wesbank
Asset
backed Total
Included in current $
-
$
-
$
-
$
3,878
$
3,878
Included in long-term
56,151
66,815
11,841
4,501
139,308
Opening balance as of June 30, 2024
56,151
66,815
11,841
8,379
143,186
Facilities utilized
11,022
-
559
2,096
13,677
Facilities repaid
(3,911)
-
(554)
(2,117)
(6,582)
Non-refundable fees amortized
88
24
21
-
133
Capitalized interest
3,735
-
-
-
3,735
Capitalized interest repaid
(95)
-
-
-
(95)
Foreign currency adjustment (1)
(2,374)
(2,302)
(414)
(307)
(5,397)
Closing balance as of December 31, 2024
64,616
64,537
11,453
8,051
148,657
Included in current
64,616
-
-
3,684
68,300
Included in long-term
-
64,537
11,453
4,367
80,357
Unamortized fees
-
(149)
-
-
(149)
Due within 2 years
-
4,978
-
2,873
7,851
Due within 3 years
-
7,634
11,453
1,119
20,206
Due within 4 years
-
52,074
-
333
52,407
Due within 5 years $
-
$
-
$
-
$
42
$
42
Interest rates as of December 31, 2024 (%):
12.50
11.50
12.15
12.00
Base rate (%)
7.75
7.75
11.25
11.25
Margin (%)
4.75
3.75
0.90
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

(3) Interest on Facility

A and Facility B is calculated

based on JIBAR plus a

margin, which

margin is calculated

as (i)
4.00
% if
the Leverage Ratio (“LR”) is

greater than 3.50x; (ii)
3.75
% if the LR is less than

3.50x but greater than 2.50x;

(iii)
3.40
% if the LTL
ratio is less than 2.50x.
(4) Interest is charged at prime plus
0.90
% per annum on the utilized balance.
(5) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended December 31, 2024 and 2023, was $
4.3

million
and $
4.1

million, respectively.

Prepaid facility fees

amortized included

in interest expense

during the three

months ended December
31, 2024

and 2023,

respectively,

were $
0.1

million and

$
0.1

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

ended December 31, 2024 and

2023.

9.

Borrowings (continued)
Movement in long-term borrowings (continued)
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed

consolidated statement of

operations during the

six months ended

December 31, 2024

and 2023, was

$
8.5

million
and $
8.1

million, respectively. Prepaid facility fees amortized included in interest expense during the six months ended December

31,
2024 and 2023,

respectively,

were $
0.1

million and $
0.3

million, respectively.

Interest expense incurred

under the Company’s

CCC
facilities relates to borrowings utilized to fund a portion of the Company’s merchant finance loans receivable and this interest expense of $
0.8

million and $
0.7

million, respectively,

is included

in the caption

cost of goods

sold, IT processing,

servicing and support

on
the condensed consolidated statement of operations for the six months ended December 31, 2024 and 2023.
The Company

cancelled Adumo’s

long-term borrowings

arrangements on

October 1,

2024, and

settled Adumo’s

outstanding
balances

of ZAR
126.7

million

($
7.2

million) on

the same

day.

The repayment

is included

in the

caption

repayment of

long-term
borrowings included on the Company’s unaudited condensed consolidated statements of cash flows

for the three and

six months ended
December 31, 2024.
10.

Other payables
Summarized below is the breakdown of other payables as of December

31, 2024, and June 30, 2024:

December 31, June 30,
2024 2024
Clearing accounts $
8,093
$
17,124
Vendor

wallet balances
18,657
14,635
Accruals
12,522
7,173
Provisions
5,873
7,442
Value

-added tax payable
2,088
1,191
Payroll-related payables
1,942
922
Participating merchants' settlement obligation
2
1
Other
10,239
7,563
$
59,416
$
56,051
Other includes deferred income, client deposits and other payables.
11.

Capital structure
October 2024 repurchase of common stock
On October

1, 2024,

the Company,

through Lesaka

SA, and

Crossfin Holdings

entered into

a share

purchase agreement

under
which Lesaka SA purchased
2,601,410

of the
3,587,332

Consideration Shares for ZAR
207.2

million ($
12.0

million). The transaction
was settled

in early

October 2024,

and the

shares of

Company’s

common stock

repurchased have

been included

in the

Company’s
treasury shares

included in

its unaudited

condensed consolidated

statement of

changes in

equity for

the three

and six months

ended
December 31, 2024. The repurchase was made outside of the Company’s

$
100

million share repurchase authorization.
Redeemable common stock issued pursuant to transaction with the IFC Investors
Put Option
Refer to

Note 14

to the

Company’s

audited consolidated

financial statements

included in

its Annual

Report on

Form 10-K

for
the year ended

June 30, 2024, for

additional information regarding

its redeemable common

stock issued pursuant to

transaction with
the IFC Investors.

Certain IFC Investors were

investors in Adumo

and the Company

issued an aggregate

of
1,989,162

additional shares
of its common

stock at a

price of

$
4.79

to these

IFC Investors pursuant

to the

Purchase Agreement. The

Company and the

IFC Investors
amended and restated the Policy Agreement (“Amended and Restated Policy Agreement”) to include these additional shares issued to the IFC

Investors to also

be covered by

the put

right included

in the

Amended and Restated

Policy Agreement. The

Company accounted
for these
1,989,162

shares as redeemable

common stock as

a result of

the put option.

The Company believes

that the put

option has
no value and, accordingly,

has not recognized the put option in its consolidated financial statements.

11.

Capital structure (continued)
Impact of non-vested equity shares on number of shares,

net of treasury
The following table presents a

reconciliation between the number of

shares, net of treasury, presented in the

unaudited condensed
consolidated statement of changes in

equity during the six months ended

December 31, 2024 and 2023, respectively,

and the number
of shares, net of treasury,

excluding non-vested equity shares that have not vested as of December

31, 2024 and 2023, respectively:

December 31, December 31,
2024 2023
Number of shares, net of treasury:
Statement of changes in equity

80,203,148
64,443,523
Less: Non-vested equity shares that have not vested as of end of period
2,902,303
3,205,580
Number of shares, net of treasury,

excluding non-vested equity shares that have not
vested

77,300,845
61,237,943
12.

Accumulated other comprehensive loss
The table

below presents

the change

in accumulated

other comprehensive

loss per

component

during the

three months

ended
December 31, 2024:

Three months ended
December 31, 2024
Accumulated
foreign
currency
translation
reserve Total
Balance as of October 1, 2024 $
(177,830)
$
(177,830)
Release of foreign currency translation reserve related to liquidation of subsidiaries
6
6
Movement in foreign currency translation reserve

(22,145)
(22,145)
Balance as of December 31, 2024 $
(199,969)
$
(199,969)
The table

below presents

the change

in accumulated

other comprehensive

loss per

component during

the three

months ended
December 31, 2023:

Three months ended
December 31, 2023
Accumulated
foreign
currency
translation
reserve Total
Balance as of October 1, 2023 $
(196,081)
$
(196,081)
Release of foreign currency translation reserve related to disposal of

Finbond equity securities
1,543
1,543
Movement in foreign currency translation reserve related to liquidation of subsidiaries
(952)
(952)
Movement in foreign currency translation reserve
6,112
6,112
Balance as of December 31, 2023 $
(189,378)
$
(189,378)

12.

Accumulated other comprehensive loss (continued)
The

table

below

presents

the

change

in

accumulated

other

comprehensive

loss

per

component

during

the

six

months

ended
December 31, 2024:

Six months ended
December 31, 2024
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2024 $
(188,355)
$
(188,355)
Release of foreign currency translation reserve related to liquidation of subsidiaries
6
6
Movement in foreign currency translation reserve

(11,620)
(11,620)
Balance as of December 31, 2024 $
(199,969)
$
(199,969)
The

table

below

presents

the

change

in

accumulated

other

comprehensive

loss

per

component

during

the

six

months

ended
December 31, 2023:

a Six months ended
December 31, 2023
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2023 $
(195,726)
$
(195,726)
Release of foreign currency translation reserve related to disposal of Finbond equity securities
1,543
1,543
Movement in foreign currency translation reserve related to equity-accounted investment
489
489
Movement in foreign currency translation reserve related to liquidation of subsidiaries
(952)
(952)
Movement in foreign currency translation reserve

5,268
5,268
Balance as of December 31, 2023 $
(189,378)
$
(189,378)
The movement in the

foreign currency translation reserve represents

the impact of translation of

consolidated entities which have
a functional currency (which is primarily ZAR) to the Company’s reporting currency, which is USD.
During

each

of

the

three

and

six

months

ended

December

31,

2024,

the

Company

reclassified

a

loss

of

$
0.006

million,
respectively, from

accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the
liquidation of subsidiaries During each of the three and

six months ended December 31, 2023, the

Company reclassified losses of $
1.5
million, respectively, from accumulated other

comprehensive loss

(accumulated foreign currency translation

reserve) to net

loss related
to the disposal

of shares in

Finbond (refer

to Note 6).

The Company also

reclassified a gain

of $
1.0

million from accumulated

other
comprehensive loss (accumulated foreign currency translation reserve)

to net loss related to the liquidation of subsidiaries.

13.

Stock-based compensation
The Company’s

Amended and Restated

2022 Stock

Incentive Plan (“20

22 Plan”)

and the vesting

terms of certain

stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2024.
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for the six months ended December 31, 2024 and 2023:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
Granted - December 2024
350,000
6.00
-
433
1.24
Granted - December 2024
250,000
8.00
-
177
0.71
Exercised
(17,014)
3.02
-
38
-
Forfeited
(13,333)
11.23
- -
8.83
Outstanding - December 31, 2024
5,487,901
8.48
4.04
1,418
1.76
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
Granted – December 2023
500,000
3.50
5.17
880
1.76
Exercised
(7,385)
3.07
-
5
-
Forfeited
(186,846)
3.71
- -
1.28
Outstanding - December 31, 2023
979,043
4.07
5.50
48
1.80
The Company awarded
600,000

stock options to an executive officer during the three and six months ended December 31,

2024.
The Company awarded a further
400,000

to the same executive officer in January 2025 with strike prices ranging from $
8

to $
14
. The
1,000,000

stock options will vest on

December 31, 2026, and

vesting is subject to the

executive officers continued

employment with
the Company

through to the

vesting date. The
1,000,000

stock options expire

on January 31,

2029. The Company

awarded
500,000
stock options

to Ali

Mazanderani, the

Company’s

Executive Chairman,

during the

three and

six months

ended December

31, 2023.
These options

vested in December

2024, but may

only be exercised

during a period

commencing from

January 31,

2028 to January
31, 2029.
During each

of the

three and

six months

ended December

31, 2024,

the Company

received $
0.05

million from

the exercise of
17,014

stock options, respectively. During the three and six months ended December

31, 2023, the Company received $
0.002

million
and $
0.02

million from

the exercise of
592

and
7,385

stock options, respectively.

Employees forfeited

an aggregate of
13,333

stock
options

during

each

of

the

three

and

six

months

ended

December

31,

2024.

Employees

and

a

non-employee

director

forfeited

an
aggregate of
11,070

and
186,846

stock options during the three and six months ended December 31, 2023.
The

fair

value

of

each

option

is

estimated

on

the

date

of

grant

using the

Cox

Ross

Rubinstein

binomial

model

that

uses the
assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s
730
- day volatility.
The estimated

expected life

of the

option was

determined based

on the

historical behavior

of employees

who were

granted options
with similar terms.

The table below

presents the range

of assumptions used

to value stock

options granted during

the six months

ended December
31, 2024 and 2023:

Six months ended
December 31,
2024 2023
Expected volatility

42
%
56
%
Expected dividends

0
%
0
%
Expected life (in years)

2
5
Risk-free rate

4.3
%
2.1
%

13.

Stock-based compensation (continued)
The Company’s

Amended and

Restated 2022

Stock Incentive

Plan (“2022

Plan”) and

the vesting

terms of

certain stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2024.
Stock option and restricted stock activity

(continued)
Options (continued)
The following table presents stock options vested and expected to vest as of

December 31, 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - December 31, 2024
5,487,901
8.48
4.04
1,418
These options have an exercise price range of $
3.01

to $
14.00
.
The following table presents stock options that are exercisable as of December

31, 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - December 31, 2024
360,995
4.56
5.03
428
No

stock options became exercisable during each

of the three and six

months ended December 31, 2024 and

2023. The Company
issues new shares to satisfy stock option exercises.

13.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock
The following table summarizes restricted stock activity for the six months ended December 31, 2024 and 2023:

Number of
shares of
restricted stock
Weighted
average grant
date fair value
($’000)
Non-vested – June 30, 2024
2,084,946
8,736
Total granted
1,331,110
4,850
Granted – August 2024
32,800
154
Granted – October 2024
100,000
490
Granted – November 2024, with performance conditions
1,198,310
4,206
Total vested
(473,432)
2,469
Vested

– July 2024
(78,801)
394
Vested

– November 2024
(213,687)
1,134
Vested

– November 2024, with performance conditions
(103,638)
524
Vested

– December 2024
(77,306)
417
Forfeitures
(40,321)
216
Non-vested – December 31, 2024
2,902,303
11,348
Non-vested – June 30, 2023
2,614,419
11,869
Total Granted
868,996
3,394
Granted – October 2023
333,080
1,456
Granted – October 2023, with performance awards
310,916
955
Granted – October 2023
225,000
983
Total vested
(255,706)
965
Vested

– July 2023
(78,800)
302
Vested

– November 2023
(109,833)
429
Vested

– December 2023
(67,073)
234
Forfeitures
(22,129)
91
Non-vested – December 31, 2023
3,205,580
13,880
Grants
In August 2024 and

October 2024, respectively, the Company granted
32,800

and
100,000

shares of restricted

stock to employees
which have time -based vesting conditions and which are subject to the employees continued employment with the Company through the applicable vesting dates.
In

November

2024,

the

Company

awarded
1,198,310

shares

of

restricted

stock

to

a

group

comprising

employees

and

three
executive officers and which

are subject to a time-based

vesting condition and a market

condition and vest in full only

on the date, if
any,

that the following

conditions are

satisfied: (1) a

compounded annual
15
% appreciation in

the Company’s

stock price off

a base
price of $
5.00

over the measurement period commencing on September 30, 2024 through September 30, 2027, and (2) the recipient is employed by the Company on a full-time basis through to September 30, 2027. If either of these conditions is not satisfied,

then none
of the shares of restricted stock will vest and they will be forfeited. The Company’s closing price on September 30, 2024, was $
5.00
.
The appreciation levels (times and price) and

annual target percentages to earn the

awards as of each period

ended are as follows:
● Prior to the first anniversary of the grant date:
0
%;
●
Fiscal

2026,

the

Company’s

30-day

volume

weighted-average

stock

price

(“VWAP”)

before

September

30,

2025

is
approximately
1.15

times higher (i.e. $
5.75

or higher) than $
5.00
:
33
%;
●
Fiscal 2027, the Company’s

VWAP before

September 30, 2026 is
1.32

times higher (i.e. $
6.61

or higher) than $
5.00
:
67
%;
●
Fiscal 2028, the Company’s

VWAP before

November 1, 2027 is
1.52

times higher (i.e. $
7.60
) than $
5.00
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
47.7
% for

the closing

price (of

$
5.50
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
Grants (continued)
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
The Company has agreed

to grant an advisor
5,500

shares per month in

lieu of cash for services

provided to the Company.

The
Company and

the advisor have

agreed that the

Company will issue

the shares to

the advisor,

in arrears, on

a quarterly basis.

During
the three

and six months

ended December

31, 2024,

the Company

recorded a

stock-based compensation

charge of

$
0.2

million and
included the issuance of
33,000

shares of common stock in its issued and outstanding share count.
Vesting
In July 2024,
78,801

shares of restricted

stock granted to Mr. Meyer, our former

Group CEO, vested.

In November and December
2024, an

aggregate of
290,993

shares of restricted

stock granted to

employees vested.

Certain employees elected

for
132,147

shares
to be withheld

to satisfy the

withholding tax

liability on the

vesting of

their shares. These
132,147

shares have

been included

in the
Company’s

treasury shares. In

November 2024,
103,638

shares of restricted

stock with performance

conditions (share price

targets)
vested following the achievement of the agreed performance condition.
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

and

six

months

ended

December

31,

2024,

respectively,

employees

forfeited
37,221

and
40,321

shares

of
restricted stock following their

termination of employment with

the Company or the

failure to achieved agreed

performance conditions
(
29,121

shares were

forfeited following

the failure

to achieved

agreed share

performance targets).

During the

three and

six months
ended December 31, 2023, respectively,

employees forfeited
14,002

and
22,129

shares of restricted stock following their termination
of employment with the Company.

13.

Stock-based compensation (continued)
Stock-based compensation charge and unrecognized compensation cost
The Company recorded a stock-based compensation charge, net during the three months ended December 31, 2024 and 2023, of
$
2.6

million and $
1.8

million, respectively,

which comprised:

Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended December 31, 2024
Stock-based compensation charge

$
2,655
$ - $
2,655
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(11)
-
(11)
Total - three months

ended December 31, 2024
$
2,644
$ - $
2,644
Three months ended December 31, 2023
Stock-based compensation charge

$
1,812
$ - $
1,812
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(8)
-
(8)
Total - three months

ended December 31, 2023
$
1,804
$ - $
1,804
The Company

recorded a stock-based

compensation charge,

net during

the six months

ended December 31,

2024 and 2023,

of
$
5.0

million and $
3.6

million respectively, which

comprised:

a
Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Six months ended December 31, 2024
Stock-based compensation charge

$
5,032
$ - $
5,032
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(11)
-
(11)
Total - six months ended

December 31, 2024
$
5,021
$ - $
5,021
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
3.5

million,

which

the
Company expects to

recognize over
two years
. As of

December 31, 2024,

the total unrecognized

compensation cost related

to restricted
stock awards was $
6.3

million, which the Company expects to recognize over
two years
.
During the three months

ended December 31,

2024 and 2023, the

Company recorded a deferred

tax benefit of $
0.5

million and
$
0.3

million, respectively,

related to the stock-based compensation charge

recognized related to employees of Lesaka.

During the six
months

ended

December

31,

2024

and

2023,

the

Company

recorded

a

deferred

tax

benefit

of

$
0.8

million

and

$
0.3

million,
respectively,

related

to the

stock-based

compensation

charge

recognized

related

to employees

of Lesaka.

During

these periods

the
Company recorded a valuation allowance related to the full deferred tax benefit recognized because it does not believe that the stock-
based compensation

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
as the

stock options

do not

contain non-forfeitable

dividend rights.

The Company

has excluded

employee stock

options to

purchase
257,445

and
51,704

shares of common

stock from the calculation

of diluted loss per

share during the

three months ended December
31, 2024 and 2023 because the effect would be antidilutive.

The Company has excluded employee stock options to

purchase
338,725
and
46,756

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

14.

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
per share data) per share data)
Numerator:
Net loss attributable to Lesaka $
(32,134)
$
(2,707)
$
(36,676)
$
(8,358)
Undistributed loss
(32,134)
(2,707)
(36,676)
(8,358)
Percent allocated to common shareholders
(Calculation 1)
97%
96%
97%
95%
Numerator for loss per share: basic and diluted $
(31,034)
$
(2,588)
$
(35,430)
$
(7,961)
Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding
77,024
60,990
69,589
60,134
Effect of dilutive securities:
Denominator for diluted (loss) earnings
per share: adjusted weighted average
common shares outstanding and assuming
conversion
77,024
60,990
69,589
60,134
Loss per share:
Basic

$
(0.40)
$
(0.04)
$
(0.51)
$
(0.13)
Diluted

$
(0.40)
$
(0.04)
$
(0.51)
$
(0.13)
(Calculation 1)
Basic weighted-average common shares
outstanding (A)

77,024
60,990
69,589
60,134
Basic weighted-average common shares
outstanding and unvested restricted shares
expected to vest (B)

79,753
63,805
72,037
63,134
Percent allocated to common shareholders

(A) / (B)

97%
96%
97%
95%
Options to

purchase
4,743,500

shares of

the Company’s

common stock

at prices

ranging from

$
6.00

to $
14.00

per share

were
outstanding

during the

three and

six months

ended December

31, 2024,

but were

not included

in the

computation of

diluted (loss)
earnings per

share because

the options’

exercise price

was greater

than the

average market

price of

the Company’s

common stock.
Options to purchase
755,006

shares of the

Company’s common stock at

prices ranging from

$
4.87

to $
11.23

per share were

outstanding
during the

three and

six months

ended December

31, 2023,

respectively,

but were

not included

in the

computation of

diluted (loss)
earnings per

share because

the options’

exercise price

was greater

than the

average market

price of

the Company’s

common stock.
The options, which expire at various dates through February 3, 2032,

were still outstanding as of December 31, 2024.
15.

Supplemental cash flow information
The following

table presents

supplemental

cash flow

disclosures

for the

three and

six months

ended December

31, 2024

and
2023:

Three months ended Six months ended
December 31, December 31,
2024 2023 2024 2023
Cash received from interest

$
716
$
482
$
1,297
$
927
Cash paid for interest

$
4,242
$
6,308
$
7,513
$
9,233
Cash paid for income taxes

$
3,253
$
2,806
$
3,208
$
3,410

15.

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
be drawn

and is

considered

restricted as

to use

and therefore

is classified

as restricted

cash as

well. Refer

to Note

9 for

additional
information regarding the

Company’s facilities. The following

table presents the

disaggregation of cash,

cash equivalents and

restricted
cash as of December 31, 2024 and 2023, and June 30, 2024:

December 31,
2024
December 31,
2023 June 30, 2024
Cash and cash equivalents $
60,625
$
44,316
$
59,065
Restricted cash
112
23,522
6,853
Cash, cash equivalents and restricted cash $
60,737
$
67,838
$
65,918
Leases
The following table presents supplemental

cash flow disclosure related to leases

for the three and nine months

ended December
31, 2024 and 2023:

Three months ended Six months ended
December 31, December 31,
2024

2023

2024

2023

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from operating leases $
1,212
$
679
$
2,216
$
1,372
Right-of-use assets obtained in exchange for lease
obligations
Operating leases $
708
$
243
$
1,218
$
983
16.

Revenue recognition
Disaggregation of revenue
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended December 31, 2024:

Merchant Consumer Enterprise Total
Processing fees $
37,931
$
7,862
$
5,825
$
51,618
South Africa
36,068
7,862
5,825
49,755
Rest of Africa
1,863
-
-
1,863
Technology

products
8,121
65
1,187
9,373
South Africa
8,057
65
1,187
9,309
Rest of Africa
64
-
-
64
Prepaid airtime sold
66,653
23
1,660
68,336
South Africa
59,874
23
1,660
61,557
Rest of Africa
6,779
-
-
6,779
Lending revenue
-
7,376
-
7,376
Interest from customers
1,610
120
-
1,730
Insurance revenue
-
4,868
-
4,868
Account holder fees
-
1,765
-
1,765
Other
902
850
-
1,752
South Africa
845
850
-
1,695
Rest of Africa
57
-
-
57
Total revenue, derived

from the following geographic
locations
115,217
22,929
8,672
146,818
South Africa
106,454
22,929
8,672
138,055
Rest of Africa
$
8,763
$
-
$
-
$
8,763

16.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended December 31, 2023:

Merchant Consumer Enterprise Total
Processing fees $
22,984
$
6,175
$
6,820
$
35,979
South Africa
21,528
6,175
6,820
34,523
Rest of Africa
1,456
-
-
1,456
Technology

products
557
12
2,646
3,215
South Africa
518
12
2,646
3,176
Rest of Africa
39
-
-
39
Prepaid airtime sold
90,620
52
1,339
92,011
South Africa
85,618
52
1,339
87,009
Rest of Africa
5,002
-
-
5,002
Lending revenue
-
5,586
-
5,586
Interest from customers
1,453
-
-
1,453
Insurance revenue
-
2,897
-
2,897
Account holder fees
-
1,502
-
1,502
Other
654
483
113
1,250
South Africa
604
483
113
1,200
Rest of Africa
50
-
-
50
Total revenue, derived

from the following geographic
locations
116,268
16,707
10,918
143,893
South Africa
109,721
16,707
10,918
137,346
Rest of Africa
$
6,547
$
-
$
-
$
6,547
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the six months ended December 31, 2024:

Merchant Consumer Enterprise Total
Processing fees $
63,002
$
15,392
$
12,337
$
90,731
South Africa
59,337
15,392
12,337
87,066
Rest of Africa
3,665
-
-
3,665
Technology

products
9,966
67
2,478
12,511
South Africa
9,829
67
2,478
12,374
Rest of Africa
137
-
-
137
Prepaid airtime sold
151,806
40
3,238
155,084
South Africa
139,147
40
3,238
142,425
Rest of Africa
12,659
-
-
12,659
Lending revenue
-
14,332
-
14,332
Interest from customers
3,286
120
-
3,406
Insurance revenue
-
9,208
-
9,208
Account holder fees
-
3,464
-
3,464
Other
2,199
1,378
51
3,628
South Africa
2,085
1,378
51
3,514
Rest of Africa
114
-
-
114
Total revenue, derived

from the following geographic
locations
230,259
44,001
18,104
292,364
South Africa
213,684
44,001
18,104
275,789
Rest of Africa
$
16,575
$
-
$
-
$
16,575

16.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the six months ended December 31, 2023:

Merchant Consumer Enterprise Total
Processing fees $
45,310
$
11,908
$
13,254
$
70,472
South Africa
42,494
11,908
13,254
67,656
Rest of Africa
2,816
-
-
2,816
Technology

products
1,068
31
4,172
5,271
South Africa
978
31
4,172
5,181
Rest of Africa
90
-
-
90
Prepaid airtime sold
176,856
93
2,416
179,365
South Africa
167,100
93
2,416
169,609
Rest of Africa
9,756
-
-
9,756
Lending revenue
-
10,959
-
10,959
Interest from customers
2,973
-
-
2,973
Insurance revenue
-
5,508
-
5,508
Account holder fees
-
2,870
-
2,870
Other
1,424
918
222
2,564
South Africa
1,325
918
222
2,465
Rest of Africa
99
-
-
99
Total revenue, derived

from the following geographic
locations
227,631
32,287
20,064
279,982
South Africa
214,870
32,287
20,064
267,221
Rest of Africa
$
12,761
$
-
$
-
$
12,761
17.

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
. The Company’s operating lease expense during the three months ended

December 31, 2024 and 2023 was $
1.2

million and
$
0.7

million, respectively.

The Company’s operating lease expense during the

six months ended December 31, 2024 and 2023 was $
2.2

million and $
1.4

million, respectively.
The

Company

has

also

entered

into

short-term

leasing

arrangements,

primarily

for

the

lease

of

branch

locations

and

other
locations,

to operate its consumer

business in South Africa.

The Company’s

short-term lease expense during

the three months ended
December 31, 2024

and 2023, was $
1.2

million and $
1.0

million, respectively.

The Company’s

short-term lease expense

during the
six months ended December 31, 2024 and 2023, was $
2.3

million and $
1.9

million, respectively.
The following table presents supplemental balance

sheet disclosure related to the

Company’s right-of-use assets and its operating
lease liabilities as of December 31, 2024 and June 30, 2024:

December 31, June 30,
2024 2024
Right of use assets obtained in exchange for lease obligations:
Weighted average

remaining lease term (years)
2.7
3.1
Weighted average

discount rate (percent)
10.5
10.5

17.

Leases (continued)
The maturities of the Company’s

operating lease liabilities as of December 31, 2024, are presented below:

Maturities of operating lease liabilities
Year

ended June 30,
2025 (excluding six months to December 31, 2024) $
2,338
2026
3,200
2027
2,155
2028
1,369
2029
279
Thereafter
40
Total undiscounted

operating lease liabilities
9,381
Less imputed interest
1,305
Total operating lease liabilities,

included in
8,076
Operating lease liability - current
3,257
Operating lease liability - long-term $
4,819
18.

Operating segments
Operating segments
The Company discloses segment information as reflected in the management information systems reports that its chief operating
decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, and the countries in which the entity holds material assets or reports material revenues.
Change to internal reporting structure and re

cast of previously reported information
The Company’s

chief operating

decision maker

is the

Company’s

Executive Chairman.

He changed

the Company’s

operating
and internal reporting

structures to present

a new segment,

Enterprise, separately.

The chief operating

decision maker has

decided to
analyze the Company’s

operating performance primarily based on three operational lines, namely,

(i) Merchant, which focuses on

both formal and informal sector

merchants.

Formal sector merchants are generally

in urban areas,
have higher

revenues and

have access

to multiple

service providers.

Informal sector

merchants, which

are often

sole proprietors

and
usually

have lower

revenues compared

with formal

section merchants,

operate in

rural areas

or in

informal urban

areas and

do not
always have access to a full-suite of traditional banking products;

(ii) Consumer,

which primarily

focuses on

individuals who

have historically

been excluded

from traditional

financial services
and to whom we offer transactional accounts (banking), insurance, lending (short-term loans), payments solutions (digital wallet) and
various value-added services;

and
(iii) Enterprise, which comprises large-scale corporate and government organizations, including but not limited to banks, mobile network operators (“MNOs”) and municipalities.
Reallocation of certain activities among operating segments
The

change

in

our

operating

segments

during

the

second

quarter

of

fiscal

2025

included

the

separation

of

Enterprise

out

of
Merchant.

The

Company

has also

allocated

the

majority

of Adumo’s

operations

to

Merchant,

with

a

smaller

part

of

its operations
focusing on the provision

of physical and digital

prepaid and secure payout

solutions for South African

businesses with large individual
end-users being allocated to Consumer.

Previously reported information has been recast.
The Merchant segment includes revenue generated from the sale of prepaid airtime, and fees earned from the provision of value-
added services (“VAS”)

and card-acquiring services to informal sector merchants.

It also includes activities related to the provision of
goods

and services

provided

to corporate

and

other

juristic entities.

The

Company

earns fees

from

processing

activities

performed
(including

card acquiring

and the

provision

of a

payment

gateway services)

for

its customers,

and

rental and

license fees

from

the
provision of point

of sales (“POS”) hardware

and software to

the hospitality industry.

The Company also

provides cash management
and payment services to merchant customers through a digital vault which is located at the customer’s premises and through which the
Company is able to provide

the services which generate

processing fee revenue. From

July 1, 2023, the segment

includes fees earned
from transactions performed by customers utilizing its ATM

infrastructure.

18.

Operating segments (continued)
Reallocation of certain activities among operating segments (continued)
The Consumer segment

includes activities related

to the provision

of financial services

to customers,

including a bank

account,
loans and

insurance products.

The Company

charges monthly

administration fees

for all

bank accounts.

Customers that

have a

bank
account managed by the Company are issued cards that can be utilized to withdraw funds at an ATM or to transact at a merchant POS.
The Company

earns processing

fees from

transactions processed

for these

customers. The

Company also

earns fees

on transactions
performed

by

other

banks’

customers

utilizing

its

ATM

(until

June

30,

2023)

or

POS. The

Company

provides

short-term

loans

to
customers in South Africa for which it earns initiation and monthly service fees, and interest revenue from the second quarter of fiscal
2025.

The Company writes life insurance contracts, primarily funeral-benefit policies, and policy holders pay the Company a monthly insurance premium.

The Company

also earns fees

from the provision

of physical and

digital prepaid

and secure payout

solutions for
South African businesses.
The Enterprise segment provides its business and government-related customers with transaction processing services that involve
the collection, transmittal and retrieval of all transaction data. This segment also includes sales of hardware and licenses to customers.
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
Merchant
$
115,811
$
594
$
115,217
Consumer
22,929
-
22,929
Enterprise
8,933
261
8,672
Total for the three

months ended December 31, 2024
$
147,673
$
855
$
146,818
Merchant
$
117,182
$
914
$
116,268
Consumer
16,707
-
16,707
Enterprise
11,921
1,003
10,918
Total for the three

months ended December 31, 2023
$
145,810
1,917
143,893
The reconciliation of

the reportable segment’s

revenue to revenue from

external customers for the

six months ended December
31, 2024 and 2023, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
231,441
$
1,182
$
230,259
Consumer
44,001
-
44,001
Enterprise
20,815
2,711
18,104
Total for the six months ended

December 31, 2024
$
296,257
$
3,893
$
292,364
Merchant
$
229,243
$
1,612
$
227,631
Consumer
32,287
-
32,287
Enterprise
21,388
1,324
20,064
Total for the six months ended

December 31, 2023
$
282,918
$
2,936
$
279,982

18.

Operating segments (continued)
The

Company

evaluates

segment

performance

based

on

segment

earnings

before

interest,

tax,

depreciation

and

amortization
(“EBITDA”), adjusted for items mentioned in the next sentence (“Segment Adjusted EBITDA”), the Company’s reportable segments’
measure of profit or

loss. The Company is

working on obtaining a

separate lending facility to

fund a portion of

its Consumer lending
during the

twelve months

ended June

30, 2025.

The Company

expected to

have this

facility in

place on

July 1,

2024, however,

the
Company has

been unable to

finalize terms as

the separate

lending facility

will form part

of a broader

refinancing of

the Company’s
facilities. Therefore, the Company has included an intercompany interest expense in its Consumer Segment Adjusted EBITDA for the
three and

six months

ended December

31, 2024. The

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

(now Merchant, Enterprise and Consumer) operating segments.
The reconciliation of the reportable

segments’ measure of profit or

loss to loss before income taxes

for the three and six months
ended December 31, 2024 and 2023, is as follows:

Three months ended Six months ended
December 31, December 31,
2024 2023 2024 2023
Reportable segments' measure of profit or loss

$
14,630
$
10,963
$
26,942
$
20,808
Operating loss: Group costs
(2,820)
(2,011)
(5,769)
(3,833)
Once-off costs
(488)
816
(2,293)
738
Interest adjustment
757
-
1,588
-
Unrealized Loss FV for currency adjustments
(435)
122
(216)
20
Stock-based compensation charge adjustments
(2,644)
(1,804)
(5,021)
(3,563)
Depreciation and amortization
(8,223)
(5,813)
(14,499)
(11,669)
Loss on disposal of equity-accounted investments
(161)
-
(161)
-
Change in fair value of equity securities
(33,731)
-
(33,731)
-
Reversal of allowance of EMI doubtful debt
-
-
-
250
Interest income

721
485
1,307
934
Interest expense

(6,174)
(4,822)
(11,206)
(9,731)
Loss before income tax expense $
(38,568)
$
(2,064)
$
(43,059)
$
(6,046)

18.

Operating segments (continued)
Operating segments (continued)
The following tables summarize

supplemental segment information

for the three and six months

ended December 31, 2024 and
2023:

Three months ended Six months ended
December 31, December 31,
2024 2023 2024 2023
Revenues
Merchant $
115,811
$
117,182
$
231,441
$
229,243
Enterprise
8,933
11,921
20,815
21,388
Consumer
22,929
16,707
44,001
32,287
Total reportable segment

revenue
147,673
145,810
296,257
282,918
Segment Adjusted EBITDA
Merchant (1)(2)
10,319
7,497
17,873
14,407
Enterprise (2)
(31)
891
331
1,706
Consumer (1)(2)
4,342
2,575
8,738
4,695
Total Segment Adjusted

EBITDA
14,630
10,963
26,942
20,808
Depreciation and amortization
Merchant
3,027
1,944
5,254
3,904
Enterprise
94
97
194
215
Consumer
235
179
437
348
Subtotal: Operating segments

3,356
2,220
5,885
4,467
Group costs
4,867
3,593
8,614
7,202
Total

8,223
5,813
14,499
11,669
Expenditures for long-lived assets
Merchant
5,783
2,052
9,669
4,736
Enterprise
24
26
46
105
Consumer
511
120
568
166
Subtotal: Operating segments

6,318
2,198
10,283
5,007
Group costs
-
-
-
-
Total

$
6,318
$
2,198
$
10,283
$
5,007
(1) Segment Adjusted

EBITDA for the

three months ended December

31, 2024, includes

retrenchments costs for

Consumer of
$
0.01

million (ZAR
0.1

million). Segment

Adjusted EBITDA

for Merchant

includes retrenchment

costs of

$
0.01

million (ZAR
0.1
million) and Consumer includes retrenchment costs of $
0.1

million (ZAR
1.3

million) for the three months ended December 31,

2023.

(2) Segment

Adjusted EBITDA

for the

six months

ended December

31, 2024,

includes retrenchments

costs for

Consumer of
$
0.1

million (ZAR
1.2

million) and Enterprise of $
0.0

million (ZAR
0.2

million). Segment Adjusted EBITDA

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
Uncertain tax positions
As of three months ended December 31, 2024 and June 30, 2023, the Company had no

unrecognized tax benefits. The Company
files income

tax returns

mainly in

South Africa,

Botswana, Namibia

and in

the U.S.

federal jurisdiction.

As of

December 31,

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
RMB has

issued

guarantees

to

these

third

parties

amounting

to

ZAR
33.1

million

($
1.8

million,

translated

at

exchange

rates
applicable as of December 31, 2024) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of
between
3.42
% per annum to
3.44
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
Nedbank has

issued guarantees

to these

third parties

amounting to

ZAR
2.1

million ($
0.1

million, translated

at exchange

rates
applicable as of December 31, 2024) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of
between
0.47
% per annum to
1.84
% per annum of the face

value of these guarantees and does

not recover any of the commission

from
third parties.
The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of December 31,
2024. The maximum

potential amount that

the Company could

pay under these

guarantees is ZAR
35.2

million ($
2.1

million, translated
at exchange

rates applicable

as of

December 31,

2024). As

discussed in

Note 9,

the Company

has ceded

and pledged

certain bank
accounts to Nedbank as

security for the guarantees

issued by them

with an aggregate value

of ZAR
2.1

million ($
0.1

million, translated
at

exchange

rates

applicable

as

of

December

31,

2024).

The

guarantees

have

reduced

the

amount

available

under

its indirect

and
derivative facilities in the Company’s

short-term credit facilities described in Note 9.
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

21.

Subsequent events
Proposed acquisition of Recharger
On November 20, 2024,

the Company announced the

acquisition of Recharger (Pty)

Ltd (“Recharger”).

The acquisition is

subject
to

the

satisfaction

of

customary

closing

conditions,

including

certain

regulatory

approvals.

As

of

January

29,

2025,

all regulatory
approvals, including approval by

the Competition Commission (South

Africa), were satisfied. The acquisition

is expected to close in
the third quarter of fiscal 2025.
The purchase

consideration of

ZAR
507

million will

be paid

over
two

tranches with

the first tranche

settled at closing

and the
second tranche

a year later.

The purchase consideration

will be settled

through a

combination of

ZAR
332

million in cash

and ZAR
175

million in shares of

the Company’s

common stock. The share

price applied to determine

the number of shares

of common stock
to be

issued for

the equity

consideration will be

based on

the volume-weighted

average price

of the Company’s

common shares

for
the three-month period prior

to the disbursal

of each tranche. The

Company will also

make a ZAR
43

million contribution to Recharger
at closing which will be used exclusively to repay a loan due by Recharger to the seller.
The Company expects the acquisition

to act as an

entry point for it

into the South African

private utilities space while

augmenting
the Enterprise division’s alternative

payment offering.

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
Recent Developments
Beginning in the

second quarter of fiscal

year 2025, Lesaka has

commenced disclosing its

financial results across

three distinct
operating divisions: Merchant, Consumer

and Enterprise. We are building an

integrated multiproduct platform that

is organized around
addressing a number of customer needs.

The Consumer

Division (“Consumer”)

will remain

substantially the

same. We

offer

consumers a

transactional account,

loans
and insurance. On 1 October the Adumo Payouts business officially became part of Consumer.

The Merchant Division (“Merchant”) serves merchants

and micro-merchants, combining existing Connect, Kazang and

Kazang
Insights (previously known

as Touchsides) operations, as

well as

the bulk of

Adumo, specifically its

merchant acquiring and

processing
business and its GAAP hospitality platform. Combined the Lesaka offering will be amongst the most comprehensive

in the market in
meeting the

needs of

micro and

medium size

businesses in

the region.

Our integrated

multi-product range

provides merchants

with
card acquiring, cash management, lending, software and Alternative Digital Payments (“ADP”). ADP includes our pre-paid solutions
and supplier enabled payments (previously referred to as our value-added services).

Our

Enterprise

Division

(“Enterprise”)

focuses

on

large

corporates,

mobile

network

operators,

banks,

governments

and
municipalities. Our offering includes our bill and

utility payments platform, a new

payment switch, Prism Switch, as

well as Hardware
Security Modules,

a third

party vending

and security

business. Enterprise serves

third party

corporates and

the technology

needs of
our Consumer and Merchant Divisions.

Merchant Division
This division provides merchant acquiring, software, cash management services, lending and ADP, that empower merchants and micro-merchants to transact efficiently and fulfill their

potential.

Performance in Merchant has been driven by:

Merchant acquiring
Fiscal quarter ended December 31, Q2 2025 Q2 2024 Q2 2023
Number of devices in deployment
80,178 48,199 34,216
Total Throughput

for the quarter (ZAR billions)
11.3 4.1 3.1
● Merchant acquiring includes 80,178 devices deployed under the Adumo, Card Connect and Kazang brands. Q2 2025 is inclusive of

approximately

27,000 devices

deployed under

the Adumo

brand with

the Adumo

transaction closing

on
October 1, 2024.

●
Throughput increased

to ZAR

11.3

billion for

the quarter,

driven mainly

by the

inclusion of

Adumo in

Q2 2025

and
supported by 19% year-on-year increase in throughput

attributable to Kazang Pay.
Software
Our software

solutions are

offered through

GAAP,

a subsidiary

of Adumo.

GAAP has

operations in

South Africa,

Botswana,
Kenya

and

clients

in

a

further

21

countries,

and

is

the

leading

provider

of

integrated

point-of-sales

software

and

hardware

to

the
hospitality industry in Southern Africa, serving clients such as KFC, McDonald’s,

Pizza Hut, Nando’s and

Krispy Kreme.
Fiscal quarter ended December 31, Q2 2025
Number of GAAP sites

9,705
Approximate ARPU per site (ZAR) 1
3,300
1.
ARPU is calculated on a

revenue per site basis, as

monthly figure based on a

three-month rolling average for the quarter
ending December 31, 2024.
●
The Adumo transaction closed on October 1, 2024. The number of

GAAP sites was 9,705 as of December 31, 2024.

●
ARPU per site, which combines hardware, software and acquiring revenue,

was approximately ZAR 3,300 per month.
Cash management
Our cash management and digitalization
solutions effectively “puts the bank” in 4,664 merchants’

stores.
Fiscal quarter ended December 31,
Q2 2025 Q2 2024 Q2 2023
2025

vs. 2024
Number of devices in deployment 4,664 4,484 4,325 4%
Cash settlements (throughput)

for the quarter

(ZAR billions)
30.4 29.9 29.5 2%
● Our cash business remains a vital product in our merchant offering and is a key differentiator for us in the digitalization of cash. We provide robust cash vaults in the merchant

sector (Cash Connect) and are building a presence in the micro-
merchant

sector

(Kazang

Vaults),

which

enables

our

merchant

customer

base

to

mitigate

their

operational

risks
pertaining to cash management and security.

Lending
Our lending
solutions are offered to

merchants through Capital Connect

and Adumo Capital, a joint

venture with Retail Capital
(a division of Tyme Bank)

for Merchant Cash Advance (“MCA”), with a 50:50 profit share.
Fiscal quarter ended December 31, Q2 2025 Q2 2024 Q2 2023
Total credit disbursed

(ZAR millions)
1 178 170 205
Total net loan book

size at period end (ZAR millions)

1
343 253 290
1.
Amounts reflected above includes 100% of Adumo

Capital’s

credit disbursed and net loan book.
●
Q2 2025

is inclusive

of credit

disbursed

under

the Adumo

brand

with the

Adumo

transaction closing

on October

1,
2024.

●
Capital Connect’s

lending proposition

is an important

component in

enabling the merchants

we serve

to compete

and
grow.

●
Adumo Capital, a 50:50 joint venture

with Retail Capital, enables merchants to

access working capital in exchange

for
a portion of future turnover at POS.

Merchants can apply online and have access to funds within 24 hours.

Alternative Digital Payments
ADP includes our pre-paid solutions and supplier enabled payments (previously referred to as our value-added services).

Pre-paid

solutions

comprise

airtime,

electricity

and

gaming

vouchers.

Supplier

enabled

payments

predominantly

includes
supplier payments, with the balance attributable to international money transfers, bill payments, satellite (digital) television offerings.
Fiscal quarter ended December 31, Q2 2025 Q2 2024 Q2 2023
2025
vs. 2024
Number of devices in deployment 1
89,571 79,051 64,428 13%
Total throughput

for the quarter (ZAR billions)
11.1 8.4 6.9 32%
Pre-paid solutions throughput for the quarter

(ZAR billions)
4.9 4.6 3.7 7%
Supplier enabled payments throughput for the

quarter (ZAR
billions) 6.2 3.8 3.2 63%
1.
2025 includes

5,714 devices

attributable to

the acquisition

of Kazang

Insights (formerly

known as

Touchsides),

effective
May 1, 2024, which are not enabled for Alternative

Digital Payments.

●
We had 89,571 devices deployed

as of December

31, 2024, representing a

13% year-on-year growth compared

to 79,051
devices as of December 31, 2023. This includes 5,714 devices in Kazang Insights (formerly known as Touchsides) sites that are not yet enabled for ADP.
●
Core to

our device

placement strategy

is the

decision

to focus

on quality

business and

optimizing

our existing

fleet,
which is reflected in a healthy throughput growth.
●
Total

throughput

increased

32%

to

ZAR

11.1

billion

year-on-year,

driven

by

a

63%

increase

in

supplier

enabled
payments.
Consumer Division

In

our

Consumer

Division

we

offer

transactional

accounts

(banking),

insurance,

lending

and

payments

solutions

designed

to
improve the lives

of historically underserviced

consumers and continue

to deliver against

our strategic focus

areas underpinning our
growth strategy.

Consumer
Fiscal quarter ended December 31,
Q2 2025 Q2 2024 Q2 2023
2025

vs. 2024
Transactional accounts

(banking) - EasyPay Everywhere ("EPE")
Total active EPE transactional account base at

quarter end
(millions)
1.6 1.4 1.2 11%
Total active EPE transactional account base at

quarter end
- Permanent grant recipients (millions) 1
1.4 1.2 1.0 16%
Approximate

Gross

EPE

account

activations

for

the
quarter -Permanent grant recipients (number)
99,000 137,000 43,000 (27%)
Approximate Net EPE account activations

for the quarter
- Permanent grant recipients (number) 1
65,000 102,000 10,000 (37%)
Lending - EasyPay Loans
Approximate

number

of

loans

originated

during

the
quarter (number)
336,000 278,000 225,000 21%
Gross advances in the quarter (ZAR millions) 617 447 339 38%
Loan book size,

before allowances, at

quarter end
2

(ZAR
millions)
709 503 398 41%
Insurance - EasyPay Insurance
Approximate number

of insurance

policies written in

the
quarter (number)
50,000 42,000 29,000 19%
Total

active

insurance

policies

on

book

at

quarter

end
(number)
496,488 384,338 294,157 29%
Average

revenue

per

customer

per

month,

as

of
December 31, (permanent grant beneficiaries) (ZAR)
94 85 74 11%
Adumo Payouts
Approximate number of active cardholders

200,000 - - -
Approximate load value for the quarter (ZAR millions) 170 - - -

1.
Source: SASSA statistical reports portal (2024) | Permanent grant customers per SASSA’s

monthly Social Assistance report
(December 31, 2024).
2.
Gross loan book, before

provisions.
● Driving customer acquisition
o
Gross EPE account

activations, continue to

grow at the new

levels for the permanent

base, post our marketing

and
distribution network enhancements

in fiscal 2024.

We

achieved approximately 99,000

gross account activations

in
the quarter, compared to

approximately 137,000 in the second quarter of fiscal 2024

which was higher than normal
due

to operational

issues at

the

Post Bank

specific

to

that quarter;

and

approximately

71,000

gross activations

a
quarter

ago

(Q1

2025).

After

accounting

for

churn,

net

active

account

growth

(
permanent

grant

customers

per
SASSA’s

monthly Social Assistance

report for

December 31, 2024,

on the SASSA

statistical reports

portal)
for the
quarter

was

approximately

65,000

accounts,

compared

to

approximately

102,000

in

the

second

quarter

of

fiscal
2024, and 33 000 in the first quarter of fiscal 2025.

o
Our total active EPE transactional account base stood at approximately 1.6 million at the end of December 2024, of which

approximately

1.4

million

(or

approximately

89%)

are

permanent

grant

recipients

(
permanent

grant
customers per SASSA’s

monthly Social

Assistance report

for December

31, 2024,

on the SASSA

statistical reports
portal). The balance comprises Social Relief of Distress (“SRD”) grant recipients, which was introduced during the
COVID pandemic and extended in calendar year 2024.
o
Our priority

is to grow

our permanent

grant recipient

customers base,

where we

can build

deeper relationships

by
offering products such as insurance and lending. We

do not offer the same breadth of service to the SRD grant base due to the temporary nature of the grant.
●
Progress on cross

selling
EasyPay Loans

o
We

originated

approximately 336,000

loans during

the quarter,

with our

consumer

loan book,

before allowances
(“gross book”), increasing 41%

to ZAR 709 million as

of December 31, 2024,

compared to ZAR 503 million

as of
December 31, 2023.
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

o
The

portfolio

loss

ratio

of

approximately

6%,

calculated

as

the

loans

written

off

over

the

last

12

months

as

a
percentage of

the total

gross loan

book at

the end

of the

quarter,

has remained

stable at

approximately 6%

on an
annualized basis, compared to quarter two fiscal 2024.
EasyPay Insurance

o
Our insurance product sales continue to grow and

is a material contributor to the

improvement in our overall ARPU.
We

have

been

able

to

improve

customer

penetration

to

35%

of

our

active

permanent

grant

account

base

as

of
December 31, 2024, compared

to 31% as of December

31, 2023. Approximately

50,000 new policies were

written
in the quarter, compared to

approximately 42,000 in the

comparable period in fiscal

2024. The total number

of active
policies has grown 29% to approximately 496,000 policies as of December 31, 2024,

compared to 384,000 policies
as of December 31, 2023.
ARPU

o
ARPU for

our permanent

client base

has increased

to approximately

ZAR 94

per month

for the

second quarter

of
fiscal 2025, from approximately ZAR 85 in the second quarter of fiscal 2024.

Adumo Payouts
o
On 1 October the Adumo Payouts business officially became part of the Consumer Division.

o
The number of active card

holders was approximately 200,000 at

the end of the second quarter of

fiscal 2025, with
a load value of approximately ZAR 170 million for quarter ended December

31, 2024.

Enterprise Division
In

our

Enterprise

Division

we

deliver

software

and

payment

technology

to

enterprise

clients,

who

are

generally

large-scale
corporate

and government

organizations,

including

but not

limited

to banks,

mobile network

operators

and

municipalities, driving
efficiency and innovation.
Fiscal quarter ended December 31,
Q2 2025 Q2 2024
2025

vs. 2024
Bill Payments

Total Throughput

for the quarter (ZAR billions)
8.3 7.3 13%
Utility Payments
Total Throughput

for the quarter (ZAR billions)
1.6 2.0 (16%)
Hardware Security Modules

Units 147 138 7%
Switching
1
Approximate number of transactions (million) 34 - -
1.
Our

new

payment

switch,

Prism Switch

has

been

in production

since

June

2024 thus

prior

period

comparatives

are

not
applicable.

Acquisition of Recharger
On November 20,

2024, we announced

the acquisition of

Recharger (Pty) Ltd (“Recharger”),

an acquisition subject

to satisfaction
of customary closing

conditions. As of

January 29, 2025,

all regulatory approvals,

including approval by

the Competition Commission,
have been satisfied. The

transaction is expected to

close in the third quarter

of fiscal 2025, once

the remaining procedural customary
closing conditions are satisfied.

The purchase

consideration of

ZAR 507

million will

be paid

over two

tranches with

the first tranche

settled at closing

and the
second tranche

a year later.

The purchase consideration

will be settled

through a

combination of

ZAR 332 million

in cash and

ZAR
175 million

in shares

of our

common stock.

The share

price applied

to determine

the number

of shares

of our

common stock

to be
issued for the equity consideration will be based on the volume-weighted average price of our shares for the three-month period prior
to

the

disbursal

of

each

tranche.
We
will

also

make

a

ZAR

43

million

contribution

to

Recharger

at

closing

which

will

be

used
exclusively to repay a loan due by Recharger to the seller.
We

expect

the

acquisition

to

act

as an

entry

point

for

us

into

the

South

African

private utilities

space

while

augmenting

the
Enterprise division’s alternative

payment offering.
Improvement in our Broad Based Black Economic

Empowerment (“B-BBEE”) rating to level 3
B-BBEE is

a key

strategic priority

for us. Achievement

of B-BBEE

objectives is

measured by

a scorecard

which establishes

a
weighting

for

various

elements.

Scorecards

are

independently

reviewed

by

accredited

BEE

verification

agencies

which

issue

a
certificate that presents an entity’s BEE Contributor Status Level, with level 1 being the highest

and “no rating” (a level

below level 8)
as the lowest. During fiscal 2025 we reported that our independently verified B-BBEE rating improved to a level 3 rating from a level
4 rating achieved in fiscal year 2024.

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
Recent accounting pronouncements not yet adopted

as of December 31, 2024
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
December 31, December 31, June 30,
2024 2023 2024 2023 2024
ZAR : $ average exchange rate

17.9054 18.7313 17.9327 18.6885 18.7070
Highest ZAR : $ rate during period

18.8296 19.4568 18.8296 19.4568 19.4568
Lowest ZAR : $ rate during period

17.3354 18.2076 17.1144 17.6278 17.6278
Rate at end of period

18.8296 18.2982 18.8296 18.2982 18.1808

Translation exchange

rates for financial reporting purposes
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this

data for

the three and

six months ended

December 31, 2024

and 2023, vary

slightly from the

averages shown

in the
table above. Except as

described below,

the translation rates we

use in presenting our

results of operations are

the rates shown in

the
following table:
Three months ended Six months ended
Year

ended
Table 2 December 31, December 31, June 30,
2024 2023 2024 2023
2024
Income and expense items: $1 = ZAR

17.8495 18.7108 17.7967 18.7124 18.6844
Balance sheet items: $1 = ZAR

18.8296 18.2982 18.8296 18.2982 18.1808
We

have translated

the results

of operations

and operating

segment information

for the

three and

six months

ended December
31, 2024

and 2023,

provided in

the tables

below using

the actual

average exchange

rates per

month (i.e.

for each

of October

2024,
November

2024,

and

December

2024

for

the

second

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

18

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

(and

now

Merchant,

Consumer

and
Enterprise)

operating segments.
Group

Adjusted

EBITDA

represents

Segment

Adjusted

EBITDA

after

deducting

group

costs.

Refer

also

“Results

of
Operations—Use of Non-GAAP Measures” below.
Our fiscal 2025 financial

results include Adumo from

October 1, 2024. Adumo

is not included in our

financial results for fiscal
2024.
We

analyze our

business and

operations

in terms

of three

inter-related

but independent

operating segments:

(1) Merchant

(2)
Enterprise and (3) Consumer.

In addition, corporate activities

that are impracticable to

allocate directly to the

operating segments, as
well as any inter-segment eliminations, are included in Group costs. Inter-segment revenue eliminations are included in Eliminations.

Second quarter of fiscal 2025 compared to second quarter

of fiscal 2024
The following factors had

a significant impact on

our results of operations

during the second quarter

of fiscal 2025 as compared
with the same period in the prior year:
● Lower revenue in ZAR:
Our revenues decreased 2% in ZAR, primarily due

to fewer low margin prepaid airtime sales and a
lower contribution from Enterprise, which

was partially offset by

the inclusion of Adumo,

an increase in value-added

services
activity in Merchant, as well as higher transaction, insurance and lending revenues in Consumer;
●
Operating income

decrease:
Operating income

decreased primarily

due to higher

costs and the

increase in amortization

of
acquisition-related

intangible assets

related

to

the

acquisition

of

Adumo,

which

was partially

offset

by

contribution

from
Adumo from October 1, 2024;

● Non-cash fair value adjustment related to equity securities:
We recorded a non

-cash fair value loss of $33.7 million during
the second quarter of fiscal 2025 related to our investment in MobiKwik;
●
Higher net interest

charge:

Net interest charge

increased to $5.5

million (ZAR 97.7

million) from $4.3

million (ZAR 81.2
million) primarily due to higher

overall borrowings, which was partially

offset by an increase in

interest received as a result
of the inclusion of Adumo; and
●
Foreign exchange

movements:

The U.S.

dollar was

5% weaker

against the

ZAR during

the second

quarter of

fiscal 2025
compared to the prior period, which positively impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:
Table 3 In United States Dollars
Three months ended December 31,
2024 2023%
$ ’000 $ ’000 change
Revenue

146,818 143,893 2%
Cost of goods sold, IT processing, servicing and support

101,298 114,266 (11%)
Selling, general and administration

36,520 21,541 70%
Depreciation and amortization

8,223 5,813 41%
Operating income
777 2,273 (66%)
Change in fair value of equity securities
(33,731) - nm
Loss on disposal of equity-accounted investments
161 - nm
Interest income

721 485 49%
Interest expense

6,174 4,822 28%
Loss before income tax (benefit) expense
(38,568) (2,064) 1,769%
Income tax (benefit) expense
(6,412) 686 nm
Net loss before earnings from equity-accounted investments

(32,156) (2,750) 1,069%
Earnings from equity-accounted investments

50 43 16%
Net loss
(32,106) (2,707) 1,086%
Less net income attributable to non-controlling interest

28 - nm
Net loss attributable to us

(32,134) (2,707) 1,087%
Table 4 In South African Rand
Three months ended December 31,
2024 2023%
ZAR ’000 ZAR ’000 change
Revenue

2,629,200 2,694,506 (2%)
Cost of goods sold, IT processing, servicing and support

1,814,111 2,139,730 (15%)
Selling, general and administration

653,756 403,443 62%
Depreciation and amortization

147,086 108,863 35%
Operating income
14,247 42,470 (66%)
Change in fair value of equity securities
(614,710) - nm
Loss on disposal of equity-accounted investments
2,886 - nm
Interest income

12,886 9,080 42%
Interest expense

110,580 90,329 22%
Loss before income tax (benefit) expense
(701,043) (38,779) 1,708%
Income tax (benefit) expense
(116,954) 12,845 nm
Net loss before earnings from equity-accounted investments

(584,089) (51,624) 1,031%
Earnings from equity-accounted investments

891 805 11%
Net loss
(583,198) (50,819) 1,048%
Less net income attributable to non-controlling interest

496 - nm
Net loss attributable to us

(583,694) (50,819) 1,049%
Revenue

increased

by $2.9

million (or

2.0%)

but decreased

by ZAR

65.3

million

(or

2.4%), and

in ZAR,

the decreased

was
primarily

due to

fewer

low margin

prepaid

airtime sales,

which was

partially offset

by the

inclusion of

Adumo, an

increase in

the
volume of value-added

services provided (prepaid

airtime and gaming), an

increase in certain issuing

fee base prices and

transaction
activity

in

our

issuing

business,

and

an

increase

in

insurance

premiums

collected

and

lending

revenues

following

higher

loan
originations.

Refer to discussion above

at “—Recent Developments” for

a description of

key trends impacting our

revenue this quarter.

Cost of

goods sold,

IT processing,

servicing and

support decreased

by $13.0

million (ZAR

325.6

million) or

11.3%

(in ZAR
15.2%),

primarily

due

to

the decrease

in low

margin

prepaid

airtime

sales, which

was partially

offset

by the

inclusion

of Adumo,
higher commissions paid related to VAS

revenue generated, and higher insurance-related claims and third-party transaction fees.

Selling, general

and administration

expenses increased

by $15.0

million (ZAR

250.3 million),

or 69.5%

(in ZAR

62.0%). The
increase

was

primarily

due

to

the

inclusion

of

Adumo;

higher

employee-related

expenses

(including

the

impact

of

annual

salary
increases);

higher stock-based compensation

charges,

audit and

travel expenses; and

the year-over-year impact

of inflationary increases
on certain expenses.
Depreciation and amortization

expense increased by

$2.4 million (ZAR 38.2

million),

or 41.5% (35.1%). The

increase was due
to

the

inclusion

of

acquisition-related

intangible

asset

amortization

related

to

intangible

assets

identified

pursuant

to

the

Adumo
acquisition and an increase in depreciation expense related to additional POS devices deployed.
Our operating income

margin for the

second quarter of

fiscal 2025 and

2024 was 0.5%

and 1.6%, respectively.

We

discuss the
components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of

equity securities of $33.7 million during

the first half of fiscal 2025 represents

a non-cash fair value
adjustment loss

related to

MobiKwik. We

did not

record any

changes in

the fair

value of

equity interests

in MobiKwik

during the
second quarter of fiscal 2024, or

any fair value adjustments for

Cell C during the second quarter

of fiscal 2025 or 2024, respectively.
We

continue

to carry

our investment

in Cell

C at

$0 (zero).

Refer to

Note 5

for the

methodology and

inputs used

in the

fair value
calculation for MobiKwik and Cell C.
We recorded a loss of $0.2

million related to the change in

our investment in an equity security

recorded under the equity method
to consolidation during fiscal 2025. Refer

to Note 2 to our consolidated financial statements

for additional information regarding

this
loss.
Interest on surplus cash increased

to $0.7 million (ZAR 12.9 million)

from $0.5 million (ZAR 9.1 million),

primarily due to the
inclusion of Adumo.
Interest expense increased

to $6.2 million (ZAR 110.6

million) from $4.8 million

(ZAR 90.3 million. In

ZAR, the increase was
primarily

by higher

overall borrowings

during the

second quarter

of fiscal

2025 compared

with the

comparable period

in the

prior
quarter.
Fiscal 2025 tax expense

was $(6.4) million (ZAR (117.0)

million) compared to $0.7

million (ZAR 12.8 million)

in fiscal 2024.
Our effective tax rate for fiscal 2025 was impacted by deferred tax impact related to the fair value adjustment to our equity securities, the tax

expense recorded

by our

profitable South

African operations,

a deferred

tax benefit

related to

acquisition-related intangible
asset amortization,

non-deductible expenses

(in transaction

-related expenses)

,

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
The table below presents the relative earnings (loss) from our equity-accounted investments:
Table 5 Three months ended December 31,
2024 2023 $ %
$ ’000 $ ’000 change
Other 50 43 16%
Total

income (loss) from equity-accounted investments
50 43 16%

Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 6 In United States Dollars
Three months ended December 31,
2024 % of 2023 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 115,811 79% 117,182 81% (1%)
Consumer 22,929 16% 16,707 12% 37%
Enterprise 8,933 6% 11,921 8% (25%)
Subtotal: Operating segments

147,673 101% 145,810 101% 1%
Eliminations

(855) (1%) (1,917) (1%) (55%)
Total

consolidated revenue

146,818 100% 143,893 100% 2%
Group Adjusted EBITDA:
Merchant
(1)(2)
10,319 87% 7,497 84% 38%
Consumer
(1)(2)
4,342 37% 2,575 29% 69%
Enterprise
(2)
(31) - 891 10% nm
Group costs (2,820) (24%) (2,011) (23%) 40%
Group Adjusted EBITDA (non-GAAP)
(3)
11,810 100% 8,952 100% 32%
(1) Segment Adjusted

EBITDA for the

three months ended December

31, 2024, includes

retrenchments costs for

Consumer of
$0.01

million.

Segment

Adjusted

EBITDA

for

Merchant

includes

retrenchment

costs

of

$0.01

million

and

Consumer

includes
retrenchment costs of $0.1 million for the three months ended December 31, 2023.
(2) Lease expenses which were previously presented on

a separately line in fiscal

2024 are now included in Merchant,

Consumer
and Enterprise Segment

Adjusted EBITDA. The prior

period has been

re-presented to conform

with current period presentation.

See
also “—Results

of Operations

—

Presentation of

Merchant, Consumer

and Enterprise

by segment

for fiscal

2025 to

date and

fiscal
2024”.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 7 In South African Rand
Three months ended December 31,
2024 % of 2023 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 2,074,003 79% 2,194,260 81% (5%)
Consumer 410,687 16% 312,767 12% 31%
Enterprise 159,846 6% 223,193 8% (28%)
Subtotal: Operating segments

2,644,536 16% 2,730,220 12% (3%)
Eliminations

(15,336) 84% (35,714) 88% (57%)
Total

consolidated revenue

2,629,200 100% 2,694,506 100% (2%)
Group Adjusted EBITDA:
Merchant (1)(2) 185,108 87% 140,429 84% 32%
Consumer (1)(2) 77,488 37% 48,233 29% 61%
Enterprise (2) (537) - 16,779 10% nm
Group costs (50,265) (24%) (37,663) (23%) 33%
Group Adjusted EBITDA (non-GAAP) (3) 211,794 100% 167,778 100% 26%
(1) Segment

Adjusted EBITDA

Merchant and

Segment Adjusted

EBITDA Consumer

include retrenchment

costs of

ZAR 0.1
million, respectively,

for the second quarter

of fiscal 2025. Segment

Adjusted EBITDA for

Merchant includes retrenchment

costs of
ZAR 0.1 million and Consumer includes retrenchment costs of ZAR 1.3 million for the three months ended December 31, 2023.
(2) Lease expenses which were previously presented

on a separately line in

fiscal 2024 are now included in Merchant,

Consumer
and Enterprise Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Merchant
Segment revenue primarily decreased due fewer low margin

prepaid airtime sales (“Pinned airtime”), which was partially offset by the inclusion of Adumo,

a higher volume of value-added

services provided (prepaid airtime

and gaming). In ZAR,

the increase in
Segment

Adjusted

EBITDA

is primarily

due

to

the

inclusion

of

Adumo,

which

was partially

offset

by

higher

operating

expenses
incurred,

especially

employment-related

expenditures,

to expand

our

offering.

We

recorded

a significant

proportion

of our

airtime
sales in

revenue (see

further below)

and cost

of sales, while

only earning

a relatively

small margin.

This significantly

depresses the
Segment Adjusted EBITDA margins

shown by the business.

From the first quarter

of fiscal 2025, we

have experienced a shift

in the
mix between

the sale of

Pinned Airtime and

distribution of pinless

prepaid airtime

(“Pinless Airtime”), and

this trend has

continued
through to the second quarter of fiscal

2025, with the volume of Pinned Airtime sales

decreasing, which results in a lower revenue and
related cost of sales, and an overall improved margin.
Our Segment Adjusted EBITDA margin for the

second quarter of fiscal 2025 and 2024 was 8.9% and 6.4%, respectively.
Consumer
Segment

revenue

increased

primarily

due

to higher

transaction

fees

generated

from

the higher

EPE

account holders

base,

an
increase

in

certain

issuing

fee

base

prices

and

transaction

activity

in

our

issuing

business,

insurance

premiums

collected,

lending
revenues following an increase in loan originations and the inclusion of

Adumo. This increase in revenue has translated into

improved
profitability, which was partially offset by a higher allowance for credit losses following an increase in loan originations in December
2024, higher insurance-related claims, interest

expense (of approximately ZAR 13.6

million) incurred to fund

our lending book,

higher
computer software license costs, and the year-over-year impact of inflationary increases on certain expenses. As noted during the first quarter of fiscal 2025, we intend to obtain a separate lending facility to fund a portion of our lending during fiscal 2025. We expected
to have this facility in place on July 1, 2024, however, we have been unable to finalize terms as the separate lending facility will form part

of

a

broader

refinancing

of

the

Company’s

facilities.

Therefore,

we

have

included

an

intercompany

interest

expense

in

our
Consumer Segment Adjusted EBITDA for the second quarter

of fiscal 2025 compared with the second quarter of fiscal 2024.
Our Segment Adjusted EBITDA margin for the

second quarter of fiscal 2025 and 2024 was 18.9%

and 15.4%, respectively.
Enterprise
Segment revenue

decreased primarily

due to

fewer ad

hoc hardware

sales as well

as lower

revenue generated

from the

sale of
prepaid airtime vouchers.

In ZAR, the

significant decrease in Segment Adjusted

EBITDA is primarily due

to the impact of

fewer sales.

Our Segment Adjusted

(loss) EBITDA margin

for the second

quarter of fiscal

2025 and 2024

was (0.35)% and

7.5%, respectively.
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
Our group costs for fiscal

2025 increased compared with the prior

period due to higher employee

costs resulting from an increase
in the number of individuals allocated to group costs and base salary adjustments,

travel, audit, consulting and legal fees.
First half of fiscal 2025 compared to first half of fiscal 2024
The following

factors had a

significant impact on

our results of

operations during

the first half

of fiscal 2025

as compared with
the same period in the prior year:
● Flat revenue:
Our revenues

were flat and

increased 0.2% in

ZAR, primarily

due to the

inclusion of Adumo,

an increase in
value-added services activity in Merchant, as well as higher transaction, insurance and lending revenues in Consumer, which was partially offset by fewer Pinned Airtime sales and

a lower contribution from Enterprise;
● Operating income decrease, before transaction costs: Operating income, before Adumo-related transaction costs, decreased primarily

due

to

increased

costs

and

the

increase

in

amortization

of

acquisition-related

intangible

assets

related

to

the
acquisition of Adumo, which was partially offset by contribution from Adumo from October 1, 2024;

● Non-cash fair value adjustment related to equity securities:
We recorded a non

-cash fair value loss of $33.7 million during
the first half of fiscal 2025 related to our investment in MobiKwik;
● Higher net interest charge:

Net interest charge increased to $9.9 million (ZAR 177.5

million) from $8.8 million (ZAR 164.3
million) primarily due to higher

overall borrowings, which was partially

offset by an increase in

interest received as a result
of the inclusion of Adumo; and
● Foreign exchange movements:

The U.S. dollar was

5% weaker against the

ZAR during the first

half of fiscal 2025

compared
to the prior period, which adversely impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:
Table 8 In United States Dollars
Six months ended December 31,
2024 2023%
$ ’000 $ ’000 change
Revenue

292,364 279,982 4%
Cost of goods sold, IT processing, servicing and support

212,185 221,756 (4%)
Selling, general and administration

63,246 44,056 44%
Depreciation and amortization

14,499 11,669 24%
Transaction costs related to Adumo acquisition
1,702 - nm
Operating income 732 2,501 (71%)
Change in fair value of equity securities
(33,731) - nm
Loss on disposal of equity-accounted investments
161 - nm
Reversal of allowance for EMI doubtful debt receivable
- 250 nm
Interest income

1,307 934 40%
Interest expense

11,206 9,731 15%
Loss before income tax (benefit) expense (43,059) (6,046) 612%
Income tax (benefit) expense
(6,334) 950 nm
Net loss before income (loss) from equity-accounted investments

(36,725) (6,996) 425%
Income (Loss) from equity-accounted investments

77 (1,362) nm
Net loss (36,648) (8,358) 338%
Less net income attributable to non-controlling interest

28 - nm
Net loss attributable to us

(36,676) (8,358) 339%
Table 9 In South African Rand
Six months ended December 31,
2024 2023%
ZAR ’000 ZAR ’000 change
Revenue

5,244,890 5,232,165 0%
Cost of goods sold, IT processing, servicing and support

3,807,752 4,144,195 (8%)
Selling, general and administration

1,133,433 823,304 38%
Depreciation and amortization

259,746 218,029 19%
Transaction costs related to Adumo acquisition 29,997 - nm
Operating income 13,962 46,637 (70%)
Change in fair value of equity securities (614,710) - nm
Loss on disposal of equity-accounted investments 2,886 - nm
Reversal of allowance for EMI doubtful debt receivable - 4,741 nm
Interest income

23,403 17,448 34%
Interest expense

200,908 181,758 11%
Loss before income tax (benefit) expense (781,139) (112,932) 592%
Income tax (benefit) expense (115,552) 17,670 nm
Net loss before income (loss) from equity-accounted investments

(665,587) (130,602) 410%
Income (Loss) from equity-accounted investments

1,366 (25,852) nm
Net loss (664,221) (156,454) 325%
Less net income attributable to non-controlling interest

496 - nm
Net loss attributable to us

(664,717) (156,454) 325%
Revenue increased by

$12.4 million (ZAR 12.7

million), or 4.4% (in

ZAR, 0.2%), primarily due

to the inclusion of

Adumo, an
increase in the

volume of value-added

services provided (Pinless

Airtime and gaming),

an increase in certain

issuing fee base

prices
and transaction activity

in our issuing

business, and an

increase in insurance

premiums collected and

lending revenues following higher
loan originations, which was partially offset by fewer

Pinned Airtime sales.

Cost of goods

sold, IT processing,

servicing and

support decreased

by $9.6

million (or 4.3%)

and, in

ZAR, decreased

by ZAR
336.4 million (or 8.1%), primarily due to the decrease in

Pinned Airtime sales, which was partially offset by the inclusion of

Adumo,
higher commissions paid related to VAS

revenue generated, and higher insurance-related claims and third-party transaction fees.

Selling, general

and administration

expenses increased

by $19.2

million (ZAR

310.1 million),

or 43.6%

(in ZAR

37.7%). The
increase was primarily due to the inclusion of Adumo; higher employee-related expenses (including annual bonuses and annual salary
increases); higher stock-based

compensation charges,

consulting fees, audit

fees, and travel expenses;

and the year-over-year

impact
of inflationary increases on certain expenses.
Depreciation and amortization

expense increased by $2.8

million (ZAR 41.7 million),

or 24.3% (19.1%). The

increase was due
to

the

inclusion

of

acquisition-related

intangible

asset

amortization

related

to

intangible

assets

identified

pursuant

to

the

Adumo
acquisition and an increase in depreciation expense related to additional

POS devices deployed.
Transaction costs related to Adumo acquisition

includes fees paid to

external service providers associated

with legal and advisory
services procured to close the transaction on October 1, 2024.
Our operating (loss)

income margin

for the first half

of fiscal 2025

and 2024 was

0.3% and 0.9%,

respectively.

We

discuss the
components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of

equity securities of $33.7 million during

the first half of fiscal 2025 represents

a non-cash fair value
adjustment loss related to MobiKwik. We did not record any changes in the fair value of equity interests in MobiKwik during the first half of fiscal

2024, or any fair

value adjustments for

Cell C during

the first half of

fiscal 2025 or

2024, respectively.

We

continue to
carry our investment in Cell C at $0 (zero).
We recorded a loss of $0.2

million related to the change in

our investment in an equity security

recorded under the equity method
to consolidation during fiscal 2025. Refer

to Note 2 to our consolidated financial statements

for additional information regarding

this
loss.
Interest on surplus cash increased to $1.3 million (ZAR 23.4 million) from $0.9 million (ZAR 17.4 million), primarily due to the inclusion of Adumo and higher overall average cash balances on deposit during the first half of fiscal 2025 compared with 2024.
Interest expense

increased to

$11.2

million from

$9.7 million

and, in

ZAR, decreased

to ZAR

200.9 million

from ZAR

181.8
million. In ZAR, the increase was primarily as a result of higher overall borrowings during the first half of fiscal 2025 compared with the comparable period

in the prior quarter,

which was partially offset

by lower interest expense

incurred on certain of

our borrowing
for which we were able to negotiate lower rates of interest towards the end of calendar 2024.
Fiscal 2025 tax expense

was $(6.3) million (ZAR (115.6)

million) compared to $1.0

million (ZAR 17.7 million)

in fiscal 2024.
Our effective tax rate for fiscal 2025 was impacted by deferred tax impact related to the fair value adjustment to our equity securities, the tax

expense recorded

by our

profitable South

African operations,

a deferred

tax benefit

related to

acquisition-related

intangible
asset amortization,

non-deductible expenses

(in transaction

-related expenses),

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

half of fiscal 2024.

The table below

presents
the relative (loss) earnings from our equity-accounted investments:
Table 10 Six months ended December 31,
2024 2023 $ %
$ ’000 $ ’000 change
Finbond - (1,445) nm
Share of net loss - (278) nm
Impairment - (1,167) nm
Other 77 83 (7%)
77 (1,362) nm

Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 11 In United States Dollars
Six months ended December 31,
2024 % of 2023 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 231,441 80% 229,243 82% 1%
Consumer 44,001 15% 32,287 12% 36%
Enterprise 20,815 7% 21,388 8% (3%)
Subtotal: Operating segments

296,257 102% 282,918 102% 5%
Eliminations

(3,893) (2%) (2,936) (2%) 33%
Total

consolidated revenue

292,364 100% 279,982 100% 4%
Group Adjusted EBITDA:
Merchant
(1)(2)
17,873 84% 14,407 85% 24%
Consumer
(1)(2)
8,738 41% 4,695 28% 86%
Enterprise
(1)(2)
331 2% 1,706 10% (81%)
Group costs (5,769) (27%) (3,833) (23%) 51%
Group Adjusted EBITDA (non-GAAP)
(3)
21,173 100% 16,975 100% 25%
(1)

Segment

Adjusted

EBITDA

Consumer

and

Segment

Adjusted

EBITDA

Enterprise

include

retrenchment

costs

of

$0.01
million

and

$0.00

million,

respectively,

for

the

first

half

of

fiscal

2025.

Segment

Adjusted

EBITDA

for

Merchant

includes
retrenchment costs of $0.2 million and Consumer includes retrenchment costs of $0.2 million for the first half of fiscal 2024.
(2) Lease expenses which were previously presented

on a separately line in

fiscal 2024 are now included in Merchant,

Consumer
and Enterprise Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 12 In South African Rand
Six months ended December 31,
2024 % of 2023 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 4,152,856 80% 4,283,655 82% (3%)
Enterprise 373,825 7% 399,914 8% (7%)
Consumer 788,750 15% 603,396 12% 31%
Subtotal: Operating segments

5,315,431 101% 5,286,965 101% 1%
Eliminations

(70,541) (1%) (54,800) (1%) 29%
Total

consolidated revenue

5,244,890 100% 5,232,165 100% 0%
Group Adjusted EBITDA:
Merchant
(1)(2)
320,618 84% 269,145 85% 19%
Enterprise
(1)(2)
6,031 2% 31,973 10% (81%)
Consumer
(1)(2)
156,169 41% 87,845 28% 78%
Group costs (102,919) (27%) (71,643) (23%) 44%
Group Adjusted EBITDA (non-GAAP)
(3)
379,899 100% 317,320 100% 20%
(1) Segment

Adjusted EBITDA

Consumer and

Segment Adjusted

EBITDA Enterprise

include retrenchment

costs of ZAR

0.1
million

and

ZAR

0.0

million,

respectively,

for

the

first

half

of

fiscal

2025.

Segment

Adjusted

EBITDA

for

Merchant

includes
retrenchment costs of ZAR 4.7 million and Consumer includes retrenchment costs of ZAR 2.8 million for the first half of fiscal 2024.
(2)

Lease

expenses

which

were

previously

presented

on

a

separately

line

in

fiscal

2024

are

now

included

in

Merchant

and
Consumer Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Merchant
Segment revenue

primarily increased

due the

inclusion of

Adumo, a

higher volume

of value-added

services provided

(Pinless
Airtime and gaming), which

was partially offset by

fewer Pinned Airtime sales.

In ZAR, the increase

in Segment Adjusted EBITDA
is primarily due to the inclusion of Adumo, which was partially offset by higher operating expenses incurred, especially employment-
related expenditures, to expand our offering. From the first quarter of fiscal 2025,

we have experienced a shift in the mix between the
sale of Pinned

Airtime and distribution

of Pinless Airtime, and

this trend has continued

through to the second

quarter of fiscal 2025,
with the volume of

Pinned Airtime sales decreasing,

which results in

a lower revenue and

related cost of sales,

and an overall

improved
margin.
Our Segment

Adjusted EBITDA

margin

(calculated as

Segment Adjusted

EBITDA divided

by revenue)

for the

first half

of
fiscal 2025 and 2024 was 7.7% and 6.3%, respectively.
Consumer
Segment

revenue

increased

primarily

due

to higher

transaction

fees

generated

from

the higher

EPE

account holders

base,

an
increase

in

certain

issuing

fee

base

prices

and

transaction

activity

in

our

issuing

business,

insurance

premiums

collected,

lending
revenues following an increase in loan originations and the inclusion of

Adumo. This increase in revenue has translated into improved profitability, which was partially offset by a higher allowance for credit losses following an increase in loan originations in December
2024, higher insurance-related claims, interest

expense (of approximately ZAR 28.5

million) incurred to fund

our lending book, higher
computer

software

license

costs,

and

the

year-over-year

impact

of

inflationary

increases

on

certain

expenses.

As discussed

in

our
commentary

for

the

second

quarter

of fiscal

2025,

we

have included

an intercompany

interest expense

in our

Consumer

Segment
Adjusted EBITDA for first half of fiscal 2025 compared with the first half of fiscal 2024.
Our Segment Adjusted EBITDA margin for the

first half of fiscal 2025 and 2024 was 19.9% and 14.5%, respectively.
Enterprise
Segment revenue

decreased primarily

due to

fewer ad

hoc hardware

sales as well

as lower

revenue generated

from the

sale of
prepaid airtime vouchers.

In ZAR, the significant decrease in Segment Adjusted EBITDA is primarily due to the impact of few sales.

Our Segment Adjusted EBITDA margin for the first half

of fiscal 2025 and 2024 was 1.6% and 8.0%, respectively.
Group costs
Our group costs for fiscal

2025 increased compared with the prior

period due to higher employee

costs resulting from an increase
in the number of individuals allocated to group costs and base salary adjustments,

higher bonus expense, travel, audit, consulting

and
legal fees.
Presentation of Merchant, Consumer and Enterprise by segment for fiscal 2025 to date and fiscal 2024
The tables below present Merchant, Consumer and Enterprise revenue and EBITDA for fiscal 2025

to date and fiscal 2024,
including lease charges, as well as the U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:
Table 13
Fiscal 2025
In United States dollars
Quarter 1 Quarter 2 F2025
$ ’000 $ ’000 $ ’000
Revenue
Merchant 115,630 115,811 231,441
Consumer 21,072 22,929 44,001
Enterprise 11,882 8,933 20,815
Subtotal: Operating segments

148,584 147,673 296,257
Eliminations

(3,038) (855) (3,893)
Total

consolidated revenue

145,546 146,818 292,364
Group Adjusted EBITDA:
Merchant 7,554 10,319 17,873
Consumer 4,396 4,342 8,738
Enterprise 362 (31) 331
Group costs (2,949) (2,820) (5,769)
Group Adjusted EBITDA (non-GAAP) 9,363 11,810 21,173
Income and expense items: $1 = ZAR 17.72 17.85 17.80

Table 14
Fiscal 2024
In United States dollars
Quarter 1 Quarter 2 Quarter 3 Quarter 4 F2024
$ ’000 $ ’000 $ ’000 $ ’000 $ ’000
Revenue
Merchant 112,061 117,182 111,801 118,746 459,790
Consumer 15,580 16,707 17,904 19,020 69,211
Enterprise 9,467 11,921 11,322 14,187 46,897
Subtotal: Operating segments

137,108 145,810 141,027 151,953 575,898
Eliminations

(1,019) (1,917) (2,833) (5,907) (11,676)
Total

consolidated revenue

136,089 143,893 138,194 146,046 564,222
Group Adjusted EBITDA:
Merchant 6,910 7,497 7,420 7,343 29,170
Consumer 2,120 2,575 3,757 4,227 12,679
Enterprise 815 891 725 500 2,931
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

change

in

fair

value

of

equity

securities),
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
Table 15
Three months ended
December 31,
Six months ended
December 31,
2024 2023 2024 2023
$ ’000 $ ’000 $ ’000 $ ’000
Loss attributable to Lesaka - GAAP (32,134) (2,707) (36,676) (8,358)
Less net income attributable to non-controlling interest

(28) - (28) -
Net loss (32,106) (2,707) (36,648) (8,358)
(Earnings) loss from equity accounted investments (50) (43) (77) 1,362
Net loss before (earnings) loss from equity-accounted investments (32,156) (2,750) (36,725) (6,996)
Income tax (benefit) expense (6,412) 686 (6,334) 950
Loss before income tax expense (38,568) (2,064) (43,059) (6,046)
Interest expense 6,174 4,822 11,206 9,731
Interest income (721) (485) (1,307) (934)
Reversal of allowance for doubtful EMI loan receivable - - - (250)
Net loss on disposal of equity-accounted investment 161 - 161 -
Change in fair value of equity securities 33,731 - 33,731 -
Operating income 777 2,273 732 2,501
PPA amortization

(amortization of acquired intangible assets)

4,867 3,592 8,614 7,200
Depreciation and amortization 3,356 2,221 5,885 4,469
Stock-based compensation charges 2,644 1,804 5,021 3,563
Interest adjustment (757) - (1,588) -
Once-off items (1) 488 (816) 2,293 (738)
Unrealized loss (gain) FV for currency adjustments 435 (122) 216 (20)
Group Adjusted EBITDA - Non-GAAP 11,810 8,952 21,173 16,975
(1) The table below presents the components of once-off

items for the periods presented:
Table 16
Three months ended
December 31,
Six months ended
December 31,
2024 2023 2024 2023
$ ’000 $ ’000 $ ’000 $ ’000
Transaction costs 684 102 787 180
Transaction costs related to Adumo acquisition - 34 1,702 34
Indirect taxes provision release (196) - (196) -
Income recognized related to closure of legacy businesses - (952) - (952)
Total once-off

items
488 (816) 2,293 (738)
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
Indirect tax

provision release

relates to

the reversal

of a

non-recurring indirect

tax provision

created in

fiscal 2023

which was
resolved

in

fiscal

2025

following

settlement

of

the

matter

with

the

tax

authority.

Income

recognized

related

to

closure

of

legacy
businesses represents

(i) gains

recognized

related to

the release

of the

foreign currency

translation reserve

on deconsolidation

of a
subsidiaries and

(ii) costs

incurred related

to subsidiaries

which we

are in

the process

of deregistering/

liquidation and

therefore we
consider these costs non-operational and ad hoc in nature.

Liquidity and Capital Resources
As of December 31, 2024, our cash and cash

equivalents were $60.6 million and comprised of U.S. dollar-denominated balances of $3.1 million,

ZAR-denominated balances of

ZAR 961.0 million

($55.9 million), and

other currency deposits,

primarily Botswana
pula, of $1.6

million, all amounts

translated at exchange

rates applicable as

of December 31,

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

.
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
cash and

availability of

tax efficient

structures to

moderate financing

costs. For

instance, in

fiscal 2022,

we obtained

loan facilities
from RMB

to fund

a portion

of our

acquisition of

Connect. Following

the acquisition

of Connect,

we now

utilize a

combination of
short

and

long-term

facilities to

fund our

operating

activities and

a long-term

asset-backed

facility to

fund

the acquisition

of POS
devices and

vaults.

Refer to Note

12 to our

consolidated financial

statements for

the year ended

June 30, 2024,

as well as

Note 9 to
these condensed consolidated financial statements for additional information related to our borrowings.
Available short-term

borrowings
Summarized below are our short-term facilities available and utilized as of

December 31, 2024:
Table 17 RMB GBF RMB Indirect RMB Connect Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities
available, comprising:
Total overdraft 48,594 915,000 - - 14,339 270,000 - -
Indirect and derivative
facilities (1) - - 7,170 135,000 - - 8,314 156,556
Total

short-term facilities
available 48,594 915,000 7,170 135,000 14,339 270,000 8,314 156,556
Utilized short-term
facilities:
Overdraft

40,086 762,382 - - 11,066 208,364 - -
Indirect and derivative
facilities (1) - - 1,758 33,095 - - 112 2,106
Total

short-term facilities
available 40,086 762,382 1,758 33,095 11,066 208,364 112 2,106
Interest

rate, based

on South
African prime rate
13.05% N/A 11.15% N/A
(1) Indirect and derivative facilities may only be used for guarantees, letters of credit and forward exchange contracts to support
guarantees issued by RMB and Nedbank to various third parties on our behalf.
Long-term borrowings
We

have

aggregate

long-term

borrowing

outstanding

of

ZAR

3.6

billion

($188.7

million

translated

at

exchange

rates

as

of
December 31, 2024)

as described in Note

9. These borrowings

include outstanding

long-term borrowings obtained

by Lesaka SA of
ZAR 1.0 billion,

including accrued

interest, which

was used to

partially fund

the acquisition of

Connect. The Lesaka

SA borrowing
arrangements

were

amended

in

March

2023

to

include

a

ZAR 200

million

revolving

credit

facility.

We

have

utilized

ZAR

199.0
million of this facility as of December 31, 2024. In contemplation of the Connect transaction, Connect obtained total facilities of ZAR
1.3 billion, which were

utilized to repay its existing

borrowings, to fund a

portion of its capital expenditures

and to settle obligations
under the

transaction documents,

and which

has subsequently

been upsized

for its

operational requirements

and has

an outstanding
balance as of December 31, 2024, of ZAR 1.2 billion. We also have a revolving credit facility, of ZAR 300.0 million which is utilized to fund a portion of our merchant finance loans receivable book.
On September 30, 2024,

we obtained a

ZAR 665.0 million funding

facility from RMB which

has been used

to (i) settle an

amount
of ZAR 232

.2 million due

to the Adumo

sellers; (ii) pay

ZAR 207.2 million

to acquire 2,601,410

shares of our

common stock from
one of the Adumo sellers’ indirect shareholders;

(iii) pay ZAR 147.5 million notified by Investec Bank Limited to Adumo and us as a result of the

acquisition, (iv) pay an

origination fee of

ZAR 7.6 million to

RMB and (v) pay

ZAR 70.0 million of

transaction-related
expenses.

On December 10, 2024, we obtained a ZAR 250.0 million general banking facility from RMB which is repayable in full by the end of February 2025. We have included

additional information regarding this general banking facility under available short-term borrowings.
Restricted cash
We have

also entered into cession and pledge

agreements with Nedbank related to

our Nedbank indirect credit facilities

and we
have ceded and pledged

certain bank accounts to

Nedbank. The funds included

in these bank accounts

are restricted as they

may not
be withdrawn without the express

permission of Nedbank. Our cash,

cash equivalents and restricted

cash presented in our consolidated
statement of cash flows as of December 31, 2024, includes restricted cash of

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
Cash flows from operating activities
Second quarter
Net cash

used operating

activities during

the second

quarter of

fiscal 2025

was $9.2 million

(ZAR 163.6

million) compared

to
net cash provided

by operating activities

of $0.6 million

(ZAR 10.9 million)

during the second

quarter of fiscal

2024. Excluding the
impact of

income taxes,

our cash

used in

operating activities

during the

second quarter

of fiscal

2025 includes

cash utilized

for the
significant net

growth in our

Consumer finance

loans receivable book,

which was partially

offset by

was positively impacted

by the
contribution from our Merchant and Consumer businesses.
During the second

quarter of fiscal

2025, we paid

first provisional South

African tax payments

of $3.1 million

(ZAR 56.3 million)
related to our 2025. We also paid taxes

totaling $0.1 million in other tax

jurisdictions, primarily in Botswana during the

second quarter
of fiscal 2025.

During the second

quarter of fiscal

2024, we paid

first provisional South

African tax payments

of $2.7 million

(ZAR
49.5 million) related

to our 2024 tax

year and South

African tax payments

related to prior years

of $0.07 million

(ZAR 1.3 million).
We also paid taxes totaling

0.1 million in other tax jurisdictions, primarily in Botswana.
Taxes paid (refunded)

during the second quarter of fiscal 2025 and 2024 were as follows:
Table 18 Three months ended December 31,
2024 2023 2024 2023
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments

3,088 2,662 56,264 49,516
Taxation paid related

to prior years

93 69 1,660 1,328
Total South African

taxes paid

3,181 2,731 57,924 50,844
Foreign taxes paid 72 75 1,332 1,409
Total

tax (refund) paid

3,253 2,806 59,256 52,253
First half
Net cash

used operating

activities during

the first

half of

fiscal 2025

was $13.3

million (ZAR

236.7 million)

compared to

net
cash provided by operating

activities of $4.0 million

(ZAR 74.0 million) during

the first half of

fiscal 2024. Excluding

the impact of
income

taxes,

our

cash

used

in

operating

activities

during

the

first

half

of

fiscal

2025

includes

cash

utilized

for

the

settlement

of
working capital movements within our Merchant and Enterprise businesses related to quarter-end transaction processing activities and which

were

settled

in

the

following

week

(our

fourth

quarter

of

fiscal

2024

closed

on

a

Sunday),

and

the

net

growth

in

our

the
significant net

growth in our

Consumer finance

loans receivable book,

which was partially

offset by

was positively impacted

by the
contribution from Merchant and Consumer businesses.
During the

first half

of fiscal

2025, we

paid first

provisional South

African tax

payments of

$3.1 million

(ZAR 56.3

million)
related to our

2025. We

also paid taxes

totaling $0.1 million

in other tax

jurisdictions, primarily

in Botswana during

the first half

of
fiscal

2025.

During

the

first

half

of

fiscal

2024,

we

paid

first

provisional

South

African

tax

payments

of

$2.7

million

(ZAR

49.5
million) related

to our 2024

tax year and

South African tax

payments related

to prior years

of $0.6

million (ZAR

12.2 million).

We
also paid taxes totaling $0.1 million in other tax jurisdictions, primarily in Botswana.

Taxes (refunded)

paid during the first half of fiscal 2025 and 2024 were as follows:
Table 19 Six months ended December 31,
2024 2023 2024 2023
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments

3,088 2,662 56,264 49,516
Taxation paid related

to prior years

93 641 1,660 12,187
Tax refund received (113) (31) (2,053) (640)
Total South African

taxes paid
3,068 3,272 55,871 61,063
Foreign taxes paid 140 138 2,545 2,605
Total

tax paid

3,208 3,410 58,416 63,668
Cash flows from investing activities
Second quarter
Cash used in investing activities

for the second quarter of

fiscal 2025 included capital expenditures

of $6.3 million (ZAR 112.8
million), primarily

due to the

acquisition of

vaults and

POS devices.

During the

second quarter of

fiscal 2025,

we paid $4.0

million
related to acquisition of certain businesses, including Adumo.
Cash used in

investing activities

for the

second quarter

of fiscal 2024

included

capital expenditures

of $2.2

million (ZAR 41.1
million), primarily due

to the acquisition of

vaults and POS devices

.

During the second

quarter of fiscal

2024, we received proceeds
of $3.5 million related to the sale of remaining interest in Finbond and $0.25 million related to the second (and final) tranche from the disposal of our entire equity interest in Carbon.
First half
Cash used in

investing activities for

the first half

of fiscal 2025

included capital expenditures

of $6.3 million

(ZAR 112.8 million),
primarily

due

to

the

acquisition

of

vaults

and

POS

devices.

During

the

first

half

of

fiscal

2025,

we

paid

$4.0

million

related

to
acquisition of certain businesses, including Adumo.
Cash used in investing activities for the

first half of fiscal 2024

included capital expenditures of $2.2 million

(ZAR 41.1 million),
primarily due to the acquisition of

vaults. During the first half of fiscal

2024, we received proceeds of $3.5

million related to the sale
of remaining

interest in

Finbond and

$0.25 million

related

to the

second (and

final) tranche

from the

disposal of

our entire

equity
interest in Carbon.
Cash flows from financing activities
Second quarter
During the second quarter of fiscal 2025, we utilized $48.9 million from our South

African overdraft facilities to fund our ATMs
and our cash management business through Connect, and repaid

$4.5 million of those facilities. We utilized $12.9 million of our long-
term borrowings to

settle a

portion of the

Adumo purchase consideration,

pay certain transaction

expenses, repay Adumo’s borrowings,
repurchase shares of our common stock, fund the acquisition of certain capital expenditures and for working capital requirements. We repaid

$8.3

million

of

long-term

borrowings

in

accordance

with

our

repayment

schedule

and

paid

$7.2

million

to

settle Adumo’s
borrowings.

We

also paid

an origination

fee of

$0.4 million

to secure

additional borrowings

as well

as paid

dividends

to the

non-
controlling interest of $0.3 million.
During the second quarter of fiscal 2024,

we utilized $69.0 million from our South African overdraft facilities to fund our ATMs
and our cash management business through Connect, and repaid

$66.0 million of those facilities. We utilized $8.6 million of our long-
term borrowings to fund

the acquisition of certain

capital expenditures and for

working capital requirements. We

repaid $3.2 million
of

long-term

borrowings

in

accordance

with

our

repayment

schedule

as

well

as

to

settle

a

portion

of

our

revolving

credit

facility
utilized. We

also paid $0.2

million to repurchase

shares from employees

in order for

the employees to

settle taxes due

related to the
vesting of shares of restricted stock.

First half
During the first half

of fiscal 2025, we

utilized $48.9 million from

our South African overdraft

facilities to fund our

ATMs

and
our

cash

management

business

through

Connect,

and

repaid

$4.5

million

of

those

facilities.

We

utilized

$12.9

million

of

our
borrowings to

settle a

portion of

the Adumo

purchase consideration,

pay certain

transaction expenses,

repay Adumo’s

borrowings,
repurchase shares of our common stock, fund the acquisition of certain capital expenditures and for working capital requirements. We repaid

$8.3

million

of

long-term

borrowings

in

accordance

with

our

repayment

schedule,

paid

$7.2

million

to

settle

Adumo’s
borrowings,

and settled

a portion

of our

revolving credit

facility utilized.

We

also paid

an origination

fee of

$0.4 million

to secure
additional borrowings as well as paid dividends to the non-controlling interest of $0.3 million.
During the first half

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
Our capital

expenditures for

the second

quarter of

fiscal 2025

and 2024

are discussed

under “—Liquidity

and Capital

Resources—
Cash flows

from investing

activities.” All

of our

capital expenditures

for the

past three

fiscal years

were funded

through internally
generated

funds,

or,

following

the

Connect

acquisition,

our

asset-backed

borrowing

arrangement.

We

had

outstanding

capital
commitments as of December 31, 2024, of $0.5 million. We expect to fund these expenditures through internally generated funds and available facilities.

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

interest charge,
translated at exchange rates applicable

as of December 31, 2024,

as a result of

changes in the South

African prime and 3-month JIBAR
interest rates,

using our

outstanding short

and long-term

borrowings as

of December

31, 2024. The

effect of

a hypothetical

1% (i.e.
100 basis points)

increase and a

1% decrease in

the interest rates

applicable to the

borrowings as of

December 31, 2024,

are shown.
The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 20 As of December 31, 2024
Annual expected
interest charge

($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates

($ ’000)
Interest on South African borrowings 17,874 1% 25,855
(1%) 23,390
The following table summarizes our

exchange-traded equity security with equity and

liquidity price risk as

of December 31, 2024.
The effects of a hypothetical 10% increase and a 10% decrease in market prices as of December 31, 2024, is also shown. The selected
10% hypothetical change does not reflect what could be

considered the best or worst case scenarios. Indeed, results could be far worse
due both to the nature of equity markets and the liquidity risk associated with the equity security.
Table 21 As of December 31, 2024
Fair value

($ ’000)
Hypothetical
price change
Estimated fair value
after hypothetical
change in price

($ ’000)
Percentage Increase
(Decrease) in
Shareholders’ Equity
Exchange-traded equity securities 42,566 10% 46,823 2%
10% 38,309 (2%)

Item 4. Controls and Procedures
Under

the

supervision

and

with

the

participation

of

our

management,

including

our

executive

chairman

and

our

group

chief
financial officer, we conducted

an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended, as of

December 31, 2024.
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
As a result

of insufficient time to

design and implement procedures

to remediate the

material weaknesses discussed in

our Annual
Report on Form

10-K for

our fiscal

year ended June

30, 2024 (as

described above), the

executive chairman and

the group chief

financial
officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.
Notwithstanding

the

previously

identified

material

weaknesses,

management

believes

the

condensed

consolidated

financial
statements included

in this Quarterly

Report on

Form 10-Q fairly

present, in

all material respects,

our financial

condition, results

of
operations and cash flows as of and for the periods presented in accordance with

GAAP.
Remediation Plan
Management

is actively

working

to remediate

the identified

material

weakness and

is committed

to remediating

the material
weakness in a timely manner. Our

remediation process is ongoing and includes, but is not limited to, the following steps:
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

ended December 31, 2024,

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
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds
On

February

5,

2020,

our

board

of

directors

approved

the

replenishment

of

our

existing

share

repurchase

authorization

to
repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date.
The table

below presents

information relating

to purchases

of shares

of our

common stock

during the

second quarter

of fiscal
2025:
Table 22 (a) (b)
(c) (d)
Period
Total

number
of shares
purchased
Average price
paid per share
(US dollars)
Total

number of shares
purchased as part of publicly
announced plans or
programs
Maximum dollar value of
shares that may yet be
purchased under the plans
or programs
Oct 1, 2024 - Oct 31, 2024 (1)
2,601,410 4.59 - 100,000,000
Nov 1, 2024 - Nov 30, 2024
(2)
61,821 4.96 - 100,000,000
Dec 1, 2024 - Dec 31, 2024 (2)
70,326 4.99 - 100,000,000
Total

2,733,557 -
(1)

Relates to

the repurchase

of

2,601,410

shares of

our

common

stock from

Crossfin

Holdings

(RF)

Proprietary

Limited

in
connection with our acquisition of Adumo. These shares do not reduce the repurchase authority under the share repurchase program.
(2) Relates to the delivery of 61,821 and 70,326 shares of our common stock in November and December, respectively,

to us by
certain

of our

employees to

settle their

income

tax liabilities.

These shares

do not

reduce the

repurchase

authority under

the

share
repurchase program.
Other than as

reported in a

Current Report on

Form 8-K, we

did not

sell any

securities that

were not registered

under the Securities
Act during the second quarter of fiscal 2025.
Item 5. Other Information
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities

Exchange Act of 1934 (the “Exchange Act”),
may from time to time

enter into plans for the

purchase or sale of our

common stock that are

intended to satisfy the affirmative defense
conditions of Rule 10b5-1(c)

of the Exchange

Act. During the quarter

ended December 31, 2024,

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
Solutions (Pty) Ltd, Main Street 1723 (Pty) Ltd, Cash
Connect Rentals (Pty) Ltd; and K2020 Connect (Pty) Ltd
dated October 29, 2024
10-Q 10.41
November 6,
2024
10.42
First Addendum to the Facility Letter dated December 10,
2024 between Lesaka Technologies (Proprietary) Limited
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division)
8-K 10.1
December 10,
2024
10.43
Amended & Restated Policy Agreement, dated October 28,
2024, among Lesaka Technologies, Inc. and the IFC
Investors
X
10.44
Trust Deed of the Lesaka Employee Share Trust entered
into between Lesaka Technologies, Inc. and Nomaxabiso
Norma Teyise and Zwelethu Masinga
14A A October 2, 2024
10.45
Relationship Agreement between Lesaka Technologies,
Inc. and the Trustees for the time being of the Lesaka
Employee Share Trust
14A B October 2, 2024
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

5, 2025.
LESAKA TECHNOLOGIES, INC.

By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman
By: /s/ Dan L. Smith
Dan L. Smith

Group Chief Financial Officer,

Treasurer and Secretary