Form 10-Q
period 2025-03-31
LESAKA TECHNOLOGIES INC
filed 2025-05-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2025
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
As of May 5,

2025 (the latest

practicable date),
81,249,400

shares of the registrant’s

common stock, par value
$0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table

of Contents
Page No.
PART

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30,
2024
2
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and 2024
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three and nine months ended March 31, 2025 and 2024
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three and nine months ended March 31, 2025 and 2024
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2025 and 2024
9
Notes to Unaudited Condensed Consolidated Financial Statements
10
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
53
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
75
Item 4.
Controls and Procedures
76
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
77
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
79
Item 5.
Other Information
79
Item 6. Exhibits 80
Signatures
82
EXHIBIT 46
EXHIBIT 47
EXHIBIT 48
EXHIBIT 49
EXHIBIT 50
EXHIBIT 51
EXHIBIT 52
EXHIBIT 53
EXHIBIT 54
EXHIBIT 55
EXHIBIT 56

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
March 31, June 30,
2025 2024 (A)
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
71,008
$
59,065
Restricted cash related to ATM funding

and credit facilities (Note 9)
115
6,853
Accounts receivable, net and other receivables (Note 3)
36,127
36,667
Finance loans receivable, net (Note 3)
61,261
44,058
Inventory (Note 4)
18,838
18,226
Total current assets before settlement assets
187,349
164,869
Settlement assets
25,093
22,827
Total current assets
212,442
187,696
PROPERTY,

PLANT AND EQUIPMENT, net of accumulated depreciation of - March: $
46,056

June:
$
49,762
42,554
31,936
OPERATING LEASE RIGHT-OF-USE (Note 17)
9,447
7,280
EQUITY-ACCOUNTED INVESTMENTS

(Note 6)
199
206
GOODWILL (Note 7)
209,836
138,551
INTANGIBLE ASSETS, NET (Note 7)
142,158
111,353
DEFERRED INCOME TAXES
6,788
3,446
OTHER LONG-TERM ASSETS, including equity securities (Note 6 and 8)
25,774
77,982
TOTAL ASSETS
649,198
558,450
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 9)
-
6,737
Short-term credit facilities (Note 9)
23,550
9,351
Accounts payable
15,149
16,674
Other payables (Note 10)
57,649
56,051
Operating lease liability - current (Note 17)
3,814
2,343
Current portion of long-term borrowings (Note 9)
28,088
15,719
Income taxes payable
2,438
654
Total current liabilities before settlement obligations
130,688
107,529
Settlement obligations
24,327
22,358
Total current liabilities
155,015
129,887
DEFERRED INCOME TAXES
37,367
38,128
OPERATING LEASE LIABILITY - LONG TERM (Note 17)
6,133
5,087
LONG-TERM BORROWINGS (Note 9)
166,612
127,467
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)
3,093
2,595
TOTAL LIABILITIES
368,220
303,164
REDEEMABLE COMMON STOCK
88,957
79,429
EQUITY
COMMON STOCK (Note 11)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - March:
81,278,900

June:
64,272,243
103
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

March:
-

June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
424,912
343,639
TREASURY SHARES, AT

COST: March:
29,700,666

June:
25,563,808
(297,476)
(289,733)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 12)
(193,799)
(188,355)
RETAINED EARNINGS
251,489
310,223
TOTAL LESAKA EQUITY
185,229
175,857
NON-CONTROLLING INTEREST
6,792
-
TOTAL EQUITY
192,021
175,857
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
649,198
$
558,450
(A) – The Company reclassified an amount of $
11,841

from

long-term borrowings to current portion of long-term borrowings , refer to Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended Nine months ended
March 31, March 31,
2025 2024 2025 2024
(In thousands, except per share
data)
(In thousands, except per share
data)
REVENUE (Note 16) $
135,670
$
138,194
$
428,034
$
418,176
EXPENSE
Cost of goods sold, IT processing, servicing and support
91,233
107,854
303,418
329,610
Selling, general and administration
34,217
23,124
97,213
67,146
Depreciation and amortization
8,429
5,791
22,928
17,460
Transaction costs related to Adumo and Recharger acquisitions and certain compensation costs (Note 2)
1,222
631
3,174
665
OPERATING INCOME
569
794
1,301
3,295
CHANGE IN FAIR VALUE

OF EQUITY SECURITIES (Note 5 and 6)
(20,421)
-
(54,152)
-
LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT
(Note 6)
-
-
161
-
REVERSAL OF ALLOWANCE FOR

DOUBTFUL EMI DEBT
RECEIVABLE
-
-
-
250
INTEREST INCOME
645
628
1,952
1,562
INTEREST EXPENSE
5,777
4,581
16,983
14,312
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE
(24,984)
(3,159)
(68,043)
(9,205)
INCOME TAX (BENEFIT) EXPENSE (Note 19)
(2,934)
931
(9,268)
1,881
NET LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-
ACCOUNTED INVESTMENTS
(22,050)
(4,090)
(58,775)
(11,086)
EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
12
43
89
(1,319)
NET LOSS
(22,038)
(4,047)
(58,686)
(12,405)
LESS NET INCOME ATTRIBUTABLE

TO NON-CONTROLLING
INTEREST
20
-
48
-
NET LOSS ATTRIBUTABLE

TO LESAKA
$
(22,058)
$
(4,047)
$
(58,734)
$
(12,405)
Net loss per share, in United States dollars (Note 14):
Basic loss attributable to Lesaka shareholders $
(0.27)
$
(0.06)
$
(0.81)
$
(0.20)
Diluted loss attributable to Lesaka shareholders $
(0.27)
$
(0.06)
$
(0.81)
$
(0.20)
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended Nine months ended
March 31, March 31,
2025 2024 2025 2024
(In thousands) (In thousands)
Net loss $
(22,038)
$
(4,047)
$
(58,686)
$
(12,405)
Other comprehensive income (loss), net of taxes
Movement in foreign currency translation reserve
6,346
(5,718)
(5,860)
(450)
Release of foreign currency translation reserve related to
liquidation of subsidiaries (Note 12)
-
-
6
(952)
Release of foreign currency translation reserve related to
disposal of Finbond equity securities (Note 12)
-
-
-
1,543
Movement in foreign currency translation reserve related
to equity-accounted investments
-
-
-
489
Total other comprehensive

income (loss), net of
taxes
6,346
(5,718)
(5,854)
630
Comprehensive loss
(15,692)
(9,765)
(64,540)
(11,775)
Less comprehensive loss attributable to non-
controlling interest
(196)
-
362
-
Comprehensive loss attributable to Lesaka $
(15,888)
$
(9,765)
$
(64,178)
$
(11,775)
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
$
180,723
$
79,429
Shares repurchased (Note 13)
(2,511)
(9)
(2,511)
-
(9)
(9)
Restricted stock granted (Note 13)
65,525
65,525
-
-
Exercise of stock options (Note 13)
15,832
-
15,832
48
48
48
Stock-based compensation charge
(Note 13)
-
2,202
2,202
2,202
Reversal of stock-based compensation
charge (Note 13)
(55,539)
(55,539)
(112)
(112)
(112)
Stock-based compensation charge
related to equity-accounted investment
(Note 6)
-
-
-
-
Net loss
-
(4,047)
(4,047)
-
(4,047)
Other comprehensive loss (Note 12)
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
$
79,429
Shares repurchased (Note 13)
-
(53,486)
(207)
(53,486)
(207)
(207)
Restricted stock granted (Note 13)
934,521
934,521
-
-
Exercise of stock options (Note 13)
23,217
-
23,217
71
71
71
Stock-based compensation charge
(Note 13)
5,782
5,782
5,782
Reversal of stock-based compensation
charge (Note 13)
(77,668)
(77,668)
(129)
(129)
(129)
Stock-based compensation charge
related to equity-accounted investment
(133)
(133)
(133)
Net loss
(12,405)
(12,405)
-
(12,405)
Other comprehensive loss (Note 12)
630
630
-
630
Balance – March 31, 2024
89,764,602
$
83
(25,297,772)
$
(288,445)
64,466,830
$
341,287
$
315,258
$
(195,096)
$
173,087
$
-
$
173,087
$
79,429
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended March 31, 2025 (dollar amounts in thousands)
Balance – January 1, 2025
108,456,657
$
101
(28,297,365)
$
(302,319)
80,159,292
$
421,950
$
273,547
$
(199,969)
$
193,310
$
6,727
$
200,037
$
88,957
Shares issued (Note 2 and Note 11)
2,490,000
2
- -
2,490,000
(2)
-
-
-
Shares repurchased (Note 13)
-
(2,495,662)
(27)
(2,495,662)
(27)
(27)
Gain recognized related to issue of
shares included in treasury shares
(Note 2)
1,092,361
4,870
1,092,361
408
5,278
5,278
-
Restricted stock granted (Note 13)
81,500
81,500
-
-
Exercise of stock options (Note 13)
19,331
-
19,331
59
59
59
Stock-based compensation charge
(Note 13) - -
2,531
2,531
2,531
Reversal of stock-based compensation
charge (Note 13)
(67,922)
(67,922)
(34)
(34)
(34)
Net loss
(22,058)
(22,058)
20
(22,038)
Dividends paid to non-controlling
interest
-
(131)
(131)
Other comprehensive loss (Note 12)
6,170
6,170
176
6,346
Balance – March 31, 2025
110,979,566
$
103
(29,700,666)
$
(297,476)
81,278,900
$
424,912
$
251,489
$
(193,799)
$
185,229
$
6,792
$
192,021
$
88,957

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net
of treasury
Addition
al Paid-
In
Capital
Retained
Earnings
Accumulated
other
comprehensiv
e loss
Total
Lesaka
Equity
Non-
controllin
g Interest Total
Redeemda
ble
common
stock
For the nine months ended March 31, 2025 (dollar amounts in

thousands)
Balance – July 1,

2024
89,836,051
$
83
(25,563,808)
$
(289,733)
64,272,243
$
343,639
$
310,223
$
(188,355)
$
175,857
$
-
$
175,857
$
79,429
Shares issued (Note 2 and Note 11)
19,769,803
19
- -
19,769,803
73,237
73,256
73,256
9,528
Shares repurchased (Note 13)
(5,229,219)
(12,613)
(5,229,219)
(12,613)
(12,613)
Gain recognized related to issue of
shares included in treasury shares
(Note 2)
1,092,361
4,870
1,092,361
408
5,278
5,278
Restricted stock granted
1,445,610
1,445,610
-
-
-
Exercise of stock options (Note 13)
36,345
1
36,345
110
111
111
Stock-based compensation charge
(Note 13) - -
7,563
7,563
7,563
Reversal of stock-based compensation
charge (Note 13)
(108,243)
(108,243)
(45)
(45)
(45)
Adumo non-controlling interest
acquired (Note 2) - -
7,586
7,586
Net loss
(58,734)
(58,734)
48
(58,686)
Dividends paid to non-controlling
interest - -
(432)
(432)
Other comprehensive loss (Note 12)
(5,444)
(5,444)
(410)
(5,854)
Balance – March 31, 2025
110,979,566
$
103
(29,700,666)
$
(297,476)
81,278,900
$
424,912
$
251,489
$
(193,799)
$
185,229
$
6,792
$
192,021
$
88,957
See Notes to Unaudited Condensed Consolidated Financial

Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended Nine months ended
March 31, March 31,
2025 2024 2025 2024
(In thousands) (In thousands)
Cash flows from operating activities
Net loss $
(22,038)
$
(4,047)
$
(58,686)
$
(12,405)
Depreciation and amortization
8,429
5,791
22,928
17,460
Movement in allowance for doubtful accounts receivable
1,679
843
5,699
3,532
Fair value adjustment related to financial liabilities
105
(49)
(159)
(919)
Loss on disposal of equity-accounted investments (Note 6)
-
-
161
-
(Earnings) Loss from equity-accounted investments
(12)
(43)
(89)
1,319
Movement in allowance for doubtful loans to equity-accounted investments
-
-
-
(250)
Change in fair value of equity securities (Note 5 and 6)
20,421
-
54,152
-
Profit on disposal of property, plant and equipment
(12)
(89)
(53)
(288)
Movement in interest payable
2,886
1,054
6,443
1,245
Facility fee amortized
83
65
220
381
Stock-based compensation charge (Note 13)
2,497
2,090
7,518
5,653
Dividends received from equity-accounted investments
-
41
65
95
Decrease (Increase) in accounts receivable

10,820
5,687
6,525
(9,815)
Increase in finance loans receivable
(11,819)
(3,720)
(21,734)
(7,097)
Decrease (Increase) in inventory
9,415
5,000
3,966
5,506
(Decrease) Increase in accounts payable and other payables
(9,503)
6,463
(18,545)
20,566
Deferred consideration due to seller of Recharger included in accounts payable and other payables (Note 2 and Note 10)
1,130
-
1,130
-
Increase in taxes payable
1,012
904
1,624
558
Decrease in deferred taxes
(4,430)
(810)
(13,804)
(2,404)
Net cash provided by (used in) operating activities
10,663
19,180
(2,639)
23,137
Cash flows from investing activities
Capital expenditures
(2,817)
(2,943)
(13,100)
(7,950)
Proceeds from disposal of property, plant and equipment
395
395
1,720
1,115
Acquisition of intangible assets
(1,673)
(54)
(2,274)
(236)
Acquisitions, net of cash acquired
(8,997)
-
(12,954)
-
Proceeds from disposal of equity-accounted investment (Note 6)
-
-
-
3,508
Repayment of loans by equity-accounted investments
-
-
-
250
Net change in settlement assets
3,085
(3,088)
5,389
(14,368)
Net cash used in by investing activities
(10,007)
(5,690)
(21,219)
(17,681)
Cash flows from financing activities
Proceeds from bank overdraft (Note 9)
21,440
24,893
94,188
153,479
Repayment of bank overdraft (Note 9)
(50,458)
(43,380)
(85,998)
(172,221)
Long-term borrowings utilized (Note 9)
175,819
3,398
189,496
14,426
Repayment of long-term borrowings (Note 9)
(134,503)
(7,238)
(148,297)
(13,051)
Acquisition of treasury stock (Note 13)
(27)
(9)
(12,613)
(207)
Proceeds from exercise of stock options
59
48
110
71
Guarantee fee
(539)
-
(970)
-
Dividends paid to non-controlling interest
(131)
-
(432)
-
Net change in settlement obligations
(3,152)
2,469
(5,591)
13,362
Net cash provided by (used in) financing activities
8,508
(19,819)
29,893
(4,141)
Effect of exchange rate changes on cash and cash equivalents
1,222
(1,903)
(830)
(341)
Net increase (decrease) in cash, cash equivalents and restricted cash
10,386
(8,232)
5,205
974
Cash, cash equivalents and restricted cash – beginning of period
60,737
67,838
65,918
58,632
Cash, cash equivalents and restricted cash – end of period (Note 15) $
71,123
$
59,606
$
71,123
$
59,606
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2025 and 2024
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
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
months ended March 31, 2025 and

2024, are not necessarily indicative of

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

Revision of Previously Issued Financial Statements
In

April

2025,

the

Company

identified

that

it

had

misclassified

certain

of

its

long-term

borrowings.

The

Company’s

CCC
Revolving Credit

Facility was

scheduled to

be repaid

in full

on November

2024, but

this has

been extended

to June

30, 2025.

The
Company incorrectly

classified amounts due

under its CCC

Revolving Credit

Facility as long-term

borrowings instead of

as current
portion of long-term borrowings

in its audited balance sheet

as of June 30, 2024.

The table below presents the

impact of the revision
of the Company’s financial statements

for the year ended June 30, 2024:

Condensed consolidated balance sheet
June 30, 2024
As previously
reported
Correction Revised
(in thousands)
Current portion of long-term borrowings $
3,878
$
11,841
$
15,719
Long-term borrowings $
139,308
$
(11,841)
$
127,467
The

correction

did

not

impact

the

Company’s

audited

consolidated

statements

of

operations,

consolidated

statements

of
comprehensive (loss) income, consolidated statement of changes in equity, or consolidated statements of cash flows

for the year ended
June 30,

2024 and,

except as noted

above, the

Company’s

audited balance

sheet as

of June 30,

2024.

The misclassification

did not
affect compliance

with any

debt covenants.

The Company

assessed the

materiality of

this error and

change in

presentation on

prior
period consolidated

financial statements in

accordance with

SEC Staff

Accounting Bulletin

(“SAB”) No. 99

“Materiality” and SAB
No.

108,

“Considering

the

Effects

of

Prior

Year

Misstatements

when

Quantifying

Misstatements

in

the

Current

Year

Financial
Statements.” Based

on this

assessment, the

Company has

concluded that

previously issued

financial statements

were not

materially
misstated based upon overall considerations of both quantitative and qualitative factors.
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

as of March 31, 2025
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

as of March 31, 2025 (continued)
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
2.

Acquisitions
The Company did not make

any acquisition during the nine

months ended March 31, 2024.

The cash paid, net of

cash received
related to the Company’s acquisitions during

the nine months ended March 31, 2025, is summarized in the table below:

Total
Total cash paid $
24,161
Less: cash acquired
11,207
Total cash paid, net

of cash received
$
12,954
2025

Acquisitions
October 2024 acquisition of Adumo
On May 7,

2024, the Company

entered into a

Sale and Purchase

Agreement (the “Purchase

Agreement”) with Lesaka

SA, and
Crossfin Apis Transactional

Solutions (Pty) Ltd

and Adumo ESS

(Pty) Ltd (“the

Sellers”). Pursuant to

the Purchase Agreement

and
subject to its terms and

conditions, Lesaka, through its

subsidiary,

Lesaka SA, agreed to

acquire, and the Sellers agreed

to sell, all of
the

outstanding

equity

interests

and

certain

claims

in

the

Adumo

(RF)

Proprietary

Limited

(“Adumo”).

The

transaction

closed

on
October 1, 2024.
Adumo

is

an

independent

payments

and

commerce

enablement

platform

in

Southern

Africa,

and

at

acquisition,

it

served
approximately
23,000

active

merchants

with

operations

across

South

Africa,

Namibia,

Botswana

and

Kenya.

For

more

than

two
decades,

Adumo

has

facilitated

physical

and

online

commerce

between

retail

merchants

and

end-consumers

by

offering

a

unique
combination

of

payment

processing

and

integrated

software

solutions,

which

currently

include

embedded

payments,

integrated
payments,

reconciliation

services,

merchant

lending,

customer

engagement

tools,

card

issuing

program

management

and

data
analytics.

Adumo operates

across three businesses,

which provide

payment processing

and integrated software

solutions to different

end
markets:
●
The

Adumo

Payments

business

offers

payment

processing,

integrated

payments

and

reconciliation

solutions

to

small-and-
medium (“SME”) merchants

in South Africa,

Namibia and Botswana, and

the Adumo Payouts

business provides card

issuing
program management to corporate clients such as Anglo American and

Coca-Cola;
●
The Adumo ISV

business, known as

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
The Company

incurred transaction-related

expenditures of $
1.7

million during the

nine months ended

March 31, 2025,

related
to the acquisition of

Adumo. The Company’s

accruals presented in Note

10 of as March 31,

2025, includes an

accrual of transaction
related

expenditures

of

$
0.4

million

and

the

Company

does

not

expect

to

incur

any

further

significant

transaction

costs over

the
remainder of the 2025 fiscal year.
March 2025 acquisition of Recharger
On November 19,

2024, the Company,

through Lesaka SA,

entered into a

Sale of Shares Agreement

(the “Recharger

Purchase
Agreement”) with

Imtiaz Dhooma

(Recharger’s

former chief

executive officer)

and Ninety

Nine Proprietary

Limited (“the

Seller”).
Pursuant to

the Recharger

Purchase Agreement

and subject

to its

terms and

conditions, Lesaka,

through its

subsidiary,

Lesaka SA,
agreed to acquire, and the Seller agreed to sell, all of the outstanding equity interests in Recharger Proprietary Limited (“Recharger”).
The transaction closed on March 3, 2025.

At the same time, Recharger also entered into

independent contractor agreement with Recharger’s former chief executive officer which has a

term of
12

months and requires

him, among other

things, to

support operational activities

of the Recharger

business, in
consultation with Company representatives, facilitate the handover process and assist Recharger in transitioning ownership to Lesaka
SA, avail himself for important

customer and vendor meetings, attend

scheduled weekly management committee

meetings regarding
operational and

business activities of

the Recharger

business, and providing

support on an

ad-hoc basis to

Company representatives
with regard to operational matters and in facilitating the hand over,

as and when reasonably required.
This acquisition

will be

reported as

part of

the Company’s

Enterprise Division

and demonstrates

positive advancement

of the
Company’s

strategy

in its

Enterprise

Division.

The

Company

expects

the

acquisition

to act

as an

entry

point

for

it into

the

South
African private utilities space while augmenting the Enterprise division’s alternative payment offering.

The

transaction

consideration per

the Recharger

Purchase Agreement

was ZAR
503.4

million

($
27.0

million)

and comprised
ZAR
328.4

million ($
17.6

million) in

cash and

ZAR
175.0

million ($
9.4

million) in

shares of

the Company’s

common stock,

to be
settled

in

two

tranches.

The

share

price

applied

to

determine

the

number

of

shares

of

common

stock

to

be

issued

for

the

equity
consideration is

based on

the volume-weighted

average price

of the

Company’s

common shares

for the

three-month period

prior to
the

disbursal

of

each

tranche.

Lesaka

SA

extended

a

ZAR
43.1

million

($
2.3

million)

loan

to

Recharger

at

closing

which

was
exclusively used to repay an existing loan due by Recharger

to the Seller.

The first tranche,

comprising ZAR
153.4

million ($
8.2

million) in cash

and
1,092,361

shares of the

Company’s

common stock
with a value of ZAR
98.3

million ($
5.3

million), was settled at

closing. The value of the

shares of common stock were

calculated using
the shares issued multiplied

by the Company’s

closing price on the Johannesburg

Stock Exchange on March

3, 2025, of ZAR
90.00
,
and translated

to U.S.

dollars at

the exchange

rate of

$1: ZAR
18.63
. Lesaka

SA delivered

the
1,092,361

shares of

the Company’s
common stock from

a pool of shares

it purchased in

October 2024, and

the Company recognized

a gain in

additional paid-in-capital
of $
0.4

million related to the difference between in the value on March 3, 2025,

and the price paid per share in October 2024.

2.

Acquisitions (continued)
2025

Acquisitions (continued)
March 2025 acquisition of Recharger (continued)
The total purchase consideration

was ZAR
294.8

million ($
15.8

million) and comprised the

issuance of the
1,092,361

shares of
the Company’s common stock with a

value of ZAR
98.3

million ($
5.3

million), the settlement of the pre-existing relationship loan of
ZAR
43.1

million ($
2.3

million) and cash of ZAR
153.4

million ($
8.2
) million.
The second

and final

tranche is due

on March

3, 2026,

and comprises

a contractual

cash payment

of ZAR
175.0

million ($
9.4
million) and the delivery

of shares of Lesaka’s

common stock with a

contractual value of ZAR
75.0

million ($
4.0

million). Pursuant
to

the

Recharger

Purchase

Agreement,

payment

of

the

second

tranche

in

March

2026

is

contingent

on

Recharger’s

former

chief
executive officer

’s

ongoing service

under the

independent contractor

agreement until

March 3,

2026. If

the future

services are

not
provided, then the second

tranche will not be paid,

except if failure to provide future

services is due to expiry of

the contract, mutual
agreement or death of the former chief executive officer.

The former chief executive officer is also a director of the Seller, and signed the Recharger

Purchaser Agreement

on behalf

of himself,

Recharger

and

the Seller.

He has

also signed

an independent

contractor
agreement

under which

he is

required

to provide

post-combination

service to

Recharger.

The Company

has determined

that as

the
payment

of

the

second

tranche

is contingent

on

these

post-combination

services,

the

value

of

the

second

tranche

is not

treated

as
purchase consideration and rather, under

U.S. GAAP,

represents compensation for post-combination services.
The post-combination services for

the three and nine

months ended March 31,

2025, of $
1.1

million was calculated as the

sum
of one twelfth of

the future cash payment and

one twelfth of the value

of future shares to

be provided. The value

of the future shares
to be provided

was calculated using

the contractual value

of ZAR
75.0

million divided by

the volume-weighted

average price of

the
Company’s common shares for the three-month period prior

to March 31, 2025, divided

by twelve and at

the applicable exchange rate.
The post-combination compensation

charge is included

in the caption transaction

costs related to Adumo

and Recharger acquisitions
and certain compensation costs included on the unaudited condensed consolidated statement of operations.

Refer to Note 13 for additional information. The liability for the future payments is included in the caption Other payables in the unaudited condensed consolidated balance sheet as of March 31, 2025, refer to

Note 10.
The Company incurred

transaction-related expenditures of $
0.3

million during the nine

months ended March 31,

2025, related
to the acquisition of Recharger.

The Company does not expect to incur any further significant transaction costs over the remainder of
the 2025 fiscal year.
Other acquisitions
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

to the

acquisition of

Adumo by

the Company

and the balance

of ZAR
4.0

million
will be paid

in
two

equal tranches, one

in March 2025

and the other

in September 2025.

The Company did

not incur any

significant
transaction costs related to this acquisition.
The Company, through

Lesaka SA, acquired
100
% of Genisus Risk (Pty) Ltd for a cash consideration of ZAR
2.0

million ($
0.1
million). The Company did not incur any significant transaction costs related to this acquisition.
The

Company,

through

its

wholly

owned

subsidiary

Cash

Connect

Management

Solutions

Proprietary

Limited

(“CCMS”),
acquired
100
% of Master Fuel (Pty) Ltd (“Master Fuel) for a cash consideration of ZAR
2.0

million ($
0.1

million). The Company did
not incur any significant transaction costs related to this acquisition.

2.

Acquisitions (continued)
2025

Acquisitions (continued)
The preliminary purchase price allocation of acquisitions during the nine months ended March 31,

2025, translated at the foreign
exchange rates applicable on the date of acquisition, in provided is the table below:

Acquisitions during fiscal 2025 through March

31, 2025
Adumo Recharger Other Total
Cash and cash equivalents

$
9,227
$
1,720
$
260
$
11,207
Accounts receivable
6,799
17
706
7,522
Inventory

5,122
194
3
5,319
Property, plant and equipment
9,170
39
15
9,224
Operating lease right of use asset
1,025
401
-
1,426
Equity-accounted investment
477
-
-
477
Goodwill
73,173
2,878
539
76,590
Intangible assets
27,187
17,179
69
44,435
Deferred income taxes assets
1,061
81
55
1,197
Other long-term assets
2,809
-
-
2,809
Current portion of long-term borrowings
(1,178)
-
-
(1,178)
Accounts payable

(3,266)
(149)
(428)
(3,843)
Other payables

(28,044)
(1,439)
(252)
(29,735)
Operating lease liability - current
(1,019)
(185)
-
(1,204)
Income taxes payable

(150)
(4)
(42)
(196)
Deferred income taxes liabilities
(6,670)
(4,638)
(19)
(11,327)
Operating lease liability - long-term
(326)
(269)
-
(595)
Long-term borrowings
(7,308)
-
-
(7,308)
Other long-term liabilities
(140)
-
-
(140)
Settlement assets

8,603
-
-
8,603
Settlement liabilities

(8,530)
-
-
(8,530)
Fair value of assets and liabilities on acquisition $
88,022
$
15,825
$
906
$
104,753
The

fair

value

of

the

non-controlling

interests

recorded

was $
7.6

million.

The

fair

value

of

the

non-controlling

interest

was
determined as

the non-controlling

interests respective

portion of

the equity value

of the entity

acquired by

the Company,

and which
was adjusted for

a
20
% minority discount.

The allocation of the

purchase price related

to the various

acquisitions is preliminary

and
not yet finalized.

The preliminary allocation of the purchase price is based upon preliminary estimates which used information that was available
to

management

at

the

time

the

unaudited

condensed

consolidated

financial

statements

were

prepared

and

these

estimates

and
assumptions are subject to

change within the measurement period,

up to one

year from the acquisition

date. Accordingly, the allocation
may change. We

continue to refine certain inputs to the calculation of acquired intangible assets and, for Adumo, the valuation of the
non-controlling interest.

2.

Acquisitions (continued)
2025 Acquisitions (continued)
Intangible assets acquired
No

intangible assets were identified related

to the acquisition

of IVAS Nam. Summarized below is the fair value

of the intangible
assets acquired and the weighted-average amortization period:

Fair value as of
acquisition date
Weighted-average
amortization
period (in years)
Finite-lived intangible asset:
Acquired during the nine months ended March 31, 2025:
Adumo – technology assets $
13,997
3

-
7
Adumo – customer relationships
9,567
5

-
10
Adumo – brands
3,623
10

-
15
Recharger – technology assets
1,074
4
Recharger – customer relationships
16,105
5
Genisus Risk – technology assets
68
0.1
On acquisition of

these businesses, the

Company recognized an

aggregate deferred

tax liability of approximately

$
12.0

million
related to the acquisition of intangible assets during the nine months ended March 31, 2025.
Transaction costs and certain compensation

costs
The table below

presents transaction costs

incurred related to

the acquisition of

Adumo and Recharger,

as well as

certain post-
combination compensation costs expensed during the three and nine months ended March 31, 2025 and 2024:

Three months ended
March 31,
Nine months ended March
31,
2025 2024 2025 2024
Adumo transaction costs $
-
$
631
$
1,702
$
665
Recharger transaction costs (1)
92
-
342
-
Recharger post-combination services expensed
1,130
-
1,130
-
Total $
1,222
$
631
$
3,174
$
665
(1) Recharger

transactions costs

for the

six months

ended March

31, 2025,

of $
0.25

million have

been allocated

from Selling,
general

and

administration

to Transaction

costs related

to

Adumo

and

Recharger

and

certain

compensation

costs in

the

unaudited
condensed consolidated statement operations for the nine months ended March 31,

2025.

2.

Acquisitions
Pro forma results related

to acquisitions
Pro forma results of operations have not been

presented for the acquisition of IVAS Nam, Genisus Risk and Master Fuel because the effect of these acquisitions, individually and in aggregate, are not material to the Company. Since the closing of these acquisitions, they

have

contributed

revenue

and

net

income

of

$
0.2

million

and

$
0.1

million,

respectively,

for

the

nine

months

ended
March 31, 2025.
The results of the Adumo and Recharger’s operations are reflected in the Company’s financial statements from October 1, 2024,
and March 3, 2025, respectively.

The following unaudited pro forma revenue

and net income information has been

prepared as if the
acquisitions

of Adumo and

Recharger had occurred on

July 1, 2023,

using the applicable

average foreign exchange rates

for the periods
presented:

Three months ended

March 31,

Nine months ended

March 31,

2025 2024 2025 2024
Revenue $
137,713
$
153,890
$
449,891
$
466,873
Net loss $
(21,810)
$
(3,292)
$
(56,292)
$
(23,846)
The unaudited pro forma financial

information presented above includes the

business combination accounting and

other effects
from the

acquisitions including

(1) amortization

expense related

to acquired

intangibles and

the related

deferred tax;

(2) the

loss of
interest income, net of

taxation, as a

result of funding a

portion of the

purchase price in

cash; (3) an

adjustment to exclude all

applicable
transaction-related costs

recognized in

the Company’s

consolidated statement

of operations

for three

and nine

months ended

March
31, 2025,

and include

the applicable

transaction-related costs

for the

year ended

June 30,

2024; an

adjustment to

exclude the

post-
combination

compensation

expenses

related

to

the

Recharger

acquisition

recognized

in

the

Company’s

consolidated

statement

of
operations

for

three

and

nine

months

ended

March

31,

2025,

and

include

the

expense

during

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

Since the closing of the acquisitions,

Adumo and Recharger have contributed aggregate revenue of $
32.2

million and net income
attributable to the Company, including intangible assets amortization related to assets acquired, net of deferred taxes, of

$
0.68

million.

3.

Accounts receivable, net and other receivables and

finance loans receivable, net

Accounts receivable, net and other receivables
The Company’s accounts receivable,

net, and other receivables as of March 31, 2025, and June 30, 2024, are presented in the table below:

March 31, June 30,
2025 2024
Accounts receivable, trade, net

$
18,037
$
13,262
Accounts receivable, trade, gross

19,881
14,503
Less: Allowance for doubtful accounts receivable, end of period
1,844
1,241
Beginning of period
1,241
509
Reversed to statement of operations
(85)
(511)
Charged to statement of operations

1,444
1,305
Utilized

(732)
(67)
Foreign currency adjustment

(24)
5
Current portion of amount outstanding related to sale of interest in Carbon,

net of
allowance: March 2025: $
750
; June 2024: $
750
-
-
Current portion of total held to maturity investments

-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
% notes
-
-
Other receivables

18,090
23,405
Total accounts receivable,

net and other receivables
$
36,127
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
Investment in
7.625
% of Cedar Cellular

Investment 1 (RF) (Pty) Ltd
8.625
% notes represents the

investment in a note which was
due to mature in August 2022 and forms part of Cell C’s

capital structure. The carrying value as of each of March 31, 2025, and June
30, 2024, respectively was $
0

(zero).
Other receivables include prepayments, deposits, income taxes receivable and other receivables.

3.

Accounts receivable, net and other receivables and

finance loans receivable, net (continued)
Finance loans receivable, net
The Company’s finance

loans receivable, net, as of March 31, 2025, and June 30, 2024, is presented in the table below:

March 31, June 30,
2025
2024
Microlending finance loans receivable, net $
41,188
$
28,184
Microlending finance loans receivable, gross
44,050
30,131
Less: Allowance for doubtful finance loans receivable, end of period
2,862
1,947
Beginning of period
1,947
1,432
Reversed to statement of operations

(160)
(210)
Charged to statement of operations

2,772
2,454
Utilized

(1,663)
(1,795)
Foreign currency adjustment

(34)
66
Merchant finance loans receivable, net
20,073
15,874
Merchant finance loans receivable, gross
23,731
18,571
Less: Allowance for doubtful finance loans receivable, end of period
3,658
2,697
Beginning of period
2,697
2,150
Reversed to statement of operations

(22)
(359)
Charged to statement of operations

1,750
2,479
Utilized

(725)
(1,672)
Foreign currency adjustment

(42)
99
Total finance

loans receivable, net

$
61,261
$
44,058
Total

finance

loans

receivable,

net,

comprises

microlending

finance

loans

receivable

related

to

the

Company’s

microlending
operations

in South

Africa as

well as

its merchant

finance loans

receivable related

to Connect’s

lending activities

in South

Africa.
Certain merchant

finance loans

receivable

with an

aggregate balance

of $
19.2

million as

of March

31, 2025

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

30, 2024 and March 31, 2025,

was
6.50
%. The performing component (that

is, outstanding loan payments not
in arrears) of the book exceeds more than
98
%, of the outstanding lending book as of each of June 30, 2024 and March 31, 2025.
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

The lifetime
loss rate as of each of June 30, 2024 and March 31, 2025, was approximately
1.18
%. The performing component (that is, outstanding
loan payments not in

arrears), under-performing component (that

is, outstanding loan payments

that are in

arrears) and non-performing
component (that is, outstanding

loans for which payments

appeared to have ceased)

of the book represents approximately
88
%,
11
%
and
1
%, respectively, of the outstanding lending book as of June 30, 2024.

The performing component, under-performing component
and

non-performing

component

of the

book represents

approximately
88
%,
11
% and
1
%,

respectively,

of

the outstanding

lending
book as of March 31, 2025.
4.

Inventory
The Company’s inventory

comprised the following categories as of March 31, 2025, and June 30, 2024:

March 31, June 30,
2025 2024
Raw materials $
2,772
$
2,791
Work-in-progress
455
71
Finished goods
15,611
15,364
$
18,838
$
18,226
Finished goods as

of June 30, 2024,

includes $
1.8

million of Cell C

airtime inventory that was

previously classified as

finished
goods subject to sale restrictions. The Company sold all of this inventory during the first two months of the nine months ended March
31, 2025.
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

September 2024,

November

2024,

and

January 2025,

with further

reductions

expected thereafter.

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

(“cost plus
or minus changes

in observable prices equity

securities”). From the date

of MobiKwik’s

listing, the Company has

used MobiKwik’s
closing price reported

on the NSE

on the last

trading day related

to last day

of the Company’s

reporting period to

determine the fair
value of the equity securities

owned by the Company.

The Company has determined

a fair value per MobiKwik

share of $
3.56

(INR
304.05

per share on the last trading

day of the quarter at the

USD: INR exchange rates applicable as of March

31, 2025). Refer to Note
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

2025 and June 30, 2024,

respectively,

and valued Cell C at $
0.0

(zero) and $
0.0

(zero) as of
March 31,

2025, and

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

2027, for the March 31, 2025,

and June 30, 2024, valuations. Adjustments

have been
made to the WACC

rate to reflect the Company’s

assessment of risk to Cell C achieving its business plan.
The following key valuation inputs were used as of March 31, 2025 and June 30, 2024:

Weighted Average

Cost of Capital ("WACC"):
Between
21
% and
26
% over the period of the forecast
Long term growth rate:
4.5
% (
4.5
% as of June 30, 2024)
Marketability discount:
20
% (
20
% as of June 30, 2024)
Minority discount:
24
% (
24
% as of June 30, 2024)
Net adjusted external debt - March 31, 2025:
(1)
ZAR
7.8

billion ($
0.4

billion), no lease liabilities included
Net adjusted external debt - June 30, 2024:
(2)
ZAR
7.9

billion ($
0.4

billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of

March 31, 2025.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30,

2024.
The following table presents the impact on the carrying value of the Company’s

Cell C investment of a
1.0
% decrease and
1.0
%
increase

in

the

WACC

rate

and

the

EBITDA

margins

respectively

used

in

the

Cell

C

valuation

on

March

31,

2025,

all

amounts
translated at exchange rates applicable as of March 31, 2025:

Sensitivity for fair value of Cell C investment 1.0% increase 1.0% decrease
WACC

rate
$
-
$
863
EBITDA margin
$
1,570
$
-
The aggregate fair

value of the MobiKwik

and Cell C’s

shares as of

March 31, 2025,

represented
3.4
% of the Company’s

total
assets, including these

shares.

The Company expects

that there will be

short-term equity price

volatility with respect

to these shares,
and with respect to Cell C specifically,

particularly given that Cell C remains in a turnaround process.

5.

Fair value of financial instruments
The following table presents

the Company’s

assets measured at fair value

on a recurring basis as

of March 31, 2025,

according
to the fair value hierarchy:

Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Investment in MobiKwik
22,113
-
-
22,113
Related to insurance
business:

Cash, cash equivalents and
restricted cash (included
in other long-term assets)

137
-
-
137
Fixed maturity
investments (included in
cash and cash equivalents)
4,424
-
-
4,424
Total assets at fair value

$
26,674
$
-
$
-
$
26,674
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2024, according to
the fair value hierarchy:

Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
216
-
-
216
Fixed maturity investments
(included in cash and cash
equivalents)
4,635
-
-
4,635
Total assets at fair value

$
4,851
$
-
$
-
$
4,851
There have been
no

transfers in or out of Level 3 during the nine months ended March 31, 2025 and 2024, respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the nine months ended March 31, 2025 and 2024.
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the nine months ended March 31, 2025:

Carrying value
Assets
Balance as of June 30, 2024 $
-
Foreign currency adjustment (1)
-
Balance as of March 31, 2025 $
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

2025,

and

June 30,

2024, was

as
follows:

March 31, June 30,
2025 2024
Sandulela Technology

(Pty) Ltd ("Sandulela")
49.0
%
49.0
%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50.0
%
50.0
%
Sale and impairment of Finbond shares during

the nine months ended March 31, 2024
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

6.

Equity-accounted investments and other long-term assets (continued)
Equity-accounted investments (continued)
Sale and impairment of Finbond shares during

the nine months ended March 31, 2024 (continued)
The

Company

sold
7,379,656

shares

in

Finbond

for

cash

during

the

nine

months

ended

March

31,

2024,

respectively.

The
Company did
no
t record a gain or

loss on the disposal because

the sale proceeds were

equivalent to the net

carrying value, including
accumulated reserves, of the investment in Finbond as

of the disposal date. The following table

presents the calculation of the disposal
of Finbond shares during the nine months ended March 31, 2024:

2024
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
of March 31, 2025 (refer to Note 3)).
Summarized below is the

movement in equity-accounted investments and

loans provided to equity-accounted

investments during
the nine months ended March 31, 2025:

Total
(1)
Investment in equity
Balance as of June 30, 2024 $
206
Comprehensive income:
89
Other comprehensive income
-
Equity accounted (loss) earnings
89
Share of net (loss) earnings
89
Impairment
-
Dividends received

(65)
Equity-accounted investment acquired in business combination (Note

2)
477
Disposal of equity accounted investment (Note 2)
(507)
Foreign currency adjustment
(2)
(1)
Balance as of March 31, 2025 $
199

(1) Includes Sandulela and SmartSwitch Namibia;
(2) The foreign currency

adjustment represents the effects

of the fluctuations

of the ZAR and Namibian

dollar, against the

U.S.
dollar on the carrying value.

6.

Equity-accounted investments and other long-term assets (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of March

31, 2025, and June 30, 2024:

March 31, June 30,
2025 2024
Total equity investments

$
22,113
$
76,297
Investment in
5
% of Cell C (June 30, 2024:
5
%) at fair value (Note 5)
-
-
Investment in
8
% of MobiKwik (June 30, 2024:
10
%) (1)
22,113
76,297
Investment in
87.5
% of CPS (June 30, 2024:
87.5
%) at fair value (1)(2)
-
-
Policy holder assets under investment contracts (Note 8)
137
216
Reinsurance assets under insurance contracts (Note 8)
1,750
1,469
Other long-term assets
1,774
-
Total other long-term

assets
$
25,774
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

South Africa, Gauteng Division, Pretoria

ordered that CPS be

placed into liquidation.
Refer to Note 5 for additional information regarding

the determination of the fair value of Company’s

investment in MobiKwik
as of March 31, 2025. The Company used this valuation as the basis for its adjustment to decrease the carrying value of its investment
in MobiKwik by $
54.2

million from $
76.3

million as of June 30, 2024, to

$
22.1

million as of March 31, 2025.

The change in the fair
value of MobiKwik for the three and nine months ended March 31, 2025, of $
20.4

million and $
54.2

million, respectively, is included
in the

caption “Change

in fair

value of

equity securities”

in the

consolidated statement

of operations

for the

three and

nine months
ended March 31, 2025.
Summarized below

are the components

of the Company’s

equity securities without

readily determinable

fair value and

held to
maturity investments as of March 31, 2025:

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in CPS $
-
$
-
$
-
$
-
Held to maturity:
Investment in Cedar Cellular notes (Note 3)
-
-
-
-
Summarized below are the components of the Company’s

equity securities without readily determinable fair value and held to maturity investments as of June 30, 2024:

Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in MobiKwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297

7.

Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2025:

Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2024 $
157,899
$
(19,348)
$
138,551
Acquisitions (Note 2) (1)
76,590
-
76,590
Foreign currency adjustment (2)
(5,430)
125
(5,305)
Balance as of March 31, 2025 $
229,059
$
(19,223)
$
209,836

(1) – Represents

goodwill arising from

the acquisition of Adumo,

Recharger, IVAS

Namibia and Master

Fuel and translated at
the foreign exchange rates applicable on the date the transactions became effective.

This goodwill has been allocated to the Merchant
(a portion Adumo, IVAS Namibia and Master Fuel), Consumer (a portion of Adumo) and Enterprise (Recharger) reportable operating segments.
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
15,155
$
138,551
Acquisitions (Note 2)
64,795
8,703
3,092
76,590
Foreign currency adjustment (1)
(4,513)
(481)
(311)
(5,305)
Balance as of March 31, 2025 $
183,678
$
8,222
$
17,936
$
209,836

(1) The foreign

currency adjustment represents

the effects

of the fluctuations

of the South

African rand

against the U.S.

dollar
on the carrying value.
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is

the carrying value

and accumulated amortization

of intangible assets as

of March 31,

2025, and June

30,
2024:

As of March 31, 2025 As of June 30, 2024
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Customer relationships
(1)
$
51,221
$
(16,445)
$
34,776
$
25,880
$
(14,030)
$
11,850
Software, integrated
platform and unpatented
technology (1)
130,581
(35,449)
95,132
115,213
(25,763)
89,450
FTS patent

2,088
(2,088)
-
2,107
(2,107)
-
Brands and trademarks (1)
17,641
(5,391)
12,250
14,353
(4,300)
10,053
Total finite-lived

intangible
assets

$
201,531
$
(59,373)
$
142,158
$
157,553
$
(46,200)
$
111,353
(1) March

31, 2025

balances include

the intangible

assets acquired

as part

of the

Adumo acquisition

in October

2024, and

the
Recharger and Genisus Risk acquisitions in March 2025.

7.

Goodwill and intangible assets, net (continued)
Intangible assets, net (continued)
Aggregate amortization

expense on the finite-lived

intangible assets for the

three months ended March

31, 2025 and 2024,

was
$
5.1

million and $
3.6

million, respectively.

Aggregate amortization

expense on the

finite-lived intangible assets

for the nine

months
ended March 31, 2025 and 2024, was $
13.9

million and $
10.8

million, respectively. Future estimated annual amortization expense for the next five

fiscal years and

thereafter,

assuming exchange

rates that prevailed

on March

31, 2025,

is presented in

the table below.
Actual

amortization

expense

in

future

periods

could

differ

from

this

estimate

as

a

result

of

acquisitions,

changes

in

useful

lives,
exchange rate fluctuations and other relevant factors.

Fiscal 2025 (excluding nine months ended March 31, 2025) $
5,721
Fiscal 2026
22,916
Fiscal 2027
22,679
Fiscal 2028
22,254
Fiscal 2029
21,690
Thereafter
46,898
Total future

estimated annual amortization expense
$
142,158
8.

Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is

the movement in reinsurance

assets and policyholder

liabilities under insurance

contracts during the

nine
months ended March 31, 2025:

Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2024 $
1,469
$
(2,241)
Increase in policy holder benefits under insurance contracts

526
(7,480)
Claims and decrease in policyholders’ benefits under insurance contracts
(227)
6,970
Foreign currency adjustment (3)
(18)
29
Balance as of March 31, 2025 $
1,750
$
(2,722)

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
ended March 31, 2025:

Assets (1)
Investment
contracts (2)
Balance as of June 30, 2024 $
216
$
(216)
Increase in policy holder benefits under investment contracts

11
(11)
Claims and decrease in policyholders’ benefits under investment contracts

(89)
89
Foreign currency adjustment (3)
(1)
1
Balance as of March 31, 2025 $
137
$
(137)
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

reflects the

interest rate at

which rand-denominated

overnight wholesale

funds are

obtained by commercial
banks. There

is uncertainty

surrounding the

timing and

manner in

which the

transition would

occur and

how this

would affect

our
borrowings. The Company is in regular

contact with its lenders and

negotiate changes to the existing

borrowing agreements once there
is greater clarity on the implementation of ZARONIA.
South Africa
The amounts below have been translated at exchange rates applicable as of the dates specified.

On February 27, 2025, the Company,

Lesaka SA and a number of

other subsidiaries of Lesaka SA entered into

a Common Terms
Agreement (the

“CTA”)

with FirstRand Bank

Limited (acting

through its Rand

Merchant Bank division)

(“RMB”), FirstRand Bank
Limited (acting through its

WesBank division) (“WesBank”), FirstRand Bank Limited being a

South African corporate and

investment
bank,

Investec

Bank Limited

(acting

through

its Investment

Banking

division:

Corporate

Solutions)

(“Investec”

and

together

with
RMB and WesBank, the

“Lenders”), a South

African corporate and

investment bank, and

Bowwood and Main

No 408 (RF)

Proprietary
Limited (“Debt

Guarantor”), a

South African

company incorporated

for the

sole purpose

of holding

collateral for

the benefit

of the
Lenders and acting as debt guarantor,

and certain other parties.

Lesaka SA has obtained
three

loan facilities from

the Lenders, a

term loan of

up to ZAR
2.2

billion ($
117.5

million) (“Facility
A”), an amortizing loan of up to ZAR
1.0

billion ($
54.5

million) (“Facility B”) and a senior revolving credit facility of up to ZAR
2.2
billion ($
117.5

million) (“Senior

RCF”), and

a general

banking facility

from RMB of

up to ZAR
700.9

million ($
38.2

million) (the
“GBF”, and collectively with Facility A, Facility B and Senior RCF,

the “Facilities”), which are described in more detail below.
The Company

,

Lesaka SA

and the

majority of

Lesaka SA’s

directly and

indirectly wholly-owned

subsidiaries have

agreed to
guarantee the obligations of Lesaka SA and of the other borrowers under the Facilities to the

Lenders.
The CTA contains

customary covenants which includes a requirement for Lesaka SA to maintain specified Net Debt to EBITDA
and Interest Cover Ratios (as defined in the CTA) and restricts the ability of Lesaka SA, and certain of its subsidiaries to make certain distributions

with

respect

to

their

capital

stock,

prepay

other

debt,

encumber

their

assets,

incur

additional

indebtedness,

make
investment above specified levels,

engage in certain business

combinations and engage in

other corporate activities.

The CTA provides
that if any subsidiary of the

Company receives proceeds from the disposal of

shares in/claims against, or assets of

MobiKwik, it would
offer to prepay the certain specified loans/facilities and loan outstandings to the Lenders (as contemplated in the CTA).
Lesaka SA paid non-refundable debt structuring fees of ZAR
10.0

million to the Lenders on February 27, 2025.

The JIBAR, an average of

3 month negotiable certificates of deposit

(“NCD”) rates, on March 31, 2025,

was
7.56
%. The prime
rate, the benchmark rate at which private sector banks lend to the public in South Africa,

on March 31, 2025, was
11.00
%.
Facilities obtained in February 2025
Long-term borrowings – Senior Facility A Agreement
Concurrent

with the

execution

of the

CTA,

Lesaka SA,

the Lenders

and

RMB (as

facility

agent)

entered

into a

Senior Term
Facility

A

Agreement

(“Facility

A

Agreement”)

and

a

Senior

RCF

Agreement

(“RCF

Agreement”).

Pursuant

to

the

Facility

A
Agreement, Lesaka

SA may

borrow up

to an

aggregate amount

of ZAR
2,2

billion for

the sole

purpose of

refinancing the

existing
facilities of

Lesaka SA

and Cash

Connect Management

Solutions Proprietary

Limited’s

(“CCMS”) with

RMB, funding

transaction
costs and for general corporate purposes. Lesaka SA utilized

Facility A in full on February 28, 2025, to settle a portion of its existing
facilities with RMB and to settle all of CCMS’ existing facilities with RMB, as well as to pay certain transaction costs.
Facility A is required to be repaid in full on February 28, 2029. Facility A is subject to customary mandatory prepayment terms.
Lesaka

SA

is

permitted

to

make

voluntary

prepayments

of

Facility

A,

and

is

permitted

to

subsequently

utilize

any

voluntary
prepayments made under Facility

A under the RCF Agreement.

Amount utilized under the RCF

Agreement are required to

be repaid
in full on February 28, 2029.

9.

Borrowings (borrowings)
South Africa (continued)
Facilities obtained in February 2025 (continued)
Long-term borrowings – Senior Facility A Agreement

(continued)
Interest on Facility A and utilization under the RCF Agreement is payable quarterly in arrears at end of

March, June, September
and December,

with the first interest

payment due on

June 30, 2025.

Interest on Facility

A is based on

JIBAR in effect

from time to
time plus an initial

margin of
3.25
% per annum until

June 30, 2025. From

July 1, 2025, the

margin on Facility

A will be determined
with reference to the Net Debt to EBITDA Ratio, and the margin will be either (i)
3.25
%, if the Net Debt to EBITDA Ratio is greater
than or equal to 2.5 times; or (ii)
2.5
%, if the Net Debt to EBITDA Ratio is less than 2.5 times.
Long-term borrowings – Senior Facility B Agreement
Concurrent

with the

execution

of the

CTA,

Lesaka SA,

the Lenders

and

RMB (as

facility

agent)

entered

into a

Senior Term
Facility B Agreement (“Facility B Agreement”). Pursuant

to the Facility B Agreement, Lesaka SA may borrow up to

an aggregate of
ZAR
1.0

billion

for the

sole purpose

of refinancing

the Lesaka

SA existing

facilities, including

its general

banking facilities,

with
RMB, and for general corporate purposes. Lesaka SA utilized Facility B in full on February 28, 2025, to repay a

portion of its existing
facilities as well as to settle a portion of its existing general banking facility.
Facility

B

is

required

to

be

repaid

in
four

annual

installments,

as

follows:

(i) ZAR
150

million

($
8.2

million)

on

February
28, 2026; (ii) ZAR
200

million ($
10.9

million) on February 28, 2027; (iii) ZAR
300

million ($
16.3

million) on February 28, 2028; and
(iv) R
350

million ($
19.1

million) on February 28,

2029. Facility B is

subject to customary

mandatory prepayment terms.

Lesaka SA
is permitted to make voluntary prepayments of Facility B, however it is unable to subsequently utilize any amounts prepaid.
Interest

on

Facility

B is

payable

quarterly

in

arrears

at

end

of

March,

June,

September

and

December,

with

the

first

interest
payment due on

June 30, 2025.

Interest on Facility

B is based

on JIBAR in

effect from

time to time

plus an initial

margin of
3.15
%
per annum

until June

30, 2025.

From July

1, 2025,

the margin

on Facility

B will

be determined

with reference

to the

Net Debt

to
EBITDA Ratio, and the margin will be either

(i)
3.15
%, if the Net Debt to EBITDA Ratio is greater than

or equal to 2.5 times; or (ii)
2.4
%, if the Net Debt to EBITDA Ratio is less than 2.5 times.

Short-term facility - General Banking Facility
Concurrent

with the

execution of

the CTA,

Lesaka SA

and RMB

entered

into a

General Banking

Facility Agreement

(“GBF
Agreement”)

which replaced

it existing

general banking

facility maturing

on February

28, 2025.

Pursuant to

the GBF

Agreement,
Lesaka SA

and

certain

of its

subsidiaries

may

borrow

up to

an aggregate

of ZAR
700.9

million

for

general corporate

expenditure
(including capital

expenditure) and

working capital

purposes of

the Lesaka

SA and

certain of

its subsidiaries.

Lesaka SA

utilized a
portion of

the GBF

to refinance

its existing

general banking

facility.

As of

March 31,

2025, the

Company had

utilized ZAR
432.2
million ($
23.6

million) of this facility.
The GBF is available for utilization from February 28, 2025, and is subject to annual review by RMB.

Interest on the GBF is payable monthly and is based on the South African prime rate in effect from time to time less
0.50
%.
The GBF Agreement

also provides Lesaka SA

and certain of its

subsidiaries with other

facilities in an aggregate

of ZAR
100.7
million ($
5.5

million), which indirect,

short-term direct and

contingent facilities, including

bank guarantee, forward exchange

contract,
credit card and settlement facilities. As of March 31, 2025, the aggregate amount of the Company’s short-term South African indirect
credit facility with

RMB was ZAR
100.7

million ($
5.5

million). As of March

31, 2025, the Company

had utilized ZAR
33.1

million
($
1.8

million) of

its other

facilities to

enable the

bank to

issue guarantees,

letters of

credit and

forward exchange

contracts (refer

to
Note 20).
Wesbank Facilities
The

Company,

through

certain

of

its

South

African

subsidiaries,

has

an

asset-backed

facility

of

ZAR
227.0

million

($
10.9
million)] (of which ZAR
139.3

million ($
7.6

million) has been utilized).
CCC Revolving Credit Facility, comprising

long-term borrowings
As of March 31, 2025,

the amount of the CCC Revolving

Credit Facility was ZAR
300.0

million (of which ZAR
299.9

million
has been utilized).

The CCC

Revolving Credit Facility

was scheduled to

be repaid in

full on

November 2024, but

this has

been extended
to June 30,

2025. The Company

is currently renegotiating

terms with RMB.

The CCC Revolving

Credit Facility has

been presented
in current portion

of long-term borrowings

in the unaudited

condensed consolidated

balance sheet as

of March 31,

2025. Interest

on
the Revolving Credit Facility is payable on the last business day of each calendar month and is based on the South African prime rate
in effect from time to time plus a margin of
0.95
% per annum.

9.

Borrowings (borrowings)
South Africa (continued)

Nedbank facility, comprising short-term facilities
As of March

31, 2025, the

aggregate amount of

the Company’s

short-term South African

credit facility

with Nedbank Limited
was ZAR
156.6

million ($
8.5

million). The credit facility represents indirect and derivative facilities of up to ZAR
156.6

million ($
8.5
million), which include guarantees, letters of credit and forward exchange contracts.
As of March 31,

2025 and June 30,

2024, the Company had

utilized ZAR
2.1

million ($
0.1

million) and ZAR
2.1

million ($
0.1
million), respectively,

of its indirect and derivative

facilities of ZAR
156.6

million (June 30, 2024: ZAR
156.6

million) to enable the
bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 20).
In terms of a commitment provided to the

lender under the CTA entered into on February 27, 2025, the Company has undertaken
not to utilize more than ZAR
5.0

million ($
0.3

million) of the Nedbank Facility.
RMB Facilities, as amended, comprising a short-term facility (Facility E) and long-term borrowings
Long-term borrowings - Facility G and Facility H – all

repaid and cancelled
On February 28,

2025, the Company

used its new borrowings

to settle Facility

G and Facility

H in full, including

accumulated
interest of ZAR
201.7

million ($
10.9

million). These facilities, excluding

accrued interest, included (i)

Facility G of

ZAR
492.1

million
($
26.6

million);

(ii) Facility

H of

ZAR
350.0

million

($
18.9

million);

and

(iii) a

Facility G

revolver

of ZAR
200.0

million

($
10.8
million) (of

which ZAR
199

million ($
10.8

million) had

been utilized

at February

28, 2025).

These facilities

were repaid

in full

on
February 28, 2025, utilizing funding

obtained under the CTA

and the Facility G and

Facility H agreements were cancelled.

Amounts
translated at rates prevailing on the repayment date. The interest rate on these facilities was JIBAR plus a margin of
4.75
%.
The Company

had a

short-term South

African indirect

credit facility

with RMB

under its

cancelled lending

facilities of

ZAR
135.0

million ($
7.4

million), which included facilities for guarantees, letters of credit and forward exchange contracts. As of June 30,
2024, the Company

had utilized ZAR
33.1

million ($
1.8

million), of these

facilities to enable

the bank to

issue guarantees, letters

of
credit and forward exchange contracts (refer to Note 20).
Short-term facility - Facility E – cancelled in November 2024
The Company

cancelled its

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

(the “Bridge Facility”).

The Bridge Facility

was used by

Lesaka SA to (i)

settle an amount
of ZAR
232.2

due

under the

Adumo

transaction (refer

to Note

2); (ii)

pay

Crossfin Holdings

(RF) Proprietary

Limited (“Crossfin
Holdings”) ZAR
207.2

million under a share purchase agreement concluded between Lesaka SA and Crossfin Holdings (refer to Note
11); (iii)

pay an amount

of ZAR
147.5

million, which includes

interest, notified by

Investec to Adumo

and Lesaka SA

as a result

of
the transaction

described in

Note 2,

and (iv)

pay an

origination fee

of ZAR
7.6

million to

RMB. The

Facility also

provided Lesaka
with ZAR
70.0

million for transaction -related expenses.
On

December

10,

2024,

Lesaka

SA

and

RMB

entered

into

a

First

Addendum

to

the

Facility

Letter

(the

“F2024

Addendum
Letter”).

The F2024

Addendum

Letter provided

Lesaka SA

with an

additional ZAR
250.0

million general

banking facility

(“2024
GBF Facility”) which could be used for general corporate purposes. The Bridge Facility and 2024 GBF Facility were repaid in full on
February 28, 2025, utilizing funding obtained under the CTA

and the agreements cancelled.

Interest on the

Bridge Facility and

the 2024 GBF Facility

was calculated at

the prime rate

plus
1.80
%. The Bridge

Facility and
the 2024

GBF Facility

were unsecured

and were

repaid in

full on

February 28,

2025, the

maturity date,

pursuant to

the refinancing
process.

9.

Borrowings (borrowings)
South Africa (continued)
Connect Facilities, comprising long-term borrowings and a short-term facility
The

Connect

Facilities

included

(i)

an

overdraft

facility

(general

banking

facility)

of

ZAR
170.0

million

($
9.2

million);

(ii)
Facility A of ZAR
700.0

million ($
37.9

million); (iii) Facility B

of ZAR
550.0

million ($
29.8

million) (both were fully utilized).

These
facilities were repaid in full on February 28, 2025,

utilizing funding obtained under the CTA

and the agreements cancelled. Amounts
translated at rates prevailing on the repayment date.
On October

29, 2024, the

Company,

through CCMS, entered

into an addendum

to a facility

letter with RMB,

to obtain

a ZAR
100.0

million temporary increase in

its overdraft facility for

a period of approximately

four months to specifically

fund the purchase
of prepaid airtime vouchers.

This temporary increase was

repayable in equal daily

instalments which commenced at

the end of

October
2024 with the final repayment made on February 15, 2025.
Movement in short-term credit facilities
Summarized below

are the

Company’s

short-term facilities

as of

March 31,

2025, and

the movement

in the

Company’s

short-
term facilities from as of June 30, 2024 to as of March 31, 2025:

RMB RMB Nedbank RMB RMB RMB
GBF Other Facilities Connect Bridge Facility E Total
Short-term facilities available as of
March 31, 2025 $
38,195
$
5,487
$
8,531
$
-
$
-
$
-
$
52,213
Overdraft

38,195
-
-
-
-
-
38,195
Indirect and derivative facilities

-
5,487
8,531
-
-
-
14,018
Movement in utilized overdraft
facilities:

Restricted as to use for ATM
funding only
-
-
-
-
-
6,737
6,737
No restrictions as to use

-
-
-
9,351
-
-
9,351
Balance as of June 30, 2024
-
-
-
9,351
-
6,737
16,088
Utilized

23,489
-
-
5,655
41,150
23,894
94,188
Repaid
-
-
-
(14,627)
(39,205)
(31,028)
(84,860)
Foreign currency
adjustment (1)
61
-
-
(379)
(1,945)
397
(1,866)
Balance as of March 31, 2025
23,550
-
-
-
-
-
23,550
No restrictions as to use

$
23,550
$
-
$
-
$
-
$
-
$
-
$
23,550
Interest rate as of March 31, 2025
(%) (2)
10.50
N/A N/A N/A - N/A
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2024 $
-
$
1,821
$
116
$
-
$
-
$
-
$
1,937
Foreign currency adjustment
(1)
-
(17)
(1)
-
-
-
(18)
Balance as of March 31, 2025 $
-
$
1,804
$
115
$
-
$
-
$
-
$
1,919

(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.
(2) RMB GBF interest is set at prime less
0.50
%.
Interest expense incurred under

the Company’s South African short-term borrowings

and included in

the caption interest

expense
on the condensed consolidated statement of operations during the three months ended March 31,

2025 and 2024, was $
1.8

million and
$
0.6

million, respectively.

Interest expense

incurred under

the Company’s

South African

long-term borrowings

and included

in the
caption interest

expense on

the condensed

consolidated statement

of operations

during the

nine months

ended March

31, 2025

and
2024, was $
3.6

million and $
1.3

million, respectively.
The

Company

cancelled

Adumo’s

overdraft

arrangements

on

October

1,

2024,

and

settled

Adumo’s

outstanding

overdraft
balance of ZAR
20.0

million ($
1.1

million) on the

same day.

The repayment is

included in the

caption repayment

of bank overdraft
included on the Company’s unaudited

condensed consolidated statements of cash flows for the nine months ended

March 31, 2025.

9.

Borrowings (continued)
Movement in long-term borrowings
Summarized below is

the movement in

the Company’s

long-term borrowing from

as of as of

June 30, 2024

to as of March

31,
2025:

Facilities
Lesaka A Lesaka B
Connect
Asset
backed

CCC
(6)
Lesaka
G & H
Connect
A&B Total
Included in current $
-
$
-
$
3,878
$
11,841
$
-
$
-
$
15,719
Included in long-term
-
-
4,501
-
56,151
66,815
127,467
Opening balance as of June
30, 2024
-
-
8,379
11,841
56,151
66,815
143,186
Facilities utilized
116,652
54,112
2,619
5,091
11,022
-
189,496
Facilities repaid
-
-
(3,299)
(554)
(60,245)
(65,910)
(130,008)
Non-refundable fees paid
970
-
-
-
-
-
970
Non-refundable fees
amortized
39
-
-
21
116
32
208
Capitalized interest
-
-
-
-
5,033
-
5,033
Capitalized interest repaid
-
-
-
-
(11,077)
-
(11,077)
Foreign currency
adjustment
(1)
(1,393)
382
(106)
(54)
(1,000)
(937)
(3,108)
Closing balance as of
March 31, 2025
116,268
54,494
7,593
16,345
-
-
194,700
Included in current
-
8,174
3,569
16,345
-
-
28,088
Included in long-term
116,268
46,320
4,024
-
-
-
166,612
Unamortized fees
(1,206)
-
-
-
-
-
(1,206)
Due within 2 years
-
10,899
2,665
-
-
-
13,564
Due within 3 years
-
16,348
1,047
-
-
-
17,395
Due within 4 years
117,474
19,073
301
-
-
-
136,848
Due within 5 years $
-
$
-
$
11
$
-
$
-
$
-
$
11
Interest rates as of March 31,
2025 (%):
10.81
10.71
11.75
11.95
- -
Base rate (%)
7.56
7.56
11.00
11.00
- -
Margin (%)
3.25
3.15
0.75
0.95
- -
Footnote number (2) (3) (4) (5)
(1) Represents the effects of the fluctuations between the

ZAR and the U.S. dollar.
(2) Interest

on Facility

A and Facility

B is based

on the JIBAR

in effect

from time

to time

plus an

initial margin

of
3.25
% per
annum until June 30, 2025. From July 1,

2025, the margin on Facility A will

be determined with reference to the Net Debt

to EBITDA
Ratio, and the

margin will be either

(i)
3.25
%, if the Net

Debt to EBITDA Ratio

is greater than or

equal to 2.5 times;

or (ii)
2.5
%, if
the Net Debt to EBITDA Ratio is less than 2.5 times.

(3) Interest on

Facility B is calculated

based on JIBAR from

time to time plus

an initial margin

of
3.15
% per annum

until June
30, 2025. From

July 1, 2025,

the margin

on Facility B

will be determined

with reference to

the Net Debt

to EBITDA Ratio,

and the
margin will be either (i)
3.15
%, if the Net Debt to EBITDA Ratio is greater than or equal

to 2.5 times; or (ii)
2.4
%, if the Net Debt to
EBITDA Ratio is less than 2.5 times.
(4) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
(5) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
(6) Amounts presented as of June 30, 2024, have been revised, refer to Note 1 for additional information. The amount as of June
30, 2024, was incorrectly classified as long-term borrowings, instead of as current portion of long-term borrowings.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended March 31,

2025 and 2024, was $
4.4

million and
$
4.0

million, respectively. Prepaid facility fees amortized

included in interest expense during the three months ended March 31, 2025 and 2024, respectively,

were $
0.1

million and $
0.1

million, respectively.

Interest expense incurred

under the Company’s

K2020 and
CCC facilities

relates to

borrowings utilized

to fund

a portion of

the Company’s

merchant finance

loans receivable

and this

interest
expense

of $
0.4

million

and $
0.4

million,

respectively,

is included

in the

caption

cost of

goods

sold, IT

processing,

servicing

and
support on the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.

9.

Borrowings (continued)
Movement in long-term borrowings (continued)
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the

condensed consolidated

statement of

operations during

the nine

months ended

March 31,

2025 and

2024, was

$
12.9

million
and $
12.1

million, respectively.

Prepaid facility fees amortized

included in interest expense during

the nine months ended March

31,
2025 and 2024,

respectively,

were $
0.2

million and $
0.3

million, respectively.

Interest expense incurred

under the Company’s

CCC
facilities relates to borrowings utilized to fund a portion of the Company’s merchant finance loans receivable and this interest expense of $
1.2

million and $
1.1

million, respectively,

is included

in the caption

cost of goods

sold, IT processing,

servicing and support

on
the condensed consolidated statement of operations for the nine months ended March 31, 2025 and 2024.
The Company

cancelled Adumo’s

long-term borrowings

arrangements on

October 1,

2024, and

settled Adumo’s

outstanding
balances

of ZAR
126.7

million

($
7.2

million) on

the same

day.

The repayment

is included

in the

caption

repayment of

long-term
borrowings included on the Company’s unaudited

condensed consolidated statements of cash flows for the nine months ended March
31, 2025.
10.

Other payables
Summarized below is the breakdown of other payables as of March

31, 2025, and June 30, 2024:

March 31, June 30,
2025 2024
Vendor

wallet balances
$
15,897
$
14,635
Accruals
11,139
7,173
Provisions
6,572
7,442
Clearing accounts
6,347
17,124
Income received in advance
3,468
1
Value

-added tax payable
3,394
1,191
Deferred consideration due to seller of Recharger

(Note 2)
1,127
-
Interest payable (Note 9)
1,679
151
Payroll-related payables
1,604
922
Participating merchants' settlement obligation
2
1
Other
6,420
7,411
$
57,649
$
56,051
Income received in

advance and

interest payable as

of June

30, 2024, were

previously included in

Other and

have been reclassified
to separate captions to conform with presentation as of March 31, 2025.
Other includes deferred income, client deposits and other payables.
11.

Capital structure
Issue of shares to Connect sellers pursuant to April 2022 transaction
The total purchase consideration pursuant to the Connect

acquisition in April 2022 includes
3,185,079

shares of the Company’s
common stock. These shares of

common stock will be issued

in three equal tranches

on each of the

first, second and third

anniversaries
of the

April 14,

2022 closing.

The Company

legally issued
1,061,693

shares of

its common

stock, representing

the third

tranche, to
the Connect sellers

in April 2025,

and this had

no impact on

the number of

shares, net of

treasury, presented in the unaudited

condensed
consolidated statement of changes

in equity during the nine months ended March 31, 2025 because the
3,185,079

shares are included
in the number of shares, net of treasury,

as of June 30, 2024, and March 31, 2025.
October 2024 repurchase of common stock

and issue of shares in Recharger transaction
On October

1, 2024,

the Company,

through Lesaka

SA, and

Crossfin Holdings

entered into

a share

purchase agreement

under
which Lesaka SA purchased
2,601,410

of the
3,587,332

Consideration Shares for ZAR
207.2

million ($
12.0

million). The transaction
was settled in early October 2024, and the shares of the Company’s common stock repurchased have been included in the Company’s treasury shares included

in its unaudited condensed

consolidated statement of

changes in equity

for the three and

nine months ended
March 31, 2025, respectively.

The repurchase was made outside of the Company’s

$
100

million share repurchase authorization.
The Company, through Lesaka SA, issued
1,092,361

of the
2,601,410

shares of the Company’s common stock to

the Seller under
the terms of Recharger Purchase Agreement described in Note 2. The Company recognized a gain of $
0.4

million on issuance of these
which is included in the caption additional paid-in-capital in the unaudited condensed consolidated statement of changes in equity for
the three and nine months ended March 31, 2025, respectively.

11.

Capital structure (continued)
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
The following table presents a

reconciliation between the number of

shares, net of treasury, presented in the

unaudited condensed
consolidated statement of changes in equity during the nine months ended March 31, 2025 and 2024, respectively,

and the number of
shares, net of treasury,

excluding non-vested equity shares that have not vested as of March 31, 2025 and 2024,

respectively:

March 31, March 31,
2025 2024
Number of shares, net of treasury:
Statement of changes in equity

81,278,900
64,466,830
Less: Non-vested equity shares that have not vested as of end of period
2,816,172
3,131,469
Number of shares, net of treasury,

excluding non-vested equity shares that have not
vested

78,462,728
61,335,361
12.

Accumulated other comprehensive loss
The table

below presents

the change

in accumulated

other comprehensive

loss per

component

during the

three months

ended
March 31, 2025:

Three months ended
March 31, 2025
Accumulated
foreign
currency
translation
reserve Total
Balance as of January 1, 2025 $
(199,969)
$
(199,969)
Movement in foreign currency translation reserve

6,170
6,170
Balance as of March 31, 2025 $
(193,799)
$
(193,799)
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
March 31, 2025:

Nine months ended
March 31, 2025
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2024 $
(188,355)
$
(188,355)
Release of foreign currency translation reserve related to liquidation of subsidiaries
6
6
Movement in foreign currency translation reserve

(5,450)
(5,450)
Balance as of March 31, 2025 $
(193,799)
$
(193,799)
The table

below

presents the

change

in accumulated

other comprehensive

loss per

component

during

the

nine

months ended
March 31, 2024:

a Nine months ended
March 31, 2024
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2023 $
(195,726)
$
(195,726)
Release of foreign currency translation reserve related to disposal of Finbond equity securities
1,543
1,543
Movement in foreign currency translation reserve related to equity

-accounted investment
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
There were
no

reclassifications from accumulated other comprehensive loss to net loss during the three months ended March 31,
2025 and 2024. During the

nine months ended March

31, 2025, the Company reclassified

a loss of $
0.006

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
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for the nine months ended March 31, 2025 and 2024:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
Granted - December 2024
350,000
6.00
2.00
433
1.24
Granted - December 2024
250,000
8.00
2.00
177
0.71
Granted - January 2025
100,000
8.00
2.00
71
0.71
Granted - January 2025
150,000
11.00
2.00
107
0.71
Granted - January 2025
150,000
14.00
2.00
123
0.82
Exercised
(36,345)
3.02
-
70
-
Forfeited
(13,333)
11.23
- -
8.83
Outstanding - March 31, 2025
5,868,570
8.71
3.79
886
1.20
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
Granted – December 2023
500,000
3.50
5.17
880
1.76
Exercised
(23,217)
1.20
-
14
-
Forfeited
(195,739)
3.93
- -
1.39
Outstanding - March 31, 2024
954,318
4.03
5.24
45
1.78
The Company awarded
400,000

stock options to an executive officer during the three months ended

March 31, 2025 with strike
prices ranging from $
8

to $
14
, and an aggregate of
1,000,000

stock options during the nine months ended March 31, 2025 with strike prices ranging

from $
6

to $
14
. These

stock options,

together with

the
600,000

that were

awarded

in December

2024, will

vest on
December 31, 2026,

and vesting is subject

to the executive officers

continued employment with

the Company through

to the vesting
date. The
1,000,000

stock options expire on January 31, 2029. The Company awarded
500,000

stock options to Ali Mazanderani, the
Company’s

Executive Chairman,

during the

nine months

ended March

31, 2024.

These options

vested in

December 2024,

but may
only be sold during a

period commencing from January

31, 2028 to January 31, 2029.

In March 2025, the Company’s

Remuneration
Committee amended the exercise

terms of the
500,000

stock options from

being exercisable during a

period commencing from January
31, 2028 to January

31, 2029, to being

exercisable from March

2025, however,

any stock options exercised

may only be sold

during
a period commencing from January 31, 2028 to January 31, 2029.
During the three and nine

months ended March 31,

2025, the Company received $
0.06

million and $
0.1

million from the exercise
of
19,331

and
36,345

stock options,

respectively.

During the

three and

nine months

ended March

31, 2024,

the Company

received
$
0.05

million and $
0.07

million from the exercise of
15,832

and
23,217

stock options, respectively. Employees forfeited an aggregate of
13,333

stock options

during each

of the

three and

nine months

ended March

31, 2025.

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
,
1095

and
1460
-
day volatility (as applicable).

The estimated expected life of the option was determined based on the historical behavior of employees who were granted options with similar terms.

13.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Options (continued)
The table below presents the range

of assumptions used to value stock options

granted during the nine months

ended March 31,
2025 and 2024:

Nine months ended
March 31,
2025 2024
Expected volatility

43
%
56
%
Expected dividends

0
%
0
%
Expected life (in years)

2
5
Risk-free rate

4.3
%
2.1
%
The following table presents stock options vested and expected to vest as of

March 31, 2025:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - March 31, 2025
5,868,570
8.71
3.79
886
These options have an exercise price range of $
3.01

to $
14.00
.
The following table presents stock options that are exercisable as of March

31, 2025:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - March 31, 2025
387,901
4.58
4.91
285
During the

three months

ended March

31, 2025

and 2024,

respectively,
26,982

and
28,569

stock options

became exercisable.
During the

nine months

ended March

31, 2025

and 2024,

respectively,
26,982

and
116,063

stock options

became exercisable.

The
Company issues new shares to satisfy stock option exercises.

13.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2025 and 2024:

Number of
shares of
restricted stock
Weighted
average grant
date fair value
($’000)
Non-vested – June 30, 2024
2,084,946
8,736
Total granted
1,396,110
5,204
Granted – August 2024
32,800
154
Granted – October 2024
100,000
490
Granted – November 2024, with performance conditions
1,198,310
4,206
Granted – January 2025
65,000
354
Total vested
(556,641)
2,865
Vested

– July 2024
(78,801)
394
Vested

– November 2024
(213,687)
1,134
Vested

– November 2024, with performance conditions
(103,638)
524
Vested

– December 2024
(77,306)
417
Vested

– February 2025
(13,922)
68
Vested

– March 2025
(69,287)
328
Forfeitures
(108,243)
537
Non-vested – March 31, 2025
2,816,172
10,955
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

– December 2023
(67,073)
234
Vested

– February 2023
(14,811)
53
Vested

– March 2023
(69,286)
256
Forfeitures
(77,668)
278
Non-vested – March 31, 2024
3,131,469
13,434
Grants
In

August

2024,

October

2024

and

January

2025,

respectively,

the

Company

granted
32,800
,
100,000

and
65,000

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

September 30, 2027 is
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
150

employees, which

are subject to

the employees

continued employment

with the

Company through

the applicable

vesting dates.
The Company also awarded
225,000

shares of restricted stock

to an executive officer

in October 2023, which

vest on June 30, 2025,
except if the executive officer

is terminated for cause, in

which case the award will be

forfeited. In January 2024 and

February 2024,
the Company awarded
56,330

and
9,195
, respectively, shares of restricted

stock with time-based vesting conditions to employees.
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
The Company has agreed

to grant an advisor
5,500

shares per month in

lieu of cash for services

provided to the Company.

The
Company and

the advisor have

agreed that the

Company will issue

the shares to

the advisor,

in arrears, on

a quarterly basis.

During
the three and nine months ended March 31, 2025, the Company recorded a stock-based compensation charge of $
0.1

million and $
0.3
million,

respectively,

and

included

the issuance

of
16,500

and
49,500

shares of

common stock

in its

issued

and

outstanding

share
count.
Vesting
In July 2024,
78,801

shares of restricted

stock granted to Mr. Meyer, our former

Group CEO, vested. In

November 2024,
103,638
shares of restricted

stock with

performance conditions (share

price targets) vested

following the

achievement of the

agreed performance
condition. In November,

December 2024, February 2025 and March

2025, an aggregate of
374,202

shares of restricted stock granted
to employees vested. Certain employees elected

for
137,809

shares to be withheld to

satisfy the withholding tax liability on

the vesting
of their shares. These
137,809

shares have been included in the Company’s

treasury shares.
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

13.

Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Forfeitures
During

the

three

and

nine

months

ended

March

31,

2025,

respectively,

employees

forfeited
67,922

and
108,243

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
The Company recorded a

stock-based compensation charge, net,

excluding charges related to

the post-combination compensation
charges discussed in Note 2, during the

three months ended March 31, 2025 and 2024, of $
2.5

million and $
2.1

million, respectively,
which comprised:

Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended March 31, 2025
Stock-based compensation charge

$
2,531
$ - $
2,531
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(34)
-
(34)
Total - three months

ended March 31, 2025
$
2,497
$ - $
2,497
Three months ended March 31, 2024
Stock-based compensation charge

$
2,202
$ - $
2,202
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(112)
-
(112)
Total - three months

ended March 31, 2024
$
2,090
$ - $
2,090
The Company recorded a

stock-based compensation charge, net,

excluding charges related to

the post-combination compensation
charges discussed

in Note 2,

during the nine

months ended March

31, 2025 and

2024, of $
7.5

million and $
5.7

million respectively,
which comprised:

a
Total

charge

Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Nine months ended March 31, 2025
Stock-based compensation charge

$
7,563
$ - $
7,563
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(45)
-
(45)
Total - nine months

ended March 31, 2025
$
7,518
$ - $
7,518
Nine months ended March 31, 2024
Stock-based compensation charge

$
5,782
$ - $
5,782
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(129)
-
(129)
Total - nine months

ended March 31, 2024
$
5,653
$ - $
5,653

13.

Stock-based compensation (continued)
The stock-based compensation charges

have been allocated to selling,

general and administration based

on the allocation of the
cash compensation paid to

the relevant employees. Stock-based compensation

charge of $
1.0

million related to the post-combination
compensation charges discussed

in Note 2 are included

in the caption transaction

costs related to Adumo

and Recharger acquisitions
and

certain

compensation

costs

included

on

the

unaudited

condensed

consolidated

statement

of

operations

for

the

three

and

nine
months ended March 31,

2025. These stock-based charges are

classified as cash settled

awards and are

in in other

payables as of March
31, 2025, refer to Note 10.

As of March 31, 2025,

the total unrecognized compensation

cost related to stock options

was $
3.1

million, which the Company
expects to

recognize over
one and half years
. As

of March

31, 2025,

the total

unrecognized compensation

cost related

to restricted
stock awards was $
5.8

million, which the Company expects to recognize over
two years
.
During the three months ended March 31, 2025 and 2024, the Company recorded a deferred tax benefit of $
0.3

million and $
0.2
million,

respectively,

related

to the

stock-based

compensation

charge

recognized

related to

employees

of Lesaka.

During

the

nine
months ended March 31, 2025 and

2024, the Company recorded a deferred

tax benefit of $
0.8

million and $
0.5

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

and nine months ended March 31, 2025

and 2024. Accordingly,

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
2025 and

2024, reflects

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
as the

stock options

do not

contain non-forfeitable

dividend rights.

The Company

has excluded

employee stock

options to

purchase
198,203

and
34,798

shares of common

stock from the calculation

of diluted loss per

share during the

three months ended March

31,
2025 and 2024 because the effect would be antidilutive. The Company has excluded employee stock options to purchase
206,068

and
42,770

shares of common stock from the calculation of diluted loss

per share during the nine months ended March 31, 2025 and

2024,
because the effect would be antidilutive.
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
2025 2024 2025 2024
(in thousands except (in thousands except
percent and percent and
per share data) per share data)
Numerator:
Net loss attributable to Lesaka $
(22,058)
$
(4,047)
$
(58,734)
$
(12,405)
Undistributed loss
(22,058)
(4,047)
(58,734)
(12,405)
Percent allocated to common shareholders
(Calculation 1)
96%
96%
96%
95%
Numerator for loss per share: basic and diluted $
(21,262)
$
(3,868)
$
(56,616)
$
(11,816)
Denominator
Denominator for basic (loss) earnings per share:
weighted-average common shares outstanding
78,347
60,990
69,724
60,134
Effect of dilutive securities:
Denominator for diluted (loss) earnings
per share: adjusted weighted average
common shares outstanding and assuming
conversion
78,347
60,990
69,724
60,134
Loss per share:
Basic

$
(0.27)
$
(0.06)
$
(0.81)
$
(0.20)
Diluted

$
(0.27)
$
(0.06)
$
(0.81)
$
(0.20)
(Calculation 1)
Basic weighted-average common shares
outstanding (A)

78,347
60,990
69,724
60,134
Basic weighted-average common shares
outstanding and unvested restricted shares
expected to vest (B)

81,282
63,805
72,333
63,134
Percent allocated to common shareholders

(A) / (B)

96%
96%
96%
95%
Options to

purchase
5,143,500

shares of

the Company’s

common stock

at prices

ranging from

$
6.00

to $
14.00

per share

were
outstanding during the

three and

nine months ended

March 31,

2025, but were

not included in

the computation of

diluted (loss)

earnings
per share because the

options’ exercise price was

greater than the average

market price of the Company’s

common stock. Options to
purchase
742,543

shares of the Company’s

common stock at prices

ranging from $
3.50

to $
11.23

per share were outstanding

during
the three and nine months ended March 31, 2024, respectively, but were not included in the computation of diluted (loss) earnings per share because

the options’

exercise price

was greater

than the

average market

price of

the Company’s

common stock.

The options,
which expire at various dates through February 3, 2032, were still outstanding as of March 31, 2025.
15.

Supplemental cash flow information
The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2025 and 2024:

Three months ended Nine months ended
March 31, March 31,
2025 2024 2025 2024
Cash received from interest

$
641
$
624
$
1,938
$
1,551
Cash paid for interest

$
2,809
$
3,464
$
10,322
$
12,697
Cash paid for income taxes

$
505
$
88
$
3,713
$
3,498

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
be drawn

and is

considered

restricted as

to use

and therefore

is classified

as restricted

cash as

well. Refer

to Note

9 for

additional
information regarding the

Company’s facilities. The following

table presents the

disaggregation of cash,

cash equivalents and

restricted
cash as of March 31, 2025 and 2024, and June 30, 2024:

March 31,
2025
March 31,
2024 June 30, 2024
Cash and cash equivalents $
71,008
$
55,223
$
59,065
Restricted cash
115
4,383
6,853
Cash, cash equivalents and restricted cash $
71,123
$
59,606
$
65,918
Leases
The following table presents supplemental

cash flow disclosure related to leases

for the three and nine months

ended March 31,
2025 and 2024:

Three months ended Nine months ended
March 31, March 31,
2025

2024

2025

2024

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from operating leases $
1,256
$
853
$
3,472
$
2,225
Right-of-use assets obtained in exchange for lease
obligations
Operating leases $
2,411
$
718
$
3,629
$
2,601
16.

Revenue recognition
Disaggregation of revenue
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended March 31, 2025:

Merchant Consumer Enterprise Total
Processing fees $
34,431
$
7,583
$
6,581
$
48,595
South Africa
32,673
7,583
6,581
46,837
Rest of Africa
1,758
-
-
1,758
Technology

products
5,863
29
971
6,863
South Africa
5,790
29
971
6,790
Rest of Africa
73
-
-
73
Prepaid airtime sold
59,352
26
1,556
60,934
South Africa
52,682
26
1,556
54,264
Rest of Africa
6,670
-
-
6,670
Lending revenue
-
8,143
-
8,143
Interest from customers
1,793
504
-
2,297
Insurance revenue
-
5,170
-
5,170
Account holder fees
-
1,791
-
1,791
Other
998
850
29
1,877
South Africa
944
850
29
1,823
Rest of Africa
54
-
-
54
Total revenue, derived

from the following geographic
locations
102,437
24,096
9,137
135,670
South Africa
93,882
24,096
9,137
127,115
Rest of Africa
$
8,555
$
-
$
-
$
8,555

16.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended March 31, 2024:

Merchant Consumer Enterprise Total
Processing fees $
21,944
$
6,353
$
6,738
$
35,035
South Africa
20,417
6,353
6,738
33,508
Rest of Africa
1,527
-
-
1,527
Technology

products
562
8
1,233
1,803
South Africa
518
8
1,233
1,759
Rest of Africa
44
-
-
44
Prepaid airtime sold
86,184
83
1,401
87,668
South Africa
81,083
83
1,401
82,567
Rest of Africa
5,101
-
-
5,101
Lending revenue
-
6,229
-
6,229
Interest from customers
1,553
-
-
1,553
Insurance revenue
-
3,178
-
3,178
Account holder fees
-
1,560
-
1,560
Other
604
493
71
1,168
South Africa
551
493
71
1,115
Rest of Africa
53
-
-
53
Total revenue, derived

from the following geographic
locations
110,847
17,904
9,443
138,194
South Africa
104,122
17,904
9,443
131,469
Rest of Africa
$
6,725
$
-
$
-
$
6,725
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the nine months ended March 31, 2025:

Merchant Consumer Enterprise Total
Processing fees $
97,433
$
22,975
$
18,918
$
139,326
South Africa
92,010
22,975
18,918
133,903
Rest of Africa
5,423
-
-
5,423
Technology

products
15,829
96
3,449
19,374
South Africa
15,619
96
3,449
19,164
Rest of Africa
210
-
-
210
Prepaid airtime sold
211,158
66
4,794
216,018
South Africa
191,829
66
4,794
196,689
Rest of Africa
19,329
-
-
19,329
Lending revenue
-
22,475
-
22,475
Interest from customers
5,079
624
-
5,703
Insurance revenue
-
14,378
-
14,378
Account holder fees
-
5,255
-
5,255
Other
3,197
2,228
80
5,505
South Africa
3,029
2,228
80
5,337
Rest of Africa
168
-
-
168
Total revenue, derived

from the following geographic
locations
332,696
68,097
27,241
428,034
South Africa
307,566
68,097
27,241
402,904
Rest of Africa
$
25,130
$
-
$
-
$
25,130

16.

Revenue recognition (continued)
Disaggregation of revenue (continued)
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the nine months ended March 31, 2024:

Merchant Consumer Enterprise Total
Processing fees $
67,254
$
18,261
$
19,992
$
105,507
South Africa
62,911
18,261
19,992
101,164
Rest of Africa
4,343
-
-
4,343
Technology

products
1,630
39
5,405
7,074
South Africa
1,496
39
5,405
6,940
Rest of Africa
134
-
-
134
Prepaid airtime sold
263,040
176
3,817
267,033
South Africa
248,183
176
3,817
252,176
Rest of Africa
14,857
-
-
14,857
Lending revenue
-
17,188
-
17,188
Interest from customers
4,526
-
-
4,526
Insurance revenue
-
8,686
-
8,686
Account holder fees
-
4,430
-
4,430
Other
2,028
1,411
293
3,732
South Africa
1,876
1,411
293
3,580
Rest of Africa
152
-
-
152
Total revenue, derived

from the following geographic
locations
338,478
50,191
29,507
418,176
South Africa
318,992
50,191
29,507
398,690
Rest of Africa
$
19,486
$
-
$
-
$
19,486
17.

Leases
The

Company

has

entered

into leasing

arrangements

classified

as operating

leases under

accounting

guidance.

These leasing
arrangements relate primarily

to the lease of

its corporate head office,

administration offices and

branch locations through

which the
Company operates

its consumer

business in

South Africa.

The Company’s

operating leases

have remaining

lease terms

of between
one

and
five years
. The Company also operates parts

of its consumer business from

locations which it leases for a period

of less than
one year
. The Company’s

operating lease expense

during the three

months ended March

31, 2025 and

2024 was $
1.3

million and $
0.9

million, respectively.

The Company’s operating

lease expense during the nine

months ended March 31, 2025 and 2024

was $
3.5
million and $
2.2

million, respectively.
The

Company

has

also

entered

into

short-term

leasing

arrangements,

primarily

for

the

lease

of

branch

locations

and

other
locations,

to operate its consumer

business in South Africa.

The Company’s

short-term lease expense during

the three months ended
March 31, 2025 and 2024, was $
1.1

million and $
0.9

million, respectively. The Company’s

short-term lease expense during the nine
months ended March 31, 2025 and 2024, was $
3.4

million and $
2.8

million, respectively.
The following table presents supplemental balance

sheet disclosure related to the

Company’s right-of-use assets and its operating
lease liabilities as of March 31, 2025 and June 30, 2024:

March 31, June 30,
2025 2024
Right of use assets obtained in exchange for lease obligations:
Weighted average

remaining lease term (years)
2.8
3.1
Weighted average

discount rate (percent)
9.6
10.5

17.

Leases (continued)
The maturities of the Company’s

operating lease liabilities as of March 31, 2025, are presented below:

Maturities of operating lease liabilities
Year

ended June 30,
2025 (excluding nine months to March 31, 2025) $
1,578
2026
4,259
2027
2,841
2028
1,881
2029
742
Thereafter
256
Total undiscounted

operating lease liabilities
11,557
Less imputed interest
1,610
Total operating lease liabilities,

included in
9,947
Operating lease liability - current
3,814
Operating lease liability - long-term $
6,133
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

Executive Chairman. During the second quarter of fiscal 2025, he

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

and
(iii) Enterprise, which comprises large-scale corporate and government organizations, including but not limited to banks, mobile network operators (“MNOs”) and municipalities, and, through Recharger, landlords utilizing Recharger’s prepaid electricity metering
solution.
Reallocation of certain activities among operating segments in Q2

2025
The

change

in

our

operating

segments

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

of alternative digital

payments (select prepaid

solutions, supplier-
enabled payments,

international money

transfer and other)

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
the collection,

transmittal and

retrieval of

all transaction

data. Through

Recharger,

Enterprise offers

landlords access

to Recharger’s
prepaid

electricity

metering

solution

through which

Enterprise

earns

commission

revenue

from

prepaid

electricity

voucher

sales

to
tenants recharging prepaid meters. This segment also includes sales of hardware and licenses to customers. Hardware includes the sale of

POS

devices,

SIM

cards

and

other

consumables

which

can

occur

on

an

ad

hoc

basis.

Licenses

include

the

right

to

use

certain
technology developed by the Company.
The reconciliation of the reportable segment’s revenue to revenue from external customers for the three months ended March 31,
2025 and 2024, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
103,001
$
564
$
102,437
Consumer
24,096
-
24,096
Enterprise
9,444
307
9,137
Total for the three

months ended March 31, 2025
$
136,541
$
871
$
135,670
Merchant
$
111,801
$
954
$
110,847
Consumer
17,904
-
17,904
Enterprise
11,322
1,879
9,443
Total for the three

months ended March 31, 2024
$
141,027
2,833
138,194
The reconciliation of the reportable segment’s revenue to revenue from external customers for the nine months ended March 31,
2025 and 2024, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
Merchant
$
334,442
$
1,746
$
332,696
Consumer
68,097
-
68,097
Enterprise
30,259
3,018
27,241
Total for the nine

months ended March 31, 2025
$
432,798
$
4,764
$
428,034
Merchant
$
341,044
$
2,566
$
338,478
Consumer
50,191
-
50,191
Enterprise
32,710
3,203
29,507
Total for the nine

months ended March 31, 2024
$
423,945
$
5,769
$
418,176

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

ended March 31, 2025.

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
The reconciliation of the reportable segments’ measure of profit or loss to loss before income taxes for the three and nine months
ended March 31, 2025 and 2024, is as follows:

Three months ended Nine months ended
March 31, March 31,
2025 2024 2025 2024
Reportable segments' measure of profit or loss

$
14,569
$
11,902
$
41,511
$
32,710
Operating loss: Group costs
(1,772)
(2,199)
(7,541)
(6,032)
Once-off costs
(2,306)
(907)
(4,599)
(169)
Interest adjustment
890
-
2,478
-
Unrealized Gain (Loss) FV for currency adjustments
114
(121)
(102)
(101)
Stock-based compensation charge adjustments
(2,497)
(2,090)
(7,518)
(5,653)
Depreciation and amortization
(8,429)
(5,791)
(22,928)
(17,460)
Loss on disposal of equity-accounted investments
-
-
(161)
-
Change in fair value of equity securities
(20,421)
-
(54,152)
-
Reversal of allowance of EMI doubtful debt
-
-
-
250
Interest income

645
628
1,952
1,562
Interest expense

(5,777)
(4,581)
(16,983)
(14,312)
Loss before income tax expense $
(24,984)
$
(3,159)
$
(68,043)
$
(9,205)

18.

Operating segments (continued)
Operating segments (continued)
The following

tables summarize

supplemental

segment information

for the

three and

nine months

ended March

31, 2025

and
2024:

Three months ended Nine months ended
March 31, March 31,
2025 2024 2025 2024
Revenues
Merchant $
103,001
$
111,801
$
334,442
$
341,044
Consumer
24,096
17,904
68,097
50,191
Enterprise
9,444
11,322
30,259
32,710
Total reportable segment

revenue
136,541
141,027
432,798
423,945
Segment Adjusted EBITDA
Merchant
(1)(2)
8,103
7,420
25,976
21,827
Consumer
(1)(2)
6,333
3,757
15,071
8,452
Enterprise
(2)
133
725
464
2,431
Total Segment Adjusted

EBITDA
14,569
11,902
41,511
32,710
Depreciation and amortization
Merchant
3,111
1,957
8,365
5,861
Consumer
255
179
692
527
Enterprise
89
93
283
308
Subtotal: Operating segments

3,455
2,229
9,340
6,696
Group costs
4,974
3,562
13,588
10,764
Total

8,429
5,791
22,928
17,460
Expenditures for long-lived assets
Merchant
2,686
2,802
12,355
7,538
Consumer
120
146
688
312
Enterprise
11
(5)
57
100
Subtotal: Operating segments

2,817
2,943
13,100
7,950
Group costs
-
-
-
-
Total

$
2,817
$
2,943
$
13,100
$
7,950
(1) Segment Adjusted EBITDA for the three months ended

March 31, 2025, includes retrenchment and reorganization

costs for
Merchant

of

$
0.7

million

(ZAR
12.9

million)

and

Enterprise

of

$
0.3

million

(ZAR
5.4

million).

Segment

Adjusted

EBITDA

for
Consumer includes retrenchment costs of $
0.01

million (ZAR
0.1

million) for the three months ended March 31, 2024.

(2) Segment Adjusted

EBITDA for the nine

months ended March

31, 2025, includes retrenchment

and reorganization costs

for
Merchant of $
0.7

million (ZAR
12.9

million), Consumer of $
0.1

million (ZAR
1.5

million) and Enterprise

of $
0.3

million (ZAR
5.6
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
For the three and

nine months ended March 31,

2025, the Company’s effective tax rate was

impacted by the tax expense

recorded
by the Company’s

profitable South African operations, non-deductible

expenses (including transaction-related expenditures)

,

the on-
going losses

incurred by

certain of

the Company’s

South African

businesses, a

valuation allowance

created related

to the fair

value
adjustment to MobiKwik,

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

ended March

31, 2025

and June

30, 2024,

the Company

had
no

unrecognized tax

benefits. The

Company
files income

tax returns

mainly in

South Africa,

Botswana, Namibia

and in

the U.S.

federal jurisdiction.

As of March

31, 2025,

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

2025) thereby

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

2025) thereby

utilizing part

of the

Company’s

short-term

facilities. The

Company

pays commission

of
between
0.47
% per annum to
1.84
% per annum of the face

value of these guarantees and does

not recover any of the commission from
third parties.
The Company

has not

recognized any

obligation related

to these

guarantees in

its consolidated

balance sheet

as of

March 31,
2025. The maximum

potential amount that

the Company could

pay under these

guarantees is ZAR
35.2

million ($
1.9

million, translated
at exchange rates applicable as

of March 31, 2025). As

discussed in Note 9, the

Company has ceded and

pledged certain bank accounts
to

Nedbank

as security

for

the guarantees

issued

by them

with

an

aggregate

value

of ZAR
2.1

million

($
0.1

million,

translated

at
exchange rates applicable as

of March 31, 2025). The guarantees

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

21.

Subsequent events
Lesaka ESOP Trust
On November 14, 2024, the Company announced that its shareholders voted on and approved the funding and issuance of shares
to the Lesaka ESOP Trust at its annual general meeting. The Lesaka Employee Share Ownership Plan (“ESOP”)

is designed to create
alignment

with

the

Company's

long-term

growth

objectives.

The

Lesaka

ESOP

Trust

is

also

expected

to

advance

the Company’s
transformation

initiatives

and

plays

an

important

role

in

improving

the

company’s

Broad-Based

Black

Economic

Empowerment
(“BBBEE”)

rating.

As

of

November

2024,

when

shareholders

approved

the

plan,

the

Company’s

employee

base

is

comprised

of
approximately
87
%

designated

groups

for

BBBEE

purposes.

Through

the

creation

of

a

broader

base

of

employee

ownership,

the
Company

is helping

to promote

economic

inclusion and

contribute

to transformation

in the

broader

South African

economy.

The
Lesaka ESOP Trust

is structured as

an evergreen

trust, ensuring

the permanence of

the plan and

allowing for the

inclusion of future
employees as the Company continues to grow.
The

Lesaka

ESOP

Trust

was

required

to

have

an

effective

holding

of
3
%

of

the

Company’s

issued

shares

at

the

date

of
implementation,

and in

February 2025,

the Company

issued
2,490,000

shares of

its common

stock to

the Lesaka

ESOP Trust.

The
subscription price

payable by

the Lesaka

ESOP Trust

for the

shares was

vendor funded

by the

Company through

a notional

vendor
funding (“NVF”)

structure whereby

the Company

provided

a notional

loan to the

Lesaka ESOP

Trust representing

the fair value

of
the shares, facilitating

the acquisition by

the Lesaka ESOP

Trust of

the shares without

requiring any upfront

payment by the

Lesaka
ESOP Trust except for the payment of a nominal value of $
0.001

per share. The NVF structure will achieve the

same economic effect
as a traditional

loan structure from

the Company to the

Lesaka ESOP Trust

to enable the Lesaka

ESOP Trust

to subscribe for

shares
in the Company, but without

any actual flow of funds from the Company to the Trust.

A notional amount on the date

of issue was ascribed to

each share that the Lesaka ESOP

Trust subscribed

for, which is equal

to
the fair market value

of one of the

Company shares of common

stock (which is the

amount the Lesaka ESOP

Trust would have

paid
for one of the Company’s shares in an ordinary course cash transaction with the Company) less a
10
% discount. The principal amount
on the NVF loan will

accrue interest at a fixed

rate of
3
% per annum. The NVF

will have a
five
-year term. The notional amount

was
not recognized in the Company’s financial statements because it represents a formula to

calculate the number of the

Company’s shares
of common stock to be returned by the Lesaka ESOP Trust

to the Company after
five years
.
On or about the 5 th

anniversary of the implementation date of the ESOP (“Maturity Date”), the Company will have the option to repurchase

a

portion

of

the

shares

held

by

the

Lesaka

ESOP

Trust

at

the

nominal

aggregate

amount

to

settle

the

total

NVF

loan
outstanding. The number of

shares to be repurchased will be

determined by using a formula

set out in the transaction

documents that
considers the total

NVF loan outstanding on

the Maturity Date

and the market

value of one

of the Company’s shares held

by the Lesaka
ESOP Trust. The purchase

consideration that would have been

payable for the shares the Company

will repurchase (which is the fair
market value the Company

would have paid for the shares

in an ordinary course cash transaction

with the Lesaka ESOP Trust

on the
Maturity Date) will be set off

against the total NVF loan outstanding.

After settlement of the NVF loan,
50
% of the remaining shares
held by the Lesaka ESOP Trust, if any,

will be distributed to eligible employees.
The Lesaka ESOP Trust will hold shares of

the Company’s common stock. The

Lesaka ESOP Trust will therefore be entitled to
receive its proportionate share of any

dividends and other distributions declared by the

Company to its shareholders and vote

its shares
held on matters requiring shareholder approval.
The Lesaka ESOP Trust

is administered by the

board of trustees made up

of
five

members nominated by the

Company’s Board
and the participants in the ESOP.

The Company’s Board

has the right to nominate
two

members to the board of trustees. The balance
of the trustees,
one

of which must be an independent trustee,

are nominated by the participants. The nominees

appointed to the board
of trustees may not be members of the Company’s Board or an officer as contemplated in Rule 16a-(f) of the Securities and Exchange
Act of 1934. The nominees of

the participants need to meet an election

criteria to be eligible for nomination which

requires participant
nominees to have been employed by the Group for a continuous and uninterrupted period of at least three years
. The trustees have the
discretion to determine how

the Lesaka ESOP Trust

should vote shares of the

Company common stock held on

matters requiring the
Company’s shareholder

s

approval. The decisions by the trustees are decided by a majority vote.
The Company

is responsible

for all

reasonable

operating expenses

incurred

by the

Lesaka ESOP

Trust

until such

time as

the
Lesaka ESOP Trust has sufficient

cash resources of its own to settle its operating expenses.

The Company controls the Lesaka
ESOP
Trust because

the Lesaka ESOP

Trust is

considered to

be a variable

interest entity

(“VIE”) in

which the Company

has a controlling
financial interest.

Accordingly,

the Lesaka

ESOP Trust

is consolidated

by the Company.

As the Lesaka

ESOP Trust

is consolidated
by the

Company,

the
2,490,000

shares of

the Company’s

common stock

held by

Lesaka ESOP

Trust

are accounted

for as

treasury
shares at the

nominal amount

of $
0.001

per share. Purchases

and sales of

the Company’s

common stock

between the

Company and
the Lesaka ESOP Trust will be recognized within equity with no profit or loss being recognized in the statement of operations on such
acquisition or disposal.

21.

Subsequent events (continued)
Lesaka ESOP Trust (continued)
Qualifying employees

were allocated A

and B units.

An A unit

represents

an option for

the employees to

acquire shares of

the
Company’s common stock in future. The A

unit represents an equity-settled share-based

payment, requiring the recognition of

a stock-
based compensation charge over a
five year

service period. The A units are

expected to be measured at their

grant date fair value using
a Black

Scholes valuation

model.

A B

unit represent

an employees’

entitlement

to cash

payments

based on

dividends paid

by the
Company to the Lesaka ESOP Trust, and consequently

distributions that the Lesaka ESOP Trust makes to qualifying employees who
are beneficiaries of the Lesaka ESOP Trust.

These payments represent an employee

benefit, requiring that the Company to recognize
an expense to the value of the payment made when each payment is made.
Initial

qualifying

employees

are

required

to

have

a

minimum

of
two years

service

with

the

Company,

with

criterion

being
determined on December 31, 2024. Initial qualifying employees received invitation and allocation notices on or around April 1, 2025.
As

employees

complete
two years
’

service

to

any

subsidiary

of

the

Company

they

will

become

eligible

for

consideration

as

a
beneficiary of the Lesaka ESOP Trust.

Qualifying employees include employees of recent acquisitions, including

Adumo.
On April 1,

2025, the Lesaka

ESOP Trust

awarded
2,030

qualifying employees
1,989,400

A units and
2,030

B units. Lesaka’s
closing price on the Nasdaq on April 1, 2025 was $
5.00

per share and each A unit was issued with an initial strike price of $
4.50

(the
closing price less

a
10
% discount) and is

expected to grow by
3
% per annum through

to April 1,

2030. The Company has

not calculated
the grant date fair value of these awards as of the date of filing this Quarterly Report on Form

10-Q on May 7, 2025.

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
Recent Developments
We
disclose our

financial results

across three

distinct operating

divisions:

Merchant, Consumer

and Enterprise.

Our evolving
integrated multi-product platform is organized around

addressing a number of customer needs.
Merchant Division
The Merchant Division (“Merchant”) serves merchants

and micro-merchants, combining existing Connect, Kazang and

Kazang
Insights (previously known as Touchsides)

operations as well as the bulk of Adumo, specifically merchant acquiring and software by
way of its GAAP hospitality platform. Combined, we believe the Lesaka offering is the most comprehensive in the market in meeting the needs of micro-

and medium-size businesses in the region, empowering merchants and micro-merchants to transact efficiently and
fulfill their potential.
Our integrated multi-product range provides merchants

with card acquiring, cash management,

lending, software and Alternative
Digital Payments (“ADP”). ADP includes

our pre-paid solutions and supplier

enabled payments (previously referred

to as our value-
added services).

Performance in Merchant has been driven by:

Merchant acquiring
Merchant acquiring includes 81,106 devices deployed under the Adumo,

Card Connect and Kazang brands.
Q3 2025 Q3 2024 Q3 2023
2025 vs
2024
Number of devices in deployment

81,106 50,211 42,012 62%
Total Throughput

for the quarter (ZAR billions)
9.9 3.9 3.2 154%
●
Q3 2025

is inclusive

of approximately

27,000 devices

deployed under

the Adumo

brand with

the Adumo

transaction
closing on October 1, 2024, the impact of which is not included in the prior period comparatives.

●
Throughput increased to ZAR

9.9 billion for the

quarter, driven mainly by the

inclusion of Adumo in

Q3 2025 and

lower
than historic year-on-year growth attributable to

Kazang Pay.

Software
Our

software

solutions

are offered

through GAAP.

GAAP has

operations

in South

Africa,

Botswana,

Kenya

and

clients in

a
further 21 countries. It

is the leading provider

of integrated point-of-sales software and

hardware to the hospitality

industry in Southern
Africa, serving clients such as KFC, McDonald’s,

Pizza Hut, Nando’s and Krispy

Kreme.
Q3 2025
Number of GAAP sites

9,640
Approximate ARPU per site (ZAR) (1)
3,360
(1) ARPU

is calculated

on a

revenue

per site

basis, as

monthly figure

based on

a three-month

rolling

average for

the quarter
ending March 31, 2025.
●
GAAP was acquired on October 1, 2024. The number of GAAP sites was 9,640 as of March 31, 2025.

●
Monthly ARPU

per site,

which combines

hardware, software

and acquiring

revenue, was

approximately ZAR

3,360,
representing a 7% year-on-year growth.
Cash management
Our cash management and

digitalization solutions effectively “puts the

bank” in 4,550

merchants’ stores enabling them

to deposit
their cash faster

and more safely

on our proprietary

Cash Connect vaults.

Our cash business remains

a vital product

in our merchant
offering and is a key differentiator for us

in the digitalization of cash. It

is a very apt point

of entry for such a cash-heavy

market where
many merchants deal

with the

burdens, costs and

risks of handling

large amounts of

cash. We provide robust

cash vaults

in the

merchant
sector (through Cash

Connect) and are

building a presence

in the

micro-merchant sector (through

Kazang Vaults) enables our merchant
customer base to mitigate their operational risks pertaining to cash management and security.
Q3 2025 Q3 2024 Q3 2023
2025 vs
2024
Number of devices in deployment 4,550 4,465 4,369 2%
Cash settlements (throughput) for the quarter (ZAR billions)
27.5 27.0 26.2 2%
Lending
Our lending solutions

are offered to

merchants through Capital

Connect and Adumo

Capital. Merchant lending

is an important
component in enabling the merchants we serve to compete

and grow.

Merchants can apply online and have access to funds within 24 hours. Adumo Capital is a joint venture with Retail Capital, a division of Tyme

Bank, with a 50:50 profit share.
Q3 2025 Q3 2024 Q3 2023
2025 vs
2024
Total credit disbursed

(ZAR millions)
(1) 332 219 194 52%
Total net loan book

size at period end (ZAR millions)
(1)
494 299 302 65%
(1) Amounts reflected above includes 100% of

Adumo Capital’s

credit disbursed and net loan book.
●
Q3 2025

is inclusive

of credit

disbursed

under

the Adumo

brand

with the

Adumo

transaction closing

on October

1,
2024, the impact of which is not included in the prior period comparatives.

●
We experienced significant growth in credit disbursed during the third quarter of fiscal 2025, driven by Capital Connect
disbursing ZAR 283 million in Q3 2025, compared with ZAR 139 million last quarter (Q2 2025) and ZAR 219 million a year ago (Q3 2024).
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

Q3 2025 Q3 2024 Q3 2023
2025 vs
2024
Number of devices in deployment 92,957 80,291 71,806 16%
Total throughput

for the quarter (ZAR billions)
10.6 8.3 7.5 28%
Pre-paid solutions throughput for the quarter (ZAR billions) 4.7 4.5 3.8 3%
Supplier enabled payments throughput for the quarter (ZAR
billions)
5.9 3.8 3.7 57%
●
We

had 92,957

devices deployed

as of March

31, 2025, representing

a 16% year-on-year

growth compared

to 80,291
devices as

of March

31, 2024.

Core to

our device

placement strategy

is the

decision to

focus on

quality business

and
optimizing our existing fleet, which is reflected in healthy throughput growth.
●
Total

throughput

increased

28%

to

ZAR

10.6

billion

year-on-year,

driven

by

a

57%

increase

in

supplier

enabled
payments.
Consumer Division

The

Consumer

Division

(“Consumer”)

offers

a

transactional

account,

loans

and

insurance.

Consumer

includes

our

EasyPay
Payouts platform (previously known as

Adumo Payouts) where we

service consumers who are corporate

employees and receive work-
related benefit payments from their employers through us.
We continue

to deliver against our strategic focus areas underpinning our growth strategy in Consumer

.

Q3 2025 Q3 2024 Q3 2023
2025 vs
2024
Transactional accounts

(banking) - EasyPay Everywhere
("EPE")
Total active EPE transactional

account base at quarter end
(millions)
1.7 1.5 1.3 16%
Total active EPE transactional

account base at quarter end -
Permanent grant recipients (millions) (1)
1.5 1.3 1.0 19%
Approximate Gross EPE account activations for the quarter -
Permanent grant recipients (number)
124,000 97,000 39,000 28%
Approximate Net EPE account activations for the quarter -
Permanent grant recipients (number) (1)
89,000 58,000 1,000 53%
Lending - EasyPay Loans
Approximate number of loans originated during the quarter
(number)
320,000 266,000 207,000 20%
Gross advances in the quarter (ZAR millions)
641 416 320 54%
Loan book size, before allowances, at quarter end (ZAR
millions)
(2)
808 509 398 59%
Insurance - EasyPay Insurance
Approximate number of insurance policies written in the quarter
(number)
55,000 46,000 36,000 20%
Total active insurance

policies on book at quarter end (number)
527,671 414,243 309,165 27%
Average revenue

per customer per month, as of March 31,
(permanent grant beneficiaries) (ZAR)
106 90 78 18%
EasyPay Payouts
Approximate number of active cardholders

230,000 - - nm
Approximate load value for the quarter (ZAR millions)
155 - - nm
(1) Source: SASSA

statistical reports portal (2025)

| Permanent grant customers per SASSA’s

monthly Social Assistance report
(March 31, 2025).
(2) Gross loan book, before

provisions.

●
Driving customer acquisition, supported by increased

focus on customer service
o
We

achieved approximately 124,000

gross account activations

in the quarter,

compared to approximately

97,000 a
year

ago

(Q3

2024)

and

99,000

last

quarter

(Q2

2025).

This

result

reflects

continued

growth

at

the

new

levels
achieved for the permanent base since

fiscal 2024, and the impact

of operational issues experienced at the

Post Bank
specific to this quarter.
o
After

accounting

for

churn,

net

active

account

growth

(
permanent

grant

customers

per

SASSA’s

monthly

Social
Assistance report

for March

31, 2025,

on the

SASSA statistical

reports

portal)
for the

quarter was

approximately
89,000 accounts, compared to approximately 58,000 in

the third quarter of

fiscal 2024, and 65 000 a

quarter ago (Q2
2025).

o
Our total

active EPE

transactional

account base

stood at

approximately

1.7 million

at the

end of

March 2025,

of
which

approximately

1.5

million

(or

approximately

90%)

are

permanent

grant

recipients

(
permanent

grant
customers

per

SASSA’s

monthly

Social

Assistance

report

for

March

31,

2025,

on

the

SASSA

statistical

reports
portal). The balance comprises Social Relief of Distress (“SRD”) grant recipients, which was introduced during the
COVID pandemic and extended by

another year in February

2025, to continue until March 2026, in its

current form.

o
Our priority

is to grow

our permanent

grant recipient

customers base,

where we

can build

deeper relationships

by
offering products such as insurance and lending. We

do not offer the same breadth of service to the SRD grant base due to the temporary nature of the grant.
●
Progress on cross

selling
EasyPay Loans

o
We

originated

approximately 320,000

loans during

the quarter,

with our

consumer

loan book,

before allowances
(“gross

book”),

increasing

59% to

ZAR 808

million

as of

March

31, 2025,

compared

to ZAR

509

million

as of
March 31, 2024.
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

o
The portfolio loss ratio, calculated as the loans written off over the last 12 months as a percentage of the total gross
loan book at

the end of

the quarter,

has remained stable

at approximately 6%

on an annualized

basis, compared

to
quarter three fiscal 2024.
EasyPay Insurance

o
Our insurance product sales continue to grow and

is a material contributor to the

improvement in our overall ARPU.
We

have been

able to improve

customer penetration

to approximately

35% of our

active permanent

grant account
base as of

March 31, 2025,

compared to 32%

as of March

31, 2024. Approximately 55,000

new policies were

written
in the quarter, compared to

approximately 46,000 in the

comparable period in fiscal

2024. The total number

of active
policies has grown

27% to approximately

528,000 policies as of

March 31, 2025,

compared to 414,000 policies

as
of March 31, 2024.
ARPU

o
ARPU for

our permanent

client base

has increased

to approximately

ZAR 106

per month

for the

third quarter

of
fiscal 2025, from approximately ZAR 90 in the third quarter of fiscal 2024.

EasyPay Payouts
o
On 1 October,

2024, the EasyPay Payouts business officially became part

of the Consumer Division.

o
The number of active

card holders was approximately

230,000 at the end

of the third quarter

of fiscal 2025, with a
load value of approximately ZAR 155 million for quarter ended March

31, 2025.
Enterprise Division
Our

Enterprise

Division

(“Enterprise”)

focuses

on

large

corporates,

mobile

network

operators,

banks,

governments,
municipalities, and,

through Recharger,

landlords utilizing

Recharger’s

prepaid electricity

metering solution.

Our offering

includes
our

bill and

utility payments

platform,

a new

payment

switch, Prism

Switch, as

well as

Hardware

Security

Modules, a

third-party
vending

and

security

business.

Enterprise

serves

third

party corporates,

and

the

technology

needs

of our

Consumer

and

Merchant
Divisions.

Q3 2025 Q3 2024
2025 vs
2024
Bill Payments

Total Throughput

for the quarter (ZAR billions)
8 7 12%
Utility Payments

Approximate number of registered prepaid electricity meters deployed (number)
502,790 - nm
Total Throughput

for the quarter (ZAR billions)
1.8 1.7 9%
Switching
Approximate number of transactions (million)
(1)
2.2 - nm
(1)

Our

new

payment

switch,

Prism

Switch

has

been

in

production

since

June

2024

thus

prior

period

comparatives

are

not
applicable.

●
The

Recharger

transaction

closed on

March

3, 2025.

Utility

payments

throughput

for

Q3 2025

is inclusive

of

R116
million attributable to Recharger

utility payments for the month

of March 2025, the impact of

which is not included in
the prior period comparatives.

Acquisition of Recharger
On November 20, 2024, we announced the acquisition of Recharger. With closing conditions satisfied, the deal closed on March
3,

2025,

demonstrating

positive

advancement

of

our

strategy

in

the

Enterprise

Division.

Recharger,

allocated

to

the

Enterprise
operating segment,

is a South African

prepaid electricity submetering

and payments business

with a base

of over 500,000

registered
prepaid electricity meters. We

expect the acquisition to act as an entry point for us into the South African private utilities space while
augmenting the Enterprise division’s

alternative payment offering.
Debt refinance and new banking partner

At the end of February 2025, we completed the ZAR

4.5 billion refinance of our Group’s debt facilities, including Investec Bank as a new banking

partner alongside our incumbent

bank, RMB. The benefits

of the debt refinance

include: consolidating most

of the
Group’s

legacy senior

debt facilities

at the

centre, reducing

the Group’s

overall weighted

average borrowing

rate by

approximately
1.3%

per

year,

reshaping

the

repayment

profile

of

our

senior

debt,

diversifying

our

funding

sources

and

increasing

debt

facility
headroom,

thereby creating flexibility and capacity for organic and inorganic growth.

Lesaka Employee Share Trust
We successfully launched Lesaka’s Employee Share Ownership Plan (“ESOP”) in March 2025 reflecting our commitment to our
people. Our ESOP is

designed to create

alignment with our long-term

growth objectives. The

Lesaka ESOP Trust will

hold an effective
3% of our issued shares at

the date of implementation, representing approximately

ZAR 220 million at the current market

price. This
allocation of shares ensures that employees have a

meaningful stake in our future financial success and gives them the opportunity to
share in the value created by us.
The Lesaka ESOP Trust advances our transformation initiatives and plays an important role in improving the company’s Broad-
Based Black

Economic

Empowerment (“BBBEE”)

rating. Our

employee base

is comprised

of 87%

designated groups

for BBBEE
purposes. Through the creation

of a broader

base of employee

ownership, we are

helping to promote

economic inclusion and

contribute
to transformation in the broader South African economy.
Association of South African Payment Providers (“ASAPP”)

ASAPP,

publicly launched (www.asapp.co.za)

in January 2025, is now fully established as the

main representatives of non-bank
participants

in

the

payments

space.

The

eight

original

members

(Altron

Fintech,

Hello

Group

Inc.,

iKhokha

(Pty)

Ltd,

Lesaka
Technologies

(Pty)

Ltd,

Network

International

Holdings

Plc,

Peach

Payment

Services

(Pty)

Ltd,

Shop2Shop

(Pty)

Ltd,

Yoco
Technologies

(Pty)

Ltd)

have

been

joined

by

Flash

Group,

PayU

GPO,

Cross

Switch

Technology

Ltd,

and

Paycorp

Group.

Key
workstreams include:

●
Greater inclusion of Non-Bank participation in the payment’s ecosystem including services such as settlement of funds
as part of the Bank's Act.
●
Calling

to

action

a

review

of

interchange

pricing

in

South

Africa,

directly

with

the

South

African

Reserve

Bank
(“SARB”).
●
Working alongside the SARB and other regulatory stakeholders on the strategic direction

of the Faster Payment

System,
National Treasury Financial Inclusion

Forum and the Payments Industry Body Formation.

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

as of March 31, 2025
Refer

to

Note

1

to

our

unaudited

condensed

consolidated

financial

statements

for

a

full

description

of

recent

accounting
pronouncements not yet adopted as

of March 31, 2025, including

the expected dates of adoption

and effects on our financial

condition,
results of operations and cash flows.
Currency Exchange Rate Information

Actual exchange rates
The actual exchange rates for and at the end of the periods presented were as follows:
Table 1 Three months ended Nine months ended
Year

ended
March 31, March 31, June 30,
2025 2024 2025 2024 2024
ZAR : $ average exchange rate

18.5066 18.7313 18.1212 18.7536 18.7070
Highest ZAR : $ rate during period

19.1171 19.4568 19.1171 19.4568 19.4568
Lowest ZAR : $ rate during period

18.0985 18.2076 17.1144 17.6278 17.6278
Rate at end of period

18.3508 18.8760 18.3508 18.8760 18.1808

Translation exchange

rates for financial reporting purposes
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this data for the three and nine months ended March 31,

2025

and 2024, vary slightly from the averages shown in the table above.

Except

as

described

below,

the

translation

rates

we

use

in

presenting

our

results

of

operations

are

the

rates

shown

in

the
following table:
Three months ended Nine months ended
Year

ended
Table 2 March 31, March 31, June 30,
2025 2024 2025 2024
2024
Income and expense items: $1 = ZAR

18.4021 18.8780 18.0393 18.7571 18.6844
Balance sheet items: $1 = ZAR

18.3508 18.8760 18.3508 18.8760 18.1808
We

have translated the

results of operations and

operating segment information

for the three and

nine months ended March

31,
2025

and 2024, provided

in the tables

below using the

actual average exchange rates

per month (i.e.

for each of

January 2025, February
2025,

and

March

2025

for

the

third

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

months ended March 31, 2025.

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

been re-
presented to

include the

lease charges

which were

previously reported

on a

separate line

in our

Consumer and

Merchant (and

now
Merchant, Consumer and Enterprise) operating segments.
Group

Adjusted

EBITDA

represents

Segment

Adjusted

EBITDA

after

deducting

group

costs.

Refer

also

“Results

of
Operations—Use of Non-GAAP Measures” below.
Our fiscal 2025

financial results include

Adumo from October

1, 2024 and

Recharger from March 3,

2025. Adumo and

Recharger
are not included in our financial results for fiscal 2024.
We

analyze our

business and

operations

in terms

of three

inter-related

but independent

operating segments:

(1) Merchant

(2)
Consumer and (3) Enterprise.

In addition, corporate activities

that are impracticable to

allocate directly to the

operating segments, as
well as any inter-segment eliminations, are included in Group costs. Inter-segment revenue eliminations are included in Eliminations.

Third quarter of fiscal 2025 compared to third quarter

of fiscal 2024
The following

factors had

a significant

impact on

our results

of operations

during the

third quarter

of fiscal

2025 as

compared
with the same period in the prior year:
● Lower revenue in ZAR:
Our revenues decreased 4% in ZAR, primarily due

to fewer low margin prepaid airtime sales and a
lower

contribution

from

our

legacy

Enterprise

businesses,

which

was

partially

offset

by

the

inclusion

of

Adumo

and
Recharger,

an

increase

in

ADP throughput

in

Merchant,

as well

as higher

transaction,

insurance

and

lending revenues

in
Consumer;
●
Operating

income

increase,

before

transaction

costs:
Operating

income

before

transaction

and

related

costs

increased
primarily due to

a strong performance

by Consumer and

the contribution from

Adumo and Recharger

from March 3,

2025,
which was partially

offset by higher

costs and the increase

in amortization of

acquisition-related intangible assets

related to
the acquisition of Adumo;

● Non-cash fair value adjustment related to equity securities:
We recorded a non

-cash fair value loss of $20.4 million during
the third quarter of fiscal 2025 related to our investment in MobiKwik;
●
Higher net interest

charge:

Net interest charge

increased to $5.1

million (ZAR 95.0

million) from $4.0

million (ZAR 74.6
million) primarily

due to higher

overall borrowings,

which was partially

offset by

a small increase

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
Table 3 In United States Dollars
Three months ended March 31,
2025 2024%
$ ’000 $ ’000 change
Revenue

135,670 138,194 (2%)
Cost of goods sold, IT processing, servicing and support

91,233 107,854 (15%)
Selling, general and administration

34,217 23,124 48%
Depreciation and amortization

8,429 5,791 46%
Transaction costs related to Adumo and Recharger

acquisitions and certain
compensation costs

1,222 631 94%
Operating income
569 794 (28%)
Change in fair value of equity securities
(20,421) - nm
Interest income

645 628 3%
Interest expense

5,777 4,581 26%
Loss before income tax (benefit) expense
(24,984) (3,159) 691%
Income tax (benefit) expense
(2,934) 931 nm
Net loss before earnings from equity-accounted investments

(22,050) (4,090) 439%
Earnings from equity-accounted investments

12 43 (72%)
Net loss
(22,038) (4,047) 445%
Less net income attributable to non-controlling interest

20 - nm
Net loss attributable to us

(22,058) (4,047) 445%
Table 4 In South African Rand
Three months ended March 31,
2025 2024%
ZAR ’000 ZAR ’000 change
Revenue

2,510,061 2,609,913 (4%)
Cost of goods sold, IT processing, servicing and support

1,688,015 2,036,881 (17%)
Selling, general and administration

632,841 436,746 45%
Depreciation and amortization

155,919 109,379 43%
Transaction costs related to Adumo and Recharger

acquisitions and certain
compensation costs

22,361 11,915 88%
Operating income
10,925 14,992 (27%)
Change in fair value of equity securities
(373,784) - nm
Interest income

11,944 11,861 1%
Interest expense

106,923 86,504 24%
Loss before income tax (benefit) expense
(457,838) (59,651) 668%
Income tax (benefit) expense
(53,650) 17,575 nm
Net loss before earnings from equity-accounted investments

(404,188) (77,226) 423%
Earnings from equity-accounted investments

220 811 (73%)
Net loss
(403,968) (76,415) 429%
Less net income attributable to non-controlling interest

369 - nm
Net loss attributable to us

(404,337) (76,415) 429%
Revenue decreased

by $2.5 million

(ZAR 99.9

million) or

1.8% (in ZAR

3.8%). The

decrease was primarily

due to fewer

low
margin

prepaid

airtime

sales,

which

was

partially

offset

by

the

inclusion

of

Adumo,

an

increase

in

the

volume

of

ADP provided
(prepaid airtime),

the impact

of an

increase in

certain issuing

fee base

prices year-over-year,

and transaction

activity in

our issuing
business, and an

increase in insurance

premiums collected and

lending revenues following higher

loan originations.

Refer to discussion
above at “—Recent Developments” for a description of key trends impacting our revenue this quarter.

Cost of

goods sold,

IT processing,

servicing and

support decreased

by $16.6

million (ZAR

348.9

million) or

15.4% (in

ZAR
17.1%),

primarily

due

to

the decrease

in low

margin

prepaid

airtime

sales, which

was partially

offset

by the

inclusion

of Adumo,
higher commissions paid related to ADP revenue generated, and higher insurance-related claims and third-party transaction fees.

Selling, general

and administration

expenses increased

by $11.1

million (ZAR

196.1 million),

or 48.0%

(in ZAR

44.9%). The
increase

was

primarily

due

to

the

inclusion

of

Adumo;

higher

employee-related

expenses

(including

the

impact

of

annual

salary
increases);

reorganization and retrenchment costs, an increase in the allowance for credit losses as a result of higher lending activities by both Consumer

and Merchant, higher

stock-based compensation

charges; and

the year-over-year impact

of inflationary increases
on certain expenses, which was partially offset by

lower bonus provision expense.
Depreciation and amortization

expense increased by

$2.6 million (ZAR 46.5

million),

or 45.6% (42.5%). The

increase was due
to the inclusion

of acquisition-related

intangible asset amortization

related to intangible

assets identified pursuant

to the Adumo

and
Recharger acquisitions

and an increase in depreciation expense related to additional POS devices deployed

.
Transaction

costs related

to Adumo

and Recharger

acquisitions and

certain compensation

costs increased

primarily due

to the
inclusion of post-combination compensation charges recognized related to the Recharger acquisition. Refer to Note

2 to our unaudited
condensed consolidation financial statements for additional information.
Our operating

income margin

for the

third quarter

of fiscal

2025

and 2024

was 0.4%

and 0.6%,

respectively.

We

discuss the
components of operating loss margin under “—Results of operations by operating segment.”

The change

in fair

value of

equity securities

of $20.4

million during

the third

quarter of

fiscal 2025

represents a

non-cash fair
value adjustment

loss related to

MobiKwik. We

did not record

any changes in

the fair value

of equity interests

in MobiKwik during
the third quarter

of fiscal 2024, or

any fair value adjustments

for Cell C during

the third quarter of

fiscal 2025 or 2024,

respectively.
We

continue

to

carry

our

investment

in

Cell

C

at

$0

(zero).

Refer

to

Note

5

to

our

unaudited

condensed

consolidation

financial
statements for the methodology and inputs used in the fair value calculation for MobiKwik and Cell C.
Interest on surplus cash was flat at $0.6 million (ZAR 11.9

million) from $0.6 million (ZAR 11.9 million)

.
Interest expense increased to $5.8 million (ZAR 106.9 million) from $4.6 million (ZAR 86.5 million). In ZAR, the increase was primarily by higher

overall borrowings during

the third quarter

of fiscal 2025

compared with the

comparable period in

the prior quarter.
Fiscal 2025

income

tax benefit

was $(2.9)

million (ZAR

(53.7)

million) compared

to an

income

tax expense

of $0.9

million
(ZAR 17.6 million) in fiscal 2024.

Our effective tax rate for fiscal 2025

was impacted by deferred tax impact related

to the fair value
adjustment to our equity securities, the tax expense recorded by our profitable South African operations, a deferred tax benefit related to

acquisition-related

intangible

asset

amortization,

non-deductible

expenses

(in

transaction-related

expenses),

the

on-going

losses
incurred by certain of our

South African businesses,

a valuation allowance created

related to the fair value

adjustment to MobiKwik,
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

businesses,

and the associated

valuation allowances created

related to the

deferred tax assets

recognized
regarding net operating losses incurred by these entities.
The table below presents the relative earnings (loss) from our equity-accounted investments:
Table 5 Three months ended March 31,
2025 2024 $ %
$ ’000 $ ’000 change
Other 12 43 (72%)
Total

income (loss) from equity-accounted investments
12 43 (72%)

Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 6 In United States Dollars
Three months ended March 31,
2025 % of 2024 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 103,001 76% 111,801 81% (8%)
Consumer 24,096 18% 17,904 13% 35%
Enterprise 9,444 7% 11,322 8% (17%)
Subtotal: Operating segments

136,541 101% 141,027 102% (3%)
Eliminations

(871) (1%) (2,833) (2%) (69%)
Total

consolidated revenue

135,670 100% 138,194 100% (2%)
Group Adjusted EBITDA:
Merchant
(1)(2)
8,103 63% 7,420 76% 9%
Consumer
(1)(2)
6,333 49% 3,757 39% 69%
Enterprise
(2)
133 1% 725 7% (82%)
Group costs (1,772) (13%) (2,199) (22%) (19%)
Group Adjusted EBITDA (non-GAAP)
(3)
12,797 100% 9,703 100% 32%
(1) Segment Adjusted

EBITDA for the three

months ended March

31, 2025, includes reorganization

and retrenchment costs of
$0.7 million for Merchant and Enterprise of $0.3

million. Segment Adjusted EBITDA Consumer includes retrenchment costs of $0.01
million for the third quarter of fiscal 2024.
(2) Lease expenses which were

previously presented on a

separate line in fiscal 2024

are now included in Merchant,

Enterprise
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
2025 % of 2024 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 1,905,817 76% 2,111,386 81% (10%)
Consumer 445,845 18% 338,170 13% 32%
Enterprise 174,565 7% 213,856 8% (18%)
Subtotal: Operating segments

2,526,227 101% 2,663,412 102% (5%)
Eliminations

(16,166) (1%) (53,499) (2%) (70%)
Total

consolidated revenue

2,510,061 100% 2,609,913 100% (4%)
Group Adjusted EBITDA:
Merchant (1)(2) 149,858 63% 140,091 76% 7%
Consumer (1)(2) 117,144 49% 70,988 39% 65%
Enterprise (2) 2,384 1% 13,716 7% (83%)
Group costs (32,623) (13%) (41,529) (22%) (21%)
Group Adjusted EBITDA (non-GAAP) (3) 236,763 100% 183,266 100% 29%
(1) Segment

Adjusted EBITDA

Merchant and

Segment Adjusted

EBITDA Merchant

include reorganization

and retrenchment
costs of

ZAR 12.9

million and

Enterprise of

ZAR 5.4

million, respectively,

for the

third quarter

of fiscal

2025.

Segment Adjusted
EBITDA for Consumer includes retrenchment costs of ZAR 0.1 million for the third quarter of fiscal 2024.
(2) Lease expenses which were

previously presented on a

separate line in fiscal 2024

are now included in Merchant,

Enterprise
and Consumer Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Merchant
Segment

revenue

primarily

decreased

due

to fewer

low margin

prepaid

airtime

sales (“Pinned

airtime”),

which

was partially
offset by

the inclusion of

Adumo, a higher

volume of ADP.

In ZAR, the

increase in Segment

Adjusted EBITDA

is primarily due

to
the inclusion of

Adumo, which was

partially offset by higher

operating expenses incurred, including

employment-related expenditures,
to

expand

our

offering,

an

increase

in

the

allowance

for

credit

losses

following

higher

loan

originations

and

reorganization

and
retrenchment costs incurred during the

third quarter of fiscal

2025.

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

(“Pinless Airtime”),

and this trend has continued through to the third
quarter of fiscal 2025, with the volume of Pinned Airtime sales decreasing,

which results in a lower revenue and related cost of sales,
and an overall improved margin.
Our Segment Adjusted EBITDA margin for the

third quarter of fiscal 2025 and 2024 was 7.9% and 6.6%, respectively.
Consumer
Segment revenue

increased primarily

due to

higher transaction

fees generated

from the

higher EPE

account holders

base, the
impact

of

an

increase

in

certain

issuing

fee

base

prices

year-over-year,

and

transaction

activity

in

our

issuing

business,

insurance
premiums collected,

lending revenues following an increase in loan originations and the inclusion of Adumo. This increase in

revenue
has translated into

improved profitability,

which was partially

offset by a

higher allowance for

credit losses following

an increase in
loan originations during

the quarter,

higher insurance-related claims,

interest expense (of

approximately ZAR 16.5

million) incurred
to fund our lending book and the year-over-year impact of inflationary increases on certain expenses. As noted during the first quarter of fiscal 2025, we

intend to obtain a separate

lending facility to fund a

portion of our lending

during fiscal 2025. Therefore,

we have
included an intercompany interest expense in our Consumer Segment Adjusted EBITDA for the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024.
Our Segment Adjusted EBITDA margin for the

third quarter of fiscal 2025 and 2024 was 26.3%

and 21.0%, respectively.
Enterprise
Segment revenue

decreased primarily

due to

fewer ad

hoc hardware

sales as well

as lower

revenue generated

from the

sale of
prepaid

airtime

vouchers,

which

was

partially

offset

by

the

inclusion

of

Recharger.

In

ZAR,

the

significant

decrease

in

Segment
Adjusted EBITDA is primarily due to the impact of fewer sales, which was partially offset by the inclusion of Recharger.

Our Segment Adjusted (loss) EBITDA margin for the

third quarter of fiscal 2025 and 2024 was 1.41% and 6.4%, respectively.
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
Our group

costs for

fiscal 2025

decreased

compared with

the prior

period due

to lower

bonus

provision

expense, which

was
partially offset

by higher

employee costs

resulting from

an increase

in the

number of

individuals allocated

to group

costs and

base
salary adjustments, audit and consulting fees.
Year

to date fiscal 2025 compared to year to date fiscal 2024
The following factors

had a significant

impact on our

results of operations

during the year

to date fiscal

2025 as compared

with
the same period in the prior year:
●
Revenue flat in $, lower

revenue in ZAR:
Our revenues were flat

in U.S. dollar and

decreased 1.1% in ZAR, primarily

due
to

the

inclusion

of

Adumo

and

Recharger,

an

increase

in

value-added

services

activity

in

Merchant,

as

well

as

higher
transaction,

insurance and

lending revenues

in Consumer,

which was

partially offset

by fewer

Pinned Airtime

sales and

a
lower contribution from Enterprise;
●
Operating

income

increase,

before

transaction

costs:
Operating

income,

before

transaction

and

related

costs,

increased
significantly primarily due to contribution from

Adumo from October 1, 2024 and

Recharger from March 3, 2025, which

was
partially

offset

by

increased

costs

and

the

increase

in

amortization

of

acquisition-related

intangible

assets

related

to

the
acquisition of Adumo and Recharger;

● Non-cash fair value adjustment related to equity securities:
We recorded a non

-cash fair value loss of $54.2 million during
the year to date fiscal 2025 related to our investment in MobiKwik;
●
Higher net

interest charge:

Net interest

charge

increased to

$15.0 million

(ZAR 272.5

million) from

$12.8 million

(ZAR
239.0 million) primarily due to

higher overall borrowings, which was partially

offset by an increase in

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
Table 8 In United States Dollars
Nine months ended March 31,
2025 2024%
$ ’000 $ ’000 change
Revenue

428,034 418,176 2%
Cost of goods sold, IT processing, servicing and support

303,418 329,610 (8%)
Selling, general and administration

97,213 67,146 45%
Depreciation and amortization

22,928 17,460 31%
Transaction costs related to Adumo and Recharger

acquisitions and certain
compensation costs

3,174 665 377%
Operating income
1,301 3,295 (61%)
Change in fair value of equity securities
(54,152) - nm
Loss on disposal of equity-accounted investments
161 - nm
Reversal of allowance for EMI doubtful debt receivable
- 250 nm
Interest income

1,952 1,562 25%
Interest expense

16,983 14,312 19%
Loss before income tax (benefit) expense
(68,043) (9,205) 639%
Income tax (benefit) expense
(9,268) 1,881 nm
Net loss before income (loss) from equity-accounted investments

(58,775) (11,086) 430%
Income (Loss) from equity-accounted investments

89 (1,319) nm
Net loss
(58,686) (12,405) 373%
Less net income attributable to non-controlling interest

48 - nm
Net loss attributable to us

(58,734) (12,405) 373%
Table 9 In South African Rand
Nine months ended March 31,
2025 2024%
ZAR ’000 ZAR ’000 change
Revenue

7,754,951 7,842,078 (1%)
Cost of goods sold, IT processing, servicing and support

5,495,767 6,181,076 (11%)
Selling, general and administration

1,761,823 1,259,415 40%
Depreciation and amortization

415,665 327,408 27%
Transaction costs related to Adumo and Recharger

acquisitions and certain
compensation costs

56,809 12,550 353%
Operating income
24,887 61,629 (60%)
Change in fair value of equity securities
(988,494) - nm
Loss on disposal of equity-accounted investments
2,886 - nm
Reversal of allowance for EMI doubtful debt receivable
- 4,741 nm
Interest income

35,347 29,309 21%
Interest expense

307,831 268,262 15%
Loss before income tax (benefit) expense
(1,238,977) (172,583) 618%
Income tax (benefit) expense
(169,202) 35,245 nm
Net loss before income (loss) from equity-accounted investments

(1,069,775) (207,828) 415%
Income (Loss) from equity-accounted investments

1,586 (25,041) nm
Net loss
(1,068,189) (232,869) 359%
Less net income attributable to non-controlling interest

865 - nm
Net loss attributable to us

(1,069,054) (232,869) 359%

Revenue increased

by $9.9

million (ZAR

87.1 million),

or 2.4%

(in ZAR,

1.1%), primarily

due to the

inclusion of

Adumo, an
increase in the

volume of value-added

services provided (Pinless

Airtime and gaming),

an increase in certain

issuing fee base

prices
and transaction activity

in our issuing

business, and an

increase in insurance

premiums collected and

lending revenues following higher
loan originations, which was partially offset by fewer

Pinned Airtime sales.

Cost of goods sold, IT

processing, servicing and support

decreased by $26.2 million

(or 7.9%) and, in ZAR,

decreased by ZAR
685.3 million (or 11.1%), primarily due to the decrease in Pinned Airtime sales,

which was partially offset by the inclusion of Adumo,
higher commissions paid related to ADP revenue generated, and higher insurance-related claims and third-party transaction fees.
Selling, general

and administration

expenses increased

by $30.1

million (ZAR

502.4 million),

or 44.8%

(in ZAR

39.9%). The
increase was primarily due to the inclusion of Adumo; higher employee-related expenses (including annual bonuses and annual salary
increases); higher stock-based

compensation charges,

consulting fees, audit

fees, and travel expenses;

and the year-over-year

impact
of inflationary increases on certain expenses.
Depreciation and amortization

expense increased by $5.5

million (ZAR 88.3 million),

or 31.3% (27.0%). The

increase was due
to the inclusion

of acquisition-related

intangible asset amortization

related to intangible

assets identified pursuant

to the Adumo

and
Recharger acquisitions

and an increase in depreciation expense related to additional POS devices deployed.
Transaction

costs related

to Adumo

and Recharger

acquisitions and

certain compensation

costs includes

fees paid

to external
service providers

associated with

legal and

advisory services

procured to

close the

Adumo transaction

on October

1, 2024,

and the
Recharger

transaction

in

March

2025,

and

increased

primarily

due

to

the

inclusion

of

post-combination

compensation

charges
recognized related

to the

Recharger

acquisition. Refer

to Note

2 to

our unaudited

condensed consolidation

financial statements

for
additional information.
Our

operating

income

margin

for

the

year

to

date

fiscal

2025

and

2025

was

0.3%

and

0.8%,

respectively.

We

discuss

the
components of operating loss margin under “—Results of operations by operating segment.”

The change in fair value of equity securities of $54.2 million during the year to date fiscal 2025 represents a non-cash fair value adjustment loss related to MobiKwik. We did not record any changes in the fair value of equity interests in MobiKwik during the year to date fiscal 2024,

or any fair value adjustments

for Cell C during

the year to date fiscal 2025

or 2024, respectively.

We continue

to
carry our investment in Cell C at $0 (zero).
We recorded a loss of $0.2

million related to the change in

our investment in an equity security

recorded under the equity method
to consolidation during fiscal 2025. Refer

to Note 2 to our consolidated financial statements

for additional information regarding

this
loss.
Interest on surplus cash increased to $2.0 million (ZAR 35.3 million) from $1.6 million (ZAR 29.3 million), primarily due to the inclusion of Adumo and higher overall average cash balances on deposit during the year to date fiscal 2025 compared with 2024.
Interest expense increased to $17.0

million (ZAR 307.8 million)

from $14.3 million (ZAR 268.3

million). In ZAR, the increase
was primarily as a result of higher overall borrowings during the year to date fiscal 2025 compared with the comparable period in the
prior quarter.
Fiscal 2025 income tax benefit

was $(9.3) million (ZAR (169.2)

million) compared an income tax

expense of $1.9 million

(ZAR
35.2

million)

in

fiscal

2024.

Our

effective

tax

rate

for

fiscal

2025

was

impacted

by

deferred

tax

impact

related

to

the

fair

value
adjustment to our equity securities, the tax expense recorded by our profitable South African operations, a deferred tax benefit related to acquisition-related intangible

asset amortization, non-deductible

expenses (in transaction-related

expenses),
a valuation allowance
created related to the fair value adjustment to MobiKwik,

the on-going losses incurred by certain of our South African businesses and the associated

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

year to date

fiscal 2024. The

table below presents
the relative (loss) earnings from our equity-accounted investments:
Table 10 Nine months ended March 31,
2025 2024 $ %
$ ’000 $ ’000 change
Finbond - (1,445) nm
Share of net loss - (278) nm
Impairment - (1,167) nm
Other 89 126 (29%)
89 (1,319) nm
Results of operations by operating segment
The composition of revenue and the contributions of our business activities to operating loss are illustrated below:

Table 11 In United States Dollars
Nine months ended March 31,
2025 % of 2024 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 334,442 79% 341,044 82% (2%)
Consumer 68,097 16% 50,191 12% 36%
Enterprise 30,259 7% 32,710 8% (7%)
Subtotal: Operating segments

432,798 102% 423,945 102% 2%
Eliminations

(4,764) (2%) (5,769) (2%) (17%)
Total

consolidated revenue

428,034 100% 418,176 100% 2%
Group Adjusted EBITDA:
Merchant (1)(2) 25,976 76% 21,827 82% 19%
Consumer (1)(2) 15,071 44% 8,452 32% 78%
Enterprise (1)(2) 464 1% 2,431 9% (81%)
Group costs (7,541) (21%) (6,032) (23%) 25%
Group Adjusted EBITDA (non-GAAP) (3) 33,970 100% 26,678 100% 27%
(1) Segment Adjusted

EBITDA for the nine

months ended March

31, 2025, includes reorganization

and retrenchment costs for
Merchant of $0.7

million, Enterprise of

$0.3 million, and

Consumer of $0.1

million. Segment

Adjusted EBITDA for

Merchant includes
retrenchment costs of $0.2 million and Consumer includes retrenchment costs of $0.2 million for year to date fiscal 2024.
(2) Lease expenses which were

previously presented on a

separate line in fiscal 2024

are now included in Merchant,

Consumer
and Enterprise Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 12 In South African Rand
Nine months ended March 31,
2025 % of 2024 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 6,058,673 79% 6,395,041 82% (5%)
Consumer 1,234,595 16% 941,566 12% 31%
Enterprise 548,390 7% 613,770 8% (11%)
Subtotal: Operating segments

7,841,658 102% 7,950,377 102% (1%)
Eliminations

(86,707) (2%) (108,299) (2%) (20%)
Total

consolidated revenue

7,754,951 100% 7,842,078 100% (1%)
Group Adjusted EBITDA:
Merchant (1)(2) 470,476 76% 409,236 82% 15%
Consumer (1)(2) 273,313 44% 158,833 32% 72%
Enterprise (1)(2) 8,415 1% 45,689 9% (82%)
Group costs (135,542) (21%) (113,172) (23%) 20%
Group Adjusted EBITDA (non-GAAP) (3) 616,662 100% 500,586 100% 23%

(1) Segment Adjusted

EBITDA for the nine

months ended March

31, 2025, includes reorganization

and retrenchment costs for
Merchant of

ZAR 12.9

million, Enterprise

of ZAR

5.6 million,

and Consumer

of ZAR

1.5 million.

Segment Adjusted

EBITDA for
Merchant includes retrenchment costs

of ZAR 4.7 million

and Consumer includes retrenchment

costs of ZAR 2.9 million

for year to
date fiscal 2024.
(2) Lease expenses

which were

previously presented on

a separate

line in fiscal

2024 are

now included in

Merchant and Consumer
Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment revenue

primarily increased

due to

the inclusion

of Adumo,

a higher

volume of

ADP provided

(Pinless Airtime

and
gaming), which was

partially offset by

fewer Pinned Airtime

sales. In ZAR, the

increase in Segment

Adjusted EBITDA is primarily
due

to

the

inclusion

of

Adumo,

which

was

partially

offset

by

higher

operating

expenses

incurred,

including

employment-related
expenditures,

to

expand

our

offering,

an

increase

in

the

allowance

for

credit

losses

following

higher

loan

originations

and
reorganization and

retrenchment costs incurred

during the third

quarter of fiscal

2025. From the

first quarter of

fiscal 2025, we

have
experienced

a shift

in the

mix between

the sale

of Pinned

Airtime and

distribution of

Pinless Airtime,

and this

trend has

continued
through to the third

quarter of fiscal 2025, with

the volume of Pinned

Airtime sales decreasing, which

results in a lower revenue

and
related cost of sales, and an overall improved margin.
Our Segment

Adjusted EBITDA

margin

(calculated as

Segment Adjusted

EBITDA divided

by revenue)

for the

year to

date
fiscal 2025 and 2024 was 7.8% and 6.4%, respectively.
Consumer
Segment

revenue

increased

primarily

due

to higher

transaction

fees

generated

from

the higher

EPE

account holders

base,

an
increase

in

certain

issuing

fee

base

prices

and

transaction

activity

in

our

issuing

business,

insurance

premiums

collected,

lending
revenues following an increase in loan originations and the inclusion of

Adumo. This increase in revenue has translated into improved profitability, which was partially offset by a higher allowance for credit losses following an increase in loan originations in December
2024

and

the

third

quarter

of

fiscal

2025,

higher

insurance-related

claims,

interest

expense

(of

approximately

ZAR

45.0

million)
incurred to fund our lending book, higher computer software license costs, and the year-over-year impact of inflationary increases on
certain expenses.

As discussed

in our commentary

for the second

quarter of

fiscal 2025,

we have included

an intercompany

interest
expense in our Consumer Segment Adjusted EBITDA for year to date fiscal 2025 compared with the year to date fiscal 2024.
Our Segment Adjusted EBITDA margin for the year

to date fiscal 2025 and 2024 was 22.1% and 16.8%, respectively.
Enterprise
Segment revenue

decreased primarily

due to

fewer ad

hoc hardware

sales as well

as lower

revenue generated

from the

sale of
prepaid

airtime

vouchers,

which

was

partially

offset

by

the

inclusion

of

Recharger.

In

ZAR,

the

significant

decrease

in

Segment
Adjusted EBITDA is primarily due to the impact of few sales,

which was partially offset by the inclusion of Recharger

.

Our Segment Adjusted EBITDA margin for the year

to date fiscal 2025 and 2024 was 1.5% and 7.4%, respectively.
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
Table 13
Fiscal 2025
In United States dollars
Quarter 1 Quarter 2 Quarter 3 F2025
$ ’000 $ ’000 $ ’000 $ ’000
Revenue
Merchant 115,630 115,811 103,001 334,442
Consumer 21,072 22,929 24,096 68,097
Enterprise 11,882 8,933 9,444 30,259
Subtotal: Operating segments

148,584 147,673 136,541 432,798
Eliminations

(3,038) (855) (871) (4,764)
Total

consolidated revenue

145,546 146,818 135,670 428,034
Group Adjusted EBITDA:
Merchant 7,554 10,319 8,103 25,976
Consumer 4,396 4,342 6,333 15,071
Enterprise 362 (31) 133 464
Group costs (2,949) (2,820) (1,772) (7,541)
Group Adjusted EBITDA (non-GAAP) 9,363 11,810 12,797 33,970
Income and expense items: $1 = ZAR 17.72 17.85 18.40 18.04
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

Non-GAAP Measures
Group

Adjusted

EBITDA

is

earnings

before

interest,

tax,

depreciation

and

amortization

(“EBITDA”),

adjusted

for

non-
operational

transactions

(including

loss

on

disposal

of

equity-accounted

investments,

change

in

fair

value

of

equity

securities),
(earnings)

loss

from

equity-accounted

investments,

stock-based

compensation

charges

and

once-off

items.

We

are

working

on
obtaining a

separate lending

facility to

fund a

portion of

our Consumer

lending during

the twelve

months ended

June 30,

2025.
We
expected to have this facility in place on July 1, 2024, however,

we have been unable to finalize terms as the separate lending facility will form part

of a

broader refinancing of

our facilities. Therefore, we

have included an

intercompany interest expense in

our Consumer
Segment Adjusted

EBITDA for

the three

and nine

months ended

March 31,

2025. Once-off

items represents

non-recurring income
and expense items, including costs related to acquisitions and transactions consummated or ultimately not pursued.

The table below presents the reconciliation between GAAP net loss attributable to Lesaka to Group Adjusted EBITDA:
Table 15
Three months ended
March 31,
Nine months ended
March 31,
2025 2024 2025 2024
$ ’000 $ ’000 $ ’000 $ ’000
Loss attributable to Lesaka - GAAP (22,058) (4,047) (58,734) (12,405)
Less net income attributable to non-controlling interest

(20) - (48) -
Net loss (22,038) (4,047) (58,686) (12,405)
(Earnings) loss from equity accounted investments (12) (43) (89) 1,319
Net loss before (earnings) loss from equity-accounted investments (22,050) (4,090) (58,775) (11,086)
Income tax (benefit) expense (2,934) 931 (9,268) 1,881
Loss before income tax expense (24,984) (3,159) (68,043) (9,205)
Interest expense 5,777 4,581 16,983 14,312
Interest income (645) (628) (1,952) (1,562)
Reversal of allowance for doubtful EMI loan receivable - - - (250)
Net loss on disposal of equity-accounted investment - - 161 -
Change in fair value of equity securities 20,421 - 54,152 -
Operating income 569 794 1,301 3,295
PPA amortization

(amortization of acquired intangible assets)

4,974 3,562 13,588 10,762
Depreciation and amortization 3,455 2,229 9,340 6,698
Stock-based compensation charges 2,497 2,090 7,518 5,653
Interest adjustment (890) - (2,478) -
Once-off items (1) 2,306 907 4,599 169
Unrealized loss (gain) FV for currency adjustments (114) 121 102 101
Group Adjusted EBITDA - Non-GAAP 12,797 9,703 33,970 26,678
(1) The table below presents the components of once-off

items for the periods presented:
Table 16
Three months ended
March 31,
Nine months ended
March 31,
2025 2024 2025 2024
$ ’000 $ ’000 $ ’000 $ ’000
Transaction costs 1,084 276 1,621 456
Transaction costs related to Adumo and Recharger

acquisitions and
certain compensation costs

1,222 631 3,174 665
Indirect taxes provision release - - (196) -
Income recognized related to closure of legacy businesses - - - (952)
Total once-off

items
2,306 907 4,599 169
Once-off items are non-recurring in nature, however, certain items may be reported in

multiple quarters. For instance, transaction
costs include costs incurred related to acquisitions and

transactions consummated or ultimately not pursued. The transactions can span multiple

quarters,

for

instance

in

fiscal

2025

we

incurred

significant

transaction

costs

related

to

the

acquisition

of

Adumo

and
Recharger over a number of quarters, and the transactions

are generally non-recurring.
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

Liquidity and Capital Resources
As of March 31, 2025, our cash and cash equivalents were

$71.0 million and comprised of U.S. dollar-denominated

balances of
$3.2 million,

ZAR-denominated balances

of ZAR 1.2

billion ($65.9 million),

and other currency

deposits, primarily

Botswana pula,
of $1.9 million,

all amounts translated

at exchange rates

applicable as of

March 31, 2025.

The increase in

our unrestricted cash

balances
from June 30,

2024, was primarily due

to the positive contribution

from our Merchant

and Consumer operations

and utilizing of our
borrowing facilities,

which was partially

offset by

the utilization of

cash reserves to

fund certain scheduled

and other repayments

of
our borrowings,

settle the cash

portion of the

purchase consideration

related to our

various acquisitions,

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

March 31, 2025:
Table 17 RMB GBF RMB Other Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities available, comprising:
Total overdraft 38,195 700,901 - - - -
Indirect and derivative facilities
(1)
- - 5,487 100,700 8,531 156,556
Total

short-term facilities available
38,195 700,901 5,487 100,700 8,531 156,556
Utilized short-term facilities:
Overdraft

23,550 432,156 - - - -
Indirect and derivative facilities (1) - - 1,804 33,097 115 2,107
Total

short-term facilities utilized
23,550 432,156 1,804 33,097 115 2,107
Interest rate, based on South African prime rate 10.50% N/A N/A
(1)

Other

facilities

include

indirect

and

derivative

facilities

may

only

be

used

for

guarantees,

letters

of

credit

and

forward
exchange contracts to support guarantees issued by RMB and Nedbank to various third parties on our behalf.
In terms of

a commitment provided

to the lender

under the CTA

entered into on

February 27, 2025,

we have undertaken

not to
utilize more than ZAR 5.0 million ($0.3 million) of the Nedbank Facility.
Long-term borrowings
We have aggregate long-term borrowing outstanding of ZAR 3.6 billion ($194.7 million translated at exchange rates as of March
31, 2025)

as described

in Note

9. These

borrowings include

outstanding

long-term borrowings

obtained by

Lesaka SA

of ZAR

3.1
billion, which was used to refinance our previous long-term borrowings.

We have utilized all of these long-term borrowings

.

We also
have a

revolving credit

facility,

of ZAR

300.0 million

which is

utilized to

fund a

portion of

our merchant

finance loans

receivable
book and an asset backed facility of ZAR 227.0 million which is utilized to partially fund the acquisition of POS devices and vaults.
Restricted cash
We have

also entered into cession and pledge

agreements with Nedbank related to

our Nedbank indirect credit facilities

and we
have ceded and pledged

certain bank accounts to

Nedbank. The funds included

in these bank accounts

are restricted as they

may not
be withdrawn without the express

permission of Nedbank. Our cash,

cash equivalents and restricted

cash presented in our consolidated
statement of cash flows as of March 31, 2025, includes restricted cash of $0.1 million that has been ceded and pledged.

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
Cash flows from operating activities
Third quarter
Net cash provided by

operating activities during the

third quarter of fiscal

2025 was $10.7 million

(ZAR 196.2 million) compared
to net cash utilized of

$19.2 million (ZAR 362.1 million) during

the third quarter of fiscal

2024. Excluding the impact of income

taxes,
our cash

provided by

operating activities

during the

third quarter

of fiscal

2025 was

positively impacted

by movements

within our
Merchant and Enterprise businesses related to quarter-end transaction processing activities,

lower inventory holdings as of March 31,
2025, and the contribution from our Merchant and Consumer businesses,

which was partially offset by the impact of cash utilized

for
the significant net growth in our Consumer and Merchant finance loans receivable books.
During the third quarter of fiscal 2025, we paid first provisional South African tax payments of $0.6 million (ZAR 10.9 million)
related primarily to certain of Adumo’s

subsidiaries 2025 tax year.

We also

paid taxes totaling $0.1 million in

other tax jurisdictions,
primarily

in Namibia

and Botswana

during

the third

quarter of

fiscal

2025.

During

the third

quarter

of fiscal

2024,

we

paid

taxes
totaling $0.1 million in other tax jurisdictions, primarily in Botswana.
Taxes paid (refunded)

during the third quarter of fiscal 2025 and 2024 were as follows:
Table 18 Three months ended March 31,
2025 2024 2025 2024
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments

594 1 10,885 18
Second provisional payments

- 36 - 691
Tax refund received (151) (7) (2,016) (128)
Total South African

taxes paid

443 30 8,869 581
Foreign taxes paid 62 58 1,148 1,072
Total

tax paid

505 88 10,017 1,653
Year

to date
Net cash used in operating activities during the year to date of fiscal 2025 was $2.6 million (ZAR 47.6 million) compared to net
cash provided by operating activities

of $23.1 million (ZAR 434.0

million) during the year

to date of fiscal

2024. Excluding the impact
of income taxes, our cash used in operating activities during the year to date of fiscal 2025 includes cash utilized for the settlement of working capital movements within our Merchant and Enterprise businesses related to quarter-end transaction processing activities and which

were

settled

in

the

following

week

(our

fourth

quarter

of

fiscal

2024

closed

on

a

Sunday),

and

the

net

growth

in

our

the
significant net

growth in

our Consumer

and Merchant

finance loans

receivable books,

which was

partially offset

by was

positively
impacted by the contribution from Merchant and Consumer businesses.
During the year to date of

fiscal 2025, we paid first provisional

South African tax payments of

$3.7 million (ZAR 67.1 million)
related to our 2025. We

also paid taxes totaling $0.2 million in other tax

jurisdictions, primarily in Namibia and Botswana during

the
year to date of fiscal 2025. During the year to

date of fiscal 2024, we paid first provisional

South African tax payments of $2.7 million
(ZAR 49.5

million) related

to our

2024 tax

year and

South African

tax payments

related to

prior years

of $0.6

million (ZAR

12.2
million). We also

paid taxes totaling $0.2 million in other tax jurisdictions, primarily in Botswana.

Taxes (refunded)

paid during the year to date of fiscal 2025 and 2024 were as follows:
Table 19 Nine months ended March 31,
2025 2024 2025 2024
$ $ ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments

3,682 2,663 67,149 49,534
Second provisional payments

- 36 - 691
Taxation paid related

to prior years

93 641 1,660 12,187
Tax refund received (264) (38) (4,069) (768)
Total South African

taxes paid
3,511 3,302 64,740 61,644
Foreign taxes paid 202 196 3,693 3,677
Total

tax paid

3,713 3,498 68,433 65,321
Cash flows from investing activities
Third quarter
Cash used

in investing

activities for

the third

quarter of

fiscal 2025

included

capital expenditures

of $2.8

million (ZAR

51.8
million), primarily due to

the acquisition of

vaults and POS

devices. We also incurred expenditures of

$1.7 million (ZAR

30.8 million),
primarily related

to the capitalization

of development costs,

during the third

quarter of fiscal

2025. During the

third quarter of

fiscal
2025, we paid $6.7 million related to acquisition of certain businesses, including

Recharger.
Cash used

in

investing

activities for

the third

quarter

of fiscal

2024

included

capital

expenditures

of $2.9

million

(ZAR 55.6
million), primarily due to the acquisition of vaults and POS devices

.
Year

to date
Cash used

in investing

activities for

the year

to date

of fiscal

2025 included

capital expenditures

of $13.1

million (ZAR

236.3
million), primarily due to

the acquisition of

vaults and POS

devices. We also incurred expenditures of

$2.3 million (ZAR

41.0 million),
primarily related

to the

capitalization of

development costs,

during the

third quarter

of fiscal

2025. During

the year

to date of

fiscal
2025, we paid $10.6 million related to acquisition of certain businesses, including

Adumo and Recharger.
Cash used

in investing

activities for

the year

to date

of fiscal

2024 included

capital expenditures

of $8.0

million (ZAR 149.1
million), primarily due to the acquisition of vaults. During the year to date of fiscal 2024, we received proceeds

of $3.5 million related
to the sale of remaining interest in

Finbond and $0.25 million related to

the second (and final) tranche from

the disposal of our entire
equity interest in Carbon.
Cash flows from financing activities
Third quarter
During the third quarter of fiscal 2025, we utilized $21.4 million from our South African overdraft facilities to partially fund the acquisition

of

Recharger

and

for

the

February

2025

refinance

of

certain

of

our

facilities,

and

repaid

$50.5

million

towards

our
refinanced

facilities.

We

utilized

$175.8

million

of

our

long-term

borrowings

for

the

February

2025

refinance

of

certain

of

our
facilities. We

repaid $134.5 million of

long-term borrowings towards our

refinanced facilities and in

accordance with our repayment
schedule and paid

$7.2 million to settle

Adumo’s

borrowings.

We

also paid fees

of $0.5

million related the

February 2025 refinance
and paid dividends to the non-controlling interest of $0.1 million.
During the third

quarter of fiscal 2024

,

we utilized $24.9 million

from our South

African overdraft facilities

to fund our

ATMs
and our cash management business through Connect, and repaid

$43.4 million of those facilities. We utilized $3.4 million of our long-
term borrowings to fund

the acquisition of certain

capital expenditures and for

working capital requirements. We

repaid $7.2 million
of

long-term

borrowings

in

accordance

with

our

repayment

schedule

as

well

as

to

settle

a

portion

of

our

revolving

credit

facility
utilized.

Year

to date
During the

year to date

of fiscal 2025,

we utilized $94.2

million from

our South African

overdraft facilities

to fund our

ATMs
and our

cash management

business through

Connect as

well as

to partially

fund the

acquisition of

Recharger

and for

the February
2025 refinance of certain of our

facilities. We

repaid $84.9 million of those facilities,

including towards our refinanced facilities.

We
utilized $189.5 million

of our borrowings

to settle a

portion of the

Adumo purchase consideration,

pay certain transaction

expenses,
repay Adumo’s borrowings,

repurchase shares of our common stock, fund the acquisition of certain capital expenditures,

for working
capital requirements and for

the February 2025 refinance

of certain of our

facilities. We repaid $130.0 million of long-term

borrowings
towards our refinanced facilities and in accordance with our repayment schedule, paid

$7.2 million to settle Adumo’s borrowings, and
settled a portion

of our revolving credit

facility utilized. We also paid an

origination fee of $1.0

million to secure

additional borrowings
as well as paid dividends to the non-controlling interest of $0.4 million.
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
Our capital expenditures for the third quarter of fiscal 2025 and 2025 are discussed under “—Liquidity and Capital Resources—Cash flows

from

investing

activities.”

Our

capital

expenditures

for

the

past

three

fiscal

years

were

funded

through

internally

generated
funds, or our asset-backed borrowing

arrangements. We

had outstanding capital commitments as of

March 31, 2025, of $0.1 million.
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

2025, as a

result of changes

in the South

African prime and

3-month JIBAR
interest rates, using

our outstanding short

and long-term borrowings

as of March

31, 2025. The

effect of a

hypothetical 1% (i.e.

100
basis points)

increase

and

a

1% decrease

in

the

interest

rates

applicable

to

the

borrowings

as of

March

31,

2025,

are shown.

The
selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 20 As of March 31, 2025
Annual expected
interest charge

($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates

($ ’000)
Interest on South African borrowings 23,853 1% 26,048
(1%) 21,658
The following

table summarizes

our exchange-traded

equity security

with equity

and liquidity

price risk

as of

March 31, 2025.
The effects

of a

hypothetical 10%

increase and

a 10%

decrease in

market prices

as of

March 31,

2025, is

also shown.

The selected
10% hypothetical change does not reflect what could be

considered the best or worst case scenarios. Indeed, results could be far worse
due both to the nature of equity markets and the liquidity risk associated with the equity security.
Table 21 As of March 31, 2025
Fair value

($ ’000)
Hypothetical
price change
Estimated fair value
after hypothetical
change in price

($ ’000)
Percentage Increase
(Decrease) in
Shareholders’ Equity
Exchange-traded equity securities 22,113 10% 24,324 1%
10% 19,902 (1%)

Item 4. Controls and Procedures
Under

the

supervision

and

with

the

participation

of

our

management,

including

our

executive

chairman

and

our

group

chief
financial officer, we conducted

an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended, as of

March 31, 2025.
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
As a result of

insufficient time to design, implement and fully

test controls to ensure we

have remediated

the material weaknesses
discussed in our

Annual Report on

Form 10-K for

our fiscal year

ended June 30,

2024 (as described

above), the executive

chairman
and the group chief financial officer concluded

that our disclosure controls and procedures were not effective as of

March 31, 2025.
Notwithstanding

the

previously

identified

material

weaknesses,

management

believes

the

condensed

consolidated

financial
statements included

in this Quarterly

Report on

Form 10-Q fairly

present, in

all material respects,

our financial

condition, results

of
operations and cash flows as of and for the periods presented in accordance with

GAAP.
Remediation Plan
Management has made

good progress

and continues to

actively work

on remediating the

identified material weakness

and remains
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

2025,

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

2024.
We may not be able

to successfully integrate Adumo and Recharger’s operations

with our business.
On October 1, 2024, we announced the closing of our ZAR 1.67 billion ($96.2 million) investment to acquire a 100% interest in
Adumo and

on March

5, 2024,

we announced

the closing

of our

ZAR 503.4

million ($27.0

million) investment

to acquire

a 100%
interest in

Recharger.

Integrating these

businesses into

our company

may require

significant attention

from our

senior management
which may divert their attention from our day-to-day business. The difficulties of integration may be increased by cultural differences between

our

two

organizations

and

the

necessity

of

retaining

and

integrating

personnel,

including

Adumo

and

Recharger’s

key
employees and management team. The services of some of these individuals will be important to the continued growth and success of
Adumo and Recharger’s business and to our ability to integrate those businesses with ours. If we were to lose the

services of these key
employees or

fail to

sufficiently integrate

them, our

ability to

operate

these businesses

successfully would

likely be

materially and
adversely impacted.
As such, if we are unable to successfully integrate Adumo and Recharger’s operations into our business we could be required to
record material impairments, and as a result, our financial condition,

results of operations, cash flows and stock price could suffer.
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
Proposed regulatory changes to the national payments system are expected to have a substantial impact on the South African payments industry.

It may change

the manner in

which we conduct

business and

likely lead

to increased operating

costs for our
business as we work to ensure compliance with the new legislative and regulatory framework, which may have a material adverse
effect on our business.

On March

3, 2025,

the South

African Reserve

Bank (“SARB”)

published

certain draft

regulatory documents

for commentary
that

are

expected

to have

a substantial

impact

on how

we conduct

our

business namely:

(i)

a draft

directive

entitled

“Directive

in
respect

of specific

payment

activities within

the

national

payment

system”

(the “Directive”);

(ii) a

draft

exemption

notice

entitled
“Designation by the

Prudential Authority of

specific activities conducted

in the national

payment system which

shall be deemed

not
to constitute

‘the business

of a

bank’ under

paragraph (cc)

in section

1(1) of

the Banks

Act, 1990”

(the “Exemption

Notice”); and
(iii) the National

Payment System

Bill (“NPS

Bill”), which

seeks to

replace the

existing National

Payment System

Act, 1998.

The
proposed regulations

were made

available for

comment, and

we submitted

detailed comments

to our

industry body,

Association of
South African Payment Providers, on the proposed regulations.
The key objectives of the proposed regulations are to

clarify the mandate and objectives of the

SARB with respect to the national
payment

system

(“NPS”);

and

establish

a

robust

regulatory,

oversight,

and

supervisory

framework

for

the

NPS.

The

proposed
regulations also aim

to promote financial

inclusion, competition, the

prevention of financial

crime, and the

fair treatment and

protection
of

customers,

while introducing

an activity-based

licensing and

authorization

regime. In

this regard,

the Directive

defines

thirteen
“payment

activities”

and

provides

that

a

person,

which

can

be

a

bank

or

a

non-bank,

providing

a

“payment

activity"

must

obtain
authorisation from the

SARB to undertake

such activity.

Under the Exemption

Notice, certain payment

activities are exempted

from
the definition of ‘the business of a bank’. Prior to the

Exemption Notice, these activities could only be undertaken by a bank. Pursuant to the

Exemption Notice,

these activities

can be

undertaken by

non-banks, subject

to certain

conditions. Certain

of our

businesses,
including EasyPay Everywhere,

Adumo and Kazang Pay,

currently undertake activities which

would qualify as “payment

activities”
under the

Directive and

the NPS Bill.

Under the

current regulatory

framework, these

activities are

undertaken in

partnership with

a
sponsoring bank and the sponsoring bank is

subject to regulation by the SARB.

In other words, the business undertaking the “payment
activity” is not subject to direct regulation with respect to such payment activities.
It is

uncertain if

and when

the proposed

regulations will

enter into

effect and

whether a

non-bank such

as the

relevant Lesaka
subsidiary

may

elect

whether

to

conduct

an exempted

payment

activity

by

partnering

with

a

bank

to

do so,

or on

its own,

if

it

is
authorised by the

SARB -

i.e. whether both

options will

be available

to a

non-bank. Should

our businesses

be subject to

direct regulation
under this new regime (i.e., if our current sponsorship model is no longer available), we expect that we

will incur significant operating
costs to comply

with the new

requirements, and

to obtain

authorization with

respect thereto. Furthermore,

while some requirements
may already exist under

other current regulatory frameworks

for certain of our

businesses, we will likely

need to invest in additional
resources, systems and processes to

satisfy the regulatory requirements contemplated in the

proposed regulations, which may also lead
to increased operational costs, which may have a material adverse effect on our business.

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

during the third quarter of fiscal 2025:
Table 22 (a) (b)
(c) (d)
Period
Total

number
of shares
purchased
Average price
paid per share
(US dollars)
Total

number of shares
purchased as part of publicly
announced plans or
programs
Maximum dollar value of
shares that may yet be
purchased under the plans
or programs
Jan 1, 2025 - Jan 31, 2025
- - - 100,000,000
Feb 1, 2025 - Feb 28, 2025
(1)
5,662 4.86 - 100,000,000
Mar 1, 2025 - Mar 31, 2025
- - - 100,000,000
Total

5,662 -
(1) Relates to the delivery of

5,662 shares of our common stock in

February 2025 to us by certain

of our employees to settle their
income tax liabilities. These shares do not reduce the repurchase authority under the share repurchase program.
Other than as

reported in a

Current Report on

Form 8-K, we

did not

sell any

securities that

were not registered

under the Securities
Act during the third quarter of fiscal 2025.
Item 5. Other Information
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities

Exchange Act of 1934 (the “Exchange Act”),
may from time to time

enter into plans for the

purchase or sale of our

common stock that are

intended to satisfy the affirmative defense
conditions of

Rule 10b5-1(c)

of the

Exchange Act.

During the

quarter ended

March 31, 2025,

no officers

or directors, as

defined in
Rule 16a-1(f),
adopted
, modified, or
terminated

a “Rule 10b5-1 trading arrangement” or a “
non-Rule
10b5-1

trading arrangement,” as
defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit
No. Description of Exhibit
Included
Herewith Form Exhibit Filing Date
10.46
Common Terms Agreement Senior Term Loan, Revolving
Loan and Working Capital Facilities and Lesaka
Technologies Proprietary Limited (as Term/RCF Borrower)
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division) (as Facility Agent) and Bowwood
and Main No 408 (RF) Proprietary Limited (as Debt
Guarantor) dated February 27, 2025
X
10.47
Senior Term Facility A Agreement between Lesaka
Applied Technologies Proprietary Limited (as Term/RCF
Borrower) and The Persons Listed in Annexure A (as
Original Senior Term Facility A Lenders) and FirstRand
Bank Limited (acting through its Rand Merchant Bank
Division) (as Facility Agent) dated February 27, 2025
X
10.48
Senior Term Facility B Agreement between Lesaka Applied
Technologies Proprietary Limited (as Term/RCF Borrower)
and The Persons Listed in Annexure A (as Original Senior
Term Facility B Lenders) and FirstRand Bank Limited
(acting through its Rand Merchant Bank Division) (as
Facility Agent) dated February 27, 2025
X
10.49
Senior RCF Agreement between Lesaka Applied
Technologies Proprietary Limited (as Term/RCF Borrower)
and The Persons Listed in Annexure A (as Original Senior
RCF Lenders) and FirstRand Bank Limited (acting through
its Rand Merchant Bank Division) (as Facility Agent) dated
February 27, 2025
X
10.50
Pledge and Cession in Security Agreement between Lesaka
Technologies, Inc. (as Cedent) and Lesaka Technologies
Proprietary Limited (as Obligors' agent and Term/RCF
Borrower) and Bowwood and Main No 408 (RF)
Proprietary Limited (as Debt Guarantor) and FirstRand
Bank Limited (acting through its Rand Merchant Bank
Division) (as Facility Agent) dated February 27, 2025
X
10.51
Subordination Agreement between Lesaka Applied
Technologies Proprietary Limited (as Term/RCF Borrower)
and The Persons Listed in Annexure A (as Original
Subordinated Parties) and The Persons Listed in Annexure
B (as Original Obligors) and The Persons Listed in
Annexure C (As Original Lenders) and FirstRand Bank
Limited (acting through its Rand Merchant Bank Division)
(as Facility Agent) and Bowwood and Main No 408 (RF)
Proprietary Limited (as Debt Guarantor) dated February 28,
2025
X
10.52
General Banking Facility Agreement dated February 27,
2025 between Lesaka Technologies (Proprietary) Limited
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division)
X
10.53*
Contract of Employment, dated as of October 1, 2024,
between Lesaka Technologies (Pty) Ltd and Daniel Luke
Smith
X
10.54*
Restrictive Covenants Agreement, dated as of October 1,
2024, between Lesaka Technologies (Pty) Ltd and Daniel
Luke Smith
X
10.55*
Employment Agreement, dated as of October 1, 2024,
between Lesaka Technologies, Inc. and Daniel Luke Smith
X
10.56*
Restrictive Covenants Agreement, dated as of October 1,
2024, between Lesaka Technologies, Inc. and Daniel Luke
Smith
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

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

registrant has

caused this

report to

be signed

on its
behalf by the undersigned, thereunto duly authorized, on May 7, 2025.
LESAKA TECHNOLOGIES, INC.

By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman
By: /s/ Dan Smith
Dan Smith

Group Chief Financial Officer,

Treasurer and Secretary