Form 10-Q/A
period 2024-09-30
LESAKA TECHNOLOGIES INC
filed 2025-09-29
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Lesaka Technologies,
Inc. (the “Company”) for the quarter ended September 30, 2024, as originally filed with the Securities and Exchange Commission (the
“SEC”) on November 6, 2024, (the “Original Filing”).
On September 10, 2025, the Company filed a Current Report on Form 8-K under Item 4.02(a) with the SEC relating to the Original
Filing. This Amendment No. 1 amends the Original Filing to reflect the restatement of the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2024, in order to correct an error related to the Company’s accounting for revenue, as more fully described in Note 1 to the unaudited condensed consolidated financial statements contained in this Amendment No. 1. In correcting the misstatement in this Amendment No. 1, the Company has also revised other financial statement line item amounts, including but not limited to its long-term borrowings and current portion of long-term borrowings to revise its presentation between these accounts as a result of a misclassification identified during the three and nine months ended
March 31, 2025, refer to Note 1 for additional information. Additionally, conforming changes occur throughout this filing because of the changes to the unaudited condensed consolidated financial statements.
In addition, we have filed an amendment to our Quarterly Reports on Form 10-Q for quarterly periods ended December 31, 2024, originally filed with the SEC on February 5, 2025; and March 31, 2025, originally filed with the SEC on May 7, 2025.
Internal Control Considerations
Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2024, as further described in Part I, Item 4 of this Amendment, and concluded that material weaknesses existed and that internal control over financial reporting was not effective as of September 30, 2024.
Items Amended in this Form 10-Q/A
For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:
•Part I, Item 1 – Financial Statements
•Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4 - Controls and Procedures
•Part II, Item 1A. – Risk Factors
•Part II, Item 6 - Exhibits
In addition, this Form 10-Q/A updates the signature page. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the Company is also including with this Form 10-Q/A new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Executive Chairman (as principal executive officer) and Group Chief Financial Officer (as principal financial officer) dated as of the filing date of this Form 10-Q/A (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1,
31.2, and 32).
Except as described above, this Form 10-Q/A is presented as of the date of the Original Filing and does not substantively amend, update or change any other items or disclosures contained in the Original Filing. Accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring subsequent to November 6, 2024, the filing date of the Original Filing, unless specifically noted herein, or otherwise modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement.
Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC that were made after the filing of the Original Filing including any amendments to those filings. This Form 10-Q/A should be read with the Annual Report on Form
10-K filed with the SEC on or about September 29, 2025.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table

of Contents
Page No.
PART

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and June
30, 2024
2
Unaudited Condensed Consolidated Statements of Operations for the three months ended
September 30, 2024 (as restated) and 2023
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

(as restated)
8
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
36
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
53
Item 4.
Controls and Procedures
54
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
56
Item 5. Other Information 58
Item 6.
Exhibits
59
Signatures
60
EXHIBIT 2.2
EXHIBIT 39
EXHIBIT 40
EXHIBIT 41

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
September 30, June 30,
2024 (A) 2024 (B)
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
Operating lease liability - current (Note 16)
2,600
2,343
Current portion of long-term borrowings (Note 8)
16,384
15,719
Income taxes payable
1,488
654
Total current liabilities before settlement obligations
89,105
107,529
Settlement obligations
19,899
22,358
Total current liabilities
109,004
129,887
DEFERRED INCOME TAXES
39,345
38,128
OPERATING LEASE LIABILITY - LONG TERM (Note 16)
4,968
5,087
LONG-TERM BORROWINGS (Note 8)
132,136
127,467
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
TOTAL EQUITY
184,217
175,857
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
551,889
$
558,450
(A) – The Company reclassified an amount of $
12,543

from

long-term borrowings to current portion of long-term borrowings , refer to Note 1.
(B) – The Company reclassified an amount of $
11,841

from

long-term borrowings to current portion of long-term borrowings , refer to Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended
September 30,
2024 2023
(As
restated)
(A)
(In thousands, except per share
data)
REVENUE (Note 15) $
153,568
$
136,089
EXPENSE
Cost of goods sold, IT processing, servicing and support
118,909
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
(0.07)
$
(0.09)
Diluted loss attributable to Lesaka shareholders $
(0.07)
$
(0.09)
(A) Revenue and Cost of goods sold, IT processing, servicing and support have been restated to correct the misstatements discussed in Note 1.
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
1.

Basis of Presentation , Restatement of Financial Statement

and Summary of Significant Accounting Policies
Unaudited Interim Financial Information
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

Company’s Annual Report on Form 10-K for the fiscal year ended June
30, 2024, except

as noted below,

there are no material

changes to significant

accounting policies. In

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

Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three months ended
September 30, 2024, the Company’s

management determined that the Company incorrectly

classified and recorded revenue from the
sale of certain vouchers on an agent basis instead of as a principal due to a misinterpretation of the accounting implications

related to
a

change

in

an

operating

process

with

its

supplier.

The

Company

understated

its

revenue

and

cost

of

goods

sold,

IT

processing,
servicing

and

support by

$
8.0

million

in its

unaudited

condensed consolidated

statement of

operations

for

the three

months ended
September 30, 2024.
The correction of

the misclassification did

not impact the

Company’s

basic and diluted

loss per share,

condensed consolidated
balance sheet as

of September 30,

2024, or

its unaudited condensed

consolidated statements of

comprehensive (loss) income,

unaudited
condensed consolidated

statement of changes

in equity and unaudited

condensed consolidated statements

of cash flows

for the three
months ended September 30, 2024.
The

tables

below

present

the

impact

of

the

restatement

on

the

Company’s

unaudited

condensed

consolidated

statement

of
operations for the three months ended September 30, 2024:

Three months ended September 30, 2024
As previously
reported
Restatement
adjustment
As

restated
(in thousands)
Revenue $
145,546
$
8,022
$
153,568
Cost of goods sold, IT processing, servicing and support $
110,887
$
8,022
$
118,909

1.

Basis of Presentation , Restatement of Financial Statement

and Summary of Significant Accounting Policies (continued)
Revision of Previously Issued Financial Statements
In

April

2025,

the

Company

identified

that

it

had

misclassified

certain

of

its

long-term

borrowings.

The

Company’s

CCC
Revolving Credit

Facility was

scheduled to

be repaid

in full

on November

2024, but

this has

been extended

to June

30, 2025.

The
Company incorrectly

classified amounts due

under its CCC

Revolving Credit

Facility as long-term

borrowings instead of

as current
portion

of

long-term

borrowings

in

its unaudited

condensed

consolidated

balance

sheet as

of

September

30,

2024,

and its

audited
consolidated

balance

sheet

as

of

June

30,

2024.

The

table

below

presents

the

impact

of

the

revision

of

the

Company’s

financial
statements as of September 30, 2024 and June 30, 2024:

Consolidated balance sheet
As previously
reported Correction Revised
(in thousands)
September 30, 2024
Current portion of long-term borrowings $
3,841
$
12,543
$
16,384
Long-term borrowings $
144,679
(12,543)
$
132,136
June 30, 2024
Current portion of long-term borrowings $
3,878
$
11,841
$
15,719
Long-term borrowings $
139,308
$
(11,841)
$
127,467
The correction of the

misclassification did not impact

the Company’s audited consolidated statements

of operations, consolidated
statements of comprehensive (loss) income, consolidated statement of changes in equity,

or consolidated statements of cash flows for
the

year

ended

June

30,

2024

and,

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
The effects of

both the restatement

relating to the

correction of the

misclassification of revenue

and the revision

relating to the
correction of the misclassification of long-term borrowings have been corrected in all impacted tables and footnotes throughout these condensed consolidated financial statements.
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
30, 2024:

Facilities
G & H A&B CCC
(6)
Asset backed Total
Included in current $
-
$
-
$
11,841
$
3,878
$
15,719
Included in long-term
56,151
66,815
-
4,501
127,467
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
148,520
Included in current
-
-
12,543
3,841
16,384
Included in long-term
57,222
70,717
-
4,197
132,136
Unamortized fees
(229)
(176)
-
-
(405)
Due within 2 years
57,451
5,456
-
2,987
65,894
Due within 3 years
-
8,367
-
836
9,203
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

and as

of September

30, 2024,

have been

revised, refer

to Note

1 for

additional
information. The amounts

as of

June 30,

2024, and as

of September

30, 2024,

were incorrectly classified

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

Merchant Consumer Total
(As restated) (A) (As restated) (A)
Processing fees
(A)
$
30,880
$
7,530
$
38,410
South Africa (A)
29,078
7,530
36,608
Rest of world
1,802
-
1,802
Technology

products
3,136
2
3,138
South Africa
3,063
2
3,065
Rest of world
73
-
73
Prepaid airtime sold (A)
95,456
17
95,473
South Africa (A)
89,576
17
89,593
Rest of world
5,880
-
5,880
Lending revenue
-
6,956
6,956
Interest from customers
1,676
-
1,676
Insurance revenue
-
4,340
4,340
Account holder fees
-
1,699
1,699
Other
1,348
528
1,876
South Africa
1,291
528
1,819
Rest of world
57
-
57
Total revenue, derived

from the following geographic locations
(A)
132,496
21,072
153,568
South Africa (A)
124,684
21,072
145,756
Rest of world
$
7,812
$
-
$
7,812
(A) Processing fees (and South Africa) have reduced by $
0.7

million and Prepaid airtime sold (and South Africa) have increased by $
8.7

million as a result of the correction discussed in Note 1. The net correction to revenue was $
8.0

million.

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
Prepaid airtime sold
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

months ended September
30, 2024 and 2023, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
(As
restated) (A)
(As
restated) (A)
Merchant (as restated) (A)
$
133,283
$
787
$
132,496
Consumer
21,072
-
21,072
Total for the three

months ended September 30, 2024 (as restated)
(A)
$
154,355
$
787
$
153,568
Merchant
$
121,361
$
852
$
120,509
Consumer
15,580
-
15,580
Total for the three

months ended September 30, 2023
$
136,941
$
852
$
136,089
(A) Revenue has been restated to correct the misstatement of $
8.0

million as discussed in Note 1.

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
Depreciation and amortization
(6,276)
(5,856)
Reversal of allowance of EMI doubtful debt
-
250
Interest income

586
449
Interest expense

(5,032)
(4,909)
Loss before income tax expense $
(4,491)
$
(3,982)

17.

Operating segments (continued)
Operating segments (continued)
The following

tables summarize

segment

information

that is

prepared

in accordance

with GAAP

for

the three

months

ended
September 30, 2024 and 2023:

Three months ended
September 30,
2024 2023
(As
restated) (A)
Revenues
Merchant (as restated) (A) $
133,283
$
121,361
Consumer
21,072
15,580
Total reportable segment

revenue (as restated)
(A)
154,355
136,941
Segment Adjusted EBITDA
Merchant (1)
7,916
7,725
Consumer (1)
4,396
2,120
Total Segment Adjusted

EBITDA
12,312
9,845
Depreciation and amortization
Merchant
2,327
2,078
Consumer
202
169
Subtotal: Operating segments

2,529
2,247
Group costs
3,747
3,609
Total

6,276
5,856
Expenditures for long-lived assets
Merchant
3,908
2,763
Consumer
57
46
Subtotal: Operating segments

3,965
2,809
Group costs
-
-
Total

$
3,965
$
2,809
(A) Revenue has been restated to correct the misstatement of $
8.0

million as discussed in Note 1.
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
U.S. securities laws

require that when

we publish any

non-GAAP measures, we

disclose the reason

for using these

non-GAAP
measures

and

provide

reconciliations

to

the

most

directly

comparable

GAAP

measures.

We

discuss

why

we

consider

it

useful

to
present these non

-GAAP measures and

the material risks

and limitations of

these measures, as

well as a

reconciliation of these

non-
GAAP measures

to the

most directly

comparable GAAP

financial measure

below at

“—Results of

Operations—Use of

Non-GAAP
Measures” below.
Restatement
As

previously

described

in

the

Explanatory

Note

above

and

in

Note

1

to

our

unaudited

condensed

consolidated

financial
statements,

we

have

restated

our

previously

issued

unaudited

condensed

consolidated

financial

statements

and

related

notes

as

of
September 30, 2024, and for the three months ended September 30, 2024. As a result, the previously reported financial information as of and for the three months ended

September 30, 2024 in this Item 2, Management’s

Discussion and Analysis of Financial Condition
and Results

of Operations has

been updated to

reflect the relevant

restatement. Refer to

Note 1

in our unaudited

condensed consolidated
financial statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on
our unaudited condensed consolidated financial statements.

Other than the effect of the restatement as described in Note

1 in our unaudited condensed consolidated financial statements, this section has not

been otherwise modified

and does not reflect

any information or

events occurring after

November 6, 2024,

the filing
date

of

the

Original

Filing,

or

modify

or

update

those

disclosures

affected

by

events

that

occurred

at

a

later

date

or

facts

that
subsequently became known to the Company,

except to the extent they are otherwise required to be included and discussed herein.
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
● Higher revenue:
Our revenues

increased 0%

in ZAR,

primarily due

to an

increase in

value-added services

activity,

higher
low

margin

prepaid

airtime

sales

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
Table 3 In United States Dollars
Three months ended September 30,
2024 2023
(As restated) (A) (As restated) (A)
$ ’000 $ ’000 % change
Revenue

153,568 136,089 13%
Cost of goods sold, IT processing, servicing and support

118,909 107,490 11%
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
78 264 (70%)
Net loss before earnings (loss) from equity-accounted investments

(4,569) (4,246) 8%
Earnings (Loss) from equity-accounted investments

27 (1,405) nm
Net loss attributable to us

(4,542) (5,651) (20%)
(A) Revenue and cost of goods sold,

IT processing, servicing and support for the three months

ended September 30, 2024, have been restated
and increased by $8.0 million to correct the misstatements discussed in Note 1 to the unaudited condensed consolidated statement of operations.
Table 4 In South African Rand
Three months ended September 30,
2024 2023
(As restated) (A) (As restated) (A)
ZAR ’000 ZAR ’000 % change
Revenue

2,756,877 2,537,659 9%
Cost of goods sold, IT processing, servicing and support

2,134,828 2,004,465 7%
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
1,402 4,825 (71%)
Net loss before earnings (loss) from equity-accounted investments

(81,498) (78,978) 3%
Earnings (Loss) from equity-accounted investments

475 (26,657) nm
Net loss attributable to us

(81,023) (105,635) (23%)
(A) Revenue and cost of goods sold,

IT processing, servicing and support for the three months

ended September 30, 2024, have been restated
and increased by

ZAR 141.2 million

to correct the

misstatements discussed

in Note

1 to

the unaudited condensed

consolidated statement

of operations.
Revenue increased by $17.5 million (ZAR 219.2

million), or 12.8% (in ZAR, 8.6%), primarily due

to an increase in the volume
of

value-added

services

provided

(prepaid

airtime

and

gaming),

high

transactions

volumes

from

our

vault

and

cash

management
operations

resulting

in higher

processing

fees, an

increase

in certain

issuing fee

base prices

and

transaction

activity in

our

issuing
business,

an

increase

in

low

margin

prepaid

airtime

sales

and

an

increase

in

insurance

premiums

collected

and

lending

revenues
following higher loan

originations. Refer to discussion

above at “—Recent Developments”

for a description of

key trends impacting
our revenue this quarter.

Cost of

goods

sold, IT

processing,

servicing

and

support

increased

by

$11.4

million

(ZAR 130.4

million) or

10.6%

( 6.5%),
primarily due to the increase in low margin prepaid airtime sales, higher insurance-related claims and third-party transaction fees.

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

Table 6 In United States Dollars
Three months ended September 30,
2024
(As
restated)
(A)
% of total
2023 % of
(As
restated)
(A)
(As restated)
(A)
Operating Segment $ ’000 $ ’000 total % change
Consolidated revenue:
Merchant
(A)
133,283 86% 121,361 89% 10%
Consumer 21,072 14% 15,580 11% 35%
Subtotal: Operating segments

154,355 100% 136,941 100% 13%
Eliminations

(787) - (852) - (8%)
Total

consolidated revenue
(A)
153,568 100% 136,089 100% 13%
Group Adjusted EBITDA:
Merchant
(1)(2)
7,916 84% 7,725 96% 2%
Consumer
(1)(2)
4,396 47% 2,120 26% 107%
Group costs (2,949) (31%) (1,822) (22%) 62%
Group Adjusted EBITDA (non-GAAP) 9,363 100% 8,023 100% 17%
(A) Revenue has

been restated and

increased by $8.0

million to correct

the misstatements discussed

in Note 1

to the unaudited
condensed consolidated statement of operations.
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
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 7 In South African Rand
Three months ended September 30,
2024 % of 2023 % of
(As
restated) (A) (As restated) (A)
Operating Segment ZAR ’000 total ZAR ’000 total % change
Consolidated revenue:
Merchant (A) 2,393,012 87% 2,263,001 89% 6%
Consumer 378,063 14% 290,629 11% 30%
Subtotal: Operating segments

2,771,075 101% 2,553,630 100% 9%
Eliminations

(14,198) (1%) (15,971) - (11%)
Total

consolidated revenue
(A) 2,756,877 100% 2,537,659 100% 9%
Group Adjusted EBITDA:
Merchant (1)(2) 142,078 84% 143,910 96% (1%)
Consumer (1)(2) 78,681 47% 39,612 26% 99%
Group costs (52,654) (31%) (33,980) (22%) 55%
Group Adjusted EBITDA (non-GAAP) 168,105 100% 149,542 100% 12%
(A)

Revenue

has

been

restated

and

increased

by

ZAR 141.2

million

to

correct

the

misstatements

discussed

in

Note

1

to

the
unaudited condensed consolidated statement of operations.
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
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Merchant
Segment revenue

primarily increased

due to

a higher

volume of

value-added services

provided (prepaid

airtime and

gaming),
higher low

margin prepaid

airtime sales and

high transactions

volumes from

our vault and

cash management

operations resulting in
higher

processing

fees.

In

ZAR,

the

modest

decrease

in

Segment

Adjusted

EBITDA

is

primarily

due

higher

operating

expenses
incurred,

especially

employment-related

expenditures,

to

expand

our

offering,

which

was

partially

offset

by

higher

gross

margin
(calculated as revenue less cost of goods sold, IT processing, servicing and support). We record a significant proportion of our airtime sales in

revenue (see

further below)

and cost

of sales, while

only earning

a relatively

small margin.

This significantly

depresses the
Segment Adjusted EBITDA margins shown by the business.
Our Segment

Adjusted EBITDA margin

(calculated as Segment

Adjusted EBITDA

divided by revenue)

for the first

quarter of
fiscal 2025 and 2024 was 5.9% and 6.4%, respectively.
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
material weaknesses (the

“Original Material Weaknesses”)

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

Original Material
Weaknesses discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024 (as described

above), the executive
chairman and the

group chief financial

officer concluded that

our disclosure controls

and procedures were

not effective as

of September
30, 2024. due to the Original Material Weaknesses

described above.

Subsequent to the date of the Original Filing, including in connection with the restatement, management identified the following material weaknesses

(the “Subsequent

Material Weaknesses”

and together

with the

“Original Material

Weaknesses”,

the “Material
Weaknesses”) in the

Company’s internal

control over financial reporting:
●
Our

Consumer

lending

process,

specifically

insufficient

risk

assessment

and

monitoring

activities

relating

to

changes

in
systems

and

processes,

insufficient

controls

over

internal

information

and

information

from

service

organizations,

and
insufficient

design

and

implementation

of

information

technology

general

controls

(“ITGCs”),

controls

over

service
organizations and process level controls,

resulting in ineffective process level

controls, including a lack of validation

of the
completeness and accuracy of information used within the process;

●
Our payroll process, specifically

insufficient risk assessment

and monitoring activities relating

to changes over the

transfer
of

ownership

to

the

centralized

payroll

processes,

insufficient

controls

over

information

from

service

organizations,

and
insufficient design and implementation of ITGCs, controls over service organizations and process level controls resulting in ineffective process level controls including a lack of validation of the completeness and accuracy of information used within
this process;
●
Our

annual

goodwill

impairment

process,

specifically

related

to

insufficient

risk

assessment

and

ineffective

design

and
implementation of controls resulting in ineffective process level controls;
●
Our

revenue

recognition

process

relating

to

prepaid

airtime

sold

and

processing

fees

relating

to

certain

agreements,
specifically insufficient risk assessment and ineffective design and implementation of controls related to our judgement over
revenue recognized either as principal versus as agent resulting in ineffective process level controls;
● Our journal entry process, specifically relating to insufficient risk assessment, and ineffective design and implementation of controls including

insufficient controls

over information

resulting in

ineffective process

level controls

including a

lack of
validation of the completeness

of the journal entry

population and a lack of

validation of the completeness

and accuracy of
information used within the process; and
●
An insufficient number of experienced and trained resources to execute on their internal control responsibilities resulting in
ineffective

design, implementation

and operating

effectiveness of

process level

controls for

processes in

the scope

of our
internal control over financial reporting evaluation.

Of the

material weaknesses

described above,

the material

weaknesses related

to the

revenue recognition

process resulted

in a
material corrected

misstatement for

the year ended

September 30,

2024 and

a restatement for

each of the

quarters ended

September
30,

2024,

December

31,

2024

and

March

31,

2025

of

our

revenue

and

cost

of

goods

sold,

IT

processing,

servicing

and

support,
exclusive of depreciation and amortization. There

was no impact on the Company’s

reported operating income (loss), net loss or loss
per share

in any

of such

quarters. For

further information

on the

restatement, refer

to the

section titled

"Restatement of

Previously
Issued Financial

Statements” in

Note 1

to the unaudited

interim condensed

consolidated financial

statements as

of and

for the

three
months ended September 30, 2024. included in this Form 10-Q/A.
Of the material weaknesses described above, the material weaknesses related to the annual goodwill impairment process resulted
in

a

corrected

material

misstatement

and

a

corrected

immaterial

misstatement

of

goodwill

and

impairment

loss in

the

Company’s
consolidated financial statements for the year ended June 30, 2025

.
Of the material weaknesses described above, the

material weaknesses related to the journal entry process

resulted in a corrected
immaterial misstatement

to our

revenue and

cost of

goods sold,

IT processing,

servicing and

support, exclusive

of depreciation

and
amortization in the Company’s consolidated

financial statements for the year ended June 30, 2025.

Of the material weaknesses described above, the material weakness related to an insufficient number of experienced and trained
resources to

execute on

their internal

control responsibilities

also resulted

in a

corrected material

misstatement of

current and

long-
term borrowings in the Company’s

consolidated financial statements for the year ended June 30, 2025.
All

other

material

weaknesses

did

not

result

in

any

corrected

material

or

immaterial

misstatements,

however

a

reasonable
possibility exists that material misstatements in the Company’s consolidated financial statements may not be prevented or detected on a timely basis.

Subsequent to

the date of

the Original Filing

and as a

result of the

Subsequent Material Weaknesses

in the Company's

internal
control over

financial reporting

discussed above,

our management,

with the

participation of

our executive

chairman and

our group
chief financial

officer,

concluded that,

as of

September 30,

2024.,

our disclosure

controls and

procedures

were not

effective

at the
reasonable assurance level due to the Subsequent Material Weakness described above.
Notwithstanding

the

previously

identified

Material

Weaknesses,

management

believes

the

condensed

consolidated

financial
statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with

GAAP.
Remediation of Subsequent Material Weaknesses
To address the material weaknesses, our management,

including our Information Technology

(“IT”) team, has commenced with
remediation of these material

weaknesses including, but not

limited to: (1) developing

and implementing a comprehensive

remediation
plan that includes specific actions aimed at enhancing the

understanding of control owners related to the operation and importance of
internal

controls

over

financial

reporting,

including

the principles

and

requirements

of

each control,

with

a focus

on

the impacted
processes,

including

controls

over

service

organizations,

ITGCs

and

other

process

level

controls;

(2)

mandating

improved

risk
assessment

procedures

with governance

requirements

upon implementing

new systems

within the

Group together

with the

design,
implementation and monitoring

of control activities;

(3) the recruitment

of additional appropriately

skilled resources across

the Finance
and

Risk

and

Compliance

disciplines

coupled

with

the

further

upskilling

and

training

of

existing

resources

responsible

for

the
execution

of

key

controls

as

well

as

a

focus

on

a

greater

degree

of

automation

of

controls

throughout

the

organization,

(4)

the
embedding of

controls compliance

in the

key performance

indicators of

senior executives

across the

business and

(5) collaborating
closely with internal and external assurance partners to ensure the robustness of our remediation plan.
While we are actively taking steps to implement our remediation plan, the Subsequent Material Weaknesses

will not be deemed
resolved until

the enhanced

controls operate

for a

sufficient period

of time

and management

has confirmed

through testing

that the
same are operating effectively.

We will

continue to monitor the

remediation plan's effectiveness

and adjust our efforts

as needed. As
we assess and test our

internal control over

financial reporting, we may

identify the need for

additional measures or modifications

to
the plan.
Remediation of Original Material Weaknesses
Management has,

however, made

progress in remediating

the material weaknesses

identified in the

previous fiscal year

related
to the failure of

specific ITGCs for certain

IT systems to operate

effectively as well

as the insufficient

design and implementation

of
controls and policies

and procedures

related to the

goodwill impairment

assessment. As a

result, controls

in the areas

of user access
and

program-change

management

for

associated

IT

systems

that

support

our

financial

reporting

processes

have

been

remediated.
Revised procedures

have been

implemented related

to the

validation of

completeness and

accuracy of

the data used

in the

goodwill
impairment model together with additional procedures implemented to enhance the precision levels in evaluating certain assumptions utilized in this model. Even though the controls for the goodwill impairment process have been strengthened,

it has not yet been fully
remediated as model errors persisted.
The remediation plan with respect to the Material Weaknesses may be adjusted as is appropriate, as we continue to evaluate and enhance our

internal control

over financial

reporting. Other

than the

design and

implementation of

the remediation

plan, there

have
not been

any changes

in our internal

control over

financial reporting

during the

fiscal quarter

ended September

30, 2024.,

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

the

Adumo business

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

an agreement with African

Bank Limited that enables

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

African Bank Limited and ourselves.

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

We provide payment services to our customers by partnering with some of the largest banks in South Africa. If these agreements were to be terminated, we would not be able to provide these payment services unless we were able to conclude an agreement with an alternative bank.

In addition,

if we were

to lose our

PASA

registrations or fail

to have them

renewed, we

would not be

permitted to
provide payment services.
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

and may

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

operational costs,

which may

have a

material adverse

effect on

our business.

It is

expected that

the SARB will

publish
revised regulations later in 2025.
We

identified

material

weaknesses

in

internal

control

over

financial

reporting,

and

determined

that

they

resulted

in

our
internal

control

over

financial

reporting

and

disclosure

controls

and

procedures

not

being

effective,

during

the

quarter

ended
September 30, 2024. If we are not able to remediate

these material weaknesses, or we identify additional

deficiencies in the future
or otherwise fail

to maintain an

effective system of internal controls,

including disclosure controls and

procedures, this could result
in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

SEC rules define a material weakness as a deficiency,

or a combination of control deficiencies, in internal control over financial reporting

such

that

there

is

a

reasonable

possibility

that

a

material

misstatement

of

a

registrant’s

financial

statements

will

not

be
prevented or detected

on a

timely basis.

We are required to

annually provide management’s attestation

on internal control

over financial
reporting. We

are also

required to

disclose significant

changes made

to our internal

control procedures

on a

quarterly basis

and any
material

weaknesses

identified

by

our

management

in

our

internal

control

over

financial

reporting

during

the

course

of

related
assessments.

Subsequent

to

the

Original

Filing,

in

connection

with

the

restatement,

management

identified

a

material

weakness

in

the
Company’s internal control over financial reporting related

to its controls

over applying technical accounting

guidance to nonrecurring
events and transactions, specific

to the evaluation of information

that was known or knowable

at the time of the

transaction or event.
Refer to the section titled "Restatement” in Note 1 to the unaudited interim condensed consolidated financial statements as of

and for
the

three

months

ended

September

30,

2024

included

in

this Form

10-Q/A.

Management

determined

that

such

material

weakness
resulted in

the Company’s

internal control

over financial

reporting and

disclosure controls

and procedures

not being

effective as

of
September 30, 2024.
Effective internal controls are necessary

for us to provide reliable financial

statements and prevent or detect fraud.

The material
weaknesses in internal

control over financial

reporting described above,

any new

deficiencies identified in

the future

or any

deficiencies
in our disclosure

controls and procedures,

if not timely

remediated, could limit

our ability to prevent

or detect a

misstatement of our
accounts or disclosures that could result in

a material misstatement of our annual

or interim financial statements. We are in the process
of implementing

a remediation

plan to

remediate the

material weaknesses

we identified,

which is

designed to

improve our

internal
control over

financial reporting. We

can provide no

assurance that the

measures we have

taken to-date

and any actions

that we may
take

in

the

future

will

be

sufficient

to

remediate

this

control

deficiency,

or

that

such

remediation

measures

will

be

effective

at
preventing or avoiding potential future significant deficiencies or material weaknesses in our internal controls.

If

we

identify

any

new

deficiencies

in

the

future

or

are

not able

to

successfully

remediate

the

material

weaknesses

we

have
identified and

related deficiencies

in our disclosure

controls and procedures,

the accuracy and

timing of our

financial reporting

may
be adversely affected, investors may lose confidence in the

accuracy and completeness of our financial reports,

the market price of our
common stock

could decline, we

could be

subject to sanctions

or investigations

by the SEC,

or other

regulatory authorities,

and we
may not

be able

to source

external financing

for our

capital needs

on acceptable

terms or

at all.

Each of

the foregoing

items could
adversely affect

our business, results

of operations,

financial condition,

and the market

price and volatility

of our common

stock. In
addition, we have expended,

and expect to continue

to expend, significant resources,

including accounting-related costs and

significant
management oversight, in

order to assess, implement,

maintain, remediate and

improve the effectiveness

of our internal control

over
financial reporting and our general control environment.
In addition, as a result of the material weaknesses described above and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and

state
securities laws,

contractual claims or

other claims arising

from the

deficiencies in our

internal control over

financial reporting described
above,

the

preparation

of

our

financial

statements

and

the

restatement

described

above.

Any

such

litigation

or

dispute,

whether
successful or not, could have a material adverse effect on our business,

results of operations, liquidity and financial condition.
The restatement of our prior

quarterly financial statements may affect shareholder and

investor confidence in us or

harm our
reputation, and may subject us

to additional risks and uncertainties, including increased costs and the increased possibility of legal
proceedings and regulatory inquiries, sanctions or investigations.
Subsequent

to

the

Original

Filing,

in

connection

with

the

restatement,

management

identified

material

weaknesses

in

the
Company’s internal control over financial reporting, specific to the evaluation of information that was known or knowable at the time of the transaction

or event. Refer

to the

section titled “Restatement”

in Note

1 to

the unaudited interim

condensed consolidated financial
statements as of and for the three months ended September 30, 2024 included in this Form 10-Q/A.
As a result of the restatement

described above, we have

incurred, and may continue to

incur, unanticipated costs

for accounting
and

legal

fees

in

connection

with,

or

related

to,

such

restatement.

In

addition,

such

restatement

could

subject

us

to

a

number

of
additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC

or other

regulatory authorities.

Any of

the foregoing

may adversely

affect

our reputation,

the accuracy

and timing

of our
financial

reporting,

or

our

business,

results

of

operations,

liquidity

and

financial

condition,

or

cause

shareholders,

investors

and
customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of

our common stock
to decline.
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
#
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
X
32
Certification pursuant to 18 USC Section 1350
X
101.INS XBRL Instance Document X
101.SCH
XBRL Taxonomy

Extension Schema
X
101.CAL
XBRL Taxonomy

Extension Calculation Linkbase
X
101.DEF
XBRL Taxonomy

Extension Definition Linkbase
X
101.LAB
XBRL Taxonomy

Extension Label Linkbase
X
101.PRE
XBRL Taxonomy

Extension Presentation Linkbase
X
104
Cover

page

formatted

as

Inline

XBRL

and

contained

in
Exhibit 101
# Previously filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2024 filed with the SEC on
November 6, 2024.

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

registrant has

caused this

report to

be signed

on its
behalf by the undersigned, thereunto duly authorized, on September

29, 2025.
LESAKA TECHNOLOGIES, INC.

By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman
By: /s/ Dan L. Smith
Dan L. Smith

Group Chief Financial Officer,

Treasurer and Secretary