Form 10-Q/A
period 2024-12-31
LESAKA TECHNOLOGIES INC
filed 2025-09-29
CIK 1041514

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Lesaka Technologies,
Inc. (the “Company”) for the quarter ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the
“SEC”) on February 5, 2025, (the “Original Filing”).
On September 10, 2025, the Company filed a Current Report on Form 8-K under Item 4.02(a) with the SEC relating to the Original
Filing. This Amendment No. 1 amends the Original Filing to reflect the restatement of the Company’s unaudited condensed consolidated financial statements for the three and six months ended December 31, 2024, in order to correct an error related to the
Company’s accounting for revenue, as more fully described in Note 1 to the unaudited condensed consolidated financial statements contained in this Amendment No. 1. In correcting the misstatement in this Amendment No. 1, the Company has also revised other financial statement line item amounts, including but not limited to its long-term borrowings and current portion of long-term borrowings to revise its presentation of between these accounts as a result of a misclassification identified during the three and nine months ended March 31, 2025, refer to Note 1 for additional information.
In addition, we have filed an amendment to our Quarterly Reports on Form 10-Q for quarterly periods ended September 30, 2024, originally filed with the SEC on November 6, 2024; and March 31, 2025, originally filed with the SEC on May 7, 2025.
Internal Control Considerations
Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, as further described in Part I, Item 4 of this Amendment, and concluded that material weaknesses existed and that internal control over financial reporting was not effective as of December 31, 2025.
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
Except as described above, this Form 10-Q/A is presented as of the date of the Original Filing and does not substantively amend, update or change any other items or disclosures contained in the Original Filing. Accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring subsequent to February 5, 2025, the filing date of the Original Filing, unless specifically noted herein, or otherwise modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement.
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

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and June
30, 2024
2
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2024 (as restated) and 2023
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

(as restated)
10
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
49
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
71
Item 4.
Controls and Procedures
72
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
74
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
77
Item 5.
Other Information
77
Item 6.
Exhibits
78
Signatures
79
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
Operating lease liability - current (Note 17)
3,257
2,343
Current portion of long-term borrowings (Note 9)
79,753
15,719
Income taxes payable
1,385
654
Total current liabilities before settlement obligations
211,667
107,529
Settlement obligations
26,882
22,358
Total current liabilities
238,549
129,887
DEFERRED INCOME TAXES
36,260
38,128
OPERATING LEASE LIABILITY - LONG TERM (Note 17)
4,819
5,087
LONG-TERM BORROWINGS (Note 9)
68,904
127,467
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
TOTAL EQUITY
200,037
175,857
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
640,574
$
558,450
(A) – The Company reclassified an amount of $
11,453

from

long-term borrowings to current portion of long-term borrowings , refer to Note 1.
(B) – The Company reclassified an amount of $
11,841

from

long-term borrowings to current portion of long-term borrowings , refer to Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended Six months ended
December 31, December 31,
2024 2023 2024 2023
(As
restated)
(A)
(As
restated)
(A)
(In thousands, except per share
data)
(In thousands, except per share
data)
REVENUE (Note 16) $
176,216
$
143,893
$
329,784
$
279,982
EXPENSE
Cost of goods sold, IT processing, servicing and support
130,696
114,266
249,605
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

Basis of Presentation,

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

months
ended

December

31, 2024,

the Company’s

management

determined

that the

Company

incorrectly

classified and

recorded

revenue
from the sale of

certain vouchers on an

agent basis instead of

as a principal due

to a misinterpretation of

the accounting implications
related

to

a

change

in

an

operating

process

with

its

supplier.

The

Company

understated

its

revenue

and

cost

of

goods

sold,

IT
processing, servicing and support by $
29.4

million and $
37.4

million in its unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2024, respectively.
The correction

of the misclassification

did not

impact the Company’s

basic and diluted

loss per share,

condensed consolidated
balance sheet as

of December 31,

2024, or its

unaudited condensed consolidated statements

of comprehensive (loss) income,

unaudited
condensed consolidated

statement of changes

in equity and unaudited

condensed consolidated statements

of cash flows

for the three
and six months ended December 31, 2024.
The

tables

below

present

the

impact

of

the

restatement

on

the

Company’s

unaudited

condensed

consolidated

statement

of
operations for the three and six months ended December 31, 2024:

Three months ended December 31, 2024
As previously
reported
Restatement
adjustment
As

restated
(in thousands)
Revenue $
146,818
$
29,398
$
176,216
Cost of goods sold, IT processing, servicing and support $
101,298
$
29,398
$
130,696
Six months ended December 31, 2024
As previously
reported
Restatement
adjustment
As

restated
(in thousands)
Revenue $
292,364
$
37,420
$
329,784
Cost of goods sold, IT processing, servicing and support $
212,185
$
37,420
$
249,605
Revision of Previously Issued Financial Statements
In

April

2025,

the

Company

identified

that

it

had

misclassified

certain

of

its

long-term

borrowings.

The

Company’s

CCC
Revolving Credit

Facility was

scheduled to

be repaid

in full

on November

2024, but

this has

been extended

to June

30, 2025.

The
Company incorrectly

classified amounts due

under its CCC

Revolving Credit

Facility as long-term

borrowings instead of

as current
portion

of

long-term

borrowings

in

its

unaudited

condensed

consolidated

balance

sheet

as

of

December

31,

2024,

and

its

audited
consolidated balance sheet as of June 30, 2024.

1.

Basis of Presentation, Restatement of Financial Statement

and Summary of Significant Accounting Policies (continued)
Revision of Previously Issued Financial Statements (continued
The table

below presents

the impact

of the

revision of

the Company’s

financial statements

as of

December 31,

2024 and

June
30, 2024:

Consolidated balance sheet
As previously reported Correction Revised
(in thousands)
December 31, 2024
Current portion of long-term borrowings $
68,300
$
11,453
$
79,753
Long-term borrowings $
80,357
$
(11,453)
$
68,904
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

July 1,
2023 using the applicable average foreign exchange rates for the periods presented:

Three months
ended
December 31,
2023
(As restated)
(A)
Six months ended
December 31,

2024 2023
Revenue $
159,397
$
335,146
$
307,897
Net loss $
(3,040)
$
(35,024)
$
(15,088)
(A) Revenue during the three and

six months ended December 31, 2024

has been restated to correct the misstatements

of $
29.4
million and $
37.4

million, respectively,

discussed in Note 1.
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

RMB (6)
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
11,453
3,684
79,753
Included in long-term
-
64,537
-
4,367
68,904
Unamortized fees
-
(149)
-
-
(149)
Due within 2 years
-
4,978
-
2,873
7,851
Due within 3 years
-
7,634
-
1,119
8,753
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

December

31,

2024,

have

been

revised,

refer

to Note

1 for

additional
information.

The amounts

as of

June 30,

2024, and

as of

December 31,

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

Merchant Consumer Enterprise Total
(As
restated) (A) (As restated) (A)
Processing fees
(A)
$
35,794
$
7,862
$
5,825
$
49,481
South Africa (A)
33,931
7,862
5,825
47,618
Rest of Africa
1,863
-
-
1,863
Technology

products
8,121
65
1,187
9,373
South Africa
8,057
65
1,187
9,309
Rest of Africa
64
-
-
64
Prepaid airtime sold (A)
98,188
23
1,660
99,871
South Africa (A)
91,409
23
1,660
93,092
Rest of Africa
6,779
-
-
6,779
Lending revenue
-
7,376
-
7,376
Interest from customers
1,610
120
-
1,730
Insurance revenue
-
4,868
-
4,868
Account holder fees
-
1,765
-
1,765
Other
902
850
-
1,752
South Africa
845
850
-
1,695
Rest of Africa
57
-
-
57
Total revenue, derived

from the following geographic
locations (A)
144,615
22,929
8,672
176,216
South Africa
(A)
135,852
22,929
8,672
167,453
Rest of Africa
$
8,763
$
-
$
-
$
8,763

16.

Revenue recognition (continued)
Disaggregation of revenue (continued)
(A) Processing fees (and South

Africa) have reduced by $
2.1

million and Prepaid airtime sold (South

Africa) have increased by
$
31.5

million as a result of the correction discussed in Note 1. The net correction to revenue was $
29.4

million.
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended December 31, 2023:

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

Merchant Consumer Enterprise Total
(As
restated) (A) (As restated) (A)
Processing fees (A) $
60,162
$
15,392
$
12,337
$
87,891
South Africa (A)
56,497
15,392
12,337
84,226
Rest of Africa
3,665
-
-
3,665
Technology

products
9,966
67
2,478
12,511
South Africa
9,829
67
2,478
12,374
Rest of Africa
137
-
-
137
Prepaid airtime sold (A)
192,066
40
3,238
195,344
South Africa (A)
179,407
40
3,238
182,685
Rest of Africa
12,659
-
-
12,659
Lending revenue
-
14,332
-
14,332
Interest from customers
3,286
120
-
3,406
Insurance revenue
-
9,208
-
9,208
Account holder fees
-
3,464
-
3,464
Other
2,199
1,378
51
3,628
South Africa
2,085
1,378
51
3,514
Rest of Africa
114
-
-
114
Total revenue, derived

from the following geographic
locations (A)
267,679
44,001
18,104
329,784
South Africa (A)
251,104
44,001
18,104
313,209
Rest of Africa
$
16,575
$
-
$
-
$
16,575

16.

Revenue recognition (continued)
Disaggregation of revenue (continued)
(A) Processing fees (and South

Africa) have reduced by $
2.8

million and Prepaid airtime sold

(South Africa) have increased by
$
40.3

million as a result of the correction discussed in Note 1. The net correction to revenue was $
37.4

million.
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the six months ended December 31, 2023:

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

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
(As
restated)
(A)
(As
restated)
(A)
Merchant (as restated) (A)
$
145,209
$
594
$
144,615
Consumer
22,929
-
22,929
Enterprise
8,933
261
8,672
Total for the three

months ended December 31, 2024 (as restated)
(A)
$
177,071
$
855
$
176,216
Merchant
$
117,182
$
914
$
116,268
Consumer
16,707
-
16,707
Enterprise
11,921
1,003
10,918
Total for the three

months ended December 31, 2023
$
145,810
1,917
143,893
(A) Revenue has

been restated for

the three months

ended December 31,

2024 to correct

the misstatement of

$
29.4

million as
discussed in Note 1.
The reconciliation of

the reportable segment’s

revenue to revenue from

external customers for the

six months ended December
31, 2024 and 2023, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From
external
customers
(As
restated)
(A)
(As
restated)
(A)
Merchant (as restated) (A)
$
268,861
$
1,182
$
267,679
Consumer
44,001
-
44,001
Enterprise
20,815
2,711
18,104
Total for the six months ended

December 31, 2024 (as restated)
(A)
$
333,677
$
3,893
$
329,784
Merchant
$
229,243
$
1,612
$
227,631
Consumer
32,287
-
32,287
Enterprise
21,388
1,324
20,064
Total for the six months ended

December 31, 2023
$
282,918
$
2,936
$
279,982
(
A)

Revenue

has

been

restated

for

the

six

months

ended

December

31,

2024

to

correct

the misstatement

of

$
37.4

million

as
discussed in Note 1.

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
-
(33,731)
-
Reversal of allowance of EMI doubtful debt
-
-
-
250
Interest income

721
485
1,307
934
Interest expense

(6,174)
(4,822)
(11,206)
(9,731)
Loss before income tax expense $
(38,568)
$
(2,064)
$
(43,059)
$
(6,046)

18.

Operating segments (continued)
Operating segments (continued)
The following tables summarize

supplemental segment information

for the three and six months

ended December 31, 2024 and
2023:

Three months ended Six months ended
December 31, December 31,
2024 2023 2024 2023
(As
restated) (A)
(As
restated) (A)
Revenues
Merchant (as restated) (A) $
145,209
$
117,182
$
268,861
$
229,243
Enterprise
8,933
11,921
20,815
21,388
Consumer
22,929
16,707
44,001
32,287
Total reportable segment

revenue (as restated)
(A)
177,071
145,810
333,677
282,918
Segment Adjusted EBITDA
Merchant (1)(2)
10,319
7,497
17,873
14,407
Enterprise (2)
(31)
891
331
1,706
Consumer (1)(2)
4,342
2,575
8,738
4,695
Total Segment Adjusted

EBITDA
14,630
10,963
26,942
20,808
Depreciation and amortization
Merchant
3,027
1,944
5,254
3,904
Enterprise
94
97
194
215
Consumer
235
179
437
348
Subtotal: Operating segments

3,356
2,220
5,885
4,467
Group costs
4,867
3,593
8,614
7,202
Total

8,223
5,813
14,499
11,669
Expenditures for long-lived assets
Merchant
5,783
2,052
9,669
4,736
Enterprise
24
26
46
105
Consumer
511
120
568
166
Subtotal: Operating segments

6,318
2,198
10,283
5,007
Group costs
-
-
-
-
Total

$
6,318
$
2,198
$
10,283
$
5,007
(A) Revenue during the three and six months ended December 31, 2024, have been restated by $
29.4

million and $
37.4

million,
respectively, to correct

the misstatements discussed in Note 1.
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
December

31,

2024

and

for

the

three

and

six

months

ended

December

31,

2024.

As

a

result,

the

previously

reported

financial
information as of

and for the three

and six months ended

December 31, 2024 in

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

February 5,

2025, the

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

Second quarter of fiscal 2025 compared to second quarter

of fiscal 2024
The following factors had

a significant impact on

our results of operations

during the second quarter

of fiscal 2025 as compared
with the same period in the prior year:
● Higher revenue:
Our revenues increased

0% in ZAR,

primarily due to

the inclusion of

Adumo, an increase

in value-added
services activity in

Merchant, higher

low margin

prepaid airtime sales,

as well as

higher transaction,

insurance and lending
revenues in Consumer, which was partially offset

by a lower contribution from Enterprise;
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
Table 3 In United States Dollars
Three months ended December 31,
2024 2023%
(As restated) (A) (As restated) (A)
$ ’000 $ ’000 change
Revenue

176,216 143,893 22%
Cost of goods sold, IT processing, servicing and support

130,696 114,266 14%
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

ended December 31, 2024, have been

restated
and increased by $29.4 million to correct the misstatements discussed in Note 1 to the unaudited condensed consolidated statement of operations.
Table 4 In South African Rand
Three months ended December 31,
2024 2023%
(As restated) (A) (As restated) (A)
ZAR ’000 ZAR ’000 change
Revenue

3,155,758 2,694,506 17%
Cost of goods sold, IT processing, servicing and support

2,340,669 2,139,730 9%
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

(584,089) (51,624) 1,031%
Earnings from equity-accounted investments

891 805 11%
Net loss
(583,198) (50,819) 1,048%
Less net income attributable to non-controlling interest

496 - nm
Net loss attributable to us

(583,694) (50,819) 1,049%
(A) Revenue and cost of goods sold, IT

processing, servicing and support for the six months

ended December 31, 2024, have been restated

and
increased by ZAR 526.6 million to correct the misstatements discussed in Note 1 to the unaudited condensed consolidated statement of operations.
Revenue increased by $32.3

million (ZAR 461.3 million)

or 22.5% (17.1%), primarily

due to the

inclusion of Adumo, an

increase
in

the

volume

of

value-added

services

provided

(prepaid

airtime

and

gaming),

an

increase

in

certain

issuing

fee

base

prices

and
transaction activity in our issuing business, higher low margin prepaid airtime sales, and an increase in insurance premiums collected and lending revenues following

higher loan originations.

Refer to discussion above

at “—Recent Developments” for

a description of
key trends impacting our revenue this quarter.

Cost of

goods

sold, IT

processing,

servicing

and support

increased by

$16.4 million

(ZAR 200.9

million) or

14.4% (in

ZAR
9.4%),

primarily due

to the inclusion

of Adumo,

higher commissions paid

related to VAS

revenue generated,

and higher insurance-
related claims and third-party transaction fees, which was partially offset by decrease in in low margin prepaid airtime costs.
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

2024 was 0.4%

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

Table 6 In United States Dollars
Three months ended December 31,
2024
(As
restated) (A)
% of total
2023
(As restated) (A)

% change
(As
restated)
(A)
% of
Operating Segment $ ’000 $ ’000 total
Consolidated revenue:
Merchant
(A)
145,209 82% 117,182 81% 24%
Consumer 22,929 13% 16,707 12% 37%
Enterprise 8,933 5% 11,921 8% (25%)
Subtotal: Operating segments

177,071 100% 145,810 101% 21%
Eliminations

(855) - (1,917) (1%) (55%)
Total

consolidated revenue
(A)
176,216 100% 143,893 100% 22%
Group Adjusted EBITDA:
Merchant
(1)(2)
10,319 87% 7,497 84% 38%
Consumer
(1)(2)
4,342 37% 2,575 29% 69%
Enterprise
(2)
(31) - 891 10% nm
Group costs (2,820) (24%) (2,011) (23%) 40%
Group Adjusted EBITDA (non-
GAAP)
(3)
11,810 100% 8,952 100% 32%
(A) Revenue has been restated and increased by $29.4

million to correct the misstatements discussed in Note 1 to the unaudited condensed consolidated statement of operations.
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

2024 are now included in Merchant,

Consumer
and Enterprise Segment

Adjusted EBITDA. The prior

period has been

re-presented to conform

with current period presentation.

See
also “—Results

of Operations

—

Presentation of

Merchant, Consumer

and Enterprise

by segment

for fiscal

2025 to

date and

fiscal
2024”.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 7 In South African Rand
Three months ended December 31,
2024
(As
restated) (A)
% of total
2023
(As restated) (A)

% change
(As
restated)
(A)
% of
Operating Segment ZAR ’000 ZAR ’000 total
Consolidated revenue:
Merchant
(A)
2,600,561 82% 2,194,260 81% 19%
Consumer 410,687 13% 312,767 12% 31%
Enterprise 159,846 5% 223,193 8% (28%)
Subtotal: Operating segments

3,171,094 13% 2,730,220 12% 16%
Eliminations

(15,336) 87% (35,714) 88% (57%)
Total

consolidated revenue
(A)
3,155,758 100% 2,694,506 100% 17%
Group Adjusted EBITDA:
Merchant
(1)(2)
185,108 87% 140,429 84% 32%
Consumer
(1)(2)
77,488 37% 48,233 29% 61%
Enterprise
(2)
(537) - 16,779 10% nm
Group costs (50,265) (24%) (37,663) (23%) 33%
Group Adjusted EBITDA (non-
GAAP)
(3)
211,794 100% 167,778 100% 26%
A)

Revenue

has

been

restated

and

increased

by

ZAR

526.6

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
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment revenue primarily increased due to the inclusion of Adumo, a higher volume of value-added services provided (prepaid airtime “Pinless Airtime”

and gaming)

and an increase

in low margin

prepaid airtime sales

(“Pinned airtime”).

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

second quarter of fiscal 2025 and 2024 was 7.1% and 6.4%, respectively.
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
The following

factors had a

significant impact on

our results of

operations during

the first half

of fiscal 2025

as compared with
the same period in the prior year:
●
Higher

revenue:
Our

revenues increased

0.0%

in ZAR,

primarily

due

to the

inclusion

of Adumo,

higher

Pinned Airtime
sales, an increase in value-added services activity in Merchant, as well as higher transaction, insurance and lending revenues in Consumer,

which was partially offset by a lower contribution from Enterprise;
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
Table 8 In United States Dollars
Six months ended December 31,
2024 2023%
(As restated) (A) (As restated) (A)
$ ’000 $ ’000 change
Revenue

329,784 279,982 18%
Cost of goods sold, IT processing, servicing and support

249,605 221,756 13%
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
Net loss (36,648) (8,358) 338%
Less net income attributable to non-controlling interest

28 - nm
Net loss attributable to us

(36,676) (8,358) 339%
(A) Revenue and cost of goods sold, IT

processing, servicing and support for the six months

ended December 31, 2024, have been restated

and
increased by $37.4 million to correct the misstatements discussed in Note 1 to the unaudited condensed consolidated statement of operations.
Table 9 In South African Rand
Six months ended December 31,
2024 2023%
(As restated) (A) (As restated) (A)
ZAR ’000 ZAR ’000 change
Revenue

5,912,635 5,232,165 13%
Cost of goods sold, IT processing, servicing and support

4,475,497 4,144,195 8%
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
Net loss (664,221) (156,454) 325%
Less net income attributable to non-controlling interest

496 - nm
Net loss attributable to us

(664,717) (156,454) 325%
(A) Revenue and cost of goods sold, IT

processing, servicing and support for the six months

ended December 31, 2024, have been restated

and
increased by ZAR 667.7 million to correct the misstatements discussed in Note 1 to the unaudited condensed consolidated statement of operations.
Revenue increased by $49.8 million (ZAR 680.5

million), or 17.8% (in ZAR, 13.0%), primarily due

to the inclusion of Adumo,
an increase in the volume

of value-added services provided (Pinless

Airtime and gaming), an increase in

certain issuing fee base

prices
and

transaction activity

in our

issuing business,

higher Pinned

Airtime sales,

and an

increase in

insurance premiums

collected and
lending revenues following higher loan originations.

Cost of

goods sold,

IT processing,

servicing and

support increased

by $27.8

million (ZAR

331.3

million )

or 12.6%)

(8.0%),
primarily due to

the inclusion of

Adumo, higher commissions

paid related to

VAS

revenue generated,

an increase in

costs related to
Pinned Airtime sales, higher insurance-related claims and third-party transaction fees.
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

0.2% and 0.9%,

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

Table 11 In United States Dollars
Six months ended December 31,
2024
(As
restated)
(A)
% of total
2023
(As restated)
(A)

% change
(As
restated)
(A)
% of
Operating Segment $ ’000 $ ’000 total
Consolidated revenue:
Merchant
(A)
268,861 82% 229,243 82% 17%
Consumer 44,001 13% 32,287 12% 36%
Enterprise 20,815 6% 21,388 8% (3%)
Subtotal: Operating segments

333,677 101% 282,918 102% 18%
Eliminations

(3,893) (1%) (2,936) (2%) 33%
Total

consolidated revenue
(A)
329,784 100% 279,982 100% 18%
Group Adjusted EBITDA:
Merchant (1)(2) 17,873 84% 14,407 85% 24%
Consumer (1)(2) 8,738 41% 4,695 28% 86%
Enterprise (1)(2) 331 2% 1,706 10% (81%)
Group costs (5,769) (27%) (3,833) (23%) 51%
Group Adjusted EBITDA (non-
GAAP) (3)
21,173 100% 16,975 100% 25%
(A) Revenue has been restated and increased by $37.4

million to correct the misstatements discussed in Note 1 to the unaudited condensed consolidated statement of operations.
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
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 12 In South African Rand
Six months ended December 31,
2024
(As
restated) (A)
% of total
2023
(As restated) (A)

% change
(As
restated) (A) % of
Operating Segment ZAR ’000 ZAR ’000 total
Consolidated revenue:
Merchant (A) 4,820,601 82% 4,283,655 82% 13%
Enterprise 373,825 6% 399,914 8% (7%)
Consumer 788,750 13% 603,396 12% 31%
Subtotal: Operating segments

5,983,176 101% 5,286,965 101% 13%
Eliminations

(70,541) (1%) (54,800) (1%) 29%
Total

consolidated revenue
(A) 5,912,635 100% 5,232,165 100% 13%
Group Adjusted EBITDA:
Merchant (1)(2) 320,618 84% 269,145 85% 19%
Enterprise (1)(2) 6,031 2% 31,973 10% (81%)
Consumer (1)(2) 156,169 41% 87,845 28% 78%
Group costs (102,919) (27%) (71,643) (23%) 44%
Group Adjusted EBITDA (non-
GAAP)
(3)
379,899 100% 317,320 100% 20%
(A)

Revenue

has

been

restated

and

increased

by

ZAR 667.7

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
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Merchant
Segment revenue

primarily increased

due the

inclusion of

Adumo, a

higher volume

of value-added

services provided

(Pinless
Airtime and gaming) and an increase in Pinned Airtime sales. In ZAR, the increase in Segment Adjusted EBITDA is primarily due to the

inclusion

of

Adumo,

which

was

partially

offset

by

higher

operating

expenses

incurred,

especially

employment-related
expenditures, to expand our offering.
Our Segment

Adjusted EBITDA

margin

(calculated as

Segment Adjusted

EBITDA divided

by revenue)

for the

first half

of
fiscal 2025 and 2024 was 6.6% and 6.3%, respectively.
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

fiscal 202

4,
including lease charges, as well as the U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:
Table 13
Fiscal 2025 (as restated)
In United States dollars
Quarter 1 Quarter 2 F2025
$ ’000 $ ’000 $ ’000
Revenue
Merchant (A) 123,652 145,209 268,861
Consumer 21,072 22,929 44,001
Enterprise 11,882 8,933 20,815
Subtotal: Operating segments

156,606 177,071 333,677
Eliminations

(3,038) (855) (3,893)
Total

consolidated revenue
(A) 153,568 176,216 329,784
Group Adjusted EBITDA:
Merchant 7,554 10,319 17,873
Consumer 4,396 4,342 8,738
Enterprise 362 (31) 331
Group costs (2,949) (2,820) (5,769)
Group Adjusted EBITDA (non-GAAP) 9,363 11,810 21,173
Income and expense items: $1 = ZAR 17.72 17.85 17.80
(A) Revenue for the first quarter, second quarter and year to date of fiscal 2025 have been restated

and increased by $8.0 million,
$29.4 million and

$37.4 million, respectively, to correct

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

above), the executive
chairman and the group

chief financial officer concluded

that our disclosure

controls and procedures

were not effective as

of December
31, 2024 due to the Original Material Weaknesses

described above.
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
●
Our business

combination process,

specifically insufficient

risk assessment

and ineffective

design and

implementation of
controls

over the

purchase price

allocation of

the Adumo

and Recharger

acquisitions including

insufficient

controls over
information resulting in ineffective process level controls including a lack of validation of the completeness and accuracy of
information used;
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

Of the

material weaknesses

described above,

the material

weaknesses related

to the

revenue recognition

process resulted

in a
material corrected misstatement for the

year ended June 30,

2025 and a restatement for

each of the quarters

ended September 30, 2024,
December 31,

2024 and

March 31,

2025 of

our revenue

and cost

of goods

sold, IT

processing, servicing

and support,

exclusive of
depreciation and amortization. There

was no impact on the

Company’s reported

operating income (loss), net

loss or loss per share

in
any of such quarters. For

further information on the restatement,

refer to the section

titled " Restatement of

Previously Issued Financial
Statements” in

Note 1

to the

unaudited interim

condensed consolidated

financial statements

as of

and for

the three

and six

months
ended December 31, 2024 included in this Form 10-Q/A.
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

December

31, 2024,

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

5, 2025,

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
December 31, 2024. If

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

and

six

months

ended

December

31,

2024

included

in

this

Form

10-Q/A.

Management

determined

that

such

material
weakness resulted in

the Company’s internal control

over financial reporting

and disclosure controls

and procedures not

being effective
as of December 31, 2024.
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

or event. Refer

to the

section titled “Restatement”

in Note

1 to

the unaudited interim

condensed consolidated financial
statements as of and for the three and six months ended December 31, 2024 included in this Form 10-Q/A.
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
to decline

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
10.43#
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
X
32
Certification pursuant to 18 USC Section 1350
X
101.INS XBRL Instance Document X
101.SCH
XBRL Taxonomy

Extension Schema
X
101.CAL
XBRL Taxonomy

Extension Calculation Linkbase
X
101.DEF
XBRL Taxonomy

Extension Definition Linkbase
X
101.LAB
XBRL Taxonomy

Extension Label Linkbase
X
101.PRE
XBRL Taxonomy

Extension Presentation Linkbase
X
104
Cover

page

formatted

as

Inline

XBRL

and

contained

in
Exhibit 101
# Previously filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2024 filed with the SEC on February
5, 2025.

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