Form 10-Q/A
period 2025-03-31
LESAKA TECHNOLOGIES INC
filed 2025-09-29
CIK 1041514

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Lesaka Technologies,
Inc. (the “Company”) for the quarter ended March 31, 2025, as originally filed with the Securities and Exchange Commission (the
“SEC”) on May 7, 2025 (the “Original Filing”).
On September 10, 2025, we filed a Current Report on Form 8-K under Item 4.02(a) with the SEC relating to the Original Filing. This
Amendment No. 1 amends the Original Filing to reflect the restatement of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2025, in order to correct an error related to the Company’s accounting for revenue, as more fully described in Note 1 to the unaudited condensed consolidated financial statements contained in this Amendment
No. 1.
In addition, we have filed an amendment to our Quarterly Reports on Form 10-Q for quarterly periods ended September 30, 2024, originally filed with the SEC on November 6, 2024; and December 31, 2024, originally filed with the SEC on February 5, 2025.
Internal Control Considerations
Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2025, as further described in Part I, Item 4 of this Amendment, and concluded that material weaknesses existed and that internal control over financial reporting was not effective as of March 31, 2025.
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
Except as described above, this Form 10-Q/A is presented as of the date of the Original Filing and does not substantively amend, update or change any other items or disclosures contained in the Original Filing. Accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring subsequent to May 7, 2025, the filing date of the Original Filing, unless specifically noted herein, or otherwise modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement.
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

I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30,
2024
2
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2025 (as restated) and 2024
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
Notes to Unaudited Condensed Consolidated Financial Statements
10
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
54
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
76
Item 4.
Controls and Procedures
77
Part II. OTHER INFORMATION
Item 1A.
Risk Factors
79
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
82
Item 5.
Other Information
82
Item 6. Exhibits 83
Signatures
85
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
TOTAL EQUITY
192,021
175,857
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
649,198
$
558,450
(A) – The Company reclassified an amount of $
11,841

from

long-term borrowings to current portion of long-term borrowings, refer to Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended Nine months ended
March 31, March 31,
2025 2024 2025 2024
As
restated (A)
As
restated (A)
(In thousands, except per share
data)
(In thousands, except per share
data)
REVENUE (Note 16) $
161,450
$
138,194
$
491,234
$
418,176
EXPENSE
Cost of goods sold, IT processing, servicing and support
117,013
107,854
366,618
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

Restatement of Previously Issued Financial Statements
Subsequent

to

the

issuance

of

the

Company’s

unaudited

condensed

consolidated

financial

statements

for

the

three

and

nine
months ended March 31, 2025, the Company’s management determined that the Company incorrectly classified and recorded revenue
from the sale of

certain vouchers on an

agent basis instead of

as a principal due

to a misinterpretation of

the accounting implications
related

to

a

change

in

an

operating

process

with

its

supplier.

The

Company

understated

its

revenue

and

cost

of

goods

sold,

IT
processing, servicing and support by $
25.8

million and $
63.2

million in its unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2025, respectively.
The correction of the

misclassification did not impact

the Company’s

basic and diluted loss per

share,

condensed consolidated
balance sheet

as of March

31, 2025,

or its unaudited

condensed consolidated

statements of comprehensive

(loss) income, unaudited
condensed consolidated

statement of changes

in equity and unaudited

condensed consolidated statements

of cash flows

for the three
and nine months ended March 31, 2025.
The

tables

below

present

the

impact

of

the

restatement

on

the

Company’s

unaudited

condensed

consolidated

statement

of
operations for the three and nine months ended March 31, 2025

Three months ended March 31, 2025
As previously
reported
Restatement
adjustment
As

restated
(in thousands)
Revenue $
135,670
$
25,780
$
161,450
Cost of goods sold, IT processing, servicing and support $
91,233
$
25,780
$
117,013
Nine months ended March 31, 2025
As previously
reported
Restatement
adjustment
As

restated
(in thousands)
Revenue $
428,034
$
63,200
$
491,234
Cost of goods sold, IT processing, servicing and support $
303,418
$
63,200
$
366,618

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
acquisitions

of Adumo and

Recharger had occurred on

July 1, 2023,

using the applicable

average foreign exchange rates

for the periods
presented:

Three months ended

March 31,

Nine months ended

March 31,

2025 2024 2025 2024
As restated (A) As restated (A)
Revenue $
163,493
$
153,890
$
513,091
$
466,873
Net loss $
(21,810)
$
(3,292)
$
(56,292)
$
(23,846)
(A) Revenue

during the

three and

nine months

ended March

31, 2025

has been

restated to

correct the

misstatements of

$
25.8
million and $
63.2

million, respectively discussed in Note 1.
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

Merchant Consumer Enterprise Total
(As
restated) (A) (As restated) (A)
Processing fees (A) $
32,553
$
7,583
$
6,581
$
46,717
South Africa (A)
30,795
7,583
6,581
44,959
Rest of Africa
1,758
-
-
1,758
Technology

products
5,863
29
971
6,863
South Africa
5,790
29
971
6,790
Rest of Africa
73
-
-
73
Prepaid airtime sold (A)
87,010
26
1,556
88,592
South Africa (A)
80,340
26
1,556
81,922
Rest of Africa
6,670
-
-
6,670
Lending revenue
-
8,143
-
8,143
Interest from customers
1,793
504
-
2,297
Insurance revenue
-
5,170
-
5,170
Account holder fees
-
1,791
-
1,791
Other
998
850
29
1,877
South Africa
944
850
29
1,823
Rest of Africa
54
-
-
54
Total revenue, derived

from the following geographic
locations (A)
128,217
24,096
9,137
161,450
South Africa (A)
119,662
24,096
9,137
152,895
Rest of Africa
$
8,555
$
-
$
-
$
8,555

16.

Revenue recognition (continued)
Disaggregation of revenue (continued)
(A) Processing fees (and South

Africa) have reduced by $
1.9

million and Prepaid airtime sold (South

Africa) have increased by
$
27.7

million as a result of the correction discussed in Note 1. The net correction to revenue was $
25.8

million.
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the three months ended March 31, 2024:

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

Merchant Consumer Enterprise Total
(As
restated) (A) (As restated) (A)
Processing fees (A) $
92,715
$
22,975
$
18,918
$
134,608
South Africa (A)
87,292
22,975
18,918
129,185
Rest of Africa
5,423
-
-
5,423
Technology

products
15,829
96
3,449
19,374
South Africa
15,619
96
3,449
19,164
Rest of Africa
210
-
-
210
Prepaid airtime sold (A)
279,076
66
4,794
283,936
South Africa (A)
259,747
66
4,794
264,607
Rest of Africa
19,329
-
-
19,329
Lending revenue
-
22,475
-
22,475
Interest from customers
5,079
624
-
5,703
Insurance revenue
-
14,378
-
14,378
Account holder fees
-
5,255
-
5,255
Other
3,197
2,228
80
5,505
South Africa
3,029
2,228
80
5,337
Rest of Africa
168
-
-
168
Total revenue, derived

from the following geographic
locations (A)
395,896
68,097
27,241
491,234
South Africa (A)
370,766
68,097
27,241
466,104
Rest of Africa
$
25,130
$
-
$
-
$
25,130

16.

Revenue recognition (continued)
Disaggregation of revenue (continued)
(A) Processing

fees (and

South Africa)

has reduced

by $
4.7

million and

Prepaid airtime

sold (South

Africa) has

increased by
$
67.9

million as a result of the correction discussed in Note 1. The net correction to revenue was $
63.2

million.
The

following

table

presents

the

Company’s

revenue

disaggregated

by

major

revenue

streams,

including

a

reconciliation

to
reportable segments for the nine months ended March 31, 2024:

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

Revenue
Reportable
Segment
Inter-
segment
From external
customers
As restated
(A)
As restated
(A)
Merchant (as restated) (A)
$
128,781
$
564
$
128,217
Consumer
24,096
-
24,096
Enterprise
9,444
307
9,137
Total for the three

months ended March 31, 2025 (as restated)
(A)
$
162,321
$
871
$
161,450
Merchant
$
111,801
$
954
$
110,847
Consumer
17,904
-
17,904
Enterprise
11,322
1,879
9,443
Total for the three

months ended March 31, 2024
$
141,027
2,833
138,194
(A) Revenue

during the

three months

ended March

31, 2025

has been

restated to

correct the

misstatement of

$
25.8

million as
discussed in Note 1.
The reconciliation of the reportable segment’s revenue to revenue from external customers for the nine months ended March 31,
2025 and 2024, is as follows:

Revenue
Reportable
Segment
Inter-
segment
From external
customers
(As restated)
(A)
(As restated)
(A)
Merchant (as restated) (A)
$
397,642
$
1,746
$
395,896
Consumer
68,097
-
68,097
Enterprise (A)
30,259
3,018
27,241
Total for the nine

months ended March 31, 2025 (as restated)
$
495,998
$
4,764
$
491,234
Merchant
$
341,044
$
2,566
$
338,478
Consumer
50,191
-
50,191
Enterprise
32,710
3,203
29,507
Total for the nine

months ended March 31, 2024
$
423,945
$
5,769
$
418,176

18.

Operating segments (continued)
(A) Revenue

during the

nine months

ended March

31, 2025

has been

restated to

correct the

misstatement of

$
63.2

million as
discussed in Note 1.
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
As Restated
(A)
As Restated
(A)
Revenues
Merchant (as restated) (A) $
128,781
$
111,801
$
397,642
$
341,044
Consumer
24,096
17,904
68,097
50,191
Enterprise
9,444
11,322
30,259
32,710
Total reportable segment

revenue (as restated)
(A)
162,321
141,027
495,998
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
Expenditures for long-lived assets
Merchant
2,686
2,802
12,355
7,538
Consumer
120
146
688
312
Enterprise
11
(5)
57
100
Subtotal: Operating segments

2,817
2,943
13,100
7,950
Group costs
-
-
-
-
Total

$
2,817
$
2,943
$
13,100
$
7,950
(A) Revenue

during the

three and nine

months ended

March 31, 2025,

have been restated

by $
25.8

million and

$
63.2

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
U.S. securities laws

require that when

we publish any

non-GAAP measures, we

disclose the reason

for using these

non-GAAP
measures

and

provide

reconciliations

to

the

most

directly

comparable

GAAP

measures.

We

discuss

why

we

consider

it

useful

to
present these non

-GAAP measures and

the material risks

and limitations of

these measures, as

well as a

reconciliation of these

non-
GAAP measures

to the

most directly

comparable GAAP

financial measure

below at

“—Results of

Operations—Use of

Non-GAAP
Measures” below.
Restatement
As

previously

described

in

the

Explanatory

Note

above

and

in

Note

1

to

our

unaudited

condensed

consolidated

financial
statements,

we

have

restated

our

previously

issued

unaudited

condensed

consolidated

financial

statements

and

related

notes

as

of
March 31, 2025 and for the three and nine months ended March 31,

2025. As a result, the previously reported financial information as of

and

for

the

three

and

nine

months

ended

March

31,

2025

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

Other than the effect of the restatement as described in Note

1 in our unaudited condensed consolidated financial statements, this section has not been otherwise modified and does not reflect any information or events occurring after May 7, 2025, the filing date of the Original

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
● Higher revenue in ZAR:
Our revenues increased

14% in ZAR, primarily

due to the inclusion

of Adumo and

Recharger, an
increase in ADP throughput in Merchant,

as well as higher transaction, insurance

and lending revenues in Consumer,

which
was partially offset by

fewer low margin

prepaid airtime sales

and a lower

contribution from our

legacy Enterprise businesses;
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
Table 3 In United States Dollars
Three months ended March 31,
2025 2024
(As
restated) (A)

% change
(As restated) (A)
$ ’000 $ ’000
Revenue

161,450 138,194 17%
Cost of goods sold, IT processing, servicing and support

117,013 107,854 8%
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

31, 2025, have been
restated and

increased

by $25.8

million

to correct

the misstatements

discussed in

Note 1

to the

unaudited

condensed consolidated
statement of operations.
Table 4 In South African Rand
Three months ended March 31,
2025 2024
(As
restated) (A)

% change
(As restated)
(A)
ZAR ’000 ZAR ’000
Revenue

2,987,226 2,609,913 14%
Cost of goods sold, IT processing, servicing and support

2,165,180 2,036,881 6%
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

220 811 (73%)
Net loss
(403,968) (76,415) 429%
Less net income attributable to non-controlling interest

369 - nm
Net loss attributable to us

(404,337) (76,415) 429%
(A) Revenue and cost of goods sold, IT processing, servicing and support for the three months ended March

31, 2025, have been
restated and increased by ZAR

477.2 million to correct the

misstatements discussed in Note 1

to the unaudited condensed consolidated
statement of operations.
Revenue

increased

by $23.3

million

(ZAR

377.3

million)

or

16.8%

(in

ZAR

14.5%).

The

increase

was

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

Cost of goods sold, IT processing,

servicing and support increased by $9.2 million (ZAR 128.3 million) or 8.5% (in ZAR 6.3%), primarily due

to the

inclusion of

Adumo, higher

commissions paid

related to

ADP revenue

generated, and

higher insurance-related
claims and third-party transaction fees, which was partially offset by the decrease in low margin prepaid airtime sales.
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
(As
restated)
(A)

% of total
(As
restated)
(A)

% change
2025 2024
(As
restated) (A)
% of
Operating Segment $ ’000 $ ’000 total
Consolidated revenue:
Merchant
(A)
128,781 80% 111,801 81% 15%
Consumer 24,096 15% 17,904 13% 35%
Enterprise 9,444 6% 11,322 8% (17%)
Subtotal: Operating segments

162,321 101% 141,027 102% 15%
Eliminations

(871) (1%) (2,833) (2%) (69%)
Total

consolidated revenue
(A)
161,450 100% 138,194 100% 17%
Group Adjusted EBITDA:
Merchant
(1)(2)
8,103 63% 7,420 76% 9%
Consumer
(1)(2)
6,333 49% 3,757 39% 69%
Enterprise
(2)
133 1% 725 7% (82%)
Group costs (1,772) (13%) (2,199) (22%) (19%)
Group Adjusted EBITDA (non-GAAP)
(3)
12,797 100% 9,703 100% 32%
(A) Revenue has been restated and

increased by $25.8 million to correct

the misstatements discussed in Note 1

to the unaudited
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
(As
restated)
(A)

% of total
(As
restated)
(A)
% change
2025 2024
(As
restated)
(A)
% of
Operating Segment ZAR ’000 ZAR ’000 total
Consolidated revenue:
Merchant (A) 2,382,982 80% 2,111,386 81% 13%
Consumer 445,845 15% 338,170 13% 32%
Enterprise 174,565 6% 213,856 8% (18%)
Subtotal: Operating segments

3,003,392 101% 2,663,412 102% 13%
Eliminations

(16,166) (1%) (53,499) (2%) (70%)
Total

consolidated revenue
(A) 2,987,226 100% 2,609,913 100% 14%
Group Adjusted EBITDA:
Merchant (1)(2) 149,858 63% 140,091 76% 7%
Consumer (1)(2) 117,144 49% 70,988 39% 65%
Enterprise (2) 2,384 1% 13,716 7% (83%)
Group costs (32,623) (13%) (41,529) (22%) (21%)
Group Adjusted EBITDA (non-GAAP) (3) 236,763 100% 183,266 100% 29%
(A)

Revenue

has

been

restated

and

increased

by

ZAR

477.2

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

(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Merchant
Segment revenue primarily increased due to the inclusion of Adumo and a higher volume of ADP,

which was partially offset by
fewer low margin prepaid airtime sales (“Pinned airtime”).

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
and cost of sales,

while only earning

a relatively small margin.

This significantly depresses

the Segment Adjusted

EBITDA margins
shown by the business.

Our Segment Adjusted EBITDA margin for the

third quarter of fiscal 2025 and 2024 was 6.3% and 6.6%, respectively.
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
Increase in

Revenue:
Our revenues

increased 13.5%

in ZAR,

primarily due

to the

inclusion of

Adumo and

Recharger,

an
increase in value

-added services activity

in Merchant,

higher Pinned

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
Table 8 In United States Dollars
Nine months ended March 31,
2025 2024
(As
restated) (A)

% change
(As restated) (A)
$ ’000 $ ’000
Revenue

491,234 418,176 17%
Cost of goods sold, IT processing, servicing and support

366,618 329,610 11%
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

31, 2025, have been
restated and

increased

by $63.2

million

to correct

the misstatements

discussed in

Note 1

to the

unaudited

condensed consolidated
statement of operations.
Table 9 In South African Rand
Nine months ended March 31,
2025 2024
(As
restated) (A)

% change
(As restated) (A)
ZAR ’000 ZAR ’000
Revenue

8,899,861 7,842,078 13%
Cost of goods sold, IT processing, servicing and support

6,640,677 6,181,076 7%
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

1,586 (25,041) nm
Net loss
(1,068,189) (232,869) 359%
Less net income attributable to non-controlling interest

865 - nm
Net loss attributable to us

(1,069,054) (232,869) 359%
(A) Revenue and cost of goods sold, IT processing, servicing and support for the three months ended March

31, 2025, have been
restated and

increased by ZAR

1.1 billion

to correct the

misstatements discussed in

Note 1 to

the unaudited condensed

consolidated

statement of operations.
Revenue increased by $73.1 million

(ZAR 1,057.8 million), or 17.5%

(in ZAR, 13.5%), primarily due

to the inclusion of

Adumo,
an increase in the volume

of value-added services provided (Pinless

Airtime and gaming), an increase in

certain issuing fee base

prices
and transaction activity

in our issuing

business, and an

increase in insurance

premiums collected and

lending revenues following higher
loan originations, and higher Pinned Airtime sales.

Cost of goods sold, IT processing, servicing and support decreased by $37.0 million (or 11.2%) and, in ZAR, decreased by ZAR
459.6 million (or

7.4%), primarily due

to the decrease in

Pinned Airtime cost

of sales, which

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
(As
restated) (A)

% of total
(As
restated) (A)
% change
2025 2024
(As
restated) (A)
% of
Operating Segment $ ’000 $ ’000 total
Consolidated revenue:
Merchant
(A)
397,642 81% 341,044 82% 17%
Consumer 68,097 14% 50,191 12% 36%
Enterprise 30,259 6% 32,710 8% (7%)
Subtotal: Operating segments

495,998 101% 423,945 102% 17%
Eliminations

(4,764) (1%) (5,769) (2%) (17%)
Total

consolidated revenue
(A)
491,234 100% 418,176 100% 17%
Group Adjusted EBITDA:
Merchant
(1)(2)
25,976 76% 21,827 82% 19%
Consumer
(1)(2)
15,071 44% 8,452 32% 78%
Enterprise
(1)(2)
464 1% 2,431 9% (81%)
Group costs (7,541) (21%) (6,032) (23%) 25%
Group Adjusted EBITDA (non-
GAAP)
(3)
33,970 100% 26,678 100% 27%
(A) Revenue has been restated and

increased by $63.2 million to correct

the misstatements discussed in Note 1

to the unaudited
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
(As
restated) (A)

% of total
(As
restated) (A)
% change
2025 2024
(As
restated)
(A)
% of
Operating Segment ZAR ’000 ZAR ’000 total
Consolidated revenue:
Merchant
(A)
7,203,583 81% 6,395,041 82% 13%
Consumer 1,234,595 14% 941,566 12% 31%
Enterprise 548,390 6% 613,770 8% (11%)
Subtotal: Operating segments

8,986,568 101% 7,950,377 102% 13%
Eliminations

(86,707) (1%) (108,299) (2%) (20%)
Total

consolidated revenue
(A)
8,899,861 100% 7,842,078 100% 13%
Group Adjusted EBITDA:
Merchant
(1)(2)
470,476 76% 409,236 82% 15%
Consumer
(1)(2)
273,313 44% 158,833 32% 72%
Enterprise
(1)(2)
8,415 1% 45,689 9% (82%)
Group costs (135,542) (21%) (113,172) (23%) 20%
Group Adjusted EBITDA (non-
GAAP) (3)
616,662 100% 500,586 100% 23%
(A) Revenue has been

restated and increased by

ZAR 1.1 billion to

correct the misstatements discussed

in Note 1 to

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
gaming), and

higher Pinned

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
Our Segment

Adjusted EBITDA

margin

(calculated as

Segment Adjusted

EBITDA divided

by revenue)

for the

year to

date
fiscal 2025 and 2024 was 6.5% and 6.4%, respectively.
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
Table 13
Fiscal 2025 (As restated) (A)
In United States dollars
Quarter 1 Quarter 2 Quarter 3 F2025
$ ’000 $ ’000 $ ’000 $ ’000
Revenue
Merchant (A) $123,652 $145,209 $128,781 $397,642
Consumer 21,072 22,929 24,096 68,097
Enterprise 11,882 8,933 9,444 30,259
Subtotal: Operating segments

$156,606 $177,071 $162,321 $495,998
Eliminations

(3,038) (855) (871) (4,764)
Total

consolidated revenue
(A) $153,568 $176,216 $161,450 $491,234
Group Adjusted EBITDA:
Merchant 7,554 10,319 8,103 25,976
Consumer 4,396 4,342 6,333 15,071
Enterprise 362 (31) 133 464
Group costs (2,949) (2,820) (1,772) (7,541)
Group Adjusted EBITDA (non-GAAP) 9,363 11,810 12,797 33,970
Income and expense items: $1 = ZAR 17.72 17.85 18.40 18.04
(A) Revenue for

the first quarter,

second quarter,

third quarter and

year to date

of fiscal 2025

have been restated

and increased
by $8.0 million,

$29.4 million, $25.8

million and $63.2

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

Of the

material weaknesses

described above,

the material

weaknesses related

to the

revenue recognition

process resulted

in a
material corrected misstatement for the

year ended June 30,

2025 and a restatement for

each of the quarters

ended September 30, 2024,
December 31,

2024 and

March 31,

2025 of

our revenue

and cost

of goods

sold, IT

processing, servicing

and support,

exclusive of
depreciation and amortization. There

was no impact on the

Company’s reported

operating income (loss), net

loss or loss per share

in
any of such quarters. For

further information on the restatement,

refer to the section

titled " Restatement of

Previously Issued Financial
Statements” in Note

1 to the

unaudited interim

condensed consolidated

financial statements

as of and

for the three

and nine months
ended March 31, 2025. included in this Form 10-Q/A.
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

March

31,

2025.,

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

2025.,

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
March 31, 2025.

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
events and transactions, specific

to the evaluation of information

that was known or knowable

at the time of the

transaction or event.
Refer to the section titled "Restatement” in Note 1 to the unaudited interim condensed consolidated financial statements as of

and for
the three and nine months ended March 31, 2025 included in this Form 10-Q/A. Management determined that such material weakness
resulted in

the Company’s

internal control

over financial

reporting and

disclosure controls

and procedures

not being

effective as

of
March 31, 2025.
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

or event. Refer

to the

section titled “Restatement”

in Note

1 to

the unaudited interim

condensed consolidated financial
statements as of and for the three and nine months ended March 31, 2025 included in this Form 10-Q/A.
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
10.46#
Common Terms Agreement Senior Term Loan, Revolving
Loan and Working Capital Facilities and Lesaka
Technologies Proprietary Limited (as Term/RCF Borrower)
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division) (as Facility Agent) and Bowwood
and Main No 408 (RF) Proprietary Limited (as Debt
Guarantor) dated February 27, 2025
10.47#
Senior Term Facility A Agreement between Lesaka
Applied Technologies Proprietary Limited (as Term/RCF
Borrower) and The Persons Listed in Annexure A (as
Original Senior Term Facility A Lenders) and FirstRand
Bank Limited (acting through its Rand Merchant Bank
Division) (as Facility Agent) dated February 27, 2025
10.48#
Senior Term Facility B Agreement between Lesaka Applied
Technologies Proprietary Limited (as Term/RCF Borrower)
and The Persons Listed in Annexure A (as Original Senior
Term Facility B Lenders) and FirstRand Bank Limited
(acting through its Rand Merchant Bank Division) (as
Facility Agent) dated February 27, 2025
10.49#
Senior RCF Agreement between Lesaka Applied
Technologies Proprietary Limited (as Term/RCF Borrower)
and The Persons Listed in Annexure A (as Original Senior
RCF Lenders) and FirstRand Bank Limited (acting through
its Rand Merchant Bank Division) (as Facility Agent) dated
February 27, 2025
10.50#
Pledge and Cession in Security Agreement between Lesaka
Technologies, Inc. (as Cedent) and Lesaka Technologies
Proprietary Limited (as Obligors' agent and Term/RCF
Borrower) and Bowwood and Main No 408 (RF)
Proprietary Limited (as Debt Guarantor) and FirstRand
Bank Limited (acting through its Rand Merchant Bank
Division) (as Facility Agent) dated February 27, 2025
10.51#
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
10.52#
General Banking Facility Agreement dated February 27,
2025 between Lesaka Technologies (Proprietary) Limited
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division)
10.53*#
Contract of Employment, dated as of October 1, 2024,
between Lesaka Technologies (Pty) Ltd and Daniel Luke
Smith
10.54*#
Restrictive Covenants Agreement, dated as of October 1,
2024, between Lesaka Technologies (Pty) Ltd and Daniel
Luke Smith
10.55*#
Employment Agreement, dated as of October 1, 2024,
between Lesaka Technologies, Inc. and Daniel Luke Smith
10.56*#
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
# Previously filed with the Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed with the SEC on May 7, 2025

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

registrant has

caused this

report to

be signed

on its
behalf by the undersigned, thereunto duly authorized, on September

29, 2025.
LESAKA TECHNOLOGIES, INC.

By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman
By: /s/ Dan Smith
Dan Smith

Group Chief Financial Officer,

Treasurer and Secretary