Form 10-K
period 2025-06-30
LESAKA TECHNOLOGIES INC
filed 2025-09-29
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended
June 30, 2025
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
☒
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

2024

(the

last

business day

of

the registrant’s

most

recently completed

second fiscal

quarter),
based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was $
288,493,330
. This calculation

does not reflect

a determination that

persons are affiliates

for any other
purposes.
As of September 29, 2025,
83,673,097

shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain

portions

of

the

definitive

Proxy

Statement

for

our

2025

Annual

Meeting

of

Shareholders

are
incorporated by reference into Part III of this Form 10-K.

LESAKA TECHNOLOGIES, INC
INDEX TO ANNUAL REPORT ON FORM 10-K
Year

Ended June 30, 2025
Page
PART

I
Item 1.
Business
2
Item 1A.
Risk Factors
13
Item 1B.
Unresolved Staff Comments
27
Item 1C
Cybersecurity
27
Item 2.
Properties
28
Item 3.
Legal Proceedings
28
Item 4.
Mine Safety Disclosures
28
PART

II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
29
Item 6.
[
Reserved]
30
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
31
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

57
Item 8.
Financial Statements and Supplementary Data
59
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures
60
Item 9A.
Controls and Procedures
60
Item 9B.
Other Information
64
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
64
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
65
Item 11.
Executive Compensation
65
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
65
Item 13.
Certain Relationships and Related Transactions, and Director Independence
65
Item 14.
Principal Accountant Fees and Services
65
PART

IV
Item 15.
Exhibits and Financial Statement Schedules
66
Item 16.
Form 10-K Summary
71
Signatures
72
Financial Statements
F-1

PART

I
FORWARD

LOOKING STATEMENTS
In addition to historical information,

this Annual Report on Form 10-K

(“Annual Report”) contains forward-looking

statements
that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied
in the

forward-looking

statements. Factors

that might

cause or

contribute

to such

differences

include,

but are

not limited

to, those
discussed in

Item 1A—“Risk

Factors.” In

some cases,

you can

identify forward-looking

statements by

terminology such

as “may,”
“will,”

“should,”

“could,”

“would,”

“expects,”

“plans,”

“intends,”

“anticipates,”

“believes,”

“estimates,”

“predicts,”

“potential”

or
“continue” or

the negative of

such terms and

other comparable terminology.

You

should not place

undue reliance on

these forward-
looking statements, which reflect

our opinions only

as of the

date of this

Annual Report. We undertake no

obligation to release

publicly
any

revisions

to the

forward-looking

statements after

the date

of this

Annual

Report.

You

should

carefully

review the

risk factors
described

in other

documents we

file from

time to

time with

the Securities

and

Exchange Commission

(the “SEC”),

including

the
Quarterly Reports on Form 10-Q to be filed by us during our 2026 fiscal year, which runs from July 1, 2025 to June 30,

2026.
All

references

to

“the

Company,”

“we,”

“us,”

or

“our”

are

references

to

Lesaka

Technologies,

Inc.

and

its

consolidated
subsidiaries, collectively, and all references to “Lesaka” are to Lesaka Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.
ITEM 1.

BUSINESS

Overview

Lesaka enables underserviced consumers and businesses in the southern cone of Africa to manage their daily financial activities
in a better way, improving

people's lives and increasing financial inclusion in the markets in which we operate. We

have developed a
unique ecosystem of communities that provides:

(1) over 2 million consumers with specialized

banking, credit, insurance and payout
solutions

to

help

them

manage

their

evolving

financial

needs;

(2)

over

125,000

merchants

of

all

sizes

with

payment

acceptance
solutions to facilitate

their daily commercial

activities more efficiently

and effectively; and

(3) over 750

enterprises with proprietary
network capabilities to facilitate payments between consumers and businesses in a fast and secure manner.
We bring these communities

together within the Lesaka ecosystem by enabling them to engage and transact with each other in a better, more

convenient and safe

manner.

For example, we

offer bill payment

solutions to consumers,

merchants and enterprises

by:
(1) connecting over

620 enterprise service

providers to our

proprietary biller network

so that

they can

offer their customers

a convenient
channel to

pay their

respective bills;

(2) enabling

over 95,000

merchants to

offer our

Alternative Digital

Products (“ADP”)

at their
locations and then digitizing any cash payments they receive through one of our cloud-connected cash vaults or recycling the cash via an ATM

that we

may place

in their

store to

drive foot-traffic;

and (3)

offering consumers

the convenience

of paying

their bills

at a
nearby merchant

where they may

already shop frequently,

using cash withdrawn

from one of

our ATMs

or paying with

a debit card
linked to

a digital-bank

account that

we provided

to them

to deposit

and manage

the funds

from their

employer payrolls

or welfare
grants from the South African government.
To

build

and

maintain

our

valuable

and

growing

ecosystem,

we

have

over

3,500

employees

operating

on

the ground

in

five
countries, including

South Africa

(our primary

market), Namibia,

Botswana, Zambia,

and Kenya,

and we

have the

ability to

reach
deeper and more broadly into adjacent markets through a variety of strategic partnerships. This enables us to target and serve a market
with approximately 250

million people and an

estimated serviceable addressable

market of approximately

$12 billion in net

revenue
by 2030 according to reports by Global Data Analytics, McKinsey & Company,

BDO, Genesis Analytics, the International Monetary
Fund,

the

Population

Reference

Bureau

and

internal

management

estimates.

According

to

a

report

by

Boston

Consulting

Group,
favorable secular tailwinds, have helped position

Africa as the fastest

growing fintech market globally, that projects growth in the total
African fintech revenue pool to grow by 13 times between 2021 and 2030,

as illustrated below.

Our Strategy
To

build our unique ecosystem

and capture this large

and attractive market opportunity,

we developed a 5-phase

strategy to win
and serve customers across a diversified range of channels and markets. These phases include:

1. Address

-

First,

we

develop

or

acquire

a

platform

to

address and

serve

the

specialized

financial

needs

of

a

specific
customer

segment.

Today,

we

have

three

core

platforms

allocated

to

each

of

our

reported

business

segments

(or
divisions), Consumer, Merchant and

Enterprise;

2. Position
- Second,

we position

ourselves in

the market

to gain

access to

data that

gives us

valuable

insights into

our
customer

base.

We

develop

solutions

that

enable

us

to

learn

from

the

flow

of

funds

and

financial

behaviours

in

our
customers daily

lives to better

understand their

needs. For

example, our banking

solutions enable us

to see the

sources
and frequency of

consumer income deposits

as well as

their spending

behaviours, while our

merchant solutions enable
us to see a merchant’s cash flows and selected

spending such as inventory purchases and supplier payments;

3.

Develop

– Third,

we develop

and foster

differentiation

in the

market by

combining financial,

software and

hardware
technologies to create

integrated, end-to-end fintech

solutions that have superior

functionality and convenience

relative
to

available

alternatives.

Competitor

offerings

are

typically

provided

by

(i)

legacy

banks

with

poor

track

records

of
customer

service for

the underserviced,

(ii) government

entities, such

as the

post office,

with limited

capabilities and
R&D budgets to invest in

solutions, or (iii) a fragmented

universe of single-solution vendors

who provide more narrow
services, forcing a customer to spend more and manage multiple relationships to meet their end-to-end needs;

4. Combine

–

Fourth,

we

combine

our

data-driven

insights

with

our

suite

of

solutions

to

sell,

cross-sell

and

serve

our
customers

in an

advantaged way.

We

use the

advantages

embedded

in our

strategy

to (i)

drive

client acquisition

and
retention with targeted offers that may

best meet their needs, (ii) bundle or cross-sell new solutions that may be suitable for their evolving financial journeys, (iii) underwrite and manage risk effectively;

and
5. Consolidate

– Fifth, we

identify and execute

on attractive consolidation

opportunities with potential

revenue synergies
to grow our customer

base, extend our capabilities

and expand our ecosystem

into new areas,

and potential cost synergies
to scale our ecosystem and improve our operating efficiencies. For example, in fiscal 2025 we closed and are integrating
two acquisitions

which expanded

our customer

base, broadened

our suite

of solutions,

and provided

additional cross-
selling opportunities, including:
a. Adumo

–

a

payments

and

commerce

enablement

platform

that

provides

payment

processing

and

integrated
software

solutions

to

approximately

29,000

active

merchants

(as

of

June

30,

2025)

in

a

variety

of

business
verticals across

South

Africa,

Namibia,

Botswana and

Kenya.

This acquisition

has enabled

us to

extend

our
reach

into

larger

merchants

with

more

sophisticated

point-of-sale

(“POS”)

software

needs.

Adumo

was
integrated into our

Merchant Segment and has

contributed to our fiscal

2025 financial results since

October 1,
2024.
b. Recharger

– a

prepaid electricity

platform

that provides

submetering administration

and payment

processing
solutions to

an installed

base of

over 500,000

registered prepaid

electricity meters

across South

Africa. This
acquisition has

enabled us

to enter

the private

utilities market

and extend

our payment

solutions into

a large,
new

customer

base.

Recharger

was integrated

into our

Enterprise

Segment

and has

contributed

to our

fiscal
2025 financial results since March 3, 2025.
Our Go- To -Market Model
To

go-to-market,

we created

a proprietary

business model

to reach,

engage and

serve our

Merchant, Consumer

and Enterprise
Segments’ customers over time. The five elements of our go-to-market model include:
1. Wide-Breadth of Solutions

– We

have a large and

growing suite of solutions

that we sell to

our customers at different
stages of

their financial

journeys using

a
Land and

Expand

approach.

We

start by

offering

critical financial

services
needed

to

win

a

customer

relationship

at

a

relatively

stable

customer

acquisition

cost

(“CAC”).

These

include

our
government grant and bill payment solutions for consumers, and our card acquiring and cash management solutions for merchants. Then we offer a growing range of complementary services to expand our share of wallet, bundling or cross-
selling complementary

or adjacent

services as

a customer’s

needs grow.

We

believe this

increases the

lifetime value
(“LTV”) of our customer base with very

little incremental CAC, increasing

our LTV/CAC ratio and compounding value
over time. We

organize our solutions across our

customers’ financial lifecycles including: (1)
Receive Money , Manage
Money , Borrow Money , and Protect Assets

for our consumers,

and (2)
Accept Payments , Manage Money , Grow Revenue,
and Access Capital

for our merchants.

2. Differentiated Reach in the Market

– Instead of relying on online sales or using expensive bank branches, we reach our customers

close

to

where

they

live

or

close

to government

offices

that

disburse

grant

payments

by

deploying

on-the
ground

sales teams

and

low-cost retail

offices,

or hubs.

Our salespeople

are

trained

to engage

in-person and

educate
customers on the value and advantages of our solutions in a friendly and respectful manner.

3.
A Digital Engagement

Approach

– After our

initial sale, we want

to utilize technology

to engage more

efficiently and
effectively

with our

customers, so

we train

and steer

them to

use our

digital apps

to manage

and grow

their financial
services over time.

We have developed a variety

of digital apps

for our customers

to use when

engaging with our

different
solutions including a digital banking app for

our consumers and a payments management account app

for our merchants.
4. Proprietary Access to Data

– We leverage our

solutions to gain access to data that provides us with unique insights into our customers, which we use to serve them more effectively.

For example, we can often see the timing, amount
and frequency of a consumer’s income deposits and how

they spend their money and pay their bills. We

believe this is
rare in Africa, particularly among the underserviced,

and provides a competitive advantage in the market.

5. Leading Brand Value

– Based on our market

penetration and length of time

in the market, we have established

several
strong brands and brand equity in the market across our three business segments and different product lines. We believe
these brands are valuable touch points, with which

to evolve a unified leading brand, that

helps us attract new customers,
build trust, and facilitate the roll-out and adoption of new solutions over time.
Our Business Segments

We

go-to- market

and operate

through three

business segments

including our

Merchant Segment

(“Merchant”), our

Consumer
Segment (“Consumer”) and our Enterprise Segment (“Enterprise”).
1.
Our Merchant Segment

Our Merchant Market
We

serve

merchants

of all

sizes, ranging

from micro

-merchants

to

small-to-medium

merchants.

Currently,

we

serve over
125,000 merchants across Southern Africa, of which more than 100,000 merchants are in South Africa. Approximately 95,000 of the merchants

are micro

merchants who

range from

local kiosks

and spaza

shops (corner

stores) to

sole proprietors,

including
taverns, marketplaces and

the businesses and suppliers

that serve them.

These merchants typically

have lower payment

volume,
and a lower proportion of merchants accepting digital payments given a larger dominance of cash in rural areas. However,

as the
secular

shift

from

cash

to

digital payments

continues

to

progress, we

believe

these

merchants

will increase

adopt

new digital
payment

solutions and

complementary services.

Approximately 30,000

of the

merchants are

small-to-medium merchants,

who
are larger and

more formal businesses.

They can range

from small local retailers

to merchants with

multi-lane stores, franchises
and online storefronts.

These merchants are

more professional

businesses with sophisticated

business needs with

a greater need
for more advanced business solutions that can help them run and grow their businesses more efficiently.
Our Merchant Solutions

Our merchant solutions serve merchants of all sizes offering a wide breadth of capabilities across their financial lifecycles to help them Accept Payments , Manage Money , Grow Revenue,

and
Access Capital
, as illustrated below.

Our Merchant solutions and products comprise:
● Merchant acquiring:

Merchant acquiring solutions for micro-merchants and small-to-medium sized merchants.
● Software:

Integrated POS software and hardware to the hospitality industry.
● Cash:

Cash management

and digitalization

solutions helps

merchants manage

their money

and effectively

“puts the
bank” in

micro-merchants’

and small-to-medium

sized businesses’

stores. We

provide

them with

digital accounts

so
merchants can track their deposits and supplier payment services to order and pay for more inventory.

● Lending:

Access to capital to

small-to-medium merchants by providing small

cash advances or business

credit utilizing
our proprietary visibility into their business activity.

● ADP
:

This

solution

comprises

4

categories

including

prepaid

solutions

(airtime,

data,

electricity

and

gaming),

bill
payments,

International

Money

Transfers

(“IMT”)

and

supplier

enabled

payments.

Our

supplier

enabled

payments
product suite has specifically been developed for the micro-merchants.

Merchant Competitive Landscape and Market Share
We estimate an addressable revenue

pool of approximately of $2.8 billion of which we believe we have approximately 7.0%
market

share

of

the

revenue

in

the

market
(according

to

Global

Data

Analytics

2024,

Genesis Analytics

2024,

South African
Reserve Bank

Interchange

Rate 2021,

IFC MSME

Opportunity in

South Africa

2019, Electrum

Value

Added Services

in South
Africa 2020, peer company public quarterly results from

2024 and management’s

best estimates).

A key

component

of

our

strategy

is to

differentiate

ourselves

by

being

a

customer-led

provider

rather

than

a

product-led
company by

evolving our

product offerings

to meet

the various

needs of

our customers,

being merchants.

While the

rest of

the
industry is highly fragmented with companies providing 1-2 products on their platforms, we have positioned ourselves to provide an integrated suite of solutions for merchants. No single competitor offers the range of solutions we provide in the market. In this respect

we

face

a

different

competitive

environment

dependent

on

the

specific

product.

For

example,

while

traditional

South
African banks

may dominate

the core

merchant acquiring

market, they

do not

offer software

or alternative

digital products

for
which we face a different universe of competitors.

2. Our Consumer Segment
Our Consumer Market
Through

our

Consumer

Division

we

focus

on

individuals

who

have

historically

been

excluded

from

traditional

financial
services.

Our

products

are

designed

for

consumers

at

the

lower

socioeconomic

end

of

the

market

within

Living

Standards
Measures

(“LSMs”)

1

to

6,

which

comprises

approximately

26

million

people

as

of

2023

(according

to

a

report

by

Genesis
Analytics). LSM is a

research tool used

in South Africa

to segment the population

based on living

standards rather than

income
alone. It considers factors like access

to services and durable goods (for

example electricity, running water, appliances) to classify
consumers into different groups, typically from LSM 1 (lowest)

to LSM 10 (highest).

There are approximately 12.1

million permanent grant beneficiaries

in South Africa, in

addition approximately 9.0 million

people
receive a Social Relief of Distress

(“SRD”) grant each month (according

to the South African Social Security

Agency (“SASSA”) as
of June

30, 2025).

As of

the date of

this Annual

Report, we have

approximately 2.1

million active

consumer customers

comprising
1.9 million

grant beneficiaries

(approximately 90%

permanent grant

beneficiaries and

the balance

SRD grant

beneficiaries) and

0.2
million

EasyPay

Payouts

cardholders.

We

believe

that

for

those

consumers

receiving

welfare

grants

from

the

South

African
government, there are no other providers able to provide a transactional account, lending and insurance product under one ecosystem.
Our proposition has a unique ‘last mile’ service and

distribution model whereby we go to the rural

and peri urban geographies across
the country

to bring our

services to the

customer.

Through digitally enabled

onboarding, we can

open accounts

and issue a

physical
card at the point of application.

Our Consumer Solutions

Our consumer

solutions serve

to provide

a wide breadth

of banking,

credit and

insurance capabilities

across their

financial
lifecycles to help them Receive Money , Manage Money , Borrow Money , and Protect Assets
, as illustrated below.

Our Consumer product offering is targeted at underserviced

South African consumers, and includes:
● Transactional accounts:

Low-cost EasyPay Everywhere (“EPE”) transactional bank

account with access to

banking via
card, mobile application,

web integration and

unstructured supplementary

service data (“USSD”).

To

contextualize the
value of USSD

for our consumers

- consumers often

have no data

nor access to

WiFi, so USSD is

a very effective channel
for them. USSD

is a communication

protocol used by

mobile phones to

interact with a

mobile network operator’s system,
including real-time

interaction (no

need for

internet) and

works on

any mobile

phone, including

basic feature

phones.
Consumers can manage and

use the funds

they receive with a

complementary debit card and

a mobile app, through

which
they can withdraw cash at ATMs,

make purchases at points of sale, and pay bills. This helps us build a relationship with our consumers and cross-sell additional financial services over time.

● Lending:

We

utilize

our

access to

data on

money

flowing

in and

out of

our consumers’

deposit

accounts

to provide
access to

short-term, unsecured

personal loans

to qualifying

EPE consumers.

For many

of our

consumers, we

provide
their first-time access to regulated credit.

● Insurance:

We

help

our

EPE

consumers

protect

their

assets

with

our

funeral

insurance

offering,

leveraging

our
relationship with our consumers, and access to data.
● Payouts:

Secure payout solutions

for consumers, being

corporate employees who

receive work-related payments

from
their employers (South African businesses) through us.

Consumer Competitive Landscape and Market Share
The consumer

market we

address today

is focused

on South

African grant

beneficiaries and

other payout

cardholders. We
estimate an

addressable revenue

pool of

approximately $1.4

billion of

which

we believe

we have

approximately

6.5% market
share of the

revenue in the market
(according to SASSA grant data

and management’s best estimates in 2024).

We have a different
subset of competitors depending on the product

offering. While banks are the principal competitors for

transactional accounts, the
lending market is dominated by micro-finance companies and the insurance market by insurance companies.

3.
Enterprise Segment

Our Enterprise Market
Our Enterprise

Division serves more

than 750 Enterprise

clients with large

ecosystems of billpayers,

tenants, employees or
constituents. The

Enterprise Division

is focused

on providing

strategic and

targeted

solutions that

facilitate payments

between
consumers and businesses. Our target

market primarily focuses on our network

of more than 620 billers across

South Africa and
over 100

corporate clients.

We

have deep

integrations across

municipal councils,

utility providers,

banks and

mobile operators
who leverage our technology to create readily scalable solutions.

Our Enterprise Solutions

Instead of a

financial lifecycle, our

enterprise solutions organized

by platforms which

provide hardware, software

and services
to different constituents,

as illustrated below.

Our Enterprise product offering is focused across three core verticals and includes:
● ADP:

By providing

the integration

technology to

enable any

customer in

South Africa

to purchase

a prepaid

solution
(e.g. airtime, electricity

or gaming) and/or

pay a bill

through channels such

as retailer distribution

networks and online
banking apps.

● Utilities:

Provides a convenient

platform for tenants

to purchase and

top-up their prepaid

electricity meters which

enables
landlords

to

manage

the

electricity

usage

of

each

of

their

tenants

without

the

postpaid

risk.

This

was

incorporated
following our acquisition of Recharger in March 2025 and is a low churn annuity-based revenue model.
● Payments:

Houses the

proprietary payment

technology of

the Group,

particularly the

payment switch

enabling us

to
insource components

of the

payments value

chain to

create greater

efficiencies

and reduce

third party

dependencies.
Ancillary

security

and

tokenization

services

are

also

offered

to

enterprise

clients.

This

solution

remains

a

modest
contributor to the Enterprise Division’s

revenue.
Enterprise Competitive Landscape and Market Share
We

estimate an

addressable revenue

pool of

approximately of

$200 million

of which

we believe

we have

approximately
10.0% market share of the revenue in the market (according to South African Local Government Association 2024, Statista 2024,
South African Treasury

2024, Grand View Research

2024 and management’s

best estimates. Bill payments is a representation of
the non-bank bill collection market in South Africa).
Like

our

Merchant

Division and

Consumer

Division,

we

have

competitors

within

each of

our

core products,

however

no
specific competitor participating across the integrated suite of products,

offered in our Enterprise Division.

Human Capital Resources
Over

the

last

few

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

and for

our Consumer

customers,
which comprise

mainly grant

beneficiaries,

to improve

their lives,

by providing

innovative financial

technology and

value-creating
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

retention,

and

we

believe

that

our

investment

in
employee development contributes

to high performance and

high employee engagement

as well as a strong pipeline

of talent for key
and

critical roles

This

increases loyalty,

which

will in

turn contribute

to employee

retention.

We

offer

the following

development
programs to enhance employee performance and skills:
•
training programs;

•
leadership development programs;

•
unemployed and employed learnerships;

•
internships;

•
financial assistance to pursue further studies and obtain formal qualifications;

•
other in-house and cross-functional training to aid with career advancement;

and

•
succession planning – training interventions to address scarce and critical skills.

Equal opportunity
Having an inclusive

and diverse workforce

which reflects our

economically active population

and society in

general, is crucial
for helping the organization attract and retain talent and is important for long-term organizational success. Our human capital team in
partnership with

our leaders

drive recruiting

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
of directors.

As of June 30, 2025, the composition of our workforce was:
• 53% female and 47% male;
•
42% between 18 and 34 years old, 53% between 35 and 54 years old, and 5% over

55 years old; and
• 66% Black, 9% two or more races, 10% Indian and 15% White.
We have no

female named executive officer.
We

continue

to strive

to build

a more

inclusive workforce

and to

enhance our

pay structures

by taking

measures to

eliminate
potential remuneration discrimination

and to help close gender pay gaps

to progress towards gender equality

at work. We

have taken
positive strides towards a rewards philosophy that rewards high performance and focuses on equal pay for work of equal value.
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
Our number

of employees

allocated

on a

segmental

and

group

basis as

of the

years ended

June 30,

2025,

2024 and

2023,

is
presented in the table below:
Number of employees
2025 2024 2023
Consumer (1) 1,542 1,333 1,306
Merchant (1) 1,957 1,059 872
Enterprise (1) 213 130 118
Total segments 3,712 2,522 2,296
Group (1) 16 9 7
Total 3,728 2,531 2,303
(1) Consumer includes one executive officer for

each of fiscal 2024 and 2023. Merchant includes one executive officer for each
of fiscal 2024 and 2023. Group includes five executive officers for fiscal 2025, and two executive officers for each of fiscal 2024 and
2023.
On a

functional basis,

as of June

30, 2025, five

of our

employees were

our named

executive officers,

1,567 were

employed in
sales and marketing, 703 were employed in finance and

administration, 432 were employed in information technology and 1,021 were employed in operations.
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
Name Age Title
Ali Mazanderani 43 Executive Chairman and Director
Dan L. Smith 53 Group Chief Financial Officer and Director
Naeem E. Kola 52 Group Chief Operating Officer and Director
Lincoln C. Mali 57 Chief Executive Officer: Southern Africa and Director
Steven J. Heilbron 60 Head of Corporate Development and Director
Ali Mazanderani

has been our Executive

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

INSEAD and a
Masters in Business Law from the University of St Gallen.
Dan

L.

Smith

has

been

our

Group

Chief

Financial

Officer

since

October

1,

2024.

He

has

held

various

roles

in

the

financial
services sectors

in South

Africa and

the United

Kingdom. Mr.

Smith is

a director

of ADvTECH

Limited (JSE:

ADH). He

founded
DLS Advisors in

2020 and

was its CEO

until joining

VCP in

2021, where

he was employed

until September

2024. Prior

to that, he
was

employed

by

Standard

Bank

South

Africa

for

a

number

of

years

where

he

accumulated

vast

corporate

finance

experience,
including heading the Mergers &

Acquisitions investment banking team.

He holds a

Bachelor of Commerce, a

Bachelor of Accounting
and a Higher Diploma

in Taxation

Law from the University

of Witwatersrand

and is a Chartered

Accountant (SA). He is

a Graduate
of

the

Oxford

Fintech

Programme

from

the

Saïd

Business

School,

University

of

Oxford.

He

also

has

an

Advanced

Valuation

Techniques certificat

ion from the Gordon Institute of Business Science and a Diploma in Strategic Client Management from the UCT
Graduate School of Business.
Naeem E. Kol
a has been

our Group Chief

Operating Officer since October

1, 2024, and

was previously our

Group Chief Financial
Officer from March 1, 2022 until September 30, 2024. Mr. Kola has progressively held senior finance roles in Dubai, most notably as
Chief Financial Officer of the Emerging

Markets Payments Group (“EMP”), a high-growth

fintech business that grew materially and
successfully concluded and integrated

five acquisitions during

Mr. Kola’s six-year tenure as Chief

Financial Officer. Prior to becoming
Chief Financial Officer, Mr. Kola

was Senior Vice President

for Investments, Strategy

and Business Planning

at Network International.
Since the acquisition

of EMP by

Network International in

2017, Mr.

Kola had been an

Operations Director and

Strategic Advisor to
the emerging market private equity firm

Actis, where he again focused on fintech businesses.

He is a qualified Chartered Accountant
(SA) and a member of the South African Institute of Chartered Accountants.
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
Management College, various diplomas and attended an Advanced

Management Program at Harvard Business School.
Steven J.

Heilbron
joined us following

the acquisition

of Connect

in 2022. Mr.

Heilbron has two

decades of

financial services
experience,

having

spent

19

years

working

for

Investec

in

South

Africa

and

the

UK,

where

he

served

as

Global

Head

of

Private
Banking and Joint Chief Executive

Officer of Investec Bank plc.

He led a private

consortium that acquired Cash

Connect Management
Solutions (Pty) Ltd

(“CCMS”) in 2013.

Mr. Heilbron

has presided over

significant organic

growth in the

rebranded Connect Group,
as well as

spearheading the successful

acquisition and integration of

Kazang and EFTpos

acquired from the

Paycorp Group in

February
2020. He is a member of the South African Institute of Chartered Accountants

.

Financial Information about Geographical Areas and Operating

Segments
Refer

to

Note

21

to

our

audited

consolidated

financial

statements

included

in

this

Annual

Report

contains

detailed

financial
information about our operating segments for fiscal 2025, 2024 and 2023. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:
Revenue
(1)
Long lived assets
2025 2024 2023 2025 2024 2023
$'000 $'000 $'000 $'000 $'000 $'000
South Africa 624,846 537,594 505,558 392,098 286,700 300,104
India (MobiKwik) - - - - 76,297 76,297
Rest of the world 34,855 26,628 22,413 3,055 2,548 2,197
Total 659,701 564,222 527,971 395,153 365,545 378,598
(1)

Refer to

Note 16

to our

audited consolidated

financial statements

included

in this

Annual Report

which contains

detailed
financial information about our revenue for fiscal 2025, 2024 and 2023.
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

ITEM 1A. RISK FACTORS

OUR OPERATIONS

AND FINANCIAL

RESULTS

ARE SUBJECT

TO VARIOUS

RISKS AND

UNCERTAINTIES,
INCLUDING

THOSE

DESCRIBED

BELOW,

THAT

COULD

ADVERSELY

AFFECT

OUR

BUSINESS,

FINANCIAL
CONDITION, RESULTS

OF OPERATIONS,

CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOC

K
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

initiatives,

including

the

acquisitions

of
Adumo

and

Recharger,

and

the

proposed

acquisition

of

Bank

Zero

(which

remains

subject

to

the

fulfilment

or

waiver

of

various
conditions

precedent),

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
As of June 30,

2025, we had

aggregate borrowings outstanding

of ZAR 3.6 billion

($200.8 million translated

at exchange rates
as of June 30, 2025). We partially funded certain of

our recent acquisitions through South

African bank borrowings. We, together with
Lesaka SA

and the majority

of Lesaka SA’s directly and indirectly wholly-owned

subsidiaries, have agreed

to guarantee the

obligations
of

Lesaka

SA

and

of

the

other

borrowers

under

the

certain

of

the

borrowings

to

the

lenders.

Certain

of

these

borrowings

contain
customary covenants which include a

requirement for Lesaka SA

to maintain specified Net

Debt to EBITDA and

Interest Cover Ratios
(as defined in

the lending agreements) and

restricts the ability

of Lesaka SA,

and certain of

its subsidiaries to

make certain distributions
with respect

to their

capital stock,

prepay other

debt, encumber

their assets,

incur additional

indebtedness, make

investment above
specified levels, engage in certain business combinations and engage in other corporate activities.
The borrowings through our merchant lending operations, through Cash

Connect Capital (Pty) Ltd (“CCC”) and K2020 Connect
(Pty) Ltd (“K2020”),

include a ZAR 400

million revolving credit

facility agreement. This

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
Failure to complete, or delays in completing, the

Bank Zero acquisition, could materially and adversely
affect our results of operations and stock price.
The

completion

of the

Bank

Zero

acquisition

is subject

to

a

number

of

conditions

precedent,

including

receipt

of

regulatory
approvals and certain third-party consents. Some of these conditions are outside our control.
To

complete

the

acquisition,

we

must

make

certain

filings

with,

and

obtain

certain

consents

and

approvals

from,

various
governmental and regulatory authorities.

The regulatory approval processes may

take a lengthy period of time to complete,

and there
can be no assurance

as to the outcome

of the approval processes,

including the undertakings

and conditions that

may be required

for
approval, or whether the regulatory approvals will be obtained at all.

In addition,

the completion

of the

acquisition is

conditional

on, among

other things,

no action

or circumstance

occurring that
would result in a material adverse effect on the Bank Zero’s business operations or financial results.
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

of management’s

attention and other

of our resources

to the completion

thereof, could have

a negative impact

on our
relationships with our stakeholders

and could have a material

adverse effect on

our current and future operations,

financial condition
and prospects.
We may not realize some or all of the anticipated benefits

from the Bank Zero acquisition or

we may fail
to realize

some or

all of

the expected

benefits of

certain recently

integrated acquisitions,

including Adumo
and Recharger
Even

if

we

complete

the

Bank

Zero

acquisition,

we

may

experience

unforeseen

events,

changes

or

circumstances

that

may
adversely affect us. For

example, we may

incur unexpected costs,

charges or expenses resulting

from the transaction,

including charges
to

future

earnings

if

Bank

Zero’s

business

does

not

perform

as

expected.

Our

expectations

regarding

Bank

Zero’s

business

and
prospects

may not

be realized,

including

as a

result of

changes in

the financial

condition of

the markets

that Bank

Zero serves.

In
addition, there are risks associated with Bank Zero’s product and service offerings or results of operations, including the risk of failing
to comply with certain regulatory rules required to operate its business.
Further,

there

are numerous

challenges, risks

and

costs involved

with integrating

the operations

of Bank

Zero with

ours. For
example, integrating

Bank Zero

into our

company will

require significant

attention from

our senior

management which

may divert
their attention from our day-to-day business. The difficulties of integration may also be increased by cultural differences between our two organizations and the necessity of retaining and integrating personnel, including Bank Zero’s

key employees.

During fiscal

2025 we

closed the

acquisitions of

Adumo and

Recharger and

have integrated

their businesses

into our

ours. As
these businesses have only been

recently integrated in our business

there is a risk

that we may fail to

realize some or all

of the expected
benefits from these acquisitions.
Our Sarbanes-Oxley

Act of

2002 (“Sarbanes”)

management certification

and auditor

attestation regarding

the effectiveness

of
our internal control over

financial reporting as of

June 30, 2025, excludes

the operations of

Adumo and Recharger as these

transactions
were only closed during fiscal 2025. The requirement to evaluate and report on our internal controls also applies to companies that we
acquire,

including

Bank

Zero.

As

a

group

of

South

African

private

companies

prior

to

acquisition,

Adumo,

and

more

recently
Recharger,

were not required to comply with Sarbanes prior

to the time we acquired them. The integration

of Adumo, Recharger and
Bank

Zero

into our

internal

control

over

financial

reporting would

be

expected

to require

significant

time

and

resources

from

our
management and other

personnel and is

expected to increase our

compliance costs. If

we fail to successfully

integrate the operations
of Adumo,

Recharger and

Bank Zero

into our

internal control

over financial

reporting, our

internal control

over financial

reporting
may not be effective.
As such, if some or

all of the aforementioned

risks materialize, our ability to

successfully integrate Bank Zero’s

operations into
our business

and realize

the associated

benefits of

that acquisition

could be

adversely impacted.

This could

lead to

the recording

of
material impairments, and as a result, our financial condition, results of operations, cash flows and stock price could suffer.
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
We

may

need

to record

write-downs

from future

impairments of

goodwill or

other intangible

assets, which

could reduce

our
future reported earnings.

Geopolitical conflicts,

including the

conflict between

Russia and

Ukraine and

in the

Middle East,

may
adversely affect our business and results of operations.
The current conflicts between Russia and Ukraine, and in the Middle East are creating substantial uncertainty about the future of the global economy.

Countries across the globe have instituted sanctions and other penalties against Russia. The retaliatory measures
that have been taken, and

could be taken in the future,

by the U.S., NATO,

and other countries have created

global security concerns
that could

result in broader

European military

and political conflicts

and otherwise

have a substantial

impact on

regional and

global
economies, any or all of which could adversely affect our business.
While the broader consequences are uncertain at this time, the continuation and/or escalation of the conflicts, along with any
expansion of the conflict to surrounding areas, create a number of risks that could adversely impact our business, including:
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

and results of operations. We

are continuing to monitor the
situation in Ukraine, the Middle East and globally and assessing the potential impact on our business.
A prolonged economic

slowdown or lengthy

or severe recession

in South Africa

or elsewhere could

harm
our operations.
A prolonged economic

downturn or recession

in South Africa

could materially

impact our results

from operations, particularly
in light

of electricity

disruptions, a

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
Any economic slowdown may be further exacerbated by the

recently imposed trade tariffs on South Africa by the

U.S. While the
South African government

intends to negotiate the

reduction of the

30% tariff hike,

it is uncertain

as to whether the

planned attempt
to negotiate will result

in the desired outcome.

It is therefore necessary to

consider the macroeconomic

effect of the tariff

hike in the
context of

the South

African economy

which may

ultimately have

a ripple effect

on our operations

as our client

consists of,

but are
not limited

to, merchants,

retailers, mobile

phone operators

and account

holders. We

are unable

to quantify

the impact

of the

tariff
hike on our business and results of operations.
Our

ability

to fund

our ATM

network

requires that

we

continue

to have

access to

an

agreement

with
African Bank to provide liquidity to operate our ATM network.
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

utilized multiplied by the South

African prime interest rate less
1%. We

are exposed to

the risk of

cash lost while

it is in

our ATMs

(i.e. from theft)

and are required

to repay African

Bank for any
shortages.
We

may not

be able

to extend

the terms

of the

arrangement with

African Bank

and certain

cash-in-transit service

providers to
fund our ATMs

on commercially reasonable

terms or at all. Our

ability to continue the

uninterrupted operation of our

ATM

network
will be adversely

impacted by our

failure to

renew these arrangements,

any adverse change

to the terms

of these arrangements,

or a
significant reduction in the amounts provided under these arrangements. We may also suffer reputational damage if our service levels
are negatively impacted due to the unavailability of cash.

Our

consumer

microlending

loan

book

and

merchant

lending

book

expose

us

to

credit

risk

and

our
allowance for doubtful finance loans receivable may not be sufficient to absorb future write-offs.
All of our microfinance loans made are for a period of nine months or less and all of our merchant lending is for a period of less
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

Cybersecurity breaches and other system disruptions pose a significant threat to business operations.
As a fintech organization reliant on digital infrastructure, we are highly susceptible to cybersecurity incidents involving sensitive data

such

as personally

identifiable

information

(“PII”),

payment

card

information

(“PCI”),

and

proprietary

business records.

Our
exposure

includes

the

risk

of data

breaches,

ransomware,

denial-of-service

attacks,

and

unauthorised

system

access.

Although

we
follow the National Institute

of Standards and

Technology (“NIST”) Cybersecurity Framework in our

security controls, evolving cyber
threats

mean

no

system

is

invulnerable.

A

successful

cybersecurity

breach

could

result

in

financial

losses,

regulatory

penalties,
reputational

damage,

operational interruptions,

and legal

consequences. Prolonged

or frequent

breaches or

system disruptions

may
diminish

customer

trust, potentially

leading

customers

to

consider

our

systems

unreliable,

which

could

impact

adoption

and

harm
brand reputation.

Addressing breaches

or system disruptions

can significantly

strain staff

resources and delay

new service launches.
Furthermore, if customers rely on

our products for critical transactions,

a breach could disrupt their

businesses and lead to claims

for
compensation. Even if unsuccessful, this type of claim could be time-consuming and costly for us to address.
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

incorporate security features,
including encryption

software, biometric

identification and

secure hardware,

into our solutions

to protect

against fraud in

electronic
transactions and to provide for the privacy and integrity of cardholder data. Our solutions and systems may be vulnerable to breaches
in security due to

defects in the security mechanisms,

the operating system, applications

or the hardware platform

as well as through
risk introduced

into our

environment through

third party

suppliers, which

the group

relies heavily

on. Security

vulnerabilities could
jeopardize the security of

information transmitted using our solutions.

If the security of our

solutions is compromised, our

reputation
and marketplace acceptance of

our solutions may be

adversely affected, which would cause

our business to

suffer, and we may become
subject to damages claims. We

have not yet experienced any significant security breaches affecting our business.

Despite

robust

measures,

unforeseen

cyber

incidents

or natural

disasters

could

trigger

lengthy

service

interruptions.

Existing
business interruption insurance may not adequately compensate for losses stemming from cybersecurity failures.
Defending

our

intellectual

property

rights

or

defending

ourselves

in

infringement

suits

that

may

be
brought against us is expensive and time-consuming and may not be successful.
Litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets could result in substantial
costs

and

may

not

be

successful.

Any

loss

of,

or

inability

to

protect,

intellectual

property

in

our

technology

could

diminish

our
competitive

advantage and

also seriously

harm our

business. In

addition,

the laws

of certain

foreign

countries may

not protect

our
intellectual property rights to the same extent as do the laws in countries where we currently have protection. Our means of protecting our intellectual property rights in countries where we currently have protection, or any other country in which we operate, may not be adequate to

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

condition.
We

may incur

material losses

in connection

with our

movement of

cash through

our infrastructure

in
South Africa.
In our merchant

business we collect

and process large

volumes of cash

from our customers,

assuming the

risk of loss

from the
moment that cash is

deposited into our vaults.

We are then responsible for its

collection and transportation to

processing centers, which
we outsource to various cash-in-transit service providers. These services extend across all areas of South Africa.
South Africa suffers

from high levels

of crime and

in particular cash-in-transit

heists. We

cannot insure against

certain risks of
loss or theft

of cash from

our delivery and

collection vehicles, and

we will therefore

bear the full

cost of certain

uninsured losses

or
theft in connection with

the cash handling process

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

vaults, components

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

the previous

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
EasyPay Insurance Limited (“EasyPay Insurance”)

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

Southern and East

Africa, both

emerging markets, subjects

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
The legislative framework for the promotion of Broad-Based Black Economic Empowerment (“BEE”) in South Africa has been established through

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

the date of issue. Under

our consolidated scorecard, which includes
all South African businesses, we currently hold a BEE Status Level 2.
Two

of our

South African

businesses, being

EasyPay Financial

Services (Pty)

Ltd (“EP

FS”) and

EasyPay Insurance

Limited,
are

subject

to

the

Amended

Financial

Sector

Code,

or

the

FS

Sector

Code,

and

all

other

businesses

are

consolidated

under

the
Department

of Trade

and Industry

(DTI)

Generic

Codes. The

FS Sector

Code have

been amended

and aligned

with the

new BEE
Codes and

were promulgated

in December

2017. Licensing

and/or regulatory

authorities overseeing

these South African

businesses
may set minimum adherence

requirements to BEE

standards as a

condition for an

operating license to

trade. The minimum

requirement
under the Financial Sector

Code is Level 8. We

currently have a BEE

Status Level 5 for

EP FS and BEE Status

Level 4 for EasyPay
Insurance.

The BEE scorecard includes

a component relating to management

control, which serves to determine

the participation of Black
people in the board, as

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

non-compliance

with

the
Employment Equity legislation and misrepresented submissions. Annexure EEA9 to the Employment

Equity Regulations sets out the
various occupational levels which are determined in accordance with the relevant grading systems applied by the measured entity and referred to in said Annexure.

During fiscal 2025, we made cash contributions to 36 community-based organizations and enterprises to enable them to promote
growth

and strengthen

their capacity

to develop

innovative platforms

or provide

services to

the markets

they

serve. We

were also
involved in disaster relief efforts for 275 families who were affected by disasters such as floods, cyclones and fires. We also advanced
digital transformation in over 80 high schools by donating over 3,800 mobile devices. On November 14,

2024, our shareholders voted
on and approved the funding and issuance of 2,490,000 shares of our common stock to the Lesaka ESOP

Trust. The Lesaka Employee
Share Ownership

Plan (“ESOP”)

is designed

to create

alignment with

our long-term

growth objectives.

The Lesaka

ESOP Trust

is
also expected to advance our transformation initiatives and plays an important role in improving our BEE Status Level.
However, it

is possible that these

and other actions

may not be sufficient

to enable us to

achieve the applicable

BEE objectives
set out for specific financial years. In that event, in order to maintain competitiveness in the South African marketplace, we may have to seek to

increase compliance through other means,

including by selling or

placing additional shares

of Lesaka or

of our South African
subsidiaries to Black

South Africans (either directly

or indirectly), over

and above what has already

been approved, and/or

changing
to suppliers that

have higher BEE Status

Levels. Such sales

or placements of

shares could have a

dilutive impact on

your ownership
interest, which could cause the market price of our stock to decline.
We expect

that our BEE Status Level

will be important in order

for us to remain

competitive in the South

African marketplace.
We continually seek

ways to improve our BEE Status Level, especially the ownership (so-called “equity”) and procurement elements thereof.
We

may not be

able to effectively

and efficiently

manage the disruption

to our operations

as a result

of
erratic electricity supply in

South Africa, which could

adversely affect our, financial position, cash flows

and
future growth.
Our businesses in

South Africa are

dependent on electricity

generated and supplied

by the state-owned

utility,

Eskom, in order
to operate, and,

in recent years, Eskom

has been unable to

consistently generate and

supply the amount of

electricity required by

the
South

African

economy

which

has

resulted

in

significant

and

often

unpredictable

electricity

supply

disruptions.

Eskom

has
implemented

a number

of short-

and

long-term

mitigation

plans

to

correct

these

issues, but

supply

disruptions

continued

to occur
regularly and with no predictability, although consistency of electricity supply has improved significantly since April 2024. As part of our

business continuity

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
of

HIV/AIDS

and

tuberculosis,

the

impact

of

which

may

be

exacerbated

in

the

short-term

by

the

discontinuation

of

the

U.S.
government’s funding of certain HIV/AIDS

research and outreach programs.

Government policies

aimed at

alleviating and

redressing the

disadvantages suffered

by the majority

of citizens

under previous
governments may

increase our

costs and

reduce our

profitability,

all of

which could

negatively affect

our business.

These problems
may prompt

emigration of

skilled workers,

hinder investment

into South

Africa and

impede economic

growth. As

a result,

we may
have difficulties attracting and retaining qualified employees

.
The

economy

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
or that our

policies and procedures

will effectively prevent

us from violating

these regulations in every

transaction in which

we may
engage, or

provide a defense

to any alleged

violation. In

particular,

we may be

held liable for

the actions

that our

local, strategic

or
joint venture

partners take inside

or outside

of the United

States, even though

our partners may

not be subject

to these

laws. Such a
violation,

even

if

our

policies

prohibit

it,

could

materially

and

adversely

affect

our

reputation,

business,

results

of

operations

and
financial condition.
We

do not

have a South

African banking license

and, therefore, we

provide our EPE

solution through
an arrangement with

a third-party bank,

which limits our

control over this

business and the

economic benefit
we derive from it.

If this arrangement were

to terminate, we would

not be able to operate

our EPE business
without alternate means

of access to

a banking license.

We are also required to comply

with the requirements
of payment schemes,

including VISA and

Mastercard. Furthermore, we

provide certain of

our services under
partnerships

with

South

African

banks.

We

will

be

unable

to

provide

our

payments

and

card-acquiring
businesses if we fail

to comply with payment

scheme rules, and/or fail

to maintain certain regulatory

licenses
and registrations, and/ or if

we were unable to

continue to partner with

South African banks to

provide our
payments and card acquiring services.
The

South

African

retail

banking

market

is

highly

regulated.

Under

current

law

and

regulations,

our

EasyPay

Everywhere
(“EPE”) business activities require

us to be registered as

a bank in South Africa

or to have access to an

existing banking license.

We
are not currently so registered, but we have an

agreement with African Bank Limited, that enables us

to implement our EPE program
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

African Bank and ourselves.

The South African Financial Advisory and Intermediary Services Act, 2002, requires persons who act as intermediaries between financial product suppliers and consumers in South Africa to register as financial service providers. EasyPay Insurance was granted

a
Financial Service Provider (“FSP”) license

on June 9, 2015, and

EP FS was

granted a FSP license

on July 11, 2017. If

our FSP licenses
are withdrawn or suspended, we may be stopped from continuing our financial services businesses in South Africa unless we are able to enter into a representative arrangement with a third party

FSP.
Furthermore, the

proposed Conduct

of Financial

Institutions (“COFI”)

Bill will

overhaul the

current regulatory

and legislative
framework by replacing

the rules-based approach

with an

outcomes-driven and principles-based

model, and the

adoption of

an activity-
based licensing regime. It will establish a uniform legislative framework to regulate the conduct of all financial institutions across the financial services

sector.

While the

framework will

make significant

changes, including

the conversion

of existing

licences through
transitional

arrangements

and

new

activities

requiring

licensing,

it

is

likely

to

increase

operational

costs

to

meet

regulatory
expectations. The final draft

of the COFI

Bill is expected to

be tabled before Parliament

late 2025 or

early 2026 for approval.

However,
contingencies are in place to

ensure smooth transition should the

COFI Bill face further

delays which will include formal

consultations
and the phased introduction of the new legislative framework.
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

by partnering with

Nedbank Limited and

ABSA Bank Limited,

and payment
processing services

in partnership

with the

largest banks

in South

Africa. If

these agreements

were to

be terminated,

Adumo would
not be able to operate

its payment services unless it

were able to obtain

alternative card acquiring or

payment processing agreements
with other partners

or obtain a

direct designation license

with the schemes

and regulatory bodies.

In addition, if

we were to

lose our
Payment Association of South Africa (“PASA

”) registrations or fail to have them renewed, it would be

unable to operate its payment
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
Our stock price has periodically experienced significant volatility. During the 2025 fiscal year, our stock price ranged from a low
of $3.39 to a high of $5.60. We

expect that the trading price of our common stock may

continue to be volatile as a result of a number
of factors, including, but not limited to the following:
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
Additionally,

shares of

our common

stock can

be expected

to be

subject to

volatility resulting

from purely

market forces

over
which we have no control.
The put

right we granted

to the IFC

Investors on the

occurrence of certain

triggering events may

have
adverse impacts on us.
In May 2016, we issued an aggregate of 9,984,311 shares of our common stock to the IFC Investors. Certain IFC Investors were also investors in Adumo and on October 1, 2024, we issued an aggregate of 1,989,162 additional shares of our common stock to these
IFC Investors pursuant to the

Adumo transaction agreement. As of

June 30, 2025, the

IFC Investors held 9,356,028

shares. We granted
the IFC Investors certain rights, including the

right to require us to

repurchase any share held by the

IFC Investors pursuant to the May
2016 and

October 2024

transactions upon

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

31%

of

our

outstanding

common

stock

is

owned by

two shareholders.

The

interests of
these shareholders may conflict with those of our other shareholders.
There is a concentration

of ownership of our

outstanding common stock because

approximately 31% of our

outstanding common stock
is owned by two shareholders. Based

on their most recent SEC filings

disclosing ownership of our shares, Value Capital Partners (Pty)
Ltd, or VCP, and IFC Investors, beneficially own approximately 19% and 12% of our outstanding common stock as of June 30, 2025,
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

2025 and

that we

had, as

of such

date, material

weaknesses in

our internal

control over

financial reporting
related to:
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

of
information used;
●
Our

revenue

recognition

process

relating

to

prepaid

airtime

sold

and

processing

fees

relating

to

certain

agreements,
specifically insufficient risk assessment and ineffective design and implementation of controls related to our judgement over
revenue recognized either as principal versus as agent resulting in ineffective process level controls.;
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

Adumo

and

Recharger,

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
increased

costs

and

the

increased

possibility

of

legal

proceedings

and

regulatory

inquiries,

sanctions

or
investigations.
We

identified

material

misstatements

in

the

original

filings

of

our

Quarterly

Report

on

Form

10-Q

for

the

quarters

ended
September 30, 2024, December 31, 2024 and March 31, 2025 (“Original Filings”) and withdrew reliance on these Original

Filings on
September 10,

2025.

We

filed amended

quarterly reports

on September

29, 2025

which include

restatement(s),

refer to

the section
titled “Restatement” in

Note 1 to

the unaudited condensed

consolidated financial statements

in each of

the amended filings

on Form
10-Q/A for the quarters ended September 30, 2024, December 31, 2024 and March 31, 2025, for additional information regarding the restatement(s).

Management

also

identified

material

weaknesses

in

our

internal

control

over

financial

reporting

specific

to

the
evaluation of information that was known or knowable at the time of the transaction or event included in the Original Filings, refer to
Item 9A—“Controls and Procedures.”
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
to decline.
You

may experience some difficulties in effecting

service of legal process, enforcing U.S and/or foreign
judgments

or

bringing

original

actions

based

upon

U.S.

laws,

including

federal

securities

laws

or

other
foreign laws, against us or certain of our directors and officers and experts.
While Lesaka is incorporated

in the state of

Florida, United States, substantially

all of the company’s

assets are located outside
the United

States. For

this reason,

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

Any legal processes initiating action in the United States against Lesaka's directors, officers, and experts who are located outside
of the United States, will need to be served on them in that country, in accordance with the procedures prescribed by the relevant U.S.
court. South

Africa is

not a

party to

any treaties

regarding the

enforcement of

foreign commercial

judgments. In

order to

be able

to
enforce a foreign judgment,

it is required for the

South African courts to first

"recognize" the U.S. judgment

– in the absence of

this,
the

foreign

judgment

has no

automatic

extra

territorial

effect.

The foreign

judgment

constitutes a

"cause

of

action" which
may

be
recognized and enforced by South African courts. In order to achieve this, legal proceedings must be commenced in the

South African
courts.

South Africa

is a party

to the New

York

Convention on

the Recognition

and Enforcement

of Foreign

Arbitral Awards,

and its
International

Arbitration

Act

15

of

2017

provides

that

foreign

arbitral

awards
must

be

recognised

and

enforced

in

South

Africa.
However, application

must still be made

to the South African

High Court in order

for the award to

be recognised and

enforceable in
South Africa.

Additional,

practical,

considerations

relating

to

the enforcement

of foreign

judgments

and arbitration

awards in

South

Africa
include the following:
●
If a foreign judgment is enforced by a South African court,

the approval of the SARB (or an Authorised Dealer of

SARB) is
required

(i) before

a

defendant

resident

in

South

Africa

may

pay

money

to

a

non-resident

plaintiff;

and

(ii) to

settle

the
judgement in a currency other than South African Rand; and

●
A plaintiff who is not resident

in South Africa may be required

to provide security for costs

when initiating court proceedings
in South Africa (including for the enforcement of foreign judgments and awards).

ITEM 1B.

UNRESOLVED

STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We operate

in the Southern African

Fintech industry,

which is subject to various

cybersecurity risks that could

adversely affect
our business, financial condition,

and results of

operations including, but not

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

Payment Card Industry Data
Security Standard

(“PCI DSS”),

the National

Institute of

Standards and

Technology

(“NIST”) Cybersecurity

Framework and

more
recently

the SARB

Directive

No. 01

of 2024,

focusing

on cybersecurity

and cyber-resilience

within the

National

Payment System
(“NPS”).

We periodically

conduct a
third
-party Security Risk Assessment

(“SRA”) to
identify

the potential impact and

likelihood of
various

cyber

scenarios

and

to

determine

the

appropriate

mitigation

strategies

and

controls.

We

also

use

this

SRA

to

inform

our
cybersecurity roadmap and strategies to ensure a robust

IT security environment is implemented at

our company. We use various tools
and

methodologies

to

manage

cybersecurity

risk—including,

but

not

limited

to,

the

following:

the

use

of

a

Managed

Endpoint
Detection and Response

(“EDR”) software and

Managed Network

Detection and Response

(“MNDR”) for

our Local Area

Network
(“LAN”)

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
litigation,

regulatory

scrutiny and

actions,

reputational harm,

customer dissatisfaction,

harm

to our

vendor

relationships,

or loss

of
market share.
Our Board of Directors exercises its oversight role through the Audit Committee
,
which provides the Board with regular reports
and findings

from our
Group
Chief Information Security Officer

(“
CISO
”)
, a
qualified cybersecurity professional

with over 25 years
of experience and a Master’s in Information Security from

Royal Holloway, University of London
.
As of

the date

of this

Annual Report,

we

do
not

believe

any risks

from

cybersecurity

threats have

materially

affected

or are
reasonably

likely to

materially affect

us, including

our results

of operations

or financial

condition.

This Item

1C should

be read

in
conjunction with the other sections of this Annual Report, particularly Item 1A “Risk Factors,” for a comprehensive understanding of the risks and uncertainties related to our business and operations.

ITEM 2.

PROPERTIES

We lease our corporate

headquarters facility which consists of approximately 81,000 square feet in Johannesburg,

South Africa.
We

also lease

properties throughout

South Africa,

including 207

financial services

branches, 14

financial service

express stores,

17
satellite branches

and 14

sites to

support our

integrated POS

software and

hardware to

the hospitality

industry operations.

We

also
lease additional office

space in Johannesburg, Cape

Town and

Durban, South Africa; Gaborone,

Botswana; Windhoek Namibia;

and
Nairobi, Kenya.

These leases

expire at

various dates

through 2030,

assuming the

exercise of

options to

extend. We

believe that

we
have adequate facilities for our current business operations.
ITEM 3.

LEGAL PROCEEDINGS

Litigation related to CPS

Lesaka SA is

a party to

proceedings in the Constitutional

Court of South Africa

involving its subsidiary, Cash Paymaster

Services
Proprietary Limited

(“CPS”), which is

currently in

liquidation. The objective

of these proceedings

is to procure

an order for

CPS to
pay to SASSA the

profit generated by CPS

pursuant to an agreement

concluded between SASSA and

CPS, following the award

of a
tender to CPS. This arose as a consequence of prior court proceedings which concluded that the tender should not have been awarded to CPS (for

technical reasons not related

to any conduct

by CPS). Lesaka

SA has been

included in these proceedings

in order to

provide
information relevant to determining the profit so made by CPS.
A hearing was

held in the Constitutional

Court on May

27, 2025 and

we await the ruling

of the Constitutional

Court. While no
formal steps have been taken by CPS or any other party to these proceedings to claim that Lesaka SA should be liable to

SASSA or to
CPS as a

consequence of

the proceedings currently

before the Constitutional

Court, it is

difficult to

anticipate what the

ruling of the
Constitutional Court will be.
General

From time to time, we

are involved in

legal proceedings and litigation

arising in the ordinary

course of business. As of

the date
of this Annual Report on Form 10-K, we are not

a party to any litigation or legal proceeding

or subject to any claim that, in the

current
opinion

of

management,

could

reasonably

be

expected

to

have

a

material

adverse

effect

on

our

financial

position

or

results

of
operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.
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

25, 2025, there

were 6

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
Issuer purchases of equity securities
On September 2, 2025, our board of directors approved a share repurchase authorization to repurchase up to an aggregate of $15 million of our

common stock. The

authorization has no

expiration date. This

share purchase authorization

replaces our $100

million
share repurchase authorization.
The table

below presents

information relating

to purchases

of shares

of our

common stock

during the

fourth quarter

of fiscal
2025:
Period
(a)

Total

number of
shares purchased
(b)

Average price
paid per share ($)
(c)

Total

number of shares
purchased as part of
publicly announced
plans or programs
(d)

Maximum dollar value
of shares that may yet
be purchased under the
plans or programs ($)
April 2025 0 - - 100,000,000
May 2025 (1) 230,442 4.49 - 100,000,000
June 2025
(1)
2,853 4.19 - 100,000,000
Total 233,295 -
(1) Relates to the delivery of shares of our common

stock to us by certain of our employees to settle their income tax liabilities.
These shares do not reduce the repurchase authority under our previous $100 million share repurchase program.

Share performance graph
The chart

below compares

the five-year

cumulative return,

assuming the

reinvestment of

dividends, where

applicable, on

our
common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes

$100 was invested on June 30,
2020, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial Index.

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

“Risk Factors” and “Forward Looking Statements.”
U.S. securities laws

require that when

we publish any

non-GAAP measures, we

disclose the reason

for using these

non-GAAP
measures

and

provide

reconciliations

to

the

most

directly

comparable

GAAP

measures.

We

discuss

why

we

consider

it

useful

to
present these non-GAAP

measures and the

material risks and

limitations of these

measures, as well

as a reconciliation

of these non-
GAAP measures

to the

most directly

comparable GAAP

financial measure

below at

“—Results of Operations

—Use of Non-GAAP
Measures” below.
Overview
We

offer

an

integrated

and

holistic

multiproduct

platform

that

provides

transactional

accounts,

lending,

insurance,

merchant
acquiring,

cash

management,

software

and

ADP.

Targeted

solutions

and

integrations

facilitate

payments

between

consumers

and
businesses. By providing a full-service fintech platform in our connected ecosystem, we facilitate the digitization of commerce in our
markets.

Sources of Revenue
We generate revenue

through a diversified portfolio of financial, payment, software, and technology solutions, structured across three reportable segments: Merchant, Consumer,

and Enterprise.
Merchant
Revenues in Merchant are derived from a combination of transaction-based fees and an ad valorem pricing model.

● Merchant acquiring:
We earn

revenue from merchant acquiring

on an ad valorem basis,

based on a percentage

of the total
transaction value processed through our network. We

also earn revenue from transaction fees charged to merchants.

●
Software

(technology

products):
Revenue

is

generated

through

selling

hardware

(such

as

POS

devices)

and

providing
licensing software and technology services to merchants.
● Cash:
We

generally

earn

revenue

on

an

ad

valorem

basis,

based

on

a

percentage

of

the total

cash

settlements

processed
through our cash vaulting network. We

also earn transaction fees when customers utilize our ATM

network.
● Lending:
We generate interest revenue from qualifying

merchant customers who

are able to

access short-term business loans.
This revenue stream includes interest charged on outstanding loan balances.
● ADP: We also offer merchant customers access to platforms through which we (a) generate revenue from the sale of prepaid airtime and

generate fees

from distribution

of ADP,

including prepaid

solutions (airtime,

data, electricity

and gaming),

bill
payments, International

Money Transfers

(“IMT”) and

supplier enabled payments.

These fees are

largely charged

on an ad
valorem basis.
Consumer
Revenues in Consumer are generated from transactional banking fees, interest income, insurance premiums and card transaction processing fees.

●
Transactional

Fees:

We

earn

revenue

by

charging

a monthly

fee

and

charge

fees

on an

ad valorem

basis for

goods

and
services purchased.

Transactional

fees associated

with our

consumer accounts

include monthly

account service

fees, ATM
withdrawal fees, and other fees based on usage.
● Lending:

Revenue

from

our

lending

products

is

derived

from

a

combination

of

origination

fees,

monthly

interest

on
outstanding loan balances and monthly service fees.
● Insurance:

Revenue from our insurance offerings is earned monthly premiums paid by the policyholders.
Enterprise

Like Merchant, Enterprise generates revenue from a combination of transaction-based fees and an ad valorem pricing model.
● ADP:

Revenue from our

ADP offering

for Enterprise clients

is primarily based

on a fixed

fee per transaction.

A secondary
pricing model is on an ad valorem basis, depending on the specific digital product being sold.
● Utilities: Our utilities vertical generates revenue predominantly through an annuity-based model, with fees charged on an ad valorem basis

based on

the total

value of

electricity vended

through our

platform. Ad-hoc

hardware sales

of utility

meters
also an additional contribution to revenue.
● Payments:
Our payment

solutions enable

payment acceptance

for us

and external

enterprises, on

which we

earn a

fee per
transaction processed.

Developments during Fiscal 2025
This item

generally discusses

our 2025

results compared

to our 2024

results. Discussions

of our

2024 results

compared to

our
2023 results can be found within our Annual Report on Form 10-K for the year ended June 30, 2024.
Merchant Division
Performance in Merchant has been driven by:

Merchant acquiring
Merchant acquiring includes 84,541 devices deployed under the Adumo,

Card Connect and Kazang brands.
2025 2024 2023
2025 vs
2024
Number of devices in deployment

84,541 51,880 44,935 63%
Total Throughput

for the year (ZAR billions)
35.5 15.6 12.0 127%
● 2025 is inclusive of approximately 29,000 devices deployed by Adumo with the Adumo transaction closing on October
1, 2024, the impact of which is not included in the prior period comparatives.

●
Throughput increased

to ZAR

35.5 billion

for the

year,

driven mainly

by the

inclusion of

Adumo for

nine months

of
fiscal 2025 and 15% year-on-year growth attributable

to Kazang Pay.
Software
Our software solutions are offered through GAAP.

2025
Number of GAAP sites

9,649
Approximate ARPU per site (ZAR) (1)
3,144

(1) ARPU

is calculated

on a revenue

per site basis,

as monthly

figure based

on a three

-month rolling

average for the

quarter
ending June 30, 2025.
●
GAAP was acquired on October 1, 2024.

●
Monthly

ARPU

per

site

combines

hardware

on

a

rental

basis

and

software

subscription

revenue,

but

excludes

the
merchant acquiring revenue when our software customers utilize our merchant acquiring payment solutions.
Cash
2025 2024 2023
2025 vs
2024
Number of devices in deployment 4,572 4,448 4,393 3%
Cash settlements (throughput) for the year (ZAR billions)
114.8 112.6 110.1 2%
Our cash business continues to reflect a tale of two distinct markets:
●
Small-to-Medium

merchant

sector: Ongoing

decline in

cash usage

with flat

net growth

in vault

activity in

a more

mature
digital economy where cash is increasingly displaced by digital alternatives.
● Micro-merchant market: High cash prevalence and increasing digital adoption is supporting strong growth in the numbers of devices and cash settlements. Throughput in

our vaults placed in the

micro-merchant sector increased more than 90% to

ZAR
13.8 billion

in fiscal

2025, representing

more than

10% of

total vault

throughput for

the year

compared to

over 5%

a year
ago. This is fast becoming a meaningful contributor to our cash offering.

Lending
Our lending

solutions are

offered to

merchants through

Capital Connect and

Adumo Capital.

Adumo Capital

is a joint

venture
with Retail Capital, a division of Tyme

Bank, with a 50:50 profit share.
2025 2024 2023
2025 vs
2024
Total lending origination

volume (ZAR millions)
(1)
917 716 769 28%
Total net loan book

outstanding at period end (ZAR millions)
(1)
479 284 294 69%
(1) Amounts reflected above includes 100% of

Adumo Capital’s

credit disbursed and net loan book.
●
2025 is inclusive

of lending origination volume

(for nine months)

and the net loan

book under the

Adumo brand, with
the Adumo transaction closing on October

1, 2024, the impact of

which is not included in

the prior period comparatives.

●
Capital Connect comprises more than 70%

of our merchant lending activity. After a

challenging two-year period shaped
by

macroeconomic

headwinds,

Capital

Connect

lending

origination

volume

rebounded

during

fiscal

2025.

Capital
Connect disbursed ZAR 783 million

in 2025, compared with ZAR 716

million last year and ZAR 769 million

in 2023.
This recovery has been driven

by targeted strategic interventions, including dedicated sales teams, improved proprietary
visibility

into

merchants’

business

activity,

increased

emphasis

on

new

client

acquisition

and

renewals

for

repeat
borrowers.

ADP
ADP in our Merchant Division includes prepaid solutions (airtime, data,

electricity and gaming), bill payments, IMT and
supplier enabled payments. IMT and bill payments are included in the supplier enabled throughput shown below,

with supplier
payments representing the most significant contributor to ADP throughput in the Merchant Division.

2025 2024 2023
2025 vs
2024
Number of devices in deployment
94,345 87,562 74,955 8%
Total throughput

for the year (ZAR billions)
42.5 33.0 27.6 29%
Prepaid solutions throughput for the year (ZAR billions)
19.1 18.1 14.8 6%
Supplier enabled payments throughput for the year (ZAR
billions)
23.4 14.9 12.8 57%
●
We

had

94,345

devices

deployed

as

of

June

30,

2025,

representing

a

8%

year-on-year

growth.

Core

to

our

device
placement strategy

is the decision

to focus on

quality business

and optimizing

our existing

fleet, which

is reflected

in
healthy throughput growth.
●
Total

throughput

increased

29%

to

ZAR

42.5

billion

year-on-year,

driven

by

a

57%

increase

in

supplier

enabled
payments.
Unification of Merchant under Lesaka brands
Over the

past three

years, we

have

brought together

Kazang and

Connect and

subsequently added

Adumo and

GAAP to

our
Merchant Division. In 2025, we accelerated the integration of our micro-merchant and merchant businesses as we build an integrated, multi-product platform

serving merchants of

all sizes. The

unification of our

Merchant Division’s

operations and the

realignment of
these

brands

under

a

single

Lesaka

identity

has

commenced.

We

expect

streamlining

efforts

to

reduce

complexity,

eliminate
duplication,

and

unify

our

go-to-market

strategy.

As

a

result

of

these

actions,

we

have

incurred

reorganization

costs,

as

well

as
additional intangible asset amortization charges due

to the shortening of the deemed useful lives of some of our brands.
Consumer Division

Our consumer base includes South African grant beneficiaries and other EasyPay

Payouts cardholders.

●
Our grant beneficiary base

includes both permanent and

non-permanent grant beneficiaries. As

the division has evolved,
both sub-categories of consumers are revenue generating and hence the combined consumer base metrics shown below are most appropriate to measure the performance of the division financially and operationally. Although historically we have

shown

these

metrics

separately,

it

is

maintained

that

90%

of

the

active

consumer

base

are

permanent

grant
beneficiaries.

●
Our definition

of an active

consumer is any

EPE consumer that

has made a

voluntary transaction (debit

and/or credit)
within the last

90 days.

Consumers who may

be charged a

monthly banking fee

but have

not made a

voluntary transaction
in the last 90 days would not be considered an active consumer.

● The definition of an active consumer reflects the revenue generating engagement of our entire consumer base and more accurately tracks our current and future monetization strategy for the division.

●
We will continue

to show the EasyPay Payouts separately given this follows a different monetization model.

2025 2024 2023
2025 vs
2024
Transactional accounts

(banking) - EPE
Total active EPE transactional

account base at year end
(millions)
1.9 1.5 1.3 24%
Approximate Net EPE account activations for the year – active
EPE transactional account base (number '000)
348 235 143 48%
Lending - EasyPay Loans
Approximate number of loans originated during the year
(number '000)
1,299 1,061 856 22%
Gross advances in the year (ZAR millions)

2,500 1,686 1,306 48%
Loan book size, before allowances, at year end (ZAR millions) (1)
996 548 415 82%
Insurance - EasyPay Insurance
Approximate number of insurance policies written in the year
(number '000)
210 170 125 23%
Total active insurance

policies on book as of year end (number
'000)
564 439 335 28%
Gross written premium (ZAR millions)
404 294 229 38%
Average

revenue

per

consumer

per

month,

in

the

quarter,
(active customers) (ZAR) (2)
85 76 71 11%
EasyPay Payouts
Approximate number of active cardholders (number '000)
212,724 n.a. n.a. nm
Approximate load value for the year (ZAR millions) (3)
457 n.a. n.a. nm
(1) Gross loan book, before

provisions.
(2) ARPU is calculated on a revenue

per active consumer basis whereby an

active consumer can be both a permanent and

non-
permanent grant beneficiary with prior

periods adjusted for comparison

purposes. Previously ARPU represented only accounted
for permanent grant beneficiaries. ARPU is a monthly figure based on a 3-month rolling average for the quarter ended June 30,
2025.
(3) Represents

the 9-month

period for

fiscal 2025

given Adumo

integration into

results from

the second

quarter of

fiscal 2025
onwards.
●
Driving customer acquisition, supported by increased focus on customer service.
o
Net active account growth

(
permanent grant beneficiaries

per SASSA’s

monthly Social Assistance report

for June
30, 2025, on

the SASSA statistical

reports portal)
for the year

was approximately

348,000 accounts,

compared to
approximately 235,000 a year ago (fiscal 2024).
o
Our focus

is on

all revenue

generating consumers

who have

initiated a

transaction within

the last

90-day period.
This

will

include

both

permanent

and

temporary

grant

beneficiaries.

Our

total

active

consumer

base

stood

at
approximately 1.9 million at the end of June 2025, compared to 1.5 million a year ago.

● Progress on cross selling.
EasyPay Loans

o
We

originated approximately

1.3 million

loans during

the year,

with our

consumer loan

book, before

allowances
(“gross book”), increasing 82% to ZAR

996 million as of June 30, 2025, compared

to ZAR 548 million as of June
30, 2024.
o
We

have not

amended our

credit scoring

or other

lending criteria,

and the

growth is

reflective of

the demand

for
our tailored

loan product

for this

market, growth

in EPE

bank account

customer base

and improved

cross-selling
capabilities.
o
The loan conversion rate continues to improve following the implementation of several targeted Consumer lending campaigns and encouraging results from our digital channels.

o
The portfolio loss ratio, calculated as the loans written off over the last 12 months as a percentage of the total gross loan book at the end

of the quarter,

has remained stable at approximately

6% on an annualized basis,

compared to
a year ago (fourth quarter of fiscal 2024). With

the roll-out of the new lending product, targeting

larger loans for a
longer tenor, we expect a modest and non

-material increase in the portfolio loss ratio.

EasyPay Insurance

o
Our insurance product sales

continue to grow

and is a

material contributor to the

improvement in our overall

ARPU.
We

have been able to

improve customer penetration

to approximately 34%

of our active permanent

grant account
base as of June 30, 2025, compared to 33% as of June 30, 2024. Approximately 210,000 new policies were written in the year, increasing 23% compared to approximately 170,000 a year ago. The total number of active policies has grown 28% to approximately 564,000 policies at year end, compared to

439,000 policies a year ago (fiscal 2024).
ARPU

o
ARPU for

our active

consumer base

has increased

to approximately

ZAR 85

per month

for the

fourth quarter

of
fiscal 2025

from approximately

ZAR 76

a year

ago (during

the fourth

quarter of

fiscal 2024).

ARPU reflects

the
definition of an active customer and includes permanent and non-permanent grant beneficiaries.
EasyPay Payouts
o
The number of active

card holders was approximately 213,000

at year end, with

a load value of

approximately ZAR
457 million for 9 months with the Adumo transaction closing on October

1, 2024.

Enterprise Division
ADP includes

prepaid solutions

and bill

payments through

channels such

as retailer

distribution networks

and online

banking
apps.
2025 2024
2025 vs
2024
ADP
Total Throughput

for the year (ZAR billions)
40.7 38.5 6%
Utilities
Total Throughput

for the year (ZAR millions)
(1)
1,329 1,051 26%
Number of Registered Meters (Thousands)
524,711 444,397 18%
(1) The Recharger

transaction closed on

March 3, 2025.

Utility payments throughput

for fiscal 2025

is a 4-month

contribution
(comprising a

1-month contribution

to the

third

quarter and

a full

quarter contribution

to the

fourth quarter).

Utilities throughput
shown combines historical performance pre

-acquisition.

Acquisition of Bank Zero
On June

26, 2025,

we announced

the acquisition

of Bank

Zero, subject

to regulatory

approval. The

transaction marks

another
key

milestone

in

our

journey

to

build

a

vertically

integrated

fintech

platform.

The

combination

of

Bank

Zero's

digital

banking
infrastructure and its operational banking license, together with our fintech and distribution platform, is intended to transform the way
Lesaka is able to conduct business in the future, offering key financial,

strategic and regulatory benefits, including:
(i)
Better end-to-end servicing of Lesaka's customer base through a full suite of banking services,
(ii)
Unlocking meaningful synergies and new opportunities for

the group,
(iii)
Accelerating product innovation and streamlining operations across Consumer,

Merchant and Enterprise,
(iv) Enabling a transformative shift in our financial profile, and
(v)
Empowering the combined group to deliver greater value to consumers and businesses across South Africa.
Upon completion of the proposed transaction, the

selling shareholders of Bank Zero –

which include Michael Jordaan (Chairman
of Bank Zero), Yatin Narsai (CEO of Bank Zero), and other

key members of the Bank Zero

will collectively hold an approximate 12%
stake in Lesaka. Bank Zero sellers will be

subject to regulatory and contractual lockups ranging from between 18 and

36-months post-
completion, depending on the seller.
Subject

to

completion

of

the

transaction,

Michael

Jordaan

is

expected

to

join

our

Board

of

Directors,

while

Yatin

Narsai

is
expected

to

continue

as

CEO

of

Bank

Zero.

The

broader

Bank

Zero

leadership

team

will

remain

in

their

current

roles,

ensuring
continuity and integration.

Balance Sheet Optimization

Debt refinance and new banking partner

At the end of February 2025, we completed the ZAR 4.5 billion refinance of our debt facilities, including Investec Bank Limited
(acting

through

its

Investment

Banking

division:

Corporate

Solutions)

(“Investec

Bank”)

as

a

new

banking

partner

alongside

our
incumbent

bank,

FirstRand

Bank

Limited

(acting

through

its

Rand

Merchant

Bank

division)

(“RMB”).

The

benefits

of

the

debt
refinance include:

(i) consolidating most

of our legacy

senior debt facilities

at the center,

(ii) reducing our

overall weighted

average
borrowing

rate by

approximately

1.3%

per year,

(iii) reshaping

the repayment

profile

of our

senior

debt, and

(iv)

diversifying our
funding sources and increasing debt facility headroom, thereby creating flexibility and capacity for organic and inorganic growth.

Refinancing the Merchant lending facility

At the end of September 2025, we refinanced and increased our merchant lending facility to $22.5 million (ZAR 400 million) to create capacity

to fund growth

of our merchant

lending book.

We

achieved a 75

basis point

reduction in

the overall

funding cost

of
this facility.

Mobikwik
We completed the disposal of our major non

-core asset, Mobikwik, for $16.4 million (ZAR 290 million) with proceeds received at the end

of June. These

funds have been

included in our

cash balances and

used to partially

offset our

debt, in line

with our stated
intention.

Lesaka Employee Share Trust
We

successfully

launched

Lesaka’s

Employee

Share

Ownership

Plan

(“Lesaka

ESOP”)

in

March

2025

reflecting

our
commitment to our people and adherence to change of control obligations placed on us by the Competition Commission South Africa at the time of

the Connect acquisition in

2022. Our ESOP is

designed to create alignment

with our long-term

growth objectives. The
Lesaka ESOP

Trust

held an

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

improving our

BBBEE rating.
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
●
Calling to action a review of interchange pricing in South Africa, directly with the SARB.
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

We

review the

carrying value

of goodwill

annually (June

30) or

more frequently

if circumstances

indicating impairment

have
occurred.
W
e did not

perform interim impairment

testing in fiscal

2025 as no

triggering events were

identified outside of

the annual
impairment test date. In performing this review, we are required to estimate the fair value of goodwill that is implied from a valuation of the reporting unit to which the goodwill has been allocated after deducting the fair values of all the identifiable assets and liabilities
that form part

of the reporting unit.

The determination of

the fair value

of a reporting

unit requires us

to make significant

judgments
and estimates.

Changes in

these judgements

and estimates may

impact on

the outcome

of the

impairment test.

For instance,

the fair
value of the ISV reporting

unit included in our acquisition

of Adumo exceeded the carrying value

of the reporting unit as of

June 30,
2025, by only 2.4%.

If we had used

a weighted average cost of

capital (“WACC”)

rate that was 1%

higher, we would

have recorded
an impairment of $3.8 million, and if the WACC

rate was 1% lower, the headroom would

have increased from 2.4% to 12.4%.
In determining

the fair

value of

reporting units

for fiscal

2024 and

2023, our

key judgements

related to

reporting unit

revenue
growth rates and

the weighted-average cost

of capital applicable

to peer and

industry comparables of

the reporting units.

In determining
the

fair value

of reporting

units for

fiscal

2025,

we

considered

key

judgements

related

to reporting

unit

revenue

growth

rates,

the
weighted-average cost of capital applicable to peer and industry comparables of the reporting units and the forecast period to be used.
We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments

and assumptions

in allocating

assets and

liabilities to

each of

our reporting

units. Refer

to Note

10 to

our audited
consolidated financial statements for a summary of the key judgements used in our impairment testing.
The results of our impairment tests during fiscal 2025 and 2023 indicated that the fair value of our reporting units exceeded their carrying

values,

with

the exception

of the

$17.0

million

(related

to

the

Cash Connect,

Adumo

Technologies,

Adumo Payouts

and
EasyPay reporting units) and $7.0 million

(related to the PPT/

NUETS reporting unit), respectively, of goodwill impaired during fiscal
2025 and

2023, as discussed

in Note 10

to our audited

consolidated financial

statements. The

results of our

impairment tests during
fiscal 2024

indicated that the fair value of our reporting units exceeded their carrying values and so did not require impairment.
Intangible Assets Acquired Through Acquisitions
The

fair values

of the

identifiable

intangible

assets acquired

through

acquisitions

were determined

by management

using

the
purchase method

of accounting. We

completed the acquisition

of Adumo and

Recharger during

fiscal 2025 where

we identified and
recognized intangible assets. We

did not identify any significant intangible assets related to the Touchsides acquisition in fiscal 2024.
We

used the

relief from

royalty method

to value

identified brands

identified in

the Adumo

acquisition, and

the multi-period

excess
earnings method to value identified customer relationships and the replacement cost approach to value

the identified technology assets
related to Adumo and Recharger

.

We have used

the relief from royalty method, the

multi-period excess earnings method, the

income
approach

and

the

cost

approach

to

value

other

historic

acquisition-related

intangible

assets.

In

so

doing,

we

made

assumptions
regarding expected future revenues and

expenses to develop the

underlying forecasts, applied contributory asset

charges, WACC rates,
and useful lives.

The valuations were based on information available at the

time of the acquisition and the expectations and

assumptions that were
deemed reasonable by us. No assurance can be given, however,

that the underlying assumptions or events associated with such assets will occur as

projected. For these

reasons, among others,

the actual cash

flows may vary

from forecasts of

future cash flows.

To

the
extent actual cash flows

vary, revisions

to the useful life

or impairment of intangible

assets may be necessary.

Management assesses
the useful life of

the acquired intangible assets

upon initial recognition and revisions

to the useful

life or impairment of

these intangible
assets may be necessary in the future.

For instance, during early

calendar 2025, our executive

considered the unification of

our merchant segments operations

and the
realignment of

our brands

under the

master brand

“Lesaka”.
We
have identified

the steps

and timing

to realign

the affected

brands
under

the

master

brand

and

expect

to

have

complete

alignment

by

February

2027,

with

certain

brands

expected

to

be

aligned

by
December 2025. The change in

brands has resulted in a

change in the useful

life of certain of

our brand and trademark intangible

assets
which

has

resulted

in

an

increase

in

amortization

expense

of

$2.6

million

during

the

year

ended

June

30,

2025.

Furthermore,

we
recorded an

impairment loss

of $1.8

million related

to Adumo

Technologies

intangible assets which

were fully

impaired during

the
year ended June 30, 2025. Refer to Note 10 of our audited consolidated financial statements for additional information.
Revenue recognition – principal versus agent considerations
We generate

revenue from the provision of transaction-processing

services through our various platforms

and service offerings.
We use these platforms to (a) sell prepaid airtime

vouchers that are held as

inventory and (b) distribute ADP, including prepaid airtime
vouchers (which we do not hold as inventory), prepaid electricity, gaming vouchers, and other services, to end consumers through our platforms. The determination of whether we act as a principal or as an agent when providing these services using

guidance contained
in
Accounting

Standards

Codification

(“ASC”)

606

Revenue

from

Contracts

with

Customers

requires

a

significant

amount

of
judgement. When

we are the

principal in

a transaction,

revenue is reported

on a gross

basis. When

we are an

agent in

a transaction,
revenue

is recognized

based on

the amount

that

we are

contractually

entitled to

receive

for

performing

the distribution

service on
behalf of our customers.
Finance Loans Receivable and Allowance for Credit Losses
Merchant lending
The allowance for credit losses related to Merchant finance loans receivables is calculated by multiplying the expected write-off rate for

doubtful or

legal debt

with the

total actual

receivables in

default plus

multiplying the

lifetime loss

rate with

the month-end
outstanding lending book. Our risk management procedures include adhering to our proprietary lending criteria which uses an online-
system loan application

process, obtaining

necessary customer

transaction-history data

and credit bureau

checks. We

consider these
procedures to

be appropriate

because it

takes into

account a

variety of

factors such

as the

customer’s credit

capacity and

customer-
specific risk factors when originating a loan.
We recently

(in the past three years)

commenced lending to merchant

customers and uses historical

default experience over

the
lifetime of loans generated thus far in order to calculate a lifetime loss rate for the lending book. In addition, management determines
the expected write-off

rate for doubtful or

legal debt based on historical

recovery trends for defaulted

receivables. The allowance for
credit losses related

to these merchant

finance loans receivables

is calculated by

multiplying the expected

write-off rate for

doubtful
or legal debt with the total actual receivables in default plus multiplying the lifetime loss rate with the month-end outstanding lending book.

The lifetime loss

rate as of June

30, 2025 and

June 30, 2024, was

1.14% and 1.18%,

respectively.

The performing component
(that is, outstanding loan payments

not in arrears), under-performing component (that is,

outstanding loan payments that are

in arrears)
and

non-performing

component

(that

is,

outstanding

loans

for

which

payments

appeared

to

have

ceased)

of

the

book

represents
approximately 95%, 4% and 1%, respectively,

of the outstanding lending book as of June 30, 2025.
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

formal legal action, had failed.
Consumer microlending
The allowance for credit

losses related to Consumer finance

loans receivables is calculated

by multiplying the lifetime

loss rate
with the month-end outstanding lending book

, excluding upfront initiation fees.

Loans to customers have

a tenor of up

to nine months,
with the majority of loans originated having a tenor of six months. Credit bureau checks as well as an affordability test are conducted
as part of

the origination process,

both of which

are in line with

local regulations. We

consider this policy

to be appropriate

because
the affordability test it performs takes into account a variety of factors such as other debts and total expenditures on normal household
and

lifestyle

expenses.

Additional

allowances

may

be

required

should

the

ability

of

its

customers

to

make

payments

when

due
deteriorate in the future. While

the allowance for credit

losses is primarily determined utilizing

a provisioning model, there is still

an
element of judgment

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
loss rate with the month

end outstanding lending book,

excluding upfront initiation fees. The

lifetime loss rate as of each

of June 30,
2024

and June 30,

2024, was 6.50%. The

performing component (that is,

outstanding loan payments not

in arrears) of the

book exceeds
more than 98% of outstanding lending book as of June 30, 2025.

Prior to July

1, 2023, we

maintained an allowance

for credit losses

- finance loans

receivable related to

our Consumer services
segment with respect

to short-term loans

to qualifying customers.

Our policy was

to regularly review

the ageing

of outstanding amounts
due from

borrowers and

adjust the

provision based

on management’s

estimate of

the recoverability

of finance

loans receivable.

We
wrote off microlending loans and related service fees if a borrower is in arrears with repayments for more than three months or , in the
event of the borrower’s death, or if the borrower was under

debt review.
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

$0.0 (zero) as of each

of June 30, 2025 and

2024. We utilized the latest business plan provided by Cell

C management
for the

period ended

May 31,

2030, for

the June

30, 2025,

valuation and

the business

plan approved

by Cell

C management

for the
period ended December 31, 2027, for the June 30, 2024, valuation, and the following key valuation inputs were used:
Weighted Average

Cost of Capital:
24% as of June 30, 2025 and between 21% and 23% as of June 30, 2024
Long-term growth rate: 4.5% (4.5% as of June 30, 2024)
Marketability discount: 15% (20% as of June 30, 2024)
Minority discount: 17% (24% as of June 30, 2024)
Net adjusted external debt - June 30, 2025: (1) ZAR 8.3 billion ($0.5 billion), no lease liabilities included
Net adjusted external debt - June 30, 2024:
(2)
ZAR 8 billion ($0.4 billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30,

2025.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of June 30,

2024.
We

believe the

Cell C

business plan

is reasonable

based on

the current

performance and

the expected

changes in

the business
model. Refer to the sensitivity analysis included in

Note 6 to our audited consolidated financial statements

related to our valuation of
Cell C as of June 30, 2025.
On September 1, 2025,

Cell C’s largest

shareholder, Blue

Label Telecoms

Limited (“BLT”),

announced that BLT,

The Prepaid
Company Proprietary Limited (a wholly-owned subsidiary of BLT), Cell C Limited, Comm Equipment Company Proprietary Limited
(a

wholly-owned

indirect

subsidiary

of

BLT),

K2021889191

(South

Africa)

(RF)

Proprietary

Limited,

and

K2022559963

(South
Africa)

(RF)

Proprietary

Limited,

had

entered

into

an

agreement

setting

out

the

terms

of

the

proposed

restructure

of

BLT

and

its
subsidiaries (the

“Pre-Listing Restructuring”).

The Pre-Listing

Restructuring encompasses

various transactions

aimed at

optimizing
Cell C’s

capital structure

and balance sheet

in preparation for

a separation and

listing of the

Cell C business

on the JSE.

The Cell C
listing remains subject to, amongst other things, market conditions, shareholder, regulatory and other relevant approvals and therefore the exact date of listing is

unknown at the date of this Annual

Report on Form 10-K. The listing

of Cell C’s

business on the JSE may
result in

a change

in the

methodology used

to value

our interest

in Cell

C because

we may

use its

quoted listed

price instead

of the
discounted cash flow model currently used.
Recent Accounting Pronouncements
Recent accounting pronouncements adopted
Refer

to

Note

2 of

our

audited consolidated

financial

statements for

a full

description

of recent

accounting

pronouncements,
including the dates of adoption and effects on financial

condition, results of operations and cash flows.

Recent accounting pronouncements not yet adopted as of June 30, 2025
Refer to Note 2

of our audited consolidated

financial statements for a

full description of recent

accounting pronouncements not
yet adopted as of June 30, 2025, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates
The actual exchange rates for and at the end of the periods presented were as follows:
Table 1 June 30,
2025 2024
2023
ZAR : $ average exchange rate

18.1644 18.7070 17.7641
Highest ZAR : $ rate during period

19.6350 19.4568 19.7558
Lowest ZAR : $ rate during period

17.1144 17.6278 16.2034
Rate at end of period

17.7554 18.1808 18.8376
Translation Exchange Rates
We are required

to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this data for the years ended June 30, 2025, 2024 and 2023, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:
Table 2 June 30,
2025 2024
2023
Income and expense items: $1 = ZAR

17.9031 18.6844 17.9400
Balance sheet items: $1 = ZAR

17.7554 18.1808 18.8376
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
EBITDA for fiscal

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

in previous

filings we

presented certain

lease charges

on a separate

line outside

of
our operating segments. Prior

period information has been

recasted to include the lease

charges which were

previously reported on a
separate line in our Consumer and Merchant (and now Merchant, Consumer

and Enterprise) operating segments.
Group

Adjusted

EBITDA

represents

Segment

Adjusted

EBITDA

after

deducting

group

costs.

Refer

also

“Results

of
Operations—Use of Non-GAAP Measures” below.
In fiscal 2025 we closed the acquisitions of Adumo

and Recharger and have integrated their businesses into our

ours. Our fiscal
2025 financial results

include Adumo from

October 1, 2024

and Recharger

from March 3,

2025. Refer also

to Note 3

to the audited
consolidated financial

statements for

additional information

regarding these

transactions. Adumo

and Recharger

are not included

in
our financial results for fiscal 2024 and 2023.
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
Fiscal 2025 Compared to Fiscal 2024
The following factors had

a significant influence on

our results of

operations during fiscal 2025

as compared with

the same period
in the prior year:
● Revenue increased:
Our revenues

increased by

16.9% in

U.S. dollar

and 13.5%

in ZAR,

primarily due

to the

inclusion of
Adumo

and

Recharger,

an

increase

in

value-added

services activity

in

Merchant,

higher Pinned

Airtime

sales,

as well

as
higher transaction, insurance and lending revenues in Consumer,

which was partially offset by a lower contribution from our
legacy Enterprise businesses;
●
Operating

income

increase,

before

transaction

costs:
Operating

income,

before

transaction

and

related

costs,

increased
significantly primarily

due to contribution

s

from Adumo

from October

1, 2024

and Recharger

from March

3, 2025,

which
were partially offset

by increased costs and an

increase in amortization

of acquisition-related intangible assets

related to the
acquisition of Adumo and Recharger;
● Non-cash fair value adjustment related to equity securities:
We recorded a non

-cash fair value loss of $59.8 million during
fiscal 2025 related to the disposal of our investment in MobiKwik;
●
Higher net

interest charge:

Net interest

charge

increased to

$18.9 million

(ZAR 342.8

million) from

$16.6 million

(ZAR
311.1 million) primarily

due to higher overall borrowings, which

was partially offset by an increase

in interest received as a
result of the inclusion of Adumo; and
● Foreign exchange movements:

The U.S. dollar was 4.2% weaker against the ZAR during fiscal

2025 compared to the prior
period, which positively impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations,

both in U.S. dollars and in ZAR:

Table 3 In U.S. Dollars
Year

ended June 30,
2025 2024 $ %

$ ’000 $ ’000 change
Revenue

659,701 564,222 17%
Cost of goods sold, IT processing, servicing and support

486,546 442,673 10%
Selling, general and administration

131,512 91,969 43%
Depreciation and amortization

33,721 23,665 42%
Impairment loss
18,863 - nm
Transaction costs related to Adumo, Recharger

and Bank Zero acquisitions and
certain compensation costs

16,159 2,325 595%
Operating (loss) income

(27,100) 3,590 nm
Change in fair value of equity securities
(59,828) - nm
Loss on disposal of equity-accounted investment
161 - nm
Reversal of allowance for EMI doubtful debt receivable
- 250 nm
Interest income

2,596 2,294 13%
Interest expense

21,453 18,932 13%
Loss before income tax (benefit) expense

(105,946) (12,798) 728%
Income tax (benefit) expense

(18,198) 3,363 nm
Net loss before earnings (loss) from equity-accounted investments

(87,748) (16,161) 443%
Earnings (Loss) from equity-accounted investments

114 (1,279) nm
Net loss
(87,634) (17,440) 402%
Add net loss attributable to non-controlling interest

130 - nm
Net loss attributable to us

(87,504) (17,440) 402%
Table 4 In South African Rand
Year

ended June 30,
2025 2024 ZAR %

ZAR ’000 ZAR ’000 change
Revenue

11,980,399 10,553,233 14%
Cost of goods sold, IT processing, servicing and support

8,833,924 8,280,262 7%
Selling, general and administration

2,388,795 1,719,992 39%
Depreciation and amortization

612,298 442,570 38%
Impairment loss
334,929 - nm
Transaction costs related to Adumo, Recharger

and Bank Zero acquisitions and
certain compensation costs

291,358 43,154 575%
Operating (loss) income

(480,905) 67,255 nm
Change in fair value of equity securities
(1,089,871) - nm
Loss on disposal of equity-accounted investment
2,886 - nm
Reversal of allowance for EMI doubtful debt receivable
- 4,741 nm
Interest income

47,108 42,896 10%
Interest expense

389,882 354,048 10%
Loss before income tax (benefit) expense

(1,916,436) (239,156) 701%
Income tax (benefit) expense

(328,347) 62,616 nm
Net loss before earnings (loss) from equity-accounted investments

(1,588,089) (301,772) 426%
Earnings (Loss) from equity-accounted investments

2,035 (24,298) nm
Net loss
(1,586,054) (326,070) 386%
Add net loss attributable to non-controlling interest

2,307 - nm
Net loss attributable to us

(1,583,747) (326,070) 386%

Revenue increased

by $95.5

million (ZAR

1.4 billion)

or 16.9%

(in ZAR,

13.5%).

The increase

in ZAR

was primarily

due to,
the inclusion

of Adumo,

an increase

in the

volume of

value-added

services provided

(Pinless Airtime

and

gaming), an

increase

in
Pinned Airtime sales, an increase

in certain issuing fee base prices

and transaction activity in our issuing

business, and an increase in
insurance

premiums

collected

and

lending

revenues

following

higher

loan

originations.

Refer

to

discussion

above

at

“—Recent
Developments” for a description of key trends impacting our revenue this fiscal year.
Cost of goods sold, IT processing, servicing and support increased by $43.9 million (ZAR 0.6 million ) or 9.9% (in ZAR, 6.7%), primarily due

to the

inclusion of

Adumo, higher

commissions paid

related to

ADP revenue

generated, and

higher insurance-related
claims and third-party transaction fees, which was partially offset by the decrease in Pinned Airtime sales.
Selling, general

and administration expenses

increased by $39.5

million (ZAR 668.8

million), or 43.0%

(in ZAR, 38.9%).

The
increase was primarily

due to the inclusion

of Adumo; higher

employee-related expenses

(including annual salary

increases); higher
stock-based compensation

charges, consulting

fees and audit

fees; and the

year-over-year

impact of inflationary

increases on certain
expenses.
Depreciation

and

amortization

expense

increased

by

$10.06

million

(ZAR

169.7

million),

or

42.5%

(in

ZAR,

38.4%).

The
increase was due to the inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to
the Adumo and Recharger acquisitions and an increase

in depreciation expense related to additional POS devices deployed.
During fiscal

2025, we

recorded an

impairment loss

which includes

an impairment

of goodwill

of $17.0

million related

to the
impairment of goodwill allocated

to each of Merchant,

Consumer and Enterprise as

well as an impairment of

intangible assets of 1.8
million. Refer to

Note 10 of

our audited consolidated

financial statements

for additional information

regarding these impairment

losses.
Transaction costs related to Adumo, Recharger

and Bank Zero acquisitions and certain compensation costs includes fees paid to
external service

providers associated

with legal

and advisory

services procured

to close

the Adumo

transaction on

October 1,

2024,
and the Recharger transaction in March 2025,

as well as post-combination compensation charges recognized

related to the Recharger
acquisition of $13.6 million

(ZAR 245.7 million) and

increased primarily due to

these post-combination compensation charges.

This
caption also includes

transaction costs related

to the proposed

acquisition of Bank

Zero. Refer to

Note 3 to

our audited consolidat

ed
financial statements for additional information.
Our operating (loss)

income margin in

fiscal 2025

and 2024 was (4.1%)

and 0.6%, respectively.

We

discuss the components of
operating loss margin under “—Results of operations

by operating segment.”

The change in fair value of equity securities of $59.8 million during fiscal 2025 represents a non-cash fair value adjustment loss
related to MobiKwik. We

did not record any changes

in the fair value of

equity interests in MobiKwik during

the fiscal 2024, or

any
fair value adjustments for Cell C during fiscal 2025 or 2024, respectively.

We continue to carry our investment

in Cell C at $0 (zero).
Interest on surplus cash increased to $2.6 million (ZAR 47.1 million) from $2.3 million (ZAR 42.9 million), primarily due to the inclusion of Adumo and higher overall average cash balances on deposit during fiscal 2025 compared with 2024.
Interest expense increased to $21.5

million (ZAR 389.9 million)

from $18.9 million (ZAR 354.0

million). In ZAR, the increase
was primarily

as a result

of higher

overall borrowings

during fiscal 2025

compared with

the comparable

period in the

prior quarter,
which was partially offset by lower overall interest rates.
Fiscal 2025 income tax benefit was $18.2

million (ZAR 328.3 million) compared to an

income tax expense of $3.4 million

(ZAR
62.6

million)

in

fiscal

2024.

Our

effective

tax

rate

for

fiscal

2025

was

impacted

by

deferred

tax

impact

related

to

the

fair

value
adjustment to our equity

securities, the reversal of

$12.8 million related to

certain valuation allowances created

in prior years

following
(i) an improvement

in profitability of

certain of our

subsidiaries and (ii)

a change in

judgment on the

need for a valuation

allowance
of $11.4 million related to an entity

which we believe has achieved

sustainable profitability, the tax expense recorded by our profitable
South African operations,

a deferred tax

benefit related to

acquisition-related intangible

asset amortization, non-deductible

expenses
(in transaction-related expenses), the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to the deferred tax assets recognized regarding net operating losses incurred by these entities.
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

Results of operations by operating segment and group costs
The composition of revenue and the contributions of our business activities to

Group Adjusted EBITDA are illustrated below:

Table 5 In U.S. Dollars
Year

ended June 30,
2025 % of 2024 % of %
Operating Segment $ ’000 total $ ’000 total change
Consolidated revenue:
Merchant 526,598 80% 459,790 81% 15%
Consumer 96,008 15% 69,211 12% 39%
Enterprise 42,556 6% 46,897 8% (9%)
Subtotal: Operating segments

665,162 101% 575,898 101% 15%
Eliminations (5,461) (1%) (11,676) (1%) (53%)
Total

consolidated revenue

659,701 100% 564,222 100% 17%
Group Adjusted EBITDA:
Merchant (1)(2) 36,195 71% 29,170 79% 24%
Consumer
(1)(2)
23,949 47% 12,679 34% 89%
Enterprise (1)(2) 1,287 3% 2,931 8% (56%)
Group costs (10,743) (21%) (7,844) (21%) 37%
Group Adjusted EBITDA (non-GAAP) (3) 50,688 100% 36,936 100% 37%
(1) Segment

Adjusted EBITDA

for fiscal

2025, includes

reorganization

and retrenchment

costs for

Merchant of

$0.8 million,
Enterprise of $0.8 million, and Consumer of $0.1

million. Segment Adjusted EBITDA for fiscal 2024, includes retrenchment costs for
Merchant $0.3 million and Consumer of $0.2 million.
(2) Lease expenses which

were previously presented on

a separate line in fiscal

2024 are now included

in Merchant, Consumer
and Enterprise Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 6 In South African Rand
Year

ended June 30,
2025 % of 2024 % of %
Operating Segment ZAR ’000 total ZAR ’000 total change
Consolidated revenue:
Merchant 9,562,360 80% 8,599,450 81% 11%
Consumer 1,744,429 15% 1,294,632 12% 35%
Enterprise 773,057 6% 877,317 8% (12%)
Subtotal: Operating segments

12,079,846 101% 10,771,399 101% 12%
Eliminations (99,447) (1%) (218,166) (1%) (54%)
Total

consolidated revenue

11,980,399 100% 10,553,233 100% 14%
Group Adjusted EBITDA:
Merchant (1)(2) 657,177 71% 545,472 79% 20%
Consumer (1)(2) 435,193 47% 237,362 34% 83%
Enterprise
(1)(2)
23,724 3% 54,924 8% (57%)
Group costs (193,853) (21%) (146,815) (21%) 32%
Group Adjusted EBITDA (non-GAAP)
(3)
922,241 100% 690,943 100% 33%
(1)

Segment

Adjusted

EBITDA

for

fiscal

2025,

includes

reorganization

and

retrenchment

costs

for

Merchant

of

ZAR

15.7
million, Enterprise

of ZAR

13.6 million,

and Consumer

of ZAR

1.5 million.

Segment Adjusted

EBITDA for

fiscal 2024,

includes
retrenchment costs for Merchant of ZAR 4.9 million and Consumer of ZAR 3.5 million.
(2) Lease expenses

which were previously

presented on a

separate line in

fiscal 2024 are

now included in

Merchant and Consumer
Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Merchant
Segment revenue primarily increased due to the inclusion

of Adumo, and a higher volume

of ADP provided (Pinless Airtime and
gaming) and

an increase

in fewer Pinned

Airtime sales.

In ZAR,

the increase

in Segment

Adjusted EBITDA

is primarily

due to

the
inclusion of Adumo, which was partially offset by higher operating expenses incurred, including employment-related expenditures, to expand

our

offering,

an

increase

in

the

allowance

for

credit

losses

following

higher

loan

originations

and

reorganization

and
retrenchment costs incurred during fiscal 2025.

Our Segment Adjusted EBITDA margin (calculated as

Segment Adjusted EBITDA divided by revenue) for

fiscal 2025 and 2024
was 6.9% and 6.3%, respectively.
Consumer
Segment

revenue

increased

primarily

due

to higher

transaction

fees

generated

from

the higher

EPE

account holders

base,

an
increase

in

certain

issuing

fee

base

prices

and

transaction

activity

in

our

issuing

business,

insurance

premiums

collected,

lending
revenues following an increase in loan originations and the inclusion of

Adumo. This increase in revenue has translated into improved profitability, which was partially offset

by a higher allowance for credit losses following an increase in loan originations during fiscal
2025,

higher insurance-related

claims, interest

expense (of

ZAR 61.4

million)

incurred to

fund our

lending book,

higher computer
software license costs, and the

year-over-year impact of inflationary increases on certain expenses.

We have included an intercompany
interest expense in our Consumer Segment Adjusted EBITDA for fiscal 2025 compared with fiscal 2024.
Our Segment Adjusted EBITDA margin for fiscal 2025

and 2024 was 24.9% and 18.3%, respectively.
Enterprise
Segment revenue

decreased primarily

due to

fewer ad

hoc hardware

sales as well

as lower

revenue generated

from the

sale of
prepaid

airtime

vouchers,

which

was

partially

offset

by

the

inclusion

of

Recharger.

In

ZAR,

the

significant

decrease

in

Segment
Adjusted EBITDA is primarily due to the impact of few sales,

which was partially offset by the inclusion of Recharger

.

Our Segment Adjusted EBITDA margin for fiscal 2025

and 2024 was 3.0% and 6.2%, respectively.
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

6.9%

in U.S.

dollar

and

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
● Higher net interest charge:

The net interest charge increased to

$16.6 million (ZAR 311.1 million) from $16.7 million

(ZAR
299.9 million) primarily due to higher interest rates;
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
Table 7 In U.S. Dollars
Year

ended June 30,
2024 2023 $ %

$ ’000 $ ’000 change
Revenue

564,222 527,971 7%
Cost of goods sold, IT processing, servicing and support

442,673 417,544 6%
Selling, general and administration

91,969 95,050 (3%)
Depreciation and amortization

23,665 23,685 (0%)
Impairment loss
- 7,039 nm
Transaction costs related to Adumo and Recharger

acquisitions
2,325 - nm
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
Table 8
In South African Rand
(US GAAP)
Year

ended June 30,
2024 2023 ZAR %

ZAR ’000 ZAR ’000 change
Revenue

10,553,233 9,471,800 11%
Cost of goods sold, IT processing, servicing and support

8,280,262 7,490,739 11%
Selling, general and administration

1,719,992 1,705,196 1%
Depreciation and amortization

442,570 424,909 4%
Impairment loss
- 126,280 nm
Transaction costs related to Adumo and Recharger

acquisitions
43,154 - nm
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
(239,156) (578,851) (59%)
Income tax expense (benefit)
62,616 (41,423) nm
Net loss before loss from equity-accounted investments

(301,772) (537,428) (44%)
Loss from equity-accounted investments

(24,298) (91,799) (74%)
Net loss attributable to us

(326,070) (629,227) (48%)
Revenue increased by $36.3 million (ZAR 1.1 billion), or 6.9% (in ZAR, 11.4%)

,

primarily due to the increase in the number of
low-margin

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

$3.1 million (ZAR

14.8 million), or

3.2% (in ZAR,

0.9%).

In ZAR,
the modest increase

was primarily due to

higher employee-related expenses

related to the expansion

of our senior management

team
and the year-over

-year impact of

inflationary increases on

employee-related expenses,

which were partially

offset by

the benefits of
various cost reduction initiatives in Consumer.
Depreciation and

amortization expense

decreased by

$0.02 million

(in USD,

< 0.1%),

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
Interest on

surplus cash

increased to

$2.3 million

(ZAR 42.9

million) from

$1.9 million

(ZAR 33.2

million), primarily

due to
higher interest rates.
Interest expense increased

to $18.9 million

(ZAR 354.0 million)

from $18.6 million

(ZAR 333.1 million),

primarily as a

result
of higher overall

interest rates and

higher overall borrowings

during fiscal 2024

compared with comparable

period in the

prior year,
which was partially offset by lower interest

expense incurred on certain of our borrowings

for which we were able to negotiate lower
rates of interest during the latter half of fiscal 2023 and again towards the end of calendar 2023

.
Fiscal 2024 tax

expense was

$3.4 million

(ZAR 62.6

million) compared

to a tax

benefit of $2.3

million (ZAR 41.4

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

Results of operations by operating segment and group costs
The composition of revenue and the contributions of our business activities to

Group Adjusted EBITDA are illustrated below:

Table 9 In U.S. Dollars
Year

ended June 30,
2024 % of 2023 % of %
Operating Segment $ ’000 total $ ’000 total change
Consolidated revenue:
Merchant 459,790 81% 416,562 79% 10%
Consumer 69,211 12% 62,801 12% 10%
Enterprise 46,897 8% 50,456 10% (7%)
Subtotal: Operating segments

575,898 101% 529,819 101% 9%
Not allocated to operating segments - - 1,469 - nm
Eliminations (11,676) (1%) (3,317) (1%) 252%
Total

consolidated revenue

564,222 100% 527,971 100% 7%
Group Adjusted EBITDA:
Merchant
(1)(2)
29,170 78% 29,008 117% 1%
Consumer (1)(2) 12,679 34% 1,675 7% 657%
Enterprise (2) 2,931 8% 3,256 13% (10%)
Group costs (7,844) (21%) (9,109) (37%) (14%)
Group Adjusted EBITDA (non-GAAP) (3) 36,936 100% 24,830 100% 49%
(1) Segment

Adjusted EBITDA

for fiscal

2024, includes

retrenchment costs

for Merchant

$0.3

million and

Consumer of

$0.2
million.
(2) Lease expenses which

were previously presented on

a separate line in fiscal

2024 are now included

in Merchant, Consumer
and Enterprise Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.
Table 10 In South African Rand
Year

ended June 30,
2024 % of 2023 % of %
Operating Segment ZAR ’000 total ZAR ’000 total change
Consolidated revenue:
Merchant 8,599,450 81% 7,473,122 79% 15%
Consumer 1,294,632 13% 1,126,650 12% 15%
Enterprise 877,317 8% 905,181 10% (3%)
Subtotal: Operating segments

10,771,399 102% 9,504,953 100% 13%
Not allocated to operating segments - - 26,354 - nm
Eliminations (218,166) (2%) (59,507) - 267%
Total

consolidated revenue

10,553,233 100% 9,471,800 100% 11%
Group Adjusted EBITDA:
Merchant
(1)(2)
545,472 79% 520,403 117% 5%
Consumer (1)(2) 237,362 34% 30,049 7% 690%
Enterprise
(2)
54,924 8% 58,413 13% (6%)
Group costs (146,815) (21%) (163,415) (37%) (10%)
Group Adjusted EBITDA (non-GAAP)
(3)
690,943 100% 445,450 100% 55%
(1) Segment Adjusted EBITDA for

fiscal 2024, includes retrenchment costs

for Merchant of ZAR 4.9 million

and Consumer of
ZAR 3.5 million.
(2) Lease expenses

which were previously

presented on a

separate line in

fiscal 2024 are

now included in

Merchant and Consumer
Segment Adjusted EBITDA. The prior period has been re-presented to conform with current period presentation.
(3) Group Adjusted EBITDA

is a non-GAAP measure, refer

to reconciliation below at

“—Results of Operations—Use of

Non-
GAAP Measures”.

Merchant
Segment revenue

increased due

to the

increase in

prepaid airtime

vouchers sold

and other

ADP provided,

which was

partially
offset

by

lower

revenue

generated

from

a

decrease

in

certain

ADP

transaction

volumes

processed

(such

as

international

money
transfers). In ZAR, the increase in Segment Adjusted EBITDA is primarily due to the higher sales activity.
Our Segment Adjusted EBITDA margin in fiscal 2024

and 2023 was 6.3% and 7.0%, respectively.
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
Our Segment Adjusted EBITDA margin in fiscal 2024

and 2023

was 18.3% and 2.7%, respectively.
Enterprise
Segment revenue decreased due to a lower number of hardware sales in our POS hardware distribution business given the lumpy
nature of

bulk sales

as well

as lower

revenue generated,

which was

partially offset

by the increase

in prepaid

airtime vouchers

sold
and

other value-added

services provided

.

In ZAR,

the decrease

in Segment

Adjusted EBITDA

is primarily

due

to lower

hardware
sales.
Our Segment Adjusted EBITDA margin in fiscal 2024

and 2023 was 6.2% and 6.5%, respectively.
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

Presentation of Merchant, Consumer and Enterprise by segment for fiscal 2025, 2024 and 2023
The tables below present Merchant, Consumer and Enterprise revenue and

EBITDA for fiscal 2025,

2024 and 2023, including
lease charges, as well as the U.S. dollar/ ZAR exchange rates applicable per fiscal quarter and year:
Table 11
Fiscal 2025
In United States dollars
Quarter 1 Quarter 2 Quarter 3 Quarter 4 F2025
$ ’000 $ ’000 $ ’000 $ ’000 $ ’000
Revenue
Merchant 123,651 145,209 128,781 128,957 526,598
Consumer 21,072 22,929 24,096 27,911 96,008
Enterprise 11,883 8,933 9,444 12,296 42,556
Subtotal: Operating segments

156,606 177,071 162,321 169,164 665,162
Eliminations

(3,038) (855) (871) (697) (5,461)
Total

consolidated revenue

153,568 176,216 161,450 168,467 659,701
Group Adjusted EBITDA:
Merchant 7,554 10,319 8,103 10,219 36,195
Consumer 4,396 4,342 6,333 8,878 23,949
Enterprise 362 (31) 133 823 1,287
Group costs (2,949) (2,820) (1,772) (3,202) (10,743)
Group Adjusted EBITDA (non-GAAP) 9,363 11,810 12,797 16,718 50,688
Income and expense items: $1 = ZAR 17.72 17.85 18.40 17.87 17.90
Table 12
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

Table 13
Fiscal 2023
In United States dollars
Quarter 1 Quarter 2 Quarter 3 Quarter 4 F2023
$ ’000 $ ’000 $ ’000 $ ’000 $ ’000
Revenue
Merchant 96,771 105,034 108,414 106,343 416,562
Consumer 15,004 15,434 15,876 16,487 62,801
Enterprise 14,450 16,999 10,157 8,850 50,456
Subtotal: Operating segments

126,225 137,467 134,447 131,680 529,819
Not allocated to segments - - - 1,469 1,469
Eliminations

(1,439) (1,399) (479) - (3,317)
Total

consolidated revenue

124,786 136,068 133,968 133,149 527,971
Group Adjusted EBITDA:
Merchant 6,406 6,693 7,645 8,264 29,008
Consumer (1,893) 171 1,263 2,134 1,675
Enterprise 1,174 2,087 335 (340) 3,256
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

We

included

an
intercompany interest expense in

our Consumer Segment Adjusted EBITDA

for eight months to February

28, 2025. We

commenced
utilizing our

February 2025

lending facilities

to fund

a portion

of our

Consumer lending

book from

March 1,

2025. Once-off

items
represents non-recurring income and

expense items, including

costs related to

acquisitions and transactions consummated

or ultimately
not pursued.

The table below presents the reconciliation between GAAP net loss attributable to Lesaka to Group Adjusted EBITDA:
Table 14
Years

ended June 30,
2025 2024 2023
$ ’000 $ ’000 $ ’000
Loss attributable to Lesaka - GAAP (87,634) (17,440) (35,074)
Loss from equity accounted investments (114) 1,279 5,117
Net loss before loss from equity-accounted investments (87,748) (16,161) (29,957)
Income tax expense (benefit)

(18,198) 3,363 (2,309)
Loss before income tax expense (105,946) (12,798) (32,266)
Interest expense 21,453 18,932 18,567
Interest income (2,596) (2,294) (1,853)
Reversal of allowance for doubtful EMI loan receivable - (250) -
Net loss on disposal of equity-accounted investment 161 - 205
Change in fair value of equity securities 59,828 - -
Operating (loss) income (27,100) 3,590 (15,347)
Impairment loss 18,863 - 7,039
PPA amortization

(amortization of acquired intangible assets)

21,384 14,419 15,149
Depreciation 12,337 9,246 8,536
Stock-based compensation charges 9,550 7,911 7,309
Interest adjustment (2,195) - -
Once-off items (1) 17,826 1,853 1,922
Unrealized Loss FV for currency adjustments 23 (83) 222
Group Adjusted EBITDA - Non-GAAP 50,688 36,936 24,830
(1) The table below presents the components of once-off

items for the periods presented:
Table 15
Years

ended June 30,
2025 2024 2023
$ ’000 $ ’000 $ ’000
Transaction costs related to Adumo, Recharger

and Bank Zero acquisitions and
certain compensation costs

16,159 2,325 -
Transaction costs 1,794 480 850
Indirect taxes provision (127) - 438
(Income recognized) Expenses incurred related to closure of legacy businesses - (952) 639
Non-recurring revenue not allocated to segments - - (1,469)
Employee misappropriation of company funds - - 1,202
Separation of employee expense - - 262
Total once-off

items
17,826 1,853 1,922
Once-off items are non-recurring in nature, however, certain items may be reported in

multiple quarters. For instance, transaction
costs include costs incurred related to acquisitions and

transactions consummated or ultimately not pursued. The transactions can span multiple

quarters,

for

instance

in

fiscal

2025

we

incurred

significant

transaction

costs

related

to

the

acquisition

of

Adumo

and
Recharger over a number of quarters, and the transactions are generally non-recurring
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

represents a once

-off loss incurred.

We

incurred separation

costs related to

the termination of

certain senior-level
employees, including an

executive officer and

senior managers, during

the fiscal year and

we consider these specific

terminations to
be of a non-recurring nature.

Liquidity and Capital Resources
At June 30,

2025, our unrestricted

cash and cash

equivalents were $76.5

million and comprised

of ZAR-denominated

balances
of ZAR

1.0 billion

($55.2 million),

U.S. dollar-denominated

balances of

$3.2 million,

and other

currency deposits,

primarily Indian
rupee (related to the sale of MobiKwik), of $18.1 million, all amounts translated at exchange rates applicable as of June 30, 2025. The
increase in our unrestricted cash balances from June 30, 2024, was primarily due to the positive contribution from all of our operating segments,

proceeds from the sale of MobiKwik,

and utilizing of our borrowing facilities, which

was partially offset by the utilization
of cash reserves

to fund certain

scheduled and other

repayments of our

borrowings, settle the

cash portion of

the purchase consideration
related to

our various

acquisitions, purchase

ATMs

and vaults

and other

items of

capital expenditure,

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
cash and availability of tax

efficient structures to moderate

financing costs. Refer to Note 12

to our consolidated financial statements
for the year ended June 30, 2025, for additional information related to our borrowings.
Our ability to make payments on our indebtedness and to

fund our operations may be dependent upon the operating

income and
the distribution

of funds

from our

subsidiaries. However,

as local laws

and regulations

and/or the

terms of our

indebtedness restrict
certain

of

our

subsidiaries

from

paying

dividends

and

transferring

assets

to

us,

there

is no

assurance

that

our

subsidiaries

will

be
permitted to provide us with sufficient dividends, distributions or loans when necessary.
We

will make

a cash

payment of

ZAR 175.0

million ($9.9

million translated

at exchange

rates as

of June

30, 2025)

in March
2026 related to the cash portion of the deferred consideration due to the seller of

Recharger.
Available short-term

borrowings
Summarized below are our short-term facilities available and utilized as of

June 30, 2025:
Table 16
RMB GBF RMB Other Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total

short-term facilities available, comprising:
Total overdraft 39,475 700,901 - - - -
Indirect and derivative facilities (1) - - 5,672 100,718 8,817 156,554
Total

short-term facilities available
39,475 700,901 5,672 100,718 8,817 156,554
Utilized short-term facilities:
Overdraft

24,469 434,461 - - - -
Indirect and derivative facilities - - 1,864 33,089 119 2,110
Total

short-term facilities available
24,469 434,461 1,864 33,089 119 2,110
Interest rate, based on South African prime rate 10.25% N/A N/A
(1)

Other

facilities

include

indirect

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
Long-term borrowings
We have

aggregate long-term borrowing

outstanding of ZAR 3.6 billion

($200.8 million translated at

exchange rates as of

June
30, 2025) as

described in Note

12. These borrowings

include outstanding

long-term borrowings

obtained by Lesaka

SA of ZAR

3.1
billion, which

was used

to refinance

our previous

long-term borrowings.

We

have utilized

all of

these long-term

borrowings. As

of
September 29, 2025, we also have a revolving credit facility, of ZAR 400.0 million which is utilized to fund a portion of our merchant
finance loans receivable

book and an asset

backed facility of ZAR

227.0 million which

is utilized to partially

fund the acquisition of
POS devices and vaults.

Restricted cash
We have

also entered into cession and pledge

agreements with Nedbank related to

our Nedbank indirect credit facilities

and we
have ceded and pledged

certain bank accounts to

Nedbank. The funds included

in these bank accounts

are restricted as they

may not
be withdrawn without the express

permission of Nedbank. Our cash,

cash equivalents and restricted

cash presented in our

consolidated
statement of cash flows as of June 30, 2025, includes restricted cash of $0.1 million that has been ceded and pledged.
Arrangement with African Bank to fund our ATMs
In

September

2024,

we

entered into

an

arrangement

with African

Bank Limited

(“African

Bank”)

and

certain

cash-in-transit
service providers

to fund

our ATMs.

Under this

arrangement, African

Bank will

use its

cash resources

to fund

our ATMs

and it

is
specifically recorded that the cash in our ATMs are African Bank’s property.

Therefore, as we have not utilized a facility to

obtain the
cash, and do not own or control the cash for an extended period of time, we do not record cash or cash equivalents and borrow ings in
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
Cash flows from operating activities
Net cash used in operating activities during fiscal 2025 was $9.1 million (ZAR 163.3 million) compared to net cash provided by operating activities of $28.8 million

(ZAR 537.9 million) during fiscal

2024. Excluding the impact of

income taxes, our cash used

in
operating activities during fiscal 2025 includes

cash utilized for the settlement

of working capital movements within our

Merchant and
Enterprise businesses related to quarter-end transaction processing activities and which were settled in the following week (our fourth quarter of fiscal 2024 closed on

a Sunday), and the net growth in our

Consumer and Merchant finance loans

receivable books, which
was partially offset by the positive contribution from our

Merchant and Consumer businesses.
Net cash

provided by

operating activities

during fiscal

2024 was

$28.8 million

(ZAR 537.9

million) compared

to $0.4

million
(ZAR 7.4 million) during fiscal

2023. Excluding the impact of

income taxes, our cash

provided by operating activities during

the fiscal
2024 was positively impacted by the contribution from Merchant and

Consumer, the sale of Cell C inventory and temporary

working
capital movements within

our merchant business

as a result

of quarter-end

transaction processing activities

closing on a

Sunday and
which were settled in the following week, which was partially offset by growth in our consumer finance loans receivable book
During fiscal 2025,

we paid our

first provisional South

African tax payments

of $4.2 million

(ZAR 76.1 million)

related to our
2025

tax year. During fiscal 2025, we

also made our second

provisional South African tax

payments

of $2.2 million (ZAR

39.3 million
related to our 2025

tax year and received

tax refunds of $0.44

million (ZAR 7.2 million).

We

also paid taxes totaling

$0.3 million in
other tax jurisdictions, primarily in the Botswana and Namibia.
During fiscal 2024,

we paid our

first provisional South

African tax payments

of $2.7 million

(ZAR 49.5 million)

related to our
2024

tax year. During fiscal 2024, we

also made our second

provisional South African tax

payments of $2.9 million

(ZAR 52.7 million
related to our

2024 tax year

and received

tax refunds of

$0.0 million (ZAR

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
Taxes paid during

fiscal 2025, 2024 and 2023 were as follows:
Table 17
Year

ended June 30,
2025 2024 2023
2025 2024 2023
$ $ $
ZAR ZAR ZAR
‘000 ‘000 ‘000 ‘000 ‘000 ‘000
First provisional payments

4,182 2,663 2,955 76,118 49,534 50,798
Second provisional payments

2,198 2,861 4,079 39,279 52,721 76,089
Taxation paid related

to prior years

225 641 15 4,081 12,187 273
Tax refund received (438) (38) (210) (7,173) (768) (3,756)
Total South African

taxes paid

6,167 6,127 6,839 112,305 113,674 123,404
Foreign taxes paid 314 379 361 5,738 7,063 6,482
Total

tax paid

6,481 6,506 7,200 118,043 120,737 129,886

We expect to make additional provisional

income tax payments in South Africa related to our 2025 tax year in the first quarter of fiscal 2026, however, the amount was not quantifiable

as of the date of the filing of this Annual Report.
Cash flows from investing activities
Cash used

in investing

activities for

fiscal 2025

included capital

expenditures of

$17.2 million

(ZAR 307.9

million), primarily
due to the acquisition of vaults and POS devices.

We also incurred expenditures of

$3.9 million (ZAR 69.8 million), primarily related
to

the

capitalization

of

development

costs,

during

fiscal

2025.

During

fiscal

2025,

we

paid

$12.9

million

related

to acquisition

of
certain businesses, including Adumo and Recharger. We

also received $16.4 million related to the sale of our

entire equity investment
in MobiKwik in June 2025.
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
Cash flows from financing activities
During

fiscal

2025,

we

utilized

$98.6

million

from

our

South

African

overdraft

facilities

to

fund

our

ATMs

and

our

cash
management business through

Connect as well

as to partially

fund the acquisition

of Recharger

and for the

February 2025 refinance
of certain of our facilities. We

repaid $89.2 million of those facilities,

including towards our refinanced facilities.

We utilized

$190.1
million of our borrowings

to settle a portion

of the Adumo purchase

consideration, pay certain transaction

expenses, repay Adumo’s
borrowings,

repurchase

shares

of

our

common

stock,

fund

the

acquisition

of

certain

capital

expenditures,

for

working

capital
requirements

and

for

the

February

2025

refinance

of

certain

of

our

facilities.

We

repaid

$131.2

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
During

fiscal

2023,

we

utilized

$520.1

million

from

our

South

African

overdraft

facilities

to

fund

our

ATMs

and

our

cash
management

business

through

Connect

and

repaid

$547.3

million

of

these

facilities.

We

utilized

$24.4

million

of

our

long-term
borrowings

to settle $10.5 million of

our revolving credit facilities, fund

our merchant finance loans receivable

business, and to fund
the

acquisition

of

certain

capital

expenditures.

We

repaid

$17.5

million

of

these

long-term,

including

$10.5

million

to

settle

our
revolving credit balance in full. We

received $0.5 million from the exercise of stock options. We also paid $1.3 million to repurchase
shares from

employees in

order for

the employees to

settle taxes due

related to the

vesting of

shares of restricted

stock and

to settle
the strike price due and taxes due related to the exercise of stock options.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2025:
Table 18 Payments due by Period, as of June 30, 2025 (in $ ’000s)
Total
Less than 1
year 2-3 years 3-5 years Thereafter
Short-term credit facilities (A)
24,469 24,469 - - -
Long-term borrowings
Principal repayments
(A)(B)
200,769 11,956 31,445 157,368 -
Interest payments
(A)(B)
38,652 10,739 19,475 8,438 -
Operating lease liabilities, including imputed interest (C)
11,660 4,852 5,460 1,348 -
Purchase obligations
2,872 2,872 - - -
Capital commitments
157 157 - - -
Deferred purchase consideration due to seller of
Recharger (D)
9,856 9,856 - - -
Other long-term obligations reflected on our balance
sheet (E)(F)
2,991 - - - 2,991
Total
291,426 64,901 56,380 167,154 2,991

(A) – Refer to Note 12 to our audited consolidated financial statements.

(B) – Long-term

borrowings principal

repayments for the

3-5 year period

includes all unamortized

fees as of

June 30, 2025.
Interest payments based on

applicable interest rates as of

June 30, 2025, and expected

outstanding long-term borrowings over
the period. All amounts converted from ZAR to USD using the June 30, 2025,

USD/ ZAR exchange rate.

(C) – Refer to Note 8 to our audited consolidated financial statements.

(D) – Represents the

deferred consideration of ZAR

175 million due in

March 2026 to the

seller of Recharger.

Refer to Note
3 to our audited consolidated financial statements.

Translated at exchange rates applicable as of June

30, 2025.

(E) – Includes policyholder liabilities of $3.2 million related to our insurance business. All amounts are translated at exchange rates applicable as of June 30, 2025.

(F) –

We

have excluded

cross-guarantees in

the aggregate

amount of

$0.1 million

issued as

of June

30, 2025,

to RMB

and
Nedbank

to secure

guarantees it

has issued

to third

parties on

our behalf

as the

amounts that

will be

settled in

cash are

not
known and the timing of any payments is uncertain.
Off-Balance Sheet Arrangements
We have no off

-balance sheet arrangements.
Capital Expenditures
Capital expenditures for the years ended June 30, 2025, 2024 and 2023 were as follows:
Table 19
2025 2024 2023 2025 2024 2023
$ $ $
ZAR ZAR ZAR
’000 ’000 ’000 ’000 ’000 ’000
Merchant
18,117 11,202 12,812 324,350 209,302 229,847
Consumer
1,500 1,317 3,170 26,855 24,607 56,870
Enterprise
1,482 146 174 26,532 2,728 3,122
Total 21,099 12,665 16,156 377,737 236,637 289,839
Our capital expenditures

for fiscal 2025,

2024 and 2023, are

discussed under “—Liquidity

and Capital Resources—Cash

flows
from investing activities.”
All of our capital expenditures

for the past three fiscal

years were funded through

internally-generated funds, except

for certain
capital

expenditures

of

POS

devices

and

vaults,

made

by

Connect

which

were

funded

through

the

utilization

of

asset-backed
borrowings.

We

had outstanding capital

commitments as of June

30, 2025, of $0.2

million. In addition

to these capital expenditures,
we expect that

capital spending for fiscal

2026

will include acquisition of

POS devices, vaults,

computer software, computer and office
equipment,

as well

as for

our ATM

infrastructure

and branch

network in

South Africa

.

Acquisition

of these

assets will

be funded
through the use of internally-generated funds and available

facilities.

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

2025 and 2024.
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
Interest Rate Risk
As a result

of our normal borrowing

activities, our operating results

are exposed to fluctuations

in interest rates,

which we manage
primarily through regular

financing activities. Interest

rates in South

Africa have been

trending downwards

in recent quarters and

as
of the date of this Annual Report, are expected to decline by a further 25 basis points in the first quarter of calendar 2026 and stabilize
at that

level for

the remainder

of that

year.

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

as of
June 30, 2025. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the interest rates applicable to the borrowings as of June 30,

2025, are shown. The

selected 1% hypothetical change does

not reflect what could be considered

the best-
or worst-case scenarios.

Table 20 As of June 30, 2025
Annual expected
interest charge

($ ’000)
Hypothetical
change in
interest rates
Impact of
hypothetical
change in
interest rates

($ ’000)
Estimated annual
expected interest
charge after
hypothetical change
in interest rates

($ ’000)
Interest on South Africa borrowings 23,987 1% 2,262 26,249
(1%) (2,262) 21,725
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

-traded price of equity
securities that we hold. As of June 30, 2025, we did not have any equity securities that were exchange-traded and held as available for
sale. Historically, exchange

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

As of June 30, 2025, we did not own any exchange-traded equity securities.

ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA
Our audited

consolidated financial

statements, together

with the

reports

of our independent

registered public

accounting firms,
appear on pages F-1 through F-83 of this Annual Report.

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

Financial Officer

concluded that

our disclosure

controls and

procedures were

not effective

as of

June 30,

2025, due

to
the material weaknesses in internal control over financial reporting as described below.
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

limitations.

Internal

control

over

financial reporting

is a

process that

involves

human

diligence

and

compliance

and

is
subject

to

lapses

in

judgment and

breakdowns

resulting

from human

failures.

Internal

control over

financial

reporting

also

can

be
circumvented by collusion or improper

management override. Because of such

limitations, there is a risk that

material misstatements
may not

be prevented

or detected

on a

timely basis

by internal

control over

financial reporting.

However,

these inherent

limitations
are known features of the financial reporting

process. Therefore, it is possible to design safeguards into the process to reduce, though
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

(2013) issued by the
Committee

of Sponsoring

Organizations

of the

Treadway

Commission

(COSO). Based

on this

evaluation

and as

described

below,
management concluded that our internal control over financial reporting was not effective as of June 30, 2025.

As permitted by

the rules of

the SEC, management

has excluded Adumo

and Recharger

from its evaluation

for the year

ended
June 30, 2025, the year of acquisition. As of June 30, 2025, Adumo and Recharger’s total assets represented approximately 7% of our consolidated total

assets and approximately

13% of consolidated

total current

assets. Their total

revenues constituted

approximately
8% of our consolidated revenue

and their operating income constituted

approximately 11% of our

consolidated operating loss for the
year ended June 30, 2025.
A material

weakness is

a deficiency,

or a

combination of

deficiencies, in

internal control

over financial

reporting, such

that a
reasonable

possibility

exists that

a

material

misstatement

of

our

annual

or

interim

financial statements

would

not

be

prevented

or
detected on a timely basis.
As of June 30, 2025, we identified material weaknesses related to:
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

of
information used;
●
Our

revenue

recognition

process

relating

to

prepaid

airtime

sold

and

processing

fees

relating

to

certain

agreements,
specifically insufficient risk assessment and ineffective design and implementation of controls related to our judgement over
revenue recognized either as principal versus as agent resulting in ineffective process level controls.;
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

Lesaka’s independent registered public accounting

firm, KPMG Inc, who audited the consolidated financial statements included in this Annual

Report, has expressed

an adverse report

on the operating

effectiveness of our

internal control over

financial reporting
as of June 30, 2025, which appears in Part II, Item 9 of this Annual Report.
Remediation of Newly Identified Material Weaknesses
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
processes

including

controls

over

service

organizations,

ITGCs,

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
Remediation of Previously Identified Material Weaknesses
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

there were no changes

in our internal control over

financial reporting during the

quarter ended June
30, 2025, that

have materially affected,

or are reasonably

likely to materially

affect, our

internal control over

financial reporting.

As
stated,

management

has

excluded

Adumo and

Recharger

from

its evaluation

of the

effectiveness

of

internal control

over

financial
reporting for

the year

ended June

30, 2025,

the year of

acquisition, however

continues to

evaluate Adumo

and Recharger’s

internal
control

over

financial

reporting

(refer

to

Item

1A—“Risk

Factors—Failure

to

maintain

effective

internal

control

over

financial
reporting in accordance with Section 404 of the Sarbanes-Oxley Act).

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
To the shareholders

and Board of Directors of Lesaka Technologies,

Inc.
Opinion on Internal Control Over Financial Reporting

We have audited

Lesaka Technologies, Inc.

and subsidiaries’ (the Company) internal control over financial reporting as of

June
30, 2025,

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

2025, based

on criteria

established

in
Internal Control

– Integrated

Framework (2013)

issued by

the Committee

of
Sponsoring Organizations of the Treadway

Commission.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting Oversight

Board (United

States)
(PCAOB),

the

consolidated

balance

sheets

of

the

Company

as

of

June

30,

2025

and

2024,

the

related

consolidated

statements

of
operations, comprehensive loss or

income, changes in equity,

and cash flows for

each of the years in the

two-year period ended June
30, 2025, and

the related notes

(collectively, the consolidated financial statements), and

our report dated

September 29, 2025

expressed
an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that

a material misstatement of the

company’s annual

or interim financial statements will

not be prevented
or detected on a timely basis. Material weaknesses related to risk assessment, sufficient experienced and trained resources, design and implementation

of

control

activities,

information

and

communication,

and

monitoring

have

been

identified

and

included

in
management’s

assessment.

The

material

weaknesses

were

considered

in

determining

the

nature,

timing,

and

extent

of

audit

tests
applied

in our

audit of

the 2025

consolidated financial

statements, and

this report

does not

affect

our report

on those

consolidated
financial statements.
The Company acquired the Adumo (RF) Proprietary Limited,

Recharger Proprietary Limited, Master Fuel Software and Support
Proprietary

Limited

and

Genisus

Risk

Proprietary

Limited

(the

“Acquisitions”)

during

2025,

and

management

excluded

from

its
assessment

of

the

effectiveness

of

the

Company’s

internal

control

over

financial

reporting

as

of

June

30,

2025,

the

Acquisitions’
internal

control

over

financial

reporting

associated

with

total

assets

of

$22,840

thousand

and

total

revenues

of

$51,651

thousand
included in

the consolidated

financial statements

of the

Company as

of and

for the

year ended

June 30,

2025. Our

audit of

internal
control over

financial reporting

of the

Company

also excluded

an evaluation

of the

internal control

over financial

reporting

of the
Acquisitions.
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
/s/ KPMG Inc.
Johannesburg, Republic of South Africa
September 29, 2025

ITEM 9B.

OTHER INFORMATION
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities

Exchange Act of 1934 (the “Exchange Act”),
may from time to time

enter into plans for the

purchase or sale of our

common stock that are

intended to satisfy the affirmative defense
conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2025, no officers or directors, as defined in

Rule
16a-1(f),
adopted
,
modified
,

or
terminated

a

“Rule

10b5-1
trading

arrangement”

or

a

“non-Rule

10b5-1

trading

arrangement,”

as
defined in Item 408 of Regulation S-K.
ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT
INSPECTIONS
Not applicable.

PART

III
ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE
Information

about

our

executive

officers

is

set

out

in

Part

I,

Item

1

under

the

caption

“Our

Executive

Officers.”

The

other
information required

by this

Item is incorporated

by reference

to the

sections of

our definitive

proxy statement

for our

2025 annual
meeting of shareholders entitled “Board of Directors and Corporate

Governance” and “Additional Information.”
ITEM 11.

EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2025
annual meeting of shareholders entitled

“Executive Compensation,” “Board of

Directors and Corporate Governance—Compensation
of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”
ITEM 12.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER

MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2025
annual

meeting

of

shareholders

entitled

“Security

Ownership

of

Certain

Beneficial

Owners

and

Management”

and

“Equity
Compensation Plan Information.”
ITEM 13.

CERTAIN

RELATIONSHIPS

AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2025
annual

meeting

of

shareholders

entitled

“Certain

Relationships

and

Related

Transactions”

and

“Board

of

Directors

and

Corporate
Governance.”
ITEM 14.

PRINCIPAL ACCOUNTANT

FEES AND SERVICES
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2025
annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART

IV
ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

a)

The following documents are filed as part of this report
1. Financial Statements

The following financial statements are included on pages F-1 through F-83.
Report of the Independent Registered Public Accounting Firm

–
KPMG, Inc.

(PCAOB Firm ID
1025
)
F-2
Report of the Independent Registered Public Accounting Firm

–
Deloitte & Touche

(South Africa) (PCAOB
Firm ID 0
1130
)
F-4
Consolidated balance sheets as of June 30, 2025 and 2024
F-5
Consolidated statements of operations for the years ended June 30, 2025,

2024 and 2023
F-6
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2025, 2024 and 2023
F-7
Consolidated statements of changes in equity for the years ended June 30, 2025, 2024 and 2023
F-8
Consolidated statements of cash flows for the years ended June 30, 2025, 2024 and 2023
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
2.3
First Addendum to Sale and Purchase Agreement,
dated
October 1, 2024, between Lesaka Technologies
Proprietary
Limited; Lesaka Technologies, Inc. and
the parties listed in
Annexure A
8-K 2.2 October 1, 2025
2.4
Transaction Implementation Agreement, dated June
26, 2025, entered into between the parties listed in
Annexure A and the parties listed in Annexure B and
Lesaka Technologies Proprietary Limited and Zero
Research Proprietary Limited and Bank Zero Mutual
Bank and Naught Holdings Ltd.
8-K 2.1 June 26, 2025
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
10-K 10.4 September 11, 2024
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
10.11*
Restrictive Covenants Agreement, effective February
5, 2021, between Net1 Applied Technologies South
Africa Proprietary Limited and Lincoln Mali
8-K 10.2 February 11, 2021
10.12*
Contract of Employment, dated as of December 9,
2021, between Net1 Applied Technologies South
Africa (Pty) Ltd and Naeem Kola
8-K 10.1 December 10, 2021

10.13*
Restrictive Covenants Agreement, dated as of
December 9, 2021, between Net1 Applied
Technologies South Africa (Pty) Ltd and Naeem Kola
8-K 10.2 December 10, 2021

10.14*
Employment Agreement, dated as of December 9,
2021, between Net 1 UEPS Technologies, Inc. and
Naeem Kola
8-K 10.3 December 10, 2021

10.15*
Restrictive Covenants Agreement, dated as of
December 9, 2021, between Net 1 UEPS
Technologies, Inc. and Naeem Kola
8-K 10.4 December 10, 2021
10.16*
Employment Agreement, dated as of February 8,
2023, between Lesaka Technologies, Inc. and Steven
John Heilbron
10-Q 10.52 May 9, 2023
10.17*
Restrictive Covenants Agreement, dated as of
February 8, 2023, between Lesaka Technologies, Inc.
and Steven John Heilbron

10-Q 10.53 May 9, 2023
10.18*
Contract of Employment, dated as of October 1,
2024,
between Lesaka Technologies (Pty) Ltd and
Daniel Luke
Smith
10-Q 10.53 May 7, 2025
10.19*
Restrictive Covenants Agreement, dated as of October
1,
2024, between Lesaka Technologies (Pty) Ltd and
Daniel
Luke Smith
10-Q 10.54 May 7, 2025
10.20*
Employment Agreement, dated as of October 1, 2024,
between Lesaka Technologies, Inc. and Daniel Luke
Smith
10-Q 10.55 May 7, 2025
10.21*
Restrictive Covenants Agreement, dated as of October
1,
2024, between Lesaka Technologies, Inc. and
Daniel Luke Smith
10-Q 10.56 May 7, 2025
10.22
Policy Agreement, dated April 11, 2016, among the
Company and the IFC Investors
8-K 10.32 April 12, 2016

10.23
Amended & Restated Policy Agreement, dated
October 28,
2024, among Lesaka Technologies, Inc.
and the IFC
Investors
10-Q 10.43 February 5, 2025
10.24
Cooperation Agreement, dated May 13, 2020, by and
between Net 1 UEPS Technologies, Inc. and VCP
(Proprietary) Limited
8-K 10.1 May 14, 2020
10.25
Amendment No. 1 to Cooperation Agreement, dated
December 9, 2020, by and between Net 1 UEPS
Technologies, Inc. and Value Capital Partners (Pty)
Ltd
8-K 10.1 December 10, 2020
10.26
Amendment No. 2 to Cooperation Agreement, dated
March 22, 2022, by and between Net 1 UEPS
Technologies, Inc. and Value Capital Partners (Pty)
Ltd
10-K 10.32 September 9, 2022
10.27
Securities Purchase Agreement, dated March 22, 2022,
among Net1 UEPS Technologies, Inc., Net1 Applied
Technologies South Africa Proprietary Limited and
Value Capital Partners Proprietary Limited
10-Q 10.58 May 10, 2022
10.28
Amendment No. 1 to Securities Purchase Agreement
dated March 16, 2023, among Lesaka Technologies,
Inc. (formerly Net1 UEPS Technologies, Inc.), Lesaka
Technologies Proprietary Limited (formerly Net1
Applied Technologies South Africa Proprietary
Limited) and Value Capital Partners Proprietary
Limited
8-K 10.3 March 22, 2023
10.29
Sale of Shares Agreement dated October 1, 2024,
between
Lesaka Technologies Proprietary Limited and
Crossfin
Holdings Proprietary Limited
8-K 10.40 October 1, 2024
10.30
Trust Deed of the Lesaka Employee Share Trust
entered
into between Lesaka Technologies, Inc. and
Nomaxabiso
Norma Teyise and Zwelethu Masinga
14A A October 2, 2024
10.31
Relationship Agreement between Lesaka
Technologies,
Inc. and the Trustees for the time being
of the Lesaka
Employee Share Trust
14A B October 2, 2024
10.32
Common Terms Agreement Senior Term Loan,
Revolving
Loan and Working Capital Facilities and
Lesaka
Technologies Proprietary Limited (as
Term/RCF Borrower)
and FirstRand Bank Limited
(acting through its Rand
Merchant Bank division) (as
Facility Agent) and Bowwood
and Main No 408 (RF)
Proprietary Limited (as Debt
Guarantor) dated
February 27, 2025
10-Q 10.46 May 7, 2025
10.33
Senior Term Facility A Agreement between Lesaka
Applied Technologies Proprietary Limited (as
Term/RCF
Borrower) and The Persons Listed in
Annexure A (as
Original Senior Term Facility A
Lenders) and FirstRand
Bank Limited (acting through
its Rand Merchant Bank
Division) (as Facility Agent)
dated February 27, 2025
10-Q 10.47 May 7, 2025
10.34
Senior Term Facility B Agreement between Lesaka
Applied
Technologies Proprietary Limited (as
Term/RCF Borrower)
and The Persons Listed in
Annexure A (as Original Senior
Term Facility B
Lenders) and FirstRand Bank Limited
(acting through
its Rand Merchant Bank Division) (as
Facility Agent)
dated February 27, 2025
10-Q 10.48 May 7, 2025

10.35
Senior RCF Agreement between Lesaka Applied
Technologies Proprietary Limited (as Term/RCF
Borrower)
and The Persons Listed in Annexure A (as
Original Senior
RCF Lenders) and FirstRand Bank
Limited (acting through
its Rand Merchant Bank
Division) (as Facility Agent) dated
February 27, 2025
10-Q 10.49 May 7, 2025
10.36
Pledge and Cession in Security Agreement between
Lesaka
Technologies, Inc. (as Cedent) and Lesaka
Technologies
Proprietary Limited (as Obligors' agent
and Term/RCF
Borrower) and Bowwood and Main No
408 (RF)
Proprietary Limited (as Debt Guarantor) and
FirstRand
Bank Limited (acting through its Rand
Merchant Bank
Division) (as Facility Agent) dated
February 27, 2025
10-Q 10.50 May 7, 2025
10.37
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
10-Q 10.51 May 7, 2025
10.38
General Banking Facility Agreement dated February
27,
2025 between Lesaka Technologies (Proprietary)
Limited
and FirstRand Bank Limited (acting through
its Rand
Merchant Bank division)
10-Q 10.52 May 7, 2025
10.39
Facility Letter between Nedbank Limited and Net1
Applied Technologies South Africa Limited and
certain of its subsidiaries dated as of December 13,
2013 and First Addendum thereto dated as of
December 18, 2013
8-K 10.27 December 19, 2013
10.40
Letter from Nedbank Limited to Net1 Applied
Technologies South Africa Proprietary Limited and
certain of its subsidiaries, dated December 7, 2016
8-K 10.50 December 9, 2016
10.41
Revolving Credit Facility Agreement, dated
November 29, 2022, between Cash Connect Capital
Proprietary Limited, the Parties Listed in Part I of
Schedule 1 (the Original Guarantors) and FirstRand
Bank Limited (acting through its Rand Merchant Bank
division) (as Lender)
8-K 10.1 December 5, 2022
10.42
Senior Facility E Agreement, dated September 26,
2018, among Net1 Applied Technologies South Africa
Proprietary Limited, FirstRand Bank Limited (acting
through its Rand Merchant Bank division), as lender,
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division), as agent
8-K 10.96 October 2, 2018
10.43
Letter of Amendment, dated August 2, 2021, among
Net1 Applied Technologies South Africa Proprietary
Limited and FirstRand Bank Limited (acting through
its Rand Merchant Bank division), as lender, related to
the amendment to the Senior Facility E Agreement
8-K 10.1 August 2, 2021
10.44
Letter of Amendment, dated January 22, 2024, among
Lesaka Proprietary Limited and FirstRand Bank
Limited (acting through its Rand Merchant Bank
division), as lender, related to the amendment to the
Senior Facility E Agreement
8-K 10.1 January 23, 2024

10.45
Fifth Amendment and Restatement Agreement, dated
March 16, 2023, between Lesaka Technologies
Proprietary Limited (as borrower), and FirstRand Bank
Limited (acting through its Rand Merchant Bank
division) (as lender), and FirstRand Bank Limited
(acting through its Rand Merchant Bank division) (as
facility agent)
8-K 10.1 March 22, 2023
10.46
Amendment and Restatement Agreement, dated
November 24, 2023, between Lesaka Technologies
Proprietary Limited (as borrower), and FirstRand Bank
Limited (acting through its Rand Merchant Bank
division) (as lender), and FirstRand Bank Limited
(acting through its Rand Merchant Bank division) (as
facility agent)
8-K 10.1 December 1, 2023
10.47
First Amendment and Restatement Agreement, dated
March 22, 2023, between Cash Connect Management
Solutions Proprietary Limited (as borrower), arranged
by FirstRand Bank Limited (acting through its Rand
Merchant Bank division) (as mandated lead arranger),
and FirstRand Bank Limited (acting through its Rand
Merchant Bank division) (as facility agent)
8-K 10.2 March 22, 2023
10.48
Third Addendum to Facility Letter no.:
LM/CCMS/01/2021
between FirstRand Bank Ltd,
Cash Connect Management
Solutions (Pty) Ltd, Main
Street 1723 (Pty) Ltd, Cash
Connect Rentals (Pty) Ltd;
and K2020 Connect (Pty) Ltd
dated October 29, 2024
10-Q 10.41 November 6, 2024
10.49
Facility Letter dated September 30, 2024 between
Lesaka
Technologies (Proprietary) Limited and
FirstRand Bank
Limited (acting through its Rand
Merchant Bank division)
8-K 10.1 October 1, 2024
10.50
First Addendum to the Facility Letter dated December
10,
2024 between Lesaka Technologies (Proprietary)
Limited
and FirstRand Bank Limited (acting through
its Rand
Merchant Bank division)
8-K 10.1 December 10, 2024
14
Code of Ethics
X
19
Insider Trading Policy
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

Date: September 29, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the
following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME TITLE DATE

/s/ Kuben Pillay Lead Independent Director and Director September 29, 2025
Kuben Pillay

/s/ Ali Mazanderani
Executive Chairman and Director (Principal Executive
Officer) September 29, 2025
Ali Mazanderani
/s/ Dan L. Smith
Group Chief Financial Officer and Director (Principal
Financial and Accounting Officer) September 29, 2025
Dan L. Smith

/s/ Antony C. Ball Director September 29, 2025
Antony C. Ball
/s/ Nonkululeko N. Gobodo Director September 29, 2025
Nonkululeko N. Gobodo
/s/ Naeem E. Kola Director September 29, 2025
Naeem E. Kola
/s/ Steven J. Heilbron Director September 29, 2025
Steven J. Heilbron
/s/ Lincoln C. Mali Director September 29, 2025
Lincoln C. Mali
/s/ Sharron Venessa

Naidoo
Director September 29, 2025
Sharron Venessa

Naidoo
/s/ Ekta Singh-Bushell Director September 29, 2025
Ekta Singh-Bushell
/s/ Dean Sparrow Director September 29, 2025
Dean Sparrow

LESAKA TECHNOLOGIES, INC.
LIST OF CONSOLIDATED

FINANCIAL STATEMENTS
Report of the Independent Registered Public Accounting Firm – KPMG Inc.
F-2
Report of the Independent Registered Public Accounting Firm

– Deloitte & Touche (South

Africa)
F-4
Consolidated balance sheets as of June 30, 2025 and 2024
F-5
Consolidated statements of operations for the years ended June 30, 2025, 2024 and 2023
F-6
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2025, 2024 and 2023
F-7
Consolidated statements of changes in equity for the years ended June 30, 2025, 2024 and 2023
F-8
Consolidated statements of cash flows for the years ended June 30, 2025, 2024 and 2023
F-11
Notes to the consolidated financial statements
F-12

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
To the shareholders

and Board of Directors of Lesaka Technologies,

Inc.
Opinion on the Consolidated Financial Statements
We

have audited

the accompanying

consolidated balance

sheets of

Lesaka Technologies,

Inc. and subsidiaries

(the Company)
as of June 30, 2025 and 2024,

the related consolidated statements of operations, comprehensive loss or income, changes in equity, and
cash

flows

for

each of

the years

in

the

two-year

period

ended

June

30,

2025,

and

the related

notes

(collectively,

the consolidated
financial statements). In our opinion, the consolidated

financial statements present fairly, in all material respects, the financial position
of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We

also have

audited, in

accordance with

the standards

of the

Public Company

Accounting

Oversight Board

(United States)
(PCAOB), the Company’s internal

control over financial

reporting as of

June 30, 2025,

based on criteria

established in
Internal Control
– Integrated Framework

(2013)

issued by the Committee

of Sponsoring Organizations

of the Treadway

Commission, and our report
dated September 29,

2025 expressed

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

current period

audit of

the
consolidated

financial
statements

that

were

communicated

or

required

to

be

communicated

to

the

audit

committee

and

that:

(1)

relate

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
Assessment of goodwill impairment test for certain reporting units

As discussed in Notes 2 and 10

to the consolidated financial statements,

the Company recorded goodwill

of $199,395 thousand
as of June 30, 2025.

The Company tests for impairment

of goodwill on an annual

basis and at any

other time if events

or circumstances
change

that could

trigger an

impairment

test. The

Company uses

a discounted

cash flow

model to

estimate the

fair value

for each
reporting

unit,

which

requires

the

Company

to

make

significant

estimates

and

certain

assumptions

related

to

the

reporting

units’
revenue growth rates, terminal revenue growth rates, forecast period for certain reporting units and weighted average cost of capital.

We

identified the

assessment of

the Company’s

goodwill impairment

test for

certain reporting

units as

a critical

audit matter.
Subjective

auditor

judgement

and

specialized

skills

and

knowledge

were

required

to

evaluate

certain

assumptions

used

in

the
discounted

cashflow

model.

Specifically,

reporting

units’ revenue

growth

rates,

terminal revenue

growth

rates, forecast

period

for
certain reporting units and

the weighted average cost of capital.

Changes in these assumptions

could have a significant impact

on the
fair value of the reporting units.

The following are the primary procedures we performed to address this critical audit matter:

•
We

evaluated

the

revenue

growth

rates

by

comparing

the

revenue

growth

rates

against

historic

performance,

approved
budgets and challenged management on the expected future performance based on reporting unit specific factors.

•
We performed sensitivity analyses over revenue growth rates and the forecast period of certain reporting

units to assess their
impact on the Company’s determination

of the fair values in respect to the reporting units.

•
We involved

valuation professionals with specialized skills and knowledge who assisted in:

o
independently recalculating

the terminal revenue

growth rates for the

reporting units considering

industry,

product
and country specific information;
o
evaluating the weighted average cost of capital, by developing an independent estimate of weighted average cost of capital range and

comparing it to

the weighted average

cost of capital

selected by the

Company for each

reporting
unit; and
o
performing a sensitivity

and scenario type

analysis on terminal

revenue growth rates

and weighted average

cost of
capital to assess the impact of changes in those

assumptions on the Company’s

determination of fair value for each
reporting unit.
Assessment of certain intangibles assets acquired through business combinations
As

discussed

in

Notes

2,

3

and

10

to

the

consolidated

financial

statements,

the

Company,

through

its

subsidiary,

Lesaka
Technologies

Proprietary Limited, acquired 100%

of the equity interests of Adumo

(RF) Proprietary Limited (“Adumo”)

on October
1, 2024 and Recharger Proprietary

Limited (“Recharger”) on March 3,

2025, respectively. As a result of

the transactions, the Company
recognized

intangible

assets,

such

as

brands

of

$3,623

thousand

which

related

to

Adumo,

and

customer

relationships

of

$11,185
thousand and $15,010 thousand related to Adumo and Recharger,

respectively. The fair values of

the brands were estimated based on
a relief

from royalty

approach, which

included assumptions

such as

useful lives

and the

weighted average

cost of

capital. The

fair
values

of

the

customer

relationships

were

estimated

based

on

a

multi-periods

excess

earnings

method,

which

included

certain
assumptions such as expected future revenues, useful lives, and weighted average costs of capital.
We

identified

the

assessment

of

the

fair

value

of

the

brands

and

customer

relationships

acquired

through

the

Adumo

and
Recharger business

combinations as

a critical

audit matter.

A high

degree of

auditor judgement

was required

to assess the

expected
future revenues used to estimate the fair value of the

customer relationships; and the useful lives and weighted average costs of capital
used to estimate the fair value of the brands

and customer relationships. Changes in these assumptions

could have a significant effect
on the fair value of the intangible assets.
The following are the primary procedures we performed to address this critical audit matter:
•
We performed sensitivity analyses over expected

future revenues, useful lives

and weighted average

costs of capital

to assess
their

impact

on

the

Company’s

determination

of

the

fair

values

of

the

respective

intangible

assets

acquired

through

the
business combination.
•
We
involved valuation professionals with specialized skills and knowledge who assisted in evaluating the:
o
estimated useful lives for brands by comparing them to observable useful lives in similar transactions;
o
estimated useful

lives for customer

relationships by

developing independent

estimated useful

lives and comparing
them to the useful lives selected by the Company; and
o
weighted average costs of capital

used by developing an independent estimated

of a weighted average cost

of capital
range and comparing this range to the weighted average costs of capital selected by the Company.
/s/ KPMG Inc.
We have served

as the Company’s auditor since 2024.
Johannesburg, Republic of South Africa
September 29, 2025

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
To the shareholders

and the Board of Directors of Lesaka Technologies,

Inc.
Opinion on the Financial Statements
We have audited the accompanying

consolidated statements of operations, comprehensive (loss) income, changes in equity,

and
cash

flows,

for

the

year

ended

June

30,

2023,

and

the

related

notes

(collectively

referred

to

as the

“financial

statements”).

In

our
opinion, the 2023 financial statements present fairly, in all material respects, the results of its operations and its cash

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
with the

U.S. federal

securities laws

and

the applicable

rules and

regulations

of the

Securities and

Exchange

Commission

and

the
PCAOB.
We conducted

our audit in accordance with

the standards of the PCAOB. Those

standards require that we plan

and perform the
audit to obtain reasonable assurance about whether

the financial statements are free of material misstatement, whether due to error or
fraud. Our audit included performing

procedures to assess the risks of

material misstatement of the financial

statements, whether due
to error or fraud, and

performing procedures that respond to those risks.

Such procedures included examining, on a

test basis, evidence
regarding the

amounts and disclosures

in the financial

statements. Our audit

also included evaluating

the accounting principles

used
and significant estimates made by

management, as well as evaluating

the overall presentation of the financial

statements. We

believe
that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche
Deloitte & Touche
Registered Auditors
Johannesburg, South Africa
September 12, 2023 (September 29, 2025 as to Notes 10, 16 and 21)
We began serving

as the Company's auditor in 2004. In 2023 we became the predecessor auditor.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2025 and 2024

June 30, June 30,
2025 2024 (A)
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
76,520
$
59,065
Restricted cash related to ATM funding

and short-term credit facilities (Note 12)
119
6,853
Accounts receivable, net and other receivables (Note 4)
42,525
36,667
Finance loans receivable, net (Note 4)
74,110
44,058
Inventory (Note 5)
23,551
18,226
Total current assets before settlement assets
216,825
164,869
Settlement assets
27,098
22,827
Total current assets
243,923
187,696
PROPERTY,

PLANT AND EQUIPMENT, NET (Note 7)
44,924
31,936
OPERATING LEASE RIGHT-OF-USE (Note 8)
9,691
7,280
EQUITY-ACCOUNTED INVESTMENTS

(Note 9)
199
206
GOODWILL (Note 10)
199,395
138,551
INTANGIBLE ASSETS, NET (Note 10)
139,215
111,353
DEFERRED TAX ASSETS, NET
12,554
3,446
OTHER LONG-TERM ASSETS, including equity securities (Note 9 and 11)
3,809
77,982
TOTAL ASSETS
653,710
558,450
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities for ATM funding (Note 12)
-
6,737
Short-term credit facilities (Note 12)
24,469
9,351
Accounts payable
19,867
16,674
Other payables (Note 13)
72,079
56,051
Operating lease liability - current (Note 8)
4,007
2,343
Current portion of long-term borrowings (Note 12)
11,956
15,719
Income taxes payable
1,400
654
Total current liabilities before settlement obligations
133,778
107,529
Settlement obligations
26,695
22,358
Total current liabilities
160,473
129,887
DEFERRED TAX LIABILITIES, NET
33,921
38,128
OPERATING LEASE LIABILITY - LONG TERM (Note 8)
6,129
5,087
LONG-TERM BORROWINGS (Note 12)
188,813
127,467
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 11)
2,991
2,595
TOTAL LIABILITIES
392,327
303,164
REDEEMABLE COMMON STOCK (Note 14)
88,957
79,429
EQUITY
COMMON STOCK (Note 14)
Authorized:
200,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury - 2025:
81,249,097
; 2024:
64,272,243
103
83
PREFERRED STOCK
Authorized shares:
50,000,000

with $
0.001

par value;
Issued and outstanding shares, net of treasury:

2025:
-

; 2024:
-
- -
ADDITIONAL PAID-IN-CAPITAL
426,950
343,639
TREASURY SHARES, AT

COST: 2025:
29,934,044
; 2024:
25,563,808
(298,523)
(289,733)
ACCUMULATED OTHER

COMPREHENSIVE LOSS (Note 15)
(185,664)
(188,355)
RETAINED EARNINGS
222,719
310,223
TOTAL LESAKA EQUITY
165,585
175,857
NON-CONTROLLING INTEREST
6,841
-
TOTAL EQUITY
172,426
175,857
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
653,710
$
558,450
(A) – The Company reclassified an amount of $
11,841

from long-term borrowings to current portion of long-term borrowings, refer to Note 1.
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF OPERATIONS
for the years ended June 30, 2025, 2024 and 2023

2025 2024 2023
(In thousands, except per share data)
REVENUE (Note 16) $
659,701
$
564,222
$
527,971
Services rendered
613,201
529,818
486,800
Loan-based fees received
37,344
29,948
25,308
Sale of goods
9,157
4,456
15,863
EXPENSE
Cost of goods sold, IT processing, servicing and support, exclusive of depreciation and amortization shown separately below
486,546
442,673
417,544
Selling, general and administration, exclusive of depreciation and amortization shown separately below
(A)
131,512
91,969
95,050
Depreciation and amortization
33,721
23,665
23,685
Transaction costs related to Adumo, Recharger and Bank Zero acquisitions and certain compensation costs (Note 3)
(A)
16,159
2,325
-
Impairment loss (Note 10)
18,863
-
7,039
OPERATING (LOSS) INCOME
(27,100)
3,590
(15,347)
CHANGE IN FAIR VALUE

OF EQUITY SECURITIES (Note 6 and 9)
(59,828)
-
-
LOSS ON DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT (Note 9)
161
-
205
REVERSAL OF ALLOWANCE FOR

DOUBTFUL EMI DEBT RECEIVABLE

(Note 9)
-
250
-
INTEREST INCOME
2,596
2,294
1,853
INTEREST EXPENSE
21,453
18,932
18,567
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE
(105,946)
(12,798)
(32,266)
INCOME TAX (BENEFIT) EXPENSE (Note 18)
(18,198)
3,363
(2,309)
LOSS BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS
(87,748)
(16,161)
(29,957)
EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 9)
114
(1,279)
(5,117)
NET LOSS FROM CONTINUING OPERATIONS
(87,634)
(17,440)
(35,074)
ADD NET LOSS ATTRIBUTABLE

TO NON-CONTROLLING INTEREST
130
-
-
NET LOSS ATTRIBUTABLE

TO LESAKA
$
(87,504)
$
(17,440)
$
(35,074)
Net loss per share, in United States dollars (Note 19):
Basic loss attributable to Lesaka shareholders $
(1.14)
$
(0.27)
$
(0.56)
Diluted loss attributable to Lesaka shareholders $
(1.14)
$
(0.27)
$
(0.56)
(A) – Recharger transactions costs for the year ended June 30, 2024, of $
0.03

million have been reallocated from Selling, general and administration to Transaction costs related to Adumo, Recharger and Bank Zero acquisitions and certain compensation costs in the consolidated statement operations, refer to Note 3.
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE (LOSS) INCOME
for the years ended June 30, 2025, 2024 and 2023

2025 2024 2023
(In thousands)
Net loss $
(87,634)
$
(17,440)
$
(35,074)
Other comprehensive income (loss), net of taxes:
Movement in foreign currency translation reserve
2,502
6,291
(31,183)
Movement in foreign currency translation reserve related to equity-accounted investments (Note 15)
-
489
3,935
Release of foreign currency translation reserve related to disposal of Finbond equity
securities (Note 9 and Note 15)
-
1,543
362
Release of foreign currency translation reserve related to liquidation of subsidiaries
(Note 15)
6
(952)
-
Total other comprehensive

income (loss), net of taxes
2,508
7,371
(26,886)
Comprehensive loss
(85,126)
(10,069)
(61,960)
Add comprehensive income attributable to non-
controlling interest
313
-
-
Comprehensive loss attributable to Lesaka $
(84,813)
$
(10,069)
$
(61,960)
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
Shares issued (Note 17)
206,239
-
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
$
79,429

LESAKA TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2024 (dollar amounts in thousands)

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1,

2023
88,884,532
$
83
(25,244,286)
$
(288,238)
63,640,246
$
335,696
$
327,663
$
(195,726)
$
179,478
$
-
$
179,478
$
79,429
Treasury shares repurchased
(319,522)
(1,495)
(319,522)
-
(1,495)
(1,495)
Shares issued (Note 17)
194,454
194,454
-
-
-
Restricted stock granted
1,002,241
1,002,241
-
-
-
Exercise of stock options
54,287
54,287
165
165
165
Stock-based compensation charge (Note
17)
8,045
8,045
8,045
Reversal of stock-based compensation
charge (Note 17)
(299,463)
(299,463)
(134)
(134)
(134)
Stock-based compensation charge
related to equity-accounted investment
(Note 9)
(133)
(133)
(133)
Net loss
(17,440)
(17,440)
-
(17,440)
Other comprehensive income (Note 15)
7,371
7,371
-
7,371
Balance – June 30, 2024
89,836,051
$
83
(25,563,808)
$
(289,733)
64,272,243
$
343,639
$
310,223
$
(188,355)
$
175,857
$
-
$
175,857
$
79,429

LESAKA TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2025 (dollar amounts in thousands)

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1,

2024
89,836,051
$
83
(25,563,808)
$
(289,733)
64,272,243
$
343,639
$
310,223
$
(188,355)
$
175,857
$
-
$
175,857
$
79,429
Treasury shares repurchased
(5,462,597)
(13,660)
(5,462,597)
-
(13,660)
(13,660)
Shares issued (Note 14 and Note 17)
19,960,181
19
19,960,181
73,237
73,256
73,256
9,528
Gain recognized related to issue of
shares included in treasury shares (Note
3)
1,092,361
4,870
1,092,361
408
5,278
-
5,278
Restricted stock granted
1,499,610
1,499,610
-
-
-
Exercise of stock options
38,011
1
38,011
116
117
117
Stock-based compensation charge (Note
17)
9,639
9,639
9,639
Reversal of stock-based compensation
charge (Note 17)
(150,712)
(150,712)
(89)
(89)
(89)
Stock-based compensation charge
related to equity-accounted investment
(Note 9)
-
-
-
Adumo non-controlling interest
acquired (Note 3) -
7,586
7,586
Net loss
(87,504)
(87,504)
(130)
(87,634)
Dividends paid to non-controlling
interests
-
(432)
(432)
Other comprehensive income (Note 15)
2,691
2,691
(183)
2,508
Balance – June 30, 2025
111,183,141
$
103
(29,934,044)
$
(298,523)
81,249,097
$
426,950
$
222,719
$
(185,664)
$
165,585
$
6,841
$
172,426
$
88,957
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT

OF CASHFLOWS
for the years ended June 30, 2025, 2024 and 2023

2025 2024 2023
(In thousands)
Cash flows from operating activities
Net loss $
(87,634)
$
(17,440)
$
(35,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
33,721
23,665
23,685
Impairment loss (Note 10)
18,863
-
7,039
Movement in allowance for credit losses
8,011
5,158
6,495
Fair value adjustment related to financial liabilities
(120)
(853)
(20)
Change in fair value of equity securities (Note 6 and 9)
59,828
-
-
Loss (Profit) on disposal of property, plant and equipment
13
(305)
(468)
Stock-based compensation charge (Note 17)
9,550
7,911
7,309
Loss on disposal of equity-accounted investment (Note 9)
161
-
205
(Earnings) Loss from equity-accounted investments (Note 9)
(114)
1,279
5,117
Movement in allowance for doubtful loans to equity-accounted investments
-
(250)
-
Dividends received from equity-accounted investments
96
95
42
Interest payable
4,723
1,119
5,069
Facility fee amortized (Note 12)
429
443
864
Changes in net working capital
Decrease (Increase) in accounts receivable (Note 20)
1,081
(10,873)
(1,687)
Increase in finance loans receivable (Note 20)
(34,614)
(10,029)
(12,353)
Decrease in inventory
169
9,840
2,172
(Decrease) Increase in accounts payable and other payables
(13,401)
22,141
1,705
Deferred consideration due to seller of Recharger included in accounts payable and other payables (Note 3 and Note 13)
13,586
-
-
Increase (Decrease) in income taxes payable
485
(400)
(800)
Deferred tax expense (benefit)
(23,955)
(2,712)
(8,890)
Net cash (used in) provided by operating activities
(9,122)
28,789
410
Cash flows from investing activities
Capital expenditures
(17,199)
(12,665)
(16,156)
Proceeds from disposal of property, plant and equipment
1,938
1,565
1,497
Acquisition of intangible assets
(3,900)
(294)
(419)
Proceeds from disposal of equity securities (Note 6 and 9)
16,441
-
-
Acquisitions, net of cash acquired (Note 3)
(12,946)
(1,583)
-
Proceeds from disposal of equity-accounted investment (Note 9)
-
3,508
656
Repayment of loans by equity-accounted investments
-
250
112
Loans to equity-accounted investment (Note 9)
-
-
(112)
Net change in settlement assets
4,324
(7,196)
(2,036)
Net cash used in investing activities
(11,342)
(16,415)
(16,458)
Cash flows from financing activities
Proceeds from bank overdraft (Note 12)
98,616
182,990
520,065
Repayment of bank overdraft (Note 12)
(90,309)
(199,642)
(547,271)
Long-term borrowings utilized (Note 12)
190,061
23,728
24,355
Repayment of long-term borrowings (Note 12)
(149,511)
(20,073)
(17,512)
Non-refundable deal origination fees/ guarantee fees (Note 12)
(970)
-
(100)
Acquisition of treasury stock

(13,660)
(1,495)
(1,287)
Proceeds from exercise of stock options
116
165
481
Dividends paid to non-controlling interest
(432)
-
-
Net change in settlement obligations
(4,179)
7,214
2,148
Net cash provided by (used in) financing activities
29,732
(7,113)
(19,121)
Effect of exchange rate changes on cash
1,453
2,025
(10,999)
Net increase (decrease) in cash, cash equivalents and restricted cash
10,721
7,286
(46,168)
Cash, cash equivalents and restricted cash – beginning of period
65,918
58,632
104,800
Cash, cash equivalents and restricted cash – end of period (Note 20) $
76,639
$
65,918
$
58,632
See accompanying notes to consolidated financial statements

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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

for merchants

operating in

formal and

informal markets.

The Company

offers

an integrated

multiproduct platform
that provides transactional

accounts (banking), lending,

insurance, payouts, card

acquiring, cash

management, software and

Alternative
Digital Products (“ADP”). ADP includes the Company’s prepaid solutions and supplier enabled payments. By providing a

full-service
fintech platform in its connected ecosystem, the Company facilitates the digitization of commerce in its markets and participate in the secular shift from cash to digital.
Basis of presentation
The accompanying

consolidated financial

statements include

subsidiaries over

which Lesaka

exercises control

and have

been
prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Revision of Previously Issued Financial Statements
In

April

2025,

the

Company

identified

that

it

had

misclassified

certain

of

its

long-term

borrowings.

The

Company’s

CCC
Revolving Credit Facility was scheduled to be repaid in full on November 2024, at the date of issue of the June 30, 2024 consolidated financial statements,

but this

was extended

a number

of times

and was

ultimately refinanced

in September

2025 (refer

to Note

12).
The

Company

incorrectly

classified

amounts

due

under

its

CCC

Revolving

Credit

Facility

as

long-term

borrowings

instead

of

as
current portion

of long-term borrowings

in its audited

balance sheet as

of June 30,

2024. The table

below presents the

impact of the
revision of the Company’s financial

statements for the year ended June 30, 2024:

Consolidated balance sheet
As of June 30, 2024
As
previously
reported Correction Revised
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
for the years ended June 30, 2025 and 2024 and 2023
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
The primary beneficiary is considered

to be the entity that will absorb a

majority of the entity's expected losses,

receive a majority of
the entity's expected residual returns, or both. The Company has an obligation to absorb the financial losses of the Lesaka ESOP Trust
and also

has the

ability to

control this

trust and

therefore it

has been

consolidated. This

trust does

not generate

significant losses

or
residual returns.
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
for the years ended June 30, 2025 and 2024 and 2023
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
Within the following asset classifications, the expected

economic useful lives are approximately:
Vaults
10

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

30, 2025

and 2024,

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
for the years ended June 30, 2025 and 2024 and 2023
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
Goodwill
Goodwill

represents

the

excess

of

the

purchase

price

of

an

acquired

enterprise

over

the

fair

values

of

the

identifiable

assets
acquired and liabilities assumed based

upon their estimated fair

value at the date

of purchase. The Company

reviews the carrying value
of goodwill annually or more frequently if circumstances indicate impairment has occurred.

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

the fair value

of that reporting

unit, an impairment

loss is recorded

in the statement

of operations.

Measurement of

the
fair value of a reporting unit is based on present value techniques of estimated future cash flows.

Intangible assets
Intangible assets are shown at

cost less accumulated amortization. Intangible assets

are amortized over the following

useful lives:
Customer relationships
1

to
15

years
Software, integrated platform and unpatented technology
3

to
10

years
FTS patent
10

years
Exclusive licenses
7

years
Brands and trademarks
0.5

to
20

years
Intangible assets

are periodically

evaluated for

recoverability,

and those

evaluations take

into account

events or

circumstances
that warrant revised estimates of useful lives or that indicate that impairment exists.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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
2025 and

2024, respectively,

refer to

Note 4.

The Company

uses historical

default experience

over the

lifetime of

debt securities

in
order

to

calculate

a

lifetime loss

rate

for

its held

to

maturity debt

securities.

As of

each of

June 30,

2024,

and

June 30,

2025,

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

prices equity

securities”). Changes

in the fair

value of

the Company’s

cost minus

changes in

observable prices

equity
securities are discussed

in Note 9.

During the Company’s

second and third

quarter of fiscal

2025, the Company

recorded changes in
the

fair

value

of

equity

securities

as

a

result

of

changes

in

market

prices

related

to

its

investment

in

One

MobiKwik

Limited
(“MobiKwik”). During the fourth quarter of fiscal 2025, the Company disposed of its entire interest in MobiKwik and incurred a loss
on disposal.

The changes

in fair

value and

the loss

on disposal

are included

in the

caption change

in fair

value of

equity securities
during the

year ended

June 30,

2025. There

were
no

changes in

the fair

value of

the Company’s

cost minus

changes in

observable
prices equity securities during the years ended June 30, 2024 and 2023, respectively.

The Company performs a qualitative assessment
on a quarterly basis and recognizes an impairment loss if there are sufficient indicators that the fair value of the equity security is less
than its carrying value.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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
for the years ended June 30, 2025 and 2024 and 2023
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
The Company provides

rental and support

services under a

master rental agreement

with customers. Control

of the rental

asset
is transferred through the right of

use on a monthly basis as per

the master rental agreement terms. Customers

are required to pay the
monthly

rental and

support fee

in advance

.

The performance

obligation

for the

service component

is provided

over the

month and
revenue is recognized at the end of the month. The Company recognizes revenue from these activities over time.
The

Company,

as

a

transaction

processor

and

in

the

capacity

of

an

agent,

facilitates

the

delivery

of

ADP

to

its

customers
(including

prepaid

airtime

vouchers,

prepaid

electricity

and

gaming

vouchers)

and

earns

a

commission

once

these

services

are
delivered to the customer.

The Company recognizes revenue from these activities at

a point in time. Revenue from these transactions
fluctuates based on the volume of ADP services distributed.
Customers

serviced

by the

Company’s

Consumer

operating segment

that have

a bank

account managed

by the

Company

are
issued cards that can be utilized to withdraw

funds at an ATM or to transact at a merchant point of sale device

(“POS”). The Company
also earns processing

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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue recognition (continued)
Nature of products and services (continued)
Lending revenue
The Company provides

short-term loans to

customers (consumers) in

South Africa and charges

up-front initiation fees,

interest
and monthly

service fees.

Interest earned

from customers

is recognized

using the

effective interest

rate method,

which requires

the
utilization of the rate of return implicit in the loan, that is, the contractual interest rate adjusted for any net deferred loan initiation fees
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

these customers

up-front initiation

fees or

monthly service

fees. Interest

earned from

customers is

recognized using

the
effective interest

rate method,

which requires

the utilization

of the

rate of

return implicit

in the

loan, that

is, the

contractual interest
rate adjusted

for any net

deferred loan

fees or

costs, premium,

or discount

existing at

the origination

or acquisition

of the

loan. The
interest rate included in the contract with the customer generally changes with changes to benchmark rates of interest set by the South
African Reserve Bank (“SARB”).
Technology

products

The Company supplies hardware and licenses for its customers to use the Company’s technology. Hardware includes the sale of
POS devices, SIM cards and other consumables which

can occur on an ad

hoc basis. The Company recognizes revenue from hardware
at

the

transaction

price

specified

in

the contract

as the

hardware

is delivered

to the

customer.

Licenses

include

the right

to access
certain technology developed by the Company and the associated revenue is recognized ratably over the license period.
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
June 30, 2025,

2024 and 2023, the

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
for the years ended June 30, 2025 and 2024 and 2023
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
27
% for the years ended June 30, 2025, 2024 and 2023 to measure current tax expense
(benefit) and deferred tax expense (benefit) in South Africa. There was a change in the South African enacted tax rate during the year ended June 30,

2023, from
28
% to
27
%. The Company

measured its South African

current tax expense

for the years

ended June 30,
2025

and 2024 and

its South African

deferred tax assets and

liabilities as of

June 30, 2025

and 2024, using

the enacted statutory

tax
rate in South Africa of
27
%.
In establishing the appropriate deferred tax asset valuation allowances, the Company assesses the realizability of its deferred tax assets, and based on all available evidence, both positive

and negative, determines whether it is more likely than not

that the deferred
tax

assets

or

a

portion

thereof

will

be

realized.

The

Company

does

not

consider

future

reversals

of

existing

taxable

temporary
differences associated with indefinite lived assets

where the timing of the

reversal cannot be predicted as

a source of income to

support
deferred tax assets for carryforward that do not expire.
Unrecognized tax

benefits are recorded

in the financial

statements for positions

which are not

considered more likely

than not,
based on

the technical

merits of the

position, of being

sustained upon

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

for services

provided

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
for the years ended June 30, 2025 and 2024 and 2023
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
multiple

segment

measures

of

profit

or

loss,

provides

new

segment

disclosure

requirements

for

entities

with

a

single

reportable
segment, and contains other disclosure requirements. This guidance was effective for the Company beginning July 1, 2024 for its year
ended June 30, 2025, and for interim periods commencing from July 1, 2025 (i.e. for the quarter ended September 30, 2025). Refer to
Note 21.
Recent accounting pronouncements not yet adopted

as of June 30, 2025
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
In

July

2025,

the

FASB

issued

guidance

regarding
Financial

Instruments-Credit

Losses

(Topic

326)

Measurement

of

Credit
Losses for Accounts Receivable and Contract Assets

which amends current guidance to provide a practical

expedient (for all entities)
and an accounting

policy election (for

all entities, other than

public business entities,

that elect the practical

expedient) related to

the
estimation of expected credit

losses for current accounts receivable

and current contract assets that

arise from transactions accounted
for under
Revenue From Contracts With

Customers (Topic

606).
This guidance is effective for

the Company beginning July 1, 2026,
and interim

reporting periods during

that fiscal year.

Early adoption

is permitted. The

Company is currently

assessing the impact

of
this guidance on its financial statements and related disclosures.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS
The Company did not make any acquisitions during the year ended June 30, 2023.

The cash paid, net of cash received related to
the Company’s acquisition during

the years ended June 30, 2025 and 2024, is summarized in the table below:

2025 2024
Total cash paid $
24,161
$
2,248
Less: cash acquired
11,215
665
Total cash paid, net

of cash received
$
12,946
$
1,583
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

Africa, with operations across

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

Adumo operates

across three businesses,

which provide

payment processing

and integrated software

solutions to different

end
markets:
●
The

Adumo

Payments

business

offers

payment

processing,

integrated

payments

and

reconciliation

solutions

to

small-and-
medium (“SME”) merchants

in South Africa,

Namibia and Botswana, and

the Adumo Payouts

business provides card

issuing
program management to

corporate clients

such as Anglo

American and Coca-Cola

(Adumo Payments was

allocated to Merchant
operating segment and Adumo Payouts was allocated to the Consumer operating segment);
●
The Adumo ISV business,

known as GAAP,

has operations in South

Africa, Botswana and

Kenya, and clients in

a number of
other

countries, and

is the

leading

provider of

integrated

point-of-sales

software

and

hardware

to the

hospitality

industry in
Southern Africa, serving clients such as KFC, McDonald’s,

Pizza Hut, Nando’s and Krispy Kreme

(Adumo ISV was allocated
to Merchant operating segment); and

●
The Adumo

Ventures

business offers

online commerce

solutions (Adumo

Online), cloud-based,

multi-channel point-of-sales
solutions

(Humble)

and

an

aggregated

payment

and

credit platform

for

in-store

and

online

commerce

(SwitchPay)

to SME
merchants

and

corporate

clients

in

South

Africa

and

Namibia

(Adumo

Venture

was

allocated

to

the

Merchant

operating
segment).

The total purchase

consideration was ZAR
1.67

billion ($
96.2

million) and comprised

the issuance of
17,279,803

shares of the
Company’s

common stock

(“Consideration Shares”)

with a

value of

$
82.8

million (
17,279,803

multiplied by

$
4.79

per share)

and
cash of $
13.4

million. The purchase consideration was settled through

the combination of the Consideration Shares and a ZAR
232.2
million ($
13.4

million, translated at the prevailing

rate of $1: ZAR
17.3354

as of October 1, 2024)

payment in cash. The Company’s
closing price on

the Johannesburg

Stock Exchange on

October 1, 2024,

was ZAR
83.05

($
4.79

using the October

1, 2024, $1:

ZAR
exchange rate). Certain indirect shareholders of the sellers were investors in Adumo and the Company.

These shareholders ultimately
received

an aggregate

of
1,989,162

shares of

the Company’s

common stock

at a

price of

$
4.79

which was

included in

redeemable
common stock (refer to Note 14).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2025

Acquisitions (continued)
October 2024 acquisition of Adumo (continued)
The closing

of the

transaction was

subject to

customary closing

conditions which

we fulfilled

prior to

closing. The

Company
agreed to file a resale registration statement with the United States Securities and Exchange Commission (“SEC”) covering the resale of the Consideration Shares by the Sellers. The resale registration statement was declared effective by the SEC on December 6, 2024.
The Company incurred

transaction-related expenditures

of $
1.6

million and $
2.3

million during the

years ended June

30, 2025
and

2024,

respectively,

related

to

the

acquisition

of

Adumo.

The

Company’s

accruals

presented

in

Note

13

of

as

June

30,

2025,
includes an accrual

of transaction related

expenditures of $
0.1

million and the

Company does not

expect to incur

any further significant
transaction costs during the 2026

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

months and required

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
This acquisition has

been reported

as part

of the

Company’s Enterprise operating segment

and demonstrates positive

advancement
of the Company’s strategy in its Enterprise operating segment. The Company expects the acquisition to act as an entry point for it into
the South African private utilities space while augmenting Enterprise’s alternative payment offering.

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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2025

Acquisitions (continued)
March 2025 acquisition of Recharger (continued)
The total purchase consideration

was ZAR
294.8

million ($
15.8

million) and comprised the

issuance of the
1,092,361

shares of
the

Company’s

common

stock

with

a

value

of

ZAR
98.3

million

($
5.3

million),

the

settlement

of

the

pre-existing

relationship
shareholder loan of ZAR
43.1

million ($
2.3

million) and cash of ZAR
153.4

million ($
8.2
) million.
The second

and final

tranche is due

on March

3, 2026,

and comprises

a contractual

cash payment

of ZAR
175.0

million ($
9.4
million) and the delivery

of shares of Lesaka’s

common stock with a

contractual value of ZAR
75.0

million ($
4.0

million). Pursuant
to the

Recharger

Purchase Agreement,

payment

of the

second tranche

in March

2026 was

contingent

on Recharger’s

former

chief
executive officer’s ongoing service under the independent contractor agreement until June 30, 2025. The second tranche would not be paid if

he failed

to provide

the requisite

service, except

if failure

to provide

future services

is due

to expiry

of the

contract, mutual
agreement

or death

of the

former chief

executive officer.

The former

chief

executive officer

was also

a director

of the

Seller,

and
signed the Recharger

Purchaser Agreement on behalf

of himself, Recharger

and the Seller.

He also signed an independent

contractor
agreement under which he

is required to

provide post-combination service to Recharger until

March 2026 (but the

vesting of the shares
is only for services to

June 30, 2025). The Company

has determined that as the payment

of the second tranche is

contingent on these
post-combination services, the value of the

second tranche is not

treated as purchase consideration and

rather, under GAAP, represents
compensation for post-combination services.

In late May 2025, an addendum was signed to reduce

the post-combination period from
twelve months to four months (i.e. from March 2025 to June 2025).
The post-combination

services for the

year ended June 30,

2025, of $
13.6

million was calculated

as the sum of

the future cash
payment and the

value of

future shares to

be provided. The

value of

the future shares

to be

provided was calculated

using the

contractual
value of ZAR
75.0

million divided by

the volume-weighted average price

of the Company’s common shares

for the three-month

period
prior

to June

30,

2025, and

at the

applicable

exchange

rate. The

post-combination

compensation charge

is included

in the

caption
transaction costs related to

Adumo, Recharger and Bank

Zero acquisitions and

certain compensation costs

included on the

consolidated
statement of operations.

The

Company

records

stock-based

compensation

charges

that

are

cash-settled

awards

in other

payables.

The

liability for

the
future payments is included in

the caption Other payables in

the consolidated balance sheet

as of June 30,

2025, refer to Note

13. There
is no unrecognized compensation costs related to the post-combination compensation charge as of June 30, 2025.
The

Company

incurred

transaction-related

expenditures

of $
0.4

million

during

the year

ended

June 30,

2025,

related

to

the
acquisition of Recharger.

The Company’s accruals presented in Note 13 of as June 30, 2025, includes an accrual of transaction related
expenditures of $
0.1

million and the Company does not expect to incur

any further significant transaction costs during the 2026 fiscal
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

Proprietary

Limited

(“Genisus

Risk”)

for

a

cash
consideration of ZAR
2.0

million ($
0.1

million). The Company

did not incur

any significant transaction

costs related to

this acquisition.
The

Company,

through

its

wholly

owned

subsidiary

Cash

Connect

Management

Solutions

Proprietary

Limited

(“CCMS”),
acquired
100
% of

Master Fuel

Proprietary Limited

(“Master Fuel)

for a

cash consideration

of ZAR
2.0

million ($
0.1

million). The
Company did not incur any significant transaction costs related to this acquisition.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2026 Proposed acquisitions of Bank Zero
On

June

26,

2025,

Lesaka

SA

entered

into

a

Transaction

Implementation

Agreement

(the

“Transaction

Implementation
Agreement”) with

Zero Research

Proprietary Limited

(“Zero Research”),

Bank Zero

Mutual Bank

(“Bank Zero”),

and other

parties
identified in

Annexure A

to the

Transaction

Implementation Agreement

(being all

of the

shareholders

of Bank

Zero save

for Zero
Research and

Naught

Holdings Ltd,

the “Bank

Zero Sellers”),

the parties

listed in

Annexure

B to

the Transaction

Implementation
Agreement (being

all of the

shareholders of

Zero Research save

for Naught

Holdings Ltd, the

“Zero Research

Sellers”) and

Naught
Holdings Ltd. All amounts below translated at the closing rate of $1: ZAR
17.76

as of June 30, 2025.
The

purchase

consideration

payable

by

Lesaka

SA

in

exchange

for

the

relevant

shares

in

Bank

Zero

and

the

subscription
consideration payable by

Lesaka SA in exchange

the subscription shares will be

settled through a combination

of delivery of Lesaka
shares of

common stock

and up

to ZAR
91.0

million ($
5.1

million)

in cash.

Zero Research

will apply

the cash

and Lesaka

shares
received by it to settle

the repurchase consideration due to the

Zero Research Sellers. Following implementation of

each of these steps,
and subject to the below

adjustment, the Bank Zero Sellers, Zero

Research Sellers and Naught Holdings

Ltd will own approximately
12
% of Lesaka's

fully diluted shares

at the time

of completion of

the proposed transaction.

The Transaction Implementation Agreement
allows a

mechanism (in

certain circumstances)

pursuant to which

the Bank

Zero Sellers and

the Zero

Research Sellers

may acquire
fewer shares in Lesaka and a larger cash consideration.

The

Transaction

Implementation

Agreement

includes

customary

interim

period

undertakings

which

required

each

of

Zero
Research

and

Bank

Zero,

among

other

things

(i)

to

conduct

their

business

in

the

ordinary

course

during

the

period

between

the
execution of the Transaction Implementation

Agreement and the

closing of the

transaction contemplated thereby, and (ii)

not to engage
in certain kinds of transactions during

such period. The Transaction

Implementation Agreement is subject to

the fulfilment of certain
conditions

precedent.

The

Transaction

Implementation

Agreement

will

lapse

if

all

of

the

conditions

precedent

are

not

met

or

not
waived by August 6, 2026 (or such later date as may be agreed).
Bank

Zero

and

Lesaka

SA

have

agreed

to

implement

a

long-term

incentive

arrangement

following

implementation

of

the
transaction, under which an agreed portion of a number of shares of

Lesaka's shares of common stock calculated will be granted by (i)
dividing

ZAR
70.0

million

($
3.9

million)

by

an

agreed

value

(as

defined

in

the

Transaction

Implementation

Agreement)

(the
“Retention LTIP

Shares”) and (ii) dividing

ZAR
30.0

million ($
1.7

million) by such

agreed value (the “Performance

LTIP

Shares”).
The

Retention

LTIP

Shares

will be

subject

to

time

and

certain

performance-based

vesting

conditions.

The

terms

of the

long-term
incentive plan are required to be considered, and if necessary approved, by Lesaka's remuneration committee.
The

Company

incurred

transaction-related

expenditures

of $
0.6

million

during

the year

ended

June 30,

2025,

related

to

the
proposed

acquisition

of

Bank

Zero.

The

Company’s

accruals

presented

in

Note

13

of

as

June

30,

2025,

includes

an

accrual

of
transaction related expenditures of $
0.6

million and the Company expects to incur further

transaction costs of $
0.4

million during the
2026 fiscal year.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2025

Acquisitions (continued)
The purchase

price allocation

for all acquisitions

have been

finalized as of

June 30,

2025, except for

Recharger.

The purchase
price allocation of acquisitions during the year ended June 30, 2025,

translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

Acquisitions during fiscal 2025
Adumo Recharger Other Total
Final Preliminary Final
Cash and cash equivalents

$
9,227
$
1,720
$
268
$
11,215
Accounts receivable
6,799
17
728
7,544
Inventory

5,122
194
3
5,319
Property, plant and equipment
9,170
39
28
9,237
Operating lease right of use asset
1,025
401
-
1,426
Equity-accounted investment
477
-
-
477
Goodwill
71,992
3,614
508
76,114
Intangible assets
28,806
16,171
69
45,046
Deferred income taxes assets
1,061
81
55
1,197
Other long-term assets
2,809
-
-
2,809
Current portion of long-term borrowings
(1,178)
-
-
(1,178)
Accounts payable

(3,266)
(149)
(440)
(3,855)
Other payables

(28,116)
(1,439)
(252)
(29,807)
Operating lease liability - current
(948)
(185)
-
(1,133)
Income taxes payable

(150)
(4)
(42)
(196)
Deferred income taxes liabilities
(7,107)
(4,366)
(19)
(11,492)
Operating lease liability - long-term
(326)
(269)
-
(595)
Long-term borrowings
(7,308)
-
-
(7,308)
Other long-term liabilities
(140)
-
-
(140)
Settlement assets

8,603
-
-
8,603
Settlement liabilities

(8,530)
-
-
(8,530)
Fair value of assets and liabilities on acquisition $
88,022
$
15,825
$
906
$
104,753
The

fair

value

of

the

non-controlling

interests

recorded

was $
7.6

million.

The

fair

value

of

the

non-controlling

interest

was
determined as

the non-controlling

interests respective

portion of

the equity value

of the entity

acquired by

the Company,

and which
was adjusted for a
20
% minority discount.
The preliminary allocation of the Recharger purchase price is based upon preliminary estimates which used information that was
available

to management

at the

time

the consolidated

financial

statements

were

prepared

and

these

estimates

and

assumptions

are
subject to change

within the measurement

period, up to

one year from

the acquisition date.

Accordingly,

the allocation may

change.
We continue

to refine certain inputs to the calculation of acquired intangible assets.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2025 Acquisitions (continued)
Transaction costs and certain compensation

costs
The Company

did
no
t incur

any transaction

costs related

to the

Adumo, Recharger

and the

Bank Zero

acquisitions during

the
year ended June 30, 2023, and did
no
t incur any transaction costs related to the Bank Zero acquisitions during the year ended June 30,
2024.

The

table

below

presents

transaction

costs

incurred

related

to

the

acquisition

of

Adumo

and

Recharger,

and

the

proposed
acquisition of Bank Zero, as well as certain post-combination compensation costs expensed during the years ended June 30, 2025 and
2024:

Year

ended June 30,
2025 2024
Adumo transaction costs $
1,564
$
2,293
Recharger transaction costs
(1)
410
32
Recharger post-combination services expensed
13,586
-
Bank Zero transaction costs
599
-
Total $
16,159
$
2,325
(1) Recharger transactions costs for the year ended June

30, 2024, of $
0.03

million have been allocated from Selling, general

and
administration

to Transaction

costs related

to Adumo

and Recharger

and

certain compensation

costs in

the consolidated

statement
operations for the year ended June 30, 2024.
Pro forma results related

to acquisitions
Pro forma results of operations have not been

presented for the acquisition of IVAS Nam, Genisus Risk and Master Fuel because the effect of these acquisitions, individually and in aggregate, are not material to the Company. Since the closing of these acquisitions, they have contributed revenue and net income of $
0.8

million and $
0.1

million, respectively, for the

year ended June 30, 2025.
The results of the Adumo and Recharger’s operations are reflected in the Company’s financial statements from October 1, 2024,
and

March

3,

2025,

respectively.

The

following

unaudited

pro

forma

consolidated

revenue

and

net

income

information

has

been
prepared as if the acquisitions

of Adumo and Recharger had occurred on

July 1, 2023, using the applicable average foreign exchange
rates for the periods presented:

Year

ended June 30,
2025 2024
Revenue $
673,536
$
630,672
Net loss $
(68,367)
$
(37,324)
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
48.6

million and

net loss
attributable to

the Company,

including intangible

assets amortization

related to

assets acquired,

net of

deferred taxes

and the

post-
combination compensation charge, of $
16.4

million.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.

ACQUISITIONS (continued)
2024 Acquisitions
April 2024 acquisition of Touchsides
In

April

2024

the

Company

closed

the

acquisition

of

Touchsides

Proprietary

Limited

(“Touchsides”).

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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.

ACCOUNTS RECEIVABLE,

net AND OTHER RECEIVABLES

and FINANCE LOANS RECEIVABLE,

net

Accounts receivable, net and other receivables
The Company’s

accounts receivable,

net, and other

receivables as of

June 30,

2025, and June

30, 2024, are

presented in the
table below:

June 30, June 30,
2025 2024
Accounts receivable, trade, net

$
16,433
$
13,262
Accounts receivable, trade, gross

18,186
14,503
Allowance for credit losses, end of period
1,753
1,241
Beginning of period
1,241
509
Reversed to statement of operations
(521)
(511)
Charged to statement of operations

1,856
1,305
Write-offs
(847)
(67)
Foreign currency adjustment

24
5
Current portion of amount outstanding related to sale of interest in Carbon,

net of
allowance: 2025: $
750
, 2024: $
750
-
-
Current portion of total held to maturity investments
-
-
Investment in
7.625
% of Cedar Cellular Investment 1 (RF) (Pty) Ltd
8.625
%
notes
-
-
Other receivables

26,092
23,405
Total accounts receivable,

net

$
42,525
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
Investment in
7.625
% of Cedar Cellular

Investment 1 (RF) (Pty) Ltd
8.625
% notes represents the

investment in a note which was
due to mature

in August 2022 and

forms part of

Cell C’s

capital structure. The

carrying value as

of each of

June 30, 2025

and 2024,
respectively was $
0

(zero).
No

interest income from the Cedar Cellular note was recorded during the years ended June 30, 2025, 2024 and 2023, respectively.

Interest, if any,

on this investment

will only be

paid, at Cedar

Cellular’s election, on

its maturity which

is in
the process of being extended beyond its original date of August 2022.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.

ACCOUNTS RECEIVABLE,

net AND OTHER RECEIVABLES

and FINANCE LOANS RECEIVABLE,

net
(continued)
Accounts receivable, net and other receivables (continued)
The Company does not expect

to recover the amortized cost

basis of the Cedar

Cellular notes due to its

assessment that the equity
in Cell

C currently

has no

value

which

would

result in

there

being

no future

cash flows

to be

collected

from

the debt

security

on
maturity.

The Company could

not calculate an

effective interest

rate on the

Cedar Cellular note

because the carrying

value was zero
($
0.0

million) as of June 30, 2025 and 2024. The Company

therefore could not calculate the present value of the expected cash flows to be collected from the debt security by discounting these cash flows at the interest rate implicit in the security upon acquisition (at a rate of
24.82
%) because there are no future cash flows to discount.
Other receivables include prepayments, deposits, income taxes receivable and other receivables.
Contractual maturities of held to maturity investments
Summarized below is the contractual maturity of the Company’s held to maturity investment as of June 30, 2025:

Cost basis
Estimated
fair
value
(1)
Due in one year or less
(2)
$
-
$
-
Due in one year through five years
-
-
Due in five years through ten years

-
-
Due after ten years

-
-
Total

$
-
$
-
(1) The estimated fair value of the Cedar Cellular note has been calculated utilizing the

Company’s portion of the assets held by
Cedar Cellular, namely,

Cedar Cellular’s investment in Cell C.
(2) The cost basis is zero ($
0.0

million).
Finance loans receivable, net
The Company’s finance

loans receivable, net, as of June 30, 2025, and June 30, 2024, is presented in the table below:

June 30, June 30,
2025
2024
Microlending finance loans receivable, net $
52,492
$
28,184
Microlending finance loans receivable, gross
56,140
30,131
Allowance for credit losses - finance loans receivable, end of period
3,648
1,947
Beginning of period
1,947
1,432
Reversed to statement of operations

(161)
(210)
Charged to statement of operations

4,301
2,454
Write-offs
(2,499)
(1,795)
Foreign currency adjustment

60
66
Merchant finance loans receivable, net
21,618
15,874
Merchant finance loans receivable, gross
23,214
18,571
Allowance for credit losses - finance loans receivable, end of period
1,596
2,697
Beginning of period
2,697
2,150
Reversed to statement of operations

(22)
(359)
Charged to statement of operations

2,576
2,479
Write-offs
(3,709)
(1,672)
Foreign currency adjustment

54
99
Total finance

loans receivable, net

$
74,110
$
44,058

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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
20.7

million as

of June 30,

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

2025 and 2024, was
6.50
%. The performing component (that is, outstanding

loan payments not in arrears)
of the book exceeds more than
98
% of outstanding lending book as of June 30, 2025.
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

commenced lending

to merchant customers

approximately four years

ago and

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

June

30,

2025

and

2024,

was
approximately
1.14
% and
1.18
%, respectively.

The performing component (that is,

outstanding loan payments not in arrears),

under-
performing

component (that

is, outstanding

loan payments

that are

in arrears)

and non-performing

component (that

is, outstanding
loans

for

which

payments

appeared

to

have

ceased)

of

the

book

represents

approximately
95
%,
4
%

and
1
%,

respectively,

of

the
outstanding lending book as of June 30, 2025.
5.

INVENTORY
The Company’s inventory

comprised the following categories as of June 30, 2025, and 2024.

June 30, June 30,
2025 2024
Raw materials $
2,963
$
2,791
Work in progress
293
71
Finished goods

20,295
15,364
$
23,551
$
18,226
Finished goods as

of June 30, 2024,

includes $
1.8

million of Cell C

airtime inventory that was

previously classified as

finished
goods subject to sale restrictions. The Company sold all of this inventory during the first two months of the year ended June 30, 2025.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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
it

manages

primarily

through

regular

financing

activities.

Interest

rates

in

South

Africa

have

been

trending

downwards

in

recent
quarters and

as of the

date of this

Annual Report,

are expected to

decline by a

further 25 basis

points in the

first quarter

of calendar
2026

and stabilize at

that level for

the remainder of

that year. Therefore, ignoring the impact

of changes to

the margin on its

borrowings
(refer

to

Note

12)

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

on certain

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
for the years ended June 30, 2025 and 2024 and 2023
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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.

FAIR VALUE

OF FINANCIAL INSTRUMENTS (continued)
Financial instruments (continued)
Asset measured at fair value using significant observable inputs – investment in MobiKwik
The Company’s

disposed of its entire holding,

comprising
6,215,620

equity shares, in MobiKwik in

late June 2025. MobiKwik
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

From the date of MobiKwik’s

listing, the Company used
MobiKwik’s closing price reported on

the NSE on the last trading day related to last day of each of the Company’s external reporting periods

through

March

31,

2025

to

determine

the

fair

value

of

the

equity

securities

owned

by

the

Company.

Refer

to

Note

9

for
additional information.
Asset measured at fair value using significant unobservable inputs – investment in Cell C
The Company’s

Level 3 asset represents

an investment of
75,000,000

class “A” shares in Cell

C, a significant

mobile telecoms
provider in South Africa.

The Company used a discounted cash flow model developed by the Company to determine the fair value of
its investment

in Cell

C as of

June 30,

2025 and

June 30, 2024,

respectively,

and valued Cell

C at $
0.0

(zero) and

$
0.0

(zero) as

of
June 30, 2025, and June 30, 2024, respectively.

The Company incorporates the payments under Cell C’s

lease liabilities into the cash
flow forecasts and assumes

that Cell C’s

deferred tax assets would

be utilized over the

forecast period. The Company

has assumed a
marketability discount

of
15
% (2024:
20
%) and a

minority discount

of
17
% (2024:
24
%). The Company

utilized the

latest business
plan

provided

by Cell

C management

for

the period

ended

May

31,

2030,

for

the

June 30,

2025,

valuation

and

the business

plan
approved by

Cell C management

for the period

ended December 31,

2027, for

the June 30,

2024, valuation. Adjustments

have been
made to the WACC

rate to reflect the Company’s

assessment of risk to Cell C achieving its business plan.
The following key valuation inputs were used as of June 30, 2025 and 2024:

Weighted Average

Cost of Capital ("WACC"):
24
% as of June 30, 2025 and between
21
% and
23
% as of June 30, 2024
Long-term growth rate:
4.5
% (
4.5
% as of June 30, 2024)
Marketability discount:
15
% (
20
% as of June 30, 2024)
Minority discount:
17
% (
24
% as of June 30, 2024)
Net adjusted external debt - June 30, 2025:
(1)
ZAR
8.3

billion ($
0.5

billion), no lease liabilities included
Net adjusted external debt - June 30, 2024:
(2)
ZAR
8

billion ($
0.4

billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2025.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of

June 30, 2024.
The fair value

of Cell C

as of June

30, 2025, utilizing

the discounted

cash flow valuation

model developed

by the Company

is
sensitive to the following inputs: (i)

the ability of Cell C to achieve

the forecasts in their business case; (ii)

the WACC

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

30, 2025, all amounts translated at

exchange
rates applicable as of June 30, 2025:

Sensitivity for fair value of Cell C investment 1.0% increase 1.0% decrease
WACC

rate
$
(669)
$
1,095
EBITDA margin
$
1,780
$
(1,444)
The aggregate fair value of Cell C’s shares as of

June 30, 2025, represented
0.0
% of the Company’s total assets, including these
shares. The Company expects that there will

be short-term equity price volatility with respect

to these shares given that Cell

C remains
in a turnaround process

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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

or better.

The Company

uses quoted

prices in

active markets

for similar

assets and liabilities

to determine

fair value
(Level 2). The

Company has

no derivatives

that require

fair value

measurement under

Level 1,

Level 2

or Level

3 of

the fair

value
hierarchy.

The Company had
no

outstanding foreign exchange contracts as of June 30, 2025 and June 30,

2024, respectively.
The following table presents the

Company’s assets measured

at fair value on a recurring basis as of

June 30, 2025, according to
the fair value hierarchy:

Quoted Price in
Active Markets for
Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business:

Cash, cash equivalents and
restricted cash (included in other
long-term assets)

125
-
-
125
Fixed maturity investments
(included in cash and cash
equivalents)
4,739
-
-
4,739
Total assets at fair value

$
4,864
$
-
$
-
$
4,864
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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.

FAIR VALUE

OF FINANCIAL INSTRUMENTS (continued)
Financial instruments (continued)
There have been
no

transfers in or out of Level 3 during the years ended June 30, 2025 and 2024, respectively.
There was
no

movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the years ended June 30, 2025

and 2024. Summarized below is the movement in

the carrying value of assets measured at fair
value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2025:

Carrying value
Assets
Balance as of June 30, 2024 $
-
Foreign currency adjustment (1)
-
Balance as of June 30, 2025 $
-
(1) The

foreign currency

adjustment represents

the effects

of the fluctuations

of the South

African rand

against the

U.S. dollar
on the carrying value.
Summarized below is the movement in the carrying value of

assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the year ended June 30, 2024:

Carrying value
Assets
Balance as at June 30, 2023 $
-
Foreign currency adjustment (1)
-
Balance as of June 30, 2024 $
-
(1) The

foreign currency

adjustment represents

the effects

of the fluctuations

of the South

African rand

against the

U.S. dollar
on the carrying value.
Trade, finance loans and other receivables
Trade, finance loans and other receivables originated by the Company are stated at cost less allowance for credit losses. The fair
value of trade, finance loans and other receivables approximates their carrying value due to their short-term nature.
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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.

PROPERTY,

PLANT AND EQUIPMENT,

net
Summarized below

is the cost,

accumulated depreciation

and carrying amount

of property,

plant and

equipment as of

June 30,
2025 and 2024:

June 30, June 30,
2025 2024
Cost
Vaults $
33,276
$
24,641
Computer equipment
45,597
44,538
Furniture and office equipment
9,723
9,365
Motor vehicles
4,873
3,088
Plant and machinery
91
66
93,560
81,698
Accumulated depreciation:
Vaults
11,911
8,838
Computer equipment
27,708
32,871
Furniture and office equipment
7,225
6,854
Motor vehicles
1,747
1,165
Plant and machinery
45
34
48,636
49,762
Carrying amount:
Vaults
21,365
15,803
Computer equipment
17,889
11,667
Furniture and office equipment
2,498
2,511
Motor vehicles
3,126
1,923
Plant and machinery
46
32
$
44,924
$
31,936
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
.
The Company’s

operating lease expense

during the years

ended June 30,

2025, 2024 and

2023, was $
4.8

million, $
3.2

million,
and $
2.9

million, respectively. The Company

does not have any significant leases that have not commenced as of June 30, 2025.
The Company

has entered into

short-term leasing

arrangements, primarily

for the lease

of branch

locations and other

locations
to operate

its financial

services business

in South

Africa.

The Company’s

short-term lease

expense during

the years

ended June

30,
2025, 2024 and 2023, was $
4.7

million, $
3.6

million and $
4.2

million, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.

LEASES (continued)
The following

table presents

supplemental

balance sheet

disclosure related

to our

right-of-use assets

and our

operating leases
liabilities as of June 30, 2025 and 2024:

June 30, June 30,
2025 2024
Right-of-use assets obtained in exchange for lease obligations
Weighted average

remaining lease term (years)
2.84
3.07
Weighted average

discount rate
9.8
%
10.5
%
Maturities of operating lease liabilities
2026 $
4,852
2027
3,344
2028
2,116
2029
944
2030
404
Thereafter
-
Total undiscounted

operating lease liabilities
11,660
Less imputed interest
1,524
Total operating lease liabilities,

included in
10,136
Operating lease liability - current
4,007
Operating lease liability - long-term $
6,129
9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS
Equity-accounted investments
The Company’s ownership percentage

in its equity-accounted investments as of June 30, 2025 and 2024, was as follows:

June 30, June 30,
2025 2024
Sandulela Technology

Proprietary Limited ("Sandulela")
49

%
49

%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50

%
50

%
Finbond
In December

2023, the

Company sold

its entire

remaining equity

interest in

Finbond which

comprised of
220,523,358

shares,
and which represented approximately
27.8
% of Finbond’s issued and

outstanding ordinary shares immediately

prior to the

sale. Lesaka
SA had pledged, among other things, its entire equity interest in Finbond as security for its previous South African facilities described in Note 12.
Sale of Finbond shares during the years ended

June 30, 2024

and 2023
On

August

10,

2023,

the

Company,

through

its

wholly

owned

subsidiary

Net1

Finance

Holdings

(Pty)

Ltd,

entered

into

an
agreement with Finbond to sell its remaining shareholding to Finbond for a cash consideration of ZAR
64.2

million ($
3.5

million), or
ZAR
0.2911

per share. The transaction closed in December 2023. The Company did no
t record a gain or loss on the disposal because
the sale

proceeds were

equivalent to

the net

carrying value,

including accumulated

reserves, of

the investment

in Finbond

as of

the
disposal

date.

The

cash

proceeds

received

of

ZAR
64.2

million

($
3.5

million)

were

used

to

repay

capitalized

interest

under

our
borrowing facilities, refer to Note 12.
The

Company

sold
25,456,545

shares

in Finbond

for

cash during

the

year

ended

June 30,

2023,

and

recorded

a

loss of

$
0.4
million in the caption loss on equity-accounted investment in the Company’s consolidated statement of operations for the years ended
June 30, 2023.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Finbond (continued)
Sale of Finbond shares during the years ended

June 30, 2024 and 2023 (continued)
The following table presents the

calculation of the loss on disposal

of Finbond shares during the

years ended June 30, 2024

and
2023:

Year

ended June 30,
2024 2023
Loss on disposal of Finbond shares:
Consideration received in cash $
3,508
$
265
Less: carrying value of Finbond shares sold
(2,112)
(363)
Less: release of foreign currency translation reserve from accumulated other comprehensive
loss
(1,543)
(252)
Add: release of stock-based compensation charge related

to equity-accounted investment
147
9
Loss on sale of Finbond shares $
-
$
(341)
Finbond impairments

recorded during

the year ended June 30, 2024
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

Company entered into a binding

term sheet to sell its entire

interest, or
25
%, in Carbon for $
0.5

million
and a

loan due from

Carbon, with a

face value of

$
3

million, for $
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
for the years ended June 30, 2025 and 2024 and 2023
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
250
Less: carrying value of Carbon
-
Gain on disposal of Carbon shares: (1) $
250
(1)

The

Company

did

not

pay

taxes

related

to

the

sale

of

Carbon

because

the

base

cost

of

its

investment

exceeds

the

sales
consideration

received.

The Company

does not

believe

that it

will be

able to

utilize the

loss generated

because

Net1 BV

does

not
generate taxable income.
VantagePay

Limited
The Company provided VantagePay with a working capital

facility of $
1.5

million. The Company created

an allowance for credit
losses related to loans receivable of $
1.5

million during the year ended June 30,

2021, related to the full amount

outstanding as of June
30, 2021. This amount was still outstanding as of June 30, 2025.
Summarized

below is

the movement

in equity-accounted

investments during

the years

ended June

30, 2025

and 2024,

which
includes the investment in equity and the investment in loans provided to equity-accounted investees:

Finbond Other
(1)
Total
Investment in equity
Balance as of June 30, 2023 $
3,040
$
131
$
3,171
Stock-based compensation

14
-
14
Comprehensive loss:
(956)
166
(790)
Other comprehensive income

489
-
489
Equity accounted (loss) earnings
(1,445)
166
(1,279)
Share of net (loss) income
(278)
166
(112)
Impairment
(1,167)
-
(1,167)
Dividends received

-
(95)
(95)
Sale of shares in equity-accounted investment
(2,096)
-
(2,096)
Foreign currency adjustment
(2)
(2)
4
2
Balance as of June 30, 2024
-
206
206
Comprehensive income:
-
114
114
Equity accounted earnings
-
114
114
Share of net income
-
114
114
Dividends received

-
(96)
(96)
Sale of shares in equity-accounted investment
-
(507)
(507)
Equity-accounted investment acquired in business combination (Note

3)
-
477
477
Foreign currency adjustment
(2)
-
5
5
Balance as of June 30, 2025 $
-
$
199
$
199
(1) Includes Sandulela and SmartSwitch Namibia;
(2) The foreign currency

adjustment represents the

effects of the fluctuations

of the ZAR and

Namibian dollar, against

the U.S.
dollar on the carrying value.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Other long-term assets
Summarized below is the breakdown of other long-term assets as of June 30,

2025, and June 30, 2024:

June 30, June 30,
2025 2024
Total equity investments

$
-
$
76,297
Investment in MobiKwik (June 30, 2024:
10
%) (1)
-
76,297
Investment in
5
% of Cell C (June 30, 2024:
5
%) at fair value (Note 6)
-
-
Investment in
87.50
% of CPS (June 30, 2024:
87.50
%) at fair value (1)(2)
-
-
Policy holder assets under investment contracts (Note 11)
125
216
Reinsurance assets under insurance contracts (Note 11)
1,837
1,469
Other long-term assets
1,847
-
Total other long-term

assets
$
3,809
$
77,982
(1) The

Company determined

that MobiKwik

(up until

December 2024)

and CPS do

not have

readily determinable

fair values
and therefore elected

to record these

investments at cost

minus impairment, if

any,

plus or minus

changes resulting from

observable
price changes in orderly

transactions for the identical

or a similar investment

of the same issuer.

The Company disposed

of its entire
investment in MobiKwik in late June 2025.
(2) On October 16, 2020, the

High Court of South Africa, Gauteng Division,

Pretoria ordered that Cash Paymaster Services (Pty)
Ltd (“CPS”) be placed into liquidation.
MobiKwik
The Company

signed a

subscription agreement

with MobiKwik,

which is

one of

India’s

largest independent

mobile payments
networks and buy now

pay later businesses.

Pursuant to the

subscription agreement, the Company agreed

to make an

equity investment
of up to $
40.0

million in MobiKwik over a
24
-month period. The Company made an

initial $
15.0

million investment in August 2016
and a

further

$
10.6

million investment

in June

2017,

under this

subscription

agreement.

During the

year ended

June 30,

2019, the
Company

paid

$
1.1

million

to

subscribe

for

additional

shares

in

MobiKwik.

The

Company

owned
6,215,620

equity

shares

in
MobiKwik, which as of June 30, 2024, represented approximately
10
% of MobiKwik’s issued share capital.
Refer to Note 6 for additional information

regarding the determination of the fair value

of Company’s investment

in MobiKwik
as of June 30, 2025. The Company disposed of its entire equity interest in

MobiKwik for $
16.4

million during the year ended June 30,
2025,

and

recorded

a

loss of

$
59.8

million.

This

loss comprised

of (i)

fair

value

adjustments

to

decrease

the carrying

value

of its
investment by $
54.2

million from $
76.3

million as of June 30, 2024, to $
22.1

million as of March 31, 2025, and (ii) a further loss $
5.6
million upon disposal in the

fourth quarter of fiscal 2025. The

loss is included in the

caption “Change in fair value of

equity securities”
in the consolidated statement of operations for the year ended June 30, 2025.
The Company

did not

identify any

observable transactions

during

the years

ended June

30, 2024

and 2023,

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
million as of June 30, 2024.

Cell C
On

August

2,

2017,

the

Company,

through

its

subsidiary,

Net1SA,

purchased
75,000,000

class

“A”

shares

of

Cell

C

for

an
aggregate purchase price of ZAR
2.0

billion ($
151.0

million) in cash. The Company funded the transaction through a combination of
cash and a borrowing facility. Net1 SA has pledged, among other things, its entire equity interest in Cell

C as security for the previous
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

30, 2025

and 2024,

respectively,

the Company
owned
87.5
% of CPS’ issued share capital.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.

EQUITY-ACCOUNTED

INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Other long-term assets (continued)
Summarized below

are the components

of the Company’s

equity securities

without readily

determinable fair

value and held

to
maturity investments as of June 30, 2025:

Cost basis
Unrealized
holding gains
Unrealized
holding losses
Carrying
value
Equity securities:
Investment in CPS $
-
$
-
$
-
$
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Summarized below are the components of the Company’s

equity securities without readily determinable fair value and held to maturity investments as of June 30, 2024:

Cost basis
Unrealized
holding gains
Unrealized
holding losses
Carrying
value
Equity securities:
Investment in MobiKwik $
26,993
$
49,304
$
-
$
76,297
Investment in CPS
-
-
-
-
Held to maturity:
Investment in Cedar Cellular notes

-
-
-
-
Total

$
26,993
$
49,304
$
-
$
76,297
10.

GOODWILL AND INTANGIBLE

ASSETS,

net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2025, 2024 and 2023:

Gross value
Accumulated
impairment Carrying value
Balance as of July 1, 2022 $
175,476
$
(12,819)
$
162,657
Impairment loss
-
(7,039)
(7,039)
Foreign currency adjustment (1)
(22,857)
982
(21,875)
Balance as of June 30, 2023
152,619
(18,876)
133,743
Foreign currency adjustment (1)
5,280
(472)
4,808
Balance as of June 30, 2024
157,899
(19,348)
138,551
Impairment loss
-
(17,041)
(17,041)
Acquisitions (Note 3) (2)
76,114
-
76,114
Foreign currency adjustment (1)
2,096
(325)
1,771
Balance as of June 30, 2025 $
236,109
$
(36,714)
$
199,395
(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African Rand against the U.S.
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

of net assets

acquired. Goodwill arising
from

these

acquisitions

is not

deductible

for

tax

purposes.

See

Note

3

for

the

allocation

of

the

purchase

price

to

the fair

value

of
acquired net assets.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

GOODWILL AND INTANGIBLE

ASSETS,

net (continued)
Goodwill (continued)
Impairment loss
The Company assesses the carrying

value of goodwill for impairment

annually, or

more frequently,

whenever events occur and
circumstances change indicating

potential impairment. The Company

performs its annual impairment

test as at June 30 of

each year.
The Company did

not perform a qualitative

assessment during the

years ended June 30,

2025, 2024 or

2023, respectively.

Except as
discussed below, no goodwill

has been impaired during the years ended June 30, 2025, 2024 and 2023,

respectively.
In order to determine the amount of

the goodwill impairments, the estimated fair value of

our reporting units’ business assets and
liabilities were compared to the carrying value of

their assets and liabilities. The Company

used a discounted cash flow model in

order
to determine the

fair value of

the businesses

(this is

a Level-3 fair

value measurement). Based

on this

analysis, the Company

determined
that the carrying value of the reporting units’ business assets and liabilities exceeded their fair value at the reporting date.
In

determining

the

fair

value

of

the

reporting

units,

the

Company

considered

key

judgements

related

to

the

reporting

units’
revenue growth rates, weighted-average cost of capital (“WACC”)

applicable to peer and industry comparables of the reporting units,
and

the

forecast

periods

used.

The

Company

may

record

an

impairment

loss in

future

if

actual

growth

rates

are

lower

than

those
included in the Company’s discounted cash flow model. Furthermore, use of a higher weighted-average cost of capital may also result
in an impairment loss in the future.
Year ended

June 30, 2025 goodwill impairment loss
The Company

recognized an impairment

loss of $
17.0

million as a

result of its

annual impairment

analysis related to

goodwill
allocated to its Connect Cash

and Adumo Technologies reporting units within its Merchant segment,

its Adumo Payouts reporting unit
within

Consumer

segment

and

its

EasyPay

reporting

unit

within

its

Enterprise

segment.

The

impairments

are

included

within

the
caption impairment loss in the consolidated statement of operations for the year ended June 30, 2025.
At June 30, 2024,

the fair value of

the Connect Cash reporting

unit exceeded its carrying

value by
11
%.The impairment loss in
the Connect Cash

reporting unit resulted

from a reassessment of

the business’ growth prospects

in the context

of its strategic market
positioning, optimized capital expenditures and increase WACC over prior years.

The impairment loss in the

Adumo Technologies

reporting unit resulted from a reassessment

of the business’ growth prospects,
a strategic decision to exit low return

and sub-optimal merchants’ contracts.
The impairment loss in the Adumo Payouts reporting

unit resulted from a reassessment of the business’ growth

prospects of the
reporting unit with lower revenue and therefore lower free cash flow generation expected compared to when performing the purchase price allocation.
Easypay was acquired

in fiscal 2006.

At June 30,

2024, the fair

value of the

EasyPay reporting unit

exceeded is carrying

value
by
318
%. The impairment loss in the EasyPay reporting unit during the year ended June 30, 2025, resulted from a reassessment of the business’ growth and the expected impact on its future cash flows as a result the cash outflows expected from initiatives to modernize
its existing technology platform to retain and expand its product offering and customer base.

The fair

value of

the ISV

and Humble

reporting unit

s

(both allocated

to Merchant)

included in

the Company’s

acquisition of
Adumo

did

not substantially

exceed

the

carrying

value

of their

respective

reporting

unit.

The

fair

value

of

the

ISV

reporting

unit
exceeded the carrying value by
2.4
% and Humble exceeded the carrying value

by
1
%. As of June 30,

2025, carrying value of goodwill
allocated

to

ISV

and

Humble

was

$
34.0

million

and

$
1.5

million,

respectively.

All

other

reporting

units’

fair

value

exceeded

the
carrying value of the reporting unit by at least
28
%.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

GOODWILL AND INTANGIBLE

ASSETS,

net (continued)
Goodwill (continued)
Impairment loss (continued)
Year ended

June 30, 2025 goodwill impairment loss (continued)
The table below

presents the impairment

per reporting unit

for the year

ended June 30,

2025 and the

revenue growth rates,

WACC
and forecast period for

reporting units used

in the discounted

cash flow models

for the June

30, 2025 and June

30, 2024, and

for entities
acquiring during the current fiscal year, the information

used in the purchase price allocation:

Segments and reporting units
with impairments Impairment
Remaining
goodwill
Range of
revenue
growth rates
(%)
Terminal
revenue
growth rates
(%)
WACC

(%)
Forecast
period

(years)
Merchant $
9,268
$
22,283
Connect Cash
5,688
22,283
Used at June 30, 2025
3.2

-
23
6.0
15.6
5

Used at June 30, 2024
10

-
13.9
5.0
14.7
5

Adumo Technologies
3,580
-
Used at June 30, 2025 (
10
) -
37
(10.0)
18.5
5

Used at acquisition
6.7

-
14.9
N/A
18.9
Consumer
2,197
6,027
Adumo Payouts
2,197
6,027
Used at June 30, 2025
7.5

-
40.2
6.0
18.2
5

Used at acquisition
11.8

-
26.6
N/A
18.9
4

Enterprise
5,576
3,533
EasyPay
5,576
3,533
Used at June 30, 2025
6

-
65.6
6.0
22.5
10

Used at June 30, 2024 (
21.7
) -
6.9
6.0
14.7
5

Total $
17,041
$
31,843
In the event that there is a deterioration in the Company’s operating segments, or in any other of the Company’s businesses, this
may lead to impairments in future periods. Furthermore,

the difficulties of integrating Adumo and Recharger may be increased by the necessity of integrating personnel with disparate

business backgrounds and combining different corporate cultures. The

Company also
may

not

be

able

to

retain

key

customers

of

an

acquired

business

or

realize

cost

efficiencies

or

synergies

or

other

benefits

that

it
anticipated when selecting its acquisition candidates. These factors may also lead to impairments in future periods.
Year ended

June 30, 2023 goodwill impairment loss
The Company

recognized an

impairment loss

of $7.0

million as

a result

of its

annual impairment

analysis related

to goodwill
allocated

to

its hardware/

software

support

business

within

its Enterprise

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

of the business

(this is

a Level-3

fair value

measurement). Based

on this

analysis, the

Company
determined that the carrying value of the business’ assets and liabilities exceeded their fair value at the reporting date.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

GOODWILL AND INTANGIBLE

ASSETS,

net (continued)
Goodwill (continued)
Impairment loss (continued)
Year ended

June 30, 2023 goodwill impairment loss (continued)
Goodwill has been allocated to the Company’s

reportable segments as follows:

Merchant Consumer Enterprise Carrying value
Balance as of July 1, 2022 $
137,640
$
-
$
25,017
$
162,657
Impairment loss
-
-
(7,039)
(7,039)
Foreign currency adjustment
(1)
(18,523)
-
(3,352)
(21,875)
Balance as of June 30, 2023
119,117
-
14,626
133,743
Foreign currency adjustment
(1)
4,279
-
529
4,808
Balance as of June 30, 2024
123,396
-
15,155
138,551
Impairment loss
(9,268)
(2,197)
(5,576)
(17,041)
Acquisitions (Note 3)
63,808
8,423
3,883
76,114
Foreign currency adjustment
(1)
1,698
(199)
272
1,771
Balance as of June 30, 2025 $
179,634
$
6,027
$
13,734
$
199,395
(1) – The foreign currency adjustment

represents the effects of the fluctuations between

the South African Rand, against the

U.S.
dollar on the carrying value.
10.

GOODWILL AND INTANGIBLE

ASSETS,

net
Intangible assets
Intangible assets acquired
Summarized below

is the

fair value

of intangible

assets acquired,

translated at

the exchange

rate applicable

as of

the relevant
acquisition dates, and the weighted-average amortization period:

Fair value as of
acquisition date
Weighted-average
amortization
period (in years)
Finite-lived intangible asset:
Acquired during the year ended June 30, 2025:
Adumo – technology assets $
13,998
3

-
7
Adumo – customer relationships
11,185
5

-
10
Adumo – brands
3,623
10

-
15
Recharger – technology assets
1,161
4
Recharger – customer relationships
15,010
5
Genisus Risk – technology assets $
69
0.1
On acquisition of

these businesses, the

Company recognized an

aggregate deferred

tax liability of approximately

$
12.2

million
related to the acquisition of intangible assets during the year ended

June 30, 2025.
Change in useful lives for certain brand and trademark intangible assets
During early calendar

2025, the

Company’s executive considered the

unification of the

Company’s merchant segments operations
and

the realignment

of the

Company’s

brands under

the master

brand

“Lesaka”. The

Company’s

Board of

Directors

approved

the
realignment of certain of the Company’s brands to the master brand in May 2025. The Company has identified the steps and timing to realign the

affected

brands under

the master

brand and

expects to

have complete

alignment by

February 2027,

with certain

brands
expected to be

aligned by December

2025. The change

in brands

has resulted in

a change in

the useful lives

of certain of

the Company’s
brand and trademark intangible assets which has resulted in an increase in amortization expense of $
2.6

million during the year ended
June 30, 2025. The change in the useful lives resulted in a $
1.9

million increase in the Company’s net loss from continuing operations for the year ended June 30, 2025, and did not have a significant impact on loss per share. The change did not impact prior periods.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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
years ended June

30, 2025, 2024

and 2023, respectively,

except for intangible

assets of $
1.8

million related to

Adumo Technologies
which were fully impaired

during the year ended

June 30, 2025. The

impairment was identified during

the Company’s annual goodwill
impairment testing. The method for determining fair

value is discussed above under Goodwill—Impairment loss. The impairment loss
related to the

impairment of the

intangible assets is

included in the

caption Impairment loss

in the

consolidated statements of

operations.
Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2025, and June 30,
2024:

As of June 30, 2025 As of June 30, 2024
Gross
carrying
value
Accumulated
amortization
and
impairment
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Software, integrated
platform and unpatented
technology (1) $
137,099
$
(41,925)
$
95,174
$
115,213
$
(25,763)
$
89,450
Customer relationships (1)
53,369
(18,568)
34,801
25,880
(14,030)
11,850
FTS patent

2,158
(2,158)
-
2,107
(2,107)
-
Brands and trademarks (1)
18,233
(8,993)
9,240
14,353
(4,300)
10,053
Total finite-lived
intangible assets

$
210,859
$
(71,644)
$
139,215
$
157,553
$
(46,200)
$
111,353

(1)

June 30,

2025 balances

include the

intangible

assets acquired

as part

of the

Adumo acquisition

in October

2024, and

the
Recharger and Genisus Risk acquisitions in March 2025.
Aggregate

amortization

expense on

the finite-lived

intangible assets

for

the

years

ended June

30,

2025,

2024

and

2023,

was
approximately $
22.0

million, $
14.4

million and $
15.0

million, respectively.
Future estimated annual amortization expense for the next five fiscal years and thereafter, using the exchange rates that prevailed on June

30, 2025, is

presented in the

table below.

Actual amortization

expense in future

periods could differ

from this estimate

as a
result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2026 $
30,204
Fiscal 2027
20,576
Fiscal 2028
20,080
Fiscal 2029
19,389
Fiscal 2030
17,986
Thereafter
30,980
Total future

estimated annual amortization expense
$
139,215

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.

ASSETS AND POLICYHOLDER LIABILITIES UNDER INSURANCE AND

INVESTMENT CONTRACTS
Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the years
ended June 30, 2025 and 2024:

Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of July 1, 2023 $
1,040
$
(1,600)
Increase in policy holder benefits under insurance contracts

844
(7,610)
Claims and policyholders’ benefits under insurance contracts
(464)
7,043
Foreign currency adjustment (3)
49
(74)
Balance as of June 30, 2024
1,469
(2,241)
Increase in policy holder benefits under insurance contracts

461
(10,127)
Claims and policyholders’ benefits under insurance contracts
(131)
9,781
Foreign currency adjustment (3)
38
(57)
Balance as of June 30, 2025 $
1,837
$
(2,644)
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
30, 2025 and 2024:

Assets (1)
Investment
contracts (2)
Balance as of July 1, 2023 $
257
$
(241)
Increase in policy holder benefits under investment contracts

4
(4)
Claims and decrease in policyholders’ benefits under investment contracts

(44)
44
Foreign currency adjustment (3)
(1)
(15)
Balance as of June 30, 2024
216
(216)
Increase in policy holder benefits under investment contracts

5
(5)
Claims and decrease in policyholders’ benefits under investment contracts

(101)
101
Foreign currency adjustment (3)
13
(5)
Balance as of June 30, 2025 $
133
$
(125)
(1) Included in other long-term assets (refer to Note 9);
(2) Included in other long-term liabilities;
(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS
Reference rate reform
After the

transition

away from

certain

interbank

offered

rates in

foreign

jurisdictions

(“IBOR reform”),

the reforms

to South
Africa’s

reference interest

rate are now

accelerating rapidly.

The Johannesburg

Interbank Average

Rate (“JIBAR”)

will be replaced
by the new South African Overnight Index Average (“ZARONIA”). Certain of the Company’s

borrowings reference JIBAR as a base
interest rate. ZARONIA

reflects the

interest rate at

which rand-denominated

overnight wholesale

funds are

obtained by commercial
banks. There

is uncertainty

surrounding the

timing and

manner in

which the

transition would

occur and

how this

would affect

our
borrowings. The

Company is in

regular contact

with its lenders

and will update

existing borrowing

agreements to the

new base rate
when ZARONIA is adopted by the financial industry and lenders as the new reference rate.
South Africa
The amounts

below have

been translated

at exchange

rates applicable

as of

the dates

specified.

The JIBAR,

an average

of 3-
month negotiable

certificates of

deposit (“NCD”)

rates, on

June 30,

2025, was
7.29
%. The

prime rate,

the benchmark

rate at

which
private

sector banks

lend

to the

public

in South

Africa,

on June

30,

2025,

was
10.75
%, and

reduced

to
10.50
% on

July 31,

2025,
following a
0.25
% reduction in the South African repo rate, the rate at which the SARB lends money to commercial banks.
Facilities obtained in February 2025
Lesaka

SA has

obtained

four loan

facilities

from

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

“Lenders”).

These comprise

a

term loan

of up

to

ZAR
2.2

billion

($
121.4
million) (“Facility

A”), an amortizing

loan of ZAR
1.0

billion ($
56.3

million) (“Facility B”)

and a senior

revolving credit facility

of
up to ZAR
2.2

billion ($
121.4

million) (“Senior RCF”), and a general

banking facility from RMB of up

to ZAR
700.9

million ($
39.5
million) (the “GBF”, and collectively with Facility A, Facility B and Senior RCF, the “Facilities”), which are described in more detail below.
The Company,

Lesaka SA

and the

majority of

Lesaka SA’s

directly and

indirectly wholly-owned

subsidiaries have

agreed to
guarantee the obligations of Lesaka SA and of the other borrowers under the Facilities to the

Lenders.
The Common

Terms

Agreement (“CTA

”) governing

the above contains

customary covenants

which include

a requirement

for
Lesaka SA to

maintain specified

Net Debt to

EBITDA and

Interest Cover Ratios

(as defined

in the CTA)

and restricts the

ability of
Lesaka SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock,

prepay other debt, encumber
their

assets,

incur

additional

indebtedness,

make

investments

above

specified

levels,

engage

in

certain

business

combinations

and
engage in other corporate

activities. The CTA

provides that if any

subsidiary of the Company receives

proceeds from the disposal of
shares in/claims against, or assets of MobiKwik, it would offer to prepay the certain specified loans/facilities and loan outstandings to the Lenders (as contemplated in the CTA).
Lesaka SA paid non-refundable debt structuring fees of ZAR
10.0

million ($
0.5

million) to the Lenders on February 27, 2025.
Long-term borrowings – Facility A and Facility B Agreements
Lesaka SA may

borrow up to an

aggregate amount of

ZAR
2.2

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

terms.
Lesaka

SA

is

permitted

to

make

voluntary

prepayments

of

Facility

A,

and

is

permitted

to

subsequently

utilize

any

voluntary
prepayments made under Facility A under the RCF Agreement. Amounts utilized under the RCF Agreement are required to be repaid
in full on February 28, 2029.
Facility

B

is

required

to

be

repaid

in
four

annual

installments,

as

follows:

(i) ZAR
150

million

($
8.4

million)

on

February
28, 2026; (ii) ZAR
200

million ($
11.3

million) on February 28, 2027; (iii) ZAR
300

million ($
16.9

million) on February 28, 2028; and
(iv) R
350

million ($
19.7

million) on February 28,

2029. Facility B is

subject to customary

mandatory prepayment terms.

Lesaka SA
is permitted to make voluntary prepayments of Facility B, however it is unable to subsequently utilize any amounts prepaid.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued)
Facilities obtained in February 2025 (continued)
Long-term borrowings – Facility A and Facility B Agreements

(continued)
Interest on Facility A

and Facility B as well

as any interest related

to utilization under

the RCF Agreement is

payable quarterly
in arrears at end of March, June, September and December,

with the first interest payment made on June 30, 2025.

Short-term facility - General Banking Facility
Lesaka SA and certain of

its subsidiaries may borrow up

to an aggregate of ZAR
700.9

million under a general banking facility
(“GBF”) from RMB for general corporate expenditure (including capital expenditure) and working capital purposes of the Lesaka SA and certain of

its subsidiaries. Lesaka

SA utilized a

portion of the

GBF to refinance

its existing general

banking facility.

As of June
30, 2025, the Company had utilized ZAR
434.5

million ($
24.5

million) of this facility.
The GBF was available for utilization from February 28, 2025, and is subject to annual review by RMB.

Interest on the GBF is payable monthly and is based on the South African prime rate in effect from time to time less
0.50
%.
The GBF Agreement

also provides Lesaka SA

and certain of its

subsidiaries with other

facilities in an aggregate

of ZAR
100.7
million ($
5.7

million), which indirect,

short-term direct and

contingent facilities, including

bank guarantee, forward exchange

contract,
credit card

and settlement

facilities. As

of June

30,

2025,

the aggregate

amount of

the Company’s

short-term

South African

other
credit facility

with RMB

was ZAR
100.7

million ($
5.7

million). As

of June

30, 2025,

the Company

had utilized

ZAR
33.1

million
($
1.9

million) of

its other

facilities to

enable the

bank to

issue guarantees,

letters of

credit and

forward exchange

contracts (refer

to
Note 22).
Wesbank Facilities
The Company, through certain

of its

South African subsidiaries,

has an

asset-backed facility of

ZAR
227.0

million ($
11.3

million)
of which ZAR
127.5

million ($
7.2

million) has been utilized.
Refinanced CCC Loan Document,

comprising long-term borrowings
On November

29, 2022, the

Company,

through its indirect

South African subsidiary

Cash Connect Capital

(Pty) Ltd (“CCC”),
entered

into

a

Revolving

Credit

Facility

Agreement

(the

“Refinanced

CCC

Loan

Document”)

with

RMB

and

other

Company
subsidiaries within

the Connect Group

of companies

listed therein,

as guarantors. The

transaction closed on

December 1, 2022.

The
Refinanced CCC Loan Document was scheduled to be repaid in full on November 2024,

but this has been extended to September 30,
2025.

On September 5, 2025, the Company, through its indirect South African subsidiaries CCC and K2020 Connect (Pty) Ltd,

entered
into a new Revolving Credit

Facility Agreement (“CCC Loan

Document”) which replaced

the Refinanced CCC Loan Document

and
increased the amount available from

ZAR
300

million to ZAR
400

million (of which ZAR
299.9

million has been utilized as of

June
30,

2025).

The

refinancing

closed

on

September

8,

2025.

The

utilized

portion

of

the

Refinanced

CCC

Loan

Document

has

been
presented in long-term borrowings in the consolidated balance sheet as of June 30, 2025, because the Company has demonstrated that it has the intent and

ability to consummate the refinancing

prior to the issuance of

these consolidated financial statements.

The terms
of the CCC Loan Document are readily determinable, the agreement does not expire in the next 12 months and there is no violation of
any provision to the CCC Loan Document.
Both the

Refinanced CCC

Loan Document

and the

CCC Loan

Document contain

customary covenants

that require

CCC and
K2020 to collectively

maintain a specified capital

adequacy ratio, restrict the

ability of the entities

to make certain distributions

with
respect

to

their

capital

stock,

encumber

their

assets,

incur

additional

indebtedness,

make

investments,

engage

in

certain

business
combinations and engage in other corporate activities.

Pursuant to the CCC Loan Document, CCC and K2020 collectively may borrow up to an aggregate of ZAR
400.0

million for the
sole purposes

of funding

CCC’s

and K2020’s

lending business,

settling up

to ZAR
20.0

million related

to an

intercompany loan

to
CCC’s direct parent, and paying

structuring and execution fee and legal costs.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued)
Refinanced CCC Loan Document,

comprising long-term borrowings (continued)
Pursuant to

the Refinanced

CCC Loan Document,

CCC was

permitted to

borrow up

to an aggregate

of ZAR
300.0

million for
the sole

purposes of

funding CCC’s

lending business,

providing a

limited recourse

loan to

K2020, settling

up to

ZAR
35.0

million
related to an intercompany loan to CCC’s direct

parent, and paying the structuring and execution fee and legal costs.

Interest on the Refinanced CCC Loan Document was, and under the CCC Loan Document is, payable on the last business day of
each calendar month.

The Company

paid a

non-refundable structuring

and execution

fee of ZAR
1.7

million, or

$
0.1

million, including

value added
taxation, to RMB

on closing in

November 2022. The

Company paid a

non-refundable structuring and

execution fee

of ZAR
0.5

million,
excluding value added taxation, to the RMB on closing of the CCC Loan Document in September 2025.
Certain merchant finance loans receivable have been pledged as security for the revolving credit facility obtained from RMB.
Nedbank facility, comprising short-term facilities
As of

June 30,

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
RMB Bridge

Facilities,

comprising

a short-term

facility

obtained

in September

2024 and

amended

in December

2024

(all
repaid)
On September

30, 2024,

Lesaka SA

entered into

a Facility

Letter (the

“F2024 Facility

Letter”) with

RMB to

provided Lesaka
SA a ZAR
665.0

million funding facility

(the “Bridge Facility”).

The Bridge Facility

was used by

Lesaka SA to (i)

settle an amount
of ZAR
232.2

due

under the

Adumo

transaction (refer

to Note

3); (ii)

pay

Crossfin Holdings

(RF) Proprietary

Limited (“Crossfin
Holdings”) ZAR
207.2

million under a share purchase agreement concluded between Lesaka SA and Crossfin Holdings (refer to

Note
14); (iii) pay

an amount of

ZAR
147.5

million, which includes

interest, notified by

Investec to Adumo

and Lesaka SA

as a result

of
the transaction

described in

Note 3,

and (iv)

pay an

origination fee

of ZAR
7.6

million to

RMB. The

Facility also

provided Lesaka
with ZAR
70.0

million for transaction-related expenses.
On

December

10,

2024,

Lesaka

SA

and

RMB

entered

into

a

First

Addendum

to

the

Facility

Letter

(the

“F2024

Addendum
Letter”).

The F2024

Addendum

Letter provided

Lesaka SA

with an

additional ZAR
250.0

million general

banking facility

(“2024
GBF Facility”) which could be used for general corporate purposes. The Bridge Facility and 2024 GBF Facility were repaid in full on
February 28, 2025, utilizing funding obtained under the CTA

and the agreements were cancelled.

Interest on the

Bridge Facility and

the 2024 GBF Facility

was calculated at

the prime rate

plus
1.80
%. The Bridge

Facility and
the 2024

GBF Facility

were unsecured

and were

repaid in

full on

February 28,

2025, the

maturity date,

pursuant to

the refinancing
process.
Cancelled RMB Facilities,

as amended, comprising a

short-term facility (Facility E)

and long-term borrowings (all

repaid)
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
Facilities G and

H, which were obtained

to finance the acquisition

of Connect.

Facilities E, G and

H have been repaid

and cancelled
in February 2025 and there is
no

balance outstanding as of June 30, 2025.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued)
Cancelled RMB Facilities,

as amended, comprising a

short-term facility (Facility E)

and long-term borrowings (all

repaid)
(continued)
Short-term facility - Facility E
The available amount under Facility E was ZAR
0.9

billion ($
49.5

million, translated at exchange rates applicable as of

June 30,
2024). The Company cancelled

its Facility E facility agreement in

November 2024. The overdraft facility

could only be used to fund
ATMs

and therefore the overdraft utilized and converted to cash to fund the Company’s

ATMs

was considered restricted cash.
Interest on

the overdraft

facility was

payable on

the first

day of

the month

following utilization

of the

facility and

on the

final
maturity date based on the South African

prime rate. The overdraft facility amount utilized was

required to be repaid in full within

one
month of utilization and

at least
90
% of the amount

utilized was to be

repaid within
25 days
. The overdraft facility

was secured by a
pledge by

Lesaka SA

of, among

other things,

cash and

certain bank

accounts utilized

in the

Company’s

ATM

funding process,

the
cession

of

Lesaka

SA’s

shareholding

in

Cell

C,

the

cession

of

an

insurance

policy

with

Senate

Transit

Underwriters

Managers
Proprietary Limited, and any rights and claims Lesaka SA had against Grindrod Bank Limited.

As at June 30, 2024, the Company had
utilized approximately ZAR
0.1

billion ($
6.7

million) of this overdraft facility.

Long-term borrowings - Facility G and Facility H
On March

16, 2023,

the Company,

through Lesaka

SA, entered

into a

Fifth Amendment

and

Restatement Agreement,

which
included,

among

other

agreements,

an

Amended

and

Restated

Common

Terms

Agreement

(“Expired

CTA”),

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

Facility G

Agreement, Lesaka

SA was

entitled to

borrow up

to an
aggregate of approximately

ZAR
708.6

million. Facility G included

a term loan of

ZAR
508.6

million and a revolving

credit facility
of up to

ZAR
200

million. Pursuant to

the Facility H

Agreement, Lesaka SA

was entitled to

borrow up to

an aggregate of

approximately
ZAR
357.4

million.

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

the Expired CTA

and the Facility

G and Facility

H agreements

were cancelled.
Amounts translated at rates prevailing on the repayment date. The interest rate on these facilities was JIBAR plus a margin of
4.75
%.
Lesaka SA paid a

quarterly commitment fee computed at

a rate of
35
% of the Applicable

Margin (as defined in the

Expired CTA)
on the amount

of the revolving

credit facility outstanding and

such commitment fee was

capitalized, subject to

the cap discussed

above.
The Company used cash proceeds of ZAR
64.2

million ($
3.5

million) received from the sale of Finbond shares (refer to Note 9)
during the year ended June 30, 2024, to repay capitalized interest under

Facility G and Facility H.
Cancelled Connect Facilities, comprising long-term borrowings and a short-term facility (all repaid)
On March 22,

2023, the Company, through CCMS,

entered into a

First Amendment and

Restatement Agreement, which

included,
among other

agreements, an

Amended

and Restated

Facilities Agreement

(“CCMS Facilities

Agreement”)

with RMB.

The CCMS
Facilities Agreement was

amended to increase

the Facility B available

under the CCMS Facilities

Agreement by ZAR
200.0

million
to ZAR
550.0

million. The final

maturity date was

extended to December

31, 2027, and

scheduled principal repayments

were amended,
with

the

first

scheduled

repayment

commencing

from

March

31,

2026.

These

facilities

were

repaid

in

full

on

February

28,

2025,
utilizing funding

obtained under

the CTA

and the

agreements cancelled.

Prior to

settlement and

cancellation, the

Connect Facilities
included (i) an overdraft

facility (general banking

facility) of ZAR
170.0

million ($
9.2

million); (ii) CCMS Facility

A of ZAR
700.0
million ($
37.9

million); (iii) CCMS Facility B of ZAR
550.0

million ($
29.8

million) (both were fully utilized). Amounts translated at
rates prevailing on the repayment date.
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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
South Africa (continued)
Cancelled Connect Facilities, comprising long-term borrowings and a short-term facility (all repaid) (continued)
In February 2023, the Company,

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
Interest on CCMS Facility A and CCMS Facility B was payable quarterly in arrears based on JIBAR in effect from time to time
plus a margin.

RMB facility, comprising indirect facilities
The Company

had a

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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
Movement in short-term credit facilities
Summarized below are the Company’s short-term facilities as of June 30, 2025, and the movement in the Company’s short-term
facilities from as of June 30, 2024 to as of June 30, 2025:

RMB RMB Nedbank RMB RMB RMB
GBF Other Facilities Connect Bridge Facility E Total
Short-term facilities available as of
June 30, 2025 $
39,475
$
5,672
$
8,817
$
-
$
-
$
-
$
53,964
Overdraft

39,475
-
-
-
-
-
39,475
Indirect and derivative facilities

-
5,672
8,817
-
-
-
14,489
Movement in utilized overdraft
facilities:

Balance as of June 30, 2023
-
-
-
9,025
-
23,021
32,046
Utilized

-
-
-
2
-
182,988
182,990
Repaid
-
-
-
(2)
-
(199,640)
(199,642)
Foreign currency adjustment
(1)
-
-
-
326
-
368
694
Balance as of June 30, 2024
-
-
-
9,351
-
6,737
16,088
Restricted as to use for ATM
funding only
-
-
-
-
-
6,737
6,737
No restrictions as to use

-
-
-
9,351
-
-
9,351
Utilized

27,917
-
-
5,655
41,150
23,894
98,616
Repaid
(4,311)
-
-
(14,627)
(39,205)
(31,028)
(89,171)
Foreign currency
adjustment
(1)
863
-
-
(379)
(1,945)
397
(1,064)
Balance as of June 30, 2025
24,469
-
-
-
-
-
24,469
No restrictions as to use

24,469
-
-
-
-
-
24,469
Interest rate as of June 30, 2025
(%)
(2)
10.25
Interest rate as of June 30, 2024
(%) (3)
11.65
11.75
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2023
-
1,757
112
-
-
-
1,869
Foreign currency adjustment
(1)
-
64
4
-
-
-
68
Balance as of June 30, 2024
-
1,821
116
-
-
-
1,937
Foreign currency adjustment
(1)
-
43
3
-
-
-
46
Balance as of June 30, 2025 $
-
$
1,864
$
119
$
-
$
-
$
-
$
1,983
(1) Represents the effects of the fluctuations between the ZAR and the

U.S. dollar.
(2) RMB GBF interest is set at prime less
0.50
%.
(3) Facility E interest set at prime and the Connect facility at prime less
0.10
%.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption

interest expense
on

the

consolidated

statement

of

operations

during

the

years

ended

June

30,

2025

and

2024,

was

$
4.2

million

and

$
4.1

million,
respectively.
The

Company

cancelled

Adumo’s

overdraft

arrangements

on

October

1,

2024,

and

settled

Adumo’s

outstanding

overdraft
balance of ZAR
20.0

million ($
1.1

million) on the

same day.

The repayment is

included in the

caption repayment

of bank overdraft
included on the Company’s

consolidated statements of cash flows for the year ended June 30, 2025.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
Movement in long-term borrowings
Summarized below is the movement in the Company’s

long-term borrowing from as of June 30, 2024, to as of June 30, 2025:

Facilities
Lesaka A Lesaka B
Asset
backed CCC
(6)
Lesaka
G & H
Connect
A&B Total
Opening balance as of June 30,
2023 $
-
$
-
$
7,915
$
11,802
$
48,965
$
64,436
$
133,118
Facilities utilized
-
-
4,368
2,915
16,445
-
23,728
Facilities repaid
-
-
(4,205)
(3,353)
(12,515)
-
(20,073)
Non-refundable fees paid
-
-
-
-
-
-
-
Non-refundable fees amortized
-
-
-
48
351
48
447
Capitalized interest
-
-
-
-
7,214
-
7,214
Capitalized interest repaid
-
-
-
-
(6,109)
-
(6,109)
Foreign currency adjustment (1)
-
-
301
429
1,800
2,331
4,861
Included in current
-
-
3,878
11,841
-
-
15,719
Included in long-term
-
-
4,501
-
56,151
66,815
127,467
Opening balance as of June
30, 2024
-
-
8,379
11,841
56,151
66,815
143,186
Facilities utilized
116,652
54,112
3,184
5,091
11,022
-
190,061
Facilities repaid
-
-
(4,513)
(554)
(60,245)
(65,910)
(131,222)
Non-refundable fees paid
970
-
-
-
-
-
970
Non-refundable fees
amortized
248
-
-
21
116
32
417
Capitalized interest
-
-
-
-
5,033
-
5,033
Capitalized interest repaid
-
-
-
-
(11,077)
-
(11,077)
Foreign currency
adjustment (1)
2,505
2,209
129
495
(1,000)
(937)
3,401
Closing balance as of
June 30, 2025
120,375
56,321
7,179
16,894
-
-
200,769
Included in current
-
8,448
3,508
-
-
-
11,956
Included in long-term
120,375
47,873
3,671
16,894
-
-
188,813
Unamortized fees
(1,038)
-
-
-
-
-
(1,038)
Due within 2 years
-
11,265
2,269
-
-
-
13,534
Due within 3 years
-
16,896
1,015
-
-
-
17,911
Due within 4 years
121,413
19,712
379
16,894
-
-
158,398
Due within 5 years $
-
$
-
$
8
$
-
$
-
$
-
$
8
Interest rates as of June 30, 2025
(%):
10.54
10.44
11.50
11.70
-
-
Base rate (%)
7.29
7.29
10.75
10.75
-
-
Margin (%)
3.25
3.15
0.75
0.95
-
-
Footnote number (2) (3) (4) (5)
Interest rates as of June 30, 2024
(%):
-
-
12.50
12.70
13.10
12.10
Base rate (%)
-
-
11.75
11.75
8.35
8.35
Margin (%)
-
-
0.75
0.95
4.75
3.75
Footnote number (4) (5) (7)(8)(9) (10)
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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

BORROWINGS (continued)
Movement in long-term borrowings (continued)
(4) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
(5) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
(6) Amounts presented as of June 30, 2024, have been revised, refer to Note 1 for additional information. The amount as of June
30, 2024, was incorrectly classified as long-term borrowings, instead of as current portion of long-term borrowings.
(7) Prior to the amendment in

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
(8) Prior to the

amendment in March 2023,

interest on Facility H

is calculated based on

JIBAR in effect from

time to time plus
a margin of
2.00
% per

annum which increases

by a

further
2.00
% per

annum in the

event of

default (as defined

in the

Loan Documents).
(9) Interest on

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
(10) Interest on Facility A and Facility B is calculated based on JIBAR plus a margin,

of
3.75
%, in effect from time to time.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the consolidated

statement of operations

during the years

ended June 30,

2025, 2024

and 2023, was

$
16.9

million, $
16.1

million
and $
13.1

million, respectively.

Prepaid facility

fees amortized

included

in interest

expense during

the years

ended June

30, 2025,
2024 and

2023, was

$
0.4

million, $
0.4

million and

$
0.8

million, respectively.

Interest expense

incurred under

the Company’s

CCC
facility relates

to borrowings

utilized to

fund a portion

of the

Company’s

merchant finance

loans receivable

and interest expense

of
$
2.9

million, $
1.4

million, and $
1.4

million is included in the

caption cost of goods

sold, IT processing, servicing

and support on the
consolidated statement of operations for the years ended June 30,

2025, 2024 and 2023, respectively.
The Company

cancelled

Adumo’s

long-term

borrowings arrangements

on October

1, 2024,

and settled

Adumo’s

outstanding
balances

of ZAR
126.7

million

($
7.2

million) on

the same

day.

The repayment

is included

in the

caption

repayment of

long-term
borrowings included on the Company’s

consolidated statements of cash flows for the year ended June 30, 2025.
13.

OTHER PAYABLES
Summarized below is the breakdown of other payables as of June 30,

2025 and 2024:

June 30, June 30,
2025 2024
Vendor

wallet balances
$
19,529
$
14,635
Clearing accounts
6,766
17,124
Accruals
8,469
7,173
Provisions
8,497
7,442
Payroll-related payables
1,931
922
Value

-added tax payable
2,391
1,191
Deferred consideration due to seller of Recharger

(Note 3)
13,837
-
Other
10,659
7,563
$
72,079
$
56,051
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
for the years ended June 30, 2025 and 2024 and 2023
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
Issue of shares to Connect sellers pursuant to April 2022 transaction
The total purchase consideration pursuant to the Connect

acquisition in April 2022 includes
3,185,079

shares of the Company’s
common stock. These shares of common stock were issued in
three

equal tranches on each of the first, second and third anniversaries of the April 14,

2022 closing. The

Company legally issued
1,061,693

shares of its common

stock, representing the

third, second and
first tranche, to the

Connect sellers in each

of April 2025, 2024

and 2023, respectively, and this had no

impact on the number

of shares,
net of

treasury,

presented in

the consolidated

statement of

changes

in equity

during the

year ended

June 30,

2025, 2024

and 2023,
respectively because the
3,185,079

shares are included in the number of shares, net of treasury,

as of June 30, 2025, 2024 and 2023.
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
2025, 2024 and 2023:

2025 2024 2023
Number of shares, net of treasury:
Statement of changes in equity – common stock
81,249,097
64,272,243
63,640,246
Less: Non-vested equity shares that have not vested as of end of year (Note 17)
2,169,900
2,084,946
2,614,419
Number of shares, net of treasury excluding non-vested equity shares that have not vested
79,079,197
62,187,297
61,025,827
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
for the years ended June 30, 2025 and 2024 and 2023
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
The Company has entered

into a Policy Agreement with

the IFC Investors (the

“Policy Agreement”). The

material terms of the
Policy Agreement are described below.

Certain

IFC

Investors

were

investors

in

Adumo

and

the

Company

issued

an

aggregate

of
1,989,162

additional

shares

of

its
common stock at a price of $
4.79

to these IFC Investors pursuant to the Purchase Agreement (refer to Note 3). The Company and the
IFC Investors amended

and restated the

Policy Agreement

(“Amended and

Restated Policy Agreement”)

to include these

additional
shares issued to

the IFC Investors

to also be

covered by the

put right included

in the Amended

and Restated Policy

Agreement. The
Company also accounted for these
1,989,162

shares as redeemable common stock as a result of the put option.
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
for the years ended June 30, 2025 and 2024 and 2023
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
0.4

million on issuance of these
which is included

in the caption additional

paid-in-capital in the

consolidated statement of changes

in equity for the

year ended June
30, 2025.
Executed under share repurchase authorizations
On

February 2, 2025,

the

Company’s

Board

of

Directors

approved

a

share

repurchase

authorization

to

repurchase

up

to

an
aggregate of $
15

million of common stock. The authorization has no expiration date. This share repurchase authorization replaces our
$
100

million

share repurchase

authorization

which

was approved

on February

5, 2020. The

share repurchase

authorization

will be
used at management’s discretion, subject to limitations imposed by

SEC Rule 10b-18 and other

legal requirements and subject to

price
and

other

internal

limitations

established

by

the

Board.

Repurchases

will

be

funded

from

the

Company’s

available

cash.

Share
repurchases may be

made through open-market

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

June

30,

2025,

2024,

and

2023,
respectively,

under the

$
100

million authorization,

however,

it did

repurchase
371,187
,
319,522

and
352,994

shares of

its common
stock

from

its

employees

during

the

years

ended

June

30,

2025,

2024,

and

2023,

respectively,

refer

to

Note

17

for

additional
information regarding these repurchases.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.

ACCUMULATED OTHER

COMPREHENSIVE (LOSS) INCOME
The table below

presents the change

in accumulated other

comprehensive (loss) income

per component during

the years ended
June 30, 2025, 2024 and 2023:

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
489
489
Movement in foreign currency translation reserve

6,291
6,291
Balance as of June 30, 2024
(188,355)
(188,355)
Release of foreign currency translation reserve: liquidation of subsidiaries
6
6
Movement in foreign currency translation reserve related to equity-accounted investment
-
-
Movement in foreign currency translation reserve

2,685
2,685
Balance as of June 30, 2025 $
(185,664)
$
(185,664)
The movement in the

foreign currency translation reserve represents

the impact of translation

of consolidated entities which have
a functional currency (which is primarily ZAR) to the Company’s reporting currency, which is USD.
During the year ended June 30, 2025, the Company reclassified a loss of $
0.006

million from accumulated other comprehensive
loss (accumulated foreign currency translation reserve) to

net loss related to

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

of ADP

(including value-added

services such

as prepaid

airtime, prepaid

electricity and

bill payment);
software

solutions,

transaction processing

services; financial

inclusion products

and services,

and

secure payment

technology.

The
Company

operates

as

a

payment

processor

in South

Africa.

The

Company

offers

debit,

credit

and

prepaid

processing

and

issuing
services for

all major

payment networks.

In South

Africa, the

Company provides

innovative low-cost

financial inclusion

products,
including banking, lending and insurance.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.

REVENUE
Disaggregation of revenue
The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2025:

Merchant Consumer Enterprise Total
Processing fees $
125,292
$
31,685
$
28,070
$
185,047
South Africa
117,892
31,685
28,070
177,647
Rest of world
7,400
-
-
7,400
Technology

products
22,192
137
4,818
27,147
South Africa
21,929
137
4,818
26,884
Rest of world
263
-
-
263
Prepaid airtime sold
365,162
96
6,359
371,617
South Africa
338,197
96
6,359
344,652
Rest of world
26,965
-
-
26,965
Lending revenue
-
28,534
-
28,534
Interest from customers
7,231
5,038
-
12,269
Insurance revenue
-
20,052
-
20,052
Account holder fees
-
7,307
-
7,307
Other
4,373
3,159
196
7,728
South Africa
4,146
3,159
196
7,501
Rest of world
227
-
-
227
Total revenue, derived

from the following geographic
locations
524,250
96,008
39,443
659,701
South Africa
489,395
96,008
39,443
624,846
Rest of world
$
34,855
$
-
$
-
$
34,855
The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2024:

Merchant Consumer Enterprise Total
Processing fees $
90,889
$
24,979
$
26,484
$
142,352
South Africa
84,892
24,979
26,484
136,355
Rest of world
5,997
-
-
5,997
Technology

products
3,036
45
6,816
9,897
South Africa
2,829
45
6,816
9,690
Rest of world
207
-
-
207
Prepaid airtime sold
352,611
233
5,332
358,176
South Africa
332,391
233
5,332
337,956
Rest of world
20,220
-
-
20,220
Lending revenue
-
23,849
-
23,849
Interest from customers
6,096
-
-
6,096
Insurance revenue
-
12,117
-
12,117
Account holder fees
-
6,048
-
6,048
Other
3,437
1,940
310
5,687
South Africa
3,233
1,940
310
5,483
Rest of world
204
-
-
204
Total revenue, derived

from the following geographic
locations
456,069
69,211
38,942
564,222
South Africa
429,441
69,211
38,942
537,594
Rest of world
$
26,628
$
-
$
-
$
26,628

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.

REVENUE (continued)
The

following

table

represents

our

revenue

disaggregated

by

major

revenue

streams,

including

reconciliation

to

operating
segments for the year ended June 30, 2023:

Merchant Consumer Enterprise Unallocated Total
Processing fees $
84,542
$
26,159
$
26,739
$
1,469
$
138,909
South Africa
79,218
26,159
26,739
1,469
133,585
Rest of world
5,324
-
-
-
5,324
Technology

products
4,691
1,253
14,326
-
20,270
South Africa
4,454
1,253
14,326
-
20,033
Rest of world
237
-
-
-
237
Prepaid airtime sold
317,429
45
5,327
-
322,801
South Africa
300,766
45
5,327
-
306,138
Rest of world
16,663
-
-
-
16,663
Lending revenue
-
19,504
-
-
19,504
Interest from customers
5,778
-
-
-
5,778
Insurance revenue
-
9,677
-
-
9,677
Account holder fees
-
5,610
-
-
5,610
Other
4,122
553
747
-
5,422
South Africa
3,933
553
747
-
5,233
Rest of world
189
-
-
-
189
Total revenue, derived

from the
following geographic locations
416,562
62,801
47,139
1,469
527,971
South Africa
394,149
62,801
47,139
1,469
505,558
Rest of world
$
22,413
$
-
$
-
$
-
$
22,413
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
Plan is fixed and

cannot be increased without

shareholder approval, the

2022 Plan expires by

its terms upon a

specified date, and

no
new stock options

are awarded automatically

upon exercise of

an outstanding

stock option. Shareholder

approval is required

for the
repricing of awards or the implementation of any award exchange progra

m.

The Plan permits Lesaka to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its

common stock. The Remuneration
Committee of the Company’s Board

of Directors (“Remuneration Committee”) administers the 2022 Plan.
The total

number of

shares of

common stock

issuable under

the 2022

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

2022 Plan or outstanding awards, the maximum

number of shares issuable pursuant to awards,
the exercise price for awards, and other affected terms of awards to reflect such event. No awards may be granted under the 2022 Plan
after September 7, 2032, but awards granted on or before such date may extend to later dates.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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

ended June 30, 2025 and 2024:

2025 2024
Expected volatility

43
%
56
%
Expected dividends

0
%
0
%
Expected life (in years)

2.0
5.0
Risk-free rate

4.32
%
2.09
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

and non-forfeitable

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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Amended and Restated Stock Incentive Plan (continued)
Restricted Stock (continued)
Market Conditions - Restricted Stock Granted in November 2024
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

During the years ended

June 30, 2025, 2024

and 2023, respectively,
380,775
,
388,908

and
412,487

shares of restricted stock vested, and
190,378
,
194,454

and
206,239

restricted stock units vested, the

maximum
amount possible,

and were

converted to

shares of

common stock.

Employees elected

for
173,354
,
166,087

and
72,081

shares to

be
withheld

from
173,468
,
166,167

and
164,687

restricted

stock units

which

vested,

and

which were

converted

to shares,

in order

to
satisfy

the

withholding

tax

liability

on

the

vesting

of

these

and

other

shares.

The
173,354
,
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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity

Options
The following table summarizes stock option activity for the years ended

June 30, 2025, 2024 and 2023:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - July 1, 2022
926,225
4.14
6.60
1,249
1.60
Exercised
(158,659)
3.04
-
200
-
Forfeited
(94,292)
3.99
-
1.81
Outstanding - June 30, 2023
673,274
4.37
5.14
239
1.67
Granted – June 2024
500,000
3.50
5.17
880
1.76
Granted – June 2024
1,000,000
6.00
4.60
1,690
1.69
Granted – June 2024
1,000,000
8.00
4.60
1,300
1.30
Granted – June 2024
1,000,000
11.00
4.60
920
0.92
Granted – June 2024
1,000,000
14.00
4.60
685
0.69
Exercised
(54,287)
2.25
-
71
-
Forfeited
(200,739)
3.96
-
1.42
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
Granted – December 2024
350,000
6.00
2.00
433
1.24
Granted – December 2024
250,000
8.00
2.00
177
0.71
Granted – January 2025
100,000
8.00
2.00
71
0.71
Granted – January 2025
150,000
11.00
2.00
107
0.71
Granted – January 2025
150,000
14.00
2.00
123
0.82
Exercised
(38,011)
3.02
-
72
-
Forfeited
(13,333)
11.23
-
8.83
Outstanding - June 30, 2025
5,866,904
8.71
3.55
703
1.20
These options have an exercise price range of $
3.01

to $
14.00
.
The Company

awarded
1,000,000

and
4,500,000

stock options

to employees

during the

years ended

June 30,

2025 and

2024,
respectively.
No

stock options were awarded during the year ended June 30, 2023.

The Company awarded
1,000,000

stock options during the

year ended June 30, 2025

with strike prices ranging

from $
6

to $
14
.
These stock options

will vest on December

31, 2026, and vesting

is subject to the

executive officers continued

employment with the
Company through to the vesting date. The
1,000,000

stock options expire on January 31, 2029.

The
4,500,000

stock options awarded

during the year

ended June 30,

2024, were awarded

to Mr.

Mazanderani, the Company’s
Executive Chairman, and
500,000

of these stock options were granted pursuant to the 2022 Plan and
4,000,000

were granted pursuant
to shareholder approval which was

obtained on June 3, 2024. The
500,000

options vested on December 3, 2024,

the first anniversary
of the grant date, and were subject to Mr. Mazandarani’s continued services as Executive Chair through the vesting date. The
500,000
options were scheduled

to vest immediately

if Mr.

Mazanderani’s employment

was terminated by

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
4,000,000

stock options

may only be

exercised during

a period commencing

from January

31, 2028 to

January 31,
2029.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity (continued)
Options (continued)
During

the

years

ended

June 30,

2025,

2024

and

2023,

an additional
26,982

(which

excludes

the
500,000

options

discussed
earlier),
116,063

and
327,965

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

June 30, 2025, 2024 and 2023, the Company
received approximately

$
0.1

million, $
0.2

million and

$
0.5

million from

the exercise

of
38,011
,
54,287

and
158,659

stock options,
respectively.

During

the

years

ended

June

30,

2025,

2024

and

2023,

employees

forfeited
13,333
,
200,739
,

and
94,292

stock

options,
respectively. The

stock options forfeited had strike prices ranging from $
3.01

to $
11.23
.
The following table presents stock options vested and expected to vest as of

June 30, 2025:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested

and expecting to vest - June 30, 2025
5,866,904
8.71
3.55
703
These options have an exercise price range of $
3.01

to $
14.00
, and include the
4,000,000

options awarded in June 2024.
The following table presents stock options that are exercisable as of June

30, 2025:

Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - June 30, 2025
869,570
3.98
3.95

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity

(continued)
Restricted stock
The following table summarizes restricted stock activity for the years ended June 30, 2024 and 2023:

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
Granted - June 2023
23,828
124
Granted - December 2022 - performance awards
257,868
596
Total vested
(742,464)
3,171
Vested

– July 2022
(78,801)
410
Vested

– November 2022
(59,833)
250
Vested

– December 2022
(7,060)
29
Vested

– February 2023
(19,179)
83
Vested

– March 2023
(69,286)
326
Vested

– April 2023
(418,502)
1,721
Vested

– May 2023
(61,861)
217
Vested

– June 2023
(27,942)
135
Granted - December 2022
300,000
1,365
Vested

- December 2022
(300,000)
1,365
Total forfeitures
(114,365)
554
Forfeitures - employee terminations
(34,365)
138
Forfeitures – February 2020 award with market conditions

(80,000)
416
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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity

(continued)
Restricted stock (continued)
The following table summarizes restricted stock activity for the year ended June 30, 2025:

Number of shares of
restricted stock
Weighted average grant
date fair value
($’000)
Non-vested – June 30, 2024
2,084,946
8,736
Total granted
1,433,610
5,381
Granted – August 2024
32,800
154
Granted – October 2024
100,000
490
Granted – November 2024, with performance conditions
1,198,310
4,206
Granted – January 2025
65,000
354
Granted - April 2025
37,500
177
Total vested
(1,197,944)
5,742
Vested

– July 2024
(78,801)
394
Vested

– November 2024, with performance conditions
(213,687)
1,134
Vested

– November 2024
(103,638)
524
Vested

– December 2024
(77,306)
417
Vested

– February 2025
(13,922)
68
Vested

– March 2025
(69,287)
328
Vested

– April 2025
(385,787)
1,737
Vested

– June 2024
(255,516)
1,140
Total forfeitures
(150,712)
728
Forfeitures - employee terminations
(121,591)
571
Forfeitures – December 2021 awards with market condition
(29,121)
157
Non-vested – June 30, 2025
2,169,900
7,833
Awards granted
In August

2024, October

2024, January

2025 and April

2025, respectively,

the Company granted
32,800
,
100,000
,
65,000

and
37,500

shares of

restricted

stock to

employees which

have time-based

vesting

conditions and

which

are subject

to the

employee’s
continued employment with the Company through the applicable vesting dates. In November 2024, the Company awarded
1,198,310
shares of restricted stock to executive

officers and employees which contained time and

performance-based (market conditions related
to share price performance) vesting conditions.
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
,
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
The Company has agreed

to grant an advisor
5,500

shares per month in

lieu of cash for services

provided to the Company.

The
Company and

the advisor have

agreed that the

Company will issue

the shares to

the advisor,

in arrears, on

a quarterly basis.

During
the year ended June 30, 2025, the Company recorded a stock-based compensation charge of $
0.4

million and included the issuance of
66,000

shares of common stock in its issued and outstanding share count.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.

STOCK-BASED COMPENSATION

(continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Awards granted

(continued)
Effective January 1,

2022, the Company agreed

to grant an advisor

shares in lieu of

cash for services provided

to the Company
during a contract

term that was scheduled

to expire on

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

During the

year ended

June 30,

2023, the

Company recorded

a stock-based

compensation charge

of $
0.2

million and
included the issuance of
32,405

shares of common stock in its issued and outstanding share count.
Awards vested
During the years ended June 30, 2025, 2024 and 2023, respectively,
1,197,944
,
1,002,241

and
742,464

shares of restricted stock
with time-based and performance-based vesting conditions vested. The June 30, 2025, shares include
78,801

shares of restricted stock
granted to

Mr.

Meyer, our

former Group

CEO, which

vested in

July 2024,

and
103,638

shares of

restricted stock

with performance
conditions (share price targets) which vested in November 2024, following the achievement of the agreed performance condition. The
June 30,

2024, shares

of stock vesting

includes
58,652

shares with

a performance-based

condition related

to the

achievement of

the
2021 to 2024 financial

services plan. The fair

value of restricted stock

which vested during the

years ended June 30,

2025, 2024

and
2023, was $
5.9

million, $
5.2

million and $
3.2

million, respectively.
In November 2024,
27,546

shares of restricted stock granted to Mr.

Mali vested and he elected for
12,396

shares to be withheld
to satisfy

the withholding

tax liability

on the

vesting of

these shares.

In addition,

in November

and December

2024 and

February,
April, May and June

2025, an aggregate of
556,889

shares of restricted stock

granted to employees vested

and they elected for
185,437
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
197,833

(
12,396

plus
185,437
),
153,435

(
25,020

plus
128,415
) and
250,874

(
35,460

plus
25,020

plus
190,394
) shares have
been included in our treasury shares for the year ended June 30,

2025, 2024 and 2023, respectively.
Awards forfeited
During the

year ended

June 30,

2025,
29,121

shares of

restricted stock

were forfeited

by an

employee as

the market

condition
(related to share price

performance) were not achieved.

During the year ended

June 30, 2025, employees

forfeited
121,591

shares of
restricted stock following their termination of employment with the Company.
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
for the years ended June 30, 2025 and 2024 and 2023
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

was comprised

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
five-year

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
. The trustees have the
discretion to determine how

the Lesaka ESOP Trust

should vote shares of the

Company common stock held on

matters requiring the
Company’s shareholders

approval. The decisions by the trustees are decided by a majority vote.
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
for the years ended June 30, 2025 and 2024 and 2023
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

units were

measured at

their grant

date fair

value using

a Black
Scholes valuation model.

A B unit represent

s

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
two year
’s

service

with

the

Company,

with

criteria

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

of $
4.50

(the
closing price

less a
10
% discount)

and is

expected to

grow by
3
% per

annum through

to April

1, 2030.

The Company

estimated a
forfeiture rate of
8
% per annum. The

fair value of

each A unit is

estimated on the

date of grant

using Black-Scholes model

that uses
the assumptions noted in the table below. The estimated expected volatility is generally calculated based on the Company’s 1,251 -day volatility.

The

estimated

expected

life

of

the

option

was

determined

as

the

period

from

grant

date

through

to

the

vesting

date

in
February 2030. The table below

presents the range of assumptions used

to value options granted during the

years ended June 30, 2025:

2025
Expected volatility

46
%
Expected dividends

0
%
Expected life (in years)

4.9
Risk-free rate

4.17
%
Stock-based compensation charge and unrecognized compensation cost
The Company has

recorded a net stock

compensation charge

of $
9.5

million, $
7.9

million and $
7.3

million for the

years ended
June 30, 2025, 2024 and 2023, respectively,

which comprised:

Total

charge
Allocated to IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Year

ended June 30, 2025
Stock-based compensation charge

$
9,482
$
-
$
9,482
Stock-based compensation charge related to ESOP
157
-
157
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(89)
-
(89)
Total - year ended June

30, 2025
$
9,550
$
-
$
9,550
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
for the years ended June 30, 2025 and 2024 and 2023
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
As of June

30, 2025, the

total unrecognized

compensation cost related

to stock options

was approximately

$
5.3

million, which
the

Company

expects

to

recognize

over

approximately
two years
.

As of

June

30,

2025,

the

total

unrecognized

compensation

cost
related to restricted stock awards was approximately $
5.0

million, which the Company expects to recognize over approximately three
years
.
Income tax consequences
During the years ended June 30, 2025, 2024 and 2023, the

Company recorded a deferred tax benefit of $
1.0

million, $
0.7

million
and

$
0.6

million, respectively,

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
18.

INCOME TAXES
Income tax expense
The table below presents the

components of (loss) income before

income tax (benefit) expense

for the years ended June

30, 2025,
2024 and 2023:

2025 2024 2023
South Africa $
(34,317)
$
(4,405)
$
(21,308)
United States
(12,322)
(8,705)
(10,755)
Other
(1)
(59,307)
312
(203)
Loss before income tax (benefit) expense $
(105,946)
$
(12,798)
$
(32,266)
(1) Amount

for the

year ended

June 30,

2025, includes

the impact

of the

change in

fair value

of equity

securities discussed

in
Note 6 related to MobiKwik.
Presented below

is income tax

expense (benefit)

by location of

the taxing

jurisdiction for the

years ended

June 30, 2025,

2024
and 2023:

2025 2024 2023
Current tax expense $
5,757
$
5,766
$
6,317
South Africa
5,582
5,634
6,317
Other
175
132
-
Deferred tax (benefit) expense

(23,955)
(2,712)
(7,442)
South Africa
(13,817)
(2,716)
(7,490)
United States
(10,120)
-
-
Other
(18)
4
48
Foreign tax credits generated – United States
-
309
115
Change in tax rate – South Africa
-
-
(1,299)
Income tax (benefit) expense

$
(18,198)
$
3,363
$
(2,309)
There were
no

changes to the

enacted income tax

rate in the

years ended June

30, 2025 and

2024 in any

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

on that date. This resulted in

the
inclusion of an

income tax benefit

of $
1.3

million in the Company’s

income tax (benefit)

expense line in

its consolidated statements
of operations for the

year ended June

30, 2023, as

a result of

the reversal of

a portion of

the deferred tax

assets and liabilities

recognized
as of December 31, 2022.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Income tax expense (continued)
The Company’s current tax expense for the

year ended June 30,

2025, was higher than

the previous year due

to the higher taxable
income generated by the Company’s subsidiaries during the year ended June 30, 2025, primarily due to the acquisition of Adumo and
Recharger, and improved profitability generated from the Consumer operating segment, compared with the year ended June 30, 2024.
The Company’s

deferred tax

(benefit) expense

for the year

ended June

30, 2025,

was higher

compared with

the previous year
due

to

reversal

of

the

deferred

tax

liability

(a

benefit)

related

to

the

change

in

the

carrying

amount

of

our

entire

investment

in
MobiKwik,

the

inclusion

of

the deferred

tax

benefit

recorded

during

the

year

ended

June 30,

2025,

related

to

the

amortization

of
intangible

assets

recognized

due

to

the

acquisition

of

Adumo

and

Recharger

and

the

reversal

of

$
12.8

million

related

to

certain
valuation allowances created in prior years following (i) an improvement in profitability of certain of the Company’s subsidiaries and
(ii) a change in judgment on the

need for a valuation allowance of $
11.4

million related to an entity which the

Company believes has
achieved sustainable

profitability.

During the

year the

Company recognized

a benefit

for operating

loss carryforwards

generated of
$
6.8

million where the related deferred

tax asset was not offset by

a valuation allowance. During the

year the Company recognized a
valuation

allowance

related

to an

operating

loss carryforward

of $
6.0

million

following a

determination

by the

management,

after
considering both positive and negative evidence, that the operating loss carryforward would not be realized.
The Company’s deferred tax (benefit) expense for the year ended June

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

During the years

ended June 30,

2025, 2024 and

2023, the Company

incurred net operating

losses through certain

of its South
African wholly-owned

subsidiaries and recorded

a deferred tax

benefit related to

these losses. However,

the Company

has created a
valuation allowance for certain of these net operating losses which reduced the deferred tax benefit recorded. Net operating losses and
associated

valuation

allowance

created

during

the

year

ended

June

30,

2025,

were

lower

then

in

previous

periods

due

to

the
improvement in operating performance by the Company’s

subsidiaries.

A reconciliation

of income

taxes, calculated

at the

fully-distributed South

African income

tax rate

to the

Company’s

effective
tax rate, for the years ended June 30, 2025, 2024 and 2023, is as follows:

2025 2024 2023
Income taxes at South African income tax rates
27.00
%
27.00
%
27.00
%
Non-deductible interest expense
(1.29)
%
(24.55)
%
-

-

Movement in valuation allowance
5.62
%
(22.15)
%
(17.66)
%
Non-deductible transaction costs
(4.19)
%
(5.91)
%
-

-

Goodwill impairment
(4.22)
%
-

-

-

-

Capital gains tax rate differential
-

-

1.62
%
(0.51)
%
Prior year adjustments
0.22
%
(1.37)
%
7.60
%
Non-deductible items
(3.23)
%
(1.11)
%
(13.28)
%
Foreign tax credits
0.03
%
0.19
%
-
Foreign tax rate differential
(2.77)
%
-
(0.02)
%
Change in tax laws – South Africa
-
-
4.03
%
Effective tax rate
17.17
%
(26.28)
%
7.16
%
Percentages included

in the 2024

column in the

reconciliation of income

taxes presented above

are specifically impacted

by the
loss incurred

by

the

Company

during

the

years

ended

June 30,

2024.

For

instance,

for

the

year

ended

June

30,

2024,

income

tax
expense of $
3.4

million represents (
26.28
%) multiplied by the loss before tax (benefit) expense of $(
12,798
).

Movement

in the

valuation

allowance for

the year

ended June

30, 2025,

includes the

impact of

the reversal

of the

allowances
created

in previous

periods related

to certain

net operating

loss carryforwards

which the

Company

believes are

no longer

required
following improved and sustained profitability generated by certain of the Company’s subsidiaries. Non-deductible items for the year
ended

June

30,

2025,

includes

transactions

costs

and

interest

expense

incurred

which

the Company

cannot

deduct

for

income

tax
purposes.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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
liabilities and

carryforwards measured

using enacted

tax rates

in effect

for the

year in

which the

items are

expected to

reverse. The
primary components of the temporary differences and carryforwards that gave rise to the Company’s deferred tax assets and liabilities as of June 30, and their classification, were as follows:

June 30, June 30,
2025 2024
Total

deferred tax assets
Equity investments $
29,475
$
28,786
Capital loss carryforwards
7,094
9,253
Net operating loss carryforwards
63,740
42,025
Foreign tax credit carryforwards
12,300
32,527
Provisions and accruals
6,648
3,294
Other
4,604
4,494
Total

deferred tax assets before valuation allowance
123,861
120,379
Valuation

allowances
(107,252)
(114,687)
Total

deferred tax assets, net of valuation allowance
16,609
5,692
Total

deferred tax liabilities:
Intangible assets
36,403
29,918
Equity investments
-
10,354
Other
1,573
102
Total

deferred tax liabilities
37,976
40,374
Reported as
Long-term deferred tax assets, net
12,554
3,446
Long-term deferred tax liabilities, net
33,921
38,128
Net deferred tax liabilities $
21,367
$
34,682
Decrease in total net deferred tax liabilities
Equity investments,

an asset
Equity investments as

of June 30, 2025 and

2024, comprises the

temporary differences arising

from the difference

between the
amount paid for Cell C in

August 2017 and the its financial statements

carrying amount as of the respective

year end, of $
0.0

million
(nil), and the difference between the amount paid for CPS in 2004 and the its financial statement carrying amount as of the respective year end,

of $
0.0

million (nil).

The change

in Equity

investments also

includes the

impact of

currency changes

between the

South
African Rand against the United States dollar.
Capital loss carryforwards
Capital

loss

carryforwards

as

of

June

30,

2025

and

2024,

comprises

the

temporary

differences

arising

from

the

disposal

of
Finbond which resulted in the generation of capital loss carryforwards in South Africa of $
17.7

million and capital loss carryforwards
in the

United States

of $
15.5

million. Capital

loss carryforwards

in South

Africa do

not expire,

and capital

loss carryforward

in the
United States expired

after five years, between

2026 and 2030.

The change in Capital

loss carryforwards also

includes the impact

of
currency changes between the South African Rand against the United States dollar.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Deferred tax assets and liabilities (continued)
Decrease in total net deferred tax liabilities (continued)
Foreign tax credit

carryforwards
Foreign tax credit carryforwards

as of June 30, 2025

and 2024, comprises foreign

tax credits generated from

distributions from
Lesaka’s

subsidiaries.

The tax

credits as

of June

30,

2025, expire

in June

2026.

During the

year

ended June

30, 2025,

foreign

tax
credits of $
20.2

million expired.
Net operating loss carryforwards
Net operating

loss carryforwards

have increased

primarily due

to pre-existing

net operating

loss carryforwards

recognized by
certain

subsidiaries

as of

the

acquisition

date

of

these

subsidiaries,

as well

as

due

to

losses incurred

by

certain

of the

Company’s
subsidiaries and the impact of currency changes between the South African

Rand against the United States dollar, which was partially
offset

by

net

operating

losses

carryforwards

utilized

during

the

year

following

improved

profitability

generated

by

certain

of

the
Company’s subsidiaries.
Intangibles assets
Intangible assets include intangible

assets recognized related to the

acquisition of Adumo and

Recharger during the year
ended June

30, 2025

(refer to

Note 3),

and Connect

during the

year ended

June 30,

2022 and

have increased

compared to

June 30,
2024, due to the acquisition of Adumo and Recharger,

which was partially offset by the amortization of the intangible assets.
Equity investments
Equity investment

includes our

investment in

MobiKwik (refer

to Note

9) as

of June

30, 2024.

The Company

disposed of

its
entire investment in MobiKwik

during the year

ended June 30,

2025, and have

released the deferred

tax liability previously

recognized.
Decrease in valuation allowance
At June

30, 2025,

the Company

had deferred

tax assets

of $
16.6

million (2024:

$
5.7

million), net

of the

valuation allowance.
Management believes,

based on

the weight

of available

positive and

negative evidence

it is

more likely

than not

that the

Company
will realize

the benefits

of these

deductible temporary

differences and

carryforwards, net

of the

valuation allowance.

However,

the
amount of the deferred tax asset considered realizable could be adjusted in the near term if estimates of taxable income are revised.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.

INCOME TAX (continued)
Deferred tax assets and liabilities (continued)
Decrease in valuation allowance

(continued)
At June

30, 2025,

the Company

had a

valuation allowance

of $
107.3

million (2024:

$
114.7

million) to

reduce its

deferred tax
assets to the estimated realizable value. The

movement in the valuation allowance for the years

ended June 30, 2025, 2024 and 2023,
is presented below:

Total
Equity
investments
Capital loss
carry-
forwards
Net
operating
loss carry-
forwards
Foreign tax
credit
carry-
forwards Other
July 1, 2023 $
109,120
$
27,782
$
8,485
$
38,381
$
32,599
$
1,873
Charged to statement of operations
5,061
-
665
3,163
-
1,233
Reversed to statement of operations
(1,865)
-
-
(1,793)
(72)
-
Foreign currency adjustment
2,371
1,004
103
1,215
-
49
Net change in the valuation allowance
5,567
1,004
768
2,585
(72)
1,282
June 30, 2024
114,687
28,786
9,253
40,966
32,527
3,155
Charged to statement of operations
6,241
-
977
4,063
-
1,201
Reversed to statement of operations
(12,846)
-
-
(10,685)
-
(2,161)
Utilized
(25,528)
-
(3,226)
(2,002)
(20,227)
(73)
Acquired in business combinations
22,976
-
-
20,354
-
2,622
Foreign currency adjustment
1,722
690
90
887
-
55
Net change in the valuation allowance
(7,435)
690
(2,159)
12,617
(20,227)
1,644
June 30, 2025 $
107,252
$
29,476
$
7,094
$
53,583
$
12,300
$
4,799
Net operating loss carryforwards and foreign tax credit carryforwards
South Africa
Net

operating

loss

carryforwards

generated

in

South

Africa

of

$
212.1

million

are

carried

forward

indefinitely,

but

the

loss
carryforward

that

may

be

used

against

future

taxable

income

is

limited

to

80%

of

taxable

income

before

the

net

operating

loss
deduction.
United States
Net operating

loss carryforwards

generated in

the United

States of

$
30.8

million are

carried forward

indefinitely,

but the

loss
carryforward

that

may

be

used

against

future

taxable

income

is

limited

to

80%

of

taxable

income

before

the

net

operating

loss
deduction.
Lesaka had
no

net unused foreign

tax credits

that are more

likely than

not to

be realized as

of June

30, 2025 and

2024, respectively.
Unrecognized tax benefits
As of June 30, 2025 and 2024, the Company had
no

unrecognized tax benefits. The Company files income tax returns mainly in
South Africa,

Botswana, Namibia and in the U.S. federal jurisdiction. As of June 30, 2025, the Company’s South African subsidiaries are no longer

subject to income

tax examination by the

South African Revenue Service

for periods before

June 30, 2020.

The Company
is subject to

income tax

in other

jurisdictions outside

South Africa,

none of which

are individually

material to its

financial position,
statement of cash flows, or results of operations.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
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

June 30, 2025,

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

2025, 2024 and 2023,
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
188,632
,
46,777

and
112,783

shares of common stock from
the calculation of diluted

loss per share during

the years ended June 30,

2025, 2024 and 2023, respectively,

because the effect would
be antidilutive.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.

(LOSS) EARNINGS PER SHARE (continued)
The following

table presents net

loss attributable

to Lesaka

and the share

data used in

the basic and

diluted (loss)

earnings per
share computations using the two-class method for the years ended

June 30, 2025, 2024 and 2023:

2025 2024 2023
(in thousands except percent and per share data)
Numerator:
Net loss attributable to Lesaka $
(87,504)
$
(17,440)
$
(35,074)
Undistributed loss
(87,504)
(17,440)
(35,074)
Percent allocated to common shareholders
(Calculation 1)
97%
95%
95%
Numerator for loss per share: basic and diluted $
(84,557)
$
(16,651)
$
(33,407)
Denominator
Denominator for basic loss per share:
weighted-average common shares outstanding
73,891
61,276
60,134
Effect of dilutive securities:
Denominator for diluted loss per share: adjusted weighted average common shares outstanding and assumed conversion
73,891
61,276
60,134
Loss per share:
Basic

$
(1.14)
$
(0.27)
$
(0.56)
Diluted

$
(1.14)
$
(0.27)
$
(0.56)
(Calculation 1)
Basic weighted-average common shares outstanding (A)

73,891
61,276
60,134
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)

76,466
64,179
63,134
Percent allocated to common shareholders

(A) / (B)

97%
95%
95%
Options to purchase
6,493,683
,
4,737,543

and
276,616

shares of the Company’s

common stock at prices ranging

from $
4.87

to
$
14.00

(2025 and 2024) and $
4.87

to $
11.23

(2023) per share were outstanding during the year ended

June 30, 2025, 2024 and 2023,
respectively,

but were not

included in the

computation of diluted

(loss) earnings per

share because the

options’ exercise prices

were
greater than the average market price of the Company’s common shares. The options, which expire at various dates through February
3, 2032, were still outstanding as of June 30, 2025.
20.

SUPPLEMENTAL CASH

FLOW INFORMATION
The following table presents supplemental cash flow disclosures for the years ended June 30, 2025, 2024 and 2023:

2025 2024 2023
Cash received from interest

$
2,576
$
2,277
$
1,841
Cash paid for interest

$
18,077
$
17,381
$
13,278
Cash paid for income taxes, net of refunds received

$
6,481
$
6,506
$
7,200
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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.

SUPPLEMENTAL CASH

FLOW INFORMATION

(continued)
Disaggregation of cash, cash equivalents and restricted cash
Cash, cash equivalents

and restricted cash

included on

the Company’s

consolidated statement

of cash flows

includes restricted
cash related

to cash

withdrawn from

one of

the Company’s

debt facilities

to fund

ATMs.

This facility

was cancelled

in November
2024. The Company was only permitted to use this cash to fund ATMs and this cash was considered restricted as to use and therefore was classified as restricted

cash. Cash, cash equivalents

and restricted cash also

includes cash in certain

bank accounts that has

been
ceded to Nedbank. As this cash has been pledged and ceded it may not be drawn and is considered restricted as to use and therefore is classified as

restricted cash

as well.

Refer to

Note 12

for additional

information regarding

the Company’s

facilities. The

following
table presents the disaggregation of cash, cash equivalents and restricted cash as of June 30, 2025, 2024 and 2023:

2025

2024

2023

Cash and cash equivalents $
76,520
$
59,065
$
35,499
Restricted cash
119
6,853
23,133
Cash, cash equivalents and restricted cash $
76,639
$
65,918
$
58,632
Leases
The following

table presents

supplemental

cash flow

disclosure related

to leases

for the

years ended

June 30,

2025, 2024

and
2023:

2025

2024

2023

Cash paid related to lease liabilities
Operating cash flows from operating leases $
4,834
$
3,238
$
2,866
Right-of-use assets obtained in exchange for lease obligations
Operating leases $
5,707
$
4,800
$
983
21.

OPERATING SEGMENTS
Operating segments
The Company discloses segment information as reflected in the management information systems reports that its chief operating
decision maker (“CODM”) uses in making decisions and to report certain entity-wide disclosures about products and services, and the countries in which the entity holds material assets or reports material revenues.
Change to internal reporting structure and recast

of previously reported information
The

Company

currently

has
three

reportable

segments:

Merchant,

Consumer

and

Enterprise.

The

Company’s

CODM

is

the
Company’s Executive Chairman. During the second quarter of fiscal 2025, he changed the Company’s operating and internal reporting
structures to present a new segment, Enterprise, separately. The

CODM has decided to analyze the Company’s operating performance primarily based on these three operational lines, namely,

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
for the years ended June 30, 2025 and 2024 and 2023
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

ADP (select

prepaid solutions,

supplier-enabled payments,
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

sentences

below

(“Segment

Adjusted

EBITDA”),

the

Company’s

reportable
segments’ measure of profit or loss.

The

Company

obtained

a

general

lending

facility

in

February

2025,

which

has

been

partially

used

to

fund

a

portion

of

its
Consumer

lending

during

the

four

months

ended

June

30,

2025,

and

interest

related

to

these

borrowings

have

been

allocated

to
Consumer.

The Company also

included an

intercompany interest expense

in its Consumer

Segment Adjusted

EBITDA for

the eight
months ended February 28, 2025.

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

(loss)

gain

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
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.

OPERATING SEGMENTS

(continued)
Reallocation of certain activities among operating segments in Q2

2025 (continued)
Our

CODM

does

not

review

the

components

of

segment

selling,

general

and

administration

expenses

and

is

presented

with
reports which include revenue, net revenue (a non-GAAP measure)

and segment adjusted EBITDA.
The table below presents

the reconciliation of revenue from

external customers to the

reportable segment’s

revenue, significant
expenditures, the Company’s reportable segment’s measure of profit or loss, and certain other

segment information for the

years ended
June 30, 2025, 2024 and 2023, respectively,

is as follows:

Year

ended June 30, 2025
Merchant Consumer Enterprise Unallocated Total
Revenue from external customers $
524,250
$
96,008
$
39,443
$
-
$
659,701
Intersegment revenues
2,348
-
3,113
-
5,461
Segment revenue
526,598
96,008
42,556
-
665,162
Less segment-related expenses:
Cost of goods sold, IT processing, servicing and
support
425,787
35,603
32,549
-
493,939
Selling, general and administration
(1)(2)
64,616
36,456
8,720
-
109,792
Segment adjusted EBITDA $
36,195
$
23,949
$
1,287
$
-
$
61,431
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
10,997
$
968
$
371
$
21,385
$
33,721
Expenditures for long-lived assets $
18,117
$
1,500
$
1,482
$
-
$
21,099
Year

ended June 30, 2024
Merchant Consumer Enterprise Unallocated Total
Revenue from external customers $
456,069
$
69,211
$
38,942
$
-
$
564,222
Intersegment revenues
3,721
-
7,955
-
11,676
Segment revenue
459,790
69,211
46,897
-
575,898
Less segment-related expenses:
Cost of goods sold, IT processing, servicing and
support
393,618
23,165
37,424
-
454,207
Selling, general and administration
(1)(3)
37,002
33,367
6,542
-
76,911
Segment adjusted EBITDA $
29,170
$
12,679
$
2,931
$
-
$
44,780
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
8,141
$
734
$
402
$
14,388
$
23,665
Expenditures for long-lived assets $
11,202
$
1,317
$
146
$
-
$
12,665

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.

OPERATING SEGMENTS

(continued)
The table below presents

the reconciliation of revenue from

external customers to the

reportable segment’s

revenue, significant
expenditures, the Company’s reportable segment’s

measure of profit or loss, and certain other segment information for the year ended
June 30, 2023, is as follows:

Year

ended June 30, 2023
Merchant Consumer Enterprise Unallocated Total
Revenue from external customers $
416,562
$
62,801
$
47,139
$
1,469
$ 527,971
Intersegment revenues
-
-
3,317
-
3,317
Revenue not allocated to segment
-
-
-
(1,469)
(1,469)
Segment revenue
416,562
62,801
50,456
-
529,819
Less segment-related expenses:
Cost of goods sold, IT processing, servicing and
support
351,754
29,465
39,176
-
420,395
Selling, general and administration
(1)
35,800
31,661
8,024
-
75,485
Segment adjusted EBITDA $
29,008
$
1,675
$
3,256
$
-
$
33,939
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
6,749
$
1,114
$
673
$
15,149
$
23,685
Expenditures for long-lived assets $
12,812
$
3,170
$
174
$
-
$
16,156
(1)

Selling,

general

and

administration

includes

human

capital-related

expenses

(including

base

salary

and

bonus),

IT-related
expenses

(including

software

licenses,

hardware

maintenance,

hosting,

and

communication

expenses),

professional

fees

(including
audit, legal,

consulting and

other fees),

lease and

utilities expenses,

the allowance

for credit

losses and

other operating

and support
expenses.
(2) Segment Adjusted

EBITDA for the

year ended June

30, 2025, includes

retrenchment and reorganization

costs for Merchant
of $
0.8

million (ZAR
15.7

million), Consumer of

$
0.1

million (ZAR
1.5

million) and Enterprise

of $
0.8

million (ZAR
13.6

million);
and
(3) Segment Adjusted EBITDA for the year

ended June 30, 2024, includes retrenchment costs

for Merchant of $
0.3

million (ZAR
4.9

million) and Consumer of $
0.2

million (
3.5

million).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.

OPERATING SEGMENTS

(continued)
The reconciliation of the reportable segments’ measures of profit or loss to loss before income taxes for the years ended June 30, 2025,
2024 and 2023, respectively,

is as follows:

2025 2024 2023
Reportable segments measure of profit or loss

$
61,431
$
44,780
$
33,939
Operating loss: Group costs
(10,743)
(7,844)
(9,109)
Once-off costs
(17,826)
(1,853)
(1,922)
Interest adjustment
2,195
-
-
Unrealized (Loss) Gain for currency adjustments
(23)
83
(222)
Stock-based compensation charge adjustments
(9,550)
(7,911)
(7,309)
Depreciation and amortization
(33,721)
(23,665)
(23,685)
Loss on disposal of equity-accounted investment (Note 9)
(161)
-
(205)
Impairment loss
(18,863)
-
(7,039)
Reversal of allowance for doubtful EMI debt receivable (Note 9)
-
250
-
Change in fair value of equity securities (Note 3)
(59,828)
-
-
Interest income

2,596
2,294
1,853
Interest expense

(21,453)
(18,932)
(18,567)
Loss before income taxes

$
(105,946)
$
(12,798)
$
(32,266)
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
Long-lived assets based on their geographic location as of June 30, 2025,

2024 and 2023, are presented in the table below:

Long-lived assets
2025 2024 2023
South Africa
$
392,098
$
286,700
$
300,104
India - Investment in MobiKwik (Note 9)
-
76,297
76,297
Rest of world
3,055
2,548
2,197
Total $
395,153
$
365,545
$
378,598
22.

COMMITMENTS AND CONTINGENCIES
Capital commitments
As

of

June

30,

2025

and

2024,

the

Company

had

outstanding

capital

commitments

of

approximately

$
0.2

million

and

$
0.3
million, respectively.

Purchase obligations
As of June 30,

2025 and 2024, the

Company had purchase

obligations totaling $
2.9

million and $
2.5

million, respectively.

The
purchase

obligations

as

of

June

30,

2025,

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
Nedbank has

issued guarantees

to these

third parties

amounting to

ZAR
2.1

million ($
0.1

million, translated

at exchange

rates
applicable as of June 30, 2025) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of

between
0.47
% per annum to
1.84
% per annum of the face

value of these guarantees and does not

recover any of the commission
from third parties.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2025 and 2024 and 2023
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.

COMMITMENTS AND CONTINGENCIES (continued)
RMB has

issued

guarantees

to

these

third

parties

amounting

to

ZAR
33.1

million

($
1.9

million,

translated

at

exchange

rates
applicable as of June 30, 2025) thereby utilizing part of the Company’s short-term facilities.
The Company has not recognized any obligation related to

these guarantees in its consolidated balance sheet as of

June 30, 2025.
The maximum potential

amount that the Company

could pay under

these guarantees is ZAR
35.2

million ($
2.0

million, translated at
exchange rates applicable

as of June 30, 2025).

As discussed in Note

12, the Company

has ceded and pledged

certain bank accounts
to Nedbank

as security

for these

guarantees

with an

aggregate value

of ZAR
2.1

million ($
0.1

million translated

at exchange

rates
applicable as

of June

30, 2025).

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

VCP undertook to procure

that one or more funds
under its

management (the

“Purchasing Funds”)

would subscribe

for,

and Lesaka

would have

the obligation

to issue

and sell

to the
Purchasing Funds,

ZAR
350.0

million of common

stock of Lesaka

if (i) an

event of default

occurred under

Facility G or

Facility H,
(ii) Lesaka SA

failed to pay

all outstanding amounts

in respect of

Facility H on

the maturity date

of such facility,

or (iii) the

market
capitalization of

Lesaka on

the Nasdaq

Capital Market

(based on

the closing

price on

such exchange)

falls and

remained below

the
U.S.

dollar

equivalent

of

ZAR
2.6

billion

on

more

than

one

day.

The

VCP

Agreement

contained

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

million, which was calculated as
1
% per annum of the support provided over the period of the extension, as a result of the amendment to the maturity date.
Additionally,

Lesaka, Lesaka SA and

VCP entered into

a Step-In Rights

Letter on March

22, 2022 with

RMB, which provided
RMB with step

in rights to

perform the obligations

or enforce the

rights of Lesaka

and Lesaka SA

under the VCP

Agreement to the
extent that Lesaka and Lesaka SA failed to do so and did not remedy such failure within two business days of notice of such failure.
These agreements were all cancelled following the conclusion of the CTA in February 2025 (refer

to Note 12).
*****************************