Form 10-Q
period 2025-09-30
LESAKA TECHNOLOGIES INC
filed 2025-11-05
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY
REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2025
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
☐
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
3, 2025 (the
latest practicable date),
84,086,399
shares of the
registrant’s
common stock, par
value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table
of Contents
Page No.
PART
I. FINANCIAL INFORMATION
Item 1
.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and June
30, 2025
2
Unaudited Condensed Consolidated Statements of Operations for the three months ended
September 30, 2025 and 2024
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three months ended September 30, 2025 and 2024
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2025 and 2024
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Item 2
.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
36
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
51
Item 4
.
Controls and Procedures
52
Part II. OTHER INFORMATION
Item 1.
Legal Proceedings
53
Item 1A.
Risk Factors
53
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
53
Item 3
Defaults upon Senior Securities
53
Item 4
Mine Safety Disclosures
53
Item 5.
Other Information
53
Item 6.
Exhibits
54
Signatures
55

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
September 30, June 30,
2025 2025
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
72,162
$
76,520
Restricted cash related to ATM funding
and credit facilities (Note 9)
122
119
Accounts receivable, net and other receivables (Note 3)
44,790
42,525
Finance loans receivable, net (Note 3)
80,860
74,110
Inventory (Note 4)
18,957
23,551
Total current assets before settlement assets
216,891
216,825
Settlement assets
23,653
27,098
Total current assets
240,544
243,923
PROPERTY,
PLANT AND EQUIPMENT, net of accumulated depreciation of - September: $
55,748
June:
$
55,086
(Note 1)
46,277
44,924
OPERATING LEASE RIGHT-OF-USE (Note 17)
9,876
9,691
EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
170
199
GOODWILL (Note 7)
204,979
199,395
INTANGIBLE ASSETS, NET (Note 7)
134,664
139,215
DEFERRED INCOME TAXES
12,325
12,554
OTHER LONG-TERM ASSETS (Note 6 and 8)
4,020
3,809
TOTAL ASSETS
652,855
653,710
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 9)
12,488
24,469
Accounts payable
19,138
19,867
Other payables (Note 10)
75,026
72,079
Operating lease liability - current (Note 17)
4,258
4,007
Current portion of long-term borrowings (Note 9)
12,581
11,956
Income taxes payable
1,961
1,400
Total current liabilities before settlement obligations
125,452
133,778
Settlement obligations
23,822
26,695
Total current liabilities
149,274
160,473
DEFERRED INCOME TAXES
32,773
33,921
OPERATING LEASE LIABILITY - LONG TERM (Note 17)
6,041
6,129
LONG-TERM BORROWINGS (Note 9)
195,516
188,813
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)
3,029
2,991
TOTAL LIABILITIES
386,633
392,327
REDEEMABLE COMMON STOCK
88,957
88,957
EQUITY
COMMON STOCK (Note 11)
Authorized:
200,000,000
with $
0.001
par value;
Issued and outstanding shares, net of treasury - September:
81,463,899
; June:
81,249,097
103
103
PREFERRED STOCK
Authorized shares:
50,000,000
with $
0.001
par value;
Issued and outstanding shares, net of treasury:
September:
-
; June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
428,811
426,950
TREASURY SHARES, AT
COST: September:
29,934,044
; June:
29,934,044
(298,523)
(298,523)
ACCUMULATED OTHER
COMPREHENSIVE LOSS (Note 12)
(178,462)
(185,664)
RETAINED EARNINGS
218,422
222,719
TOTAL LESAKA EQUITY
170,351
165,585
NON-CONTROLLING INTEREST
6,914
6,841
TOTAL EQUITY
177,265
172,426
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
652,855
$
653,710
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended
September 30,
2025 2024
(In thousands, except per
share data)
REVENUE (Note 16) $
171,448
$
153,568
EXPENSE
Cost of goods sold, IT processing, servicing and support, exclusive of depreciation and amortization shown separately below
118,440
118,909
Selling, general and administration, exclusive of depreciation and amortization shown separately below
39,637
26,698
Depreciation and amortization
12,894
6,276
Transaction costs related to Adumo, Recharger and Bank Zero acquisitions (Note 2)
94
1,730
OPERATING INCOME (LOSS)
383
(45)
NET LOSS ON IMPAIRMENT OF EQUITY-ACCOUNTED
INVESTMENT (Note 6)
584
-
INTEREST INCOME
539
586
INTEREST EXPENSE
4,898
5,032
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE
(4,560)
(4,491)
INCOME TAX (BENEFIT) EXPENSE (Note 19)
(146)
78
NET LOSS BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS
(4,414)
(4,569)
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
-
27
NET LOSS $
(4,414)
$
(4,542)
ADD NET LOSS ATTRIBUTABLE
TO NON-CONTROLLING INTEREST
117
-
NET LOSS ATTRIBUTABLE
TO LESAKA
(4,297)
(4,542)
Net loss per share, in United States dollars (Note 14):
Basic loss attributable to Lesaka shareholders $
(0.05)
$
(0.07)
Diluted loss attributable to Lesaka shareholders $
(0.05)
$
(0.07)
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended
September 30,
2025 2024
(In thousands)
Net loss $
(4,414)
$
(4,542)
Other comprehensive income, net of taxes
Movement in foreign currency translation reserve
6,842
10,525
Release of foreign currency translation reserve related to disposal of equity securities
550
-
Total other comprehensive
income, net of taxes
7,392
10,525
Comprehensive income
2,978
5,983
Less comprehensive income attributable to non-controlling interest
(73)
-
Comprehensive income attributable to Lesaka $
2,905
$
5,983
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
$
175,857
$
79,429
Restricted stock granted (Note 13)
32,800
32,800
-
-
Stock-based compensation charge
(Note 13)
-
2,377
2,377
2,377
Reversal of stock-based compensation
charge (Note 13)
(3,100)
(3,100)
-
-
-
Net loss
-
(4,542)
(4,542)
-
(4,542)
Other comprehensive income (Note
12)
10,525
10,525
-
10,525
Balance – September 30, 2024
89,865,751
$
83
(25,563,808)
$
(289,733)
64,301,943
$
346,016
$
305,681
$
(177,830)
$
184,217
$
-
$
184,217
$
79,429

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended September 30, 2025 (dollar amounts
in thousands)
Balance – July 1, 2025
111,183,141
$
103
(29,934,044)
$
(298,523)
81,249,097
$
426,950
$
222,719
$
(185,664)
$
165,585
$
6,841
$
172,426
$
88,957
Restricted stock granted (Note 13)
225,595
225,595
-
-
Stock-based compensation charge
(Note 13) - -
1,873
1,873
1,873
Reversal of stock-based compensation
charge (Note 13)
(10,793)
(10,793)
(12)
(12)
(12)
Net loss
(4,297)
(4,297)
(117)
(4,414)
Other comprehensive income (Note
12)
7,202
7,202
190
7,392
Balance – September 30, 2025
111,397,943
$
103
(29,934,044)
$
(298,523)
81,463,899
$
428,811
$
218,422
$
(178,462)
$
170,351
$
6,914
$
177,265
$
88,957

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended
September 30,
2025 2024
(In thousands)
Cash flows from operating activities
Net loss $
(4,414)
$
(4,542)
Depreciation and amortization
12,894
6,276
Movement in allowance for doubtful accounts receivable and finance loans receivable
2,606
1,499
Earnings from equity-accounted investments (Note 6)
-
(27)
Fair value adjustment related to financial liabilities
(1)
190
Interest payable
(107)
1,693
Facility fee amortized
78
69
Net loss on disposal of equity-accounted investments (Note 6)
584
-
Profit on disposal of property, plant and equipment
(30)
(27)
Stock-based compensation charge (Note 13)
1,861
2,377
Changes in net working capital
(Increase) Decrease in accounts receivable and other receivables
(1,230)
7,692
Increase in finance loans receivable
(6,903)
(1,590)
(Decrease) Increase in inventory
5,148
(889)
Decrease in accounts payable and other payables
(594)
(17,177)
Increase in taxes payable
512
765
Decrease in deferred taxes
(1,481)
(446)
Net cash provided by (used in) operating activities
8,923
(4,137)
Cash flows from investing activities
Capital expenditures
(3,980)
(3,965)
Proceeds from disposal of property, plant and equipment
452
850
Acquisition of intangible assets
(1,139)
(173)
Net change in settlement assets
4,206
3,570
Net cash (used in) provided by investing activities
(461)
282
Cash flows from financing activities
Proceeds from bank overdraft (Note 9)
27,974
23,893
Repayment of bank overdraft (Note 9)
(40,661)
(31,028)
Long-term borrowings utilized (Note 9)
2,763
774
Repayment of long-term borrowings (Note 9)
(1,148)
(5,472)
Non-refundable deal origination fees (Note 9)
(33)
-
Net change in settlement obligations
(3,633)
(3,648)
Net cash used in financing activities
(14,738)
(15,481)
Effect of exchange rate changes on cash
1,921
3,226
Net decrease in cash, cash equivalents and restricted cash
(4,355)
(16,110)
Cash, cash equivalents and restricted cash – beginning of period
76,639
65,919
Cash, cash equivalents and restricted cash – end of period (Note 15) $
72,284
$
49,809
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2025 and 2024
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
1.
Basis of Presentation and Summary of Significant Accounting
Policies
Unaudited Interim Financial Information
The accompanying
unaudited condensed
consolidated financial
statements include
all majority-owned
subsidiaries over
which
the
Company
exercises
control
and
have
been
prepared
in
accordance
with
U.S.
generally
accepted
accounting
principles
(“U.S.
GAAP”) and
the rules and regulations
of the United States Securities
and Exchange Commission for
Quarterly Reports on Form
10-
Q and
include all
of the
information and
disclosures required
for interim
financial reporting.
The results
of operations
for the
three
months ended September 30, 2025 and 2024, are not necessarily indicative of the results for the full year. The Company believes that
the disclosures are adequate to make the information presented not misleading.
These
unaudited
condensed
consolidated
financial
statements
should
be
read
in
conjunction
with
the
financial
statements,
accounting policies and financial notes thereto included in the
Company’s Annual Report on Form 10-K for the fiscal year ended June
30,
2025.
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
Revision of Previously Issued Financial Statements
In October 2025, the Company identified that it
had understated its June 30, 2025,
amounts of cost and accumulated depreciation
for
computer
equipment
as
well
as
the
totals
for
cost
and
accumulated
depreciation
by
$
6.5
million
in
the
notes
to
the
audited
consolidated
financial
statements
for
the
years
ended
June
30,
2025,
2024
and
2023.
The
carrying
value
of
property,
plant
and
equipment reported as of June 30, 2025, was not impacted by the misstatement.
The Company has recast its accumulated depreciation
presented on the condensed consolidated balance sheet as of June 30, 2025, to increase the amount from $
48,636
to $
55,086
.
Recent accounting pronouncements adopted
In December 2023, the Financial Accounting
Standards Board (“FASB”)
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
the applicable
statutory income
tax rate).
This guidance
was effective
for the
Company beginning
July 1,
2025
for its
year
ended June 30, 2026.
Recent accounting pronouncements not yet adopted
as of September 30, 2025
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
Recent accounting pronouncements not yet adopted
as of September 30, 2025 (continued)
On
September
18,
2025,
the
FASB
issued
guidance
regarding
Intangibles—Goodwill
and
Other—
Internal-Use
Software
(Subtopic 350-40)
which amends certain
aspects of the
accounting for and
disclosure of software
costs under ASC
350-40. The new
guidance
makes
targeted
improvements
to
existing
guidance
but
does
not
fully
align
the
framework
for
accounting
for
internally
developed software
costs that
are subject
to ASC
350-40 with
the framework
applied to
software to
be sold
or marketed
externally
that is
subject to
guidance regarding
Costs of
Software to
Be Sold,
Leased, or
Marketed
(Subtopic ASC
985-20)
. The
new guidance
also does not amend the guidance
on costs of software licenses that
are within the scope of ASC 985
-20. The amendments supersede
the guidance
on website
development costs
in guidance
regarding
Website
Development Costs
(Subtopic ASC
350-50)
and relocate
that guidance,
along with the
recognition requirements
for development costs
specific to websites,
to ASC 350
-40. This guidance
is
effective for
the Company beginning
July 1, 2028,
and interim reporting
periods during that
fiscal year.
Early adoption is permitted.
Entities
may
apply
the
guidance
prospectively,
retrospectively,
or
via
a
modified
prospective
transition
method.
The
modified
prospective
transition
approach
would
allow
entities
to
account
for
an
in-process
project
that,
before
the
transition
date,
met
the
capitalization requirements but would no longer meet
the requirements for capitalization under the
new guidance by derecognizing the
capitalized costs for
that in-process project
through a
cumulative-effect adjustment
to the opening
balance of retained
earnings. The
Company is currently assessing the impact of this guidance on its financial statements and related disclosures.
2.
Acquisitions
Refer to Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended
June 30,
2025, for
additional information
regarding the
acquisition of
Recharger Proprietary
Limited (“Recharger”)
and
the proposed
acquisition of
Bank Zero
Mutual Bank
(“Bank Zero”)
(which transaction
remains conditional).
The Company
did not
close any acquisitions during the three months ended September 30, 2025.
2026 Proposed acquisitions of Bank Zero
On
June
26,
2025,
Lesaka
Technologies
Proprietary
Limited
(“Lesaka
SA”)
entered
into
a
Transaction
Implementation
Agreement (the
“Transaction
Implementation Agreement”)
with Zero
Research Proprietary
Limited (“Zero
Research”), Bank
Zero,
and other parties identified in Annexure
A to the Transaction Implementation
Agreement (being all of the shareholders of Bank
Zero
save
for
Zero
Research
and
Naught
Holdings
Ltd,
the
“Bank
Zero
Sellers”),
the
parties
listed
in
Annexure
B
to
the
Transaction
Implementation Agreement (being all
of the shareholders
of Zero Research
save for Naught
Holdings Ltd, the
“Zero Research Sellers”)
and Naught Holdings Ltd.
The
Company
incurred
transaction-related
expenditures
of $
0.1
million
during
the
three
months
ended
September
30,
2025,
related to the
proposed acquisition of
Bank Zero. The
Company’s
accruals presented in
Note 10 of
as September 30,
2025, includes
an accrual of
transaction related expenditures
of $
0.3
million and the
Company expects to
incur further transaction
costs of $
0.3
million
during the 2026 fiscal year.
2025 Acquisitions
On November 19,
2024, the Company,
through Lesaka SA,
entered into a
Sale of Shares Agreement
(the “Recharger Purchase
Agreement”) with
Imtiaz Dhooma
(Recharger’s
former chief
executive officer)
and Ninety
Nine Proprietary
Limited (“the
Seller”).
Pursuant to
the Recharger
Purchase Agreement
and subject to
its terms and
conditions, Lesaka
SA agreed to
acquire, and
the Seller
agreed to sell, all of the outstanding equity interests in Recharger.
The transaction closed on March 3, 2025.

2.
Acquisitions (continued)
2025 Acquisitions (continued)
The
Company
completed
the
purchase
price
allocation
related
to
the
Recharger
acquisition
during
the
three
months
ended
September 30, 2025. There were no changes to the preliminary purchase price allocation as of June 30, 2025. The final purchase price
allocation of
the Recharger
acquisition, translated
at the
foreign exchange
rates applicable
on the
date of
acquisition, is
provided in
the table below:
Final purchase price allocation
Recharger
Cash and cash equivalents
$
1,720
Accounts receivable
17
Inventory
194
Property, plant and equipment
39
Operating lease right of use asset
401
Goodwill
3,614
Intangible assets
16,171
Deferred income taxes assets
81
Accounts payable
(149)
Other payables
(1,439)
Operating lease liability - current
(185)
Income taxes payable
(4)
Deferred income taxes liabilities
(4,366)
Operating lease liability - long-term
(269)
Fair value of assets and liabilities on acquisition $
15,825
Transaction costs and certain compensation
costs
The Company did
no
t incur any transaction costs related to the Bank Zero acquisition during the three months ended September
30, 2024.
The table below
presents transaction costs
incurred related
to the acquisitions
of Adumo and
Recharger,
and the proposed
acquisition of Bank Zero during the three months ended September
30, 2025 and 2024:
Three months ended
September 30,
2025 2024
Bank Zero transaction costs $
82
$
-
Adumo transaction costs
-
1,702
Recharger transaction costs (1)
12
28
Total $
94
$
1,730
(1)
Recharger
transactions
costs for
the
three
months
ended
September
30,
2024,
of
$
0.03
million
have
been
allocated
from
Selling, general
and administration
to Transaction
costs related
to Adumo,
Recharger
and Bank
Zero acquisitions
in the
unaudited
c
ondensed consolidated statement of operations for the three months ended September 30, 2024.

3.
Accounts receivable, net and other receivables and
finance loans receivable, net
Accounts receivable, net and other receivables
The Company’s accounts receivable, net, and other receivables as of September 30, 2025, and June 30, 2025, are presented in the table below:
September 30, June 30,
2025 2025
Accounts receivable, trade, net
$
22,145
$
16,433
Accounts receivable, trade, gross
23,961
18,186
Less: Allowance for doubtful accounts receivable, end of period
1,816
1,753
Beginning of period
1,753
1,241
Reversed to statement of operations
(150)
(521)
Charged to statement of operations
229
1,856
Write-offs
(67)
(847)
Foreign currency adjustment
51
24
Current portion of amount outstanding related to sale of interest in Carbon, net of
allowance: September 2025: $
750
; June 2025: $
750
-
-
Current portion of total held to maturity investments
-
-
Other receivables
22,645
26,092
Total accounts receivable,
net and other receivables
$
44,790
$
42,525
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
credit exposures. The
Company determined to
use a lifetime
loss rate by
expressing write-off experience as
a percentage
of corresponding
invoice amounts
(as opposed
to outstanding
balances). The
allowance for credit
losses related to
these receivables
has
been
calculated
by
multiplying
the
lifetime
loss
rate
with
recent
invoice/origination
amounts.
Management
actively
monitors
performance of these receivables over
short periods of time. Different
balances have different rules to
identify an account in distress.
Once balances
in distress are
identified, specific
allowances are immediately
created. Subsequent
recovery from distressed
accounts
is not significant.
O
ther receivables include prepayments, deposits, income taxes receivable and other receivables.

3.
Accounts receivable, net and other receivables and
finance loans receivable, net (continued)
Finance loans receivable, net
The Company’s finance
loans receivable, net, as of September 30, 2025, and June 30, 2025, is presented in the table below:
September 30, June 30,
2025
2025
Microlending finance loans receivable, net $
60,329
$
52,492
Microlending finance loans receivable, gross
64,600
56,140
Less: Allowance for doubtful finance loans receivable, end of period
4,271
3,648
Beginning of period
3,648
1,947
Reversed to statement of operations
-
(161)
Charged to statement of operations
2,223
4,301
Write-offs
(1,714)
(2,499)
Foreign currency adjustment
114
60
Merchant finance loans receivable, net
20,531
21,618
Merchant finance loans receivable, gross
22,374
23,214
Less: Allowance for doubtful finance loans receivable, end of period
1,843
1,596
Beginning of period
1,596
2,697
Reversed to statement of operations
(19)
(22)
Charged to statement of operations
323
2,576
Write-offs
(107)
(3,709)
Foreign currency adjustment
50
54
Total finance
loans receivable, net
$
80,860
$
74,110
Total
finance
loans
receivable,
net,
comprises
microlending
finance
loans
receivable
related
to
the
Company’s
microlending
operations
in South
Africa as
well as
its merchant
finance loans
receivable related
to Connect’s
lending activities
in South
Africa.
Certain merchant finance loans receivable with an aggregate balance of $
19.7
million as of September 30, 2025 have been pledged as
security for the Company’s
revolving credit facility (refer to Note 9).
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
to calculate a
lifetime loss rate
for the lending
book. The allowance
for credit losses
related to these
microlending finance
loans receivables
is calculated
by multiplying
the lifetime
loss rate
with the
month end
outstanding lending
book. The
lifetime loss
rate as of each of June 30, 2025 and September 30, 2025,
was
6.50
%. The performing component (that is, outstanding loan payments not in arrears)
of the book
exceeds more than
98
%, of the
outstanding lending
book as of
each of
June 30,
2025 and
September 30,
2025.
Merchant finance loans receivable
Merchant finance loans
receivable is related
to the Company’s
Merchant lending activities
in South Africa
whereby it provides
unsecured
short-term loans
to qualifying
customers. Loans
to customers
have a
tenor of
up to
twelve months,
with the
majority of
loans originated having a tenor of approximately eight months. The Company analyses this lending book as a single portfolio because the loans within the portfolio have similar characteristics and management uses similar processes to monitor and assess the credit risk
o
f the lending book. Refer to Note 5 related to the Company risk management process related to these receivables.

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
The lifetime
loss
rate
as
of
each
of
June
30,
2025
and
September
30,
2025,
was
approximately
1.14
%.
The
performing
component
(that
is,
outstanding loan
payments not
in arrears),
under-performing
component (that
is, outstanding
loan payments
that are
in arrears)
and
non-performing
component
(that
is,
outstanding
loans
for
which
payments
appeared
to
have
ceased)
of
the
book
represents
approximately 95%, 4% and
1%, respectively, of the outstanding
lending book as
of June 30,
2025. The performing component,
under-
performing component
and non-performing
component of
the book represents
approximately
93
%,
6
% and
1
%, respectively,
of the
outstanding lending book as of September 30, 2025.
4.
Inventory
The Company’s inventory
comprised the following categories as of September 30, 2025, and June 30, 2025:
September 30, June 30,
2025 2025
Raw materials $
2,424
$
2,963
Work-in-progress
375
293
Finished goods
16,158
20,295
$
18,957
$
23,551
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
it
manages
primarily
through
regular
financing
activities.
Interest
rates
in
South
Africa
have
been
trending
downwards
in
recent
quarters and as of the date of this Quarterly Report, are expected to decline by a further 25 basis points in the first quarter of calendar
2026 and stabilize
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
75,000,000
class “A” shares in Cell
C Limited (“Cell C”), a significant
mobile telecoms provider in South Africa.
The Company used a discounted cash flow model developed by the Company to determine the fair value
of its investment in
Cell C as of
September 30, 2025
and June 30, 2025,
respectively,
and valued Cell
C at $
0.0
(zero)
and $
0.0
(zero) as of
September 30,
2025, and
June 30,
2025, respectively.
The Company
assumes that
Cell C’s
deferred tax
assets
would
be
utilized
over
the
forecast
period.
The
Company
has
assumed
a
marketability
discount
of
15
%
(June
2025:
15%)
and
a
minority discount
of
17
% (June 2025:
17%). The Company
utilized the latest
business plan provided
by Cell C
management for
the
period ended May 31, 2030, for the September 30, 2025, and
June 30, 2025, valuations.
The following key valuation inputs were used as of September 30, 2025, and June 30, 2025:
Weighted Average
Cost of Capital ("WACC"):
23
% (
24
% as of June 30, 2025)
Long term growth rate:
4.5
% (
4.5
% as of June 30, 2025)
Marketability discount:
15
% (
15
% as of June 30, 2025)
Minority discount:
17
% (
17
% as of June 30, 2025)
Net adjusted external debt - September 30, 2025:
(1)
ZAR
8.8
billion ($
0.5
billion), no lease liabilities included
Net adjusted external debt - June 30, 2025:
(2)
ZAR
8.3
billion ($
0.5
billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of
September 30, 2025.
(2) translated from ZAR to U.S. dollars at exchange rates applicable as of
June 30, 2025.
The fair value of
Cell C as
of September 30, 2025, utilizing
the discounted cash flow
valuation model developed by the
Company
is sensitive to
the following
inputs: (i) the
ability of Cell
C to achieve
the forecasts in
their business case;
(ii) the
WAC
C
rate used;
and
(iii)
the
minority
and
marketability
discount
used.
Utilization
of
different
inputs,
or
changes
to
these
inputs,
may
result
in
a
significantly higher or lower fair value measurement.
The following table presents the impact on the carrying value of the Company’s
Cell C investment of a
2.5
% decrease and
2.5
%
increase in the
WACC
rate and
the EBITDA margins
respectively used
in the Cell
C valuation
on September
30, 2025, all
amounts
translated at exchange rates applicable as of September 30, 2025:
Sensitivity for fair value of Cell C investment 2.5% increase 2.5% decrease
WACC
rate
$
-
$
64
EBITDA margin
$
1,720
$
-
The
aggregate
fair
value
of
the
Cell
C’s
shares
as
of
September
30,
2025,
represented
0.0
%
of
the
Company’s
total
assets,
including these
shares. The
Company expects
that there
will be
short-term equity
price volatility
with respect
to these
shares given
t hat Cell C remains in a turnaround process.

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
130
-
-
130
Fixed maturity
investments (included in
cash and cash equivalents)
2,633
-
-
2,633
Total assets at fair value
$
2,763
$
-
$
-
$
2,763
The following table presents the
Company’s assets measured
at fair value on a recurring basis as of
June 30, 2025, according to
the fair value hierarchy:
Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
125
-
-
125
Fixed maturity investments
(included in cash and cash
equivalents)
4,739
-
-
4,739
Total assets at fair value
$
4,864
$
-
$
-
$
4,864
There have been
no
transfers in or out of Level 3 during the three months ended September 30, 2025 and 2024, respectively.
There was
no
movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level
3, during the three months ended September 30, 2025 and 2024.
Summarized below is the movement in the carrying value of
assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the three months ended September
30, 2025:
Carrying value
Assets
Balance as of June 30, 2025 $
-
Foreign currency adjustment
(1)
-
Balance as of September 30, 2025 $
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
6.
Equity-accounted investments and other long-term assets
Refer to Note 9 to the Company’s audited consolidated
financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2025, for additional information regarding its equity
-accounted investments and other long-term assets.
Equity-accounted investments
The Company’s ownership
percentage in its equity-accounted investments as of September 30, 2025, and June 30, 2025, was as
follows:
September 30, June 30,
2025 2025
Sandulela Technology
(Pty) Ltd (“Sandulela”)
49.0
%
49.0
%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50.0
%
50.0
%
SmartSwitch Namibia
The
Company
recorded
a
loss on
impairment
of
equity-accounted
investment
of $
0.6
million
during
the three
months
ended
September 30, 2025, which primarily includes the release of accumulated other comprehensive loss (refer to Note 12).
Other long-term assets
Summarized below is the breakdown of other long-term assets as of September
30, 2025, and June 30, 2025:
September 30, June 30,
2025 2025
Investment in
5
% of Cell C (June 30, 2025:
5
%) at fair value (Note 5)
-
-
Investment in
87.5
% of CPS (June 30, 2025:
87.5
%) at fair value
(1)(2)
-
-
Policy holder assets under investment contracts (Note 8)
130
125
Reinsurance assets under insurance contracts (Note 8)
2,055
1,837
Other long-term assets
1,835
1,847
Total other long-term
assets
$
4,020
$
3,809
(1)
The
Company
determined
that
CPS
does
not
have
a
readily
determinable
fair
value
and
therefore
elected
to
record
its
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
Summarized below
are the components
of the Company’s
equity securities without
readily determinable
fair value and
held to
maturity investments as of September 30, 2025:
Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in CPS $
-
$
-
$
-
$
-
Total
$
-
$
-
$
-
$
-
Summarized below are the components of the Company’s
equity securities without readily determinable fair value and held to maturity investments as of June 30, 2025:
Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in CPS $
-
$
-
$
-
$
-
Held to maturity:
Investment in Cedar Cellular notes
-
-
-
-
7.
Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2025:
Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2025 $
236,109
$
(36,714)
$
199,395
Foreign currency adjustment (1)
6,453
(869)
5,584
Balance as of September 30, 2025 $
242,562
$
(37,583)
$
204,979
(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar
on the carrying value.
Goodwill has been allocated to the Company’s
reportable segments as follows:
Merchant Consumer Enterprise
Carrying
value
Balance as of June 30, 2025 $
179,634
$
6,027
$
13,734
$
199,395
Foreign currency adjustment (1)
5,027
170
387
5,584
Balance as of September 30, 2025 $
184,661
$
6,197
$
14,121
$
204,979
(1) The foreign
currency adjustment represents
the effects
of the fluctuations
of the South
African rand
against the U.S.
dollar
o n the carrying value.

7.
Goodwill and intangible assets, net (continued)
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is
the carrying value and
accumulated amortization of
intangible assets as of
September 30, 2025, and
June
30, 2025:
As of September 30, 2025 As of June 30, 2025
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Software, integrated
platform and unpatented
technology $
142,015
$
(47,034)
$
94,981
$
137,099
$
(41,925)
$
95,174
Customer relationships
54,970
(20,509)
34,461
53,369
(18,568)
34,801
Brands and trademarks (1)
18,746
(13,524)
5,222
18,233
(8,993)
9,240
FTS patent
2,219
(2,219)
-
2,158
(2,158)
-
Total finite-lived
intangible
assets
$
217,950
$
(83,286)
$
134,664
$
210,859
$
(71,644)
$
139,215
(1)
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
(excluding the impact on
Adumo and GAAP
brands) in amortization
expense of $
3.1
million during the three
months ended September
30, 2025 compared
with the three months
ended September 30, 2024.
The change in
the useful lives
resulted in a
$
2.3
million increase in
the Company’s net loss from
continuing
operations for
the three
months ended
September 30,
2025, and
did not
have a
significant impact
on loss
per share.
The change
did
not impact prior periods.
Aggregate amortization
expense on the
finite-lived intangible assets
for the three
months ended September
30, 2025 and
2024,
was
$
9.2
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
Fiscal 2026 (excluding three months ended September 30, 2025) $
21,615
Fiscal 2027
21,507
Fiscal 2028
20,994
Fiscal 2029
20,034
Fiscal 2030
18,662
Thereafter
31,852
Total future
estimated annual amortization expense
$
134,664

8.
Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts
Summarized below is the movement in reinsurance
assets and policyholder liabilities under insurance contracts during the three
months ended September 30, 2025:
Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2025 $
1,837
$
(2,644)
Increase in policyholder benefits under insurance contracts
107
(3,062)
Claims and decrease in policyholders’ benefits under insurance contracts
55
2,882
Foreign currency adjustment (3)
56
(78)
Balance as of September 30, 2025 $
2,055
$
(2,902)
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
below is
the movement
in assets
and policyholder
liabilities under
investment contracts
during the
three months
ended September 30, 2025:
Assets (1)
Investment
contracts (2)
Balance as of June 30, 2025 $
133
$
(125)
Increase in policy holder benefits under investment contracts
1
(1)
Foreign currency adjustment (3)
(4)
(4)
Balance as of September 30, 2025 $
130
$
(130)
(1) Included in other long-term assets (refer to Note 6);
(2) Included in other long-term liabilities;
(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.
The Company does not offer any investment products with guarantees related to capital or returns.

9.
Borrowings
Refer to
Note 12
to the
Company’s
audited consolidated
financial statements
included in
its Annual
Report on
Form 10-K
for
the year ended June 30, 2025, for additional information regarding its borrowings.
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
South Africa
The JIBAR,
an average
of 3
month negotiable
certificates of
deposit (“NCD”)
rates, on
September 30,
2025, was
7.00
%. The
prime rate, the benchmark rate at which private sector banks lend to the public in South Africa, on September 30, 2025, was
10.50
%.
Movement in short-term credit facilities
Summarized below are the
Company’s short-term facilities as of
September 30, 2025, and
the movement in
the Company’s short-
term facilities from as of June 30, 2025 to as of September 30, 2025:
RMB RMB Nedbank
GBF Other Facilities Total
Short-term facilities available as of September 30, 2025 $
40,584
$
5,831
$
9,065
$
55,480
Overdraft
40,584
-
-
40,584
Indirect and derivative facilities
-
5,831
9,065
14,896
Movement in utilized overdraft facilities:
No restrictions as to use
24,469
-
-
24,469
Balance as of June 30, 2025
24,469
-
-
24,469
Utilized
27,974
-
-
27,974
Repaid
(40,661)
-
-
(40,661)
Foreign currency adjustment
(1)
706
-
-
706
Balance as of September 30, 2025
12,488
-
-
12,488
No restrictions as to use
$
12,488
$
-
$
-
$
12,488
Interest rate as of September 30, 2025 (%) (2)
10.00
N/A N/A
Interest rate as of June 30, 2025 (%)
(2)
10.25
N/A N/A
Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2025 $
-
$
1,864
$
119
$
1,983
Foreign currency adjustment
(1)
-
53
3
56
Balance as of September 30, 2025 $
-
$
1,917
$
122
$
2,039
(1) Represents the effects of the fluctuations between the
ZAR and the U.S. dollar.
(2) RMB GBF interest is set at prime less
0.50
%.
Interest expense incurred under
the Company’s South African short-term borrowings
and included in
the caption interest
expense
on the condensed consolidated statement of operations during the three months ended September 30, 2025 and
2024, was $
0.8
million
and $
0.6
million, respectively.

9.
Borrowings (continued)
Movement in long-term borrowings
Summarized below
is the
movement in
the Company’s
long-term borrowing
from as
of June
30, 2025
to as
of September
30,
2025:
Facilities
Lesaka A Lesaka B
Asset
backed
CCC Total
Included in current $
-
$
8,448
$
3,508
$
-
$
11,956
Included in long-term
120,375
47,873
3,671
16,894
188,813
Opening balance as of June 30, 2025
120,375
56,321
7,179
16,894
200,769
Facilities utilized
-
-
1,791
972
2,763
Facilities repaid
-
-
(1,148)
-
(1,148)
Non-refundable fees paid
-
-
-
(33)
(33)
Non-refundable fees amortized
75
-
2
3
80
Foreign currency adjustment (1)
3,384
1,582
218
482
5,666
Closing balance as of September 30, 2025
123,834
57,903
8,042
18,318
208,097
Included in current
-
8,685
3,896
-
12,581
Included in long-term
123,834
49,218
4,146
18,318
195,516
Unamortized fees
(990)
-
-
(31)
(1,021)
Due within 2 years
-
11,581
2,521
-
14,102
Due within 3 years
-
17,371
1,313
-
18,684
Due within 4 years
124,824
20,266
312
18,349
163,751
Due within 5 years $
-
$
-
$
-
$
-
$
-
Interest rates as of September 30, 2025 (%):
10.25
10.15
11.25
11.45
Base rate (%)
7.00
7.00
10.50
10.50
Margin (%)
3.25
3.15
0.75
0.95
(2) (3) (4) (5)
Interest rates as of June 30, 2025 (%):
10.54
10.44
11.50
11.70
Base rate (%)
7.29
7.29
10.75
10.75
Margin (%)
3.25
3.15
0.75
0.95
Footnote number (2) (3) (4) (5)
(1) Represents the effects of the fluctuations between the ZAR and the
U.S. dollar.
(2) Interest
on Facility
A and Facility
B is based
on the JIBAR
in effect
from time
to time
plus an
initial margin
of
3.25
% per
annum until
June 30,
2025. From
July 1,
2025, the
margin on
Facility A
is determined
with reference
to the
Net Debt
to EBITDA
Ratio, and the
margin will be either
(i)
3.25
%, if the Net
Debt to EBITDA Ratio
is greater than or
equal to 2.5 times;
or (ii)
2.5
%, if
the Net Debt to EBITDA Ratio is less than 2.5 times.
(3) Interest on
Facility B is calculated
based on JIBAR from
time to time plus
an initial margin
of
3.15
% per annum
until June
30, 2025. From July 1, 2025, the margin on Facility B is determined with reference to the Net Debt to EBITDA Ratio, and the margin will be either (i)
3.15
%, if the Net
Debt to EBITDA Ratio is greater than
or equal to 2.5 times;
or (ii)
2.4
%, if the Net Debt
to EBITDA
Ratio is less than 2.5 times.
(4) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
(5) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended September 30, 2025 and
2024, was $
3.8
million
and $
4.2
million, respectively.
Prepaid facility fees amortized
included in interest expense
during the three months
ended September
30, 2025 and 2024, respectively,
were $
0.1
million and $
0.1
million, respectively.
Interest expense incurred under the Company’s
South African long-term borrowings to fund its Consumer lending book (for the three months ended September
30, 2025) and interest incurred
under the Company’s
CCC and K2020 facilities relates to
borrowings
utilized to fund a portion of the Company’s merchant finance loans receivable were $
1.6
million and $
0.4
million, respectively, and is
included in the caption cost of
goods sold, IT processing, servicing and support
on the condensed consolidated statement of operations
f or the three months ended September 30, 2025 and 2024.

10.
Other payables
Summarized below is the breakdown of other payables as of September
30, 2025, and June 30, 2025:
September 30, June 30,
2025 2025
Vendor
wallet balances
$
20,136
$
19,529
Accruals
9,062
8,469
Provisions
5,402
8,497
Clearing accounts
8,433
6,766
Value
-added tax payable
3,042
2,391
Deferred consideration due to seller of Recharger
14,225
13,837
Payroll-related payables
3,931
1,931
Other
10,795
10,659
$
75,026
$
72,079
Other includes deferred income, client deposits and other payables.
11.
Capital structure
The following table presents a
reconciliation between the number of
shares, net of treasury, presented in the
unaudited condensed
consolidated statement of changes in equity as of September 30, 2025 and 2024, respectively:
September 30, September 30,
2025 2024
Number of shares, net of treasury:
Statement of changes in equity
81,463,899
64,301,943
Non-vested equity shares that have not vested as of end of period
2,357,269
2,035,845
Number of shares, net of treasury,
excluding non-vested equity shares that have not
vested
79,106,630
62,266,098
12.
Accumulated other comprehensive loss
The table
below presents
the change
in accumulated
other comprehensive
loss per
component
during the
three months
ended
September 30, 2025:
Three months ended
September 30, 2025
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2025 $
(185,664)
$
(185,664)
Release of foreign currency translation reserve related to liquidation of equity
-accounted
investment
550
550
Movement in foreign currency translation reserve
6,652
6,652
Balance as of September 30, 2025 $
(178,462)
$
(178,462)

12.
Accumulated other comprehensive loss (continued)
The table
below presents
the change
in accumulated
other comprehensive
loss per
component during
the three
months ended
September 30, 2024:
Three months ended
September 30, 2024
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2024 $
(188,355)
$
(188,355)
Movement in foreign currency translation reserve
10,525
10,525
Balance as of September 30, 2024 $
(177,830)
$
(177,830)
During the
three months
ended September
30, 2025,
the Company
reclassified losses
of $
0.6
million from
accumulated other
comprehensive
loss
(accumulated
foreign
currency
translation
reserve)
to
net
loss
related
to
the
impairment
on
liquidation
of
an
equity-accounted investment. There were
no
reclassifications from accumulated other comprehensive loss to net (loss) income during the three months ended September 30, 2024.
13.
Stock-based compensation
The Company’s
Amended and Restated
2022 Stock
Incentive Plan (“20
22 Plan”)
and the vesting
terms of certain
stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2025.
Stock option and restricted stock activity
Options
The following table summarizes stock option activity for the three months ended September 30, 2025 and 2024:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2025
5,866,904
8.71
3.55
703
1.20
Outstanding - September 30, 2025
5,866,904
8.71
3.29
485
1.20
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
Forfeited
(13,333)
11.23
- -
8.83
Outstanding - September 30, 2024
4,904,915
8.67
4.33
1,117
1.76
No
stock options were awarded
during the three months
ended September 30, 2025
and 2024.
No
stock options were exercised
during the
three months
ended September
30, 2025
and 2024.
Employees forfeited
an aggregate
of
13,333
stock options
during the
three months ended September 30, 2024.
The following table presents stock options vested and expected to vest as of
September 30, 2025:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested
and expecting to vest - September 30, 2025
5,866,904
8.71
3.29
485
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
($’000)
Exercisable - September 30, 2025
869,570
3.98
3.71
488
No
stock options became exercisable during
each of the three months ended
three months ended September 30, 2025
and 2024.
The Company issues new shares to satisfy stock option exercises.
Restricted stock
The following table summarizes restricted stock activity for the three months ended September 30, 2025 and 2024:
Number of
shares of
restricted stock
Weighted
average grant
date fair value
($’000)
Non-vested – June 30, 2025
2,169,900
7,833
Total granted
209,095
964
Granted – July 2025
3,772
17
Granted – August 2025
5,323
25
Granted – September 2025
200,000
922
Total vested
(10,933)
50
Vested
– August 2025
(10,933)
50
Forfeitures
(10,793)
50
Non-vested – September 30, 2025
2,357,269
8,651
Non-vested – June 30, 2024
2,084,946
8,736
Total Granted
32,800
154
Granted – August 2024
32,800
154
Total vested
(78,801)
394
Vested
– July 2024
(78,801)
394
Forfeitures
(3,100)
15
Non-vested – September 30, 2024
2,035,845
8,449
Grants
In July,
August and September
2025, respectively,
the Company granted
3,772
,
5,323
and
200,000
shares of restricted
stock to
employees
which
have
time-based
vesting
conditions
and
which
are
subject
to
the
employees’
continued
employment
with
the
Company through the applicable vesting dates.
In August 2024, the Company granted
32,800
shares of restricted stock to employees which have time-based vesting conditions.
The Company has agreed
to grant an advisor
5,500
shares per month in
lieu of cash for services
provided to the Company.
The
Company and
the advisor have
agreed that the
Company will issue
the shares to
the advisor,
in arrears, on
a quarterly basis.
During
the three months ended September 30,
2025, the Company recorded a stock-based
compensation charge of $
0.1
million and included
the issuance of
16,500
shares of common stock in its issued and outstanding share count.

13.
Stock-based compensation (continued)
Restricted stock (continued)
Vesting
In August
and September
2025, an
aggregate of
10,933
shares of
restricted
stock granted
to employees
vested. In
July 2024,
78,801
shares of restricted stock granted to our former Group CEO vested.
Forfeitures
During
the
three
months
ended
September
30,
2025
and
2024,
respectively,
employees
forfeited
10,793
and
3,100
shares of
restricted stock following termination of their employment with the Company.
Stock-based compensation charge and unrecognized compensation cost
The Company recorded a
stock-based compensation charge, net,
excluding charges related to
the post-combination compensation
charges
discussed
in
Note
2,
during
the
three
months
ended
September
30,
2025
and
2024,
of
$
1.9
million
and
$
2.4
million,
respectively, which
comprised:
Total
charge
Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended September 30, 2025
Stock-based compensation charge
$
1,712
$ - $
1,712
Reversal of stock compensation charge related to ESOP
161
-
161
Reversal of stock compensation charge related to restricted
stock forfeited
(12)
-
(12)
Total - three months
ended September 30, 2025
$
1,861
$ - $
1,861
Three months ended September 30, 2024
Stock-based compensation charge
$
2,377
$ - $
2,377
Total - three months
ended September 30, 2024
$
2,377
$ - $
2,377
The stock-based compensation charges
have been allocated to selling,
general and administration based
on the allocation of the
cash compensation paid to the relevant employees.
As
of
September
30,
2025,
the
total
unrecognized
compensation
cost
related
to
stock
options
was
$
4.3
million,
which
the
Company
expects
to
recognize
over
three years
.
As
of
September
30,
2025,
the
total
unrecognized
compensation
cost
related
to
restricted stock awards was $
5.6
million, which the Company expects to recognize over
two years
.
During the three months ended
September 30, 2025 and 2024,
the Company recorded a deferred
tax benefit of $
0.2
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
14.
(Loss) Earnings per share
The Company
has issued redeemable
common stock
which is redeemable
at an amount
other than
fair value.
Redemption of
a
class of
common stock
at other
than fair
value increases
or decreases
the carrying
amount of
the redeemable
common stock
and is
reflected in basic earnings
per share using the two-class
method. There were
no
redemptions of common stock, or
adjustments to the
carrying value of the redeemable common stock during
the three months ended September 30, 2025 and 2024. Accordingly, the two-
class method presented below does not include the impact of
any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for
the year ended
June 30, 2025.

14.
(Loss) Earnings per share (continued)
Basic (loss) earnings per share
includes shares of restricted stock that
meet the definition of a
participating security because these
shares are eligible
to receive non
-forfeitable dividend
equivalents at the
same rate as
common stock.
Basic (loss) earnings
per share
has been calculated using the two-class
method and basic (loss) earnings per share
for the three months ended September
30, 2025 and
2024,
reflects only undistributed earnings. The computation below of basic (loss) earnings per share excludes the net loss attributable
to shares of unvested
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
as the
stock options
do not
contain non-forfeitable
dividend rights.
The Company
has excluded
employee stock
options to
purchase
158,479
and
65,173
shares of common stock
from the calculation of
diluted loss per share during
the three months ended
September
30, 2025 and 2024 because the effect would be antidilutive.
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
30, 2025.
The
following
table
presents
net
loss
attributable
to
Lesaka
and
the
share
data
used
in
the
basic
and
diluted
loss
per
share
computations using the two-class method:
Three months ended
September 30,
2025 2024
(in thousands except
percent and
per share data)
Numerator:
Net loss attributable to Lesaka
$
(4,297)
$
(4,542)
Undistributed (loss) earnings $
(4,297)
$
(4,542)
Percent allocated to common shareholders (Calculation 1)
97
97
Numerator for (loss) earnings per share: basic and diluted
(4,179)
(4,399)
Continuing
(4,179)
(4,399)
Denominator
Denominator for basic (loss) earnings per share:
Weighted-average
common shares outstanding
79,094
62,265
Denominator for diluted (loss) earnings per share: adjusted weighted average
common shares outstanding and assuming conversion
79,094
62,265
(Loss) Earnings per share:
Basic
$
(0.05)
$
(0.07)
Diluted
$
(0.05)
$
(0.07)
(Calculation 1)
Basic weighted-average common shares outstanding (A)
79,094
62,265
Basic weighted-average common shares outstanding and unvested restricted shares
expected to vest (B)
81,327
64,293
Percent allocated to common shareholders
(A) / (B)
97
97
Options to
purchase
6,493,683
shares of
the Company’s
common stock
at prices
ranging from
$
4.87
to $
14.00
per share
were
outstanding during
the three months
ended September
30, 2025, but
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
exercise
price
was greater
than
the
average
market
price
of
the
Company’s
common
stock.
The options,
which
expire
at
v
arious dates through February 3, 2032, were still outstanding as of September
30, 2025.

15.
Supplemental cash flow information
The following table presents supplemental cash flow disclosures for the three months ended September 30, 2025 and 2024:
Three months ended
September 30,
2025 2024
Cash received from interest
$
534
$
581
Cash paid for interest
$
6,001
$
3,271
Cash paid (refund) for income taxes
$
710
$
(45)
Disaggregation of cash, cash equivalents and restricted
cash
Cash, cash equivalents and restricted
cash included on the Company’s unaudited condensed consolidated statement of cash flows
includes restricted
cash related
to cash
withdrawn from
the Company’s
debt facilities
to fund
ATMs.
This facility
was cancelled
in
November 2024.
The Company
was only permitted
to use this
cash to
fund ATMs
and this cash
was considered
restricted as
to use
and therefore was classified
as restricted cash.
Cash, cash equivalents
and restricted cash also
includes cash in certain
bank accounts
that has been
ceded to Nedbank.
As this cash has
been pledged and
ceded it may
not be drawn
and is considered
restricted as to
use
and
therefore is
classified as
restricted
cash as
well. The
following
table presents
the disaggregation
of cash,
cash equivalents
and
restricted cash as of September 30, 2025 and 2024, and June 30, 2025:
September 30,
2025
September 30,
2024 June 30, 2025
Cash and cash equivalents $
72,162
$
49,687
$
76,520
Restricted cash
122
122
119
Cash, cash equivalents and restricted cash $
72,284
$
49,809
$
76,639
Leases
The following table presents supplemental cash flow disclosure related to leases for the three months ended September 30, 2025 and 2024:
Three months ended
September 30,
2025
2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases $
1,362
$
1,004
Right-of-use assets obtained in exchange for lease obligations
Operating leases $
1,036
$
510

16.
Revenue recognition
Disaggregation of revenue
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the three months ended September 30, 2025:
Merchant Consumer Enterprise Total
Processing fees
$
34,463
$
9,416
$
11,631
$
55,510
South Africa
32,614
9,416
11,631
53,661
Rest of Africa
1,849
-
-
1,849
Technology
products
6,521
84
970
7,575
South Africa
6,460
84
970
7,514
Rest of Africa
61
-
-
61
Prepaid airtime sold
82,053
37
1,679
83,769
South Africa
74,337
37
1,679
76,053
Rest of Africa
7,716
-
-
7,716
Lending revenue
-
6,854
-
6,854
Interest from customers
2,287
4,914
-
7,201
Insurance revenue
-
6,872
-
6,872
Account holder fees
-
2,148
-
2,148
Other
989
251
279
1,519
South Africa
844
251
279
1,374
Rest of Africa
145
-
-
145
Total revenue, derived
from the following geographic
locations
126,313
30,576
14,559
171,448
South Africa
116,542
30,576
14,559
161,677
Rest of Africa
$
9,771
$
-
$
-
$
9,771

16.
Revenue recognition (continued)
Disaggregation of revenue (continued)
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable
segments
for
the
three
months
ended
September
30,
2024
(previously
reported
information
for
the
three months
ended
September 30, 2024, has been recast for the change
to the Company’s internal
reporting structure in the second quarter of fiscal 2025
as described in Note 21
to the Company’s
audited consolidated financial
statements included in its Annual
Report on Form 10-K
for
the year ended June 30, 2025):
Merchant Consumer Enterprise Total
Processing fees
$
24,370
$
7,530
$
6,513
$
38,413
South Africa
22,568
7,530
6,513
36,611
Rest of Africa
1,802
-
-
1,802
Technology
products
1,845
2
1,291
3,138
South Africa
1,772
2
1,291
3,065
Rest of Africa
73
-
-
73
Prepaid airtime sold
93,875
17
1,578
95,470
South Africa
87,995
17
1,578
89,590
Rest of Africa
5,880
-
-
5,880
Lending revenue
-
6,956
-
6,956
Interest from customers
1,676
-
-
1,676
Insurance revenue
-
4,340
-
4,340
Account holder fees
-
1,699
-
1,699
Other
1,297
528
51
1,876
South Africa
1,240
528
51
1,819
Rest of Africa
57
-
-
57
Total revenue, derived
from the following geographic
locations
123,063
21,072
9,433
153,568
South Africa
115,251
21,072
9,433
145,756
Rest of Africa
$
7,812
$
-
$
-
$
7,812

17.
Leases
The
Company
has
entered
into leasing
arrangements
classified
as operating
leases under
accounting
guidance.
These leasing
arrangements
relate
to
the
lease
of
its
corporate
head
office
and
sales
and
administration
offices
of
its
Merchant,
Consumer
and
Enterprise businesses. The Company’s operating leases have remaining lease terms of between one
and
five years
. The Company also
operates parts
of its
consumer business
from locations
which it
leases for
a period
of less
than
one year
. The
Company’s
operating
lease expense during the three months ended September 30, 2025 and 2024 was $
1.4
million and $
1.0
million, respectively.
The
Company
has
also
entered
into
short-term
leasing
arrangements,
primarily
for
the
lease
of
branch
locations
and
other
locations,
to operate its consumer
business in South Africa.
The Company’s
short-term lease expense during
the three months ended
September 30, 2025 and 2024, was $
0.4
million and $
1.0
million, respectively.
The following table presents supplemental balance
sheet disclosure related to the
Company’s right-of-use assets and its operating
lease liabilities as of September 30, 2025 and June 30, 2025:
September 30, June 30,
2025 2025
Right of use assets obtained in exchange for lease obligations:
Weighted average
remaining lease term (years)
2.9
2.8
Weighted average
discount rate (percent)
9.8
9.8
The maturities of the Company’s
operating lease liabilities as of September 30, 2025, are presented below:
Maturities of operating lease liabilities
Year
ended June 30,
2026 (excluding three months to September 30, 2025) $
4,421
2027
3,813
2028
2,387
2029
1,164
2030
462
Thereafter
-
Total undiscounted
operating lease liabilities
12,247
Less imputed interest
1,948
Total operating lease liabilities,
included in
10,299
Operating lease liability - current
4,258
Operating lease liability - long-term $
6,041
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
Note 21
to the Company’s
audited consolidated
financial statements
included in
its Annual Report
on Form 10-K
for the year
ended
June 30, 2025. Previously
reported information for the
three months ended September
30, 2024, has been recast
for the change to
the
Company’s
internal
reporting
structure
in
the
second
quarter
of
fiscal
2025
as
described
in
Note
21
to
the
Company’s
audited
consolidated financial statements included in its Annual Report on
Form 10-K for the year ended June 30, 2025.
The Company’s chief operating decision maker is the Company’s
Executive Chairman. During the second quarter of fiscal 2025, he changed the Company’s operating
and internal reporting structures to present a new segment, Enterprise, separately.
The
Company
currently
has
three
reportable
segments:
Merchant,
Consumer
and Enterprise.
The
Company’s
chief
operating
decision
maker
(“CODM”)
is
the
Company’s
Executive
Chairman.
The
CODM
analyzes
the
Company’s
operating
performance
primarily based on these three operational lines, namely,
(i) Merchant, which focuses
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
s
olution.

18.
Operating segments
(continued)
Types of products
and services from which each segment derives its revenues
The
Merchant
segment
includes
revenue
generated
from
the
sale
of
Alternative
Digital
Products
(“ADP”)
(select
prepaid
solutions,
supplier-enabled
payments,
international
money
transfer
and
other)
and
card-acquiring
services
to
informal
sector
merchants. It
also includes
activities related
to the
provision of
goods and
services provided
to corporate
and other
juristic entities.
The
Company
earns
fees
from
processing
activities
performed
(including
card
acquiring
and
the
provision
of
a
payment
gateway
services)
for
its customers,
and rental
and
license
fees from
the provision
of point
of sales
(“POS”)
hardware
and
software
to
the
hospitality
industry.
The Company
also provides
cash management
and payment
services to
merchant
customers
through
a digital
vault
which
is located
at
the customer’s
premises and
through
which
the Company
is able
to provide
the services
which
generate
processing fee revenue. The Merchant segment includes interest earned from the provision of loans to its customers, refer to Note 16.
The Consumer segment
includes activities related
to the provision of
financial services to customers,
including a bank account,
loans and insurance
products. The Company
charges monthly
administration fees
for all bank
accounts. Customers that
have a bank
account managed by the Company are issued cards that
can be utilized to withdraw funds at
an ATM or to transact at a merchant POS.
The Company
earns processing
fees from
transactions processed
for these
customers. The
Company also
earns fees
on transactions
performed
by other
banks’ customers
utilizing
its ATM
(until
June 30,
2023)
or POS.
The Company
provides short
-term loans
to
customers in South Africa for which it earns initiation and monthly service fees, and interest revenue from the second quarter of fiscal
2025,
refer to
Note 16.
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
of
POS
devices,
SIM
cards
and
other
consumables
which
can
occur
on
an
ad
hoc
basis.
Licenses
include
the
right
to
use
certain
technology developed by the Company.
Segment measure of profit or loss
The
Company
evaluates
segment
performance
based
on
segment
earnings
before
interest,
tax,
depreciation
and
amortization
(“EBITDA”),
adjusted
for
items
mentioned
in
the
sentences
below
(“Segment
Adjusted
EBITDA”),
the
Company’s
reportable
segments’ measure of profit or loss.
The
Company
obtained
a
general
lending
facility
in
February
2025,
which
has
been
partially
used
to
fund
a
portion
of
its
Consumer lending during the three months ended September 30, 2025, and interest related to these borrowings have been allocated to
Consumer.
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
Segment Adjusted
EBITDA during fiscal 2025. The Stock-based compensation adjustments reflect stock-based compensation expense and are excluded
from
the
calculation
of
Segment
Adjusted
EBITDA
and
are
therefore
reported
as
reconciling
items
to
reconcile
the
reportable
segments’ Segment Adjusted EBITDA to the Company’s
loss before income tax expense.
Our
CODM
does
not
review
the
components
of
segment
selling,
general
and
administration
expenses
and
is
presented
with
reports which include revenue, net revenue (a non-GAAP measure)
and Segment Adjusted EBITDA.

18.
Operating segments
(continued)
The table below presents
the reconciliation of revenue
from external customers to the
reportable segment’s
revenue, significant
expenditures,
the
Company’s
reportable
segment’s
measure
of
profit
or
loss,
and
certain
other
segment
information
for
the
three
months ended September 30, 2025 and 2024, respectively,
is as follows:
Three months ended September 30, 2025
Merchant Consumer Enterprise No allocated Total
Revenue from external customers $
126,313
$
30,576
$
14,559
$
-
$
171,448
Intersegment revenues
637
-
294
-
931
Segment revenue
126,950
30,576
14,853
-
172,379
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support
98,413
10,437
10,521
-
119,371
Selling, general and
administration (1)(2)
19,347
11,646
3,063
-
34,056
Segment adjusted EBITDA $
9,190
$
8,493
$
1,269
$
-
$
18,952
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
3,365
$
309
$
86
$
9,134
$
12,894
Expenditures for long-lived assets $
4,325
$
281
$
513
$
-
$
5,119
Three months ended September 30, 2024
Merchant Consumer Enterprise No allocated Total
Revenue from external customers $
123,063
$
21,072
$
9,433
$
-
$
153,568
Intersegment revenues
588
-
2,450
-
3,038
Segment revenue
123,651
21,072
11,883
-
156,606
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support
104,703
8,373
9,702
-
122,778
Selling, general and
administration
(1)(3)
11,394
8,303
1,819
-
21,516
Segment adjusted EBITDA $
7,554
$
4,396
$
362
$
-
$
12,312
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
2,227
$
202
$
100
$
3,747
$
6,276
Expenditures for long-lived assets $
3,886
$
131
$
121
$
-
$
4,138

18.
Operating segments (continued)
(1)
Selling,
general
and
administration
includes
human
capital-related
expenses
(including
base
salary
and
bonus),
IT-related
expenses
(including
software
licenses,
hardware
maintenance,
hosting,
and
communication
expenses),
professional
fees
(including
audit, legal,
consulting and
other fees),
lease and
utilities expenses,
the allowance
for credit
losses and
other operating
and support
expenses.
(2) Segment Adjusted
EBITDA for the
three months ended
September 30, 2025,
includes retrenchment
costs for Merchant
of $
0.2
million (ZAR
3.8
million) and Consumer of $
0.1
million (ZAR
2.6
million).
(3) Segment
Adjusted EBITDA for
the three months
ended September
30, 2024, includes
retrenchments costs
for Consumer
of
$
0.06
million (ZAR
1.1
million) and for Merchant, costs of $
0.01
million (ZAR
0.2
million).
The reconciliation of
the reportable segments’
measures of profit or
loss to loss before
income tax expense for
the three months
ended September 30, 2025 and 2024, is as follows:
Three months ended
September 30,
2025 2024
Reportable segments measure of profit or loss
$
18,952
$
12,312
Operating loss: Group costs
(3,611)
(2,949)
Once-off costs
(267)
(1,805)
Interest adjustment
-
831
Unrealized Gain FV for currency adjustments
64
219
Stock-based compensation charge adjustments
(1,861)
(2,377)
Depreciation and amortization
(12,894)
(6,276)
Loss on impairment of equity-accounted investment
(584)
-
Interest income
539
586
Interest expense
(4,898)
(5,032)
Loss before income tax expense $
(4,560)
$
(4,491)
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
For the three months ended September 30, 2025, the Company’s effective tax rate was impacted by the tax expense recorded by the
Company’s
profitable
South
African
operations
and
non-deductible
expenses
(including
transaction-related
expenditures).
The
Company’s income
tax benefit was impacted by a higher
deferred tax benefit as a result
of the reduction in the useful
lives of certain
of the
Company’s
brand and
trademark intangible
assets which
has resulted
in an
increase in
amortization expense
during the
three
months ended September 30, 2025.
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
Uncertain tax positions
As of three months ended September 30, 2025 and
June 30, 2025, the Company had
no
unrecognized tax benefits. The Company
files income tax
returns mainly
in South Africa,
Botswana, Namibia and
in the U.S.
federal jurisdiction.
As of September
30, 2025,
the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for
periods before
June 30,
2020. The
Company is
subject to
income tax
in other
jurisdictions outside
South Africa,
none of
which are
i ndividually material to its financial position, statement of cash flows, or results of operations.

20.
Commitments and contingencies
Guarantees
The South African
Revenue Service and
certain of the
Company’s customers,
suppliers and other
business partners have
asked
the Company
to provide
them with
guarantees, including
standby letters
of credit,
issued by
South African
banks. The
Company is
required to procure these guarantees for these third parties to operate its business.
RMB has
issued
guarantees
to
these
third
parties
amounting
to
ZAR
33.1
million
($
1.9
million,
translated
at
exchange
rates
applicable as of September 30, 2025) thereby utilizing part of the Company’s short-term facilities.
Nedbank has
issued guarantees
to these
third parties
amounting to
ZAR
2.1
million ($
0.1
million, translated
at exchange
rates
applicable as of September 30, 2025) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of between
0.47
% per annum to
1.84
% per annum of the face
value of these guarantees and does
not recover any of the commission
from
third parties.
The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of September 30,
2025. The maximum
potential amount that
the Company could
pay under these
guarantees is ZAR
35.1
million ($
2.0
million, translated
at exchange
rates applicable
as of September
30, 2025).
The Company
has ceded
and pledged
certain bank
accounts to
Nedbank as
security
for
the guarantees
issued by
them with
an aggregate
value
of ZAR
2.1
million ($
0.1
million, translated
at exchange
rates
applicable as of September 30, 2025).
Contingencies
The
Company
is
subject
to
a
variety
of
insignificant
claims
and
suits
that
arise
from
time
to
time
in
the
ordinary
course
of
business. Management
currently believes
that the
resolution of
these other
matters, individually
or in
the aggregate,
will not
have a
material adverse impact on the Company’s
financial position, results of operations or cash flows.
21.
Subsequent events
Agreement to sell shares in Cell C
As discussed in Note 5, the Company holds, through
Lesaka SA, shares in Cell C. It is intended that a restructure of Cell C will
be undertaken, which will include the establishment of a
new holding company for Cell C, Cell
C Holdings Limited (“Cell C Listco”),
and the
transfer of
shares in
Cell C by
its existing
shareholders to
Cell C Listco
in exchange
for Cell
C Listco
issuing shares
to the
existing
Cell
C
shareholders
(the
“Flip-up”).
It
is
further
intended
that
the
shares
of
Cell C
Listco
will
be
listed
on
the
securities
exchange
operated
by the
JSE Limited
(the “Listing”).
On October
31,
2025,
in considering
the proposed
restructure
and
Listing,
Lesaka SA entered
into an agreement with
The Prepaid Company Proprietary
Limited (“TPC”) to dispose
of its shares in
Cell C (or,
after the Flip-up is implemented, its shares in Cell C Listco) (“Relevant Shares”), if certain conditions are met. Under the terms of the agreement, if:
(1)
the Listing occurs by November 30, 2025, and the value of Lesaka SA’s shares in Cell C is less than ZAR
50
million , then
Lesaka SA
can choose
to either hold
the shares,
or sell the
Relevant Shares
to TPC
for a purchase
price equal
to ZAR
50
million; or
(2)
the Listing does
not occur by
November 30, 2025 (or, earlier
than this date,
it is determined
that the Listing
will not proceed),
then Lesaka
SA will sell
the Relevant Shares
to TPC for
ZAR
35
million. If, after
this sale and
before April
30, 2026, the
Listing occurs and the list price per share
(“A”) is more than the price
paid per Lesaka share (the aggregate ZAR
35
million)
(“B”), then TPC shall pay an amount equal to the difference between A and B, multiplied by the number of Relevant Shares
to Lesaka SA as a top-up to the purchase consideration.
Issue of guarantee to RMB in October 2025
In October
2025, the
Company provided
a ZAR
19.0
million ($
1.1
million) guarantee
to RMB in
connection with
a guarantee
facility extended by RMB to Sandulela under the terms of February 2025
Common Terms Agreement.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2025,
and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.
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
June 30, 2025.
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
Recent Developments
This item generally discusses our results for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.
Merchant Division
Performance in Merchant has been driven by:
Merchant acquiring
Merchant acquiring includes 87,847 devices deployed under the Adumo,
Card Connect and Kazang brands.
Q1 2026 Q1 2025 Q1 2024
Q1 2026 vs
Q1 2025
Number of devices in deployment at period end
87,847 53,450 46,600 64%
Total throughput
for the period (ZAR billions)
9.2 4.2 3.6 117%
● 2026 is inclusive of approximately 29,000 devices deployed by Adumo with the Adumo transaction closing on October
1, 2024, the impact of which is not included in the prior period comparatives.
●
Throughput increased to ZAR 9.2 billion for the quarter, driven mainly by the inclusion of Adumo in the first quarter of
fiscal 2026 and 10% year-on-year growth attributable
to Kazang Pay.

Software
Our software solutions are offered through GAAP.
Q1 2026 Q1 2025 Q1 2024
Q1 2026 vs
Q1 2025
Number of GAAP sites at period end
9,772 n.a. n.a. nm
Approximate ARPU per site (ZAR)
(1)
3,184 n.a. n.a. nm
(1) ARPU
is calculated
on a
revenue
per site
basis, as
monthly figure
based on
a three-month
rolling
average for
the quarter
ending September 30, 2025.
●
GAAP was acquired on October 1, 2024.
●
Monthly
ARPU
per
site
combines
hardware
on
a
rental
basis
and
software
subscription
revenue,
but
excludes
the
merchant acquiring revenue when our software customers utilize our merchant acquiring payment solutions.
Cash
Q1 2026 Q1 2025 Q1 2024
Q1 2026 vs
Q1 2025
Number of devices in deployment at period end
4,656 4,484 4,411 4%
Cash settlements (throughput) for the period (ZAR billions)
27.5 28.7 27.6 (4%)
Our cash business is experiencing differing secular trends
in its two distinct markets:
●
Small-to-Medium
merchant
sector: Ongoing
decline in
cash usage
with flat
net growth
in vault
activity in
a more
mature
digital economy where cash is increasingly displaced by digital alternatives.
● Micro-merchant market: High cash prevalence and increasing digital adoption is supporting strong growth in the numbers of devices and cash settlements. Throughput in
our vaults placed in the
micro-merchant sector increased more than 70% to
ZAR
4.9 billion in the first quarter of fiscal 2026, representing 18% of total vault throughput for the year compared to 10% a year
ago. This is fast becoming a meaningful contributor to our cash offering.
Lending
Our lending
solutions are
offered to
merchants through
Capital Connect and
Adumo Capital.
Adumo Capital
is a joint
venture
with Retail Capital, a division of Tyme
Bank, with a 50:50 profit share.
Q1 2026 Q1 2025 Q1 2024
Q1 2026 vs
Q1 2025
Total lending origination
volume for the period (ZAR millions)
(1)
201 166 173 21%
Total net loan book
outstanding at period end (ZAR millions)
(1)
470 273 280 72%
(1) Amounts reflected above includes 100% of
Adumo Capital’s
credit disbursed and net loan book.
●
The first quarter of fiscal
2026 is inclusive of lending
origination volume (for three months) and the
net loan book under
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
Q1 2026 Q1 2025 Q1 2024
Q1 2026 vs
Q1 2025
Number of devices in deployment at period end
97,519 89,044 77,111 10%
Total throughput
for the period (ZAR billions)
11.9 9.9 7.2 21%
Prepaid solutions throughput for the period (ZAR billions)
4.9 4.7 4.3 4%
Supplier enabled payments throughput for the period (ZAR
billions)
7.1 5.2 2.9 37%

●
We had 97,519 devices deployed as of
September 30, 2025, representing a
10% year-on-year growth. Core to
our device
placement strategy
is the decision
to focus on
quality business
and optimizing
our existing
fleet, which
is reflected
in
healthy throughput growth.
●
Total
throughput
increased
21%
to
ZAR
11.9
billion
year-on-year,
driven
by
a
37%
increase
in
supplier
enabled
payments.
Unification of Merchant under Lesaka brands
Over the
past three
years, we
have
brought together
Kazang and
Connect and
subsequently added
Adumo and
GAAP to
our
Merchant Division. In 2025, we accelerated the integration of our micro-merchant and merchant businesses as we build an integrated, multi-product platform
serving merchants of
all sizes. The
unification of our
Merchant Division’s
operations and the
realignment of
these brands under a single Lesaka identity is expected to optimize our Merchant
Division.
Consumer Division
Our consumer base includes South African grant beneficiaries and other EasyPay
Payouts cardholders.
●
Our grant beneficiary base
includes both permanent and
non-permanent grant beneficiaries. As
the division has evolved,
both sub-categories of consumers are revenue generating and hence the combined consumer base metrics shown below are most appropriate to measure the performance of the division financially and operationally. Although historically we have shown these
metrics separately, it is maintained
that approximately 90%
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
Q1 2026 Q1 2025 Q1 2024
Q1 2026 vs
Q1 2025
Transactional accounts
(banking) - EPE
Number of active consumers at period end (millions)
1.9 1.6 1.3 24%
Approximate net activations for the period (thousands)
49 24 27 103%
Lending - EasyPay Loans
Approximate number of loans originated during the period
(thousands)
354 286 222 24%
Lending originations for the period (ZAR millions)
820 462 353 77%
Loan portfolio outstanding at period end (ZAR millions)
(1)
1,116 564 423 98%
Insurance - EasyPay Insurance
Approximate number of insurance policies written during the
period (thousands)
57 49 38 16%
Total active insurance
policies on book at period end
(thousands)
589 466 359 27%
Gross written premium for the period (ZAR millions)
120 87 64 38%
Average
revenue
per
consumer
per
month,
in
the
quarter,
(active customers) (ZAR) (2)
89 78 73 13%
EasyPay Payouts
Approximate number of active cardholders (thousands)
211 n.a. n.a. nm
Approximate load value for the period (ZAR millions)
(3)
125 n.a. n.a. nm
(1) Gross loan book, before
provisions.
(2) ARPU is calculated on a revenue
per active consumer basis whereby an
active consumer can be both a permanent and
non-
permanent grant. ARPU is a monthly figure
based on a 3-month rolling average for the quarter ended
September 30, 2025.
(3) Represents a 3-month period for quarter one fiscal 2026. With the Adumo transaction closing on October 1, 2024, the impact
is not included in the prior period comparatives.
●
Driving customer acquisition, supported by increased focus on customer service using enhanced digital capabilities.
o
Net active
account growth
of approximately
49,000 for
the period, compared
to approximately
24,000 a
y
ear ago for the equivalent period.

o
Growth in active consumers driven by strong performance
from sales and distribution teams, with further
product enhancements made to the lending product driving growth.
o
Development of a proprietary onboarding engine which allows
for digital onboarding for banking, lending
and
insurance products
at the
point
of engagement.
Utilizing the
new onboarding
engine has
improved
operational
efficiencies
and
driven
higher
cross-sell
penetration
for
both
existing
consumers
and
new
consumer onboards.
EasyPay Loans
o
We originated approximately 354,000
loans during the period, with our loan portfolio outstanding, increasing 98%
to ZAR 1.1 billion as of September 30, 2025, compared to ZAR 564 million as of September 30,
2024.
o
We
have not
amended our
credit scoring
or other
lending criteria,
and the
growth is
reflective of
the demand
for
our
tailored loan
product
for this
market,
growth in
active consumer
base and
improved cross-selling
initiatives
driven by the launch of our new onboarding engine.
o
The credit loss ratio, calculated as the loans written off over the last 12 months as a percentage of the average gross
loan book
over the
last 12
months is
approximately 6.5%
on an
annualized basis,
compared to
the same
period a
year ago
(Q1 2025).
As the
lending product
mix scales
to the
larger
and longer
tenor loan
product, we
expect a
modest but non-material increase in the credit loss ratio.
EasyPay Insurance
o
Our insurance product sales
continue to grow
and is a
material contributor to the
improvement in our overall
ARPU.
We
have
been
able
to
improve
customer
penetration
to
approximately
35%
of
our
active
consumer
base
as
of
September 30, 2025, compared to 34% as of September 30, 2024.
o
Approximately 57,000 new policies were written in the period, increasing 16% compared to the same period a year
ago (Q1 2025).
ARPU
o
ARPU for our active
consumer base has increased
to approximately ZAR 89
per month from approximately
ZAR
78 compared
to the
same period
a year
ago (Q1
2025). ARPU
reflects the
definition
of an
active consumer
and
includes permanent and non-permanent grant beneficiaries.
EasyPay Payouts
o
The number of active
card holders was approximately 211,000 at
the period end, with
a load value of
approximately
ZAR 125 million.
o
Adumo Payouts was acquired on October 1, 2024 and subsequently rebranded to EasyPay Payouts.
Enterprise Division
ADP includes
prepaid solutions
and bill
payments through
channels such
as retailer
distribution networks
and online
banking
apps.
Q1 2026 Q1 2025 Q1 2024
Q1 2026 vs
Q1 2025
ADP
Total throughput
for the period (ZAR billions)
12 11 9 13%
Utilities
(1)
Total throughput
for the period (ZAR millions)
396.3 n.a. n.a. nm
Approximate number of active meters (thousands)
270 n.a. n.a. nm
(1) The Recharger transaction closed on March
3, 2025.

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
that reflect
significant judgments
or uncertainties
and may
potentially result
in materially
different
results under
different
assumptions
and
conditions.
We
have
identified
the
following
critical
accounting
policies that
are
described
in
more
detail
in
our
Annual Report on Form 10-K for the year ended June 30, 2025:
●
Recoverability of Goodwill;
●
Intangible Assets Acquired Through Acquisitions;
●
Revenue recognition – principal versus agent considerations;
●
Finance Loans Receivable and Allowance for Credit Losses; and
●
Valuation
of investment in Cell C.
Recent accounting pronouncements adopted
Refer to Note
1 to
our unaudited condensed
consolidated financial statements
for a full
description of accounting
pronouncements
adopted, including the dates of adoption and the effects on
our unaudited condensed consolidated financial statements.
Recent accounting pronouncements not yet adopted
as of September 30, 2025
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
September 30, June 30,
2025 2024
2025
ZAR : $ average exchange rate
17.6379 17.9601 18.1644
Highest ZAR : $ rate during period
18.1650 18.5100 19.6350
Lowest ZAR : $ rate during period
17.2702 17.1144 17.1144
Rate at end of period
17.2702 17.1808 17.7554

Translation exchange
rates for financial reporting purposes
We are required
to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate
this data
for the
three months
ended September
30, 2025
and 2024,
vary slightly
from the
averages shown
in the
table
above.
Except
as
described
below,
the
translation
rates
we
use
in
presenting
our
results
of
operations
are
the
rates
shown
in
the
following table:
Three months ended
Year
ended
Table 2 September 30, June 30,
2025 2024
2025
Income and expense items: $1 = ZAR
17.6654 17.7176 17.9031
Balance sheet items: $1 = ZAR
17.2702 17.1808 17.7554
We have
translated the results of operations and
operating segment information for the
three months ended September 30,
2025
and 2024,
provided in
the tables below
using the actual
average exchange
rates per month
(i.e. for
each of
July 2025,
August 2025,
and September 2025 for the
first quarter of fiscal
2026) between the USD and
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
currency of
the entities
which contribute
the majority
of our
results and
is the
currency in
which the
majority of
our
transactions
are
initially
incurred
and
measured.
Presentation
of our
reported
results
in ZAR
is a
non-GAAP
measure.
Due
to
the
significant impact of currency
fluctuations between the U.S.
dollar and ZAR on
our reported results and because
we use the U.S.
dollar
as our reporting
currency,
we believe that
the supplemental presentation
of our results
of operations in
ZAR is useful
to investors to
u
nderstand the changes in the underlying trends of our business.

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
equity securi
ties, fair
value
adjustments
to
currency
options),
interest
income,
interest
expense,
income
tax
expense
or
loss
from
equity-accounted
investments
to our
reportable segments.
For fiscal
2025, we
included
an intercompany
interest expense
in our
Consumer Segment
Adjusted
EBITDA.
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
2025 financial results
for the three
months ended September
30, 2024, do
not include these
businesses because
we acquired Adumo
on October 1, 2024 and Recharger on March 3, 2025.
We
analyze our
business and
operations
in terms
of three
inter-related
but independent
operating segments:
(1) Merchant
(2)
Consumer and (3) Enterprise.
In addition, corporate activities
that are impracticable to
allocate directly to the
operating segments, as
well
as
any
inter-segment
eliminations,
are
included
in
Grfiscaoup
costs.
Inter-segment
revenue
eliminations
are
included
in
Eliminations.
First quarter of fiscal 2026 compared to first quarter
of fiscal 2025
The following factors had a significant impact on
our results of operations during the first
quarter of fiscal 2025 as compared with
the same period in the prior year:
● Higher revenue: Our revenues increased 12% in U.S. dollars and 10% in ZAR, primarily due to the inclusion of Adumo and
Recharger,
higher
transaction,
insurance
and
lending
revenues
in
Consumer,
which
was
partially
offset
by
a
decrease
in
prepaid airtime revenue in Merchant;
●
Operating
income
increase:
Operating
income
increased
primarily
due
to
strong
performance
by
Consumer
and
the
contribution
from Adumo
and Recharger
,
which
was partially
offset
by
an
increase
in amortization
of
acquisition-related
intangible assets related to the acquisition of Adumo and Recharger and higher operating costs;
● Lower net interest charge:
Net interest charge decreased to $4.36 million (ZAR 76.9 million) from $4.45 million (ZAR 79.8 million) primarily due to
a lower interest expense
following lower interest rates
and the exclusion of
interest expense incurred
under our
borrowing arrangements
related to
our Consumer
lending book
in the
first quarter
of fiscal
2026 compared
with
2025. On
a comparable
basis the
equivalent interest
expense related
to the
Consumer lending
book for
the first
quarter of
fiscal 2025 was included in interest expense ; and
● Foreign exchange movements:
The U.S. dollar was flat against the
ZAR during the first quarter of fiscal 2026
compared to
the prior period.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:
Table 3 In United States Dollars
Three months ended September 30,
2025 2024%
$ ’000 $ ’000 change
Revenue
171,448 153,568 12%
Cost of goods sold, IT processing, servicing and support
118,440 118,909 (0%)
Selling, general and administration
39,637 26,698 48%
Depreciation and amortization
12,894 6,276 105%
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
94 1,730 (95%)
Operating income (loss)
383 (45) nm
Loss on impairment of equity-accounted investment
584 - nm
Interest income
539 586 (8%)
Interest expense
4,898 5,032 (3%)
Loss before income tax (benefit) expense
(4,560) (4,491) 2%
Income tax (benefit) expense
(146) 78 nm
Net loss before earnings from equity-accounted investments
(4,414) (4,569) (3%)
Earnings from equity-accounted investments
- 27 nm
Net loss
(4,414) (4,542) (3%)
Add net loss attributable to non-controlling interest
117 - nm
Net loss attributable to us
(4,297) (4,542) (5%)
Table 4 In South African Rand
Three months ended September 30,
2025 2024%
ZAR ’000 ZAR ’000 change
Revenue
3,023,546 2,756,877 10%
Cost of goods sold, IT processing, servicing and support
2,089,010 2,134,828 (2%)
Selling, general and administration
698,672 479,183 46%
Depreciation and amortization
227,366 112,660 102%
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
1,762 30,491 (94%)
Operating income (loss)
6,736 (285) nm
Loss on impairment of equity-accounted investment
10,342 - nm
Interest income
9,496 10,517 (10%)
Interest expense
86,410 90,328 (4%)
Loss before income tax (benefit) expense
(80,520) (80,096) 1%
Income tax (benefit) expense
(2,572) 1,402 nm
Net loss before earnings from equity-accounted investments
(77,948) (81,498) (4%)
Earnings from equity-accounted investments
- 475 nm
Net loss
(77,948) (81,023) (4%)
Add net loss attributable to non-controlling interest
2,058 - nm
Net loss attributable to us
(75,890) (81,023) (6%)
Revenue
increased
by
$17.9
million
(ZAR
266.7
million)
or
11.6%
(in
ZAR
9.7%).
The
increase
was
primarily
due
to
the
inclusion of Adumo and Recharger, the impact of an increase in certain issuing fee base prices year-over-year, and transaction activity
in our
issuing business,
and an increase
in insurance premiums
collected and
lending revenues
(including interest)
following higher
loan originations
,
which was
partially offset
by a
decrease in
the volume
of prepaid
airtime sold.
Refer to
discussion above
at “—
Recent Developments” for a description of key trends impacting our revenue this quarter.
Cost of goods sold, IT processing, servicing and support decreased by $0.5 million (ZAR 45.8 million) or 0.4% (in ZAR 2.1%),
primarily due to the decrease in the prepaid airtime
costs, which was partially offset by the inclusion of Adumo, an increase in lending
r
elated expenditures (including interest expense) and higher insurance-related claims and third-party transaction fees.

Selling, general
and administration
expenses increased
by $12.9
million (ZAR
219.5 million),
or 48.5%
(in ZAR
45.8%). The
increase
was primarily
due
to
the
inclusion
of
Adumo
and
Recharger;
higher
employee-related
expenses
(including
the impact
of
annual salary
increases),
an increase
in the
allowance for
credit losses
as a
result of
higher lending
activities by
Consumer,
and the
year-over-year
impact of
inflationary increases
on certain
expenses, which
was partially
offset
by lower
stock-based compensation
charges.
Depreciation and
amortization expense increased
by $6.6 million
(ZAR 114.7
million),
or 105.4% (101.8%).
The increase was
due to the
inclusion of acquisition-related
intangible asset amortization
related to intangible
assets identified pursuant
to the Adumo
and Recharger acquisitions
and an increase in depreciation expense related to additional POS devices deployed
.
Transaction costs related
to Adumo, Recharger and
Bank Zero acquisitions during the
first quarter of fiscal 2025 included
costs
incurred related to the Adumo acquisition which closed in October 2024.
We did not incur significant transaction costs during the first quarter of fiscal 2026. Refer to Note 2 to our unaudited condensed consolidation financial statements for additional information.
Our operating income (loss) margin for
the first quarter of fiscal 2026
and 2025 was 0.2% and (0.0)%, respectively.
We discuss
the components of operating loss margin under “—Results of operations by operating segment.”
We
did
not
record
any
changes in
the
fair
value
of
equity interests
in
Cell
C during
the first
quarter
of
fiscal
2026
or 202
5,
respectively,
or any fair value adjustments for MobiKwik
during the first quarter of fiscal 2025.
We continue
to carry our investment
in Cell C at $0 (zero).
Refer to Note 5 to our unaudited
condensed consolidation financial statements
for the methodology and inputs
used in the fair value calculation for Cell C.
Interest on surplus
cash of was $0.5
million (ZAR 9.5
million) compared with
$0.6 million (ZAR
10.5 million) during
the first
quarter of fiscal 2025, and decrease due to lower interest rates.
Interest expense decreased to $4.9 million (ZAR 86.4
million) from $5.0 million (ZAR 90.3 million). In ZAR,
the decrease was
primarily due
to lower interest
rates and the
exclusion of interest
expense incurred
under our borrowing
arrangements related to
our
Consumer lending book in the first quarter of fiscal 2026 compared with 2025. On a comparable basis the equivalent interest expense related to the Consumer lending book for the first quarter of fiscal 2025 was included in interest expense.
First quarter
of fiscal
2026
income tax
benefits was
$0.1 million
(ZAR 2.6
million) compared
to income
tax expense
of $0.1
million
(ZAR
1.4
million)
in fiscal
2025.
Our
effective
tax rate
for
fiscal
2025
was impacted
by
the tax
expense
recorded by
our
profitable South African operations and non-deductible expenses (including transaction-related expenditures). The income tax benefit was impacted
by a
higher deferred
tax benefit
as a
result of
the reduction
in the
useful lives
of certain
of our
brand and
trademark
intangible assets which has resulted in an increase in amortization expense during the three months ended September 30, 2025.
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
Table 5 In United States Dollars
Three months ended September 30,
2025 % of 2024 % of
% change Operating Segment $ ’000 total $ ’000 total
Consolidated revenue:
Merchant 126,950 74% 123,651 81% 3%
Consumer 30,576 18% 21,072 14% 45%
Enterprise 14,853 9% 11,883 8% 25%
Subtotal: Operating segments
172,379 101% 156,606 103% 10%
Eliminations
(931) (1%) (3,038) (3%) (69%)
Total
consolidated revenue
171,448 100% 153,568 100% 12%
Group Adjusted EBITDA:
Merchant
(1)
9,190 60% 7,554 81% 22%
Consumer
(1)
8,493 55% 4,396 47% 93%
Enterprise
(1)
1,269 8% 362 4% 251%
Group costs (3,611) (23%) (2,949) (32%) 22%
Group Adjusted EBITDA (non-GAAP) (2) 15,341 100% 9,363 100% 64%
(1) Segment Adjusted EBITDA for the three months ended September 30, 2025, includes retrenchment costs of $0.2 million for
Merchant and
Consumer of $0.1
million. Segment
Adjusted EBITDA Merchant
and Segment Adjusted
EBITDA Consumer
include
retrenchment costs of $0.01 million and $0.06 million, respectively, for the first quarter of fiscal 2025.
(2) Group Adjusted EBITDA
is a non-GAAP measure, refer
to reconciliation below at
“—Results of Operations—Use of
Non-
GAAP Measures”.
Table 6 In South African Rand
Three months ended September 30,
2025 % of 2024 % of
% change Operating Segment ZAR ’000 total ZAR ’000 total
Consolidated revenue:
Merchant 2,239,035 74% 2,220,022 81% 1%
Consumer 539,006 18% 378,063 14% 43%
Enterprise 261,904 9% 213,997 8% 22%
Subtotal: Operating segments
3,039,945 101% 2,812,082 103% 8%
Eliminations
(16,399) (1%) (55,205) (3%) (70%)
Total
consolidated revenue
3,023,546 100% 2,756,877 100% 10%
Group Adjusted EBITDA:
Merchant (1) 162,076 60% 135,510 81% 20%
Consumer (1) 149,710 55% 78,681 47% 90%
Enterprise (1) 22,407 8% 6,568 4% 241%
Group costs (63,619) (23%) (52,654) (32%) 21%
Group Adjusted EBITDA (non-GAAP)
(2)
270,574 100% 168,105 100% 61%
(1) Segment Adjusted EBITDA for the three months
ended September 30, 2025, includes retrenchment costs of
ZAR 0.2 million
for Merchant and Consumer
of ZAR 3.8
and ZAR 2.6
million for the first
quarter of fiscal 2026.
Segment Adjusted EBITDA Merchant
and Segment Adjusted EBITDA Consumer include retrenchment costs of ZAR 0.2 million and
ZAR 1.1 million, respectively, for the
first quarter of fiscal 2025.
(2) Group Adjusted EBITDA
is a non-GAAP measure, refer
to reconciliation below at
“—Results of Operations—Use of
Non-
GAAP Measures”.

Merchant
Segment revenue primarily
increased due to the
inclusion of Adumo, which
was partially offset
by lower ADP revenue
earned,
including
from
lower prepaid
airtime
volumes
sold.
While
overall
ADP
volumes
increased,
prepaid
airtime
revenue
contributes
a
significant portion of our overall ADP
revenue, and therefore a drop in the
volume of the prepaid airtime revenue impacts
our reported
revenue generated. The increase in Segment Adjusted EBITDA is primarily due the inclusion of the contribution from Adumo, lower
cost of
goods sold,
IT processing,
servicing and
support and
lower employment-related
expenditures, which
was partially
offset by
higher operating expenses incurred. We
record a significant proportion of our airtime sales in revenue
(see further below) and cost of
sales, while
only earning
a relatively
small margin.
This significantly
depresses the
Segment Adjusted
EBITDA margins
shown by
the business.
Our Segment Adjusted EBITDA margin (calculated
as Segment Adjusted EBITDA divided by revenue) for the first quarter of fiscal 2026
and 2025 was 7.2% and 6.1%, respectively.
Consumer
Segment revenue
increased primarily
due to
higher transaction
fees generated
from the
higher EPE
account holders
base, the
impact
of
an
increase
in
certain
issuing
fee
base
prices
year-over-year,
and
transaction
activity
in
our
issuing
business,
insurance
premiums collected,
lending revenues following an increase in loan originations and the inclusion of Adumo. This increase in
revenue
has translated into
improved profitability,
which was partially
offset by a
higher allowance for
credit losses following
an increase in
loan originations during the quarter, higher insurance-related claims, interest expense (of approximately ZAR 19.9 million; Sep 2024:
ZAR 14.9 million ) incurred to fund our lending book and the year-over-year impact of inflationary increases on certain expenses.
Our Segment Adjusted EBITDA margin for the
first quarter of fiscal 2026 and 2025 was 27.8%
and 20.9%, respectively.
Enterprise
Segment revenue and Segment Adjusted EBITDA increased primarily due to the inclusion of Recharger.
Our Segment Adjusted (loss) EBITDA margin for the
first quarter of fiscal 2026
and 2025 was 8.54% and 3.0%, respectively.
Group costs
Our group
costs primarily
include employee
related costs
in relation
to employees
specifically hired
for group
roles and
costs
related
directly
to
managing
the
US-listed
entity;
expenditures
related
to
compliance
with
the
Sarbanes-Oxley
Act
of
2002;
non-
employee directors’ fees; legal fees; group and US-listed related audit fees; and directors’ and officers’ insurance premiums.
Our group
costs for
the first
quarter of
fiscal 2026
increased compared
with the
prior period
due to
offset by
higher employee
costs resulting from an
increase in the
number of individuals
allocated to group
costs and base
salary adjustments and higher
consulting
and legal fees, which was partially offset by lower bonus expense.
Use of Non-GAAP Measures
U.S. securities laws
require that when
we publish any
non-GAAP measures, we
disclose the reason
for using these
non-GAAP
measures
and
provide
reconciliations
to
the
most
directly
comparable
U.S.
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
impairment/
disposal
of
equity-accounted
investments,
change
in
fair
value
of
equity
securities), (earnings) loss from equity-accounted investments, stock-based compensation charges and once-off items. We included an intercompany interest
expense in
our Consumer
Segment Adjusted
EBITDA for
three months ended
September 30,
2024. Once-off
items represents
non-recurring
income and
expense items,
including
costs related
to acquisitions
and transactions
consummated
or
ultimately not pursued.

The table below presents the reconciliation between U.S. GAAP net loss attributable to Lesaka to Group Adjusted EBITDA:
Table 7
Three months ended
September 30,
2025 2024
$ ’000 $ ’000
Loss attributable to Lesaka - GAAP (4,297) (4,542)
Add net loss attributable to non-controlling interest
117 -
Net loss (4,414) (4,542)
Earnings from equity accounted investments - (27)
Net loss before earnings from equity-accounted investments (4,414) (4,569)
Income tax (benefit) expense (146) 78
Loss before income tax expense (4,560) (4,491)
Interest expense 4,898 5,032
Interest income (539) (586)
Net loss on impairment of equity-accounted investment 584 -
Operating income (loss) 383 (45)
PPA amortization
(amortization of acquired intangible assets)
9,134 3,747
Depreciation and amortization 3,760 2,529
Stock-based compensation charges 1,861 2,377
Interest adjustment - (831)
Once-off items
(1)
267 1,805
Unrealized gain FV for currency adjustments (64) (219)
Group Adjusted EBITDA - Non-GAAP 15,341 9,363
(1) The table below presents the components of once-off
items for the periods presented:
Table 8
Three months ended
September 30,
2025 2024
$ ’000 $ ’000
Transaction costs 173 75
Transaction costs related to Adumo and Recharger
acquisitions and certain compensation costs
94 1,730
Total once-off
items
267 1,805
Once-off items are non-recurring in nature, however, certain items may be reported in
multiple quarters. For instance, transaction
costs include costs incurred related to acquisitions and
transactions consummated or ultimately not pursued. The transactions can span multiple quarters,
for instance
in fiscal
2025
we incurred
transaction costs
related to
the acquisition
of Recharger
over a number
of
quarters, and the transactions are generally non-recurring.
.

Liquidity and Capital Resources
As of September 30, 2025, our
cash and cash equivalents were $72.2
million and comprised of U.S. dollar-denominated balances
of $1.3 million, ZAR-denominated balances of
ZAR 1.2 billion ($69.2 million),
and other currency deposits, primarily Botswana
pula,
of $1.7 million,
all amounts translated
at exchange
rates applicable as
of September
30, 2025.
The decrease in
our unrestricted cash
balances from June
30, 2025, was primarily
due to application of
the proceeds received from
the disposal of MobiKwik
to reduction
our
general banking
facilities, the
utilization
of cash
reserves to
fund
certain scheduled
repayments
of our
borrowings,
which
was
partially offset by the positive contribution from our operating segments.
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
2025, as
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
($10.1 million)
in March 2026
related to
the cash
portion of
the deferred
consideration due to the seller of Recharger.
We are required to make
a scheduled debt repayment of ZAR 150 million ($8.7 million)
in February 2026.
We
expect to pay
ZAR 100 million
($5.8 million) payment
on closing of
the Bank Zero
transaction. All amounts
translated at exchange rates as of September 30, 2025.
Available short-term
borrowings
Summarized below are our short-term facilities available and utilized as of
September 30, 2025:
Table 9 RMB GBF RMB Other Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total
short-term facilities available, comprising:
Total overdraft 40,584 700,901 - - - -
Indirect and derivative facilities
(1)
- - 5,831 100,700 9,065 156,556
Total
short-term facilities available
40,584 700,901 5,831 100,700 9,065 156,556
Utilized short-term facilities:
Overdraft
12,488 215,671 - - - -
Indirect and derivative facilities
(1)
- - 1,917 33,099 122 2,104
Total
short-term facilities utilized
12,488 215,671 1,917 33,099 122 2,104
Interest rate, based on South African prime rate 10.00% N/A N/A
(1)
Other
facilities
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
Long-term borrowings
We
have
aggregate
long-term
borrowing
outstanding
of
ZAR
3.6
billion
($208.1
million
translated
at
exchange
rates
as
of
September 30, 2025) as described in Note 12. These borrowings include outstanding long-term borrowings obtained by Lesaka SA of
ZAR 3.1 billion, which was used to refinance our previous long-term borrowings. We have utilized all of these long-term borrowings.
As of
September 30,
2025, we also
have a
revolving credit
facility,
of ZAR
400.0 million
which is
utilized to
fund a
portion of
our
merchant
finance
loans
receivable
book
and
an
asset
backed
facility
of
ZAR
227.0
million
which
is
utilized
to
partially
fund
the
acquisition of POS devices and vaults.

Restricted cash
We have
also entered into cession and pledge
agreements with Nedbank related to
our Nedbank indirect credit facilities
and we
have ceded and pledged
certain bank accounts to
Nedbank. The funds included
in these bank accounts
are restricted as they
may not
be withdrawn without the express
permission of Nedbank. Our cash,
cash equivalents and restricted
cash presented in our consolidated
statement of cash flows as of September 30, 2025, includes restricted cash of
$0.1 million that has been ceded and pledged.
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
Cash flows from operating activities
First quarter
Net cash provided by operating activities during the
first quarter of fiscal 2026 was $8.9 million (ZAR 157.6 million) compared to net cash utilized
of $4.1 million
(ZAR 73.3 million)
during the first
quarter of fiscal
2025. Excluding the
impact of income
taxes,
our cash provided by operating
activities during the first quarter
of fiscal 2026
was positively impacted by improved
contribution from
our all of
our operating
segments, fewer quarterly
movements within our
Merchant and
Enterprise businesses
related to
quarter-end
transaction processing
activities compared
to the
prior quarter
end, which
was partially
offset by
the impact
of cash
utilized for
the
significant net growth in our Consumer finance loans receivable books
.
During the first quarter of fiscal 2026, we
paid second provisional South African tax payments of
$0.3 million (ZAR 4.9 million)
primarily related
to certain of
our recently
acquired subsidiaries that
have not
yet aligned their
tax year to
our June 30
tax year end.
We also paid taxes related
to prior tax years in South Africa of $0.3 million (ZAR 5.8 million). We paid taxes totaling $0.1 million in
other tax
jurisdictions, primarily
in Botswana
during the
first quarter
of fiscal
2026. During
the first
quarter of
fiscal 2025,
we paid
taxes totaling $0.1 million in other tax jurisdictions, primarily in Botswana.
Taxes paid (refunded)
during the first quarter of fiscal 2026
and 2025 were as follows:
Table 10 Three months ended September 30,
2025 2024 2025 2024
$ $ ZAR ZAR
’000 ’000 ’000 ’000
First provisional payments
46 - 821 -
Second provisional payments
284 - 4,936 -
Taxation paid related
to prior years
330 - 5,763 -
Tax refund received (20) (113) (349) (2,053)
Total South African
taxes paid
640 (113) 11,171 (2,053)
Foreign taxes paid 70 68 1,243 1,213
Total
tax paid (refunded)
710 (45) 12,414 (840)
Cash flows from investing activities
First quarter
Cash
used
in
investing
activities
for
the
first
quarter
of
fiscal
2026
included
capital
expenditures
of
$4.0
million
(ZAR 70.3
million), primarily due to
the acquisition of
vaults and POS
devices. We also incurred expenditures of
$1.1 million (ZAR
20.1 million),
primarily related to the capitalization of development costs, during the first quarter of fiscal 2026.
Cash
used
in
investing
activities
for
the
first
quarter
of
fiscal
2025
included
capital
expenditures
of
$4.0
million
(ZAR 70.3
million), primarily due to the acquisition of vaults and
POS devices. We also incurred expenditures of $0.2 million (ZAR 3.1 million), primarily related to the capitalization of development costs, during the first quarter of fiscal 2025.

Cash flows from financing activities
First quarter
During the
first quarter
of fiscal
2026, we
utilized $28.0
million from
our South
African general
banking facilities
to partially
fund the growth of our Consumer lending book,
and repaid $40.7 million
utilizing the funds received from the disposal
of MobiKwik.
We
utilized $2.8
million of
our long-term
borrowings to
finance the
acquisition of
POS devices
and vehicles
to fund
our Merchant
lending book. We
repaid $1.1 million of long-term borrowings and in accordance with our repayment schedule under our asset-based
facilities. We
also
paid fees
of $0.03
million related
the September
2025 refinance
of our
facility to
fund the
growth of
Merchant
lending book.
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
fiscal 2026
to primarily include
spending for acquisition
of POS devices,
vaults, computer software, computer and office equipment, as well as for our ATM infrastructure and branch network in South Africa.
Our capital expenditures for
the first quarter of fiscal
2026
and 2025 are discussed under
“—Liquidity and Capital Resources
—Cash
flows
from
investing
activities.”
Our
capital
expenditures
for
the
past
three
fiscal
years
were
funded
through
internally
generated
funds,
or
our
asset-backed
borrowing
arrangements.
We
had
outstanding
capital
commitments
as
of
September
30,
2025,
of
$0.1
m
illion. We expect
to fund these expenditures through internally generated funds and available facilities.

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
September 30, 2025.
The effect
of a hypothetical
1% (i.e.
100 basis points)
increase and a 1%
decrease in the
interest rates applicable
to the borrowings
as of September
30, 2025, are shown.
The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 11 As of September 30, 2025
Annual expected
interest charge
($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates
($ ’000)
Interest on South African borrowings 22,926 1% 25,142
(1%) 20,709

Item 4. Controls and Procedures
Under
the
supervision
and
with
the
participation
of
our
management,
including
our
executive
chairman
and
our
group
chief
financial officer, we conducted
an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended, as of
September 30, 2025.
We previously identified and disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the
year ended June 30, 2025,
material weaknesses in our internal control over financial reporting related to:
(1)
Our
Consumer
lending
process,
specifically
insufficient
risk
assessment
and
monitoring
activities
relating
to
changes
in
systems
and
processes,
insufficient
controls
over
internal
information
and
information
from
service
organizations,
insufficient
design
and
implementation
of
information
technology
general
controls
(“ITGCs”),
controls
over
service
organizations,
resulting
in
ineffective
process
level,
including
a
lack
of
validation
of
the
completeness
and
accuracy
of
information used within the process;
(2)
Our payroll process, specifically
insufficient risk assessment
and monitoring activities relating
to changes over the
transfer
of
ownership
to
the
centralized
payroll
processes,
insufficient
controls
over
information
from
service
organizations,
insufficient design
and implementation
of ITGCs, controls
over service organizations
resulting in ineffective
process level
including a lack of validation of the completeness and accuracy of information used within this process;
(3)
Our annual
goodwill impairment
process,
specifically
related
to insufficient
risk assessments,
and
ineffective
design and
implementation of controls resulting in ineffective process level controls;
(4)
Our business combination
process, specifically insufficient
risk assessments, and
ineffective design
and implementation of
controls
over the
purchase price
allocation of
the Adumo
and Recharger
acquisitions including
insufficient
controls over
information resulting in ineffective process level controls including a lack of validation of the completeness and accuracy of
information used;
(5)
Our
revenue
recognition
process
relating
to
prepaid
airtime
sold
and
processing
fees
relating
to
certain
agreements,
specifically insufficient risk assessment and ineffective design and implementation of controls related to our judgement over
revenue recognized
either as principal
versus as agent
resulting in
ineffective controls
and a material
misstatement as well
as the requirement to restate revenue, cost of goods sold, IT processing, servicing and support and related disclosures for all quarters as described below;
(6)
Our journal
entry process, specifically
relating to
insufficient risk
assessments, and
ineffective design
and implementation
of controls including insufficient controls over information resulting in ineffective process level controls including a lack of validation of the completeness
of the journal entry
population and a lack of
validation of the completeness
and accuracy of
information used within the process; and
(7)
An insufficient number of experienced and trained resources and an insufficient understanding of the application of internal
controls over
financial reporting
across the Southern
African businesses resulting
in ineffective
design, implementation
of
internal
controls.
As a result of
insufficient time to design, implement and
fully test controls to
ensure we have remediated the
material weaknesses
discussed in our
Annual Report on
Form 10-K for
our fiscal year
ended June 30,
2025 (as described
above), the executive
chairman
and the
group chief
financial officer
concluded that
our disclosure
controls and
procedures were
not effective
as of
September
30,
2025.
Notwithstanding
the
previously
identified
material
weaknesses,
management
believes
the
condensed
consolidated
financial
statements included
in this Quarterly
Report on
Form 10-Q fairly
present, in
all material respects,
our financial
condition, results
of
operations and cash flows as of and for the periods presented in accordance with
U.S. GAAP.
Remediation Plan
Management has made
progress and continues
to actively work
on remediating the
identified material weaknesses
and remains
committed to
remediating the
material weaknesses
in a
timely manner.
Our remediation
process is ongoing
and includes,
but is
not
limited to, the following steps:
(1)
developing
and
implementing
a
comprehensive
remediation
plan
that
includes
specific
actions
aimed
at
embedding
accountability
with
control
owners
related
to
the
operation
and
importance
of
internal
controls
over
financial
reporting,
including
the principles
and requirements
of each
control, with
a
focus
on the
impacted
processes,
controls
over
service
organizations, ITGCs, other process level controls;
(2) mandating improved risk assessment procedures with governance requirements upon implementing new systems within our company together with the design, implementation and monitoring of control activities;
(3)
the recruitment of additional
appropriately skilled resources
across the Finance
and Risk and
Compliance disciplines coupled
with the further upskilling and training of existing resources responsible for the execution of key controls as well as a focus
on a greater degree of automation of controls throughout the organization;
(4)
embedding of controls compliance in the key performance indicators of senior executives across the business; and
(5)
collaborating closely with internal and external assurance partners to ensure the robustness of our remediation plan.
The remediation plan
with respect to the
material weaknesses identified for
the year ended June
30, 2025 may be
adjusted as is
appropriate,
as
we
continue
to
evaluate
and
enhance
our
internal
control
over
financial
reporting.
Other
than
the
design
and
implementation of
the remediation
plan, there
have not
been any
changes in
our internal
control over
financial reporting
during the
fiscal quarter ended September
30, 2025, that have
materially affected, or are
reasonably likely to materially
affect, our internal control
o ver financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are, from
time to time, subject to claims and suits, or threats of claims or suits, relating to our business, including claims for
damages for personal injuries,
breach of contract and
employment related claims. In
certain of these actions,
plaintiffs request payment
for damages, including punitive damages, which may not be covered by insurance or may otherwise have a material adverse effect on our business or results of operations.
For a description of certain of these matters, refer to Item 3,
“Legal Proceedings,” in our Annual
Report on Form 10-K
for the year ended
June 30, 2025. There
have been no material
developments in these matters
during the three
months ended September 30, 2025.
In the opinion of management, we are not currently a party to any proceedings that would have a material adverse effect on our business, financial condition, or results of operations.
Item 1A. Risk Factors
See “Item
1A RISK
FACTORS”
in Part
I of
our Annual
Report on
Form 10-K
for the
fiscal year
ended June
30, 2025,
for a
discussion
of
risk
factors
relating
to
(i)
our
business,
(ii)
operating
in
South
Africa
and
other
foreign
markets,
(iii)
government
regulation, and (iv) our common stock. There have been no material changes from the risk factors previously disclosed in our Annual
Report on Form 10-K for the fiscal year ended June 30, 2025.
Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities
Exchange Act of 1934 (the “Exchange Act”),
may from time to time
enter into plans for the
purchase or sale of our
common stock that are
intended to satisfy the affirmative defense
conditions of Rule 10b5-1(c) of
the Exchange Act. During the
quarter ended September 30, 2025,
no officers or directors,
as defined
in Rule 16a-1(f),
adopted
, modified, or
terminated
a “Rule 10b5-1 trading arrangement” or a “
non-Rule
10b5-1
trading arrangement,”
a s defined in Item 408 of Regulation S-K.

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
8-K 2.1 July 2, 2025
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