Form 10-K/A
period 2025-06-30
LESAKA TECHNOLOGIES INC
filed 2026-02-04
CIK 1041514

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
EXPLANATORY
NOTE
Lesaka Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual
Report on Form 10-K for the year ended June 30, 2025, as filed on September 29, 2025 (the “Original Form 10-
K”) with the Securities and Exchange Commission (the “SEC”), solely to provide the Part III information of
Form 10-K that was to be incorporated by reference from the Company’s definitive proxy statement for its 2025
Annual Meeting of Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the
SEC within 120 days after the end of the Company’s fiscal year ended June 30, 2025. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

In
addition,
as
required
by
Rule
12b-15
under
the
Securities
Exchange
Act
of
1934,
as
amended,
new
certifications by our
principal executive officer and
principal financial officer
are filed as
Exhibits 31.1 and
31.2
to this Amendment under Item 15 of Part IV hereof.
Because no financial statements have been included in this
Amendment and this Amendment does not
contain or amend any disclosure with
respect to Items 307 and
308
of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, no other changes
have been made to the Original
Form 10-K, and this Amendment
does not amend, update or change
any other items or disclosures in the Original
Form 10-K. The Original Form
10-K
continues
to
speak
as
of
its
original
filing
date.
This
Amendment
does
not
reflect
subsequent
events
occurring
after
the
filing
date
of
the
Original
Form
10-K
or
modify
or
update
in
any
way
disclosures
in
the
O riginal Form 10-K.

LESAKA TECHNOLOGIES, INC
INDEX TO ANNUAL REPORT ON FORM 10-K
Year
Ended June 30, 2025
Page
PART
III
Item 10.
Directors, Executive Officers and Corporate Governance
3
Item 11.
Executive Compensation
12
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
33
Item 13.
Certain Relationships and Related Transactions, and Director Independence
36
Item 14.
Principal Accountant Fees and Services
37
PART
IV
Item 15.
Exhibits and Financial Statement Schedules
38
Signatures
39

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
The information below sets forth biographical and other information regarding our directors and our executive officers.

Antony Ball
66 years old
Director since 2020
Mr. Ball is co-founder and chairman of
Value Capital Partners Proprietary Limited, a South African based investment
firm
(“VCP”).
Prior
to
VCP,
Mr.
Ball
co-founded
Brait
in
1990,
a
leading
South
African
private
equity
firm,
regarded
as
a
pioneer
of
private
equity
in
the
region,
and
held
various
leadership
positions, including
deputy chairman and
CEO, between 1998
and 2011.
Mr. Ball
led Brait's investment
in Lesaka
in 2004,
and served
as a
non-executive director
of Brait
until 2012.
Mr.
Ball has
a B
Comm
(Hons)
from
UCT,
is a
Chartered
Accountant
(SA),
and
completed
an M
Phil
in
Management
Studies
from Oxford University,
where he studied as a Rhodes Scholar.
The Board
believes that
Mr.
Ball’s
expertise in
private equity,
public markets,
finance, accounting
and
corporate
governance,
and
his
broad
experience
as
an
officer
and
director
of
several
publicly-traded
companies covering a broad range of industries make him a valuable member of our Board.
Nonkululeko Gobodo
64 years old
Director since 2021
Ms. Gobodo was
the first black female
to qualify as a
chartered accountant in
South Africa and brings
a
wealth of accounting and
auditing experience spanning over 35
years. She also has extensive
experience
as a non-executive director, having served on many boards including Clicks Group Limited,
PPC Limited
and Shoprite Holdings Limited (all
JSE listed), Mercedes Benz, Imperial,
and the SA Maritime
Authority.
She has also served on the South Africa Revenue Service’s audit committee. She is a pioneer in her field, having established her own successful accounting and
audit firm during the apartheid era. The firm grew
to become
SizweNtsalubaGobodo (“SNG”),
the largest
black accounting
firm in
South Africa.
In 2018,
SNG
acquired
the
Grant
Thornton
South
Africa
license.
In
2016,
Ms.
Gobodo
founded
Nkululeko
Leadership
Consulting,
a
boutique,
black-owned
and
managed
leadership
consulting
firm
based
in
Sandton and
served as its
CEO for
five years.
In May 2021,
she started Awakened
Global, a movement
that
is
contributing
to
end
racial
and
gender
inequality.
She
is
a
recipient
of
many
business
and
professional awards. She was appointed as the Chancellor of the Walter
Sisulu University in April 2023.
The
Board
believes
that
Ms.
Gobodo’s
experience
in
finance
and
audit
and
knowledge
of
the
South
African
marketplace
provides
necessary
and
desired
skills,
experience
and
South
African-centric
perspective to our Board.
Steven Heilbron
60 years old
Director since 2022
Mr.
Heilbron
has
been
the
head
of
business
development
and
mergers
&
acquisitions
at
Lesaka
since
1 January 2023.
Mr.
Heilbron has
over three
decades of
financial services
experience,
having
spent 19
years working for Investec in
South Africa and the UK,
where he served as
global head of private banking
and joint chief
executive officer of
Investec Bank plc.
He led a private
consortium which acquired
Cash
Connect
Management
Solutions
Proprietary
Limited
in
2013,
where
he
served
as
CEO
until
joining
Lesaka. Mr.
Heilbron has
presided over
a number
of key
acquisitions undertaken
by the
Lesaka group,
including the
acquisition of Adumo,
Touchsides,
Recharger and,
most recently,
the intended acquisition
of Bank Zero. He is a CA(SA).
The Board
believes that
Mr. Heilbron’s
strong leadership
skills, his deep
knowledge and
many years
of
experience within the banking, payments and payment
technologies space make him well-suited to serve
as a director.
L incoln Mali
57 years old
Director since 2021
Mr. Mali has been
our Chief Executive
Officer: Southern Africa since
May 1, 2021.
Mr. Mali is a
financial
services executive
with over
25 years’
experience in
the industry.
Until April
2021, he
was the
head of
group
card
and
payments
at
Standard
Bank
Group,
having
served
in
many
different
roles
within
that
organization since 2001.
Mr. Mali chaired
the board of directors of
Diners Club South Africa until
April
2021, and was a member of the Central
and Eastern Europe, Middle East and Africa Business Council for
Visa. Mr. Mali holds Bachelor
of Arts
(BA) and Bachelor
of Laws
(LLB) degrees from
Rhodes University,
an MBA
from Henley
Management College,
various diplomas
and attended
an Advanced
Management
Program at Harvard Business School.
The Board believes
that Mr.
Mali’s strong
relationships and network
with key industry
players in South
Africa and his motivational leadership style make him well-suited to serve as a director.

Ali Mazanderani
43 years old
Director since 2020
Mr.
Mazanderani has
been our
executive chairman
since February
1, 2024.
He is
a fintech
investor and
entrepreneur.
He is the co-founder and chairman
of Teya,
a pan-European fintech. He is
a non-executive
director on
the board
of Thunes
(Singapore-based
cross border
payments company)
and Kushki
(Latin
American
payments
company)
and
is
the
vice
president
of
The
European
Digital
Payments
Industry
Alliance (EDPIA). He was
previously on the board
of several other leading
payments companies globally,
including StoneCo (Nasdaq: STNE) in Brazil from 2016 to 2022 and Network International Holdings Plc
(LSE: NETW) in the Middle East
from 2020 to 2021. He was
formerly a partner at Actis, a
London-based
emerging market private equity
firm, where he led multiple landmark
fintech investments globally.
Prior
to his career
at Actis, Mr.
Mazanderani advised
private equity and
corporate clients for
OC&C Strategy
Consultants
in
London
and
served
as
lead
strategy
consultant
for
First
National
Bank
based
in
Johannesburg.
Mr. Mazanderani
is a Finance Leaders
Fellow at the
Aspen Institute and
a member of
the Aspen Global
Leadership Network.
He holds postgraduate
degrees in Economics
from the University
of Pretoria, Oxford
University and the
London School of
Economics, an MBA
from INSEAD and
a Masters in
Business Law from
the University
of St Gallen.
The Board
believes that
Mr.
Mazanderani’s
international experience
in strategy,
payments, technology,
and private equity provide necessary and desired skills, experience and perspective to our Board.
Venessa Naidoo
61 years old
Director since 2023
Ms. Naidoo is an
experienced non-executive
director and currently
serves on the
boards of OUTsurance
Holdings
Limited
(JSE:
OUT),
a
leading
South
African
insurance
company
with
operations
in
South
Africa, Australia and Ireland;
RFG Holdings Limited (JSE:
RFG), a convenience meals solutions
in South
Africa; and
Fortress Real Estate
Investments Limited
( JSE: FFB),
a property
investment company with
investments in
South Africa,
Central and
Eastern Europe.
She brings
a wealth
of experience
in finance,
launching
new
technologies,
managing
rapid
international
growth,
restructures,
operating
in
emerging
market economies and currencies,
and delivering success in
highly competitive environments. She
holds
a
Bachelor
of
Accounting
and
Postgraduate
Diploma
in
Accountancy
from
the
University
of
Durban-
Westville
and
is
a
Chartered
Accountant
(SA).
She
also
completed
the
Harvard
Business
School
and
University of the Witwatersrand Senior
Executive Programme.
The
Board
believes
that
Ms.
Naidoo’s
international
experience
in
finance
and
audit,
and
her
entrepreneurial track record are essential qualities required by our Board.
Kuben Pillay
65 years old
Director since 2020
Mr.
Pillay
has
been
our
lead
independent
director
since
February
1,
2024,
and
was
previously
our
independent non-executive chairman from June 2020 until January 2024. He serves on a number of South
African
public
corporate boards,
including
as independent
non-executive
chairman
of Sabvest
Limited
(JSE:
SBP)
and
lead
independent
director
of
OUTsurance
(JSE:
OUT).
He
was
the
non-executive
chairman of the Primedia Group from 2014 to
2017, and also served as its
group CEO from 2009 to 2014.
Mr.
Pillay was
also an
independent
non-executive director
of Transaction
Capital Limited
(JSE: TCP).
Mr. Pillay was a managing financial partner at public
interest law firm, Cheadle Thompson and Haysom,
from 1993
to 1995
before joining
Mineworkers
Investment Company
in 1996
as a
founding executive
director, and later serving as the non-executive chairman from 2007 to 2014. Mr. Pillay also served as the independent non
-executive chairman
of Cell
C Limited
from August
2017 to
October 2019.
Mr.
Pillay
has a
BA LLB
from the
University of
the Witwatersrand,
Johannesburg,
and a
Masters in
Comparative
Jurisprudence from Howard University,
Washington
DC.
The Board believes
that Mr. Pillay’s expertise in legal
and corporate governance,
and media and
consumer
affairs and broad experience as a director of several publicly-traded companies covering a broad range of industries over many years make him a valuable
member of our Board.

Ekta Singh-Bushell
53 years old
Director since 2018
Ms. Singh-Bushell serves
on global technology
public and private
corporate boards. She
is a member
of
the board, chair of the compensation committee, and
member of the nominating and governance, finance
and
capital
allocation
and
technology
committees
for
Huron Consulting
Group (NASDAQ:
HURN),
a
global consulting company
offering services to
healthcare, higher education,
and commercial industries;
ChargePoint,
Inc. (NYSE:
CHPT), a
leading global
EV charging
as a
service company,
where she
is a
member of the audit committee.
Formerly
she
served
on
the
board,
chair
of
audit
committee
and
COO
of
Dragos
Inc.,
a
global
cybersecurity firm
focused on
industrial control
systems. She
has served
on multiple
global technology
boards in
the past
- Cisco
(NASDAQ: CSCO),
an industry-leading
portfolio of
technology innovations,
which securely
connects industries
and communities
through networking,
security,
collaboration, cloud
management, and other services; TTEC Holdings Inc. (NASDAQ: TTEC) a global customer experiences
company,
Designer
Brands
Inc.
(NYSE:
DBI)
and
Datatec
Limited
(JSE:
DTC),
an
international
ICT
solutions and services group, where she served as the lead independent director.
She has chaired multiple
audit, remuneration, nomination and technology and information security committees.
From 2016 to 2017, Ms. Singh-Bushell served as deputy to the first vice president, chief operating officer
executive office, at
the Federal Reserve Bank of
New York.
Prior to 2016, Ms. Singh-Bushell
worked at
Ernst & Young, serving in
various leadership roles
including global IT
effectiveness leader, US innovation
& digital strategy leader; and global chief information security officer. Ms. Singh-Bushell is a member of the board of Women’s Health Access Matters, a non-profit that supports increased awareness in women’s health research, and between
2004 and 2014 she
served in various
leadership roles for the
Asian American
Federation.
Ms.
Singh-Bushell
is
a
Certified
Public
Accountant
and
holds
advanced
international
certifications in governance, sustainability,
information systems security,
audit, and control.
Ms.
Singh-Bushell’s
experience
in
finance,
audit,
technology,
and
cybersecurity,
as
well
as
her
international experience bring relevant and necessary skills, experience, and perspective to our Board.
In considering Ms. Singh-Bushell’s
nomination to the Board,
the Nominating & Governance
Committee
of the
Board
considered Ms.
Singh-Bushell’s
other board
commitments
and roles,
and determined
that
these
commitments
would
not
interfere
with
her
commitments
to
Lesaka.
Moreover,
the
Committee
determined
that
the
knowledge
and
experience
that
Ms.
Singh-Bushell
attains
from
these
additional
commitments
provide an
important dimension
to the
Lesaka Board,
especially in
the financial
services
and technology areas which are all directly relevant to our business.
Dan Smith
53 years old
Director since 2024
Mr.
Smith has been
our Group Chief
Financial Officer
since October 1,
2024. He has
held various roles
in
the
financial
services
sectors
in
South
Africa
and
the
United
Kingdom.
Mr.
Smith
is
a
director
of
ADvTECH
Limited
(JSE:
ADH),
a
pan-Arican
education
and
resourcing
group.
He
founded
DLS
Advisors in 2020
and was its
CEO until joining
VCP in 2021,
where he was
a partner and
director until
September 2024.
Prior to
that, he was
employed by
Standard Bank
South Africa
for a
number of
years,
where he
accumulated vast
corporate finance
experience, including
leading the
mergers &
acquisitions
investment
banking
team. He
holds
a Bachelor
of Commerce,
a Bachelor
of Accounting
and
a Higher
Diploma in Taxation
Law from the University of Witwatersrand and is a Chartered
Accountant (SA). He
is a Graduate of the Oxford Fintech Programme from the Saïd
Business
School, University
of Oxford. He
also has an
Advanced Valuation
Techniques
certification from
the Gordon Institute
of Business Science
and a Diploma in Strategic Client Management from the UCT Graduate
School of Business.
The Board
believes that Mr.
Smith’s
strong leadership
skills, his financial
and accounting
expertise and
experience with corporate transactions and capital markets make him well-suited to serve as a director.
Dean Sparrow
50 years old
Director since 2024
Mr. Sparrow has close to 25 years’ experience of investing in information & communications technology businesses in Africa (eight years has been specifically focused on fintech)
with a background in corporate
finance. His
experience is
broad and
extends from
pure investor
to corporate
development to
hands-on
responsibility
within
the
senior
finance
and
executive
leadership
functions
at
both
the
operational
and
corporate
levels.
As
the
previous
CEO
of
Capital
Eye
Investments,
Mr.
Sparrow
was
responsible
for
driving
the
strategic
positioning
and
growth
of
the
private
equity
investment
vehicle
with
a
focus
on
technology
and
technology
dependent
businesses
within
the
African
emerging
market. Mr.
Sparrow
is
currently
the
Group
CEO
of
Crossfin
Holdings
(RF)
Proprietary
Limited
(“Crossfin”),
a
fintech
investment platform, and has held this position since its
formation in May 2017. Crossfin had an indirect
holding in Adumo Technologies (RF) Proprietary Limited, which is a subsidiary of Lesaka Technologies,
Inc. He holds a Bachelor of Commerce Degree
and Honours in Accounting from the University of South
Africa and is a Chartered Accountant (SA).
The Board believes that Mr.
Sparrow’s leadership,
financial technology,
private equity and financial and
accounting experience provide necessary and desired skills, experience and perspective to our Board.
MEETINGS OF THE BOARD AND DIRECTOR INDEPENDENCE

Our Board
typically holds
a regular
meeting once
every quarter
and holds
special meetings
when necessary.
During the
fiscal
year ended
June 30, 2025,
our Board held
a total of
six meetings. Each
of our directors
attended at least
75% of the
total number of
such meetings and
the total number
of meetings held
by all committees
of the Board
on which each
such director served,
during the
period for
which each
such director
served. We
encourage each
member of
the Board
to attend
the annual
meeting of
shareholders,
but have
not adopted
a formal
policy with
respect to
such attendance.
Seven out
of our
eleven directors
attended last
year’s annual
meeting.
The non-employee
directors meet
regularly without
any management
directors or
employees present.
These meetings
are held
on the day of or the
day preceding other Board or committee meetings. The
Board annually examines the relationships between us and
each of
our directors.
After this
examination,
the Board
has concluded
that six
of our
eleven directors
qualify as
“independent”
as
defined under Nasdaq Rule 5605(a)(2) as that term relates to membership on the Board, who are
Messrs. Ball, Pillay and Sparrow
and
M
ses. Singh-Bushell, Gobodo, and Naidoo.

COMMITTEES OF THE BOARD
The
Board
has
established
an
Audit
Committee,
a
Remuneration
Committee,
a
Nominating
and
Corporate
Governance
Committee, a Social and Ethics
Committee and a Capital Allocation
Committee (collectively,
the “Board Committees”). The current
members of our Board Committees are presented in the table below:
Director
Audit
Committee
Remunera
tion Committee
Nominatin
g and
Corporate
Governance
Committee
Social
and
Ethics
Committee
Capital
Allocation
Committee
Antony Ball
X* X X*
Nonkululeko
Gobodo
X X*
Steven Heilbron (#)
Naeem Kola (#)
Lincoln Mali (#)
X
Ali Mazanderani (#*) X
Venessa
Naidoo
X X
Kuben Pillay (^) X X* X
Ekta Singh-Bushell
X* X X
Dan Smith (#)
Dean Sparrow
X
# Executive
* Chairperson
^
Lead Independent Director
Audit Committee
The Audit Committee consists of Mses. Singh-Bushell, Gobodo, and Naidoo, with Ms. Singh-Bushell acting as the Chairperson.
The composition
of the Audit
Committee meets the
requirements for
independence under current
Nasdaq listing standards
and SEC
rules and regulations. The
Board has
determined that Mses.
Singh-Bushell, Gobodo, and
Naidoo are each
an “audit
committee financial
expert”
as that
term
is defined
in
applicable
SEC rules,
and
that
all members
meet
Nasdaq’s
financial
literacy
criteria.
The
Audit
Committee held ten meetings during the 2025 fiscal year.
The Audit Committee
was established by
the Board for
the primary purpose
of overseeing or
assisting the Board
in overseeing
the following:
Audit
● the qualifications and independence of our registered public accounting firm
● the organization and performance of our internal audit
function
Compliance Processes
● compliance with SEC and other legal and regulatory
requirements
● compliance with ethical standards we have adopted
● review of our related party transactions
Financial Reporting
● the integrity of our financial statements
● the accounting and financial reporting processes and the
audits of our financial statements
● our systems of disclosure controls and procedures and
internal control over financial reporting
Risk Management
● review of our risk assessment and enterprise risk
management process
A copy of our Audit Committee charter is available free of charge on our website, www.lesakatech.com
.

Remuneration Committee
The Remuneration Committee consists of Messrs. Ball and Pillay and Ms. Naidoo, with Mr.
Ball acting as the Chairperson. The
composition of the Remuneration Committee meets the requirements for independence under Nasdaq listing standards and SEC rules
and regulations. The Remuneration Committee held four meetings during the 2025 fiscal year.
The Remuneration Committee has the following principal responsibilities, authority and duties:
Compensation Structure & Strategy
●
review and approve performance goals and objectives relevant to the compensation of all our
executive officers, evaluate the performance of each executive officer in light of those goals
and objectives, and set each executive officer's compensation, including incentive-based and
equity-based compensation, based on such evaluation
●
make recommendations to the Board with respect to incentive- and equity-based compensation
plans
●
review and make recommendations to the Board regarding compensation
-related matters
outside the ordinary course, including, but not limited to, employment contracts, change-in-
control provisions and severance arrangements
●
administer our stock option, stock incentive, and other stock compensation plans, including the
function of making and approving all grants of options and other awards to all executive
officers and directors, and all other eligible individuals,
under such plans
● administer our compensation clawback policy
●
review annually and make recommendations to the Board regarding director compensation
●
assist management in developing and, when appropriate, recommending to the Board, the
design of compensation policies and plans
●
review and discuss with management the disclosures in our “Compensation
Discussion and
Analysis” and any other disclosures regarding executive compensation to be included in our
public filings or shareholder reports
●
recommend to the Board whether the Compensation Discussion and Analysis should be
included in our proxy statement, Annual Report, or information statement, as applicable,
and
prepare the related report required by the rules of the SEC
Human Resources &
Workforce
Management
● generally oversee our
human resources and
workforce
management programs
A copy of our Remuneration Committee charter is available free of charge on our website, www.lesakatech.com
.
Nominating and Corporate Governance Committee
The Nominating and Corporate
Governance Committee consists of
Messrs. Pillay,
Ball and Ms. Singh-Bushell,
with Mr. Pillay
acting
as
the
Chairperson.
The
composition
of
the
Nominating
and
Corporate
Governance
Committee
meets
the
requirements
for
independence under Nasdaq listing standards and SEC rules
and regulations. The Nominating and Corporate Governance
Committee
held four meetings during the 2025 fiscal year.
The principal duties and responsibilities of the Nominating and Corporate
Governance Committee are as follows:
Corporate Governance
● review our Corporate Governance
Guidelines annually and recommend
changes, as appropriate, for review and
approval by the Board
● make recommendations regarding
proposals submitted by our shareholders
● establish and monitor procedures by which
the Board will conduct, at least annually,
evaluations of its performance
Board Composition
● monitor the composition, size and independence of the Board
● establish criteria for Board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on each committee of the Board
● monitor our procedures for the receipt and consideration of director nominations by shareholders and other persons and for the receipt of shareholder communications directed to our Board
● make recommendations to the Board regarding management succession planning and corporate governance best practices
A
copy
of
our
Nominating
and
Corporate
Governance
Committee
charter
is
available
free
of
charge
on
our
website,
www.lesakatech.com.
Social and Ethics Committee
The Social and
Ethics Committee consists
of Mses. Gobodo
and Singh-Bushell
and Mr.
Pillay, with
Ms. Gobodo
acting as the
Chairperson. The Social and Ethics Committee held three meetings during the 2025 fiscal year.

The Social and Ethics Committee
was established to provide oversight
of social and ethical matters related
to our company and
to ensure that we are and remain a committed socially responsible corporate citizen.
A copy of our Social and Ethics Committee charter is available free of charge on our website, www.lesakatech.com
.
Capital Allocation Committee
The Capital Allocation Committee consists of Messrs. Ball, Mazanderani and Sparrow, with Mr. Ball acting as the Chairperson.
The Capital Allocation Committee held six meetings during the 2025 fiscal year.
The principal duties and responsibilities of the Capital Allocation Committee are as follows:
Capital Allocation
● review and make recommendations to the Board
regarding major investment proposals and capital
allocations
● monitor the execution of approved acquisitions and
review the performance of completed acquisitions
Investment Management
● establish, oversee and periodically review the
performance of our investments
● ensure appropriate independent advice is sought in
relation to major investments
A copy of our Capital Allocation Committee charter is available free of charge on our website, www.lesakatech.com
.
BOARD LEADERSHIP STRUCTURE AND BOARD OVERSIGHT OF
RISK
Board Leadership
Our Board is led
by Mr. Mazanderani, who serves as
our Executive Chairman. Mr. Pillay serves as
the Board’s Lead Independent
Director.
Our
Board
believes
this
leadership
structure
effectively
allocates
authority,
responsibility,
and
oversight
between
management and
the independent
members of
our Board.
It gives
primary responsibility
for our
operational leadership
shareholder
engagement,
and
strategic
direction
to
our
Executive
Chairman,
while
Mr.
Pillay
facilitates
our
Board’s
independent
oversight
of
management, promotes
communication between
senior management
and our
Board about
issues such
as management
development
and succession planning,
executive compensation, and
our performance, engages
with other key stakeholders,
and leads our Board’s
consideration
of key governance matters.
The Board’s Role in Risk Oversight
Managing risk
is an
ongoing process
inherent in
all decisions
made by
management. The
Board discusses
risk throughout
the
year, particularly at Board
meetings when specific
actions are considered
for approval. The
Board has ultimate
responsibility to oversee
our enterprise risk management program. This oversight is conducted primarily through various committees of the Board as described
below.
The
Audit
Committee
has
direct
oversight
of
and
actively
assists
the
management
team’s
process
in
identifying,
assessing,
prioritizing and developing action plans to mitigate the material business, operational and strategic risks affecting us.
Furthermore,
the
Audit
Committee
directly
provides
oversight
of
risks
relating
to
the
integrity
of
our
consolidated
financial
statements,
internal
control
over
financial
reporting
and
the
internal
audit
function.
The
Remuneration
Committee
oversees
the
management of risks related
to our executive compensation
program. The Nominating and
Corporate Governance Committee oversees
the management of risks related to management succession planning.
NOMINATIONS PROCESS
AND DIRECTOR QUALIFICATIONS
The
Nominating
and
Corporate
Governance
Committee
employs
a
rigorous
and
multifaceted
approach
for
identifying
and
evaluating
candidates
for
nomination
to
the
Board
of
Directors.
This
process
involves
continuous
assessment
of
the
Board’s
composition, size, and independence,
and careful consideration of
any potential vacancies
resulting from employment changes
or other
circumstances.
When
vacancies
are
anticipated
or
occur,
the
Committee
actively
considers
a
diverse
pool
of
prospective
director
candidates.
Evaluation of candidates is conducted during both scheduled and special meetings of the Nominating and Corporate Governance
Committee,
with
consideration
possible
at
any
time
throughout
the
year.
Shareholder
recommendations
for
Board
candidates
are
welcomed
and
subjected
to
the
same
thorough
evaluation
process
as
nominees
from
other
sources.
The
Committee
applies
the
qualification standards referenced above to all candidates and endeavors to achieve an optimal balance of knowledge, experience, and capability
within the Board.

Additionally,
the Committee
reviews the
suitability of
current Board
members for
re-election, taking
into account
factors such
as the number
of terms served,
each director’s
capacity to
devote sufficient
time and attention
to their Board
duties in light
of other
professional commitments, and the evolving needs of
the Board. There is no
prescribed limit on the number of
terms that an individual
may serve as a director.
In
collaboration
with
the
Board,
the
Nominating
and
Corporate
Governance
Committee
evaluates
the
requisite
skills
and
attributes for Board service. Pursuant to the Corporate Governance
Guidelines, the Committee considers a candidate’s
independence,
the
current
needs
of
the
Board,
and
the
candidate’s
background,
skill
set,
business
acumen,
and
anticipated
contributions.
At
a
minimum,
directors
are
required
to
demonstrate
the
highest
standards
of
professional
ethics,
integrity,
and
values,
coupled
with
a
commitment to representing the long-term interests
of shareholders. Directors are also
expected to possess an inquisitive and
objective
mindset, practical judgment, and mature wisdom.
We
believe the Board
collectively exhibits a balanced
portfolio of competencies
and capabilities, as illustrated
in the following
table.
The
Committee
also
evaluates
each
non-employee
director’s
unique
skill
set
for
the
appropriate
constitution
of
Board
committees. Comprehensive information regarding each
director’s experience, qualifications, and
skills is contained
in their respective
biographies under Proposal No. 1.
Our director nominees’ core competencies and capabilities
– out of 10 nominee directors
Public company board (10) 6 4
Senior executive leadership (10) 6 4
Global business (8) 4 4
Financial technology (8) 4 4
People and culture (10) 5 5
Environment and climate (4) 3 1
Corporate governance / law (10) 6 4
Accounting / finance (8) 5 3
Risk management oversight (10) 6 4
Mergers and acquisitions (10) 6 4
Sales, brand and marketing (5) 3 2
non-executive executive total directors
The
Nominating
and
Corporate
Governance
Committee
may
further
consider
the
advantages
of
diversity
in
candidates’
perspectives,
backgrounds,
and
experiences,
as
well
as
the
benefits
arising
from
constructive
working
relationships
among
Board
members.
Other
than
provisions
articulated
in
the
Corporate
Governance
Guidelines,
the
Committee
does
not
maintain
a
formal
diversity policy.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange
Act requires our directors and
certain officers, as well
as persons who own more
than 10 percent
of our
common stock,
to file
with the
SEC initial
reports of
beneficial ownership
on Form
3 and
reports of
subsequent changes
in
beneficial ownership on Form 4 or Form 5. Based solely on our review of these forms filed with the SEC, and certifications from our
executive officers
and directors
that no
other reports
were required
for such
persons, we
believe that
all directors
and officers
and
greater than 10 percent shareholders complied with the filing requirements applicable to them for the fiscal year ended June
30, 2025
with the
exception of
a late Form
4 filed (i)
on October
11, 2025,
by Mr.
Smith, in
connection with
the award
of 100,000
shares of
restricted stock on October 1, 2025, and (ii) on June 24, 2025, by Mr. Mali, in connection with repurchase of shares of common stock
f
rom Mr. Mali to settle his taxation obligation
arising on restricted shares of our common stock which vested on November 17, 2024.

ITEM 11.
EXECUTIVE COMPENSATION
REMUNERATION COMMITTEE
REPORT
For the Year
Ended June 30, 2025
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of
Section 18 of
the Exchange Act,
except to the
extent that
Lesaka Technologies, Inc. specifically incorporates
it by reference
into a document filed under the Exchange Act.
The
Remuneration
Committee,
which
consists
of
three
independent
directors,
has reviewed
and
discussed
the “Compensation
Discussion and
Analysis” section
of this
Form 10-K/A
with management.
Based on
this review
and discussion,
the Remuneration
Committee recommended to our Board that the “Compensation Discussion and
Analysis” section be included in this Form 10-K/A.
Remuneration Committee
Antony Ball, Chairman
Venessa
Naidoo
Kuben Pillay
EXECUTIVE COMPENSATION
TABLES
The following narrative, tables and
footnotes describe the “total compensation”
earned during fiscal years 2025,
2024 and 2023,
as applicable,
by our named
executive officers.
The total
compensation presented
below in the
Summary Compensation
Table
does
not
reflect
the
actual
compensation
received
by
our
named
executive
officers
or
the
target
compensation
of
our
named
executive
officers in fiscal 2025.
Target
annual incentive awards for fiscal 2026 are presented in the Grants of Plan-Based
Awards table on
page 34.
SUMMARY COMPENSATION
TABLE
(1)
The following table sets forth the compensation earned
by our named executive officers for services rendered
during fiscal years
2025, 2024 and 2023.

Name and Principal
Position Year
Salary
(2)
($)
Bonus
(3)
($)
Stock
Awards
(4)
($)
Option
Awards
(5)
($)
Non-Equity
Incentive Plan
Compensation
(6)
($)
All Other
Compensation
($)
Total
($)
Ali
Mazanderani,
Executive
Chairman
and
Director
2025 541,667 - - - - 67,682(7) 609,349
2024 208,333 - - 5,480,000 - 20,892(7) 5,709,225
Dan Smith, Group Chief
Financial
Officer
and
Director
2025 246,886 - 911,200 - 251,397 - 1,409,483
Naeem
Kola,
Group
Chief Operating
Officer
and
Director
2025 412,500 - 526,500 - 80,000 12,000(8) 1,031,000
2024 450,000 - 259,031 - 377,551 10,886(8) 1,097,468
2023 450,000 - 157,589 - 286,380 9,805(8) 903,774
Steven
Heilbron,
Head
of
Mergers
&
Acquisitions
and
Corporate
Development
2025 391,667 - - 842,000 240,000 - 1,473,667
2024 350,000 72,366 983,250 - 327,634 - 1,733,250
2023 296,682 - 2,388,750 - 318,185 - 3,003,617
Lincoln
Mali,
Chief
Executive
Officer:
Southern
Africa and Director
2025 410,709 - 526,500 - 230,447 - 1,167,656
2024 385,120 - 253,702 - 427,027 - 1,065,849
2023 394,609 - 179,242 - 289,867 - 863,718
(1)
Includes only those columns
relating to compensation
awarded to, earned by,
or paid to the named
executive officers in
any of
fiscal 2025, 2024
or 2023.
All other columns
have been
omitted. Mr. Mazanderani was
appointed as our
Executive Chairman
on February 1, 2024. Mr. Smith’s
was appointed as our Group Chief Financial Officer effective
October 1, 2024.
(2)
Mr. Heilbron’s salary for fiscal 2023 includes a portion which was denominated and paid in ZAR and has been
converted
into USD at the average exchange rate for the applicable period up until December 31, 2022, and a portion denominated and paid
in USD from
January 1, 2023.
Messrs. Smith and
Mali’s salary
was denominated and
paid in ZAR, and
has been converted
into
USD at the average exchange rate for that applicable period.
(3)
The Remuneration
Committee
awarded Mr.
Heilbron a
discretionary bonus
of $72,366
related to
the additional
effort
expended by Mr.
Heilbron related to the Adumo
transaction. The applicable amount for
Mr. Heilbron
was denominated and paid
in USD.
(4)
Represents FASB
ASC Topic
718 grant
date fair
value of
restricted stock
granted under
our stock
incentive plan.
See
note 17 to
the consolidated financial
statements included
in our Annual
Report on Form
10-K for the
year ended June
30, 2025,
for the
relevant assumptions
used in
calculating grant
date fair
value under
FASB
ASC Topic
718 and
for detail
regarding any
conditions attached to the awards.
(5)
Represents
FASB
ASC Topic
718 grant
date fair
value
of 500,000
stock options
granted
under the
2022 Plan
to Mr.
Mazanderani as well as 4,000,000
stock options granted to Mr.
Mazanderani following approval obtained from
our shareholders.
Also includes
1,000,000
stock options
granted
under the
2022 plan
to Mr.
Heilbron.
See note
17 to
the consolidated
financial
statements included
in our Annual
Report on Form
10-K for the
year ended
June 30, 2025,
for the relevant
assumptions used in
calculating grant date fair value under FASB
ASC Topic 718.
(6)
Non-equity incentive
plan compensation
represents amounts earned
by Messrs. Smith,
Kola, Heilbron
and Mali for
the
fiscal
years
ended
June
30,
2025,
2024
and
2023.
The
amounts
for
Messrs.
Kola
and
Heilbron
(for
2025
and
2024)
were
denominated in USD,
and the amounts for
Messrs. Smith, Heilbron (for
2023 only) and Mali
was denominated and paid
in ZAR
and converted into USD at the average exchange rate for the year in which the amount was earned.
(7)
Represents reimbursement of
certain business travel expenses
incurred by Mr.
Mazanderani during the seven
months to
January 2025 and the five months to
June 30, 2024, and which is capped at
an amount of $100,000 during a 12-month period from
February 1, 2024 to January 31, 2025.
(8)
Represents payments made by us for Mr. Kola’s
healthcare plan contributions which, until May 2024, were paid in ZAR converted into USD
at the applicable monthly
average exchange rates
for the periods when
paid, and from June
2024, were paid
in USD.
PAY
RATIO DISCLOSURE
Mr.
Mazanderani
had
total
compensation
for
fiscal
year
2025
of $609,349,
as reflected
in
the
Summary
Compensation
Table
above. We
have selected June
30, 2025, as
the date to
identify our median
employee. As of
June 30, 2025,
we had 3,719 employees
and we have used these
3,719 employees as our pay
ratio disclosure population. All of
our employees included in this
population are
based in
jurisdictions outside
of the
United States
and the
vast majority,
approximately 99%,
of these
employees, are
employed in
South Africa.
We have used the annualized
functional currency base salary of our employees included in our pay ratio disclosure population as of June 30, 2025, and calculated the United States dollar equivalent of these salaries by converting the functional currency amounts to
United States dollars
using exchange
rates as of
June 30, 2025.
We
have sorted this
list from lowest
to highest and
we estimate that
our
median
employee
had
a
United
States
dollar
equivalent
salary
of
$9,601
as
of
June
30,
2025.
Mr.
Mazanderani’s
grossed-up
a
nnualized fiscal year 2025 base salary was approximately 64 times that of our median employee.

89%
17%
40%
27%
35%
57%
18%
8%
16%
19%
0%
65%
52%
46%
11%
0%
10%
20%
30%
40%
50%
60%
70%
80%
90%
100%
Ali Mazanderani
($609,349)
Daniel L. Smith
($1,409,483)
Naeem E. Kola
($1,031,000)
Steven J. Heilbron
($1,473,667)
Lincoln C. Mali
($1,167,656)
Actual 2025 compensation mix
Salary ($) Option Awards ($) Cash Incentive Award ($) Bonus ($) Stock Awards ($) Other ($)
The
pay
ratio
identified
above
is
a
reasonable
estimate
calculated
in
a
manner
consistent
with
SEC
rules.
Pay
ratios
that
are
reported by our peers may not be directly comparable to
ours because of differences in the composition of each company’s workforce, as well as the assumptions and methodologies used in calculating the pay ratio, as permitted by SEC rules.
ACTUAL 2025 COMPENSATION
MIX
The chart below
illustrates the mix
of the actual
elements of the
compensation program paid
in fiscal 2025
for our named
executive
officers:
GRANTS OF PLAN-BASED AWARDS (1)
The following table
provides information concerning
non-equity and equity
incentive plan awards
granted during fiscal
2025 to
each of our named executive officers.

Estimated Future Payouts Under
Non-Equity Incentive
Plan Awards (2)
All Other
Stock
Awards:
Number of
Shares of
Stock or
Units
Grant Date
Fair Value
of Stock
and Option
Awards
Name
Grant
Date
Date of
Committee
Action
Type of
Award
Threshold
($)
Target
($)(3)
Maximum
($) (#) ($)
Dan Smith
- 11/05/2024 AC - 20% - 120% 402 235
10/01/2024 10/01/2024 RS 100,000 490,000
11/05/2024 11/05/2024 RS 120 000 421 200
Steven Heilbron
11/05/2024 AC 20% - 120% 480 000
11/05/2024 11/05/2024 SO 1 000 000 842 000
Naeem Kola
- 11/05/2024 AC 20% - 120% 480 000
11/05/2024 11/05/2024 RS 150 000 526 500
Lincoln Mali
- 11/05/2024 AC 20% - 120% 502,793
11/05/2024 11/05/2024 RS 150,000 526,500
(1)
SO (stock option); AC (annual cash incentive award); RS
(restricted stock). Includes only those columns relating to
grants
awarded to the named executive officers in fiscal 2025. All other columns have been omitted.
(2)
On November 5, 2024, the Remuneration Committee approved a fiscal 2025 cash incentive award plan for Messrs. Smith,
Heilbron,
Kola
and
Mali.
The
plan
and
the
actual
payments
made
thereunder
are
described
in
detail
under
“—Compensation
Discussion and Analysis—Elements of
2025 Compensation—Performance-Based Pay—Messrs. Smith, Heilbron, Kola
and Mali—
Potential and
Actual Payments”.
There was
no threshold
for the
qualitative portion
of the
award plan.
Messrs. Smith
and Mali’s
amount translated from ZAR to USD using the average rate of exchange for the year ended June 30, 2025.
(3)
Target represents the expected performance range (refer
to “—Compensation Discussion and
Analysis—Elements of 2025
Compensation—Performance-Based Pay”.
OUTSTANDING EQUITY
AWARDS
AT 2025
FISCAL YEAR-END
(1)
The
following
table
shows all
outstanding
equity awards
held
by our
named
executive officers
at
the end
of fiscal
2025.
The
market value
of unvested
shares reflected
in this
table is
calculated by
multiplying the
number of
unvested shares
by the
per share
closing price of $4.49 of our common stock on June 30, 2025, the last trading day of the fiscal year.

Option Awards Stock Awards
Name
Number
of
Securities
Underlying
Unexer-
cised
Options
(#)
Exercisable
Number
of
Securities
Underlying
Unexer-
cised
Options
(#)
Unexer-
cisable
Option
Exercise
Price
($)
Option
Expiration
Date
Number
of Shares
or Units of
Stock That
Have Not
Vested
(#)
Market
Value of
Shares or
Units of
Stock
That
Have Not
Vested
($)
Equity
Incentive
Plan Awards:
Number of
Unearned
Shares, Units
or Other
Rights That
Have Not
Vested
(#)
Equity Incentive
Plan Awards:
Market or
Payout Value of
Unearned
Shares, Units or
Other Rights
That Have Not
Vested
($)
Ali Mazanderani
500,000 - $3.50 1/31/2029
- 1,000,000 $6.00 1/31/2029
- 1,000,000 $8.00 1/31/2029
- 1,000,000 $11.00 1/31/2029
- 1,000,000 $14.00 1/31/2029
Dan Smith
100,000(1) 449,000
120,000(2) 538,800
- 350,000 $6.00 1/31/2029
- 250,000 $8.00 1/31/2029
- 100,000 $8.00 1/31/2029
- 150,000 $11.00 1/31/2029
Steven Heilbron
- 150,000 $14.00 1/31/2029
Naeem Kola
68,319(3) 306,752
56,250(4) 252,563
150,000(2) 673,500
Lincoln Mali
77,706(3) 348,900
55,093(4) 247,368
150,000(2) 673,500
(1)
These shares of restricted stock were awarded in September 2024, and one third of these shares are
scheduled to vest on each of September 30, 2025, 2026 and 2027, with vesting conditioned upon continuous
service through the applicable vesting date.
(2)
These shares of restricted stock were awarded in November 2024 and will vest in full subject to the
satisfaction of the following conditions: (1) the price of our common stock is equal to or exceeds certain stock
price levels during specific measurement periods from September 30, 2024 to September 30, 2027, and (2) the
recipient is employed by us on a full-time basis when the condition in (1) is met.
(3)
These shares of restricted stock were awarded in December 2022 and will vest in full subject to the
satisfaction of the following conditions: (1) the price of our common stock is equal to or exceeds certain stock
price levels during specific measurement periods from December 31, 2022 to December 1, 2025, and (2) the
recipient is employed by us on a full-time basis when the condition in (1) is met (the condition for full-time
employment has been waived for Mr.
Meyer following his resignation as of Group Chief Executive Officer).
(4)
These shares of restricted stock were awarded in October 2023 and will vest in full subject to the satisfaction
of the following conditions: (1) the price of our common stock is equal to or exceeds certain stock price levels
during specific measurement periods from September 20, 2024
to November 17, 2026, and (2) the recipient is
employed by us on a full-time basis when the condition in (1) is met (the condition for full-time employment has
been waived for Mr. Meyer following
his resignation as of Group Chief Executive Officer).
OPTION EXERCISES AND STOCK VESTED
There were no
stock options exercised
by our named
executive officers.
The following table
shows all stock
awards that vested
during fiscal 2025:
Stock Awards
Name
Number of shares
acquired on vesting
(#)
Value Realized
on Vesting
($)(1)
63,132 299,246
Naeem Kola
28,125 142,313
Steven Heilbron
225,000 983,250
Lincoln Mali
27,546 139,383
(1)
The value realized on vesting is calculated as the closing price of our common stock on the vesting date multiplied by the
number of common shares of restricted stock that vested.

PAY
VERSUS PERFORMANCE DISCLOSURES
As required by
Section 953(a)
of the Dodd-Frank
Wall Street Reform and
Consumer Protection Act,
and Item
402(v) of Regulation
S-K
promulgated
under
the
Exchange
Act,
we
are
providing
the
following
information
about
the
relationship
between
executive
compensation actually
paid and
certain financial
performance of
our company.
Refer to
the Compensation
Discussion and
Analysis
section for
further
information concerning
our variable
pay-for-performance
philosophy and
how it
aligns executive
compensation
with our performance.
Year
Summary
compen-
sation table
total for
first PEO
Summary
compen-
sation table
total for
second PEO
Compen-
sation
actually
paid to first
PEO
Compen-
sation
actually
paid to
second PEO
Average
summary
compen-
sation table
total for
non-PEO
NEOs
Average
compen-
sation
actually paid
to non-PEO
NEOs
Value of
initial fixed
$100
investment
based on:
Total
shareholder
return
Net loss
$ ‘000
Group
Adjusted
EBITDA
ZAR ‘000
(1)(5) (2)(4) (1)(5) (2)(5) (3)(6) (3)(7) (8) (9)
2025
$609,349
$0
($1,018,451)
$0
$1,270,452
$943,940
$87
($87,504)
922,943
2024
$5,709,225
$1,244,097
$6,371,525
$1,386,802
$1,298,856
$1,347,237
$91
($17,440)
690,943
2023 N/A
$1,432,860
N/A
$833,154
$1,283,723
$925,470
$74
($35,074)
445,450
(1)
First Principal Executive Officer (“PEO”) is our current Executive
Chairman,
Mr. Mazanderani
(2) Second PEO was
Chris Meyer
. Mr. Meyer’s employment
terminated on February 29, 2024.
(3)
2025 comprises four NEOs:
Messrs. Smith, Kola, Heilbron and Mali
.
2024 comprises three NEOs:
Messrs. Kola, Heilbron and Mali
.
2023 comprises four NEOs:
Messrs. Kola, Heilbron, Mali and Alex M.R. Smith (terminated employment March 1, 2023)
.
(4)
Represents
the
amount
of
total compensation
reported
for
each
PEO
for
each
corresponding
fiscal
year
in
the
“Total”
column of the Summary Compensation Table
for each applicable fiscal year.
(5)
Represents
the
amount
of
“compensation
actually
paid”
to
the
first
and
second
PEO’s
respectively,
as
computed
in
accordance
with
Item
402(v)
of
Regulation
S-K.
The
dollar
amounts
do
not
necessarily
reflect
the
actual
amount
of
compensation
earned
by
or
paid
to
the
respective
PEO
during
the
applicable
fiscal
year.
In
accordance
with
the
requirements
of
Item
402(v)
of
Regulation
S-K,
the
following
adjustments
were
made
to
the
respective
PEO’s
total
Summary Compensation Table
compensation for each year to determine the compensation actually paid
:
First PEO Second PEO
Year
Summary
compensation
table total
Reported
value of
equity awards
Equity
award
adjustments
Compensation
actually paid
Summary
compensation
table total
Reported
value of
equity awards
Equity award
adjustments
Compensation
actually paid
(a) (b) (a) (b)
2025
$609,349
$0
($1,627,800)
($1,018,451)
$0
$0
$0
$0
2024
$5,709,225
($5,480,000)
$6,142,300
$6,371,525
$1,244,097
($441,779)
$584,484
$1,386,802
2023 N/A N/A N/A N/A
$1,432,860
($257,985)
($341,721)
$833,154
(a)
The grant date fair
value of equity awards
represents the total of
the amounts reported in
the “Stock Awards” and “Option
Awards”
columns in the Summary Compensation Table
for the applicable fiscal year.
(b)
The equity
award adjustments
for each
applicable fiscal
year include
the addition
(or subtraction,
as applicable)
of the
following: (i) the year-end
fair value of any
equity awards granted
in the applicable fiscal
year that are outstanding
and
unvested as of
the end of
the fiscal year;
(ii) the amount
of change
as of the
end of the
applicable fiscal year
(from the
end of the prior fiscal year) in fair
value of any awards granted in prior fiscal
years that are outstanding and unvested
as
of the end
of the applicable
fiscal year; (iii)
for awards that
are granted and
vest in same
applicable fiscal year,
the fair
value as of the vesting date; (iv) for awards granted
in prior years that vest in the
applicable fiscal year, the amount equal
to the change as of the
vesting date (from the end of
the prior fiscal year) in fair
value; an d(v) for awards granted in
prior
fiscal
years
that
are
determined
to
fail
to
meet
the
applicable
vesting
conditions
during
the
applicable
fiscal
year,
a
deduction for the
amount equal
to the
fair value at
the end
of the
prior fiscal year;
and (vi)
the dollar
value of
any dividends
or other earnings
paid on
stock or option
awards in
the applicable fiscal
year prior to
the vesting date
that are not
otherwise
reflected in
the fair
value of
such award
or included
in any
other component
of total
compensation for
the applicable
fiscal year (there
were no adjustments
related to item
(vi)). The valuation
assumptions used to
calculate fair values
did
not materially differ
from those disclosed at
the time of grant.
The amounts deducted or
added in calculating the
equity
award adjustments are as follows (only applicable years presented for each respective PEO)

(i) (ii) (iii) (iv) (v)
Year
Year
End Fair
Value of
Unvested
Covered Year
Equity Awards
Year
over Year
Change in Fair
Value of
Outstanding and
Unvested Prior
Year
Equity
Awards
Fair Value
as of
Vesting Date
of
Equity Awards
Granted and
Vested in the
Year
Year
over Year
Change in Fair
Value of
Equity
Awards Granted in
Prior Years
that
Vested in the Year
Awards Granted in
Prior Fiscal Years
that
are Determined to Fail
to Meet the Applicable
Vesting Conditions
During the Applicable
Fiscal Year
Equity award
adjustments
First PEO
2025
$0
($1,803,000)
$0
$175,200
$0
($1,627,800)
2024
$6,142,300
$0
$0
$0
$0
$6,142,300
Second PEO
2024
$469,121
$183,382
$0
$155,445
($223,464)
$584,484
2023
$203,927
($550,377)
$0
$4,729
$0
($341,721)
(6)
Represents the
average of
the amounts
reported for
our non-PEO
NEOs as
a group
in the
“Total”
column of
the Summary
Compensation Table
in each applicable fiscal year.
(7)
Represents the average amount of “compensation actually paid”
to the non-PEO NEOs as a
group, as computed in accordance
with Item 402(v) of Regulation
S-K. The dollar amounts do
not necessarily reflect the actual
average amount of compensation
earned by or paid to the
non-PEO NEOs as a group
during the applicable fiscal year.
In accordance with the requirements
of
Item
402(v)
of
Regulation
S-K,
the
following
adjustments
were
made
to
average
total
Summary
Compensation
Table
compensation for the non-PEO NEOs as a group for each year to determine the compensation actually paid
:
Year
Average Reported
Summary
Compensation Table
Total
for
Non-PEO NEOs
Average Reported
Value
of Equity Awards
Average Equity Award
Adjustments
Average Compensation
Actually Paid to Non-PEO
NEOs
(a) (b)
2025
$1,270,452
($701,550)
$375,038
$943,940
2024
$1,298,856
($498,661)
$547,042
$1,347,237
2023
$1,283,723
($681,395)
$323,142
$925,470
(a)
The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards”
and
“Option Awards”
columns in the Summary Compensation Table
for the applicable fiscal year.
(b)
The equity award adjustments for each applicable fiscal year include the addition (or subtraction, as applicable) are as
discussed above in footnote (6)(b), and there were no adjustments related to item (vi) in footnote (6)(b). The amounts
deducted or added in calculating the equity award adjustments for our non-PEO
NEOs are as follows
(i) (ii) (iii) (iv) (v)
Year
Average Year
End Fair Value
of Unvested
Covered Year
Equity Awards
Year
over Year
Average Change
in
Fair Value
of
Outstanding and
Unvested Prior
Year
Equity
Awards
Average Fair
Value as of
Vesting Date
of
Equity Awards
Granted and
Vested in the
Year
Year
over Year
Average Change
in
Fair Value
of Equity
Awards Granted in
Prior Years
that
Vested in the Year
Average Awards
Granted in Prior
Fiscal Years
that are
Determined to Fail to
Meet the Applicable
Vesting Conditions
During the Applicable
Fiscal Year
Average equity
award
adjustments
2025
$394,525
($12,225)
$0
($7,262)
$0
$375,038
2024
$532,489
$60,656
$0
$69,660
($115,763)
$547,042
2023
$280,876
($159,394)
$341,250
($36,790)
($102,800)
$323,142

(8)
Cumulative total shareholder
return (“TSR”) is calculated
by dividing the
sum of the cumulative
amount of dividends
for the measurement period, assuming dividend reinvestment, and the difference between our share price at the end and
the beginning of the measurement period by the Company’s
share price at the beginning of the measurement period.
(9)
Group
Adjusted
EBITDA
is
the
most
significant
performance
measure
used
to
link
our
company’s
performance
to
compensation
paid
to
our
PEO
and
non-PEO
NEO’s.
Group
Adjusted
EBITDA
is
a
non-GAAP
measure
and
is
calculated
as
earnings
(net
income
attributable
to
Lesaka)
before
interest,
tax,
depreciation
and
amortization
(“EBITDA”),
adjusted
for non-operational
transactions
(including
loss on
disposal of
equity-accounted investments,
gain related
to fair
value adjustments
to currency
options), (earnings)
loss from
equity-accounted investments,
stock-
based
compensation
charges,
and
once-off
items.
Once-off
items
represents
non-recurring
expense
items,
including
costs related to acquisitions and transactions consummated or ultimately not pursued
.
Tabular list of
financial performance measures
We have adopted
a cash incentive award plan for the current fiscal year which includes a number of financial and non-financial
performance measures. We
consider the following to be a list of our most important financial performance measures used to link
compensation actually paid to our named executive officers for our fiscal 2025 company performance, as required by Item 402(v) of
Regulation S-K, the following is a list of financial performance measures:
Smith Kola Heilbron Mali
Group Adjusted EBITDA
target
Group Adjusted EBITDA
Group Adjusted EBITDA
Group Adjusted EBITDA
Net Debt: EBITDA target
Enterprise Segment
Adjusted EBITDA
Merchant Segment Adjusted
EBITDA
Net Revenue
Free Cash Flow Conversion
target
M&A Post Acquisition
financial targets
Consumer Segment
Adjusted EBITDA
Consumer Segment Adjusted
EBITDA
Group Synergies
Merchant Segment Adjusted
EBITDA
Description of Relationships Between Certain Information Presented
Item 402(v)
of Regulation S-K
requires that
we provide
the relationship between
compensation actual
paid to our
PEO and our
Non-PEO NEOs and our
net income and the
company-selected measure, namely Group Adjusted
EBITDA. FY2025 has been
a pivotal
year.
During
FY2025,
Lesaka
finalized
the
acquisition
of
Adumo
and
Recharger,
and
announced
the
acquisition
of
Bank
Zero
conditional on regulatory
approval. The Enterprise,
Merchant and Consumer
divisions each now
have a clear customer
strategy,
and
the platforms to enable Lesaka to become
Africa’s leading financial
technology platform and pioneer digitization.
These transactions
resulted in costs of $16.1 million in FY2025.
In addition, Lesaka disposed of its equity stake in MobiKwik during FY2025 resulting in a $59.8 million loss. The proceeds from the sale was used to repay debt. MobiKwik listed on the Indian Stock Exchange and was a non-core asset to Lesaka’s strategy.
Lesaka’s
net loss
evolved from
$35.1 million
in FY2023,
$17.4 million
in FY24
to $87.5
million in
FY25. The
increase in
net loss
between FY2024
and FY2025
was driven
primarily
by non-operational
factors. The
primary contributors
of this
increase were
the
equity write down
of MobiKwik as stated
earlier, as
well as one-time,
non-cash impairment-related charges
due to the integration
of
acquired
businesses.
These
once-off
costs,
particularly
in FY2025
were
incurred
to
build
the
platform
of growth
for
FY2026
and
achieve
Lesaka’s
strategy.
We
believe
the most
accurate measure
of operational
performance
is Group
Adjusted
EBITDA (which
eliminates the impact of non-recurring items and once-off transaction costs). This gives a more clear and accurate measure of both the underlying business and management performance. As a
result, Group Adjusted EBITDA has progress
from $24.8 million in FY2023,
$36.9 million in FY2024 to $50.7 million in FY2025.

…..
….
…
….

…
…
EXECUTIVE COMPENSATION
ANALYSIS OF
RISK IN OUR COMPENSATION
STRUCTURE
As part of its
responsibilities to annually
review all incentive
compensation and equity
-based plans, as well
as evaluate whether
the compensation
arrangements of
our employees
incentivize unnecessary
and excessive
risk-taking,
the Remuneration
Committee
evaluated the risk
profile of our
compensation policies
and practices for
fiscal 2025. In
its evaluation, the
Remuneration Committee
reviewed
our
employee
compensation
structures,
and
noted
numerous
design
elements
that
manage
and
mitigate
risk
without
diminishing the incentivizing nature of the compensation, including:
a balanced mix between cash and equity,
and annual and longer-term incentives;
caps on incentive awards at reasonable levels;
linear payouts between target levels with respect to annual
cash incentive awards;
discretion on individual awards, particularly in special circumstances; and
long-term incentives.
The Remuneration Committee
also reviewed our
compensation programs for
certain design features
that may have
the potential
to
encourage
excessive
risk-taking,
including:
over-weighting
towards
annual
incentives,
highly
leveraged
payout
curves,
unreasonable
thresholds, and
steep payout
cliffs at
certain performance
levels that
may encourage
short-term business
decisions to
meet payout thresholds. The Remuneration Committee concluded that our compensation programs do not include such elements.
In
addition,
the
Remuneration
Committee
analyzed
our
overall
enterprise
risks
and
how
compensation
programs
may
impact
individual behavior in a
manner that could exacerbate
these enterprise risks.
For this purpose,
the Remuneration Committee considered
our growth and return performance, volatility
and leverage. In light of these analyses,
the Remuneration Committee concluded that
it
has a balanced pay and performance program that does not
encourage excessive risk-taking that is reasonably likely to have a material adverse effect on us.
We believe
our compensation programs encourage
and reward prudent business judgment
and appropriate risk-
taking over the long term.
COMPENSATION DISCUSSION
AND ANALYSIS
EXECUTIVE SUMMARY
In this Compensation Discussion and Analysis, we:
●
Outline our compensation philosophy and discuss how the Remuneration
Committee determines executive pay.
●
Describe each element of executive pay, including
base salaries, short-term and long-term incentives and executive benefits.
We
believe that our compensation
programs and rewards have
been designed to motivate
our executives and drive
business
value that is ultimately reflected in our underlying enterprise value for both the short- and long-term.

Pay for Performance
The Remuneration Committee considered the absolute and relative alignment of executive compensation when it considered the appropriateness of the level and form of compensation and found executive compensation and our performance to be aligned.
Results of Shareholder Say-on-Pay Votes
We provide our shareholders with the opportunity to cast
an annual, nonbinding advisory vote to
approve executive compensation
(a “say-on-pay proposal”). At our annual meeting of shareholders held on November 14, 2024, 97.5% of the votes cast on the say-on-
pay proposal at that meeting were voted in favor of the proposal. The Remuneration Committee will continue to consider the outcome
of say-on-pay votes when making future compensation decisions for our named executive officers.
Highlighted Compensation Practices
Our executive compensation and corporate governance practices are structured to closely link executive compensation to our performance and increase long-term shareholder value.
To achieve our objectives,
we have incorporated the following practices:
WHAT WE DO: WHAT WE DON’T DO:
●
utilize performance
-based programs,
including annual
and
long-term
incentives
to
link
executive
compensation
to
our
performance
and
increase
long-
term shareholder value
● offer change-in-control severance gross-up payments
●
structure
total
direct
compensation
for
our
named
executive
officers
such
that
a
significant
portion
is at
risk
●
offer
routine
or
excessive
perquisites
for
our
named
executive officers
●
utilize
mostly
objective
performance
metrics
in
incentive plans that drive shareholder value creation
●
backdate or reprice stock options
●
adopt
a
clawback
policy,
as
of
November
2023,
that
applies to our incentive programs
●
utilize
excessive
incentive
payments;
incentive
payments
are
capped
to
discourage
inappropriate
risk
taking
● issue time-based awards to retain key employees
● conduct annual say-on-pay advisory votes
●
establish stock ownership
guidelines for
certain of our
executive officers
●
award
severance
only
at
the
discretion
of
the
Remuneration
Committee
given
that
there
are
no
formal severance arrangements
Our named executive officers for fiscal 2025 are set forth
in the following table:
Name of Executive Officer Title
Ali Mazanderani Executive Chairman and Director
Dan Smith (1) Group Chief Financial Officer and Director
Naeem Kola
(1)
Group Chief Operating Officer and Director
Steven Heilbron
Head of Business Development and Mergers & Acquisitions and
Director
Lincoln Mali Chief Executive Officer: Southern Africa and Director
(1) Mr. Smith was appointed as Group
Chief Financial Officer on October 1, 2024. Mr.
Kola was appointed as Group Chief
Operating Officer on October 1, 2024 and previously
served as Group Chief Financial Officer.

Fiscal 2025 Compensation Summary
Base Salary.
To
ensure competitive remuneration
and parity the
annual base salaries
of the executives
were adjusted.
Effective
September 1, 2024, Mr.
Mali’s annual base salary increased
by 3.5% to ZAR 7,500,000, Mr.
Heilbron’s annual
base salary increased
by
14.3%
to
$400,000
and
Mr.
Kola’s
annual
base
salary
was
adjusted
down
by
11%
to
$400,000.
On
February
1,
2025,
Mr.
Mazanderani’s base salary
was adjusted to $600,000 to include a $100,000 travel allowance as part of the cash salary.
Performance-Based
Annual Cash
Incentive.
Messrs. Smith,
Kola, Heilbron
and Mali
received payments
of ZAR
1,350,000
($75,419); $40,000;
$40,000 and
ZAR 2,250,000
($125,698), respectively,
under the
quantitative component
of our
cash incentive
award plan, and representing 47%;
14%; 28% and 63% of the
maximum expected performance range
for the quantitative component
of the award. Messrs. Smith, Kola, Heilbron and Mali received payments of ZAR 3,150,000 ($172,978); $40,000; $200,000 and ZAR
1,875,000 ($104,749),
respectively,
under the
qualitative component
of our
cash incentive
award plan,
and representing
73%; 21%;
60%
and
35%
of
the
maximum
expected
performance
range for
the
qualitative
component
of
the
award.
Messrs. Smith
and
Mali
amounts converted to U.S. dollars at the average rate of exchange for fiscal
2025.
Long-Term
Equity Based Incentives.
On October 1, 2024
our Board awarded 100,000
shares of restricted stock
to Mr. Smith.
The
shares
will vest
in
three
equal
tranches
over
a
three-year
period
commencing
October
1, 2025,
and
is subject
to
Mr.
Smith’s
continuous
employment
through
each
vesting
date.
In
November
2024,
we
awarded
150,000
shares
of
restricted
stock
to
each
of
Messrs. Kola and Mali and 120,000 shares
of restricted stock to Mr. Smith. These share awards
will only vest if our share
price quoted
on the Nasdaq grows on an annual compound basis of 15%
per annum off a base of $5.00 over a measurement period from
September
30, 2024 to September
30, 2027. The shares are
earned equally over a three-year
period and if the annual
price target is not achieved
on either
the first
or second
measurement
date then
all unearned
shares of
restricted stock
which are
available to
be earned
on the
measurement date will
be carried forward
to the third year
and will only vest
if the target
price is achieved
on the third vesting
date.
Vesting
of these shares of restricted
stock are also subject to
Messrs. Kola, Mali and Smith’s
continued employment with us
through
to
September
30,
2027.
Mr.
Heilbron
was
awarded
350,000
options
at
$6.00
and
250,000
options
at
$8.00
per
option,
effective
December 31, 2024; 100,000 options at $8.00, 150,000 options at $11.00, and 150,000 options at $14.00 per option, effective January
2, 2025. These
awards are subject
to Mr. Heilbron’s continuous employment with
us until December
31, 2026, with
options exercisable
from that date and expiring on January 31, 2029.
COMPENSATION PROGRAM
OVERVIEW FOR FISCAL 2025
The goal of
our executive compensation
program is the same
as our goal for
operating our company—to
create long-term value
for
our
shareholders.
To
achieve
this
goal,
we
seek
to
reward
our
named
executive
officers
for
sustained
financial
and
operating
performance and leadership excellence, to align their interests with those of our shareholders and to encourage them to remain with us
for long and rewarding careers.
Each
element
of
our
executive
compensation
program
is
designed
to
fulfill
one
or
more
of
our
performance,
alignment
and
retention objectives.
These elements
consist of
salary,
bonus and
both equity
and non-equity
incentive compensation.
Each named
executive
officer receives one or more, but not necessarily all, of these elements.
Compensation Components
In determining the type and amount of compensation for each
executive officer, we focus on both current pay and the opportunity for future compensation and seek to combine compensation elements so as to optimize his or her contribution to us.
Pay Mix
We
consider
the
mix
of
our
compensation
components
from
year
to
year
based
on
our
overall
performance,
an
executive’s
individual
contributions,
and
compensation
practices
of
other
U.S.-based
and
South
Africa-based
public
companies,
including
companies
in
our
“peer
group”
described
below.
We
do
not
have
an
exact
formula
for
allocating
between
cash
and
non-cash
compensation. We do, nonetheless, provide for
a balanced mix
of compensation components
that are designed
to encourage and
reward
behavior that promotes shareholder value in both the short- and long-term.

100%
20%
28%
23%
29%
24%
34%
28%
35%
56%
37%
49%
36%
1%
0%
10%
20%
30%
40%
50%
60%
70%
80%
90%
100%
Ali Mazanderani ($600,000) Dan Smith ($1,648,561) Naeem Kola ($1,418,500)
Steven
Heilbron
($1,722,000)
Lincoln
Mali ($1,448,200)
Named Executive Officers -Mix
of Elements for 2025 Compensation
Program
Salary Cash Incentive Award Equity award Other
Our
executive
compensation
program
is
designed
to
attract,
motivate
and
retain
key
executive
talent
and
promote
strong,
sustainable long-term performance. The three components of total direct compensation delivered in our program are 1) base salary; 2)
performance-based cash annual
incentive and/or annual bonus;
and 3) performance-based long-term
equity-based incentives. We place
an
emphasis
on
variable
performance-based
pay.
Each
component
promotes
value
creation
and
aligns
our
management
team’s
compensation with our long-term strategic objectives.
Fixed/ Variable Component Form Key Characteristics
Fixed
Base Salary Cash
Base
Salary
increases
are
determined
based
on
market
considerations
and
do
not
necessarily occur each year
Variable
Compensation
Bonus Cash
Bonus
is
discretionary
and dependent upon individual
performance
Performance-Based
Cash
Annual Incentive
Cash
Awards
are
based
on
qualitative
and
quantitative
factors
Performance-Based Long-
Term Equity-Based
Incentives
Equity
Equity
grants
are
subject
to
continued
service
and/or
defined
performance
indicators
Other benefits Cash
Benefits
based
on
territory-specific
employment
benefits
available
to
peer
company executives in similar
position, as negotiated
Pay Mix for Named Executive Officers
The
chart
below
illustrates
the
mix
of
the
elements
of
the
fiscal
2025
compensation
program
we
established
for
our
named
executive
officers
using
the
maximum
expected
performance
range
for
the
cash
incentive
component,
where
“Other”
represents
amounts paid to Mr. Kola for medical
benefits.

Compensation Objectives
Performance
. We
seek to
motivate our
named executive
officers
through
a combination
of cash
bonuses, incentive
payments,
grants
of
restricted
stock
with
time-based
vesting
conditions,
and
grants
of
restricted
stock
that
vest
based
on
the
achievement
of
predefined levels of
financial and operating
goals and increases
in our share
price and/or satisfaction
of other financial
and strategic
performance goals.
Base salary,
bonus and
non-equity incentive
compensation are
designed to
reward annual
achievements and
be
commensurate with each executive
officer’s scope of responsibility,
demonstrated ingenuity,
dedication, leadership and management
effectiveness.
Alignment
. We
seek to align the
interests of our named
executive officers with
our shareholders by evaluating
them on the basis
of
financial
and
non-financial
measurements
that
we
believe
ultimately
drive
long-term
shareholder
value.
The
elements
of
our
compensation package that we believe align these interests most closely are a combination of annual quantitative and qualitative cash compensation
awards
and
restricted
stock
awards
which
vest
over
time
and
become
vested
upon
the
satisfaction
of
specified
performance goals.
Retention
. Retention is a
key objective of
our executive compensation program. We attempt to
retain our named executive
officers
by seeking to provide a competitive pay package and using continued service as a condition to receipt of full compensation. The time-
based vesting terms of equity awards have the effect of tying this element of compensation to continued service with us.
Implementing our Objectives
Organization of the Remuneration Committee
The Remuneration
Committee typically
holds four
regularly scheduled
meetings each
year, with
additional meetings
scheduled
when required. There are currently three directors on the committee. Each member of the committee is required to be:
●
An independent director under independence standards established by the Nasdaq.
●
A non-employee director under Rule 16b-3 of the Securities Exchange Act of 1934, as amended.
Process and General Industry Benchmarking
The
Remuneration
Committee
periodically
analyzes
compensation
data
of
companies
that
it
selects
as
a
peer
group
to
better
understand how our pay package
compares with those companies. The
peer group selected by
the Remuneration Committee comprises
a broad spectrum
of companies, which
range significantly in
size from a
revenue, profitability and
enterprise value perspective.
The
peer group consists of companies generally considered comparable to us in terms of
their businesses (such as being a
payment systems
provider)
as
well
as
other
companies
within
other
parts
of
the
information
technology
sector
and
those
operating
in
or
providing
services in emerging markets. During fiscal 2024 the Remuneration Committee engaged Pay Governance to assist it with a peer group
analysis. The peer group includes U.S. and South African listed companies, and consists of the following companies: Altron
Limited,
Blue
Label
Telecoms
Limited;
Cantaloupe,
Inc.;
Capital
Appreciation
Limited;
Cass
Information
Systems,
Inc.;
CSG
Systems
International, Inc.;
Dave Inc.; EVERTEC,
Inc.; Everi
Holdings Inc.;
Green Dot Corporation;
IDT Corporation; Everi
Holdings Inc.;
Medallion Financial Corp.;
Model N, Inc.; MoneyLion
Inc.; PayPoint plc;
Repay Holdings Corporation;
Synchronoss Technologies,
Inc.; and Transaction Capital Limited.
In the early part of each fiscal year,
the Remuneration Committee establishes base salaries
and sets the short-term cash incentive
award plan remuneration targets and payment criteria. Following the end of each fiscal year, the Remuneration Committee determines
the annual
incentive cash
payments and
bonuses, if
any,
to be
made to
each executive
officer
based on
their and
our performance
during the fiscal
year. The
Remuneration Committee’s
process for determining
compensation includes an
analysis of all elements
of
compensation.
The Remuneration
Committee compares
these compensation
components separately
and in
total to
compensation at
the peer group companies, taking into account, among other things, our relative market capitalization against the members of the peer group. The compensation of other named executive
officers is generally determined based on specific performance criteria established
by the Executive Chairman and approved by the Remuneration Committee.
Employment and Other Agreements
We
have
entered
into
employment
agreements
and
restrictive
covenant
agreements
with
each
of
Messrs.
Mazanderani,
Kola,
Smith and Heilbron in connection with their roles as our Executive Chairman, Group Chief Operating Officer,
Group Chief Financial
Officer
and Head
of Business
Development and
Mergers &
Acquisitions, respectively.
In addition,
each of
Messrs. Kola,
Mali and
Smith, respectively, and our
wholly owned subsidiary, Lesaka
Technologies Proprietary Limited, entered into
contracts of employment
(“SA Employment
Contract”) which
became effective
on July
1, 2021,
March 1,
2022, and
October 1,
2024, respectively.
All five
executives have
also entered
into a restrictive
covenant agreement
with us.
Each of
these executive
officers is
entitled to
receive an
annual base salary
and, except
for Mr. Mazanderani, an
annual cash
incentive award (as
discussed above). The
employment agreements
provide that each of Messrs.
Mazandarani, Smith, Kola, Heilbron and Mali’s employment is
at-will and all our current named
officer’s
SA Employment
Contracts provide
that either
party may
terminate the
agreement with
three months’
notice. From
June 2024,
Mr.
Kola’s
SA
Employment
Contract
was
terminated
and
he
is
remunerated
solely
under
his
employment
agreement
with
Lesaka
Technologies, Inc.,
which was amended to cater for all of his base salary and medical benefit.

Except for Mr. Mazanderani,
our named executive officers’ restrictive covenant
agreements provide that upon the termination of
their services
with us,
each is
restricted, for
a period
of 24
months, from
soliciting business
from certain
customers, working
for or
holding interests in
our competitors or
participating in a
competitive activity within
the territories where we
do business. Messrs.
Smith
and Kola are restricted for a period of 12 months with respect to working for or holding interests in our competitors or participating in a competitive activity
within the territories
where we do
business. Mr.
Heilbron has signed
a restraint of
trade agreement and,
under
this agreement, he
may not, either
directly or indirectly,
be associated or
concerned with or
interested or engaged
in any “Restricted
Business” (as defined
in the agreement)
or entity carrying
on any Restricted
Business, in South
Africa, Botswana, Namibia
and Zambia
during the three years ended April 14, 2025, and his new employment arrangements concluded in December 2022, extend this period
by three months. He is also prohibited from communicating with or furnishing any information or advice to any “Business
Employee”
(as defined in the agreement) or to any prospective employer of such
Business Employee for the direct or indirect purpose of inducing or causing
a Business
Employee to
leave the
employ of
the “Protected
Companies” (as
defined in
the agreement)
and/or becoming
employed by or in any
way directly or indirectly interested
in or associated with
any other business, including any
Restricted Business.
Mr. Mazanderani restrictive
covenant agreement does not contain a non-compete clause.
Equity Grant Practices
We believe that our long-term performance is achieved through a culture that encourages long-term
performance by our executive
officers through
the use
of stock
and stock-based
awards. Accordingly,
awards of
restricted stock
are a
fundamental element
in our
executive compensation program because they emphasize long-term performance, and help align the interests of our shareholders and employees.
We
have
granted
equity
awards
through
our
stock
incentive
plan
which
was
adopted
by
our
Board
and
approved
by
our
shareholders. In determining
the size
of an equity
award to an
executive officer, the Remuneration
Committee considers the
executive’s
current cash
total compensation
package (which
includes salary;
potential bonus
and cash incentive
award plan
compensation); any
previously
received
equity
awards;
the
value
of
the
grant
at
the
time
of
the
award;
and
the
number
of
shares
available
for
grants
pursuant
to our
stock incentive
plan. When
awarding equity
compensation,
management and
the Remuneration
Committee seek
to
weigh the cost of these grants with their potential benefits as a compensation tool.
ELEMENTS OF 2025 COMPENSATION
Base Salaries
Our executive compensation programs
emphasize performance-based pay.
This includes annual bonuses and equity–based
long-
term
incentive
awards.
However,
base
salaries
remain
a
necessary
and
typical
part
of
compensation
for
attracting
and
retaining
outstanding employees at all levels.
Factors Considered in Determining Base Salaries
ü Individual contributions and performance ü Internal equity
ü Retention needs ü Experience
ü
Complexity of roles and responsibilities
ü
Succession planning
Adjustments to Base Salary
To ensure
competitive remuneration and
parity, the
annual base salaries of the
executives were adjusted.
Effective September 1,
2024, Mr.
Mali’s annual
base salary increased
by 3.5% to ZAR
7,500,000; Mr.
Heilbron’s annual
base salary increased by
14.3% to
$400,000 and Mr.
Kola’s annual
base salary was adjusted
down by 11%
to $400,000. On February
1, 2025, Mr.
Mazanderani’s
base
salary was adjusted to $600,000 to include a $100,000 travel allowance as part of the cash salary.
Performance-Based Pay
Messrs. Smith, Kola, Heilbron and Mali
For fiscal 2025, the Remuneration
Committee established a cash incentive
award plan for Messrs.
Smith, Kola, Heilbron and Mali
pursuant to which each of them
would be eligible to earn a
cash incentive award based on a
number of quantitative factors that directly
impacted our fiscal 2025 financial performance and each individual’s contribution toward the achievement of certain objectives.
Mr.
Smith
The cash incentive
award plan provided
for an expected
performance range cash
incentive award of
between 20% and
120% of
Mr.
Smith’s
annual base salary
of ZAR 6,000,000
($335,196 translated at
the average rate
of exchange for
the year) for
fiscal 2025.
Under the plan, a 40%
weighing was based on quantitative
factors and 60% was
based on qualitative factors. The
award could increase
to a maximum of
120% of Mr.
Smith’s base
salary based on the
assessment of performance
against both quantitative
and qualitative
targets.

Mr.
Kola
The cash incentive
award plan provided
for an expected
performance range cash
incentive award of
between 20% and
120% of
Mr. Kola’s annual base salary of $400,000 for fiscal 2025. Under the plan, a 60% weighing was based on
quantitative factors and 40%
was based on qualitative factors. The award could increase to a maximum of 120% of Mr. Kola’s base salary based on the assessment of performance against both quantitative and qualitative targets.
Mr.
Heilbron
The cash incentive
award plan provided
for an expected
performance range cash
incentive award of
between 20% and
120% of
Mr. Heilbron’s
annual base salary of $400,000 for fiscal 2025. Under the plan, a
30% weighting was based on quantitative factors and
70% was based
on qualitative factors.
The award could
increase to a maximum
of 120% of Mr.
Heilbron’s base
salary, based
on the
assessment of performance against both quantitative and qualitative targets.
Mr.
Mali
The cash incentive
award plan provided
for an expected
performance range cash
incentive award of
between 20% and
120% of
Mr.
Mali’s
annual base
salary of
ZAR 7,500,000
($418,994 translated
at the
average rate
of exchange
for the
year) for
fiscal 2025.
Under
the plan, a
40% weighting was
based on quantitative factors
and 60% was
based on qualitative
factors. The award
could increase
to a maximum
of 120% of
Mr. Mali’s
base salary,
based on the
assessment of performance
against both quantitative
and qualitative
targets.
Quantitative Portion of the Cash Incentive Award
Plan
Each of Messrs. Smith
and Mali was eligible
to receive an amount
equal to 0% to
48% of his individual
annual base salary; Mr.
Kola, 0% to
72%; and Mr. Heilbron, 0%
to 36%, if
specified quantitative targets are
achieved. The quantitative targets
were as follows:
Allocation of quantitative portion to quantitative
targets
Quantitative targets: Smith Kola Heilbron Mali
F2025 financial targets (A) 15% 10% 20% 15%
M&A post-acquisition financial targets - 25% - -
F2025 Group synergies - 20% - -
Net debt/ EBITDA target 10% - - -
Free cash flow conversion 5% - - -
F2025 Consumer financial targets 5% - - 25%
F2025 Merchant financial targets 5% 5% 10% -
Total
quantitative portion of cash incentive awards
40% 60% 30% 40%
(A) F2025 financial targets includes (i) for Mr. Smith (a) Group Adjusted EBITDA, a non-GAAP measure, of on target ZAR 950 million,
(b)
Net
Debt
to
EBITDA
of
on
target
2.5
times
(c)
Free
Cash
Flow
conversion
of
on
target
50%
of
Group
EBITDA
(d)
Merchant EBITDA of on target ZAR 750 million, and (e) Consumer EBITDA of on target ZAR 340 million, and (ii) for Mr. Mali, (a)
Group Adjusted EBITDA
of on target ZAR
950 million, (b) Net
Revenue of on target
ZAR 4 billion, and
(c) Consumer EBITDA of
on target ZAR 340 million, and (iii) for
Mr. Heilbron, (a) Group
Adjusted EBITDA of on target ZAR 950 million,
and (b)
Merchant
EBITDA of
on target
ZAR 750
million, and
(iv) for
Mr.
Kola, (a)
Group Adjusted
EBITDA of
on target
ZAR 950
million, and
(b)
Enterprise EBITDA of on target ZAR 35 million, (c) Recharger EBITDA of on target ZAR 90 million and (d) Synergies of on targets
ZAR 50 million.
Group Adjusted EBITDA
for purposes of
the quantitative target is
net income (loss
before interest, taxes,
depreciation
and amortization, adjusted
for non-operational transactions
(including loss on disposal
of equity-accounted investments,
gain related
to fair value adjustments to currency options), (earnings)
loss from equity-accounted investments, stock-based compensation charges
and
once-off
items.
Once-off
items
represent
non-recurring
expense
items,
including
costs related
to
acquisitions
and
transactions
consummated or ultimately not pursued. Consumer EBITDA and Merchant
EBITDA are measures of segment performance.
Qualitative Portion of the Cash Incentive Award
Plan
Each of Messrs. Smith
and Mali was eligible
to receive an amount
equal to 0% to
72% of his individual
annual base salary; Mr.
Kola, 0% to 48%; and Mr. Heilbron,
0% to 36%, if specified qualitative targets are achieved. The qualitative targets were as follows:
Mr.
Smith was
eligible to
receive an
amount up
to 72%
(i.e. 60%
multiplied by
1.2 times),
of his
annual base
salary based
on his
contribution towards enhancing shareholder value
through performance criteria which include (with agreed
weighting as a percent of
total qualitative award (i.e. 60%) in parentheses):
● Executing various finance function improvement plans in fiscal 2025 (35%);
●
Developing and managing various treasury and funding processes in fiscal 2025
(20%); and
● E
volving to a performance culture with collaborative and cohesive culture in the finance function across the organization (5%).

Mr.
Kola was eligible
to receive an
amount up to
48% (i.e. 40%
multiplied by 1.2
times) of his
annual base salary
based on his
contribution towards enhancing shareholder value
through performance criteria which include (with agreed
weighting as a percent of
total qualitative award (i.e. 40%) in parentheses):
●
Supporting the financial function handover to Mr.
Smith (5%);
●
Driving customer and product centricity across the organization
(5%);
●
Overseeing our investor relations, corporate governance, legal and company secretarial functions (20%);
●
Delivering on our broad-based black economic empowerment and environment, social and governance objectives (5%); and
●
Embedding Lesaka-value's system and high-performance
corporate culture into our Enterprise pillar (5%)
Mr. Heilbron was eligible
to receive an amount up to 36% of his annual base salary based on his contribution towards enhancing
shareholder value through performance criteria which include (with agreed weighting as a percent of total qualitative award (i.e. 70%)
in parentheses):
●
Delivering on any potential M&A objectives in fiscal 2025 (45%);
●
Creating
an integrated
Merchant pillar,
augmentation of
the leadership
team for
the next
iteration of
growth in
Merchant, and
developing strategies to deliver Merchant growth ambitions (20%); and
●
Embedding our high-performance corporate culture across the organization
(5%).
Mr.
Mali was
eligible to
receive an
amount up
to 72%
of his
annual base
salary based
on his
contribution
towards
enhancing
shareholder value through performance criteria which include (with agreed weighting as a percent of total qualitative award (i.e. 60%)
in parentheses):
●
Leading
change
in
our
value's
system,
which
are
caring
and
inclusive,
and
driving
a
high-performance
corporate
culture
throughout the organization (20%);
● Promoting a customer centric mindset across the organization (5%);
●
Participating in policy reforms in the regulatory environments in which we operate (15%); and
●
Driving communication, public relations, brand management and key stakeholder relationships (20%).
Potential and Actual Payments
The
table
below
presents
our
potential
payments
to
Messrs.
Smith,
Kola,
Heilbron
and
Mali
related
to
the
quantitative
and
qualitative portions of our cash incentive award plan for fiscal 2025, as well as total payments:

2025 Quantitative and Qualitative portions of cash incentive award plan
(1)
- -
Expected performance range
- -
- -
Quantitative
-
Qualitative
- -
Threshold
-
From
-
To
-
From
-
To
-
Total (2)
- -
Dan Smith
- -
Potential payment
- -
%
-
-
8%
-
48% 12% 72% 120%
$
-
-
26,816
-
160,894 40,224 241,341 402,235
Actual payment
(3) (4) - -
%
- -
63%
$
- -
251,397
- -
Naeem Kola
- -
Potential payment
- -
%
-
-
12%
-
72% 8% 48% 120%
$
-
-
48,000
-
288,000 32,000 192,000 480,000
Actual payment
- -
%
- -
19%
$
- -
80,000
- -
Steven Heilbron
- -
Potential payment
- -
%
-
-
6%
-
36% 14% 84% 120%
$
-
-
24,000
-
144,000 56,000 336,000 480,000
Actual payment
- -
%
- -
61%
$
- -
240,000
- -
Lincoln Mali
(4)
- -
Potential payment
- -
%
-
-
8%
-
48% 12% 72% 120%
$
-
-
33,520
-
201,117 50,279 301,676 502,793
Actual payment
- -
%
- -
46%
$
- -
230,447
- -
(1)
All percentages are derived from annual base salary when cash incentive award was approved.
(2)
Total percentage and USD amount for potential payment presented at the maximum amount of the cash incentive award.
Percentage actual payment represents cash incentive award achieved divided by base salary for the executive when cash incentive was approved.
(3)
The percentage actually achieved represents Mr.
Smith’s actual payment against his
annual base salary paid.
(4)
Amounts translated to USD from ZAR at the average rate of exchange for fiscal
2025.
In September 2025, the Remuneration Committee
met and determined each element
of our financial performance
described above
and
each
executive’s
contribution
toward
the
qualitative
objectives.
The
Remuneration
Committee,
after
consultation
with
Mr.
Mazanderani,
determined
that
the
executives
had
achieved
the
following
quantitative
targets
and
determined
to
award
the
USD
amounts presented in the table below in respect of the quantitative component of the fiscal 2025 cash incentive award plan:

Quantitative target and achieved percentages and USD amounts awarded
Smith Kola Heilbron Mali
Quantitative targets: Target Achieved Target Achieved Target Achieved Target Achieved
F2025 financial targets 15% 7.5% 10% 5% 20% 10% 15% 5%
M&A post-acquisition
financial targets - - 25% 5% - - - -
F2025 Group synergies - - 20% - - - - -
Net debt/ EBITDA target 10% 10% - - - - - -
Free cash flow conversion 5% 0% - - - - - -
F2025 Consumer
financial targets 5% 5% - 0% - - 25% 25%
F2025 Merchant financial
targets 5% 0% 5% 0% 10% 0% - -
Total
(%)
40% 22.5% 60% 10% 30% 10% 40% 30%
Amount awarded ($) (1) 75,419 40,000 40,000 125,698
(1)
Amount for Messrs. Smith and Mali translated to USD from ZAR at the average rate of exchange for fiscal 2025.
In September
2025, the
Remuneration Committee
considered whether
to make payments
in respect of
the qualitative portion
of
the cash
incentive
award
plan.
The Remuneration
Committee
determined
to award
Messrs. Smith,
Kola, Heilbron
and
Mali, ZAR
3,150,000 ($175,978); $40,000; $200,000;
and ZAR 1,875,000
($104,749), respectively, of the qualitative
portion of the
cash incentive
award. Messrs. Smith and Mali amounts converted to U.S. dollars at the average rate of exchange for fiscal 2025.
In reaching its conclusions
regarding Messrs. Smith, Kola,
Heilbron and Mali, the
Remuneration Committee consulted with
Mr.
Mazanderani, regarding each executive’s achievement of their respective qualitative targets. Taking cognizance of Mr. Mazanderani’s feedback
on
the
performance
of
each
named
executive
against
their
individual
qualitative
targets,
the
Remuneration
Committee
determined to
award Messrs. Smith,
Kola, Heilbron
and Mali 73%,
21%, 60%
and 35%, respectively,
of their maximum
qualitative
target.
Equity grants
Time-based Equity Incentive Awards
On October 1, 2024 our board awarded 100,000
restricted stock to Mr. Smith.
The shares will vest in three equal tranches over
a
three-year period commencing October 1, 2025, and is subject to Mr.
Smith’s continuous employment through
each vesting date.
Performance-based Equity Incentive Awards
In November 2024, the board
awarded 150,000 shares of restricted stock
to Messrs. Kola and Mali,
respectively, and 120,000
to Mr. Smith.
These share awards will only vest
if our share price quoted on the
Nasdaq grows on an annual compound
basis of 15%
per annum
off a
base of
$5.00 over
a measurement
period from
September 30,
2024 to
September 30,
2027. The
shares are
earned
equally over a
three-year period and
if the annual
price target is not
achieved on either
the first or second
measurement date then
all
unvested shares of restricted stock
which are available to be earned on the
measurement date will be carried forward
to the third year
and will only vest if the target price is achieved on the third vesting date. Vesting of these shares of restricted stock are also subject to
Messrs. Smith, Kola and Mali’s continued
employment with us through to September 30, 2027.
Stock options awarded
Mr.
Heilbron
was
awarded
350,000
options
at
$6.00
and
250,000
options
at
$8.00
per option,
effective
December
31,
2024;
100,000 options at
$8.00, 150,000 options
at $11.00, and 150,000
options at $14.00
per option, effective
January 2, 2025.
These awards
are subject to continuous employment
with Lesaka until December 31, 2026,
with options exercisable from that date
and expiring on
January 31, 2029.

SHARE OWNERSHIP GUIDELINES
Our share ownership guidelines apply to our Executive Chairman and certain other executive officers. Our Executive Chairman
is expected to own shares in our company that have a value of four times his annual base salary and our other executive officers are
expected to own shares that have a value of two times their annual base salary. Shares may be owned directly
by the individual,
owned jointly with or separately by the individual’s
spouse, or held in trust for the benefit of the individual, the individual’s spouse
or children. Unvested time-based equity awards acquired through our stock incentive plan are included in the computation of share
ownership. Shares underlying stock options or stock or stock units that are subject to future performance conditions (other than
solely continued employment) do not count as ownership for purposes of assessing compliance with the Ownership Requirements.
Our non-employee directors are not required to own shares in our company under our share ownership guidelines policy.
We believe
that this aligns with shareholding practices applicable to non-employee directors in South Africa.
COMPENSATION OF
DIRECTORS
Directors who are also executive officers do not receive
separate compensation for their services as directors. During fiscal
2025, our non-employee directors received compensation as described below.
Name
Fiscal 2025
Total
Fee
Arrangement
($) (1)
Fees Earned
or
Paid in Cash
($)
Stock
Awards
($)
Stock
Options
($)
Other
($) (2)
Total
($)
Antony Ball
136,000 136,000 - - 20,400 156,400
Nonku Gobodo
150,500 150,500 - - 22,474 172,974
Javed Hamid (3)
130,000 32,500 - - - 32,500
Chris Meyer
(3)
105,000 26,250 - - - 26,250
Venessa
Naidoo
(4)
130,000 128,750 - - 19,264 148,014
Monde Nkosi (3)
110,000 27,500 - - 4,125 31,625
Kuben Pillay
228,000 228,000 - - 34,185 262,185
Ekta Singh-Bushell
192,500 192,500 - - - 192,500
Dean Sparrow (5)
105,000 78,750 - - - 78,750
(1) Column represents total fiscal 2025 fees for the full year.
(2)
Represents value added taxes which are statutory indirect taxes charged in ZAR on Messrs. Ball, Nkosi and Pillay’s
and Messes. Gobodo and Naidoo’s
compensation and reimbursed to them.
(3) Mr. Hamid resigned effective
September 30, 2024, and Messrs. Meyer and Nkosi resigned effective
October 1, 2024.
Fees paid to these non-employee directors have been pro-rated for the period of service as a non-employee director during fiscal
2025
(4)
Ms. Naidoo joined the remuneration committee in October 2024 and fees paid to
Ms. Naidoo include the pro-rated fees
for the period of service on the remuneration committee during fiscal 2025.
(5)
Mr. Sparrow was a non-employee
director from October 1, 2024, and joined the capital allocation committee in
October 2024 and fees paid to Mr.
Sparrow have been pro-rated for the period of service as a non-employee director during
fiscal 2025.
Directors receive a base fee for membership on the Board. Directors who serve on Board committees and/or serve as
Chairperson of Board committees receive additional compensation in recognition of the additional time they are required to spend on committee matters. In fiscal 2024, we performed a benchmarking analysis against the annual compensation of non-employee
directors of U.S., UK, and South African comparable companies with a range of market equity capitalizations above, below and comparable to ours. The peer group comprised: Altron Limited, Blue Label
Telecoms Limited; Cantaloupe,
Inc.; Capital
Appreciation Limited; Cass Information Systems, Inc.; CSG Systems International,
Inc.; Dave Inc.; EVERTEC, Inc.;
Everi Holdings
Inc.; Green Dot Corporation; IDT Corporation; Everi Holdings Inc.; Medallion
Financial Corp.; Model N, Inc.; MoneyLion Inc.;
PayPoint plc; Repay Holdings Corporation; Synchronoss Technologies,
Inc.; and Transaction Capital Limited.
The Remuneration Committee’s Advisors
In February 2024, the Remuneration Committee retained Pay Governance, an independent advisor, to assist with (i) a peer
benchmarking analysis for our non-employee director compensation (ii)
a peer benchmarking analysis for our executive officer’s
compensation and (iii) to perform a summary review from a risk perspective of our executive compensation. The Remuneration
Committee has the sole authority to select, compensate and terminate its external advisors. The Remuneration Committee has
determined, based on its analysis of NASDAQ requirements, that the work of
Pay Governance and the individual compensation
advisors employed by Pay Governance as compensation consultants to us has not created any conflict of interest.
Policies and Practices Regarding the Timing of Option Grants

The Remuneration Committee generally approves annual equity awards for officers at its regularly scheduled meetings, which
are set in advance. The Committee does not time the granting of awards in coordination with the release of material non-public
information (“MNPI”). The Committee may grant equity awards to new hires or for retention purposes outside of the annual grant
cycle, but such grants are not timed to take advantage of MNPI.
The Committee does not take MNPI into account when determining the timing or terms of equity awards, and we do not time
the disclosure of MNPI for the purpose of affecting the value of executive compensation.
During fiscal year 2025, we did not grant any stock options or stock appreciation rights to named executive officers within the
period beginning four business days before and ending one business day after the filing of a periodic report or the filing or furnishing of a Form 8-K that discloses MNPI. Therefore, no tabular disclosure is required under Item 402(x)(2) of Regulation S-K.
Insider Trading Policy
We maintain
an Insider Trading Policy governing the purchase, sale and
other dispositions of our securities by our officers,
directors, employees and consultants. We
believe our Insider Trading Policy is reasonably designed
to promote compliance with
insider trading laws, rules and regulations, as well as the Nasdaq listing standards applicable to us. Our Insider Trading Policy
prohibits trading while in possession of material nonpublic information and during blackout periods, and provides for preclearance
procedures for our officers, directors and other employees,
as well as other related policies and procedures, including as described below.
The Insider Trading Policy is attached as an exhibit
to our Annual Report on Form 10-K filed with the SEC on September 29,
2025.
Clawback Policy
The Remuneration Committee adopted a compensation clawback
policy in November 2023 which applies to named executive
officers who receive “incentive compensation”. For
purposes of the Clawback Policy “incentive compensation” means any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure, which are measures that are determined and presented in accordance with the accounting principles used in preparing the our financial
statements, and any measures that are derived wholly or in part from such measures, and includes stock price and total shareholder
return (each such measure, a “Financial Reporting Measure”). Incentive
-based compensation shall be deemed to have been received
during the fiscal period in which the Financial Reporting Measure specified in the incentive-based compensation award is attained,
even if such incentive-based compensation is paid or granted after the end of such fiscal period. For the avoidance of doubt,
incentive-based compensation does not include annual salary, compensation awarded based on completion of a specified period of service, or compensation awarded based on subjective standards, strategic measures, or operational measures.
The policy applies to all incentive-based compensation received by the covered executives (i) after beginning service as an
executive officer, (ii) who
served as an executive officer at any time during the performance period for such incentive-based
compensation, and (iii) during the three completed fiscal years immediately preceding a Restatement Date (as defined below).
In the event of a restatement, which for purposes of the Clawback policy refers to an accounting restatement due to material
noncompliance by us with any financial reporting requirement under the federal securities laws, including any required accounting
restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements,
or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current
period (a “Restatement”), we are required, as promptly as reasonably possible, to recover any erroneously awarded compensation,
which refers to, with respect to each covered executive in connection with a Restatement, the amount of incentive-based
compensation that exceeds the amount of incentive-based Compensation that would have been received by the covered executive
had it been determined based on the restated amounts, without regard to any taxes paid by the covered executive (any such amount
being hereinafter referred to as “Erroneously Awarded
Compensation”) received by an executive during the three completed fiscal years immediately preceding the Restatement Date, which is considered to be the earlier of (i) the date our Board, a committee of
our Board, or officer(s) are authorized to take such action if Board action is not required, concludes, or reasonably should have concluded, that we are required to prepare a Restatement or (ii) the date a court, regulator, or other legally authorized
body directs us
to prepare a Restatement (any such date being hereinafter referred to as the
“Restatement Date”).
For incentive-based compensation based on stock price or total shareholder return, our Board is required to determine the
amount of Erroneously Awarded
Compensation based on a reasonable estimate of the effect of the Restatement on the stock price or
total shareholder return upon which the incentive-based
compensation was received and we are required to document such reasonable estimate and provide such documentation to the Nasdaq.
Subsequent changes in an executive’s
employment status,
including retirement or termination of employment, does not affect our rights to recover incentive-based compensation under the policy. Our Board is required
to determine, in its sole discretion, the method of recovering any incentive-based compensation
pursuant to the policy.
Such methods may include, but are not limited to: (i) direct recovery by reimbursement;
(ii) set-off against
future compensation; (iii) forfeiture of equity awards; (iv) set-off or cancelation against planned future awards; (v) forfeiture of deferred compensation (subject to compliance with the Internal Revenue
Code and related regulations); and/or (vi) any other
r
ecovery action approved by our Board and permitted under applicable law.

We are not permitted
to indemnify any current or former executive officer against the loss of Erroneously
Awarded
Compensation, and will not pay,
or reimburse any executive officer(s), for any insurance policy to fund such executive’s potential
recovery obligations.
The Clawback Policy is attached as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 29, 2025.
Anti-Hedging Policy
We maintain an
anti-hedging policy, which prohibits
employees and directors from trading in puts, calls, options or other future rights to purchase or sell shares of our common stock. Officers and directors are also prohibited from pledging their shares. An
exception to this prohibition may be granted where a person wishes to pledge shares as collateral for a loan (not including margin
debt) and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities. Any person wishing
to enter into such an arrangement must first receive pre-approval for the proposed transaction from our Group Compliance Officer.
POTENTIAL PAYMENTS
UPON TERMINATION
OR CHANGE-IN-CONTROL
Under the terms of their employment agreements, our named executives are entitled to three months written notice before any
termination would take effect.
Our Stock Incentive Plan includes change-in-control provisions related to equity awards granted. If the parties to any change-
in-control transactions do not permit the assumption, continuation or substitution of awards under the Stock Incentive Plan then the
Stock Incentive Plan and any awards granted under it shall terminate.
In such case, except as may be otherwise provided in relevant stock award agreements, all options and stock appreciation rights with time-based vesting conditions or restrictions that are not
vested and/or exercisable immediately prior to the effective time of the change-in-control shall become fully vested and exercisable as of the effective time of the change-in-control. All other awards with time-based vesting, conditions or restrictions shall become
fully vested and nonforfeitable as of the effective time of the change
-in-control, and all awards with conditions and restrictions relating to the attainment of performance goals may become vested and nonforfeitable in connection with a change-in-control in the
Remuneration Committee’s
discretion or to the extent specified in the relevant award agreement(s).
In the event of such termination:
●
we shall have the option (in our sole discretion) to make or provide for a payment, in cash or in kind, to the
participants holding options and stock appreciation rights, in exchange for the cancellation thereof, in an amount
equal to the difference between (A) the sale price multiplied by the number of shares subject to outstanding
options and stock appreciation rights (to the extent then exercisable at prices not in excess of the sale price) and
(B) the aggregate exercise price of all such outstanding options and stock appreciation rights (provided that, out of
the money stock options and stock appreciation rights shall be cancelled for no consideration); or
●
each grantee shall be permitted, within a specified period of time prior to the consummation of the change-in-
control as determined by the Remuneration Committee, to exercise all outstanding options and stock appreciation
rights (to the extent then exercisable) held by such participant.
We also have the
option (in our sole discretion) to make or provide for a payment, in cash or in kind, to the grantees holding
other awards in an amount equal to the sale price multiplied by the number of vested shares under such awards. The treatment of
awards upon a change-in-control may vary among the award types and participants in the sole discretion of the Remuneration
Committee. Unless otherwise determined by our Board (on the same basis or on different bases as the Remuneration Committee
shall specify), any repurchase rights or other rights of our company that relate to an award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for an award.
The 4,000,000 stock options awarded to Mr.
Mazanderani have change-in-control provisions that are substantively the same as
those included in our Stock Incentive Plan.
On the assumption that all restricted stock awards vested in a change-in-control transaction or our Remuneration Committee
waived all vesting conditions (including performance conditions) regarding a change-in-control transaction closing, in either case, on
June 30, 2025, using our June 30, 2025, closing price of $4.49 and unvested restricted stock awards of 777,368 shares, we would
make a potential payment of $3.5 million to our executive officers, comprising $1.2 million, $1.3 million, and $1.0 million to
Messrs. Kola, Heilbron, Mali and Smith, respectively.
REMUNERATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION
None of the members of our Remuneration Committee has at any time been one of our officers or employees. None of our
executive officers serves or in the past has served as a member of the Board or Remuneration Committee of any entity that has one
or more of its executive officers serving on our Board or our Remuneration
Committee.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
A
ND RELATED STOCKHOLDER
MATTERS

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
The following table presents, as of January 20, 2026, information about beneficial ownership of our common stock by:
●
each
person
or group
of affiliated
persons
who
or
which,
to our
knowledge,
owns
beneficially
more
than
5%
of our
outstanding shares of common stock;
● each of our current directors and named executive officers; and
● all of our current directors and executive officers as a group.
Beneficial ownership of shares is
determined in accordance with SEC
rules and generally includes any shares
over which a person
exercises sole or
shared voting
or investment power.
The beneficial ownership
percentages set forth
below are
based on 83,920,675
shares of
common stock
outstanding as
of January
20, 2026.
All shares
of common
stock, including
that common
stock underlying
stock options that are presently exercisable or exercisable within 60 days after January 20, 2026
(which we refer to as being currently
exercisable)
by each
person are
deemed to
be outstanding
and beneficially
owned by
that person
for the
purpose of
computing the
ownership percentage
of that
person, but
are not
considered outstanding
for the
purpose of
computing the
percentage ownership
of
any other person. Unless otherwise
indicated, to our knowledge,
each person listed in the table
below has sole voting and investment
power with respect to the shares
shown as beneficially owned by such
person, except to the extent applicable law
gives spouses shared
authority.
Except as otherwise noted, each shareholder’s address is c/o Lesaka Technologies,
Inc., President Place, 4th Floor, Corner of Jan
Smuts Avenue
and Bolton Road, Rosebank, Johannesburg, South Africa.
Name
Shares of Common Stock Beneficially
Owned
Number %
Antony Ball
- -
Nonku Gobodo
- -
Steven Heilbron(1)
750,000 *
Naeem Kola(2)
423,769 *
Lincoln Mali(3)
330,755 *
Ali Mazanderani(4)
2,825,115 3.3%
Venessa
Naidoo
- -
Kuben Pillay
- -
Ekta Singh-Bushell
7,000 *
Dan Smith(5)
250,500 *
Dean Sparrow(6)
1,792 *
Value
Capital Partners (Pty) Ltd (7)
15,642,598 18.6%
IFC Investors and Related Entities(8)
9,356,028 11.1%
Apis Growth 13 Ltd(9)
6,604,062 7.9%
The Goldman Sachs Group, Inc.(10)
4,999,960 6.0%
Morgan Stanley(11)
5,211,240 6.2%
Directors and Executive Officers as a Group(12)
4,588,931 5.4%
*Less than one percent
(1)
Comprises 750,000 shares of common stock.
(2)
Comprises (i) 217,519 shares of common stock; and (ii) 206,250 shares of restricted stock, the vesting of which is subject to the satisfaction of certain time-based vesting conditions.
(3)
Comprises (i) 125,662 shares of common stock; and (ii) 205,093 shares of restricted stock, the vesting of which is subject to the satisfaction of certain financial performance and other conditions.
(4)
Comprises (i) 2,325,115
shares of common stock and (ii) options to purchase
500,000 shares of common stock, all of
which
were exercisable as of January 20, 2026.
(5)
Comprises
(i)
40,333
shares of
common
stock held
directly;
(ii)
23,500
shares
held
indirectly;
and
iii)
186,667
shares of
restricted stock, the vesting of which is subject to the satisfaction of certain financial performance and other conditions.
(6)
Comprises 1,726 shares of common stock held indirectly through Crossfin
Holdings Proprietary Limited.
(7)
VCP has
sole voting
and dispositive
power over
these securities.
VCP’s
business address
is 173
Oxford Road,
8th Floor,
R
osebank, Gauteng, 2196, South Africa. Antony Ball is the non-executive of VCP.

(8)
According to Amendment No. 3
to Schedule 13D/A filed by
the IFC Investors and related
entities with the SEC
on December
12, 2024:
(a) International
Finance Corporation
(“IFC”) beneficially
owns an
aggregate of
3,271,862 common
shares as to
which it
has sole
voting
and
dispositive
power,
(b)
IFC African,
Latin American
and
Caribbean
Fund,
LP (“ALAC”)
beneficially
owns an
aggregate of 2,781,615
common shares as to
which it has shared
voting and dispositive
power, (c)
IFC African, Latin American
and
Caribbean Fund (GP) LLC
(“ALAC GP”) beneficially owns
an aggregate of 2,781,615
common shares as
to which it
has shared voting
and dispositive power, (d) IFC Financial Institutions Growth Fund, LP (“FIG”) beneficially owns an aggregate of 3,302,551 common
shares as
to which
it has
shared
voting and
dispositive power,
and (e)
IFC FIG
Fund (GP),
LLP (“FIG
GP”) beneficially
owns an
aggregate of
3,302,551 common
shares as
to which
it has
shared voting
and dispositive
power.
Each of
ALAC, a
United Kingdom
limited partnership,
and FIG,
a United
Kingdom limited
partnership, is
primarily engaged
in the
business of
investing in
securities.
ALAC GP, a Delaware limited liability company,
is primarily engaged in the business of
serving as the general partner of ALAC.
FIG
GP, a United Kingdom limited liability partnership, is primarily engaged in the business of serving as the general partner of FIG. Each
of ALAC and FIG are funds
managed by IFC Asset Management Company LLC, a
wholly-owned subsidiary of IFC, that invests third
party capital in conjunction with IFC investments. The business address of the aforementioned entities is 2121 Pennsylvania
Avenue,
Washington,
D.C. 20433.
(9)
According to
Schedule 13G
filed by
Apis Growth
13 Limited
(“Apis”) with
the SEC
on November
1, 2024,
Apis has
sole
voting and dispositive power over these securities. Apis’s business address is 10 th
Floor Ebène Heights Building, 34 Ebène Cybercity,
Ebène, Mauritius 72201.
(10) According to Amendment No.
3 to Schedule 13G filed by The Goldman Sachs Group, Inc.
(“Goldman Sachs”) with the SEC
on February 6, 2025,
Goldman Sachs has shared
voting and dispositive power
over these securities. Goldman Sachs’s business
address
is 200 West Street, New York,
NY 10282.
(11) According to
Amendment No. 3
to Schedule 13G
filed by Morgan
Stanley with the
SEC on
February 4, 2025,
Morgan Stanley
has shared voting and dispositive
power over these securities. Morgan
Stanley’s business address
is 1585 Broadway,
New York,
NY
10036.
(12) Represents
shares beneficially owned by our directors
and executive officers as a
group. Includes 598,010 shares of restricted
stock, the vesting of which is subject to certain conditions discussed above and options to purchase 500,000 shares of common stock,
all of which were exercisable as of January 20, 2026.
SHARE OWNERSHIP GUIDELINES
Our share ownership guidelines
apply to our Executive
Chairman and certain other executive
officers. Our Executive
Chairman is
expected to
own shares
in our
company that
have a
value of
four times
his annual
base salary
and our
other executive
officers
are
expected to own shares that have
a value of two times
their annual base salary. Shares may be owned directly
by the individual, owned
jointly with or
separately by the
individual’s spouse, or held
in trust
for the benefit
of the individual,
the individual’s spouse or
children.
Unvested time-based
equity awards
acquired through
our stock
incentive plan
are included
in the
computation of
share ownership.
Shares underlying stock options
or stock or stock units
that are subject to future
performance conditions (other
than solely continued
employment) do not count as ownership
for purposes of assessing compliance
with the Ownership Requirements. Our non-employee
directors are not required to own shares in our company under our share ownership guidelines policy.
We believe that this aligns with
shareholding practices applicable to non-employee directors in South
Africa.
COMPENSATION OF
DIRECTORS
Directors who are
also executive officers
do not receive
separate compensation for
their services as directors.
During fiscal 2025,
our non-employee directors received compensation as described below.

Name
Fiscal 2025
Total
Fee
Arrangement
($) (1)
Fees
Earned
or
Paid in
Cash ($)
Stock
Awards
($)
Stock
Options
($)
Other
($) (2)
Total
($)
Antony Ball
136,000 136,000 - - 20,400 156,400
Nonku Gobodo
150,500 150,500 - - 22,474 172,974
Javed Hamid
(3)
130,000 32,500 - - - 32,500
Chris Meyer (3)
105,000 26,250 - - - 26,250
Venessa
Naidoo
(4)
130,000 128,750 - - 19,264 148,014
Monde Nkosi
(3)
110,000 27,500 - - 4,125 31,625
Kuben Pillay
228,000 228,000 - - 34,185 262,185
Ekta Singh-Bushell
192,500 192,500 - - - 192,500
Dean Sparrow
(5)
105,000 78,750 - - - 78,750
(1) Column represents total fiscal 2025 fees for the full year.
(2)
Represents value added taxes which are statutory indirect taxes charged in ZAR on Messrs. Ball, Nkosi and Pillay’s
and Messes. Gobodo and Naidoo’s
compensation and reimbursed to them.
(3) Mr. Hamid resigned effective
September 30, 2024, and Messrs. Meyer and Nkosi resigned effective
October 1, 2024.
Fees paid to these non-employee directors have been pro-rated for the period of service as a non-employee director during
fiscal 2025
(4)
Ms. Naidoo joined the remuneration committee in October 2024 and fees paid to
Ms. Naidoo include the pro-rated
fees for the period of service on the remuneration committee during fiscal 2025.
(5)
Mr. Sparrow was a non-employee
director from October 1, 2024, and joined the capital allocation committee in
October 2024 and fees paid to Mr.
Sparrow have been pro-rated for the period of service as a non-employee director during
fiscal 2025.
Directors receive a
base fee for membership
on the Board. Directors
who serve on Board
committees and/or serve
as Chairperson
of Board
committees receive additional
compensation in
recognition of
the additional time
they are required
to spend on
committee
matters. In fiscal
2024, we
performed a
benchmarking analysis
against the annual
compensation of
non-employee directors
of U.S.,
UK, and
South African
comparable companies
with a
range of
market equity
capitalizations above,
below and
comparable to
ours.
The
peer
group
comprised:
Altron
Limited,
Blue
Label
Telecoms
Limited;
Cantaloupe,
Inc.;
Capital
Appreciation
Limited;
Cass
Information Systems, Inc.; CSG Systems International, Inc.;
Dave Inc.; EVERTEC, Inc.; Everi Holdings Inc.; Green Dot
Corporation;
IDT Corporation;
Everi Holdings
Inc.; Medallion
Financial Corp.;
Model N,
Inc.; MoneyLion
Inc.; PayPoint
plc; Repay
Holdings
Corporation; Synchronoss Technologies,
Inc.; and Transaction Capital Limited.
EQUITY COMPENSATION
PLAN INFORMATION
The following
table sets forth
information regarding
our compensation
plans under which
our equity
securities are authorized
for
issuance as of June 30, 2025:
Plan Category
Number of
securities to be
issued upon exercise
of outstanding
options, warrants
and rights
(a)
Weighted average
exercise price of
outstanding options,
warrants and rights
(b)
Number of securities
remaining available
for future issuance
under equity
compensation plans
(excluding securities
reflected in column
(a))(c)
Equity
compensation
plans
approved
by
security
holders
Stock incentive plan
1,866,904 $6.49 1,513,798
Awarded
to Mr. Mazanderani in June 2024
4,000,000 $9.75 N/A
ITEM 13.
CERTAIN
RELATIONSHIPS
AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
CERTAIN
RELATIONSHIPS
AND RELATED PERSONS
TRANSACTIONS
Familial Relationships
There are no familial relationships among any of our directors or executive officers.
Policy Agreement with IFC Investors

Pursuant to the
Policy Agreement, dated
April 11,
2016 (the “Policy
Agreement”), between International
Finance Corporation,
IFC African, Latin
American and Caribbean
Fund, LP,
IFC Financial Institutions Growth
Fund, LP,
and Africa Capitalization
Fund,
Ltd. (collectively, the “IFC Investors”) and us,
the IFC Investors are
entitled to designate one
nominee to our Board.
The IFC Investors
advised us that the IFC Investors
regarded Mr.
Hamid as the independent director nominated
by the IFC Investors under the terms
of
the Policy Agreement,
and have not
nominated an independent
director to replace
Mr.
Hamid following his
resignation. In addition,
pursuant to the
Policy Agreement, the
IFC Investors have
been granted certain
rights, including the
right to require
us to repurchase
any shares we have sold to them upon the occurrence of specified triggering events, which we refer to as a “put right”.
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
volume-
weighted average
price per
share prevailing
for the
60 trading
days preceding
the triggering
event, except
that with
respect to
a put
right triggered by rejection of a bona fide offer,
the put price per share will be the highest price offered by the offeror.
Independent Director Agreements
We have entered into independent director agreements with
each of our independent directors,
providing for, among other things,
the terms of each director’s service, compensation and liability insurance coverage.
Indemnification Agreements
We have entered into indemnification
agreements with each of our directors. These agreements require us to indemnify them, to the fullest extent
authorized or permitted
by applicable law,
including the Florida
Business Corporation Act,
for certain liabilities
to
which they may become subject as a result of their affiliation with us.
Review, Approval
or Ratification of Related Person Transactions
We
review
all relationships
and
transactions
in which
we and
our directors
and named
executive
officers
or their
immediate
family members
are participants to
determine whether
such persons have
a direct or
indirect material interest.
Mr.
Kola is primarily
responsible for
the development
and implementation
of processes
and controls
to obtain
information from
the directors
and named
executive officers with respect to related person transactions and for then determining, based on the facts and circumstances,
whether
we or a
related person
has a direct
or indirect
material interest in
the transaction.
As required
under SEC rules,
transactions that
are
determined to
be directly or
indirectly material
to us or
a related person
are disclosed in
our proxy statement.
In addition, our
Audit
Committee reviews and approves
or ratifies any related person
transaction that is required to be
disclosed. In the course of
its review
and approval or ratification of a disclosable related party transaction, our
Audit Committee considers:
the nature of the related person’s
interest in the transaction;
the material terms of the transaction, including, without limitation, the amount and type of transaction;
the importance of the transaction to the related person;
the importance of the transaction to us;
whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and
any other matters the Audit Committee deems appropriate.
Any member of
the Audit Committee
who is a
related person
with respect to
a transaction under
review may not
participate in
the deliberations
or vote respecting
approval or ratification
of the transaction,
provided, however,
that such director
may be counted
in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.
ITEM 14.
PRINCIPAL ACCOUNTANT
FEES AND SERVICES
AUDIT AND NON-AUDIT FEES
The following table shows the fees that we paid or accrued for the audit and other services provided by KPMG, our independent registered public accounting firm, in 2025 and 2024, for the fiscal years ended
June 30, 2025 and 2024.
2025
$ ‘000
2024
$ ‘000
Audit Fees
2,949 1,251
Audit-Related Fees
- 23
Tax Fees
- -
All Other Fees
12 -

Audit Fees – This category includes the audit of our annual consolidated financial statements on Form 10-K, review of financial statements included in our quarterly reports on Form 10-Q, the required audit of management’s assessment of the effectiveness of our
internal control over
financial reporting and
the auditors’ independent
audit of internal
control over financial
reporting, and the
services
that an independent auditor would customarily
provide in connection with subsidiary
audits, statutory requirements, regulatory filings,
and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
Audit-Related Fees
– This
category consists
of assurance
and related
services by
the independent
registered public
accounting
firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under
“Audit Fees”.
Tax
Fees – This
category consists of
professional services
rendered by KPMG
and Deloitte for
tax compliance and
tax advice.
The services for the fees disclosed under this category include tax return reviews and technical tax advice.
All Other Fees – This category consists of miscellaneous fees that are not otherwise included in the previous three categories.
Pre-Approval of Audit and Non-Audit Services
Pursuant to
our Audit
Committee charter,
our Audit Committee
reviews and
pre-approves both
audit and non
-audit services to
be provided by our independent auditors. The authority
to grant pre-approvals of non-audit services may be delegated to one or more
designated
members
of
the
Audit
Committee
whose
decisions
will
be
presented
to
the
full
Audit
Committee
at
its
next
regularly
scheduled
meeting.
During
fiscal
years
2025
and
2024,
all
of
the
services
provided
by
KPMG
were
pre-approved
by
the
Audit
Committee.

PART
IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES
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
Date: February 4, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the
following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME TITLE DATE
/s/ Kuben Pillay Lead Independent Director and Director February 4, 2026
Kuben Pillay
/s/ Ali Mazanderani
Executive Chairman and Director (Principal Executive
Officer) February 4, 2026
Ali Mazanderani
/s/ Dan L. Smith
Group Chief Financial Officer and Director (Principal
Financial and Accounting Officer) February 4, 2026
Dan L. Smith
/s/ Antony C. Ball Director February 4, 2026
Antony C. Ball
/s/ Nonkululeko N. Gobodo Director February 4, 2026
Nonkululeko N. Gobodo
/s/ Steven J. Heilbron Director February 4, 2026
Steven J. Heilbron
/s/ Lincoln C. Mali Director February 4, 2026
Lincoln C. Mali
/s/ Sharron Venessa
Naidoo
Director February 4, 2026
Sharron Venessa
Naidoo
/s/ Ekta Singh-Bushell Director February 4, 2026
Ekta Singh-Bushell
/s/ Dean Sparrow Director February 4, 2026
Dean Sparrow