Form 10-Q
period 2025-12-31
LESAKA TECHNOLOGIES INC
filed 2026-02-04
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY
REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
December 31, 2025
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
2026 (the
latest practicable
date),
83,920,675
shares of
the registrant’s
common stock,
par
value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table
of Contents
Page No.
PART
I. FINANCIAL INFORMATION
Item 1
.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and June
30, 2025
2
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2025 and 2024
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three and six months ended December 31, 2025 and 2024
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three and six months ended December 31, 2025 and 2024
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2025 and 2024
9
Notes to Unaudited Condensed Consolidated Financial Statements
10
Item 2
.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
48
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
68
Item 4
.
Controls and Procedures
69
Part II. OTHER INFORMATION
Item 1.
Legal Proceedings
71
Item 1A.
Risk Factors
71
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
72
Item 3
Defaults upon Senior Securities
72
Item 4
Mine Safety Disclosures
72
Item 5.
Other Information
72
Item 6.
Exhibits
73
Signatures
74

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
December 31, June 30,
2025 2025
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
69,474
$
76,520
Restricted cash related to ATM funding
and credit facilities (Note 9)
127
119
Accounts receivable, net and other receivables (Note 3)
58,244
42,525
Finance loans receivable, net (Note 3)
103,593
74,110
Inventory (Note 4)
25,098
23,551
Total current assets before settlement assets
256,536
216,825
Settlement assets
28,314
27,098
Total current assets
284,850
243,923
PROPERTY,
PLANT AND EQUIPMENT, net of accumulated depreciation of - December: $
61,787
June:
$
55,086
(Note 1)
46,708
44,924
OPERATING LEASE RIGHT-OF-USE (Note 17)
12,378
9,691
EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
289
199
GOODWILL (Note 7)
211,886
199,395
INTANGIBLE ASSETS, NET (Note 7), including integrated platform of: December: $
78,696
June: $
79,343
131,663
139,215
DEFERRED INCOME TAXES
12,489
12,554
OTHER LONG-TERM ASSETS (Note 6 and 8)
4,381
3,809
TOTAL ASSETS
704,644
653,710
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 9)
21,333
24,469
Accounts payable
20,150
19,867
Other payables (Note 10)
(A)
92,501
76,035
Operating lease liability - current (Note 17)
5,015
4,007
Current portion of long-term borrowings (Note 9)
13,025
11,956
Income taxes payable
1,628
1,400
Total current liabilities before settlement obligations
153,652
137,734
Settlement obligations
28,175
26,695
Total current liabilities
181,827
164,429
DEFERRED INCOME TAXES
31,553
33,921
OPERATING LEASE LIABILITY - LONG TERM (Note 17)
7,805
6,129
LONG-TERM BORROWINGS (Note 9)
203,802
188,813
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)
3,002
2,991
TOTAL LIABILITIES
427,989
396,283
REDEEMABLE COMMON STOCK
88,957
88,957
EQUITY
COMMON STOCK (Note 11)
Authorized:
200,000,000
with $
0.001
par value;
Issued and outstanding shares, net of treasury - December:
81,524,175
; June:
81,249,097
103
103
PREFERRED STOCK
Authorized shares:
50,000,000
with $
0.001
par value;
Issued and outstanding shares, net of treasury:
December:
-
; June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
430,686
426,950
TREASURY SHARES, AT
COST: December:
30,234,228
; June:
29,934,044
(299,632)
(298,523)
ACCUMULATED OTHER
COMPREHENSIVE LOSS (Note 12)
(A)
(168,308)
(185,626)
RETAINED EARNINGS
(A)
217,712
218,725
TOTAL LESAKA EQUITY
180,561
161,629
NON-CONTROLLING INTEREST
7,137
6,841
TOTAL EQUITY
187,698
168,470
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
704,644
$
653,710
(A) Amounts for June 30, 2025 revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended Six months ended
December 31, December 31,
2025 2024 2025 2024
(In thousands, except per share
data)
(In thousands, except per share
data)
REVENUE (Note 16) $
178,734
$
176,216
$
350,182
$
329,784
EXPENSE
Cost of goods sold, IT processing, servicing and support
(A)
122,691
130,866
241,314
249,941
Selling, general and administration
(A)
36,075
33,837
73,169
59,094
Allowance for credit losses (Note 3)
4,203
2,521
6,809
4,020
Depreciation and amortization
13,568
8,223
26,462
14,499
Transaction costs related to Adumo, Recharger and Bank Zero
acquisitions (Note 2)
47
222
141
1,952
OPERATING INCOME
2,150
547
2,287
278
CHANGE IN FAIR VALUE
OF EQUITY SECURITIES (Note 5 and 6)
2,971
(33,731)
2,971
(33,731)
OTHER INCOME (Note 10)
3,883
-
3,883
-
LOSS ON DISPOSAL OF EQUITY SECURITIES (Note 2)
730
-
730
-
NET LOSS ON IMPAIRMENT OF EQUITY-ACCOUNTED
INVESTMENT/ LOSS ON DISPOSAL OF EQUITY-ACCOUNTED
INVESTMENT (Note 6)
-
161
584
161
INTEREST INCOME
508
721
1,047
1,307
INTEREST EXPENSE
(A)
4,591
6,266
9,604
11,382
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
4,191
(38,890)
(730)
(43,689)
INCOME TAX EXPENSE (BENEFIT) (Note 19)
670
(6,412)
524
(6,334)
NET INCOME (LOSS) BEFORE EARNINGS FROM EQUITY-
ACCOUNTED INVESTMENTS
3,521
(32,478)
(1,254)
(37,355)
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
110
50
110
77
NET INCOME (LOSS)
3,631
(32,428)
(1,144)
(37,278)
(ADD) LESS NET (LOSS) INCOME ATTRIBUTABLE
TO NON-
CONTROLLING INTEREST
(14)
28
(131)
28
NET INCOME (LOSS) ATTRIBUTABLE
TO LESAKA
$
3,645
$
(32,456)
$
(1,013)
$
(37,306)
Net earnings (loss) per share, in United States dollars (Note 14):
Basic earnings (loss) attributable to Lesaka shareholders $
0.04
$
(0.40)
$
(0.01)
$
(0.52)
Diluted earnings (loss) attributable to Lesaka shareholders $
0.04
$
(0.40)
$
(0.01)
$
(0.52)
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended Six months ended
December 31, December 31,
2025 2024 2025 2024
(In thousands) (In thousands)
Net income (loss) (A) $
3,631
$
(32,428)
$
(1,144)
$
(37,278)
Other comprehensive income (loss), net of taxes
Movement in foreign currency translation reserve (A)
10,541
(22,444)
17,264
(12,085)
Release of foreign currency translation reserve related to
disposal/ liquidation of subsidiaries (Note 12)
(26)
6
(26)
6
Release of foreign currency translation reserve related to
disposal of equity securities (Note 12)
-
-
550
-
Total other comprehensive
income (loss), net of
taxes
10,515
(22,438)
17,788
(12,079)
Comprehensive income (loss)
14,146
(54,866)
16,644
(49,357)
(Less) Add comprehensive (loss) income
attributable to non-controlling interest
(270)
558
(343)
558
Comprehensive income (loss) attributable to
Lesaka $
13,876
$
(54,308)
$
16,301
$
(48,799)
(A) Revised to correct the errors discussed in Note 1.
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
Balance – October 1, 2024
(A)
89,865,751
$
83
(25,563,808)
$
(289,733)
64,301,943
$
346,016
$
302,616
$
(177,868)
$
181,114
$
-
$
181,114
$
79,429
Shares issued (Note 2 and Note 11)
17,279,803
17
-
-
17,279,803
73,239
73,256
73,256
9,528
Shares repurchased (Note 13)
(2,733,557)
(12,586)
(2,733,557)
-
(12,586)
(12,586)
Restricted stock granted (Note 13)
1,331,310
1,331,310
-
-
Exercise of stock options (Note 13)
17,014
1
17,014
51
52
52
Stock-based compensation charge
(Note 13)
-
2,655
2,655
2,655
Reversal of stock-based compensation
charge (Note 13)
(37,221)
(37,221)
(11)
(11)
(11)
Adumo non-controlling interest
acquired (Note 2) - - -
7,586
7,586
Net loss (A) -
(32,456)
(32,456)
28
(32,428)
Dividends paid to non-controlling
interest
(301)
(301)
Other comprehensive loss (Note 12)
(A)
(21,852)
(21,852)
(586)
(22,438)
Balance – December 31, 2024
108,456,657
$
101
(28,297,365)
$
(302,319)
80,159,292
$
421,950
$
270,160
$
(199,720)
$
190,172
$
6,727
$
196,899
$
88,957
(A) Revised to correct the errors discussed in Note 1.

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
Balance – July 1, 2024 (A)
89,836,051
$
83
(25,563,808)
$
(289,733)
64,272,243
$
343,639
$
307,466
$
(188,227)
$
173,228
$
-
$
173,228
$
79,429
Shares issued (Note 2 and Note 11)
17,279,803
17
-
-
17,279,803
73,239
73,256
73,256
9,528
Shares repurchased (Note 13)
-
-
(2,733,557)
(12,586)
(2,733,557)
(12,586)
(12,586)
Restricted stock granted (Note 13)
1,364,110
-
1,364,110
-
-
-
Exercise of stock options (Note 13)
17,014
1
17,014
51
52
52
Stock-based compensation charge
(Note 13) -
5,032
5,032
5,032
Reversal of stock-based compensation
charge (Note 13)
(40,321)
-
(40,321)
(11)
(11)
(11)
Net loss
(A)
-
(37,306)
(37,306)
28
(37,278)
Dividends paid to non-controlling
interest - -
(301)
(301)
Other comprehensive loss (Note 12)
(A)
(11,493)
(11,493)
(586)
(12,079)
Balance – December 31, 2024
108,456,657
$
101
(28,297,365)
$
(302,319)
80,159,292
$
421,950
$
270,160
$
(199,720)
$
190,172
$
6,727
$
196,899
$
88,957
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial
Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended December 31, 2025 (dollar amounts
in thousands)
Balance – October 1, 2025 (A)
111,397,943
$
103
(29,934,044)
$
(298,523)
81,463,899
$
428,811
$
214,067
$
(178,543)
$
165,915
$
6,914
$
172,829
$
88,957
Shares repurchased (Note 13)
-
(70,133)
(271)
(70,133)
(271)
(271)
Loss recognized related to issue of
shares included in treasury shares
(Note 2)
76,716
373
76,716
(70)
303
303
-
Restricted stock granted (Note 13)
631,000
631,000
-
-
Stock-based compensation charge
(Note 13) - -
1,996
1,996
1,996
Reversal of stock-based compensation
charge (Note 13)
(270,540)
(270,540)
(51)
(51)
(51)
Deconsolidation of Humble (Note 2)
(306,767)
(1,211)
(306,767)
-
(1,211)
(43)
(1,254)
Net Income (loss)
3,645
3,645
(14)
3,631
Other comprehensive income (Note
12)
10,235
10,235
280
10,515
Balance – December 31, 2025
111,758,403
$
103
(30,234,228)
$
(299,632)
81,524,175
$
430,686
$
217,712
$
(168,308)
$
180,561
$
7,137
$
187,698
$
88,957
(A) Revised to correct the errors discussed in Note 1.

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net
of treasury
Addition
al Paid-
In
Capital
Retained
Earnings
Accumulated
other
comprehensiv
e loss
Total
Lesaka
Equity
Non-
controllin
g Interest Total
Redeemabl
e common
stock
For the six months ended December 31, 2025 (dollar
amounts in thousands)
Balance – July 1,
2025
(A)
111,183,141
$
103
(29,934,044)
$
(298,523)
81,249,097
$
426,950
$
218,725
$
(185,626)
$
161,629
$
6,841
$
168,470
$
88,957
Shares repurchased (Note 13)
(70,133)
(271)
(70,133)
(271)
(271)
Loss recognized related to issue of
shares included in treasury shares
(Note 2)
76,716
373
76,716
(70)
303
303
Restricted stock granted
856,595
856,595
-
-
-
Stock-based compensation charge
(Note 13) - -
3,869
3,869
3,869
Reversal of stock-based compensation
charge (Note 13)
(281,333)
(281,333)
(63)
(63)
(63)
Deconsolidation of Humble (Note 2)
(306,767)
(1,211)
(306,767)
-
(1,211)
(43)
(1,254)
Net loss (A)
(1,013)
(1,013)
(131)
(1,144)
Other comprehensive income (Note
12) (A)
17,318
17,318
470
17,788
Balance – December 31, 2025
111,758,403
$
103
(30,234,228)
$
(299,632)
81,524,175
$
430,686
$
217,712
$
(168,308)
$
180,561
$
7,137
$
187,698
$
88,957
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial
Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended Six months ended
December 31, December 31,
2025 2024 2025 2024
(In thousands) (In thousands)
Cash flows from operating activities
Net income (loss)
(A)
$
3,631
$
(32,428)
$
(1,144)
$
(37,278)
Depreciation and amortization
13,568
8,223
26,462
14,499
Movement in allowance for doubtful accounts receivable
4,203
2,521
6,809
4,020
Fair value adjustment related to financial liabilities
36
(454)
35
(264)
Loss on disposal of equity securities (Note 6)
730
-
730
-
Loss on disposal of equity-accounted investments (Note 6)
-
161
584
161
Earnings from equity-accounted investments
(110)
(50)
(110)
(77)
Change in fair value of equity securities (Note 5 and 6)
(2,971)
33,731
(2,971)
33,731
Other income
(3,883)
-
(3,883)
-
Profit on disposal of property, plant and equipment
(27)
(14)
(57)
(41)
Movement in interest payable
(61)
1,864
(168)
3,557
Facility fee amortized
88
68
166
137
Stock-based compensation charge (Note 13)
1,945
2,644
3,806
5,021
Dividends received from equity-accounted investments
-
65
-
65
Increase in accounts receivable
(11,452)
(11,988)
(12,682)
(4,295)
Increase in finance loans receivable
(22,678)
(8,325)
(29,581)
(9,915)
(Increase) Decrease in inventory
(3,949)
(4,560)
1,199
(5,449)
Increase (Decrease) in accounts payable and other payables
(A)
12,855
8,457
12,622
(8,412)
(Decrease) Increase in taxes payable
(422)
(153)
90
612
Decrease in deferred taxes
(2,419)
(8,928)
(3,900)
(9,374)
Net cash used in operating activities
(10,916)
(9,166)
(1,993)
(13,302)
Cash flows from investing activities
Capital expenditures
(3,922)
(6,318)
(7,902)
(10,283)
Proceeds from disposal of property, plant and equipment
459
475
911
1,325
Acquisition of intangible assets
(1,008)
(428)
(2,147)
(601)
Acquisitions, net of cash acquired
(345)
(3,957)
(345)
(3,957)
Cash disposed on disposal of subsidiary
(165)
-
(165)
-
Investment in equity securities
(250)
-
(250)
-
Proceeds from disposal of equity securities (Note 6)
2,971
-
2,971
-
Net change in settlement assets
(3,452)
(1,266)
754
2,304
Net cash used in investing activities
(5,712)
(11,494)
(6,173)
(11,212)
Cash flows from financing activities
Proceeds from bank overdraft (Note 9)
20,535
48,855
48,509
72,748
Repayment of bank overdraft (Note 9)
(12,440)
(4,512)
(53,101)
(35,540)
Long-term borrowings utilized (Note 9)
1,266
12,903
4,029
13,677
Repayment of long-term borrowings (Note 9)
(1,237)
(8,322)
(2,385)
(13,794)
Acquisition of treasury stock (Note 13)
(271)
(12,586)
(271)
(12,586)
Proceeds from exercise of stock options
-
51
-
51
Guarantee fee
-
(431)
(33)
(431)
Dividends paid to non-controlling interest
-
(301)
-
(301)
Net change in settlement obligations
3,156
1,209
(477)
(2,439)
Net cash provided by (used in) financing activities
11,009
36,866
(3,729)
21,385
Effect of exchange rate changes on cash and cash equivalents
2,936
(5,278)
4,857
(2,052)
Net (decrease) increase in cash, cash equivalents and restricted cash
(2,683)
10,928
(7,038)
(5,181)
Cash, cash equivalents and restricted cash – beginning of period
72,284
49,809
76,639
65,918
Cash, cash equivalents and restricted cash – end of period (Note 15) $
69,601
$
60,737
$
69,601
$
60,737
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2025 and 2024
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
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
months ended December 31, 2025 and
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
Understatement of cost and accumulated depreciation
for computer equipment
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
the error. The Company has
recast its
accumulated depreciation presented
on the condensed consolidated balance sheet as of June 30, 2025, to increase the amount from $
48,636
to $
55,086
.
The Company assessed the materiality of this error and change in presentation on prior period consolidated financial statements
in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99“Materiality” and SAB No.
108, “Considering the Effects of Prior
Year
Misstatements
when
Quantifying
Misstatements
in
the
Current
Year
Financial
Statements.”
Based
on
this
assessment,
the
Company has concluded
that previously issued
financial statements were
not materially misstated
based upon overall
considerations
of both quantitative and qualitative factors.
Understatement of cost of goods sold, IT processing,
servicing and support due to incorrect claim of indirect
taxes
Subsequent to the issuance
of the Company’s
Quarterly Report on Form
10-Q for the three
months ended September
30, 2025,
it
determined
that
its
certain
indirect
taxes
had
not
been
accounted
for
correctly
in
its
consolidated
balance
sheet,
consolidated
statements of
operations,
consolidated
statement of
comprehensive
loss, consolidated
statement of
changes in
equity,
consolidated
statement of cash flows and
related notes to the
consolidated financial statements included in
previously filed Annual Reports on
Form
10-K and Quarterly Reports on Form 10-Q since June 30, 2022, and these filings were incorrect. In these previous filings, the amount of
certain
indirect
taxes
were
incorrectly
claimed
in
monthly
indirect
tax
submission
to
the
taxing
authority
and
were
incorrectly
excluded
from
the Company’s
reported
cost of
goods
sold, IT
processing,
servicing
and support
in the
consolidated
statements of
operations
and
other
payables
and
retained
earnings
in
the
consolidated
balance
sheet.
The
corrected
presentation
in
the
revised
consolidated
financial
statements
includes
certain
indirect
taxes
in
cost
of
goods
sold,
IT processing,
servicing
and
support
in
the
consolidated statements of operations and other payables and retained earnings in the consolidated balance sheet
The Company has
also determined that
it may also
be liable for
penalties and interest
related to the
indirect taxes not
paid in a
timely manner and has recorded the penalties in the selling, general and administration expense and the interest in interest expense in
the revised consolidated statements of operations.
The cumulative sum of the penalties and interest are included in other payables and retained earnings in the revised consolidated balance sheet.
The Company has determined
that at this time
it is more likely
than not that it
will be unable to
claim an income tax
deduction
related to the error, however,
it is performing further analysis of
its tax position with its external tax advisors.
Therefore, there are no
income tax adjustments reflected in these condensed consolidated financial statements related to the correction of this error.

1.
Basis of Presentation and Summary of Significant Accounting
Policies (continued)
Revision of Previously Issued Financial Statements (continued)
Understatement of cost
of goods sold,
IT processing, servicing and
support due to
incorrect claim of indirect taxes
(continued)
The Company assessed the materiality of this error and change in presentation on prior period consolidated financial statements
in
accordance
with
SAB
No.
99“Materiality”
and
SAB
No.
108,
“Considering
the
Effects
of
Prior
Year
Misstatements
when
Quantifying
Misstatements in
the Current
Year
Financial Statements.”
Based on
this assessment,
the Company
has concluded
that
previously
issued
financial
statements
were
not
materially
misstated
based
upon
overall
considerations
of
both
quantitative
and
qualitative factors.
The Company
has revised the
previous presentations
on the condensed
consolidated statements
of operations
for the three
and
six months ended December
31, 2024, and corrected them
in this filing. The Company
has also included the impact
of the correction
for
the three
months ended
September
30, 2025,
in the
condensed
consolidated
statements of
operations
for the
six months
ended
December 31,
2025, included in
this filing. The
impact of
these revisions has
increased cost
of goods
sold, IT processing,
servicing
and support,
selling, general
and administration
expense and
interest expense,
and all
subtotals from
operating income
(loss) to
net
income (loss) attributable to Lesaka for the affected periods.
Specifically,
for the
six months ended
December 31, 2025,
Cost of goods
sold, IT processing,
servicing and
support increased
by
$
0.18
million,
Selling,
general
and
administration
expense
increased
by
$
0.06
million,
Operating
income
decreased
by
$
0.25
million, Interest
expense increased
by $
0.12
million, and
Net income
(loss) attributable
to Lesaka
decreased by
$
0.36
million, as
a
result of the correction
to amounts reported
for the three months
ended September 30,
2025. Basic and Diluted
loss per share for
the
six months ended December 31, 2025, were not impacted
by the correction to amounts reported for
the three months ended September
30, 2025.
The Company
has revised
the condensed
consolidated balance
sheet as
of June
30, 2025,
and corrected
it in
this filing
where
these amounts
are presented as
comparative prior
period amounts in
other payables and
retained earnings and
affected subtotals
and
totals.
The tables below present the impact of
the revisions to specific captions to
the Company’s condensed consolidated balance sheet
and condensed consolidated statement of operations for the periods identified.
Condensed consolidated balance sheet
June 30, 2025
As reported Correction As revised
Other payables $
72,079
$
3,956
$
76,035
Accumulated other comprehensive loss
(185,664)
38
(185,626)
Retained earnings
222,719
(3,994)
218,725
Condensed consolidated statement of operations
Three months ended December 31, 2024
As reported Correction As revised
(in thousands, except per share data)
Cost of goods sold, IT processing, servicing and support $
130,696
$
170
$
130,866
Selling, general and administration
33,777
60
33,837
Interest expense
6,174
92
6,266
Basic income (loss) per share attributable to Lesaka shareholders $
(0.40)
$
-
$
(0.40)
Diluted income (loss) per share attributable to Lesaka shareholders $
(0.40)
$
-
$
(0.40)
Condensed consolidated statement of operations
Six months ended December 31, 2024
As reported Correction As revised
(in thousands, except per share data)
Cost of goods sold, IT processing, servicing and support $
249,605
$
336
$
249,941
Selling, general and administration
58,976
118
59,094
Interest expense
11,206
176
11,382
Basic income (loss) per share attributable to Lesaka shareholders $
(0.51)
$
(0.01)
$
(0.52)
Diluted income (loss) per share attributable to Lesaka shareholders $
(0.51)
$
(0.01)
$
(0.52)

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
the applicable
statutory income
tax rate).
This guidance
was effective
for the
Company beginning
July 1,
2025 for
its year
ended June 30, 2026.
Recent accounting pronouncements not yet adopted
as of December 31, 2025
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
On December
8, 2025,
the FASB
issued guidance
regarding
Interim Reporting
(Topic
270)
which is
intended to
improve the
navigability
of the
guidance
in ASC
270
and clarify
when it
applies.
Under the
amendments, an
entity is
subject to
ASC 270
if
it
provides “interim financial
statements and notes
in accordance with
GAAP.” The updated guidance also
addresses the
form and content
of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle
under which an
entity must “disclose
events since the
end of the
last annual reporting
period that have
a material impact
on the entity.”
As the FASB
stated in the
proposed guidance and
reiterates in the ASU,
the amendments are
not intended to “change
the fundamental nature
of interim reporting
or expand or
reduce current interim
disclosure requirements.” This
guidance is effective
for the
Company beginning
July 1,
2028, and
interim reporting
periods during
that fiscal
year.
Early adoption
is permitted.
Entities
m
ay apply the guidance prospectively,
retrospectively, or via a modified
prospective transition method.

2.
Acquisitions
and Dispositions
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
350
Less: cash acquired
5
Total cash paid, net
of cash received
$
345
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
Zero
save
for
Zero
Research
and
Naught
Holdings
Ltd,
the
“Bank
Zero
Sellers”),
the
parties
listed
in
Annexure
B
to
the
Transaction
Implementation Agreement (being all
of the shareholders
of Zero Research
save for Naught
Holdings Ltd, the
“Zero Research Sellers”)
and Naught Holdings Ltd.
The Company incurred transaction-related expenditures of $
0.04
million and $
0.1
million during the three and six months ended
December 31, 2025, respectively,
related to the proposed acquisition of
Bank Zero. The Company’s
accruals presented in Note 10 of
as December 31,
2025, includes an
accrual of transaction related
expenditures of $
0.3
million and the
Company expects to
incur further
transaction costs of $
0.2
million during the 2026 fiscal year.
2026 Acquisitions
On November
10, 2025,
the Company,
through its
wholly
owned
subsidiary,
Prism Holdings
Proprietary
Limited
(“Prism”),
entered
into
a
Sale
of
Shares
Agreement
(the
“Atom
Purchase
Agreement”)
with
Gravaton
Investments
Proprietary
Limited
(“Gravaton”) and Atom Operations Proprietary Limited (“Atom”). Pursuant to the Atom Purchase Agreement and subject to its terms and conditions, Prism agreed to
acquire, and Gravaton agreed
to sell, all of
the outstanding equity interests
in Atom for a
total purchase
consideration of
$
0.7
million which comprised
of $
0.4
million (ZAR
6.0
million, translated at
December 1, 2025
exchange rates)
in
cash and
76,716
shares of the Company’s
shares of common stock (which
had an aggregate value
of $
0.3
million (
76,716
multiplied
by
$
3.95
)
on closing).
The transaction
closed
on December
1, 2025.
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

2.
Acquisitions and Dispositions (continued)
The
Company
completed
the
purchase
price
allocation
related
to
the
Recharger
acquisition
during
the
three
months
ended
September 30,
2025. There
were no
changes to
the Recharger
preliminary purchase
price allocation
as of
June 30,
2025. The
final
purchase
price
allocation
related
to
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
costs
The Company
did not
incur any
transaction costs
related to
the Bank
Zero acquisition
during the
three and
six months
ended
December 31, 2024. The table
below presents transaction costs incurred
related to the acquisitions of Adumo
and Recharger,
and the
proposed acquisition of Bank Zero during the three and six months ended December 31, 2025 and 2024:
Three months ended
December 31,
Six months ended
December 31,
2025 2024 2025 2024
Bank Zero transaction costs $
44
$
-
$
126
$
-
Adumo transaction costs
3
-
3
1,702
Recharger transaction costs (1)
-
222
12
250
Total $
47
$
222
$
141
$
1,952
(1)
Recharger
transactions
costs for
the three
and
six months
ended
December 31,
2024, of
$
0.22
million and
$
0.25
million,
respectively, have been allocated from Selling, general and administration to
Transaction costs related to Adumo, Recharger and Bank
Zero
acquisitions
in the
unaudited condensed
consolidated
statement operations
for
the three
and
six months
ended December
31,
2025.
Pro forma results related
to acquisitions
Pro forma results of operations have not been presented for the acquisition of Atom because the effect of this acquisition was not material to the Company.
Since the closing of these
acquisitions, Atom has contributed
revenue and net income of
$
0.05
million and
$
(0.01)
million, respectively, for the six
months ended December 31, 2025.

2.
Acquisitions and Dispositions (continued)
Dispositions
2026
Dispositions
December 2025 disposal of Humble
On
December
1,
2025,
Adumo
(RF)
Proprietary
Limited,
a wholly
-owned
subsidiary
of the
Company,
disposed
of its
entire
investment in
Humble Software
Proprietary Limited
(“Humble”) and
received
306,767
shares of
the Company’s
common stock
as
consideration. The fair value of these
306,767
shares of the Company’s common stock on December 1, 2025, was $
1.2
million. These
shares have
been included in
the Company’s
treasury shares.
The table below
presents the impact
of the deconsolidation
of Humble
and the calculation of the net loss recognized on deconsolidation:
Deconsolidation of Humble
Humble
Fair value of consideration received
$
1,211
Add carrying value of noncontrolling interest on deconsolidation
47
Less: carrying value of Humble, comprising
1,988
Cash and cash equivalents
162
Accounts receivable, net
26
Inventory
10
Property, plant and equipment,
net
1
Goodwill
1,515
Intangible assets, net
63
Deferred income taxes assets
300
Accounts payable
(4)
Other payables
(58)
Income taxes payable
(1)
Released from accumulated other comprehensive income – foreign currency translation reserve
(26)
Loss recognized on disposal, before transaction costs
(730)
Loss recognized on disposal, before tax
(730)
Taxes related to gain
recognized on disposal
-
Tax benefit related
to loss recognized on disposal
(1)
-
Release of valuation allowance (1)
-
Loss recognized on disposal, after tax
$
(730)
(1)The Company incurred a capital loss of $
0.04
million. The Company recorded a valuation allowance of $
0.04
million related
to the capital loss generated.

3.
Accounts receivable, net and other receivables and
finance loans receivable, net
Accounts receivable, net and other receivables
The Company’s accounts receivable,
net, and other receivables as of December 31, 2025, and June 30, 2025, are presented in the table below:
December 31, June 30,
2025 2025
Accounts receivable, trade, net
$
23,247
$
16,433
Accounts receivable, trade, gross
25,503
18,186
Less: Allowance for doubtful accounts receivable, end of period
2,256
1,753
Beginning of period
1,753
1,241
Reversed to statement of operations
(189)
(521)
Charged to statement of operations
869
1,856
Write-offs
(310)
(847)
Deconsolidation
(4)
-
Foreign currency adjustment
137
24
Current portion of amount outstanding related to sale of interest in Carbon, net of
allowance: December 2025: $
750
; June 2025: $
750
-
-
Other receivables
34,997
26,092
Total accounts receivable,
net and other receivables
$
58,244
$
42,525
Trade receivables include amounts
due from customers
which generally have
a very short-term
life from
date of invoice
or service
provided to settlement. The duration
is less than a year in all cases and
generally less than 30 days in many
instances. The short-term
nature
of
these
exposures
often
results
in
balances
at
month-end
that
are
disproportionately
small
compared
to
the
total
invoiced
amounts.
The
month-end
outstanding
balances
are
more
volatile
than
the
monthly
invoice
amounts
because
they
are
affected
by
operational timing issues and
the fact that a balance
is outstanding at month-end
is not necessarily an indication
of increased risk but
rather a matter of operational timing.
Credit risk in respect of trade receivables
is generally not significant and the
Company has not developed a sophisticated
model
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
The Company’s finance
loans receivable, net, as of December 31, 2025, and June 30, 2025, is presented in the table below:
December 31, June 30,
2025
2025
Microlending finance loans receivable, net $
82,250
$
52,492
Microlending finance loans receivable, gross
88,010
56,140
Less: Allowance for doubtful finance loans receivable, end of period
5,760
3,648
Beginning of period
3,648
1,947
Reversed to statement of operations
-
(161)
Charged to statement of operations
4,881
4,301
Write-offs
(3,113)
(2,499)
Foreign currency adjustment
344
60
Merchant finance loans receivable, net
21,343
21,618
Merchant finance loans receivable, gross
24,121
23,214
Less: Allowance for doubtful finance loans receivable, end of period
2,778
1,596
Beginning of period
1,596
2,697
Reversed to statement of operations
(117)
(22)
Charged to statement of operations
1,365
2,576
Write-offs
(229)
(3,709)
Foreign currency adjustment
163
54
Total finance
loans receivable, net
$
103,593
$
74,110
Total
finance
loans
receivable,
net,
comprises
microlending
finance
loans
receivable
related
to
the
Company’s
microlending
operations
in South
Africa as
well as
its merchant
finance loans
receivable related
to Connect’s
lending activities
in South
Africa.
Certain merchant finance loans receivable with an aggregate balance of $
20.5
million as of December 31, 2025 have been pledged as
security for the Company’s
revolving credit facility (refer to Note 9).
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
2025 and December 31, 2025,
was
6.50
%. The performing component (that
is, outstanding loan payments
not in
arrears) of
the book
exceeds more
than
98
%, of
the outstanding
lending book
as of each
of June
30, 2025
and December
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
December
31,
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
June 30, 2025.
The performing component, under-
performing component and non-performing
component of the book represents
approximately
88
%,
11
% and
1
%, respectively,
of the
outstanding lending book as of December 31, 2025.
4.
Inventory
The Company’s inventory
comprised the following categories as of December 31, 2025, and June 30, 2025:
December 31, June 30,
2025 2025
Raw materials $
2,627
$
2,963
Work-in-progress
288
293
Finished goods
22,183
20,295
$
25,098
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
from time
to time.
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
The Company
held
75,000,000
class “A” shares
in Cell
C Limited
(“Cell C”), a
significant mobile
telecoms provider
in South
Africa.
In November 2025,
Cell C completed a
restructuring process in anticipation
of its listing on
the securities exchange
operated
by the JSE Limited. Under this process, a new holding company,
Cell C Holdings Limited (“Cell C Listco”), was established for Cell
C, with a transaction
step including the transfer
of shares in Cell
C by its existing
shareholders to Cell C
Listco in exchange
for Cell
C Listco issuing shares to
the existing Cell C shareholders
(the “Flip-up”). The
Company exchanged its
75,000,000
class “A” shares
in Cell C for
76,590
shares in Cell C Listco. Cell C Listco listed on November 23, 2025.
On October 31, 2025, in considering the proposed restructure and listing of Cell C Listco, Lesaka SA entered into an
agreement
with The
Prepaid Company
Proprietary Limited
(“TPC”) to
dispose of
its shares
in Cell
C (or,
after the
Flip-up is
implemented, its
shares in Cell C Listco) (“Relevant Shares”), if certain conditions are met. Under the terms of the agreement, if:
●
the listing
occurred by
November 30,
2025, and
the value
of Lesaka
SA’s
shares in
Cell C
was less
than ZAR
50
million,
then Lesaka SA could choose to either hold the shares, or sell the Relevant Shares to TPC for a purchase price equal to ZAR
50
million; or
●
the listing did
not occur by
November 30, 2025
(or, earlier
than this date,
it is determined
that the listing
will not proceed),
then Lesaka SA
could sell the Relevant
Shares to TPC for
ZAR
35
million. If, after
this sale and before
April 30, 2026, the
Listing occurs and the
list price per share
(“A”) is more than the
price paid to Lesaka
SA per Relevant Share
(the aggregate
ZAR
35
million) (“B”), then TPC shall pay an amount equal to the difference between A and B, multiplied by the number of
Relevant Shares to Lesaka SA as a top-up to the purchase consideration.
The value of Lesaka SA’s
shares in Cell C Listco was less than ZAR
50
million on listing and Lesaka SA elected to sell its Cell
C Listco shares to TPC for ZAR
50
million ($
3.0
million) and received the cash proceeds in December 2025.
The
Company’s
Level
3
asset
represented
an
investment
of
75,000,000
class
“A”
shares
in
Cell
C.
The
Company
used
a
discounted cash
flow model
developed by
the Company
to determine
the fair value
of its
investment in
Cell C as
of June
30, 2025,
and valued Cell C
at $
0.0
(zero) as of June
30, 2025. The Company
assumed that Cell C’s
deferred tax assets would
be utilized over
the forecast period. The Company has assumed a marketability discount of
15
% as of June 2025 and a minority discount of
17
%. The
Company utilized the latest business plan provided
by Cell C management for the period ended May 31, 2030,
for the June 30, 2025,
valuation.
The following key valuation inputs were used as of June 30, 2025:
Weighted Average
Cost of Capital ("WACC"):
24
%
Long term growth rate:
4.5
%
Marketability discount:
15
%
Minority discount:
17
%
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
Unobservable
Inputs
(Level 3) Total
Assets
Related to insurance
business:
$ $ $ $
Cash, cash equivalents and
restricted cash (included
in other long-term assets)
136
-
-
136
Fixed maturity
investments (included in
cash and cash equivalents)
6,793
-
-
6,793
Total assets at fair value
$
6,929
$
-
$
-
$
6,929
The following table presents the
Company’s assets measured
at fair value on a recurring basis as of
June 30, 2025, according to
the fair value hierarchy:
Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
125
-
-
125
Fixed maturity investments
(included in cash and cash
equivalents)
4,739
-
-
4,739
Total assets at fair value
$
4,864
$
-
$
-
$
4,864
During the three and six
months ended December 31,
2025, respectively, the Company transferred its investment in
Cell C Listco
out
of
Level
3
following
the
disposal
of
these
equity
securities.
During
the
three
and
six
months
ended
December
31,
2025,
respectively,
the Company recorded an
increase in the carrying
value of its investment
in Cell C Listco
prior to the disposal
of these
equity securities.
There were
no
transfers in or out of Level 3 during the three and six months ended December 31, 2024. There was no
movement
in the
carrying value
of assets
measured at
fair value
on a
recurring basis,
and categorized
within Level
3, during
the three
and six
months ended December 31, 2024.
Summarized below is the movement in the carrying value of
assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the six months ended December 31, 2025:
Carrying value
Assets
Balance as of June 30, 2025 $
-
Gain on fair value re-measurement
2,971
Disposal of investment in Cell C
(2,971)
Foreign currency adjustment
(1)
-
Balance as of December 31, 2025 $
-
(1) The foreign currency adjustment represents the effects of the fluctuations of the
South African rand against the U.S. dollar on
t he carrying value.

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
2025, and June 30, 2025, was as
follows:
December 31, June 30,
2025 2025
Sandulela Technology
(Proprietary) Limited (“Sandulela”)
49.0
%
49.0
%
SmartSwitch Namibia (Proprietary) Limited (“SmartSwitch Namibia”)
50.0
%
50.0
%
SmartSwitch Namibia
The
Company
recorded
a
loss
on
impairment
of
equity-accounted
investment
of
$
0.6
million
during
the
six
months
ended
December 31, 2025, which primarily includes the release of accumulated other comprehensive loss (refer to Note 12).
Other long-term assets
Summarized below is the breakdown of other long-term assets as of December
31, 2025, and June 30, 2025:
December 31, June 30,
2025 2025
Total equity investments
$
250
$
-
Investment in Cell C (June 30, 2025:
5
%) at fair value (Note 5)
(1)
-
-
Investment in
10
% of Cowdi at fair value
(2)
250
-
Investment in
87.5
% of CPS (June 30, 2025:
87.5
%) at fair value
(2)(3)
-
-
Policy holder assets under investment contracts (Note 8)
136
125
Reinsurance assets under insurance contracts (Note 8)
2,020
1,837
Other long-term assets
1,975
1,847
Total other long-term
assets
$
4,381
$
3,809
(1) The Company disposed of its entire shareholding in Cell C in December
2025, refer to Note 5 for additional information.
(2) The Company determined
that Cowdi and CPS do
not have a readily
determinable fair value and
therefore elected to record
its investments
at cost minus impairment, if
any, plus or minus changes resulting
from observable price changes in
orderly transactions
for the identical or a similar investment of the same issuer.
(
3) On October 16,
2020, the High Court of
South Africa, Gauteng Division, Pretoria
ordered that CPS be
placed into liquidation.

6.
Equity-accounted investments and other long-term assets (continued)
Other long-term assets (continued)
During
the three
and six
months ended
December
31, 2025,
the Company
invested
$
0.3
million
to acquire
a
10
% interest
in
Cowdi Limited (“Cowdi”), an entity incorporated in England and Wales, with operations through a Kenyan wholly-owned subsidiary
offering digital
loans to customers
in that country.
The Company also
extended a $
0.75
million credit facility
to Cowdi. The
facility
was undrawn as of December 31, 2025.
The Company previously owned
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
From the date of MobiKwik’s
listing, the Company used
MobiKwik’s
closing
price
reported
on
the
NSE
on
the
last
trading
day
related
to
last
day
of
the
Company’s
reporting
period
to
determine the fair value
of the equity securities
owned by the Company.
The Company determined
a fair value per
MobiKwik share
of $
6.85
(INR
586.15
per share
at the
USD: INR
exchange rates applicable
as of
December 31, 2024).
The Company used
this valuation
as the
basis for
its adjustment
to decrease
the carrying
value of
its investment
in MobiKwik
by $
33.7
million from
$
76.3
million to
$
42.6
million as of December 31,
2024. The change in the
fair value of MobiKwik for
the three and six months ended
December 31,
2024, of $
33.7
million, is included in the
caption “Change in fair
value of equity securities”
in the consolidated statement of
operations
for the three and six months ended December 31, 2024. The Company disposed of its entire shareholding in MobiKwik in June 2025.
Summarized below
are the components
of the Company’s
equity securities without
readily determinable
fair value and
held to
maturity investments as of December 31, 2025:
Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in Cowdi $
250
$
-
$
-
$
250
Investment in CPS
-
-
-
-
Total
$
250
$
-
$
-
$
250
Summarized below are the components of the Company’s
equity securities without readily determinable fair value and held to maturity investments as of June 30, 2025:
Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in CPS $
-
$
-
$
-
$
-
Held to maturity:
Investment in Cedar Cellular notes
-
-
-
-

7.
Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2025:
Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2025 $
236,109
$
(36,714)
$
199,395
Deconsolidation of Humble (Note 2)
(1,515)
-
(1,515)
Foreign currency adjustment (1)
16,194
(2,188)
14,006
Balance as of December 31, 2025 $
250,788
$
(38,902)
$
211,886
(1) – The foreign currency adjustment represents the effects of the fluctuations of the South African rand against the U.S. dollar
on the carrying value.
Goodwill has been allocated to the Company’s
reportable segments as follows:
Merchant Consumer Enterprise
Carrying
value
Balance as of June 30, 2025 $
179,634
$
6,027
$
13,734
$
199,395
Deconsolidation of Humble (Note 2)
(1,515)
-
-
(1,515)
Foreign currency adjustment (1)
12,609
426
971
14,006
Balance as of December 31, 2025 $
190,728
$
6,453
$
14,705
$
211,886
(1) The foreign
currency adjustment represents
the effects
of the fluctuations
of the South
African rand
against the U.S.
dollar
on the carrying value.
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is
the carrying value
and accumulated amortization
of intangible assets as
of December 31,
2025, and June
30, 2025:
As of December 31, 2025 As of June 30, 2025
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Software, integrated
platform and unpatented
technology $
149,178
$
(52,905)
$
96,273
$
137,099
$
(41,925)
$
95,174
Customer relationships
57,248
(22,842)
34,406
53,369
(18,568)
34,801
Brands and trademarks
(1)
19,523
(18,539)
984
18,233
(8,993)
9,240
FTS patent
2,311
(2,311)
-
2,158
(2,158)
-
Total finite-lived
intangible
assets
$
228,260
$
(96,597)
$
131,663
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
and
timing
to realign
the affected
brands
under the
master brand
and expects
to have
complete alignment
by February
2027,
with
certain brands aligned in December
2025. The change in
brands has resulted in
a change in
the useful lives of
certain of the Company’s
brand
and
trademark
intangible
assets
which
has
resulted
in
an
increase
(excluding
the
impact
on
Adumo
and
GAAP
brands)
in
amortization expense of
$
3.2
million and $
6.3
million during the three
and six months ended
December 31, 2025 compared
with the
three and six months ended December 31, 2024. The
change in the useful lives resulted in a $
2.3
million and $
4.6
million increase in
the Company’s
net loss from continuing operations
for the three and six
months ended December 31, 2025,
respectively, and
did not
h ave a significant impact on earnings (loss) per share. The change did not impact prior periods.

7.
Goodwill and intangible assets, net (continued)
Intangible assets, net (continued)
Aggregate amortization
expense on the
finite-lived intangible
assets for the
three months
ended December
31, 2025 and
2024,
was $
9.8
million and $
4.9
million, respectively. Aggregate amortization expense on the finite-lived intangible assets for
the six months
ended December 31, 2025 and 2024,
was $
18.9
million and $
8.8
million, respectively.
Future estimated annual amortization expense
for the next
five fiscal years
and thereafter,
assuming exchange
rates that prevailed
on December
31, 2025, is
presented in
the table
below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes
in useful lives,
exchange rate fluctuations and other relevant factors.
Fiscal 2026 (excluding six months ended December 31, 2025) $
12,527
Fiscal 2027
22,780
Fiscal 2028
22,316
Fiscal 2029
21,164
Fiscal 2030
19,697
Thereafter
33,179
Total future
estimated annual amortization expense
$
131,663
8.
Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts
Summarized below
is the
movement in
reinsurance assets
and policyholder
liabilities under
insurance contracts
during the
six
months ended December 31, 2025:
Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2025 $
1,837
$
(2,644)
Increase in policyholder benefits under insurance contracts
177
(6,055)
Claims and decrease in policyholders’ benefits under insurance contracts
(126)
5,939
Foreign currency adjustment (3)
132
(193)
Balance as of December 31, 2025 $
2,020
$
(2,953)
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
December 31, 2025:
Assets (1)
Investment
contracts (2)
Balance as of June 30, 2025 $
133
$
(125)
Increase in policy holder benefits under investment contracts
3
(3)
Foreign currency adjustment (3)
-
(8)
Balance as of December 31, 2025 $
136
$
(136)
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
South Africa
The JIBAR,
an average
of 3
month negotiable
certificates of
deposit (“NCD”)
rates, on
December 31,
2025, was
6.75
%. The
prime rate, the benchmark rate at which private sector banks lend to the public in South Africa, on December 31, 2025, was
10.25
%.
Movement in short-term credit facilities
Summarized below are the Company’s short-term facilities as
of December 31, 2025, and
the movement in the Company’s short-
term facilities from as of June 30, 2025 to as of December 31, 2025:
RMB RMB Nedbank
GBF Other Facilities Total
Short-term facilities available as of December 31, 2025 $
42,267
$
6,073
$
9,441
$
57,781
Overdraft
42,267
-
-
42,267
Indirect and derivative facilities
-
6,073
9,441
15,514
Movement in utilized overdraft facilities:
No restrictions as to use
24,469
-
-
24,469
Balance as of June 30, 2025
24,469
-
-
24,469
Utilized
48,509
-
-
48,509
Repaid
(53,101)
-
-
(53,101)
Foreign currency adjustment
(1)
1,456
-
-
1,456
Balance as of December 31, 2025
21,333
-
-
21,333
No restrictions as to use
$
21,333
$
-
$
-
$
21,333
Interest rate as of December 31, 2025 (%) (2)
9.75
N/A N/A
Interest rate as of June 30, 2025 (%)
(2)
10.25
N/A N/A
Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2025 $
-
$
1,864
$
119
$
1,983
Guarantees cancelled
-
(1,611)
-
(1,611)
Utilized
-
1,536
-
1,536
Foreign currency adjustment
(1)
-
128
8
136
Balance as of December 31, 2025 $
-
$
1,917
$
127
$
2,044
(1) Represents the effects of the fluctuations between the
ZAR and the U.S. dollar.
(2) RMB GBF interest is set at prime less
0.50
%.
Interest expense incurred under
the Company’s South African short-term borrowings
and included in
the caption interest
expense
on the condensed consolidated statement of operations during the three months ended December 31, 2025 and 2024, was $
0.8
million
and $
0.6
million, respectively.
Interest expense incurred
under the Company’s
South African short-term
borrowings and included
in
the caption interest
expense on the condensed
consolidated statement of
operations during the
six months ended
December 31, 2025
and 2024, was $
1.3
million and $
2.4
million, respectively.
The
Company
cancelled
Adumo’s
overdraft
arrangements
on
October
1,
2024,
and
settled
Adumo’s
outstanding
overdraft
balance of ZAR
20.0
million ($
1.1
million) on the
same day.
The repayment is
included in the
caption repayment
of bank overdraft
included on the Company’s unaudited condensed consolidated statements of cash flows for the three and six months ended December
3
1, 2024.

9.
Borrowings (continued)
Movement in long-term borrowings
Summarized below
is the
movement in
the Company’s
long-term borrowing
from as
of June
30, 2025
to as
of December
31,
2025:
Facilities
Lesaka A Lesaka B
Asset
backed
CCC Total
Included in current $
-
$
8,448
$
3,508
$
-
$
11,956
Included in long-term
120,375
47,873
3,671
16,894
188,813
Opening balance as of June 30, 2025
120,375
56,321
7,179
16,894
200,769
Facilities utilized
-
-
3,057
972
4,029
Facilities repaid
-
-
(2,385)
-
(2,385)
Non-refundable fees paid
-
-
-
(33)
(33)
Non-refundable fees amortized
152
-
5
12
169
Foreign currency adjustment (1)
8,520
3,983
533
1,242
14,278
Closing balance as of December 31, 2025
129,047
60,304
8,389
19,087
216,827
Included in current
-
9,046
3,979
-
13,025
Included in long-term
129,047
51,258
4,410
19,087
203,802
Unamortized fees
(951)
-
-
(23)
(974)
Due within 2 years
-
12,061
2,518
-
14,579
Due within 3 years
-
18,091
1,530
19,110
38,731
Due within 4 years
129,998
21,106
362
-
151,466
Due within 5 years $
-
$
-
$
-
$
-
$
-
Interest rates as of December 31, 2025 (%):
10.00
9.90
11.00
10.15
Base rate (%)
6.75
6.75
10.25
10.25
Margin (%)
3.25
3.15
0.75
(0.10)
(2) (3) (4) (5)
Interest rates as of June 30, 2025 (%):
10.54
10.44
11.50
11.70
Base rate (%)
7.29
7.29
10.75
10.75
Margin (%)
3.25
3.15
0.75
0.95
Footnote number (2) (3) (4) (6)
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
3.15
%, if the Net
Debt to EBITDA Ratio is greater than
or equal to 2.5 times;
or (ii)
2.4
%, if the Net Debt
to EBITDA
Ratio is less than 2.5 times.
(4) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
(5) Interest is charged at prime less 0.10% per annum on
the utilized balance.
(6) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended December 31, 2025 and 2024, was $
3.7
million
and $
4.2
million, respectively.
Prepaid facility fees
amortized included
in interest expense
during the three
months ended December
31, 2025 and 2024, respectively,
were $
0.1
million and $
0.1
million, respectively.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed
consolidated statement of
operations during the
six months ended
December 31, 2025
and 2024, was
$
7.5
million
and $
4.2
million, respectively. Prepaid facility fees amortized included in interest expense during the six months ended December
31,
2025 and 2024, respectively,
were $
0.2
million and $
0.1
million, respectively.

9.
Borrowings (continued)
Movement in long-term borrowings (continued)
Interest expense incurred under the Company’s
South African long-term borrowings to fund its Consumer lending book (for the three months ended
December 31, 2025) and
interest incurred under
the Company’s
CCC and K2020 facilities
relates to borrowings
utilized to fund a portion of the Company’s merchant finance loans receivable were $
1.8
million and $
0.4
million, respectively, and is
included in the caption cost of
goods sold, IT processing, servicing and support
on the condensed consolidated statement of operations
for the three months ended December 31, 2025 and 2024.
Interest expense incurred under the Company’s
South African long-term borrowings to fund its Consumer lending book (for the six months
ended December
31, 2025)
and interest
incurred under
the Company’s
CCC and
K2020 facilities
relates to
borrowings
utilized to fund a portion of the Company’s merchant finance loans receivable were $
3.3
million and $
0.4
million, respectively, and is
included in the caption cost of
goods sold, IT processing, servicing and support
on the condensed consolidated statement of operations
for the six months ended December 31, 2025 and 2024.
The Company
cancelled Adumo’s
long-term
borrowings
arrangements on
October 1,
2024, and
settled Adumo’s
outstanding
balances
of ZAR
126.7
million
($
7.2
million) on
the same
day.
The repayment
is included
in the
caption
repayment of
long-term
borrowings included on the Company’s unaudited condensed consolidated statements of cash flows for
the three and six
months ended
December 31, 2024.
10.
Other payables
Summarized below is the breakdown of other payables as of December
31, 2025, and June 30, 2025:
December 31, June 30,
2025 2025
Vendor
wallet balances
$
25,949
$
19,529
Accruals
14,280
8,469
Provisions
7,309
8,497
Clearing accounts
12,404
6,766
Value
-added tax payable
(A)
8,428
6,347
Deferred consideration due to seller of Recharger
14,815
13,837
Payroll-related payables
2,233
1,931
Other
7,083
10,659
$
92,501
$
76,035
(A) Value-added
tax payable
and the
total of
Other payables
have each
increased by
$
4.0
million as
a result
of the
correction
discussed in Note 1.
Other includes deferred income, client deposits and other payables.
In December 2025,
the Company determined
that the liquidation
of CPS is at
an advanced stage
and released an
accrual raised
at the time of
deconsolidation. The release has
been included in the
caption “Other income” in
the consolidated statement of
operations
for the three and six months ended December 31, 2025.
11.
Capital structure
Impact of non-vested equity shares on number of shares,
net of treasury
The following table presents a
reconciliation between the number of
shares, net of treasury, presented in the
unaudited condensed
consolidated statement of changes in
equity during the six months ended
December 31, 2025 and 2024, respectively,
and the number
of shares, net of treasury,
excluding non-vested equity shares that have not vested as of December
31, 2025 and 2024, respectively:
December 31, December 31,
2025 2024
Number of shares, net of treasury:
Statement of changes in equity
81,524,175
80,203,148
Less: Non-vested equity shares that have not vested as of end of period
2,500,483
2,902,303
Number of shares, net of treasury,
excluding non-vested equity shares that have not
vested
79,023,692
77,300,845

12.
Accumulated other comprehensive loss
The table
below presents
the change
in accumulated
other comprehensive
loss per
component
during the
three months
ended
December 31, 2025:
Three months ended
December 31, 2025
Accumulated
foreign
currency
translation
reserve Total
Balance as of October 1, 2025 $
(178,543)
$
(178,543)
Movement in foreign currency translation reserve related to disposal of subsidiary
(22)
(22)
Movement in foreign currency translation reserve
10,257
10,257
Balance as of December 31, 2025 $
(168,308)
$
(168,308)
The table
below presents
the change
in accumulated
other comprehensive
loss per
component during
the three
months ended
December 31, 2024:
Three months ended
December 31, 2024
Accumulated
foreign
currency
translation
reserve Total
Balance as of October 1, 2024 (A) $
(177,868)
$
(177,868)
Movement in foreign currency translation reserve related to liquidation of subsidiaries
6
6
Movement in foreign currency translation reserve (A)
(21,858)
(21,858)
Balance as of December 31, 2024 (A) $
(199,720)
$
(199,720)
(A) Accumulated other comprehensive loss and Total
as of October 1, 2024, have each
increased by $
0.04
million as a result of
the correction discussed in Note 1. Accumulated
other comprehensive loss and Total
for the three months ended December 31, 2024,
have each decreased by $
-0.3
million as a result of the correction discussed in
Note 1 to the amount included in the caption Movement
in
foreign
currency
translation
reserve.
Accumulated
other
comprehensive
loss
and
Total
as
of
December
31,
2024,
have
each
decreased by $
-0.3
million as a result of the correction discussed in Note 1.
The
table
below
presents
the
change
in
accumulated
other
comprehensive
loss
per
component
during
the
six
months
ended
December 31, 2025:
Six months ended
December 31, 2025
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2025 (A) $
(185,626)
$
(185,626)
Release of foreign currency translation reserve related to liquidation of equity
-accounted
investment
550
550
Release of foreign currency translation reserve related to liquidation of subsidiaries
(22)
(22)
Movement in foreign currency translation reserve (A)
16,790
16,790
Balance as of December 31, 2025 (A) $
(168,308)
$
(168,308)
(A) Accumulated other comprehensive loss and Total
as of July 1, 2025, have each decreased by $
0.04
million as a result of the
correction discussed in Note 1.
Accumulated other comprehensive loss
and Total
for the six months ended
December 31, 2025, have
each increased by
$
0.1
million as a result
of the correction,
as discussed in Note
1, to the amount
included in the caption
Movement
in foreign
currency translation
reserve for
the three
months ended
September 30,
2025. Accumulated
other comprehensive
loss and
T otal as of December 31, 2025, have each increased by $
0.1
million as a result of the correction discussed in Note 1.

12.
Accumulated other comprehensive loss (continued)
The
table
below
presents
the
change
in
accumulated
other
comprehensive
loss
per
component
during
the
six
months
ended
December 31, 2024:
a Six months ended
December 31, 2024
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2024 (A) $
(188,227)
$
(188,227)
Movement in foreign currency translation reserve related to liquidation of subsidiaries
6
6
Movement in foreign currency translation reserve related to equity-accounted investment
(A)
(11,499)
(11,499)
Balance as of December 31, 2024 (A) $
(199,720)
$
(199,720)
(A) Accumulated other
comprehensive loss and Total
as of July 1,
2024, have each decreased
by $
0.1
million as a result of
the
correction discussed in Note 1.
Accumulated other comprehensive loss
and Total
for the six months ended
December 31, 2024, have
each decreased by
$
-0.1
million as a result
of the correction
discussed in Note
1 to the
amount included in
the caption Movement
in
foreign currency translation reserve. Accumulated other comprehensive loss and Total as of December
31, 2024, have each decreased
by $
0.01
million as a result of the correction discussed in Note 1.
The movement in the
foreign currency translation reserve represents
the impact of translation of
consolidated entities which have
a functional currency (which is primarily ZAR) to the Company’s reporting currency, which is USD.
During
the
six
months
ended
December
31,
2025,
the
Company
reclassified
losses
of
$
0.6
million
from
accumulated
other
comprehensive
loss
(accumulated
foreign
currency
translation
reserve)
to
net
loss
related
to
the
impairment
on
liquidation
of
an
equity-accounted investment. During
each of the three and six
months ended December 31,
2025, the Company reclassified
a loss of
$
0.02
million, respectively, from accumulated other comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the disposal of a subsidiary. During each of the three and six months ended December 31, 2024, the Company reclassified a loss of $
0.006
million, respectively,
from accumulated
other comprehensive
loss (accumulated
foreign currency
translation reserve)
t o net loss related to the liquidation of subsidiaries.

13.
Stock-based compensation
The Company’s
Amended and Restated
2022 Stock
Incentive Plan (“20
22 Plan”)
and the vesting
terms of certain
stock-based
awards granted are described in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on
Form 10-K
for the
year ended
June 30,
2025. On
September 2,
2025, the
Company’s
Board resolved
to request
the approval
of the
Company’s
shareholders to increase the
number of shares
available for issuance under
the 2022 Plan by
3,000,000
. On December
8,
2025, the Company’s shareholders approved
the amendment.
Stock option and restricted stock activity
Options
The following table summarizes stock option activity for the six months ended December 31, 2025 and 2024:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2025
5,866,904
8.71
3.55
703
1.20
Outstanding - December 31, 2025
5,866,904
8.71
3.03
883
1.20
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
Granted – December 2023
350,000
6.00
-
433
1.24
Granted – November 2020
250,000
8.00
-
177
0.71
Exercised
(17,014)
3.02
-
38
-
Forfeited
(13,333)
11.23
- -
8.83
Outstanding - December 31, 2024
5,487,901
8.48
4.04
1,418
1.76
No
stock options were awarded
during the three and
six months ended
December 31, 2025. The
Company awarded
600,000
stock
options to
an executive officer
during the
three and six
months ended December
31, 2024, with
strike prices ranging
from $
6
to $
8
.
The
600,000
stock options
will vest on
December 31,
2026, and
vesting is
subject to
the executive
officer’s
continued employment
with the Company through to the vesting date. The
600,000
stock options expire on January 31, 2029.
No
stock options were exercised or forfeited during the three
and six months ended December 31, 2025. During each
of the three
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

13.
Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Options (continued)
The table below
presents the range
of assumptions used
to value stock
options granted during
the six months
ended December
31, 2024:
Six months
ended
December 31,
2024
Expected volatility
42
%
Expected dividends
0
%
Expected life (in years)
2
Risk-free rate
4.3
%
The following table presents stock options vested and expected to vest as of
December 31, 2025:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested
and expecting to vest - December 31, 2025
5,866,904
8.71
3.03
883
These options have an exercise price range of $
3.01
to $
14.00
.
The following table presents stock options that are exercisable as of December
31, 2025:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - December 31, 2025
869,570
3.98
3.47
888
No
stock options became exercisable during each
of the three and six
months ended December 31, 2025 and
2024. The Company
issues new shares to satisfy stock option exercises.

13.
Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock
The following table summarizes restricted stock activity for the six months ended December 31, 2025 and 2024:
Number of
shares of
restricted stock
Weighted
average grant
date fair value
($’000)
Non-vested – June 30, 2025
2,169,900
7,833
Total granted
829,095
3,175
Granted – July 2025
3,772
17
Granted – August 2025
5,323
25
Granted – September 2025
200,000
922
Granted – October 2025
215,000
905
Granted – November 2025
160,000
708
Granted – November 2025, with performance conditions
245,000
598
Total vested
(217,179)
850
Vested
– August 2025
(10,933)
50
Vested
– October 2025
(33,333)
139
Vested
– November 2025
(120,434)
465
Vested
– December 2025
(52,479)
196
Forfeitures
(281,333)
1,060
Forfeitures
(23,465)
98
Forfeitures December 2022 award with market conditions
(257,868)
962
Non-vested – December 31, 2025
2,500,483
10,035
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
Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Grants
In July,
August, September,
October and
November 2025,
respectively,
the Company
granted
3,772
;
5,323
;
200,000
;
215,000
and
160,000
shares of restricted stock
to employees which have
time-based vesting conditions and which
are subject to the
employees’
continued employment with the Company through the applicable vesting dates.
In November
2025, the
Company awarded
245,000
shares of
restricted stock
to a
group comprising
employees and
which are
subject to a time-based vesting condition and a market condition and vest in full only on the date, if any, that the following conditions are satisfied: (1) a compounded annual
15
% appreciation in the Company’s stock price off a base
price of $
4.31
over the measurement
period commencing on November 1, 2025
through October 31, 2028, and (2) the recipient
is employed by the Company on a full-time
basis through to October 31, 2028. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and
they will be forfeited. The Company’s
closing price on October 31, 2025, was $
4.30
.
The appreciation levels (times and price) and
annual target percentages to earn the
awards as of each period
ended are as follows:
● Prior to the first anniversary of the grant date:
0
%;
●
Fiscal
2027,
the
Company’s
30-day
volume
weighted-average
stock
price
(“VWAP”)
before
October
31,
2026
is
approximately
1.15
times higher (i.e. $
4.96
or higher) than $
4.31
:
33
%;
●
Fiscal 2028, the Company’s
VWAP before
October 31, 2027 is
1.32
times higher (i.e. $
5.70
or higher) than $
4.31
:
67
%;
●
Fiscal 2029, the Company’s
VWAP before
October 31, 2028 is
1.52
times higher (i.e. $
6.55
) than $
4.31
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
41.2
% for
the closing
price (of
$
4.35
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
In November 2024, the
Company awarded
1,198,310
shares of restricted stock to
a group comprising employees
and which are
subject to a time-based vesting condition and a market condition and vest in full only on the date, if any,
that the specified conditions
are satisfied.
The Company
has agreed to
grant an advisor
5,500
shares per month
in lieu of
cash for ad
hoc consulting services
provided to
the Company. The Company and
the advisor have
agreed that
the Company will
issue the
shares to the
advisor, in arrears, on
a quarterly
basis. During the three and six months ended
December 31, 2025, the Company recorded a stock-based
compensation charge of $
0.1
million
and
$
0.1
million,
respectively,
and
included
the
issuance
of
11,000
and
27,500
shares
of
common
stock
in
its issued
and
outstanding share count.
Vesting
In August,
October,
November and
December 2025,
an aggregate
of
217,179
shares of
restricted stock
granted
to employees
vested. Certain employees elected for
70,133
shares to be withheld
to satisfy the withholding
tax liability on the
vesting of their shares.
These
70,133
shares have been included in the Company’s
treasury shares.
In July 2024,
78,801
shares of restricted stock granted
to our former Group CEO,
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

13.
Stock-based compensation (continued)
Restricted stock (continued)
Forfeitures
During
the
three
and
six
months
ended
December
31,
2025,
respectively,
employees
forfeited
12,672
and
23,465
shares
of
restricted
stock
following
their
termination
of
employment
with
the
Company.
During
each
of
the
three
and
six
months
ended
December 31,
2025,
257,868
shares of
restricted stock
were forfeited
by executive
officers (including
a former
Group CEO)
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
cost
The Company
recorded a
stock-based compensation
charge, net,
during the
three months ended
December 31, 2025
and 2024,
of $
1.9
million and $
2.6
million, respectively, which
comprised:
Total
charge
Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended December 31, 2025
Stock-based compensation charge
$
1,829
$ - $
1,829
Stock compensation charge related to ESOP
167
-
167
Reversal of stock compensation charge related to restricted
stock forfeited
(51)
-
(51)
Total - three months
ended December 31, 2025
$
1,945
$ - $
1,945
Three months ended December 31, 2024
Stock-based compensation charge
$
2,655
$ - $
2,655
Reversal of stock compensation charge related to restricted
stock forfeited
(11)
-
(11)
Total - three months
ended December 31, 2024
$
2,644
$ - $
2,644
The Company recorded
a stock-based compensation
charge, net, during
the six months ended
December 31, 2025 and
2024, of
$
3.8
million and $
5.0
million respectively, which
comprised:
a
Total
charge
Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Six months ended December 31, 2025
Stock-based compensation charge
$
3,541
$ - $
3,541
Stock compensation charge related to ESOP
328
-
328
Reversal of stock compensation charge related to
restricted
stock forfeited
(63)
-
(63)
Total - six months ended
December 31, 2025
$
3,806
$ - $
3,806
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

13.
Stock-based compensation (continued)
As
of
December
31,
2025,
the
total
unrecognized
compensation
cost
related
to
stock
options
was
$
4.2
million,
which
the
Company expects to
recognize over
two years
. As of
December 31, 2025,
the total unrecognized
compensation cost related
to restricted
stock awards was $
4.9
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
0.4
million
and
$
0.8
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
Earnings (Loss) per share
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
the year ended
June 30, 2025.
Basic earnings (loss) per share
includes shares of restricted stock that
meet the definition of a
participating security because these
shares are eligible
to receive non
-forfeitable dividend
equivalents at the
same rate as
common stock.
Basic earnings (loss)
per share
has been calculated using the two-class method and basic earnings (loss) per share for the three months ended December 31, 2025 and
2024,
reflects only undistributed earnings. The computation below of basic earnings (loss) per share excludes the net loss attributable
to shares of unvested
restricted stock (participating
non-vested restricted stock)
from the numerator
and excludes the dilutive
impact
of these unvested shares of restricted stock from the denominator.
Diluted earnings
(loss) per
share has
been
calculated
to give
effect
to the
number
of shares
of additional
common
stock that
would have
been outstanding
if the
potential dilutive
instruments had
been issued
in each
period. Stock
options are
included in
the
calculation of diluted earnings (loss) per share utilizing the treasury stock method and are not considered to be
participating securities,
as the
stock options
do not
contain non-forfeitable
dividend rights.
The Company
has excluded
employee stock
options to
purchase
257,445
shares of
common stock
from the
calculation of
diluted loss
per share
during the
three months
ended December
31, 2024
because the effect would be antidilutive. The Company has excluded employee stock options to purchase
138,158
and
338,725
shares
of common stock from the calculation of diluted loss per share during the six months ended December 31, 2025 and 2024 because the effect would be antidilutive.
The
calculation
of diluted
earnings
(loss)
per share
includes the
dilutive
effect
of
a portion
of the
restricted
stock granted
to
employees as
these shares
of restricted
stock are
considered contingently
returnable shares
for the
purposes of
the diluted
earnings
(loss) per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied.
The vesting conditions for all awards made are discussed in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June
30, 2025.

14.
Earnings (Loss) per share (continued)
The
following
table
presents
net
loss
attributable
to
Lesaka
and
the
share
data
used
in
the
basic
and
diluted
loss
per
share
computations using the two-class method:
Three months ended Six months ended
December 31, December 31,
2025 2024 2025 2024
(in thousands except (in thousands except
percent and percent and
per share data) per share data)
Numerator:
Net income (loss) attributable to Lesaka
(A)
$
3,645
$
(32,456)
$
(1,013)
$
(37,306)
Undistributed earnings (loss) (A)
3,645
(32,456)
(1,013)
(37,306)
Percent allocated to common shareholders
(Calculation 1)
97%
97%
97%
97%
Numerator for earnings (loss) per share: basic
and diluted $
3,524
$
(31,345)
$
(983)
$
(36,038)
Denominator
Denominator for basic earnings (loss) per share:
Weighted-average
common shares outstanding
79,002
77,024
79,048
69,589
Effect of dilutive securities:
Related to acquisitions
999
-
-
-
Stock options
118
-
-
-
Denominator for diluted earnings (loss)
per share: adjusted weighted average
common shares outstanding and assuming
conversion
80,119
77,024
79,048
69,589
Earnings (Loss) per share:
Basic
(A)
$
0.04
$
(0.40)
$
(0.01)
$
(0.52)
Diluted
(A)
$
0.04
$
(0.40)
$
(0.01)
$
(0.52)
(Calculation 1)
Basic weighted-average common shares
outstanding (A)
79,002
77,024
79,048
69,589
Basic weighted-average common shares
outstanding and unvested restricted shares
expected to vest (B)
81,719
79,753
81,435
72,037
Percent allocated to common shareholders
(A) / (B)
97%
97%
97%
97%
(A) Net income (loss) attributable to Lesaka and Undistributed earnings (loss)
for the three and six months ended December 31,
2024, have
decreased by
$
0.3
million and
$
0.6
million, respectively,
as a
result of
the correction
discussed in
Note 1.
Net income
(loss) attributable
to Lesaka
and Undistributed
earnings (loss)
for the
six months
ended December
31, 2025,
has decreased
by $
0.4
million, as a
result of the
correction, as discussed
in Note 1,
to the amount
included in the
captions
Net income (loss)
attributable to
Lesaka and Undistributed
earnings (loss) for
the three months ended
September 30, 2025.
The correction of
the error did not
impact
Basic and Diluted
loss per share for
the three months ended
December 31, 2024,
or the six months
ended December 31, 2025.
Basic
and Diluted loss per share for the six months ended December 31, 2024, each decreased by $
0.01
(one U.S. cent).
Options to
purchase
6,493,683
shares of
the Company’s
common stock
at prices
ranging from
$
4.87
to $
14.00
per share
were
outstanding during the three
and six months ended December
31, 2025, but were not
included in the computation of
diluted earnings
(loss) per share
because the options’
exercise price was
greater than the
average market price
of the Company’s common
stock. Options
to purchase
4,743,500
shares of
the Company’s
common stock
at prices
ranging from
$
6.00
to $
14.00
per share
were outstanding
during the three and
six months ended
December 31, 2024, but
were not included in
the computation of diluted
(loss) per share
because
the options’ exercise
price was greater
than the average market
price of the Company’s
common stock. The options,
which expire at
v
arious dates through February 3, 2032, were still outstanding as of December
31, 2025.

15.
Supplemental cash flow information
The following
table presents
supplemental
cash flow
disclosures
for the
three and
six months
ended December
31, 2025
and
2024:
Three months ended Six months ended
December 31, December 31,
2025 2024 2025 2024
Cash received from interest
$
502
$
716
$
1,036
$
1,297
Cash paid for interest
$
5,928
$
4,242
$
11,929
$
7,513
Cash paid (refund) for income taxes
$
4,428
$
3,253
$
5,138
$
3,208
Disaggregation of cash, cash equivalents and restricted
cash
Cash, cash equivalents and restricted
cash included on the Company’s unaudited condensed consolidated statement of cash flows
includes restricted
cash related
to cash
withdrawn from
the Company’s
debt facilities
to fund
ATMs.
This facility
was cancelled
in
November 2024.
The Company
was only permitted
to use this
cash to
fund ATMs
and this cash
was considered
restricted as
to use
and therefore was classified
as restricted cash.
Cash, cash equivalents
and restricted cash also
includes cash in certain
bank accounts
that has been
ceded to Nedbank.
As this cash has
been pledged and
ceded it may
not be drawn
and is considered
restricted as to
use
and
therefore is
classified as
restricted
cash as
well. The
following
table presents
the disaggregation
of cash,
cash equivalents
and
restricted cash as of December 31, 2025 and 2024, and June 30,
2025:
December 31,
2025
December 31,
2024 June 30, 2025
Cash and cash equivalents $
69,474
$
60,625
$
76,520
Restricted cash
127
112
119
Cash, cash equivalents and restricted cash $
69,601
$
60,737
$
76,639
Leases
The following
table presents supplemental
cash flow disclosure
related to leases
for the
three and
six months ended
December
31, 2025 and 2024:
Three months ended Six months ended
December 31, December 31,
2025
2024
2025
2024
Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from operating leases $
1,464
$
1,212
$
2,826
$
2,216
Right-of-use assets obtained in exchange for lease
obligations
Operating leases $
3,187
$
708
$
4,223
$
1,218

16.
Revenue recognition
Disaggregation of revenue
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the three months ended December 31, 2025:
Merchant Consumer Enterprise Total
Processing fees
$
37,551
$
10,007
$
11,854
$
59,412
South Africa
35,252
10,007
11,854
57,113
Rest of Africa
2,299
-
-
2,299
Technology
products
8,639
81
847
9,567
South Africa
8,553
81
847
9,481
Rest of Africa
86
-
-
86
Prepaid airtime sold
82,023
46
1,648
83,717
South Africa
73,694
46
1,648
75,388
Rest of Africa
8,329
-
-
8,329
Lending revenue
-
7,169
-
7,169
Interest from customers
2,104
5,323
-
7,427
Insurance revenue
-
7,943
-
7,943
Account holder fees
-
2,270
-
2,270
Other
825
279
125
1,229
South Africa
647
279
125
1,051
Rest of Africa
178
-
-
178
Total revenue, derived
from the following geographic
locations
131,142
33,118
14,474
178,734
South Africa
120,250
33,118
14,474
167,842
Rest of Africa
$
10,892
$
-
$
-
$
10,892
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the three months ended December 31, 2024:
Merchant Consumer Enterprise Total
Processing fees
$
35,794
$
7,862
$
5,825
$
49,481
South Africa
33,931
7,862
5,825
47,618
Rest of Africa
1,863
-
-
1,863
Technology
products
8,121
65
1,187
9,373
South Africa
8,057
65
1,187
9,309
Rest of Africa
64
-
-
64
Prepaid airtime sold
98,188
23
1,660
99,871
South Africa
91,409
23
1,660
93,092
Rest of Africa
6,779
-
-
6,779
Lending revenue
-
7,376
-
7,376
Interest from customers
1,610
120
-
1,730
Insurance revenue
-
4,868
-
4,868
Account holder fees
-
1,765
-
1,765
Other
902
850
-
1,752
South Africa
845
850
-
1,695
Rest of Africa
57
-
-
57
Total revenue, derived
from the following geographic
locations
144,615
22,929
8,672
176,216
South Africa
135,852
22,929
8,672
167,453
Rest of Africa
$
8,763
$
-
$
-
$
8,763

16.
Revenue recognition (continued)
Disaggregation of revenue (continued)
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the six months ended December 31, 2025:
Merchant Consumer Enterprise Total
Processing fees
$
72,014
$
19,423
$
23,601
$
115,038
South Africa
67,866
19,423
23,601
110,890
Rest of Africa
4,148
-
-
4,148
Technology
products
15,160
165
1,817
17,142
South Africa
15,013
165
1,817
16,995
Rest of Africa
147
-
-
147
Prepaid airtime sold
164,076
83
3,327
167,486
South Africa
148,031
83
3,327
151,441
Rest of Africa
16,045
-
-
16,045
Lending revenue
-
14,023
-
14,023
Interest from customers
4,391
10,237
-
14,628
Insurance revenue
-
14,815
-
14,815
Account holder fees
-
4,418
-
4,418
Other
1,814
530
288
2,632
South Africa
1,491
530
288
2,309
Rest of Africa
323
-
-
323
Total revenue, derived
from the following geographic
locations
257,455
63,694
29,033
350,182
South Africa
236,792
63,694
29,033
329,519
Rest of Africa
$
20,663
$
-
$
-
$
20,663
16.
Revenue recognition (continued)
Disaggregation of revenue (continued)
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the six months ended December 31, 2024:
Merchant Consumer Enterprise Total
Processing fees
$
60,164
$
15,392
$
12,338
$
87,894
South Africa
56,499
15,392
12,338
84,229
Rest of Africa
3,665
-
-
3,665
Technology
products
9,966
67
2,478
12,511
South Africa
9,829
67
2,478
12,374
Rest of Africa
137
-
-
137
Prepaid airtime sold
192,063
40
3,238
195,341
South Africa
179,404
40
3,238
182,682
Rest of Africa
12,659
-
-
12,659
Lending revenue
-
14,332
-
14,332
Interest from customers
3,286
120
-
3,406
Insurance revenue
-
9,208
-
9,208
Account holder fees
-
3,464
-
3,464
Other
2,199
1,378
51
3,628
South Africa
2,085
1,378
51
3,514
Rest of Africa
114
-
-
114
Total revenue, derived
from the following geographic
locations
267,678
44,001
18,105
329,784
South Africa
251,103
44,001
18,105
313,209
Rest of Africa
$
16,575
$
-
$
-
$
16,575

17.
Leases
The
Company
has
entered
into leasing
arrangements
classified
as operating
leases under
accounting
guidance.
These leasing
arrangements
relate
to
the
lease
of
its
corporate
head
office
and
sales
and
administration
offices
of
its
Merchant,
Consumer
and
Enterprise businesses. The Company’s operating leases have remaining lease terms of between one
and
five years
. The Company also
operates parts
of its
consumer business
from locations
which it
leases for
a period
of less
than
one year
. The
Company’s
operating
lease
expense
during
the
three
months
ended
December
31,
2025
and
2024
was
$
1.5
million
and
$
1.2
million,
respectively.
The
Company’s
operating lease
expense during
the six
months ended
December 31,
2025 and
2024 was
$
2.8
million and
$
2.2
million,
respectively.
The
Company
has
also
entered
into
short-term
leasing
arrangements,
primarily
for
the
lease
of
branch
locations
and
other
locations,
to operate its consumer
business in South Africa.
The Company’s
short-term lease expense during
the three months ended
December 31,
2025 and 2024,
was $
0.4
million and
$
1.2
million, respectively.
The Company’s
short-term lease
expense during
the
six months ended December 31, 2025 and 2024, was $
0.9
million and $
2.3
million, respectively.
In December
2025, the
Company,
through Lesaka
SA, entered
into a
leasing arrangement
for
a new
corporate head
office
in
Rosebank, Gauteng,
South Africa
with Oxford
Parks Proprietary
Limited, a
limited liability
private company
incorporated in
South
Africa. The lease
commences on July 1,
2026 and is
for a period
of
10 years
with
two
renewal options of
five years
each. The Company
has secured
beneficial occupation
from April
1, 2026,
and is required
to deliver
a bank
guarantee or
cash of
$
0.4
million (ZAR
7.0
million, translated at exchange rates applicable as of December 31, 2025). The Company expects to pay an annual basic lease expense
of $
1.5
million (ZAR
25.1
million, translated at
exchange rates applicable
as of December
31, 2025), which
increases by
6.25
% per
annum.
The following table presents supplemental balance
sheet disclosure related to the
Company’s right-of-use assets and its operating
lease liabilities as of December 31, 2025 and June 30, 2025:
December 31, June 30,
2025 2025
Right of use assets obtained in exchange for lease obligations:
Weighted average
remaining lease term (years)
3.0
2.8
Weighted average
discount rate (percent)
8.5
9.8
The maturities of the Company’s
operating lease liabilities as of December 31, 2025, are presented below:
Maturities of operating lease liabilities
Year
ended June 30,
2026 (excluding six months to December 31, 2025) $
3,214
2027
5,011
2028
3,262
2029
1,899
2030
1,207
Thereafter
188
Total undiscounted
operating lease liabilities
14,781
Less imputed interest
1,961
Total operating lease liabilities,
included in
12,820
Operating lease liability - current
5,015
Operating lease liability - long-term $
7,805
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
the Company’s
audited consolidated
financial statements
included in
its Annual Report
on Form 10-K
for the year
ended
June 30, 2025.

18.
Operating segments (continued)
Operating segments (continued)
The Company’s
chief operating decision maker
(“CODM”) is the Company’s
Executive Chairman. The
Company currently has
three
reportable segments: Merchant, Consumer and Enterprise. The CODM analyzes the Company’s operating performance primarily
based on these three operational lines, namely,
(i) Merchant, which focuses on
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
The Company
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

18.
Operating segments (continued)
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
and six
months ended
December 31,
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
and certain other
segment information for
the three months
ended December 31, 2025 and 2024, respectively,
is as follows:
Three months ended December 31, 2025
Merchant Consumer Enterprise Total
Revenue from external customers $
131,142
$
33,118
$
14,474
$
178,734
Intersegment revenues
777
-
322
1,099
Segment revenue
(z)
131,919
33,118
14,796
179,833
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support (y)
101,613
10,533
10,792
122,938
Selling, general and
administration (1)(2)
11,422
4,782
1,312
17,516
Segment adjusted EBITDA $
18,884
$
17,803
$
2,692
$
39,379
(z) includes interest revenue of: $
2,104
$
5,323
$
-
$
7,427
(y) includes interest expense of: $
481
$
1,295
$
-
$
1,776
Operating segments
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
3,688
$
311
$
88
$
9,481
$
13,568
Expenditures for long-lived assets $
4,148
$
87
$
695
$
-
$
4,930
Three months ended December 31, 2024
Merchant Consumer Enterprise Total
Revenue from external customers $
144,615
$
22,929
$
8,672
$
176,216
Intersegment revenues
594
-
261
855
Segment revenue (z)
145,209
22,929
8,933
177,071
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support
(y)(A)
104,703
8,373
9,702
122,778
Selling, general and
administration (A)(1)(3)
30,417
10,214
(738)
39,893
Segment adjusted EBITDA
(A)
$
10,089
$
4,342
$
(31)
$
14,400
(z) includes interest revenue of: $
1,610
$
120
$
-
$
1,730
(y) includes interest expense of: $
374
$
757
$
-
$
1,131
Operating segments
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
3,027
$
235
$
94
$
4,867
$
8,223
Expenditures for long-lived assets $
5,899
$
575
$
272
$
-
$
6,746
(A) Cost of goods
sold, IT processing, servicing
and support and Selling,
general and administration for
Merchant and Total
for
the three
months ended
December 31,
2024 have
each increased
by $
0.17
million and
$
0.06
million, respectively,
as a result
of the
correction discussed
in Note 1.
Segment Adjusted
EBITDA for
Merchant and
Total
for the three
months ended
December 31,
2024
have each decreased by $
0.23
million as a result of the correction discussed in Note 1.
(1)
Selling,
general
and
administration
includes
human
capital-related
expenses
(including
base
salary
and
bonus),
IT-related
expenses
(including
software licenses,
hardware
maintenance,
hosting,
and communication
expenses), professional
fees (including
audit, legal,
consulting and
other fees),
lease and
utilities expenses,
the allowance
for credit
losses and
other operating
and support
expenses.
(2) Segment
Adjusted EBITDA
for the
three months ended
December 31,
2025, includes
retrenchment costs
for Merchant
of $
0.2
million (ZAR
3.7
million).
(3) Segment
Adjusted EBITDA
for the
three months
ended December
31, 2024,
includes retrenchments
costs for
Consumer of
$
0.01
million (ZAR
0.1
million).

18.
Operating segments (continued)
The table below
presents the reconciliation
of revenue from
external customers
to the reportable
segment’s
revenue, significant
expenditures, the Company’s reportable segment’s
measure of profit or loss, and certain other segment information for the six months ended December 31, 2025 and 2024, respectively,
is as follows:
Six months ended December 31, 2025
Merchant Consumer Enterprise Total
Revenue from external customers $
257,455
$
63,694
$
29,033
$
350,182
Intersegment revenues
1,414
-
616
2,030
Segment revenue (z)
258,869
63,694
29,649
352,212
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support (y)(A)
200,026
20,970
21,313
242,309
Selling, general and
administration
(A)(1)(2)
39,959
24,921
5,644
70,524
Segment adjusted EBITDA
(A)
$
18,884
$
17,803
$
2,692
$
39,379
(z) includes interest revenue of: $
4,391
$
10,237
$
-
$
14,628
(y) includes interest expense of: $
972
$
2,367
$
-
$
3,339
Operating segments
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
7,053
$
620
$
174
$
18,615
$
26,462
Expenditures for long-lived assets $
8,473
$
368
$
1,208
$
-
$
10,049
Six months ended December 31, 2024
Merchant Consumer Enterprise Total
Revenue from external customers $
267,678
$
44,001
$
18,105
$
329,784
Intersegment revenues
1,182
-
2,711
3,893
Segment revenue (z)
268,860
44,001
20,816
333,677
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support
(y)(A)
221,137
17,040
16,908
255,085
Selling, general and
administration (A)(1)(3)
30,304
18,223
3,577
52,104
Segment adjusted EBITDA (A) $
17,419
$
8,738
$
331
$
26,488
(z) includes interest revenue of: $
3,286
$
120
$
-
$
3,406
(y) includes interest expense of: $
766
$
1,588
$
-
$
2,354
Operating segments
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
5,254
$
437
$
194
$
8,614
$
14,499
Expenditures for long-lived assets $
9,785
$
706
$
393
$
-
$
10,884

18.
Operating segments (continued)
(A) Cost of goods sold, IT processing, servicing and support and
Selling, general and administration for Merchant and Total
for
the six
months
ended
December 31,
2024 have
each increased
by $
0.34
million
and
$
0.12
million,
respectively,
as a
result of
the
correction discussed in Note 1. Segment Adjusted EBITDA
for Merchant and Total for the six months ended December 31,
2024 have
each decreased by $
0.45
million as a result of the correction discussed in Note 1.
Cost of goods sold, IT
processing, servicing and support and
Selling, general and administration
for Merchant and Total
for the
six months ended
December 31, 2025
have each increased
by $
0.18
million and $
0.06
million, respectively, as a
result of the
correction,
as discussed in
Note 1, to
the amount included
in the captions
Cost of goods
sold, IT processing,
servicing and
support and Selling,
general and
administration for the
three months ended
September 30, 2025.
Segment Adjusted EBITDA
for Merchant
and Total
for
the six months
ended December 31,
2025 have each
decreased by $
0.25
million as a result
of the correction,
as discussed in Note
1,
to the amount included in the caption Segment Adjusted EBITDA for the three months ended September 30, 2025.
1)
Selling,
general
and
administration
includes
human
capital-related
expenses
(including
base
salary
and
bonus),
IT-related
expenses
(including
software
licenses,
hardware
maintenance,
hosting,
and
communication
expenses),
professional
fees
(including
audit, legal,
consulting and
other fees),
lease and
utilities expenses,
the allowance
for credit
losses and
other operating
and support
expenses.
(2) Segment Adjusted EBITDA
for the six months
ended December 31, 2025,
includes retrenchment costs for
Merchant of $
0.4
million (ZAR
7.4
million) and Consumer of $
0.1
million (ZAR
2.6
million).
(3) Segment Adjusted EBITDA for the six months ended December 31,
2024, includes retrenchments costs for Consumer of $
0.1
million (ZAR
1.2
million) and Enterprise of $
0.0
million (ZAR
0.2
million).
The reconciliation of the reportable segments’ measures of profit or loss to income (loss) before income tax expense for the three and six months ended December 31, 2025 and 2024, is as follows:
Three months ended Six months ended
December 31, December 31,
2025 2024 2025 2024
Reportable segments' measure of profit or loss (A) $
20,673
$
14,400
$
39,379
$
26,488
Operating loss: Group costs
(2,896)
(2,820)
(6,507)
(5,769)
Once-off costs
(247)
(488)
(514)
(2,293)
Interest adjustment
-
757
-
1,588
Unrealized Gain (Loss) FV for currency adjustments
133
(435)
197
(216)
Stock-based compensation charge adjustments
(1,945)
(2,644)
(3,806)
(5,021)
Depreciation and amortization
(13,568)
(8,223)
(26,462)
(14,499)
Loss on disposal of equity-accounted investments
-
(161)
(584)
(161)
Change in fair value of equity securities
2,971
(33,731)
2,971
(33,731)
Other income
3,883
-
3,883
-
Loss on disposal of equity securities
(730)
-
(730)
-
Interest income
508
721
1,047
1,307
Interest expense (A)
(4,591)
(6,266)
(9,604)
(11,382)
Income (Loss) before income tax expense (A) $
4,191
$
(38,890)
$
(730)
$
(43,689)
(A) Reportable
segments’ measure of
profit or loss
for the three
and six months
ended December 31,
2024, have decreased
by
$
0.23
million and $
0.45
million, respectively,
as a result of
the correction discussed
in Note 1.
Interest expense for
the three and
six
months
ended
December
31,
2024,
have
increased
by
$
0.09
million
and
$
0.18
million,
respectively,
as
a
result
of
the
correction
discussed in Note 1. Net
income (loss) before taxes for
the three and six months ended
December 31, 2024, have decreased
by $
0.63
million and $
0.63
million, respectively,
as a result of the correction discussed in Note 1.
Reportable segments’ measure of profit or loss and Net income (loss) before taxes for the six months ended December 31, 2025, have decreased by $
0.25
million and $
0.36
million, as a result of the correction, as discussed in Note 1, to the amount included in the
captions
Reportable segments’ measure of profit or loss and Net income (loss) before taxes for the three months ended September 30,
2025. Interest expense
for the six months
ended December 31,
2025, has increased
by $
0.12
million, as a result
of the correction,
as
discussed in Note 1, to the amount included in the caption Interest expense for the three months ended September 30, 2025.
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
For
the
three
and
six
months
ended
December
31,
2025,
the Company’s
effective
tax
rate
was impacted
by
the
tax
expense
recorded by
the Company’s
profitable South
African operations,
non-taxable income
(including the
fair value
adjustment on
equity
securities and
other income)
and non-deductible
and expenses
(including transaction-related
expenditures). The
Company’s
income
tax benefit
was impacted by
a higher deferred
tax benefit as
a result of
the reduction in
the useful lives
of certain of
the Company’s
brand and trademark intangible assets which has
resulted in an increase in
amortization expense during the three and
six months ended
December 31, 2025.
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
December 31,
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
RMB has
issued
guarantees
to
these
third
parties
amounting
to
ZAR
31.8
million
($
1.9
million,
translated
at
exchange
rates
applicable as of December 31, 2025) thereby utilizing part of the Company’s short-term facilities.
Nedbank has
issued guarantees
to these
third parties
amounting to
ZAR
2.1
million ($
0.1
million, translated
at exchange
rates
applicable as of December 31, 2025) thereby utilizing part of the Company’s short-term facilities. The Company pays commission of
between
0.47
% per annum to
1.84
% per annum of the face
value of these guarantees and does
not recover any of the commission
from
third parties.
The Company has not recognized any obligation related to these guarantees in its consolidated balance sheet as of December 31,
2025. The maximum
potential amount that
the Company could
pay under these
guarantees is ZAR
35.1
million ($
2.0
million, translated
at exchange
rates applicable
as of
December 31,
2025). The
Company has
ceded and
pledged certain
bank accounts
to Nedbank
as
security
for
the guarantees
issued by
them with
an aggregate
value
of ZAR
2.1
million ($
0.1
million, translated
at exchange
rates
applicable as of December 31, 2025).
Contingencies
The
Company
is
subject
to
a
variety
of
insignificant
claims
and
suits
that
arise
from
time
to
time
in
the
ordinary
course
of
business. Management
currently believes
that the
resolution of
these other
matters, individually
or in
the aggregate,
will not
have a
m
aterial adverse impact on the Company’s
financial position, results of operations or cash flows.

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
Recent Developments
This item generally discusses our results for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025.
Group
Lesaka launched its new brand in November 2025 and will take the remainder of the 2026 calendar year to roll out the refreshed brand throughout the
organization. This was
more than a
brand refresh, it
is a necessary step
in a set of
strategic initiatives designed
to create a “One Lesaka” identity for our customers and our employees. The brand is underpinned by a set of values that encapsulates what Lesaka stands for and the behaviors expected of all Lesaka employees.
The
lease
for
our
new
Johannesburg
head
office
was
finalized.
This
will
consolidate
the
three
different
offices
across
Johannesburg into
a single hub,
fostering faster integration,
simplification and
result in positive
long-term financial
impact. We
aim
to complete the move by the end of this fiscal year.
A similar exercise is underway for our Durban and Cape Town
regional hubs.
We have made
continued progress in simplifying the business:
●
Each
of
Lesaka’s
three
divisions
are
now
measured
on
clear
KPIs
that
have
a
direct
impact
on
financial
outcomes.
Merchant
and
Consumer
are
measured
on
number
of
customers
and
ARPU
(Average
Revenue
Per
User),
whilst
Enterprise
is
measured
on
throughput
volumes
and
take
rates.
We
disclose
these
KPIs
in
the
following
tables
per
division.
●
We disposed of
non-core assets such as Cell-C for ZAR 50 million.
●
Finalized the Cash Paymaster Services liquidation, releasing provisions of ZAR 65 million.
Regarding the Bank Zero
transaction, Lesaka has received Competition
Commission approval. Completion of
the transaction is
conditional upon obtaining regulatory approvals
from the Prudential Authority
and the Financial
Surveillance Department of the South
African Reserve Bank, as well as the satisfaction of other outstanding conditions precedent set forth in the agreement.

Merchant Division
In the second
quarter of fiscal
2026, we introduced
a refined reporting
framework for the
Merchant division to
better represent
the primary
drivers of
our revenue
and performance.
Developed through
a comprehensive
review of
our operational
analytics, this
framework aligns our Merchant metrics,
specifically active merchant count and
blended ARPU with our
Consumer division to provide
a
holistic
view
of our
ecosystem.
We
are
treating
this updated
approach
as a
baseline
for
future
comparisons
to
ensure consistent
reporting across our channels; as such, this transition may result in non-material inconsistencies with certain legacy metrics.
Our definition
of an active
merchant is any
merchant that has
made a voluntary
transaction (debit and/or
credit) within the
last
90
days.
Previously,
we
reported
on
a
points
of
presence
basis,
which
was
more
focused
on
our
device
estate.
This
updated
methodology of an active
merchant reflects the
revenue generating engagement of
our entire Merchant
base and more accurately
tracks
our current and future monetization strategy for the division. Average Revenue Per User excludes once-off and non-recurring revenue such as hardware and installation costs as well
as revenue from international subsidiaries, which are generally non-recurring in nature.
We manage our Merchant operations through two distinct
channels: Community, which focuses on local, high-growth businesses acquired
through direct,
face-to-face
sales and
rapid
conversion cycles;
and
Corporate,
which
serves large
-scale organizations
and
franchises requiring customized, multi-product solutions through a strategic, long-term sales process.
The
underlying
drivers
of
ARPU performance
are
based
on
cross-sell
product
penetration
and
the
individual
product
related
KPI’s are shown below.
Q2 2026 Q2 2025
Q2 2026 vs
Q2 2025
Merchant Division
Active Merchants 132,443 122,846 8%
Merchant ARPU (1)
(ZAR per month)
1,835 2,030 (10%)
Product Penetration Rate: 1+ Products 46% 47% (1%)
Product Penetration Rate: 2+ Products 8% 10% (16%)
Merchant Division: Merchant Acquiring
Active Merchants 73,521 67,830 8%
Total Payment Volume
("TPV") (ZAR billions)
12.1 11.3 7%
Merchant Division: Software
Active Merchants 10,133 9,689 5%
Merchant Division: Cash Management
Active Merchants 4,891 4,910 (0%)
Total Payment Volume
("TPV") (ZAR billions)
31.9 30.4 5%
Merchant Division: Lending
Lending Origination (ZAR millions)
205 153 35%
Net Lending Portfolio Outstanding (ZAR millions)
389 305 28%
Merchant Division: Alternative Digital Products
Active Merchants 102,346 94,516 8%
Total Payment Volume
("TPV") (ZAR billions)
14.0 11.0 27%
Total Payment Volume
("TPV") - Prepaid Solutions (ZAR billions)
5.0 4.9 3%
Total Payment Volume
("TPV") - Supplier Enabled Payments (ZAR billions)
9.0 6.1 46%
Notes:
(1) ARPU
is calculated on
a revenue per
active merchant basis
based on a
3-month rolling average
for the
quarter ended December
31, 2025.
Notable developments within Merchant Division:
Within
Merchant
Acquiring:
TPV attributable
to Community
segment
increased to
ZAR 4.2
billion
for the
second quarter
of
fiscal 2026 and 13% year-on-year growth.
Within
Cash:
Our
business
is
experiencing
differing
secular
trends
in
its
two
distinct
markets.
At
the
Corporate
level,
cash
continues
to
experience
a
downward
trend
of
growth
as
digital
payment
adoption
progressively
increases
in
this
sector.
At
the
Community level, cash
vault placements drove
a 77% year-on-year
increase in total
cash TPV this quarter,
now accounting for
19%
of all
processed cash
TPV processed.
This signals
rapid growth
among merchants
within this
segment aiming
to digitize
their cash
holdings.

Within ADP: Core to our device placement strategy is the decision to focus on quality business and optimizing our existing
fleet.
This
can
be
seen
through
the
TPV
growth
which
is
primarily
driven
by
our
Supplier
Enabled
Payment
product.
This
enables
Community
Merchants
to
digitize
their
required
payments
to
suppliers
at
competitive
pricing
and
introduces
them
to
the
Lesaka
Merchant ecosystem.
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
The
underlying
drivers
of
ARPU performance
are
based
on
cross-sell
product
penetration
and
the
individual
product
related
KPI’s are shown below.
Q2 2026 Q2 2025
Q2 2026 vs
Q2 2025
Consumer Division
Active Consumers (Millions) 2.0 1.6 21%
ARPU
(1)
(ZAR per month)
91 79 15%
Product Penetration Rate: 1+ Products
49% 46% 8%
Product Penetration Rate: 2+ Products
19% 16% 16%
Consumer Division: Transactional Accounts
Active Consumers (Millions) 2.0 1.6 21%
Net Activations (Thousands)
72 91 (21%)
Consumer Division: Lending
Number of Loans Originated (Thousands) 449 336 34%
Lending Origination (ZAR millions)
1,156 617 88%
Lending Portfolio Outstanding (ZAR millions)
(2)
1,459 709 106%
Consumer Division: Insurance
Number of Insurance Policies Written (Thousands) 70 50 41%
Active Insurance Policies (Thousands) 641 496 29%
Gross Written Premium (ZAR millions)
134 97 38%
Consumer Division: EasyPay Payouts
Approximate number of active cardholders (Thousands) 247 217 14%
Approximate load value for the period (ZAR millions) 226 179 27%
Notes:
(1) ARPU is calculated
on a revenue per
active consumer basis whereby
an active consumer
can be both a
permanent and non-
permanent grant. ARPU is a monthly figure based on a 3-month rolling average for the quarter ended December 31, 2025.
(2) Gross loan book, before provisions.
Notable developments within Consumer Division:
Within
Transactional
Accounts:
Largest
net
active
account
growth
in
the
quarter
as
compared
against
all
other
competitors,
validated from public
data. Growth in active
consumers driven primarily by
continued product and
technology innovation, including
but
not
withstanding
to
Bonngwe
(our
proprietary
CRM
engine)
and
CreditEase
(our
USSD
distribution
platform).
These
improvements
to
sales
consultant
and
consumer
experiences
have
driven
higher
cross-sell
penetration
for
both
existing
and
new
c
onsumer onboards.

Within Lending:
We
have not
amended our
credit scoring
or other
lending criteria,
and the growth
is reflective
of the demand
for
our
tailored
loan
product
for
this market,
growth
in
active consumer
base
and
improved
cross-selling
initiatives
driven
by
the
launch of our new onboarding
engine. Our credit loss ratios
have remained relatively flat
over the time period despite
the increase in
both lending
originations and
loan portfolio
and are
well below
our provisioning.
As we
continue
to scale
the lending
product,
we
carefully monitor both our provisioning levels and risk exposures. Currently we maintain our provision policy at 6.5%.
Enterprise Division
Our Enterprise
Division primarily
consists of
our ADP
offering
(which includes
prepaid solutions
and bill
payments) through
channels such as retailer distribution networks and digital
banking apps. Following the acquisition of Recharger on March 3,
2025, we
now report on the performance under the Utilities product.
The underlying drivers of performance are primarily based
on TPV processed. Individual product related KPI’s are shown below
Q2 2026 Q2 2025
Q2 2026 vs
Q2 2025
Enterprise Division: ADP
Total Payment Volume
("TPV") (ZAR billions)
11.9 10.1 18%
Enterprise Division: Utilities
Active Meters (Thousands) 357.3 335.7 6%
Total Payment Volume
("TPV") (ZAR millions)
465.0 402.8 15%
Notable developments within Enterprise Division:
Within
ADP: We
continue
to deepen
our integration
with South
Africa’s
leading financial
and retail
institutions, successfully
activating three key strategic partnerships
during the period. Our
footprint expanded by over 3,350
physical points of presence through
the
deployment
of
bill
payment
facilitation
at
850
Spar
locations
and
airtime
distribution
at
more
than
2,500
Shoprite
sites.
Furthermore,
we
onboarded
Investec
enabling
their
clients
to
now
purchase
airtime
directly
through
the
Investec
app,
with
all
transactions processed through our ADP platform.
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
●
Recoverability of Goodwill;
●
Intangible Assets Acquired Through Acquisitions;
●
Revenue recognition – principal versus agent considerations; and
●
Finance Loans Receivable and Allowance for Credit Losses.
Recent accounting pronouncements adopted
Refer to Note
1 to
our unaudited condensed
consolidated financial statements
for a full
description of accounting
pronouncements
adopted, including the dates of adoption and the effects on
our unaudited condensed consolidated financial statements.
Recent accounting pronouncements not yet adopted
as of December 31, 2025
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
December 31, December 31, June 30,
2025 2024 2025 2024
2025
ZAR : $ average exchange rate
17.1189 17.9054 17.3784 17.9327 18.1644
Highest ZAR : $ rate during period
17.5082 18.8296 18.1650 18.8296 19.6350
Lowest ZAR : $ rate during period
16.5828 17.3354 16.5828 17.1144 17.1144
Rate at end of period
16.5828 18.8296 16.5828 18.8296 17.7554
Translation exchange
rates for financial reporting purposes
We are required
to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this
data for
the three and
six months ended
December 31, 2025
and 2024, vary
slightly from the
averages shown
in the
table above. Except as
described below,
the translation rates we
use in presenting our
results of operations are
the rates shown in
the
following table:
Three months ended Six months ended
Year
ended
Table 2 December 31, December 31, June 30,
2025 2024 2025 2024
2025
Income and expense items: $1 = ZAR
16.9556 17.8495 17.3855 17.7967 17.9031
Balance sheet items: $1 = ZAR
16.5828 18.8296 16.5828 18.8296 17.7554
We
have translated
the results
of operations
and operating
segment information
for the
three and
six months
ended December
31, 2025
and 2024,
provided in
the tables
below using
the actual
average exchange
rates per
month (i.e.
for each
of October
2025,
November
2025,
and
December
2025
for
the
second
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
Operations—Use of Non-GAAP Measures” below.
In fiscal 2025 we closed
the acquisitions of Adumo and Recharger and
have integrated their businesses into
ours. Our fiscal 2025
financial results for the three and six months ended December 31, 2024, includes Adumo from October 1, 2024, and does not include
Recharger because we acquired Recharger on
March 3, 2025.
We
analyze our
business and
operations
in terms
of three
inter-related
but independent
operating segments:
(1) Merchant
(2)
Consumer and (3) Enterprise.
In addition, corporate activities
that are impracticable to
allocate directly to the
operating segments, as
well as any inter-segment eliminations, are included in Group costs. Inter-segment revenue eliminations are included in Eliminations.
Second quarter of fiscal 2026
compared to second quarter of fiscal 2025
The following factors had
a significant impact on
our results of operations
during the second quarter
of fiscal 2026
as compared
with the same period in the prior year:
● Lower revenue in ZAR:
Our revenues increased 1% in U.S. dollars but decreased by
3% in ZAR, primarily due to a
decrease
in prepaid airtime revenue which was
partially offset by the inclusion of Recharger, higher transaction, insurance and lending
revenues in Consumer;
●
Operating
income
increase:
Operating
income
increased
primarily
due
to
strong
performance
by
Consumer
and
the
contribution from
Recharger
in Enterprise,
which was
partially offset
by an
increase in
amortization of
acquisition-related
intangible assets related to change of useful lives of certain brand intangibles assets and a lower contribution from
Merchant;
● Lower net interest charge:
Net interest charge decreased to $4.08 million (ZAR 69.9 million) from $5.55 million (ZAR 99.4 million) primarily due to
a lower interest expense
following lower interest rates
and the exclusion of
interest expense incurred
under our borrowing arrangements related to our Consumer lending book in the second quarter of fiscal 2026 compared with
2025. On a comparable basis the
equivalent interest expense related to
the Consumer lending book for the
second quarter of
fiscal 2025 was included in interest expense ; and
●
Foreign exchange
movements:
The U.S.
dollar was
5% weaker
against the
ZAR during
the second
quarter of
fiscal 2026
compared to the prior period, which positively impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:
Table 3 In United States Dollars
Three months ended December 31,
2025 2024%
$ ’000 $ ’000 change
Revenue
178,734 176,216 1%
Cost of goods sold, IT processing, servicing and support
(A)
122,691 130,866 (6%)
Selling, general and administration
(A)(1)
40,278 36,358 11%
Depreciation and amortization
13,568 8,223 65%
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
47 222 (79%)
Operating income
2,150 547 293%
Change in fair value of equity securities
2,971 (33,731) nm
Other income
3,883 - nm
Loss on disposal of equity-accounted investment
- 161 nm
Loss on disposal of equity securities
730 - nm
Interest income
508 721 (30%)
Interest expense (A)
4,591 6,266 (27%)
Income (Loss) before income tax expense (benefit)
4,191 (38,890) nm
Income tax expense (benefit)
670 (6,412) nm
Net income (loss) before earnings from equity-accounted investments
3,521 (32,478) nm
Earnings from equity-accounted investments
110 50 120%
Net income (loss)
3,631 (32,428) nm
(Less) Add net income (loss) attributable to non-controlling interest
(14) 28 nm
Net income (loss) attributable to us
3,645 (32,456) nm
(A) In order to
correct the error discussed in
Note 1 to the unaudited
condensed consolidated statement of
operations, Cost of goods sold,
IT
processing, servicing and
support increased
by $0.17 million,
Selling, general
and administration
expense increased by
$0.06 million, Operating
income decreased by $0.23 million, Interest expense increased by $0.09 million, and the subtotal captions from Income (Loss) before income
tax expense (benefit) to Net income (loss) attributable to Lesaka decreased by $0.32 million for the three months ended December 31, 2024.
(1) Selling, general and administration includes allowance for credit losses.

Table 4 In South African Rand
Three months ended December 31,
2025 2024%
ZAR ’000 ZAR ’000 change
Revenue
3,058,191 3,155,758 (3%)
Cost of goods sold, IT processing, servicing and support
(A)
2,099,058 2,343,713 (10%)
Selling, general and administration
(A)(1)
689,116 650,864 6%
Depreciation and amortization
232,173 147,086 58%
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
805 3,957 (80%)
Operating income
37,039 10,138 265%
Change in fair value of equity securities
50,000 (614,710) nm
Other income
65,353 - nm
Loss on disposal of equity-accounted investment
- 2,886 nm
Loss on disposal of equity securities
12,286 - nm
Interest income
8,696 12,886 (33%)
Interest expense (A)
78,564 112,244 (30%)
Income (Loss) before income tax expense (benefit)
70,238 (706,816) nm
Income tax expense (benefit)
11,506 (116,954) nm
Net income (loss) before earnings from equity-accounted investments
58,732 (589,862) nm
Earnings from equity-accounted investments
1,851 891 108%
Net income (loss)
60,583 (588,971) nm
(Less) Add net income (loss) attributable to non-controlling interest
(242) 496 nm
Net income (loss) attributable to us
60,825 (589,467) nm
(A) In order to
correct the error discussed in
Note 1 to the unaudited
condensed consolidated statement of
operations, Cost of goods sold,
IT
processing, servicing and
support increased by
ZAR 3.0 million,
Selling, general and
administration expense increased
by ZAR 1.1
million,
Operating income decreased by ZAR
4.1 million, Interest expense
increased by ZAR 1.7
million, and the subtotal
captions from Income (Loss)
before income
tax expense
(benefit) to
Net income
(loss) attributable
to Lesaka
decreased by
ZAR 5.8
million for
the three
months ended
December 31, 2024.
(1) Selling, general and administration includes allowance for credit losses.
Revenue increased by $2.5 million, or 1.4% in
U.S. dollars, and decreased by ZAR 97.6 million, or 3.1%
in ZAR. The decrease
in
ZAR
was
primarily
due
to
the
decrease
in
the
volume
of
prepaid
airtime
sold,
which
was
partially
offset
by
the
inclusion
of
Recharger, the impact of an increase in certain issuing fee base prices year-over
-year, and transaction activity in our issuing business,
and an increase
in insurance premiums
collected and
lending revenues (including
interest) following
higher loan originations.
Refer
to discussion above at “—Recent Developments”
for a description of key trends impacting our revenue this quarter.
Cost of goods
sold, IT processing,
servicing and support
decreased by $8.2
million (ZAR 244.7
million) or 6.2%
(in ZAR 10.4%),
primarily due
to the
decrease in
the prepaid
airtime costs,
which was
partially offset
by an
increase in
lending related
expenditures
(including interest expense) and higher insurance-related
claims and third-party transaction fees.
Selling,
general
and
administration
expenses
increased
by
$3.9
million
(ZAR
38.3
million),
or
10.8%
(in
ZAR
5.9%).
The
increase was
primarily due
to the
inclusion of
Recharger;
higher employee
-related expenses
(including
the impact
of annual
salary
increases),
an increase
in the allowance
for credit
losses as a
result of higher
lending activities
by Consumer
and Merchant,
and the
year-over-year
impact of
inflationary increases
on certain
expenses, which
was partially
offset
by lower
stock-based compensation
charges.
Depreciation and amortization
expense increased by
$5.3 million (ZAR 85.1
million),
or 65.0% (57.8%). The
increase was due
to
the
change
to
a
shorter
useful
life
for
certain
of
our
brand
and
trademark
intangible
assets
(refer
to
Note
7),
the
inclusion
of
acquisition-related
intangible asset
amortization
related to
intangible assets
identified pursuant
to the
Recharger
acquisition and
an
increase in depreciation expense related to additional POS devices deployed
.
Transaction
costs related
to Adumo,
Recharger
and Bank
Zero acquisitions
during the
second quarter
of fiscal
2025 included
costs incurred
related to the
Recharger and
Bank Zero acquisitions.
We
did not
incur significant
transaction costs
during the second
quarter of fiscal 2026. Refer to Note 2 to our unaudited condensed consolidation financial statements for additional information.
Our operating income
margin for the
second quarter of
fiscal 2026
and 2025 was
1.2% and 0.3%,
respectively.
We
discuss the
components of operating income margin under “—Results of
operations by operating segment.”

We
recorded an
increase in
the fair
value of
Cell C of
$3.0 million
(ZAR 50
million) during
the second
quarter of
fiscal 2026
(refer to Note 5 for additional information). We
disposed of our entire investment in Cell C in December 2025 for $3.0 million
(ZAR
50 million)
in cash. There
were no changes
in the fair
value of Cell
C during
the second quarter
of fiscal 2025.
We
recorded a
non-
cash change in fair value
of equity securities of $33.7
million during the second
quarter of fiscal 2025 related
to a fair value
adjustment
loss related to MobiKwik.
In December 2025, we
determined that the liquidation
of CPS is at an advanced
stage and released an accrual
raised at the time
of deconsolidation of $3.9 million (ZAR 65.4 million) to Other income
.
Interest on surplus
cash was $0.5
million (ZAR 8.7
million) compared with
$0.7 million (ZAR 12.9
million) during the second
quarter of fiscal 2025, and decrease due to lower interest rates.
Interest expense decreased to $4.6 million (ZAR 78.6 million) from $6.3 million (ZAR 112.2 million). In ZAR, the decrease was
primarily due
to lower interest
rates and the
exclusion of interest
expense incurred
under our borrowing
arrangements related to
our
Consumer
lending
book
in
the
second
quarter
of
fiscal
2026
compared
with
2025.
On
a
comparable
basis
the
equivalent
interest
expense related to the Consumer lending book for the second quarter of fiscal 2025 was included in interest expense.
Second quarter of fiscal 2026
income tax expense was $0.7 million
(ZAR 11.5 million) compared to income tax benefit of
$(6.4)
million (ZAR (117.0)
million) in fiscal 2025.
Our effective tax
rate for fiscal 2026
was impacted by the
tax expense recorded by
our
profitable
South
African
operations,
non-taxable
income
(primarily
related
to
the
disposal
of
Cell
C
and
other
income)
and
non-
deductible expenses (including transaction-related expenditures).
The income tax expense was also impacted by a higher deferred tax benefit as a result of
the reduction in the useful
lives of certain of our
brand and trademark intangible
assets which has resulted
in an
increase in amortization expense during the three months ended December
31, 2025.
Our
effective
tax rate
for
fiscal
2025
was impacted
by deferred
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
Table 5 In United States Dollars
Three months ended December 31,
2025 2024
$ ’000 % of total $ ’000 % of total % change
Operating Segment
Consolidated revenue:
Merchant 131,919 74% 145,209 82% (9%)
Consumer 33,118 19% 22,929 13% 44%
Enterprise 14,796 8% 8,933 5% 66%
Subtotal: Operating segments
179,833 101% 177,071 100% 2%
Eliminations
(1,099) (1%) (855) - 29%
Total
consolidated revenue
178,734 100% 176,216 100% 1%
Group Adjusted EBITDA:
Merchant
(A)(1)
9,940 56% 10,089 87% (1%)
Consumer
(1)
9,310 52% 4,342 37% 114%
Enterprise
(1)
1,423 8% (31) - nm
Group costs (2,896) (16%) (2,820) (24%) 3%
Group Adjusted EBITDA (non-GAAP) (A)(2) 17,777 100% 11,580 100% 54%
(A) In order to correct the
error discussed in Note 1 to the
unaudited condensed consolidated statement
of operations, Merchant
Segment Adjusted EBITDA and Group
Adjusted EBITDA decreased by
$0.32 million for the
three months ended December 31,
2024.
(1) Segment Adjusted EBITDA for
the three months ended December 31,
2025, includes retrenchment costs of
$0.2 million for
Merchant for the second quarter of fiscal 2026. Segment Adjusted EBITDA for the three months ended December 31, 2024, includes
retrenchments costs for Consumer of $0.01 million.
(2) Group Adjusted EBITDA
is a non-GAAP measure, refer
to reconciliation below at
“—Results of Operations—Use of
Non-
G
AAP Measures”.

Table 6 In South African Rand
Three months ended December 31,
2025 2024
Operating Segment ZAR ’000 % of total ZAR ’000 % of total % change
Consolidated revenue:
Merchant 2,257,003 74% 2,600,561 82% (13%)
Consumer 566,735 19% 410,687 13% 38%
Enterprise 253,227 8% 159,846 5% 58%
Subtotal: Operating segments
3,076,965 101% 3,171,094 100% (3%)
Eliminations
(18,774) (1%) (15,336) - 22%
Total
consolidated revenue
3,058,191 100% 3,155,758 100% (3%)
Group Adjusted EBITDA:
Merchant (A)(1) 170,340 56% 180,999 87% (6%)
Consumer (1) 159,442 52% 77,488 37% 106%
Enterprise (1) 24,316 8% (537) - nm
Group costs (49,647) (16%) (50,265) (24%) (1%)
Group Adjusted EBITDA (non-GAAP)
(A)(2)
304,451 100% 207,685 100% 47%
(A) In order to correct the
error discussed in Note 1 to the
unaudited condensed consolidated statement
of operations, Merchant
Segment Adjusted
EBITDA and Group
Adjusted EBITDA decreased
by ZAR 5.8
million for the
three months ended
December 31,
2024.
(1) Segment Adjusted EBITDA for the three months ended December 31, 2025, includes retrenchment costs of ZAR 3.7 million for Merchant for the second quarter of fiscal 2026. Segment Adjusted EBITDA Merchant and Segment Adjusted EBITDA Consumer
include retrenchment costs of ZAR 0.1 million, respectively, for the second quarter of fiscal 2025.
(2) Group Adjusted EBITDA
is a non-GAAP measure, refer
to reconciliation below at
“—Results of Operations—Use of
Non-
GAAP Measures”.
Merchant
Segment
revenue
decreased
primarily
due
to
reduced
ADP
revenue,
driven
by
lower
prepaid
airtime
volumes
and
margin
compression from
lower per-transaction
fees, despite
overall growth
in processed
volumes. While
overall ADP
volumes increased,
prepaid airtime revenue contributes a
significant portion of our overall ADP
revenue, and therefore a drop
in the volume of
the prepaid
airtime revenue
impacts our reported
revenue generated.
We
record a
significant proportion
of our airtime
sales in revenue
and cost
of
sales,
while
only
earning
a
relatively
small
margin.
The
decrease
in
Segment
Adjusted
EBITDA
primarily
related
to
a
higher
allowance for
credit losses
following an
increase in
default experience
on our
Merchant lending
book and
an increase
in inventory
written off, which was partially offset by lower
IT processing, servicing and support and employment-related expenditures.
Our Segment Adjusted EBITDA margin (calculated as Segment Adjusted EBITDA divided by revenue) for the second quarter
of fiscal 2026
and 2025 was 7.5% and 6.9%, respectively.
Consumer
Segment revenue
increased primarily
due to
higher transaction
fees generated
from the
higher EPE
account holders
base, the
impact
of
an
increase
in
certain
issuing
fee
base
prices
year-over-year,
and
transaction
activity
in
our
issuing
business,
insurance
premiums collected,
lending revenues following an increase
in loan originations.
This increase in revenue
has translated into improved
profitability,
which was
partially offset
by a higher
allowance for
credit losses following
an increase
in loan originations
during the
quarter,
higher insurance-related claims, interest expense (of approximately ZAR 22.1 million; Q2 2025: ZAR 13.1 million ) incurred to fund our lending book and the year-over-year impact of inflationary increases on certain expenses.
Our Segment Adjusted EBITDA margin for the
second quarter of fiscal 2026
and 2025 was 28.1%
and 18.9%, respectively.
Enterprise
Segment revenue and Segment Adjusted EBITDA increased primarily due to the inclusion of Recharger.
Our Segment Adjusted (loss) EBITDA margin for
the second quarter of fiscal 2026
and 2025 was 9.6% and
(0.3)%, respectively.
Group costs
Our group
costs primarily
include employee
related costs
in relation
to employees
specifically hired
for group
roles and
costs
related
directly
to
managing
the
US-listed
entity;
expenditures
related
to
compliance
with
the
Sarbanes-Oxley
Act
of
2002;
non-
employee directors’ fees; legal fees; group and US-listed related audit fees; and directors’ and officers’ insurance premiums.
Our group costs for the second quarter of fiscal 2026
were moderately lower compared with the prior period due to
lower travel
expenses and legal fees, which was partially offset by higher consulting fees.

First half of fiscal 2026 compared to first half of fiscal 2025
The following factors had
a significant impact on
our results of operations
during the first half
of fiscal 2026 as
compared with
the same period in the prior year:
●
Higher
revenue:
Our
revenues
increased
by
6.2%
in
U.S.
dollars
and
increased
by
2.9%
in
ZAR,
primarily
due
to
the
inclusion of
Adumo and Recharger,
an increase in
value-added services
activity in Merchant,
as well as
higher transaction,
insurance and lending revenues in Consumer,
which was partially offset by lower prepaid airtime revenue;
●
Operating
income
increase:
Operating
income
increased
primarily
due
to
a
strong
performance
by
Consumer,
the
contribution
from
Adumo
for
the
entire
period
in
fiscal
2026
compared
with
three
months
in
fiscal
2025
and
from
the
contribution from Recharger, which was partially offset by an increase in amortization of acquisition-related intangible
assets
related to change of useful lives of certain brand intangibles assets.
●
Non-cash fair value adjustment related
to equity securities in fiscal 2025:
We recorded
a non-cash fair value loss of $33.7
million during the first half of fiscal 2025
related to MobiKwik;
●
Lower net interest
charge:
Net interest charge decreased
to $8.6 million
(ZAR 148.8 million) from
$10.1 million (ZAR
180.7
million) primarily due to
a lower interest expense
following lower interest rates
and the exclusion of
interest expense incurred
under our borrowing arrangements related to our Consumer lending book in the first half of fiscal 2026 compared with 2025.
On a comparable
basis the equivalent
interest expense related
to the Consumer lending
book for the first
half of fiscal 2025
was included in interest expense; and
● Foreign exchange movements:
The U.S. dollar was
2% weaker against the
ZAR during the first
half of fiscal 2026
compared
to the prior period, which positively impacted our U.S. dollar reported results.
Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:
Table 7 In United States Dollars
Six months ended December 31,
2025 2024%
$ ’000 $ ’000 change
Revenue
350,182 329,784 6%
Cost of goods sold, IT processing, servicing and support (A)
241,314 249,941 (3%)
Selling, general and administration (A)(1)
79,978 63,114 27%
Depreciation and amortization
26,462 14,499 83%
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
141 1,952 (93%)
Operating income
2,287 278 723%
Change in fair value of equity securities
2,971 (33,731) nm
Other income
3,883 - nm
Loss on impairment or disposal of equity-accounted investment
584 161 263%
Loss on disposal of equity securities
730 - nm
Interest income
1,047 1,307 (20%)
Interest expense
(A)
9,604 11,382 (16%)
Loss before income tax expense (benefit)
(730) (43,689) (98%)
Income tax expense (benefit)
524 (6,334) nm
Net loss before earnings from equity-accounted investments
(1,254) (37,355) (97%)
Earnings from equity-accounted investments
110 77 43%
Net loss
(1,144) (37,278) (97%)
(Less) Add net income (loss) attributable to non-controlling interest
(131) 28 nm
Net loss attributable to us
(1,013) (37,306) (97%)
(A) In order
to correct the error
discussed in Note 1
to the unaudited condensed
consolidated statement of operations,
Cost of goods sold,
IT
processing, servicing
and support
increased by
$0.34 million,
Selling, general
and administration
expense increased
by $0.12
million, Operating
income decreased by
$0.45 million,
Interest expense increased
by $0.18
million, and
the subtotal
captions from
Income (Loss)
before income tax
expense (benefit) to Net income (loss) attributable to Lesaka decreased by $0.63 million for the six months ended December 31, 2024.
Cost of goods sold, IT processing, servicing and support increased by $0.18 million, Selling, general and administration expense increased by
$0.06 million,
Operating income
decreased by
$0.25 million,
Interest expense
increased by
$0.12 million,
and the
subtotal captions
from Income
(Loss) before income tax
expense (benefit) to
Net income (loss)
attributable to Lesaka
decreased by $0.36 million
for the six
months ended December
31, 2025,
to correct
the error
discussed in
Note 1
to the
unaudited condensed
consolidated statement
of operations
as a
result of
the correction
to
amounts reported for the three months ended September 30, 2025.
(1) Selling, general and administration includes allowance for credit losses.

Table 8 In South African Rand
Six months ended December 31,
2025 2024%
ZAR ’000 ZAR ’000 change
Revenue
6,081,737 5,912,635 3%
Cost of goods sold, IT processing, servicing and support (A)
4,191,300 4,481,512 (6%)
Selling, general and administration (A)(1)
1,388,919 1,131,087 23%
Depreciation and amortization
459,539 259,746 77%
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
2,567 34,448 (93%)
Operating income
39,412 5,842 575%
Change in fair value of equity securities
50,000 (614,710) nm
Other income
65,353 - nm
Loss on impairment or disposal of equity-accounted investment
10,342 2,886 258%
Loss on disposal of equity securities
12,286 - nm
Interest income
18,192 23,403 (22%)
Interest expense
(A)
166,986 204,081 (18%)
Loss before income tax expense (benefit)
(16,657) (792,432) (98%)
Income tax expense (benefit)
8,934 (115,552) nm
Net loss before earnings from equity-accounted investments
(25,591) (676,880) (96%)
Earnings from equity-accounted investments
1,851 1,366 36%
Net loss
(23,740) (675,514) (96%)
(Less) Add net income (loss) attributable to non-controlling interest
(2,300) 496 nm
Net loss attributable to us
(21,440) (676,010) (97%)
(A) In order
to correct the error
discussed in Note 1
to the unaudited condensed
consolidated statement of operations,
Cost of goods sold,
IT
processing, servicing and
support increased
by ZAR 6.0
million, Selling, general
and administration expense
increased by ZAR
2.1 million, Operating
income decreased by ZAR 8.1 million, Interest expense increased by ZAR 3.2 million, and the subtotal captions from Income (Loss) before income
tax expense (benefit) to Net income (loss) attributable to Lesaka decreased by ZAR 11.3 million for the three months ended December 31, 2024.
(A)
Cost
of
goods
sold,
IT
processing,
servicing
and
support
increased
by
ZAR
3.2
million,
Selling,
general
and
administration
expense
increased by
ZAR 1.1
million, Operating
income decreased
by ZAR
4.4 million,
Interest expense increased
by ZAR
2.0 million,
and the
subtotal
captions from Income (Loss) before
income tax expense (benefit) to
Net income (loss) attributable to Lesaka
decreased by ZAR 6.4 million
for the
six months ended December 31, 2025, to correct the error
discussed in Note 1 to the unaudited condensed consolidated
statement of operations as a
result of the correction to amounts reported for the three months ended September 30, 2025.
(1) Selling, general and administration includes allowance for credit losses.
Revenue increased by $20.4 million (ZAR 169.1 million), or 6.2% (in ZAR, 2.9%), primarily due to the inclusion of Adumo, an increase in the volume of value-added services provided (primarily Pinless Airtime), an increase in certain issuing fee base prices and transaction activity
in our issuing
business, and
an increase in
insurance premiums
collected and
lending revenues
following higher
loan originations, which was partially offset by fewer Pinned
Airtime sales.
Cost of goods
sold, IT processing,
servicing and
support decreased
by $8.6 million
(or 3.5%) and,
in ZAR, decreased
by ZAR
290.2 million (or 6.5%), primarily due to the decrease in Pinned Airtime sales, which was partially offset by the inclusion of Adumo, higher commissions paid related to ADP revenue generated, and higher insurance-related claims and third-party transaction fees.
Selling, general
and administration
expenses increased
by $16.9
million (ZAR
257.8 million),
or 26.7%
(in ZAR 22.8%).
The
increase was primarily due to the inclusion of Adumo; higher employee-related expenses (including annual bonuses and annual salary
increases);, consulting fees,
audit fees,
and travel expenses;
and the year-over-year impact
of inflationary increases
on certain expenses,
which was partially offset by lower stock-based compensation charges.
Depreciation and
amortization expense
increased by
$12.0 million
(ZAR 199.8
million), or
82.5% (76.9%).
The increase
was
due to
the change
to a
shorter useful
life for
certain of
our brand
and trademark
intangible assets
(refer to
Note 7),
the inclusion
of
acquisition-related
intangible
asset
amortization
related
to
intangible
assets
identified
pursuant
to
the
Adumo
and
Recharger
acquisitions and an increase in depreciation expense related to additional POS devices deployed.

Transaction
costs
related
to
Adumo,
Recharger
and
Bank
Zero
acquisitions
includes
fees
paid
to
external
service
providers
associated with legal and advisory services procured to close the Adumo transaction on October 1, 2024, the Recharger transaction in
March 2025, and
ongoing transaction fees
related to our
proposed acquisition of
Bank Zero.
Refer to
Note 2
to our
unaudited condensed
consolidation financial statements for additional information.
Our
operating
income
margin
for
the
first
half
of
fiscal
2026
and
2025
was
0.7%
and
0.1%,
respectively.
We
discuss
the
components of operating loss margin under “—Results of operations by operating segment.”
We recorded
an increase in the fair value of Cell C of $3.0 million (ZAR 50 million) during the first half of fiscal 2026 (refer
to
Note 5 for additional information). There were no changes in the fair value of Cell C during the first half of fiscal 2025. We recorded
a non-cash change in
fair value of equity
securities of $33.7 million
during the first half
of fiscal 2025 related
to a fair value
adjustment
loss related to MobiKwik.
In December 2025, we
determined that the liquidation
of CPS is at an advanced
stage and released an accrual
raised at the time
of deconsolidation of $3.9 million (ZAR 65.4 million) to Other income.
Interest on surplus cash
decreased to $1.0 million
(ZAR 18.2 million) from
$1.3 million (ZAR 23.4
million), due to lower
interest
rates, which was partially offset by the inclusion of Adumo.
Interest
expense
decreased
to
$9.6
million
(ZAR
167.0
million)
from
$11.4
million
(ZAR
204.1
million).
The
decrease
was
primarily due
to lower interest
rates and the
exclusion of interest
expense incurred
under our borrowing
arrangements related to
our
Consumer lending
book in
the first
half of
fiscal 2026
compared with
2025. On
a comparable
basis the
equivalent interest
expense
related to the Consumer lending book for the first half of fiscal 2025 was included in interest expense.
Fiscal 2026
income tax expense was $0.5
million (ZAR 8.9 million) compared
to an income tax benefit
of $(6.3) million (ZAR
(115.6) million) in fiscal 2024. Our effective tax rate for
fiscal 2026 was impacted by the tax
expense recorded by our profitable South
African operations,
non-taxable income
(primarily related
to the
disposal of
Cell C and
other income)
and non-deductible
expenses
(including transaction-related expenditures). The income tax expense was also impacted by a higher deferred tax benefit as a result of the reduction in
the useful lives
of certain of
our brand and
trademark intangible assets
which has resulted
in an increase
in amortization
expense during the fiscal 2026.
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
Table 9 In United States Dollars
Six months ended December 31,
2025 2024
Operating Segment $ ’000 % of total $ ’000 % of total % change
Consolidated revenue:
Merchant 258,869 74% 268,860 82% (4%)
Consumer 63,694 18% 44,001 13% 45%
Enterprise 29,649 8% 20,816 6% 42%
Subtotal: Operating segments
352,212 100% 333,677 101% 6%
Eliminations
(2,030) - (3,893) (1%) (48%)
Total
consolidated revenue
350,182 100% 329,784 100% 6%
Group Adjusted EBITDA:
Merchant
(A)(1)
18,884 57% 17,419 84% 8%
Consumer
(1)
17,803 54% 8,738 42% 104%
Enterprise
(1)
2,692 8% 331 2% 713%
Group costs (6,507) (19%) (5,769) (28%) 13%
Group Adjusted EBITDA (non-
GAAP) (A)(2) 32,872 100% 20,719 100% 59%
(A) In order to correct the
error discussed in Note 1 to the
unaudited condensed consolidated statement
of operations, Merchant
Segment Adjusted EBITDA and
Group Adjusted EBITDA decreased by
$0.63 million for the six months
ended December 31, 2024.
Merchant Segment Adjusted EBITDA
and Group Adjusted EBITDA
decreased by $0.36 million
for the three months
ended December
31, 2025,
to correct
the error discussed
in Note 1
to the unaudited
condensed consolidated
statement of operations
as a result
of the
correction to amounts reported for the three months ended September
30, 2025.
(1) Segment Adjusted EBITDA for the six months ended December 31,
2025, includes retrenchment costs for Merchant of $0.4
million, and Consumer
of $0.1 million. Segment
Adjusted EBITDA for
the first half of
fiscal 2025, includes retrenchments
costs for
Consumer of $0.1 million and for Enterprise of $0.01 million.
(2) Group Adjusted EBITDA
is a non-GAAP measure, refer
to reconciliation below at
“—Results of Operations—Use of
Non-
GAAP Measures”.
Table 10 In South African Rand
Six months ended December 31,
2025 2024
Operating Segment ZAR ’000 % of total ZAR ’000 % of total % change
Consolidated revenue:
Merchant 4,496,038 74% 4,820,583 82% (7%)
Consumer 1,105,741 18% 788,750 13% 40%
Enterprise 515,131 8% 373,843 6% 38%
Subtotal: Operating segments
6,116,910 100% 5,983,176 101% 2%
Eliminations
(35,173) - (70,541) (1%) (50%)
Total
consolidated revenue
6,081,737 100% 5,912,635 100% 3%
Group Adjusted EBITDA:
Merchant
(A)(1)
328,053 57% 312,498 84% 5%
Consumer
(1)
309,152 54% 156,169 42% 98%
Enterprise
(1)
46,723 8% 6,031 2% 675%
Group costs (113,266) (19%) (102,919) (28%) 10%
Group Adjusted EBITDA (non-
GAAP) (A)(2) 570,662 100% 371,779 100% 53%
(A) In order to correct the
error discussed in Note 1 to the unaudited
condensed consolidated statement of operations,
Merchant
Segment Adjusted
EBITDA and
Group Adjusted
EBITDA decreased
by ZAR
11.3 million
for the
six months
ended December
31,
2024.
(A)
Merchant Segment
Adjusted
EBITDA
and
Group
Adjusted
EBITDA
decreased
by ZAR
6.4
million
for
the six
months
ended December 31, 2024, to correct the error discussed in Note 1 to the unaudited condensed consolidated statement of operations as
a
result of the correction to amounts reported for the three months ended September
30, 2025.

(1) Segment Adjusted EBITDA for the six months ended December 31, 2025, includes retrenchment costs for Merchant of ZAR
7.4 million,
and Consumer
of ZAR 2.6
million. Segment
Adjusted EBITDA
for the first
half of fiscal
2025, includes
retrenchments
costs for Consumer of ZAR 0.1 million and for Enterprise of ZAR 0.01 million.
(2) Group Adjusted EBITDA
is a non-GAAP measure, refer
to reconciliation below at
“—Results of Operations—Use of
Non-
GAAP Measures”.
Merchant
Segment revenue primarily
decreased due to
fewer prepaid airtime sales
which was partially
offset by the
inclusion of Adumo,
and a higher
volume of ADP
provided (primarily
Pinless Airtime). In
ZAR, the increase
in Segment Adjusted
EBITDA is primarily
due to
the inclusion
of Adumo
for the
entire period
compared with
the prior
period, which
was partially
offset by
higher operating
expenses incurred.
Our Segment Adjusted EBITDA margin (calculated as
Segment Adjusted EBITDA divided by revenue) for
the first half of
fiscal
2026 and 2024 was 7.3% and 6.5%, respectively.
Consumer
Segment
revenue
increased
primarily
due
to higher
transaction
fees generated
from the
higher
EPE
account holders
base,
an
increase in certain issuing
fee base prices and transaction
activity in our issuing business,
insurance premiums collected, and
lending
revenues following
an increase
in loan
originations.
This increase
in revenue
has translated
into improved
profitability,
which was
partially offset by a higher allowance for credit losses following an increase in loan originations in December 2025, higher insurance-
related claims, interest
expense (of approximately
ZAR 41.0 million;
F2025: ZAR 28.5
million ) incurred
to fund our
lending book,
and the year-over-year impact of
inflationary increases on certain expenses.
Our Segment Adjusted EBITDA margin for the
first half of fiscal 2026 and 2024 was 28.0% and 19.9%, respectively.
Enterprise
Segment revenue
increased primarily
due to
the inclusion
of Recharger.
In ZAR,
the significant
increase in
Segment Adjusted
EBITDA is primarily due to the inclusion of Recharger
.
Our Segment Adjusted EBITDA margin for the
first half of fiscal 2026 and 2024 was 9.1% and 1.6%, respectively.
Group costs
Our group costs for fiscal 2026
increased compared with the prior period due to higher consulting fees.
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
intercompany
interest
expense
in
our
Consumer
Segment
Adjusted
EBITDA
for
three
and
six
months
ended
December
31,
2024.
Once-off
items
represents
non-recurring
income
and
expense
items,
including
costs
related
to
acquisitions
and
transactions
consummated or ultimately not pursued.

The
table
below
presents
the reconciliation
between
U.S. GAAP
net
income
(loss)
attributable
to
Lesaka to
Group Adjusted
EBITDA:
Table 11
Three months ended
December 31,
Six months ended
December 31,
2025 2024 2025 2024
$ ’000 $ ’000 $ ’000 $ ’000
Income (Loss) attributable to Lesaka - GAAP 3,645 (32,456) (1,013) (37,306)
(Less) Add net income (loss) attributable to non-controlling interest
14 (28) 131 (28)
Net income (loss) 3,631 (32,428) (1,144) (37,278)
Earnings from equity accounted investments (110) (50) (110) (77)
Net income (loss) before earnings from equity-accounted investments 3,521 (32,478) (1,254) (37,355)
Income tax expense (benefit) 670 (6,412) 524 (6,334)
Income (Loss) before income tax expense 4,191 (38,890) (730) (43,689)
Interest expense (A) 4,591 6,266 9,604 11,382
Interest income (508) (721) (1,047) (1,307)
Loss on disposal of equity securities 730 - 730 -
Other income (3,883) - (3,883) -
Net loss on impairment/ disposal of equity-accounted investment - 161 584 161
Change in fair value of equity securities (2,971) 33,731 (2,971) 33,731
Operating income 2,150 547 2,287 278
PPA amortization
(amortization of acquired intangible assets)
9,481 4,867 18,615 8,614
Depreciation and amortization 4,087 3,356 7,847 5,885
Stock-based compensation charges 1,945 2,644 3,806 5,021
Interest adjustment - (757) - (1,588)
Once-off items
(1)
247 488 514 2,293
Unrealized gain (loss) FV for currency adjustments (133) 435 (197) 216
Group Adjusted EBITDA - Non-GAAP (A) 17,777 11,580 32,872 20,719
(A) Income (Loss) attributable to
Lesaka – GAAP and all subtotal
captions to Income (Loss) before
income tax expense for the
three and six
months ended December
31, 2024 have
been decreased by
$0.32 million and
$0.63 million, respectively,
as a result
of
the correction
discussed in
Note 1.
Interest expense
for the
three and
six months
ended December
31, 2024
has been
increased
by
$0.09 million and $0.18 million, respectively, as a result of the correction discussed in Note 1. Operating income and Group Adjusted
EBITDA - Non-GAAP
for the three
and six months
ended December 31,
2024 have been
decreased by $0.23
million and $0.45
million,
respectively, as a result of
the correction discussed in Note 1.
Income (Loss) attributable
to Lesaka – GAAP
and all subtotal captions
to Income (Loss) before
income tax expense for
the six
months ended December
31, 2025 have been
decreased by $0.36
million and, as
a result of the
correction, as discussed in
Note 1, to
the amount included
in the caption
Interest expense for the
three months ended
September 30, 2025.
Interest expense for
the six months
ended December
31, 2025
has been
increased by
$0.12 million
as a
result of
the correction,
as discussed
in Note
1, to
the amount
included
in
the
caption
Interest
expense
for
the
three
months
ended
September
30,
2025.
Operating
income
and
Group
Adjusted
EBITDA - Non-GAAP
for the six
months ended December
31, 2025 have
been decreased by
$0.25 million, as
a result
of the correction,
as discussed in Note 1, to the amount included in the caption Interest expense for the three months ended September 30, 2025.
(1) The table below presents the components of once-off
items for the periods presented:
Table 12
Three months ended
December 31,
Six months ended
December 31,
2025 2024 2025 2024
$ ’000 $ ’000 $ ’000 $ ’000
Transaction costs 200 462 373 537
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
47 222 141 1,952
Indirect taxes provision release - (196) - (196)
Total once-off
items
247 488 514 2,293
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

Liquidity and Capital Resources
As of December 31, 2025, our cash and cash
equivalents were $69.5 million and comprised of U.S. dollar-denominated balances of $2.1 million, ZAR-denominated balances of
ZAR 1.1 billion ($65.6 million),
and other currency deposits, primarily Botswana
pula,
of $1.8
million, all
amounts translated
at exchange
rates applicable
as of
December 31,
2025. The
decrease in
our unrestricted
cash
balances from June 30, 2025, was primarily due to application of the proceeds received from the disposal of MobiKwik to reduce
our
general banking facilities utilized, the utilization
of cash reserves to
fund certain scheduled repayments of
our borrowings, the increase
in our Consumer lending book, which was partially offset by the positive contribution from our operating segments, utilization of our
general banking facilities to partially fund the growth in our Consumer lending book and the proceeds received on disposal of Cell C.
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
($10.6 million)
in March 2026
related to
the cash
portion of
the deferred
consideration due to the seller of Recharger.
We are required to make
a scheduled debt repayment of ZAR 150 million ($9.0
million)
in February 2026.
We
expect to pay
ZAR 100 million
($6.0 million)
payment on
closing of the
Bank Zero
transaction. All amounts
translated at exchange rates as of December 31, 2025.
Available short-term
borrowings
Summarized below are our short-term facilities available and utilized as of
December 31, 2025:
Table 13
RMB GBF RMB Other Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total
short-term facilities available, comprising:
Total overdraft 42,267 700,901 - - - -
Indirect and derivative facilities (1) - - 6,073 100,718 9,441 156,554
Total
short-term facilities available
42,267 700,901 6,073 100,718 9,441 156,554
Utilized short-term facilities:
Overdraft
21,333 353,761 - - - -
Indirect and derivative facilities (1) - - 1,917 31,782 127 2,103
Total
short-term facilities utilized
21,333 353,761 1,917 31,782 127 2,103
Interest rate, based on South African prime rate 9.75% N/A N/A
(1)
Other
facilities
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
Long-term borrowings
We
have
aggregate
long-term
borrowings
outstanding
of
ZAR
3.6
billion
($217.1
million
translated
at
exchange
rates
as
of
December 31, 2025) as described in Note 12. These borrowings include outstanding long-term borrowings obtained by Lesaka SA of
ZAR 3.1 billion, which were
used to refinance our
previous long-term borrowings. We have utilized all of
these long-term borrowings.
As of
December 31,
2025, we
also have
a revolving
credit facility,
of ZAR
400.0 million
which is
utilized to
fund a
portion of
our
merchant
finance
loans
receivable
book
and
an
asset
backed
facility
of
ZAR
227.0
million
which
is
utilized
to
partially
fund
the
acquisition of POS devices and vaults.

Restricted cash
We have
also entered into cession and pledge
agreements with Nedbank related to
our Nedbank indirect credit facilities
and we
have ceded and pledged
certain bank accounts to
Nedbank. The funds included
in these bank accounts
are restricted as they
may not
be withdrawn without the express
permission of Nedbank. Our cash,
cash equivalents and restricted
cash presented in our consolidated
statement of cash flows as of December 31, 2025, includes restricted cash of
$0.1 million that has been ceded and pledged.
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
Cash flows from operating activities
Second quarter
Net cash utilized
in operating activities
during the second quarter
of fiscal 2026
was $10.9 million
(ZAR 185.1 million) compared
to net
cash utilized
of $9.2
million (ZAR
163.6 million)
during the
second quarter
of fiscal
2025. Excluding
the impact
of income
taxes, our cash utilized in operating activities during the second quarter of fiscal 2026 was adversely impacted by cash utilized for the
significant net growth in our Consumer finance
loans receivable book, which was partially
offset by the positive contribution from our
operating segments.
During the
second quarter
of fiscal
2026, we
paid second
provisional South
African tax
payments of
$4.2 million
(ZAR 71.2
million).
We also
paid taxes related to prior
tax years in South Africa
of $0.2 million (ZAR 2.7
million). We
paid taxes totaling $0.1
million in other tax
jurisdictions, primarily in Botswana
during the second
quarter of fiscal 2026.
During the second quarter
of fiscal
2025, we
paid first
provisional South
African tax
payments of
$3.1 million
(ZAR 56.3
million) related
to our
fiscal 2025
tax year.
During the second quarter of fiscal 2025, we paid taxes totaling $0.1 million in other tax jurisdictions, primarily in Botswana.
Taxes paid (refunded)
during the second quarter of fiscal 2026
and 2025 were as follows:
Table 14 Three months ended December 31,
2025 2024 2025 2024
$ $ ZAR ZAR
’000 ’000 ’000 ’000
First provisional payments
4,232 3,088 71,219 56,264
Taxation paid related
to prior years
154 93 2,663 1,660
Tax refund received (32) - (560) -
Total South African
taxes paid
4,354 3,181 73,322 57,924
Foreign taxes paid 74 72 1,264 1,332
Total
tax paid
4,428 3,253 74,586 59,256
First half
Net cash
used in
operating activities
during the
first half
of fiscal
2026
was $2.0
million (ZAR
34.6 million)
compared to
net
cash used in
operating activities
of $13.3
million (ZAR 236.7
million) during
the fiscal half
of fiscal 2024.
Excluding the impact
of
income taxes, our cash used
in operating activities during the
first half of fiscal 2026 was
adversely impacted by cash utilized
for the
significant net growth in our Consumer finance
loans receivable book, which was partially
offset by the positive contribution from our
operating segments.
During the
first half
of fiscal
2026, we
paid first
provisional South
African tax
payments of
$4.3 million
(ZAR 72.0
million)
related to our 2026 tax year. We also paid second provisional South African tax payments of $0.3 million (ZAR 4.9 million) primarily related to certain of our recently acquired subsidiaries
that have not yet aligned their tax
year to our June 30 tax
year end. We also paid
taxes related
to prior
tax years
in South
Africa of
$0.5 million
(ZAR 8.4
million). We
paid taxes
totaling $0.1
million in
other tax
jurisdictions, primarily in Namibia and Botswana during the first half of fiscal 2026. During the first half of fiscal 2025, we paid first
provisional South African
tax payments of $3.1
million (ZAR 56.3 million)
related to our 2025
tax year.
We
also paid taxes totaling
$0.1 million in other tax jurisdictions, primarily in Botswana during the first half of fiscal 2025.

Taxes paid (refunded)
during the first half of fiscal 2026
and 2025 were as follows:
Table 15 Six months ended December 31,
2025 2024
2025 2024
$ $
ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments
4,278 3,088 72,040 56,264
Second provisional payments
284 - 4,936 -
Taxation paid related
to prior years
484 93 8,426 1,660
Tax refund received (52) (113) (909) (2,053)
Total South African
taxes paid
4,994 3,068 84,493 55,871
Foreign taxes paid 144 140 2,507 2,545
Total
tax paid
5,138 3,208 87,000 58,416
Cash flows from investing activities
Second quarter
Cash used in
investing activities
for the
second quarter
of fiscal 2026
included
capital expenditures
of $3.9
million (ZAR 66.5
million), primarily due to
the acquisition of
vaults and POS
devices. We also incurred expenditures of
$1.0 million (ZAR
17.1 million),
primarily related
to the capitalization
of development
costs, during
the second quarter
of fiscal 2026.
We
also received
$3.0 million
from the disposal of Cell C.
Cash used in investing activities
for the second quarter
of fiscal 2025 included
capital expenditures of $6.3
million (ZAR 112.8
million), primarily due to the acquisition of vaults and
POS devices. We also incurred expenditures of $0.4 million (ZAR 7.6 million), primarily related
to the
capitalization of
development costs,
during the
second quarter
of fiscal
2025. During
the second
quarter of
fiscal 2025, we paid $4.0 million related to acquisition of certain businesses, including
Adumo.
First half
Cash used in
investing activities for
the first half
of fiscal 2026
included capital expenditures
of $7.9 million
(ZAR 137.4 million),
primarily due to
the acquisition
of vaults
and POS
devices. We also incurred
expenditures of $2.1
million (ZAR
37.3 million), primarily
related to the capitalization of development costs, during the first half of fiscal 2026.
We also received $3.0 million
from the disposal
of Cell C.
Cash
used
in
investing
activities
for
the
first
half
of
fiscal
2025
included
capital
expenditures
of
$10.3
million
(ZAR 183.0
million), primarily due to
the acquisition of
vaults. We also incurred expenditures of
$0.6 million (ZAR
10.7 million), primarily related
to the capitalization of development costs, during the first half of fiscal 2025. During the first half of fiscal 2025, we paid
$4.0 million
related to acquisition of certain businesses, including Adumo.
Cash flows from financing activities
Second quarter
During the second quarter of fiscal 2026, we utilized $20.5 million from our South African general banking facilities to partially fund the
growth of
our Consumer
lending book,
and repaid
$12.4 million.
We
utilized $1.3
million of
our long-term
borrowings to
finance
the
acquisition
of
POS
devices
and
vehicles
to
fund
our
Merchant
lending
book.
We
repaid
$1.2
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
repaid
$8.3
million
of
long-term
borrowings
in
accordance
with
our
repayment
schedule
and
paid
$7.2
million
to
settle Adumo’s
borrowings.
We
also paid
an origination
fee of
$0.4 million
to secure
additional borrowings
as well
as paid
dividends to
the non-
controlling interest of $0.3 million.

First half
During the first half of fiscal
2026, we utilized $48.5 million from
our South African general banking
facilities to partially fund
the growth of our Consumer lending book, and repaid $53.1 million. We utilized $4.0 million of our long-term borrowings to finance the acquisition of POS devices and vehicles to fund our Merchant lending book. We repaid $2.4 million of long-term borrowings and
in accordance
with our
repayment schedule
under our
asset-based facilities.
We
paid fees
of $0.03
million related
to the
September
2025
refinance
of our
facility to
fund
the growth
of Merchant
lending
book.
We
also paid
$0.3
million
to repurchase
shares from
employees in order for the employees to settle taxes due related to the vesting of shares of restricted stock.
During the first
half of fiscal
2025, we utilized
$72.7 million from
our South African
overdraft facilities to
fund our ATMs
and
our
cash
management
business
through
Connect,
and
repaid
$34.4
million
of
those
facilities.
We
utilized
$12.9
million
of
our
borrowings to
settle a
portion of
the Adumo
purchase consideration,
pay certain
transaction expenses,
repay Adumo’s
borrowings,
repurchase shares of our common stock, fund the acquisition of certain capital expenditures and for working capital requirements. We repaid
$6.6
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
Our capital
expenditures for
the second
quarter of
fiscal 2026
and 2025
are discussed
under “—Liquidity
and Capital
Resources—
Cash flows from investing activities.” Our capital expenditures for the past three fiscal years
were funded through internally generated
funds,
or
our
asset-backed
borrowing
arrangements.
We
had
outstanding
capital
commitments
as
of
December
31,
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
interest charge,
translated at exchange rates applicable
as of December 31, 2025,
as a result of
changes in the South
African prime and 3-month JIBAR
interest rates,
using our
outstanding short
and long-term
borrowings as
of December
31, 2025. The
effect of
a hypothetical
1% (i.e.
100 basis points)
increase and a
1% decrease in
the interest rates
applicable to the
borrowings as of
December 31, 2025,
are shown.
The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 16 As of December 31, 2025
Annual expected
interest charge
($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates
($ ’000)
Interest on South African borrowings 23,913 1% 26,304
(1%) 21,522

Item 4. Controls and Procedures
Under
the
supervision
and
with
the
participation
of
our
management,
including
our
executive
chairman
and
our
group
chief
financial officer, we conducted
an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended, as of
December 31, 2025.
We previously identified
and disclosed in Part II, Item 9A of our Annual Report
on Form 10-K for the year ended
June 30, 2025,
material weaknesses in our internal control over financial reporting related to:
(1)
Our
Consumer
lending
process,
specifically
insufficient
risk
assessment
and
monitoring
activities
relating
to
changes
in
systems and processes
that could
impact our
system of internal
control, insufficient
controls over internal
information and
information from service
organizations, insufficient
design and implementation
of information technology general
controls
(“ITGCs”), and controls over service
organizations, resulting in ineffective
process level and automated controls,
including
a lack of validation of the completeness and accuracy of information used within the process;
(2)
Our payroll process,
specifically insufficient risk
assessment and monitoring activities
relating to changes over
the transfer
of ownership to the centralized
payroll processes that could impact the
system of internal control, insufficient
controls over
information
from
service
organizations,
insufficient
design
and
implementation
of
ITGCs,
controls
over
service
organizations resulting in ineffective process level and automated controls including a lack of validation
of the completeness
and accuracy of information used within this process;
(3)
Our
annual
goodwill
impairment
process,
specifically
related
to
insufficient
risk
assessments
and
ineffective
design
and
implementation of controls resulting in ineffective process level controls;
(4)
Our business
combination process,
specifically insufficient
risk assessments
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
(7)
An insufficient number of experienced and trained resources and an insufficient understanding of the application of internal
controls over financial reporting
across the Southern African
businesses resulting in ineffective
design and implementation
of internal controls.
As a result of insufficient time in implementing all procedures to remediate the material weaknesses discussed in our Annual
Report on Form10-K for our
fiscal year ended June 30,
2025 (as described above), the Executive
Chairman and the group chief
financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.
Notwithstanding
the
previously
identified
material
weaknesses,
management
believes
the
condensed
consolidated
financial
statements included
in this Quarterly
Report on
Form 10-Q fairly
present, in
all material respects,
our financial
condition, results
of
operations and cash flows as of and for the periods presented in accordance with
GAAP.
Remediation Plan
Management has made significant
progress and continues to actively
work on remediating the identified
material weakness and
remains committed to remediating the material weakness in a timely manner.
Our remediation process is ongoing and includes, but is
not limited to, the following steps:
(1)
implementing
our
comprehensive remediation
plan that
encompasses specific
actions aimed
at embedding
accountability
with control owners as well
as training related to the operation
and importance of internal controls over financial
reporting,
including
the
principles
and
requirements
of each
control,
with
a
focus
on
the impacted
processes,
controls
over
service
organizations, ITGCs, other process level controls and
embedding accountability on a process and controls level;
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
c ontrol over financial reporting.

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
and six months ended December 31, 2025.
In the opinion of management, we are not currently a party to any proceedings that would have a material adverse effect on our business, financial condition, or results of operations.
Item 1A. Risk Factors
See “Item
1A RISK
FACTORS”
in Part
I of
our Annual
Report on
Form 10-K
for the
fiscal year
ended June
30, 2025,
for a
discussion
of
risk
factors
relating
to
(i)
our
business,
(ii)
operating
in
South
Africa
and
other
foreign
markets,
(iii)
government
regulation, and (iv) our common stock. Except
as set forth below, there have been no material
changes from the risk factors previously
disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30,
2025.
We
may
identify
additional
errors
related
to
our
Value
Added
Tax
(VAT)
processes,
indirect
tax
positions,
or
similar
transaction-level tax matters, which could require future adjustments to our financial statements.
During the current quarter we identified errors in the
historical VAT
treatment of certain gaming voucher transactions within our
Merchant business. Although we have completed an
initial review of the matter and
determined to correct the identified errors through
revisions to our previously issued
financial statement, our review
is ongoing.
Refer to Note 1
to our unaudited condensed
consolidated
financial statements for
additional information.
The error arose from
the incorrect application
of indirect tax
rules, the configuration
of underlying systems, and operational practices involving downstream vendors.
While we
are implementing
remedial actions,
enhancing controls,
and conducting
further analyses
with our
external advisors,
there is a risk that we have
not yet identified all errors associated with
this matter. Additional issues may be discovered as we continue to evaluate historical periods, refine our technical tax conclusions, or integrate updated processes into our systems. Moreover, similar
errors
could exist
in accounting
and reporting
for other
indirect tax
transactions
particularly
where
our business
involves
complex
multi-party arrangements, voucher products, commissions, or activities involving non-registered VAT
vendors.
Identification
of
additional
errors
may
require
us
to
record
further
adjustments,
amend
or
restate
previously
issued
financial
statements, update
our tax
filings, or make
additional payments of
tax, penalties,
or interest. Any
such developments
could result
in
increased
compliance
costs,
additional
administrative
burdens,
diversion
of
management
attention,
or
investor
perceptions
of
weaknesses
in
our
financial
reporting
or
tax
compliance
processes.
If
material,
additional
errors
could
also
adversely
affect
our
financial condition, results of operations, liquidity,
or internal control over financial reporting.
Our failure to prepare
and timely file
our periodic reports
with the SEC limits
our access to
the public markets
to raise debt
or equity capital.
Form S-3 permits eligible
issuers to conduct registered
offerings using a short
form registration statement that
allows the issuer
to incorporate
by reference its
past and future
filings and reports
made under the
Securities Exchange
Act of 1934,
as amended
(the
“Exchange Act”).
In addition,
Form S-3
enables eligible
issuers to
conduct primary
offerings “off
the shelf”
under Rule
415 of
the
Securities
Act
of
1933,
as
amended
(the
“Securities
Act”).
The
shelf
registration
process,
combined
with
the
ability
to
forward
incorporate information, allows issuers to avoid delays and
interruptions in the offering process and to access the capital markets in a
more expeditious
and efficient
manner than
raising capital
in a
standard registered
offering pursuant
to a
Registration Statement
on
Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.
We
did
not
file
our
2025
Form
10-K
within
the
timeframe
required
by
the
SEC;
thus,
we
have
not
remained
current
in
our
reporting requirements
with the
SEC. Although
we regained
status as
a current
filer by
filing our
Form 10-K/A
to amend
our 2025
Form 10-K, we are currently ineligible to file new short form registration statements on Form S-3 and, absent a waiver of the Form S-
3 eligibility requirements, we are no longer permitted to use our existing registration statements on Form S-3. If we wish to pursue an offering
now,
we
would
be
required
to conduct
the offering
on
an exempt
basis,
such
as in
accordance
with
Rule
144A,
or file
a
registration statement on Form
S-1. Using a Form
S-1 registration statement for
a public offering would
likely take significantly longer
than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings
using
alternative
methods,
adversely
impact
our
ability to
raise
capital
or
complete acquisitions
of
other
companies
in
a
timely manner.

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds
On September 2, 2025, our board of directors approved a share repurchase authorization to repurchase up to an aggregate of $15
million of our common stock. The authorization has no expiration date.
The table
below presents
information relating
to purchases
of shares
of our
common stock
during the
second quarter
of fiscal
2026:
Table 17 (a) (b)
(c) (d)
Period
Total
number
of shares
purchased
Average price
paid per share
(US dollars)
Total
number of shares
purchased as part of publicly
announced plans or
programs
Maximum dollar value of
shares that may yet be
purchased under the plans
or programs
Oct 1, 2025 - Oct 31, 2025
- - - 15,000,000
Nov 1, 2025 - Nov 30, 2025 (1)
49,614 3.83 - 15,000,000
Dec 1, 2025 - Dec 31, 2025 (2)
20,519 3.95 - 15,000,000
Total
70,133 -
(1) Relates to the delivery
of 49,614 shares of our
common stock in November 2025
to us by certain of our
employees to settle
their income tax liabilities. These shares do not reduce the repurchase authority under the share repurchase program.
(2) Relates to the
delivery of 20,519 shares
of our common stock
in December 2025
to us by certain of
our employees to settle
their
income
tax
liabilities.
Excludes
306,767
shares
of
common
stock
obtained
as
purchase
consideration
from
the
disposal
of
a
subsidiary during December 2025. These shares do not reduce the repurchase authority under the share repurchase program.
We
completed an acquisition
on December 1,
2025, in which a
portion of the
consideration for the
acquisition consisted of
the
unregistered issuance of shares of our
common stock. The aggregate consideration
paid at closing in this acquisition
included 76,716
shares of our common stock, valued at $0.3 million as of the acquisition date.
The shares of
common stock issued
in this transaction
were issued in
reliance upon
the exemptions
from registration
provided
by Section
4(a)(2) of
the Securities
Act of
1933, as
amended (the
Securities Act)
and Regulation
S under
the Securities
Act, as
the
shares were
issued to
the owners
of the
business acquired
in privately
negotiated transactions
not involving
any public
offering
or
solicitation.
For additional
information about
this acquisition,
see Note
2 of
the Notes
to Condensed
Consolidated Financial
Statements in
Item 1. Financial Statements of Part I of this Quarterly Report.
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
ended December 31, 2025,
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
4, 2026.
LESAKA TECHNOLOGIES, INC.
By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman
By: /s/ Dan Smith
Dan Smith
Group Chief Financial Officer,
Treasurer and Secretary