Form 10-Q
period 2026-03-31
LESAKA TECHNOLOGIES INC
filed 2026-05-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY
REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2026
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
2026 (the latest
practicable date),
85,736,223
shares of the registrant’s
common stock, par value
$0.001 per share, net of treasury shares, were outstanding.

Form 10-Q
LESAKA TECHNOLOGIES, INC.
Table
of Contents
Page No.
PART
I. FINANCIAL INFORMATION
Item 1
.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30,
2025
2
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2026 and 2025
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the
three and nine months ended March 31, 2026 and 2025
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three and nine months ended March 31, 2026 and 2025
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2026 and 2025
9
Notes to Unaudited Condensed Consolidated Financial Statements
10
Item 2
.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
50
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
72
Item 4
.
Controls and Procedures
73
Part II. OTHER INFORMATION
Item 1.
Legal Proceedings
74
Item 1A.
Risk Factors
74
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
76
Item 3
Defaults upon Senior Securities
76
Item 4
Mine Safety Disclosures
76
Item 5.
Other Information
76
Item 6.
Exhibits
77
Signatures
78
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53

Part I. Financial information
Item 1. Financial Statements
LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
March 31, June 30,
2026 2025
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
90,573
$
76,520
Restricted cash related to ATM funding
and credit facilities (Note 9)
124
119
Accounts receivable, net and other receivables (Note 3)
45,483
42,525
Finance loans receivable, net (Note 3)
99,411
74,110
Inventory (Note 4)
17,494
23,551
Total current assets before settlement assets
253,085
216,825
Settlement assets
21,433
27,098
Total current assets
274,518
243,923
PROPERTY,
PLANT AND EQUIPMENT, net of accumulated depreciation of - March: $
64,516
June:
$
55,086
(Note 1)
44,749
44,924
OPERATING LEASE RIGHT-OF-USE (Note 17)
8,410
9,691
EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
237
199
GOODWILL (Note 7)
207,123
199,395
INTANGIBLE ASSETS, NET (Note 7), including integrated platform of - March: $
73,466
June: $
79,343
124,030
139,215
DEFERRED INCOME TAXES
11,206
12,554
OTHER LONG-TERM ASSETS (Note 6 and 8)
4,681
3,809
TOTAL ASSETS
674,954
653,710
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 9)
35,825
24,469
Accounts payable
19,362
19,867
Other payables (Note 10)
(A)
79,730
76,035
Operating lease liability - current (Note 17)
4,353
4,007
Current portion of long-term borrowings (Note 9)
15,327
11,956
Income taxes payable
2,524
1,400
Total current liabilities before settlement obligations
157,121
137,734
Settlement obligations
21,636
26,695
Total current liabilities
178,757
164,429
DEFERRED INCOME TAXES
29,142
33,921
OPERATING LEASE LIABILITY - LONG TERM (Note 17)
5,888
6,129
LONG-TERM BORROWINGS (Note 9)
186,242
188,813
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)
3,620
2,991
TOTAL LIABILITIES
403,649
396,283
REDEEMABLE COMMON STOCK (Note 11)
84,680
88,957
EQUITY
COMMON STOCK (Note 11)
Authorized:
200,000,000
with $
0.001
par value;
Issued and outstanding shares, net of treasury - March:
83,246,223
; June:
81,249,097
103
103
PREFERRED STOCK
Authorized shares:
50,000,000
with $
0.001
par value;
Issued and outstanding shares, net of treasury:
March:
-
; June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
436,738
426,950
TREASURY SHARES, AT
COST - March:
28,562,600
; June:
29,934,044
(292,009)
(298,523)
ACCUMULATED OTHER
COMPREHENSIVE LOSS (Note 12)
(A)
(176,471)
(185,626)
RETAINED EARNINGS
(A)
218,264
218,725
TOTAL LESAKA EQUITY
186,625
161,629
NON-CONTROLLING INTEREST
-
6,841
TOTAL EQUITY
186,625
168,470
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
674,954
$
653,710
(A) Amounts for June 30, 2025 revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

Three months ended Nine months ended
March 31, March 31,
2026 2025 2026 2025
(In thousands, except per share
data)
(In thousands, except per share
data)
REVENUE (Note 16) $
183,051
$
161,450
$
533,233
$
491,234
EXPENSE
Cost of goods sold, IT processing, servicing and support
(A)
123,924
117,163
365,238
367,104
Selling, general and administration
(A)
39,249
32,591
112,418
91,685
Allowance for credit losses (Note 3)
2,502
1,679
9,311
5,699
Depreciation and amortization
10,543
8,429
37,005
22,928
Impairment loss (Note 7)
2,604
-
2,604
-
Transaction costs related to Adumo, Recharger and Bank Zero
acquisitions and certain compensation costs (Note 2)
144
1,222
285
3,174
OPERATING INCOME
4,085
366
6,372
644
CHANGE IN FAIR VALUE
OF EQUITY SECURITIES (Note 5 and 6)
(378)
(20,421)
2,593
(54,152)
OTHER INCOME (Note 10)
-
-
3,883
-
LOSS ON DISPOSAL OF EQUITY SECURITIES (Note 2)
-
-
730
-
NET LOSS ON IMPAIRMENT OF EQUITY-ACCOUNTED
INVESTMENT/ LOSS ON DISPOSAL OF EQUITY-ACCOUNTED
INVESTMENT (Note 6)
-
-
584
161
REVERSAL OF ALLOWANCE FOR
DOUBTFUL LOAN
RECEIVABLE
(Note 3)
1,500
-
1,500
-
INTEREST INCOME
1,154
645
2,201
1,952
INTEREST EXPENSE
(A)
4,477
5,869
14,081
17,251
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
1,884
(25,279)
1,154
(68,968)
INCOME TAX EXPENSE (BENEFIT) (Note 19)
1,503
(2,934)
2,027
(9,268)
NET INCOME (LOSS) BEFORE EARNINGS FROM EQUITY-
ACCOUNTED INVESTMENTS
381
(22,345)
(873)
(59,700)
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
56
12
166
89
NET INCOME (LOSS)
437
(22,333)
(707)
(59,611)
(ADD) LESS NET (LOSS) INCOME ATTRIBUTABLE
TO NON-
CONTROLLING INTEREST
(115)
20
(246)
48
NET INCOME (LOSS) ATTRIBUTABLE
TO LESAKA
$
552
$
(22,353)
$
(461)
$
(59,659)
Net earnings (loss) per share, in United States dollars (Note 14):
Basic earnings (loss) attributable to Lesaka shareholders $
0.01
$
(0.28)
$
(0.01)
$
(0.82)
Diluted earnings (loss) attributable to Lesaka shareholders $
0.01
$
(0.28)
$
(0.01)
$
(0.82)
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended Nine months ended
March 31, March 31,
2026 2025 2026 2025
(In thousands) (In thousands)
Net income (loss) (A) $
437
$
(22,333)
$
(707)
$
(59,611)
Other comprehensive (loss) income, net of taxes
Movement in foreign currency translation reserve (A)
(7,379)
6,262
9,885
(5,823)
Release of foreign currency translation reserve related to
disposal/ liquidation of subsidiaries (Note 12)
(494)
-
(520)
6
Release of foreign currency translation reserve related to
impairment of equity-accounted investment (Note 12)
-
-
550
-
Total other comprehensive
(loss) income, net of
taxes
(7,873)
6,262
9,915
(5,817)
Comprehensive (loss) income
(7,436)
(16,071)
9,208
(65,428)
(Less) Add comprehensive (loss) income
attributable to non-controlling interest
(175)
(196)
(518)
362
Comprehensive (loss) income attributable to
Lesaka $
(7,611)
$
(16,267)
$
8,690
$
(65,066)
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended March 31, 2025 (dollar amounts in thousands)
Balance – January 1, 2025 (A)
108,456,657
$
101
(28,297,365)
$
(302,319)
80,159,292
$
421,950
$
270,160
$
(199,720)
$
190,172
$
6,727
$
196,899
$
88,957
Shares issued (Note 2 and Note 11)
2,490,000
2
-
-
2,490,000
(2)
-
-
-
Shares repurchased (Note 13)
(2,495,662)
(27)
(2,495,662)
-
(27)
(27)
Gain recognized related to issue of
shares included in treasury shares
(Note 2)
1,092,361
4,870
1,092,361
408
5,278
5,278
Restricted stock granted (Note 13)
81,500
81,500
-
-
Exercise of stock options (Note 13)
19,331
-
19,331
59
59
59
Stock-based compensation charge
(Note 13)
-
2,531
2,531
2,531
Reversal of stock-based compensation
charge (Note 13)
(67,922)
(67,922)
(34)
(34)
(34)
Net (loss) income (A) -
(22,353)
(22,353)
20
(22,333)
Dividends paid to non-controlling
interest
(131)
(131)
Other comprehensive income (Note
12) (A)
6,086
6,086
176
6,262
Balance – March 31, 2025
(A)
110,979,566
$
103
(29,700,666)
$
(297,476)
81,278,900
$
424,912
$
247,807
$
(193,634)
$
181,712
$
6,792
$
188,504
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
-
-
(5,229,219)
(12,613)
(5,229,219)
(12,613)
(12,613)
Gain recognized related to issue of
shares included in treasury shares
(Note 2)
1,092,361
4,870
1,092,361
408
5,278
5,278
Restricted stock granted (Note 13)
1,445,610
-
1,445,610
-
-
-
Exercise of stock options (Note 13)
36,345
1
36,345
110
111
111
Stock-based compensation charge
(Note 13) -
7,563
7,563
7,563
Reversal of stock-based compensation
charge (Note 13)
(108,243)
-
(108,243)
(45)
(45)
(45)
Adumo non-controlling interest
acquired (Note 2) - -
7,586
7,586
Net (loss) income
(A)
-
(59,659)
(59,659)
48
(59,611)
Dividends paid to non-controlling
interest - -
(432)
(432)
Other comprehensive loss (Note 12)
(A)
(5,407)
(5,407)
(410)
(5,817)
Balance – March 31, 2025 (A)
110,979,566
$
103
(29,700,666)
$
(297,476)
81,278,900
$
424,912
$
247,807
$
(193,634)
$
181,712
$
6,792
$
188,504
$
88,957
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial
Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
For the three months ended March 31, 2026 (dollar amounts in thousands)
Balance – January 1, 2026
111,758,403
$
103
(30,234,228)
$
(299,632)
81,524,175
$
430,686
$
217,712
$
(168,308)
$
180,561
$
7,137
$
187,698
$
88,957
Shares repurchased (Note 13)
-
(9,000)
(40)
(9,000)
(40)
(40)
Loss recognized related to issue of
shares included in treasury shares
(Note 2)
1,680,628
7,663
1,680,628
19
7,682
7,682
-
Restricted stock granted (Note 13)
180,000
180,000
-
-
Stock-based compensation charge
(Note 13) - -
1,573
1,573
1,573
Reversal of stock-based compensation
charge (Note 13)
(129,580)
(129,580)
(239)
(239)
(239)
Deconsolidation of Humble (Note 2)
-
-
-
-
-
-
-
Lesaka Hospitality non-controlling
interest acquired (Note 11)
422
422
-
422
Transfer from redeemable common
stock to additional paid-in-capital
(Note 11)
4,277
4,277
-
4,277
(4,277)
Net Income (loss)
552
552
(115)
437
Acquisition of non-controlling interest
(Note 11)
-
(7,312)
(7,312)
Other comprehensive (loss) income
(Note 12)
(8,163)
(8,163)
290
(7,873)
Balance – March 31, 2026
111,808,823
$
103
(28,562,600)
$
(292,009)
83,246,223
$
436,738
$
218,264
$
(176,471)
$
186,625
$
-
$
186,625
$
84,680

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Changes in Equity

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net
of treasury
Addition
al Paid-
In
Capital
Retained
Earnings
Accumulated
other
comprehensiv
e loss
Total
Lesaka
Equity
Non-
controllin
g Interest Total
Redeemabl
e common
stock
For the nine months ended March 31, 2026 (dollar amounts in
thousands)
Balance – July 1,
2025
(A)
111,183,141
$
103
(29,934,044)
$
(298,523)
81,249,097
$
426,950
$
218,725
$
(185,626)
$
161,629
$
6,841
$
168,470
$
88,957
Shares repurchased (Note 13)
(79,133)
(311)
(79,133)
(311)
(311)
Loss recognized related to issue of
shares included in treasury shares
(Note 2)
1,757,344
8,036
1,757,344
(51)
7,985
7,985
Restricted stock granted
1,036,595
1,036,595
-
-
-
Stock-based compensation charge
(Note 13) - -
5,442
5,442
5,442
Reversal of stock-based compensation
charge (Note 13)
(410,913)
(410,913)
(302)
(302)
(302)
Deconsolidation of Humble (Note 2)
(306,767)
(1,211)
(306,767)
-
(1,211)
(43)
(1,254)
Lesaka Hospitality non-controlling
interest acquired (Note 11)
422
-
422
-
422
Transfer from redeemable common
stock to additional paid-in-capital
(Note 11)
4,277
4,277
4,277
(4,277)
Net loss (A)
(461)
(461)
(246)
(707)
Acquisition of non-controlling interest
(Note 11)
-
-
(7,312)
(7,312)
Other comprehensive income (Note
12) (A)
9,155
9,155
760
9,915
Balance – March 31, 2026
111,808,823
$
103
(28,562,600)
$
(292,009)
83,246,223
$
436,738
$
218,264
$
(176,471)
$
186,625
$
-
$
186,625
$
84,680
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial
Statements

LESAKA TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended Nine months ended
March 31, March 31,
2026 2025 2026 2025
(In thousands) (In thousands)
Cash flows from operating activities
Net income (loss)
(A)
$
437
$
(22,333)
$
(707)
$
(59,611)
Depreciation and amortization
10,543
8,429
37,005
22,928
Impairment loss
2,604
-
2,604
-
Movement in allowance for doubtful accounts receivable
2,502
1,679
9,311
5,699
Fair value adjustment related to financial liabilities
(197)
105
(162)
(159)
Loss on disposal of equity securities (Note 6)
-
-
730
-
Loss on disposal of equity-accounted investments (Note 6)
-
-
584
161
Earnings from equity-accounted investments
(56)
(12)
(166)
(89)
Reversal of allowance for doubtful loans receivable
(1,500)
-
(1,500)
-
Gain on deconsolidation of subsidiary
(848)
-
(848)
-
Change in fair value of equity securities (Note 5 and 6)
378
20,421
(2,593)
54,152
Other income
-
-
(3,883)
-
Profit on disposal of property, plant and equipment
(188)
(12)
(245)
(53)
Movement in interest payable
83
2,886
(85)
6,443
Facility fee amortized
92
83
258
220
Stock-based compensation charge (Note 13)
1,334
2,497
5,140
7,518
Dividends received from equity-accounted investments
105
-
105
65
Decrease (Increase) in accounts receivable
12,613
10,820
(69)
6,525
Increase in finance loans receivable
(535)
(11,819)
(30,116)
(21,734)
Decrease in inventory
7,393
9,415
8,592
3,966
Increase (Decrease) in accounts payable and other payables
(A)
2,141
(9,208)
14,763
(17,620)
Deferred consideration due to seller of Recharger included in accounts payable and other payables (Note 2 and Note 10)
-
1,130
-
1,130
Increase in taxes payable
1,254
1,012
1,344
1,624
Decrease in deferred taxes
(585)
(4,430)
(4,485)
(13,804)
Net cash provided by (used in) operating activities
37,570
10,663
35,577
(2,639)
Cash flows from investing activities
Capital expenditures
(3,398)
(2,817)
(11,300)
(13,100)
Proceeds from disposal of property, plant and equipment
(671)
395
240
1,720
Acquisition of intangible assets
(1,205)
(1,673)
(3,352)
(2,274)
Acquisitions, net of cash acquired
(10,772)
(8,997)
(11,117)
(12,954)
Cash disposed on disposal of subsidiary
-
-
(165)
-
Investment in equity securities
-
-
(250)
-
Proceeds from disposal of equity securities (Note 6)
-
-
2,971
-
Net change in settlement assets
6,295
3,085
7,049
5,389
Net cash used in investing activities
(9,751)
(10,007)
(15,924)
(21,219)
Cash flows from financing activities
Proceeds from bank overdraft (Note 9)
44,908
21,440
93,417
94,188
Repayment of bank overdraft (Note 9)
(29,376)
(50,458)
(82,477)
(85,998)
Long-term borrowings utilized (Note 9)
706
175,819
4,735
189,496
Repayment of long-term borrowings (Note 9)
(10,203)
(134,503)
(12,588)
(148,297)
Acquisition of non-controlling interest
(3,538)
-
(3,538)
-
Acquisition of treasury stock (Note 13)
(40)
(27)
(311)
(12,613)
Proceeds from exercise of stock options
-
59
-
110
Guarantee fee
-
(539)
(33)
(970)
Dividends paid to non-controlling interest
-
(131)
-
(432)
Net change in settlement obligations
(5,959)
(3,152)
(6,436)
(5,591)
Net cash (used in) provided by financing activities
(3,502)
8,508
(7,231)
29,893
Effect of exchange rate changes on cash and cash equivalents
(3,221)
1,222
1,636
(830)
Net increase in cash, cash equivalents and restricted cash
21,096
10,386
14,058
5,205
Cash, cash equivalents and restricted cash – beginning of period
69,601
60,737
76,639
65,918
Cash, cash equivalents and restricted cash – end of period (Note 15) $
90,697
$
71,123
$
90,697
$
71,123
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements

LESAKA TECHNOLOGIES, INC
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2026 and 2025
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)
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
months ended March 31, 2026 and
2025, are not necessarily indicative of
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
financial statements
in
accordance
with
SAB
No.
99“Materiality”
and
SAB
No.
108,
“Considering
the
Effects
of
Prior
Year
Misstatements
when
Quantifying
Misstatements in
the Current
Year
Financial Statements.”
Based on
this assessment,
the Company
has concluded
that
previously
issued
financial
statements
were
not
materially
misstated
based
upon
overall
considerations
of
both
quantitative
and
qualitative factors.
The Company
has revised the
previous presentations
on the condensed
consolidated statements
of operations
for the three
and
nine months ended March 31, 2025, and corrected them in this filing. The Company has also included the impact of the correction for the three months ended September 30, 2025, in the condensed consolidated statements of operations for the nine months ended March
31, 2026, included in this filing. The impact of these revisions has increased cost of goods sold, IT processing, servicing and support,
selling,
general
and
administration
expense
and
interest
expense,
and
all
subtotals
from
operating
income
to
net
income
(loss)
attributable to Lesaka for the affected periods.
Specifically,
for the nine months
ended March 31, 2026,
Cost of goods sold,
IT processing, servicing
and support increased by
$
0.2
million, Selling,
general and
administration expense
increased by
$
0.06
million, Operating
income decreased
by $
0.2
million,
Interest expense increased
by $
0.1
million, and Net
income (loss) attributable
to Lesaka decreased
by $
0.4
million, as a result
of the
correction to amounts reported
for the three months
ended September 30, 2025.
Basic and Diluted loss per
share for the nine months
ended March 31, 2026, were not impacted by the correction to amounts reported for the three months ended September 30, 2025.
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
Three months ended March 31, 2025
As reported Correction As revised
(in thousands, except per share data)
Cost of goods sold, IT processing, servicing and support $
117,013
$
150
$
117,163
Selling, general and administration
34,217
53
34,270
Interest expense
5,777
92
5,869
Basic earnings (loss) per share attributable to Lesaka shareholders $
(0.27)
$
(0.01)
$
(0.28)
Diluted earnings (loss) per share attributable to Lesaka shareholders $
(0.27)
$
(0.01)
$
(0.28)
Condensed consolidated statement of operations
Nine months ended March 31, 2025
As reported Correction As revised
(in thousands, except per share data)
Cost of goods sold, IT processing, servicing and support $
366,618
$
486
$
367,104
Selling, general and administration
97,213
171
97,384
Interest expense
16,983
268
17,251
Basic earnings (loss) per share attributable to Lesaka shareholders $
(0.81)
$
(0.01)
$
(0.82)
Diluted earnings (loss) per share attributable to Lesaka shareholders $
(0.81)
$
(0.01)
$
(0.82)

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
the applicable
statutory income
tax rate).
This guidance
was effective
for the
Company beginning
July 1,
2025 for
its year
ended June 30, 2026.
Recent accounting pronouncements not yet adopted
as of March 31, 2026
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
the three
and nine
months ended
March 31,
2026, is summarized in the table below:
Three months ended March 31,
Nine months ended March 31,
2026 2025 2026 2025
Total cash paid $
12,944
$
10,769
$
13,294
$
24,161
Less: cash acquired
2,172
1,772
2,177
11,207
Total cash paid, net
of cash received
$
10,772
$
8,997
$
11,117
$
12,954
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
Zero
save
for
Zero
Research
and
Naught
Holdings
Ltd,
the
“Bank
Zero
Sellers”),
the
parties
listed
in
Annexure
B
to
the
Transaction
Implementation Agreement (being all
of the shareholders
of Zero Research
save for Naught
Holdings Ltd, the
“Zero Research Sellers”)
and Naught Holdings Ltd.
The Company incurred transaction-related expenditures of $
0.1
million and $
0.3
million during the three and nine months
ended
March 31, 2026,
respectively, related
to the proposed
acquisition of Bank
Zero. The Company’s
accruals presented in
Note 10 of
as
March
31, 2026,
includes
an accrual
of transaction
related expenditures
of $
0.3
million and
the Company
expects
to incur
further
transaction costs of $
0.2
million during the 2026 fiscal year.
2026 Acquisitions
Atom Operations Proprietary Limited
On November
10, 2025,
the Company,
through its
wholly
owned
subsidiary,
Prism Holdings
Proprietary
Limited
(“Prism”),
entered
into
a
Sale
of
Shares
Agreement
(the
“Atom
Purchase
Agreement”)
with
Gravaton
Investments
Proprietary
Limited
(“Gravaton”) and Atom Operations Proprietary Limited (“Atom”). Pursuant to the Atom Purchase Agreement and subject to its terms and conditions, Prism agreed to
acquire, and Gravaton agreed
to sell, all of
the outstanding equity interests
in Atom for a
total purchase
consideration of $
0.7
million which comprised
of $
0.4
million (ZAR
6.0
million, translated at
December 1, 2025
exchange rates)
in
cash and
76,716
shares of the Company’s
shares of common stock (which
had an aggregate value
of $
0.3
million (
76,716
multiplied
by
$
3.95
)
on closing).
The transaction
closed
on December
1, 2025.
The Company
did not
incur
any
significant
transaction
costs
related to this acquisition.
Mobilemart Proprietary Limited
On
January
30,
2026,
the
Company,
through
Prism,
entered
into
a
Sale
of
Shares
Agreement
(the
“Mobilemart
Purchase
Agreement”) with BASA
Ventures
Proprietary Limited (“BASA”) and
Mobilemart Proprietary Limited
(“Mobilemart”). Pursuant to
the Mobilemart Purchase Agreement and subject to its terms and conditions, Prism agreed to acquire, and BASA agreed to sell, all of
the
outstanding
equity
interests
in
Mobilemart
for
a
total
purchase
consideration
of
$
2.5
million
(ZAR
40.0
million,
translated
at
February 6,
2026 exchange
rates) in
cash. The
transaction closed
on February
6, 2026.
The Company
did not
incur any
significant
transaction costs related to this acquisition.
These acquisitions were allocated to our Enterprise operating segment.
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
The transaction closed on March 3, 2025.

2.
Acquisitions and Dispositions (continued)
The transaction consideration per
the Recharger Purchase Agreement
was settled in two tranches.
The second and final tranche
was settled
on March
3, 2026,
and comprised
a contractual
cash payment
of ZAR
175.0
million ($
10.4
million) and
the delivery
of
shares of Lesaka’s common
stock with a contractual value of ZAR
75.0
million ($
4.6
million).
The Company
previously recorded
the stock-based
compensation charge
related to
the cash-settled
awards in
other payables.
The Company
recorded a
fair value
loss of $
0.4
million during
the three and
nine months ended
March 31,
2026, under
the caption
change
in
fair value
of equity
securities
in
the unaudited
condensed
consolidated
statement
of operations.
The fair
value
loss was
calculated
as
the
difference
between
the
fair
value
of
the
shares
of
common
stock
transferred
on
March
3,
2026,
and
the
amount
recorded
in
other
payables
as
of
June
30,
2025.
The
1,017,914
shares
of
common
stock
to
be
provided
was
calculated
using
the
contractual
value
of
ZAR
75.0
million
divided
by
the
volume-weighted
average
price
of
the
Company’s
common
shares
on
the
Johannesburg Stock Exchange for the three-month period prior to February 24, 2026. The fair value of the shares of common stock in
U.S. dollars was
calculated using
the shares issued
multiplied by the
Company’s closing
price on the
Johannesburg Stock
Exchange
on March 3, 2026, of ZAR
75.37
, and translated to U.S. dollars at the exchange rate of $1: ZAR
16.35
.
Lesaka SA delivered the
1,017,914
shares of the Company’s common stock from a pool of shares it purchased in October 2024, and the Company recognized
a loss in
additional paid-in-capital of $
0.1
million related to
the difference between in the
value on March
3, 2026, and the price paid per share in October 2024.
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
costs
The Company
did not incur
any transaction
costs related to
the Bank Zero
acquisition during
the three
and nine
months ended
March
31,
2025.
The
table
below
presents
transaction
costs
incurred
related
to
the
acquisition
of
Adumo
and
Recharger,
and
the
proposed acquisition of Bank Zero,
as well as
certain post-combination compensation costs expensed during
the three and nine
months
ended March 31, 2026 and 2025:
Three months ended
March 31,
Nine months ended
March 31,
2026 2025 2026 2025
Bank Zero transaction costs $
144
$
-
$
270
$
-
Adumo transaction costs
-
-
3
1,702
Recharger transaction costs
-
92
12
342
Recharger post-combination services expensed
-
1,130
-
1,130
Total $
144
$
1,222
$
285
$
3,174

2.
Acquisitions and Dispositions (continued)
2025 Acquisitions (continued)
Pro forma results related
to acquisitions
Pro forma results of operations have not been presented for the acquisitions of Atom and Mobilemart because the effect of these acquisitions,
individually
and
in
aggregate,
are
not
material
to
the
Company.
Since
the
closing
of
these
acquisitions,
they
have
contributed revenue and net income of $
4.30
million and $
(0.13)
million, respectively, for
the nine months ended March 31, 2026.
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

3.
Accounts receivable, net and other receivables and
finance loans receivable, net
Accounts receivable, net and other receivables
The Company’s accounts receivable,
net, and other receivables as of March 31, 2026, and June 30, 2025, are presented in the table below:
March 31, June 30,
2026 2025
Accounts receivable, trade, net
$
19,674
$
16,433
Accounts receivable, trade, gross
22,163
18,186
Less: Allowance for doubtful accounts receivable, end of period
2,489
1,753
Beginning of period
1,753
1,241
Reversed to statement of operations
(258)
(521)
Charged to statement of operations
1,395
1,856
Write-offs
(473)
(847)
Deconsolidation
(4)
-
Foreign currency adjustment
76
24
Current portion of amount outstanding related to sale of interest in Carbon, net of
allowance: March 2026: $
750
; June 2025: $
750
-
-
Amount due from VantagePay,
net of allowance: March 2026: $
0
; June 2025: $
1,500
2,027
-
Other receivables
23,782
26,092
Total accounts receivable,
net and other receivables
$
45,483
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
for these basic
credit exposures. The
Company determined to
use a lifetime
loss rate by
expressing write-off experience as
a percentage
of corresponding
invoice amounts
(as opposed
to outstanding
balances). The
allowance for credit
losses related to
these receivables
has
been
calculated
by
multiplying
the
lifetime
loss
rate
with
recent
invoice/origination
amounts.
Management
actively
monitors
performance of these receivables over
short periods of time. Different
balances have different rules to
identify an account in distress.
Once balances
in distress are
identified, specific
allowances are immediately
created. Subsequent
recovery from distressed
accounts
is not significant.
The Company previously provided
Vantage
Africa Limited (“VantagePay”)
with a working capital facility
of $
1.5
million. The
Company created an allowance for
credit losses related to
loans receivable of $
1.5
million during the year
ended June 30, 2021, related
to the
full amount
outstanding as
of June
30, 2021.
This amount
was still
outstanding
as of
June 30,
2025. The
Company recently
entered into discussions
with VantagePay
regarding steps to recover
the amount outstanding,
and the Company believes
that there is
sufficient
evidence
to
support
the
recoverability
of
the
amount
due
from
VantagePay
.
The
Company
recorded
a
reversal
of
the
allowance
for
credit
losses
of
$
1.5
million
previously
recognized
during
the
three
and
nine
months
ended
March
31,
2026.
The
Company also recognized outstanding interest of $
0.5
million during the three and nine months ended March 31, 2026.
O
ther receivables include prepayments, deposits, income taxes receivable and other receivables.

3.
Accounts receivable, net and other receivables and
finance loans receivable, net (continued)
Finance loans receivable, net
The Company’s finance
loans receivable, net, as of March 31, 2026, and June 30, 2025, is presented in the table below:
March 31, June 30,
2026
2025
Microlending finance loans receivable, net $
76,694
$
52,492
Microlending finance loans receivable, gross
82,025
56,140
Less: Allowance for doubtful finance loans receivable, end of period
5,331
3,648
Beginning of period
3,648
1,947
Reversed to statement of operations
-
(161)
Charged to statement of operations
6,461
4,301
Write-offs
(4,934)
(2,499)
Foreign currency adjustment
156
60
Merchant finance loans receivable, net
22,717
21,618
Merchant finance loans receivable, gross
25,713
23,214
Less: Allowance for doubtful finance loans receivable, end of period
2,996
1,596
Beginning of period
1,596
2,697
Reversed to statement of operations
(119)
(22)
Charged to statement of operations
1,832
2,576
Write-offs
(384)
(3,709)
Foreign currency adjustment
71
54
Total finance
loans receivable, net
$
99,411
$
74,110
Total
finance
loans
receivable,
net,
comprises
microlending
finance
loans
receivable
related
to
the
Company’s
microlending
operations
in South
Africa as
well as
its merchant
finance loans
receivable related
to Connect’s
lending activities
in South
Africa.
Certain merchant
finance loans
receivable
with an
aggregate balance
of $
21.9
million as
of March
31, 2026
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
to calculate a
lifetime loss rate
for the lending
book. The allowance for
credit losses related
to these microlending finance
loans receivables
is calculated
by multiplying
the lifetime
loss rate
with the
month end
outstanding lending
book. The
lifetime loss
rate as of each of June 30, 2025 and March 31, 2026, was
6.5
%. The performing component (that is, outstanding loan payments not in arrears)
of the
book exceeds
more
than
98
% and
99
%, of
the outstanding
lending book
as of
June 30,
2025, and
March 31,
2026,
respectively.
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
The lifetime
loss rate as of each of June 30, 2025 and March 31, 2026, was approximately
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
91
%,
8
% and
1
%, respectively, of the outstanding lending book
as of March 31, 2026.
4.
Inventory
The Company’s inventory
comprised the following categories as of March 31, 2026, and June 30, 2025:
March 31, June 30,
2026 2025
Raw materials $
2,757
$
2,963
Work-in-progress
225
293
Finished goods
14,512
20,295
$
17,494
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
it manages
primarily
through regular
financing
activities. Interest
rates in
South
Africa have
generally
declined in
recent quarters.
However,
the escalation of
conflict in the
Middle East has
increased oil and
commodity prices and
contributed to heightened
global
market volatility.
This is expected to exert upward pressure on inflation in the near term, which may result in interest rates increasing
toward the end of the year or early next year. Therefore, ignoring the impact of changes to the margin on its borrowings (refer to Note
9) and
value of
borrowings outstanding,
the Company
expects its
cost of
borrowing to
increase moderately
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
Prepaid Company
Proprietary Limited
(“TPC”) to
dispose of
its shares
in Cell
C (or,
after the
Flip-up is
implemented, its
shares in Cell C Listco) (“Relevant Shares”), if certain conditions were met. Under the terms of the agreement, if:
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
of March 31, 2026,
according
to the fair value hierarchy:
Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Related to insurance
business:
$ $ $ $
Cash, cash equivalents and
restricted cash (included
in other long-term assets)
134
-
-
134
Fixed maturity
investments (included in
cash and cash equivalents)
4,233
-
-
4,233
Total assets at fair value
$
4,367
$
-
$
-
$
4,367
The following table presents the
Company’s assets measured
at fair value on a recurring basis as of
June 30, 2025, according to
the fair value hierarchy:
Quoted Price in
Active Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Investment in Cell C $
-
$
-
$
-
$
-
Related to insurance business
Cash and cash equivalents
(included in other long-term
assets)
125
-
-
125
Fixed maturity investments
(included in cash and cash
equivalents)
4,739
-
-
4,739
Total assets at fair value
$
4,864
$
-
$
-
$
4,864
During the nine months ended March 31, 2026, the Company
transferred its investment in Cell C Listco out
of Level 3 following
the
disposal
of
these
equity
securities.
During
the
nine
months
ended
March
31,
2026,
the
Company
recorded
an
increase
in
the
carrying value of its investment in Cell C Listco prior to the disposal of these equity securities.
There were
no
transfers in or out of Level 3 during
the three months ended March 31, 2026
or during the three and nine months
ended March
31, 2025,
respectively.
There was
no
movement in
the carrying
value of
assets measured
at fair
value on
a recurring
basis, and categorized within
Level 3, during the
three months ended March
31, 2026 or
during the three and
nine months ended March
31, 2025, respectively.
Summarized below is the movement in the carrying value of
assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the nine months ended March 31, 2026:
Carrying value
Assets
Balance as of June 30, 2025 $
-
Gain on fair value re-measurement
2,971
Disposal of investment in Cell C
(2,971)
Foreign currency adjustment
(1)
-
Balance as of March 31, 2026 $
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
2026,
and
June 30,
2025, was
as
follows:
March 31, June 30,
2026 2025
Sandulela Technology
(Proprietary) Limited (“Sandulela”)
49.0
%
49.0
%
SmartSwitch Namibia (Proprietary) Limited (“SmartSwitch Namibia”)
50.0
%
50.0
%
SmartSwitch Namibia
The
Company
recorded
a
loss on
impairment
of
equity-accounted
investment
of
$
0.6
million
during
the
nine
months
ended
March 31, 2026, which primarily includes the release of accumulated other comprehensive loss (refer to Note 12).
Other long-term assets
Summarized below is the breakdown of other long-term assets as of March
31, 2026, and June 30, 2025:
March 31, June 30,
2026 2025
Total equity investments
$
250
$
-
Investment in Cell C (June 30, 2025:
5
%) at fair value (Note 5)
(1)
-
-
Investment in
10
% of Cowdi at fair value
(2)
250
-
Investment in
87.5
% of CPS (June 30, 2025:
87.5
%) at fair value
(2)(3)
-
-
Policy holder assets under investment contracts (Note 8)
134
125
Reinsurance assets under insurance contracts (Note 8)
2,312
1,837
Other long-term assets
1,985
1,847
Total other long-term
assets
$
4,681
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
(3) On October 16, 2020,
the High Court of
South Africa, Gauteng Division, Pretoria
ordered that CPS be
placed into liquidation.

6.
Equity-accounted investments and other long-term assets (continued)
Other long-term assets (continued)
During the nine months
ended March 31, 2026,
the Company invested $
0.3
million to acquire a
10
% interest in Cowdi Limited
(“Cowdi”), an entity incorporated in England and Wales,
with operations through a Kenyan wholly-owned subsidiary offering digital loans to customers in that country.
The Company also extended a $
0.75
million credit facility to Cowdi.
The facility was undrawn as
of March 31, 2026.
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
per share at the USD: INR
exchange rates applicable as of
March 31, 2025). The Company
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
disposed of its entire
shareholding in MobiKwik in June 2025.
Summarized below
are the components
of the Company’s
equity securities without
readily determinable
fair value and
held to
maturity investments as of March 31, 2026:
Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in Cowdi $
250
$
-
$
-
$
250
Investment in CPS
-
-
-
-
Total
$
250
$
-
$
-
$
250
Summarized below are the components of the Company’s
equity securities without readily determinable fair value and held to maturity investments as of June 30, 2025:
Cost basis
Unrealized
holding
Unrealized
holding Carrying
gains losses value
Equity securities:
Investment in CPS $
-
$
-
$
-
$
-
Held to maturity:
Investment in Cedar Cellular notes
-
-
-
-

7.
Goodwill and intangible assets, net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2026:
Gross value
Accumulated
impairment
Carrying
value
Balance as of June 30, 2025 $
236,109
$
(36,714)
$
199,395
Impairment loss
-
(388)
(388)
Acquisition (Note 2)
1,586
-
1,586
Deconsolidation of Humble (Note 2)
(1,515)
-
(1,515)
Foreign currency adjustment (1)
9,306
(1,261)
8,045
Balance as of March 31, 2026 $
245,486
$
(38,363)
$
207,123
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
In order to determine
the amount of goodwill
impairments, the estimated
fair value of the
Company’s
reporting units’ business
assets and liabilities were compared to the carrying value of their assets and liabilities. The Company typically uses a discounted cash flow model in order to determine the fair value of its businesses (this is a Level-3 fair value measurement), however the reporting unit
impairment during
the three
and nine
months ended
March 31,
2026, did
not have
any future
cash flows
to discount
following the
termination of its sole revenue generating contract with a customer. Based on this analysis, the Company determined that the carrying value of the reporting units’ business assets and liabilities exceeded their fair value at the reporting date.
In determining the
fair value
of the
reporting unit, the
Company considered key
judgements related to
the reporting unit’s ongoing
revenue growth rates and the reporting unit’s
ability to continue to operate as a going concern.
Nine months ended March 31, 2026, impairment
loss
The Company recognized
an impairment loss
of $
0.4
million as a result
of the impairment
analysis performed
as of March
31,
2026, related to goodwill allocated to its
Switchpay reporting unit within its Merchant segment. The
impairment is included within the
caption impairment loss in the
unaudited condensed consolidated statement
of operations for the three and nine
months ended March
30, 2026.
At June 30, 2025, the fair value of the Switchpay reporting unit exceeded its carrying value by
50
%. The impairment loss in the
Switchpay reporting unit resulted
from the termination of its
sole customer contract
during fiscal 2026 which adversely
impacted its
future cash flows,
growth prospects and its ability to continue as a going concern.
The table presents the components of impairment loss for the three and nine months ended March 31, 2026:
Three months ended
March 31, 2026
Nine months ended
March 31, 2026
Goodwill impairment loss $
388
$
388
Impairment of right-of-use assets (Note 17)
1,528
1,528
Impairment of property,
plant and equipment
(1)
688
688
Balance as of March 31, 2026 $
2,604
$
2,604
(1)
During
the
three
and
nine months
ended
March
31,
2026,
the
Company
commenced
the
process
to
wind
down
its ATM
business and recognized an impairment related to ATMs
recorded in property, plant and equipment
to reduce the carrying amounts of
these assets to
their estimated recoverable
values. The recoverable
values were determined
based on estimated
proceeds expected
to
be
realized
primarily
through the
piecemeal
disposal
of
the
assets.
The
Company’s
management
estimated
the
recoverable
values
based on
observable market
pricing for
similar assets,
adjusted for
the condition,
age and
expected timing
of sale.
These estimates
represent management’s best estimate of fair value
less costs to sell.
The fair value measurements associated
with the impairment were
classified
within
Level
3
of
the
fair
value
hierarchy,
as
the
valuation
incorporates
significant
unobservable
inputs,
including
assumptions regarding expected
selling prices and
market demand for
used ATM
equipment. Actual proceeds
may differ from
these
estimates arising from changes in market conditions or the timing and manner of disposal.

7.
Goodwill and intangible assets, net (continued)
Goodwill (continued)
Goodwill has been allocated to the Company’s
reportable segments as follows:
Merchant Consumer Enterprise
Carrying
value
Balance as of June 30, 2025 $
179,634
$
6,027
$
13,734
$
199,395
Impairment loss
(388)
-
-
(388)
Acquisitions (Note 2)
-
-
1,586
1,586
Deconsolidation of Humble (Note 2)
(1,515)
-
-
(1,515)
Foreign currency adjustment (1)
7,332
247
466
8,045
Balance as of March 31, 2026 $
185,063
$
6,274
$
15,786
$
207,123
(1) The foreign
currency adjustment represents
the effects
of the fluctuations
of the South
African rand
against the U.S.
dollar
on the carrying value.
Intangible assets, net
Carrying value and amortization of intangible assets
Summarized below is
the carrying value
and accumulated amortization
of intangible assets as
of March 31,
2026, and June
30,
2025:
As of March 31, 2026 As of June 30, 2025
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Software, integrated
platform and unpatented
technology $
147,087
$
(55,426)
$
91,661
$
137,099
$
(41,925)
$
95,174
Customer relationships
55,656
(23,648)
32,008
53,369
(18,568)
34,801
Brands and trademarks
(1)
18,980
(18,619)
361
18,233
(8,993)
9,240
FTS patent
2,246
(2,246)
-
2,158
(2,158)
-
Total finite-lived
intangible
assets
$
223,969
$
(99,939)
$
124,030
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
and
timing
to realign
the affected
brands
under the
master brand
and expects
to have
complete alignment
by February
2027,
with
certain brands aligned in December
2025. The change in
brands has resulted in
a change in
the useful lives of
certain of the Company’s
brand
and
trademark
intangible
assets
which
has
resulted
in
an
increase
(excluding
the
impact
on
Adumo
and
GAAP
brands)
in
amortization expense of $
6.3
million during the nine months ended March 31, 2026 compared with the nine months ended March
31,
2025. The change in
the useful lives resulted in
a $
4.6
million increase in the
Company’s net
loss from continuing operations
for the
nine months ended
March 31, 2026,
respectively,
and did not
have a significant
impact on earnings
(loss) per share.
The change did
n ot impact prior periods.

7.
Goodwill and intangible assets, net (continued)
Intangible assets, net (continued)
Aggregate amortization
expense on the finite-lived
intangible assets for the
three months ended March
31, 2026 and 2025,
was
$
6.1
million and $
5.1
million, respectively.
Aggregate amortization
expense on the
finite-lived intangible
assets for the
nine months
ended March 31, 2026 and 2025, was $
25.2
million and $
13.9
million, respectively. Future estimated annual amortization expense for the next five
fiscal years and
thereafter,
assuming exchange
rates that prevailed
on March
31, 2026,
is presented in
the table below.
Actual
amortization
expense
in
future
periods
could
differ
from
this
estimate
as
a
result
of
acquisitions,
changes
in
useful
lives,
exchange rate fluctuations and other relevant factors.
Fiscal 2026 (excluding nine months ended March 31, 2026) $
6,115
Fiscal 2027
22,817
Fiscal 2028
21,782
Fiscal 2029
21,310
Fiscal 2030
19,374
Thereafter
32,632
Total future
estimated annual amortization expense
$
124,030
8.
Assets and policyholder liabilities under insurance and investment contracts
Reinsurance assets and policyholder liabilities under insurance contracts
Summarized below is
the movement in reinsurance
assets and policyholder
liabilities under insurance
contracts during the
nine
months ended March 31, 2026:
Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of June 30, 2025 $
1,837
$
(2,644)
Increase in policyholder benefits under insurance contracts
704
(9,935)
Claims and decrease in policyholders’ benefits under insurance contracts
(306)
9,376
Foreign currency adjustment (3)
77
(110)
Balance as of March 31, 2026 $
2,312
$
(3,313)
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
ended March 31, 2026:
Assets (1)
Investment
contracts (2)
Balance as of June 30, 2025 $
133
$
(125)
Increase in policy holder benefits under investment contracts
4
(4)
Foreign currency adjustment (3)
(3)
(5)
Balance as of March 31, 2026 $
134
$
(134)
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
Reference rate reform
After the
transition
away from
certain
interbank
offered
rates in
foreign
jurisdictions
(“IBOR reform”),
the reforms
to South
Africa’s
reference interest
rate are now
accelerating rapidly.
The Johannesburg
Interbank Average
Rate (“JIBAR”)
will be replaced
by the new South African Overnight Index Average
(“ZARONIA”) following the cessation of JIBAR after its final publication on
31
December
2026.
ZARONIA
reflects
the
interest
rate
at
which
rand-denominated
overnight
wholesale
funds
are
obtained
by
commercial
banks.
The “No
New
JIBAR”
initiative
will commence
on 1
May 2026,
marking
the cut-off
date
from which
market
participants should no
longer enter
into new
financial contracts
referencing JIBAR, except
in clearly
defined and limited
circumstances.
Certain of the
Company’s borrowings referenced JIBAR as
a base interest
rate. In February
2026, the Company amended
its borrowing
agreement to change
the reference rate
from JIBAR to
ZARONIA from April
1, 2026 in
anticipation of the
“No New JIBAR”
initiative.
The reference rate applicable to
Facilities A and B will be
ZARONIA plus a credit adjustment
spread (“CAS”), intended to place
the
parties in
substantially the
same economic
position as
if JIBAR
had not
ceased. As
of April
1, 2026,
ZARONIA and
JIBAR were
6.606
% and
6.760
%, respectively, implying an indicative CAS of
0.154
%, or
15.4
basis points, to align ZARONIA
with the prevailing
JIBAR rate on
that date. The
final CAS will
be determined in
accordance with the
CTA,
either by agreement
between the Company
and
the
facility
agent
or,
failing
agreement,
by
the
facility
agent
using
the
applicable
SARB-recommended
or
market-adopted
methodology.
South Africa
The JIBAR, an average of
3 month negotiable certificates of deposit
(“NCD”) rates, on March 31, 2026,
was
6.75
%. The prime
rate,
the
benchmark
rate
at
which
private
sector
banks
lend
to
the
public
in
South
Africa,
on
March
31,
2026,
was
10.25
%.
The
ZARONIA rate on March 31, 2026, was
7.00
%.
Facilities obtained in February 2025
Long-term borrowings – Facility A and Facility B Agreements
On February 27, 2025, the Company, Lesaka SA and a
number of other subsidiaries of Lesaka
SA entered into a Common Terms
Agreement (the “Original CTA”) with FirstRand
Bank Limited (acting through
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
On February
27, 2026,
the Company,
Lesaka SA
and a
number of
other subsidiaries
of Lesaka
SA, the
Lenders and
the Debt
Guarantor
entered into
a Amended
and Restated
Common Terms
Agreement
(“Restated CTA”)
which replaced
the Original
CTA,
and:
● amended the reference rate from JIBAR TO ZARONIA;
●
aligned the
annual repayment
dates for
Facility B
from February
to March,
with the
final maturity
date unchanged
as
February 27, 2029; and
●
updated
certain provisions to expressly permit the implementation of interest rate hedging.
The Restated CTA was further
amended by a letter dated March 27, 2026.
On March 31, 2026, the Company made its first scheduled repayment of
ZAR
150.0
million ($
9.0
million) related to Facility B.
Short-term facility - General Banking Facility
Concurrent with
the execution
of the
Original CTA,
Lesaka SA
and RMB
entered into
a General
Banking Facility
Agreement
(the “Original GBF Agreement”), which was amended by an addendum dated on or about July 16, 2025. On March 27, 2026, Lesaka
SA and
RMB entered
into an
Amended and
Restated General
Banking Facility
(“Restated GBF
Agreement”) to
amend and
replace
the Original GBF Agreement. Pursuant
to the Restated GBF
Agreement, Lesaka SA and certain
of its subsidiaries have access
to direct
facilities
of
ZAR
1.1
billion
($
67.1
million),
which
include
a
general
banking
facility
(a
demand
facility);
short-term
direct
and
contingent facilities which cover
forward exchange contracts and credit
cards; an indirect facility of ZAR
57.7
million ($
3.4
million)
for bank
guarantees; and
settlement lines
of ZAR
326.0
million ($
19.1
million). The
direct facilities
may be
reallocated as
indirect
facilities, and indirect facilities may be reallocated as direct facilities.
The facilities under the
Restated GBF Agreement were
available for utilization
from March 30, 2026,
and are subject to annual
review by RMB. Lesaka SA
paid an upfront fee of
ZAR
3.45
million ($
0.2
million, translated at rates
applicable as of March 31,
2026)
to the RMB related to this transaction.

9.
Borrowings (continued)
Movement in short-term credit facilities
Summarized below
are the
Company’s
short-term facilities
as of
March 31,
2026, and
the movement
in the
Company’s
short-
term facilities from as of June 30, 2025 to as of March 31, 2026:
RMB RMB Nedbank
GBF Other Facilities Total
Short-term facilities available as of March 31, 2026 $
67,064
$
3,383
$
9,179
$
79,626
Overdraft
67,064
-
-
67,064
Indirect and derivative facilities
-
3,383
9,179
12,562
Movement in utilized overdraft facilities:
No restrictions as to use
24,469
-
-
24,469
Balance as of June 30, 2025
24,469
-
-
24,469
Utilized
93,417
-
-
93,417
Repaid
(82,477)
-
-
(82,477)
Guarantee fee paid
(257)
-
-
(257)
Foreign currency adjustment
(1)
673
-
-
673
Balance as of March 31, 2026
35,825
-
-
35,825
No restrictions as to use
$
35,825
$
-
$
-
$
35,825
Interest rate as of March 31, 2026 (%) (2)
9.75
N/A N/A
Interest rate as of June 30, 2025 (%)
(2)
10.25
N/A N/A
Movement in utilized indirect and derivative facilities:
Balance as of June 30, 2025 $
-
$
1,864
$
119
$
1,983
Guarantees cancelled
-
(1,635)
-
(1,635)
Utilized
-
1,559
-
1,559
Foreign currency adjustment
(1)
-
76
5
81
Balance as of March 31, 2026 $
-
$
1,864
$
124
$
1,988
(1) Represents the effects of the fluctuations between the
ZAR and the U.S. dollar.
(2) RMB GBF interest is set at prime less
0.50
%.
Interest expense incurred under
the Company’s South African short-term borrowings
and included in
the caption interest
expense
on the condensed consolidated statement of operations during the three months ended March 31,
2026 and 2025, was $
0.8
million and
$
0.6
million, respectively.
Interest expense incurred
under the Company’s
South African
short-term borrowings
and included
in the
caption interest
expense on
the condensed
consolidated statement
of operations
during the
nine months
ended March
31, 2026
and
2025, was $
1.9
million and $
2.4
million, respectively.
The
Company
cancelled
Adumo’s
overdraft
arrangements
on
October
1,
2024,
and
settled
Adumo’s
outstanding
overdraft
balance of ZAR
20.0
million ($
1.1
million) on the
same day.
The repayment is
included in the
caption repayment
of bank overdraft
i
ncluded on the Company’s
unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2025.

9.
Borrowings (continued)
Movement in long-term borrowings
Summarized below is the movement in the Company’s
long-term borrowing from as of June 30, 2025 to as of March 31, 2026:
Facilities
Lesaka A Lesaka B
Asset
backed
CCC Total
Included in current $
-
$
8,448
$
3,508
$
-
$
11,956
Included in long-term
120,375
47,873
3,671
16,894
188,813
Opening balance as of June 30, 2025
120,375
56,321
7,179
16,894
200,769
Facilities utilized
-
-
3,763
972
4,735
Facilities repaid
-
(8,953)
(3,635)
-
(12,588)
Non-refundable fees paid
-
-
-
(33)
(33)
Non-refundable fees amortized
233
-
5
20
258
Foreign currency adjustment
(1)
4,931
2,466
320
711
8,428
Closing balance as of March 31, 2026
125,539
49,834
7,632
18,564
201,569
Included in current
-
11,726
3,601
-
15,327
Included in long-term
125,539
38,108
4,031
18,564
186,242
Unamortized fees
(847)
-
-
(14)
(861)
Due within 2 years
-
17,588
2,416
-
20,004
Due within 3 years
126,386
20,520
1,403
18,578
166,887
Due within 4 years
-
-
212
-
212
Due within 5 years $
-
$
-
$
-
$
-
$
-
Interest rates as of March 31, 2026 (%):
10.00
9.90
11.00
10.15
Base rate (%)
6.75
6.75
10.25
10.25
Margin (%)
3.25
3.15
0.75
(0.10)
(2) (3) (4) (5)
Interest rates as of June 30, 2025 (%):
10.54
10.44
11.50
11.70
Base rate (%)
7.29
7.29
10.75
10.75
Margin (%)
3.25
3.15
0.75
0.95
Footnote number (2) (3) (4) (6)
(1) Represents the effects of the fluctuations between the ZAR and the
U.S. dollar.
(2) Interest on Facility A and Facility
B is based on the JIBAR (ZARONIA from April 1,
2026) in effect from time to time plus
an initial margin
of
3.25
% per annum until
June 30, 2025. From
July 1, 2025, the
margin on Facility
A is determined
with reference
to the Net Debt
to EBITDA Ratio, and
the margin will be
either (i)
3.25
%, if the Net Debt
to EBITDA Ratio is
greater than or
equal
to 2.5 times; or (ii)
2.5
%, if the Net Debt to EBITDA Ratio is less than 2.5 times.
(3) Interest on Facility B is calculated based on JIBAR (ZARONIA from April 1, 2026)
from time to time plus an initial margin
of
3.15
% per annum until June 30, 2025. From July 1, 2025, the margin on Facility B is determined with reference to the Net Debt to
EBITDA Ratio, and the margin will be either
(i)
3.15
%, if the Net Debt to EBITDA Ratio is greater than
or equal to 2.5 times; or (ii)
2.4
%, if the Net Debt to EBITDA Ratio is less than 2.5 times.
(4) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
(5) Interest is charged at prime less
0.10
% per annum on the utilized balance.
(6) Interest is charged at prime plus
0.95
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the three months ended March 31,
2026 and 2025, was $
2.3
million and
$
4.2
million, respectively. Prepaid facility fees amortized
included in interest expense during the three months ended March 31, 2026 and 2025, respectively,
were $
0.1
million and $
0.1
million, respectively.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the condensed consolidated statement of operations during the nine months ended March 31, 2026 and 2025, was $
9.8
million and
$
4.2
million, respectively.
Prepaid facility fees amortized included
in interest expense during the nine
months ended March 31, 2026
and 2025, respectively,
were $
0.2
million and $
0.1
million, respectively.

9.
Borrowings (continued)
Movement in long-term borrowings (continued)
Interest expense incurred under the Company’s
South African long-term borrowings to fund its Consumer lending book (for the three
months
ended
March
31,
2026)
and
interest
incurred
under
the
Company’s
CCC and
K2020
facilities
relates
to
borrowings
utilized to fund a portion of the Company’s merchant finance loans receivable were $
1.5
million and $
0.4
million, respectively, and is
included in the caption cost of
goods sold, IT processing, servicing and support
on the condensed consolidated statement of operations
for the three months ended March 31, 2026 and 2025.
Interest expense incurred under the Company’s
South African long-term borrowings to fund its Consumer lending book (for the nine months ended
March 31,
2026)
and interest incurred
under the
Company’s CCC and K2020
facilities relates
to borrowings utilized
to fund a portion
of the Company’s merchant finance loans
receivable were $
4.8
million and $
0.4
million, respectively, and is included
in the caption cost of
goods sold, IT processing,
servicing and support on the
condensed consolidated statement of
operations for the
nine months ended March 31, 2026 and 2025.
The Company
cancelled Adumo’s
long-term
borrowings
arrangements on
October 1,
2024, and
settled Adumo’s
outstanding
balances
of ZAR
126.7
million
($
7.2
million) on
the same
day.
The repayment
is included
in the
caption
repayment of
long-term
borrowings included on the Company’s unaudited
condensed consolidated statements of cash flows for the nine months ended March
31, 2025.
10.
Other payables
Summarized below is the breakdown of other payables as of March
31, 2026, and June 30, 2025:
March 31, June 30,
2026 2025
Vendor
wallet balances
$
24,407
$
19,529
Accruals
14,860
8,469
Clearing accounts
14,475
6,766
Provisions
8,532
8,497
Value
-added tax payable
(A)
7,727
6,347
Deferred consideration due to seller of Recharger
-
13,837
Payroll-related payables
2,264
1,931
Other
7,465
10,659
$
79,730
$
76,035
(A) Value-added
tax payable and the total of Other payables as of June 30, 2025, have each increased by $
4.0
million as a result
of the correction discussed in Note 1.
Other includes deferred income, client deposits and other payables.
In December 2025,
the Company determined
that the liquidation
of CPS is at
an advanced stage
and released an
accrual raised
at the time of
deconsolidation. The release has
been included in the
caption “Other income” in
the consolidated statement of
operations
for the nine months ended March 31, 2026.
11.
Capital structure
Redeemable common stock issued pursuant to transaction with the IFC Investors
Refer to
Note 12
to the
Company’s
audited consolidated
financial statements
included in
its Annual
Report on
Form 10-K
for
the year ended June 30, 2025, for additional information regarding its redeemable common stock issued pursuant to transactions with
the IFC Investors.
During
the
three
and
nine
months
ended
March
31,
2026,
the
IFC
Investors,
specifically
IFC
African,
Latin
American
and
Caribbean Fund, LP
(“ALAC”), made numerous
filings on Form
4 Statement of
Beneficial Ownership with
the United States
Securities
and
Exchange
Commission
reporting
that
ALAC
had
sold
an
aggregate
of
396,397
shares
of
the
Company’s
common
stock
and
therefore
the
additional
contractual
rights,
including
the
put
option
rights
related
to
these
396,397
shares,
expired.
The
Company
reclassified $
4.3
million related to these
396,397
shares sold from redeemable
common stock to additional
paid-in-capital during the
three and nine months ended March 31, 2026.

11.
Capital structure (continued)
Impact of non-vested equity shares on number of shares,
net of treasury
The following table presents a
reconciliation between the number of
shares, net of treasury, presented in the
unaudited condensed
consolidated statement of changes in equity during the nine months ended March 31, 2026 and 2025, respectively,
and the number of
shares, net of treasury,
excluding non-vested equity shares that have not vested as of March 31, 2026 and 2025, respectively:
March 31, March 31,
2026 2025
Number of shares, net of treasury:
Statement of changes in equity
83,246,223
81,278,900
Less: Non-vested equity shares that have not vested as of end of period
2,578,737
2,816,172
Number of shares, net of treasury,
excluding non-vested equity shares that have not
vested
80,667,486
78,462,728
Acquisition of Lesaka Hospitality non-controlling
interests
During
the
three
and
nine
months
ended
March
31,
2026,
the
Company
acquired
all
of
the
issued
share
capital
of
Lesaka
Hospitality (formerly
known as
GAAP Point
of Sale
Proprietary Limited)
(“Lesaka Hospitality”)
that it
did not
previously own
for
approximately $
7.0
million, which was settled
utilizing cash of
$
4.0
million and the
transfer of
662,714
shares of Lesaka’s
common
stock with a fair
value of $
3.0
million on closing on
March 6, 2026.
The
662,714
shares of the
Company’s common stock were sourced
from a pool of shares the Company purchased in October 2024 and December 2025, respectively, and the Company recognized a gain in additional paid-in-capital of $
0.1
million related to the difference between the value on March 6, 2026, and the price paid per share in October
2024 and
December 2025,
respectively.
The acquisition
of the
non-controlling
interests was
accounted
for as
an equity
transaction with
a non-controlling
interest and
accordingly
no
gain or
loss was
recognized
in the
Company’s
unaudited condensed
consolidated
statement
of
operations.
The
carrying
amount
of
the
non-controlling
interest
was
adjusted
to
reflect
the
change
in
ownership interest in Lesaka Hospitality. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $
0.4
million, was recognized in, and increased, total Lesaka equity.
12.
Accumulated other comprehensive loss
The table
below presents
the change
in accumulated
other comprehensive
loss per
component
during the
three months
ended
March 31, 2026:
Three months ended
March 31, 2026
Accumulated
foreign
currency
translation
reserve Total
Balance as of January 1, 2026 $
(168,308)
$
(168,308)
Movement in foreign currency translation reserve related to disposal of subsidiary
(494)
(494)
Movement in foreign currency translation reserve
(7,669)
(7,669)
Balance as of March 31, 2026 $
(176,471)
$
(176,471)
The table
below presents
the change
in accumulated
other comprehensive
loss per
component during
the three
months ended
March 31, 2025:
Three months ended
March 31, 2025
Accumulated
foreign
currency
translation
reserve Total
Balance as of January 1, 2025
(A)
$
(199,720)
$
(199,720)
Movement in foreign currency translation reserve
(A)
6,086
6,086
Balance as of March 31, 2025 (A) $
(193,634)
$
(193,634)

12.
Accumulated other comprehensive loss (continued)
(A) Accumulated other
comprehensive loss and
Total
as of January
1, 2025, have
each decreased by
$
0.2
million as a result
of
the correction discussed in Note 1. Accumulated
other comprehensive loss and Total for the three months ended March
31, 2025, have
each increased by
$
0.08
million as a result
of the correction
discussed in Note
1 to the
amount included in
the caption Movement
in
foreign currency translation reserve.
Accumulated other comprehensive loss
and Total
as of March 31, 2025, have
each increased by
$
0.3
million as a result of the correction discussed in Note 1.
The
table below
presents
the change
in
accumulated
other comprehensive
loss per
component
during
the
nine
months
ended
March 31, 2026:
Nine months ended
March 31, 2026
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2025 (A) $
(185,626)
$
(185,626)
Release of foreign currency translation reserve related to impairment of equity
-accounted
investment
550
550
Release of foreign currency translation reserve related to liquidation of subsidiaries
(516)
(516)
Movement in foreign currency translation reserve (A)
9,121
9,121
Balance as of March 31, 2026 (A) $
(176,471)
$
(176,471)
(A) Accumulated other comprehensive loss and Total
as of July 1, 2025, have each decreased by $
0.04
million as a result of the
correction discussed
in Note
1. Accumulated
other comprehensive
loss and
Total
for the
nine months
ended March
31, 2026,
have
each increased by
$
0.1
million as a result
of the correction,
as discussed in Note
1, to the amount
included in the caption
Movement
in foreign
currency translation
reserve for
the three
months ended
September 30,
2025. Accumulated
other comprehensive
loss and
Total as of March
31, 2026, have each increased by $
0.1
million as a result of the correction discussed in Note 1.
The table
below
presents the
change
in accumulated
other comprehensive
loss per
component
during
the
nine
months ended
March 31, 2025:
a Nine months ended
March 31, 2025
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2024 (A) $
(188,227)
$
(188,227)
Movement in foreign currency translation reserve related to liquidation of subsidiaries
6
6
Movement in foreign currency translation reserve (A)
(5,413)
(5,413)
Balance as of March 31, 2025 (A) $
(193,634)
$
(193,634)
(A) Accumulated other
comprehensive loss and
Total
as of July
1, 2024, have
each increased by
$
0.1
million as a result
of the
correction discussed
in Note
1. Accumulated
other comprehensive
loss and
Total
for the
nine months
ended March
31, 2025,
have
each decreased by
$
0.04
million as a result
of the correction discussed
in Note 1 to
the amount included in
the caption Movement
in
foreign currency translation reserve.
Accumulated other comprehensive loss
and Total
as of March 31, 2025,
have each increased by
$
0.09
million as a result of the correction discussed in Note 1.
The movement in the
foreign currency translation reserve represents
the impact of translation of
consolidated entities which have
a functional currency (which is primarily ZAR) to the Company’s reporting currency, which is USD.

12.
Accumulated other comprehensive loss (continued)
During
the
three
months
ended
March
31,
2026,
the
Company
reclassified
a
gain
of
$
0.5
million
from
accumulated
other
comprehensive loss (accumulated foreign currency translation reserve) to net loss related to the
liquidation of a subsidiary.
There were
no
reclassifications from accumulated other comprehensive loss to net loss during the three months ended March 31, 2025.
During
the
nine
months
ended
March
31,
2026,
the
Company
reclassified
losses
of
$
0.6
million
from
accumulated
other
comprehensive loss (accumulated foreign
currency translation reserve) to
net loss related
to the impairment
on liquidation of an
equity-
accounted investment.
During the
nine months
ended March
31, 2026,
the Company
reclassified an
aggregate gain
of $
0.5
million
from accumulated other comprehensive loss (accumulated
foreign currency translation reserve) to net loss related to the disposal of a
subsidiary
and
the liquidation
of a
subsidiary.
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
The following table summarizes stock option activity for the nine months ended March 31, 2026 and 2025:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - June 30, 2025
5,866,904
8.71
3.55
703
1.20
Outstanding - March 31, 2026
5,866,904
8.71
2.55
1,107
1.20
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
Granted – December 2024
350,000
6.00
-
433
1.24
Granted – December 2024
250,000
8.00
-
177
0.71
Granted – January 2025
100,000
8.00
2.00
71
0.71
Granted – January 2025
150,000
11.00
2.00
107
0.71
Granted – January 2025
150,000
14.00
2.00
123
0.82
Exercised
(36,345)
3.02
-
70
-
Forfeited
(13,333)
11.23
- -
8.83
Outstanding - March 31, 2025
5,868,570
8.71
3.79
886
1.20
No
stock options were awarded during the
three and nine months ended March
31, 2026. The Company awarded
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
1,000,000
stock options expire on
January 31, 2029.
No
stock options were exercised or forfeited during the three and nine months ended March 31, 2026. During the three and nine
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
ended March 31,
2025:
Nine months
ended
March 31,
2025
Expected volatility
42
%
Expected dividends
0
%
Expected life (in years)
2
Risk-free rate
4.3
%
The following table presents stock options vested and expected to vest as of
March 31, 2026:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested
and expecting to vest - March 31, 2026
5,866,904
8.71
2.55
1,107
These options have an exercise price range of $
3.01
to $
14.00
.
The following table presents stock options that are exercisable as of March
31, 2026:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - March 31, 2026
866,904
3.99
2.95
1,107
No
stock options became exercisable during each of the three and nine months ended March 31, 2026 and 2025. During each of
the three and nine months ended March
31, 2025,
26,982
stock options became exercisable. The Company issues
new shares to satisfy
stock option exercises.

13.
Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2026 and 2025:
Number of
shares of
restricted stock
Weighted
average grant
date fair value
($’000)
Non-vested – June 30, 2025
2,169,900
7,833
Total granted
1,009,095
4,012
Granted – July 2025
3,772
17
Granted – August 2025
5,323
25
Granted – September 2025
200,000
922
Granted – October 2025
215,000
905
Granted – November 2025
160,000
708
Granted – November 2025, with performance conditions
245,000
598
Granted – February 2026
150,000
698
Granted – March 2026
30,000
139
Total vested
(238,845)
949
Vested
– August 2025
(10,933)
50
Vested
– October 2025
(33,333)
139
Vested
– November 2025
(120,434)
465
Vested
– December 2025
(52,479)
196
Vested
– February 2025
(21,666)
99
Forfeitures
(361,413)
1,437
Forfeitures
(103,545)
475
Forfeitures December 2022 award with market conditions
(257,868)
962
Non-vested – March 31, 2026
2,578,737
9,825
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
10,955

13.
Stock-based compensation (continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Grants
In July,
August, September,
October and
November 2025,
and February
and March
2026, respectively,
the Company
granted
3,772
;
5,323
;
200,000
;
215,000
;
160,000
;
150,000
; and
30,000
shares of restricted stock to employees which have time-based vesting conditions and which are subject to the employees’ continued employment with the Company through the applicable vesting dates.
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
had previously
agreed to
grant an
advisor
5,500
shares per
month in
lieu of cash
for ad
hoc consulting
services
provided to the Company. The Company and the advisor have agreed that the Company will issue the shares to the advisor, in arrears, on a
quarterly basis.
During the
nine months
ended March
31, 2026,
the Company
recorded a
stock-based compensation
charge of
$
0.1
million and included
the issuance of
27,500
shares of common
stock in its
issued and outstanding
share count.
No
shares were
issued during the three months ended March 31, 2026. During the third quarter of fiscal 2026, the Company and the consultant agreed that
49,500
shares of the Company’s common stock that were
previously issued would be forfeited and
a cash payment of $
0.2
million
was made in lieu of the forfeited shares.
Vesting
In August,
October,
November and
December 2025,
and in
January 2026,
an aggregate
of
238,845
shares of
restricted
stock
granted to employees vested. Certain employees elected for
79,133
shares to be withheld to satisfy the withholding tax liability on the vesting of their shares. These
79,133
shares have been included in the Company’s
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
2026,
respectively,
employees
forfeited
80,080
and
103,545
shares
of
restricted stock following their
termination of employment with
the Company. During the nine months
ended March 31,
2026,
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
ended March
31, 2026
and 2025,
of
$
1.3
million and $
2.5
million, respectively,
which comprised:
Total
charge
Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Three months ended March 31, 2026
Stock-based compensation charge
$
1,406
$ - $
1,406
Stock compensation charge related to ESOP
167
-
167
Reversal of stock compensation charge related to restricted
stock forfeited
(239)
-
(239)
Total - three months
ended March 31, 2026
$
1,334
$ - $
1,334
Three months ended March 31, 2025
Stock-based compensation charge
$
2,531
$ - $
2,531
Reversal of stock compensation charge related to restricted
stock forfeited
(34)
-
(34)
Total - three months
ended March 31, 2025
$
2,497
$ - $
2,497
The Company recorded a stock-based
compensation charge, net, during the nine
months ended March 31, 2026
and 2025, of $
5.1
million and $
7.5
million respectively, which
comprised:
a
Total
charge
Allocated to cost
of goods sold, IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Nine months ended March 31, 2026
Stock-based compensation charge
$
4,947
$ - $
4,947
Stock compensation charge related to ESOP
495
-
495
Reversal of stock compensation charge related to
restricted
stock forfeited
(302)
-
(302)
Total - nine months
ended March 31, 2026
$
5,140
$ - $
5,140
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
related to the Recharger
acquisition are included
in the caption transaction
costs related to
Adumo, Recharger
and Bank Zero acquisitions and certain compensation costs included on the unaudited condensed consolidated statement of operations
for the three
and nine months
ended March 31,
2025. These stock-based charges
are classified as
cash settled awards
and were included
i
n other payables as of March 31, 2025.

13.
Stock-based compensation (continued)
As of March 31, 2026,
the total unrecognized compensation
cost related to stock options
was $
2.9
million, which the Company
expects to recognize over
two years
. As of March
31, 2026, the total
unrecognized compensation cost related to
restricted stock awards
was $
6.6
million, which the Company expects to recognize over
two years
.
During the three months ended March 31, 2026 and 2025, the Company recorded a deferred tax benefit of $
0.1
million and $
0.3
million,
respectively,
related
to the
stock-based
compensation
charge
recognized
related to
employees
of Lesaka.
During
the
nine
months ended March 31, 2026 and
2025, the Company recorded a deferred
tax benefit of $
0.6
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
14.
Earnings (Loss)
per share
The Company
has issued redeemable
common stock
which is redeemable
at an amount
other than
fair value.
Redemption of
a
class of
common stock
at other
than fair
value increases
or decreases
the carrying
amount of
the redeemable
common stock
and is
reflected in basic earnings
per share using the two-class
method. There were
no
redemptions of common stock, or
adjustments to the
carrying value of the redeemable common stock during the three months ended March 31, 2026 and 2025, except as described in
Note
11. Accordingly,
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
ended March
31, 2026
and
2025,
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
stock options
do not
contain non-forfeitable
dividend rights.
The Company
has excluded
employee stock
options to
purchase
198,203
shares of common stock from the calculation of diluted
loss per share during the three months ended March 31,
2025 because
the
effect
would
be
antidilutive.
The
Company
has
excluded
employee
stock
options
to
purchase
151,424
and
206,068
shares
of
common stock from the calculation
of diluted loss per
share during the nine
months ended March 31, 2026
and 2025 because the
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
30, 2025.

14.
Earnings (Loss)
per share (continued)
The following table
presents net earnings
(loss) attributable to
Lesaka and the
share data used in
the basic and
diluted earnings
(loss) per share computations using the two-class method:
Three months ended Nine months ended
March 31, March 31,
2026 2025 2026 2025
(in thousands except (in thousands except
percent and percent and
per share data) per share data)
Numerator:
Net earnings (loss) attributable to Lesaka (A)
$
552
$
(22,353)
$
(461)
$
(59,659)
Undistributed Earnings (Loss)
(A)
552
(22,353)
(461)
(59,659)
Percent allocated to common shareholders
(Calculation 1)
97%
96%
97%
96%
Numerator for earnings (loss) per share: basic
and diluted
$
535
$
(21,546)
$
(446)
$
(57,507)
Denominator
Denominator for basic earnings (loss) per share:
Weighted-average
common shares outstanding
79,300
78,347
78,895
69,724
Effect of dilutive securities:
Stock options
179
-
-
-
Denominator for diluted earnings (loss)
per share: adjusted weighted average
common shares outstanding and assuming
conversion
79,479
78,347
78,895
69,724
Earnings (Loss) per share:
Basic
(A)
$
0.01
$
(0.28)
$
(0.01)
$
(0.82)
Diluted
(A)
$
0.01
$
(0.28)
$
(0.01)
$
(0.82)
(Calculation 1)
Basic weighted-average common shares
outstanding (A)
79,300
78,347
78,895
69,724
Basic weighted-average common shares
outstanding and unvested restricted shares
expected to vest (B)
81,845
81,282
81,464
72,333
Percent allocated to common shareholders
(A) / (B)
97%
96%
97%
96%
(A) Net loss attributable to
Lesaka and Undistributed
loss for the three and nine
months ended March 31, 2025,
have decreased
by $
0.3
million and
$
0.9
million, respectively,
as a
result of
the correction
discussed in
Note 1.
Net loss
attributable to
Lesaka and
Undistributed loss for the nine months ended March 31,
2026, has decreased by $
0.4
million, as a result of the correction,
as discussed
in Note
1, to
the amount
included in
the captions
Net loss
attributable to
Lesaka and
Undistributed loss
for the
three months
ended
September 30, 2025. The correction of the error did not impact Basic and Diluted loss per share for the three months ended March 31,
2025,
or the
nine months
ended March
31, 2026.
Basic and Diluted
loss per
share for
the nine months
ended March
31, 2025,
each
decreased by $
0.01
(one U.S. cent).
Options to
purchase
6,493,683
shares of
the Company’s
common stock
at prices
ranging from
$
4.87
to $
14.00
per share
were
outstanding during
the three
and nine
months ended
March 31,
2026, but
were not
included in
the computation
of diluted
earnings
(loss) per share
because the options’
exercise price was
greater than the
average market price
of the Company’s common
stock. Options
to purchase
5,143,500
shares of
the Company’s
common
stock at
prices ranging
from $
6.00
to $
14.00
per share
were outstanding
during the three
and nine months
ended March 31,
2025, but were
not included in
the computation of
diluted loss per
share because
the options’ exercise
price was greater
than the average market
price of the Company’s
common stock. The options,
which expire at
v arious dates through February 3, 2032, were still outstanding as of March 31, 2026.

15.
Supplemental cash flow information
The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2026 and 2025:
Three months ended Nine months ended
March 31, March 31,
2026 2025 2026 2025
Cash received from interest
$
610
$
641
$
1,646
$
1,938
Cash paid for interest
$
5,856
$
2,809
$
17,785
$
10,322
Cash paid for income taxes
$
522
$
505
$
5,660
$
3,713
Disaggregation of cash, cash equivalents and restricted
cash
Cash, cash equivalents and restricted
cash included on the Company’s unaudited condensed consolidated statement of cash flows
includes restricted
cash related
to cash
withdrawn from
the Company’s
debt facilities
to fund
ATMs.
This facility
was cancelled
in
November 2024.
The Company
was only permitted
to use this
cash to
fund ATMs
and this cash
was considered
restricted as
to use
and therefore was classified
as restricted cash.
Cash, cash equivalents
and restricted cash also
includes cash in certain
bank accounts
that has been
ceded to Nedbank.
As this cash has
been pledged and
ceded it may
not be drawn
and is considered
restricted as to
use
and
therefore is
classified as
restricted
cash as
well. The
following
table presents
the disaggregation
of cash,
cash equivalents
and
restricted cash as of March 31, 2026 and 2025, and June 30, 2025:
March 31,
2026
March 31,
2025 June 30, 2025
Cash and cash equivalents $
90,573
$
71,008
$
76,520
Restricted cash
124
115
119
Cash, cash equivalents and restricted cash $
90,697
$
71,123
$
76,639
Leases
The following table presents supplemental
cash flow disclosure related to leases
for the three and nine months
ended March 31,
2026 and 2025:
Three months ended Nine months ended
March 31, March 31,
2026
2025
2026
2025
Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from operating leases $
1,508
$
1,256
$
4,334
$
3,472
Right-of-use assets obtained in exchange for lease
obligations
Operating leases $
306
$
2,411
$
4,529
$
3,629

16.
Revenue recognition
Disaggregation of revenue
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the three months ended March 31, 2026:
Merchant Consumer Enterprise Total
Processing fees
$
37,406
$
10,670
$
11,298
$
59,374
South Africa
35,574
10,670
11,298
57,542
Rest of Africa
1,832
-
-
1,832
Technology
products
5,968
45
1,439
7,452
South Africa
5,906
45
1,439
7,390
Rest of Africa
62
-
-
62
Prepaid airtime sold
79,508
55
5,224
84,787
South Africa
70,972
55
5,224
76,251
Rest of Africa
8,536
-
-
8,536
Account holder fees
-
2,432
-
2,432
Other
1,093
239
495
1,827
South Africa
867
239
495
1,601
Rest of Africa
226
-
-
226
Total revenue under
ASC 606, derived from the
following geographic locations
123,975
13,441
18,456
155,872
South Africa
113,319
13,441
18,456
145,216
Rest of Africa
10,656
-
-
10,656
Lending revenue
-
8,339
-
8,339
Interest from customers
2,297
7,491
-
9,788
Insurance revenue
-
9,052
-
9,052
Total non-ASC 606
revenue
2,297
24,882
-
27,179
Revenue
$
126,272
$
38,323
$
18,456
$
183,051
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the three months ended March 31, 2025:
Merchant Consumer Enterprise Total
Processing fees
$
32,553
$
7,583
$
6,581
$
46,717
South Africa
30,795
7,583
6,581
44,959
Rest of Africa
1,758
-
-
1,758
Technology
products
5,863
29
971
6,863
South Africa
5,790
29
971
6,790
Rest of Africa
73
-
-
73
Prepaid airtime sold
87,010
26
1,556
88,592
South Africa
80,340
26
1,556
81,922
Rest of Africa
6,670
-
-
6,670
Account holder fees
-
1,791
-
1,791
Other
998
850
29
1,877
South Africa
944
850
29
1,823
Rest of Africa
54
-
-
54
Total revenue under
ASC 606, derived from the
following geographic locations
126,424
10,279
9,137
145,840
South Africa
117,869
10,279
9,137
137,285
Rest of Africa
8,555
-
-
8,555
Lending revenue
-
8,143
-
8,143
Interest from customers
1,793
504
-
2,297
Insurance revenue
-
5,170
-
5,170
Total non-ASC 606
revenue
1,793
13,817
-
15,610
Revenue
$
128,217
$
24,096
$
9,137
$
161,450

16.
Revenue recognition (continued)
Disaggregation of revenue (continued)
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the nine months ended March 31, 2026:
Merchant Consumer Enterprise Total
Processing fees
$
109,420
$
30,093
$
34,899
$
174,412
South Africa
103,440
30,093
34,899
168,432
Rest of Africa
5,980
-
-
5,980
Technology
products
21,128
210
3,256
24,594
South Africa
20,919
210
3,256
24,385
Rest of Africa
209
-
-
209
Prepaid airtime sold
243,584
138
8,551
252,273
South Africa
219,003
138
8,551
227,692
Rest of Africa
24,581
-
-
24,581
Account holder fees
-
6,850
-
6,850
Other
2,907
769
783
4,459
South Africa
2,358
769
783
3,910
Rest of Africa
549
-
-
549
Total revenue under
ASC 606, derived from the
following geographic locations
377,039
38,060
47,489
462,588
South Africa
345,720
38,060
47,489
431,269
Rest of Africa
31,319
-
-
31,319
Lending revenue
-
22,362
-
22,362
Interest from customers
6,688
17,728
-
24,416
Insurance revenue
-
23,867
-
23,867
Total non-ASC 606
revenue
6,688
63,957
-
70,645
Revenue
$
383,727
$
102,017
$
47,489
$
533,233
The
following
table
presents
the
Company’s
revenue
disaggregated
by
major
revenue
streams,
including
a
reconciliation
to
reportable segments for the nine months ended March 31, 2025:
Merchant Consumer Enterprise Total
Processing fees
$
92,715
$
22,975
$
18,918
$
134,608
South Africa
87,292
22,975
18,918
129,185
Rest of Africa
5,423
-
-
5,423
Technology
products
15,829
96
3,449
19,374
South Africa
15,619
96
3,449
19,164
Rest of Africa
210
-
-
210
Prepaid airtime sold
279,076
66
4,794
283,936
South Africa
259,747
66
4,794
264,607
Rest of Africa
19,329
-
-
19,329
Account holder fees
-
5,255
-
5,255
Other
3,197
2,228
80
5,505
South Africa
3,029
2,228
80
5,337
Rest of Africa
168
-
-
168
Total revenue under
ASC 606, derived from the
following geographic locations
390,817
30,620
27,241
448,678
South Africa
365,687
30,620
27,241
423,548
Rest of Africa
25,130
-
-
25,130
Lending revenue
-
22,475
-
22,475
Interest from customers
5,079
624
-
5,703
Insurance revenue
-
14,378
-
14,378
Total non-ASC 606
revenue
5,079
37,477
-
42,556
Revenue
$
395,896
$
68,097
$
27,241
$
491,234

17.
Leases
The
Company
has
entered
into leasing
arrangements
classified
as operating
leases under
accounting
guidance.
These leasing
arrangements
relate
to
the
lease
of
its
corporate
head
office
and
sales
and
administration
offices
of
its
Merchant,
Consumer
and
Enterprise businesses. The Company’s operating leases have remaining lease terms of between one
and
five years
. The Company also
operates parts
of its
consumer business
from locations
which it
leases for
a period
of less
than
one year
. The
Company’s
operating
lease expense during
the three
months ended March
31, 2026 and
2025 was $
1.5
million and
$
1.3
million, respectively. The Company’s
operating lease expense during the nine months ended March 31, 2026 and 2025 was $
4.3
million and $
3.5
million, respectively.
The
Company
has
also
entered
into
short-term
leasing
arrangements,
primarily
for
the
lease
of
branch
locations
and
other
locations,
to operate its consumer
business in South Africa.
The Company’s
short-term lease expense during
the three months ended
March 31, 2026 and 2025,
was $
0.6
million and $
1.1
million, respectively.
The Company’s
short-term lease expense during
the nine
months ended March 31, 2026 and 2025, was $
1.4
million and $
3.4
million, respectively.
In December
2025, the
Company,
through Lesaka
SA, entered
into a
leasing arrangement
for
a new
corporate head
office
in
Rosebank, Gauteng,
South Africa
with Oxford
Parks Proprietary
Limited, a
limited liability
private company
incorporated in
South
Africa. The lease
commences on July 1,
2026 and is
for a period
of
10 years
with
two
renewal options of
five years
each. The Company
has secured
beneficial occupation
from April
1, 2026,
and is required
to deliver
a bank
guarantee or
cash of
$
0.4
million (ZAR
7.5
million, translated at exchange rates applicable as of March 31,
2026). The Company expects to pay an annual basic lease expense of
$
1.5
million (ZAR
25.1
million, translated at exchange rates applicable as of March 31, 2026), which increases by
6.25
% per annum.
The Company has
not recorded an
operating lease right
-of-use (“ROU”) asset
or a operating
lease liability related
to this lease
in its
unaudited condensed
consolidated balance
sheet as
of March
31, 2026,
because the
Company determined
it did
not have
beneficial
occupation as of March 31, 2026.
The Company
determined that its
existing operating
lease arrangements
for its corporate
head office
and certain
related leased
facilities will
no longer
be utilized
as originally
intended as
a result
of the
new lease
arrangement
and the
planned transition
of its
corporate head office and
other operating activities
to the new
premises. Accordingly, the Company identified
indicators of impairment
for the related ROU assets and certain items of property,
plant and equipment.
The Company evaluated the impacted ROU assets for impairment. The asset groups consisted of operating lease ROU assets and
related
leasehold
improvements
associated
with
the
affected
locations
as
well
as
certain
items
of
property,
plant
and
equipment,
including furniture
and office
equipment. The
recoverability test
indicated that
the carrying
amounts of
these asset
groups were
not
recoverable, as the undiscounted future cash flows were insufficient to recover their carrying values.
The Company measured
these operating lease
ROU assets and
related leasehold improvements
at fair value
on a non-recurring
basis during the three and nine months ended March 31, 2026, as a result of impairment. These fair value measurements are classified within Level
3 of
the fair
value hierarchy.
Fair value
was estimated
using a
discounted cash
flow methodology,
which incorporates
significant unobservable inputs, including
assumptions related to remaining
lease terms, expected sublease income
and market rental
rates.
As a
result, the
Company recorded
an impairment
charge of
$
1.5
million during
the three
and nine
months ended
March 31,
2026,
representing
the
excess
of
the
carrying
amount
of
the
affected
ROU
assets
and
related
leasehold
improvements
over
their
estimated fair value. The impairment charge is included in the caption impairment loss (refer to Note 7) in the
condensed consolidated
statement of
operations for
the three
and nine
months ended
March 31,
2026. The
impairment did
not impact
the related
operating
lease liabilities.
The following table presents supplemental balance
sheet disclosure related to the
Company’s right-of-use assets and its operating
lease liabilities as of March 31, 2026 and June 30, 2025:
March 31, June 30,
2026 2025
Right of use assets obtained in exchange for lease obligations:
Weighted average
remaining lease term (years)
2.49
2.84
Weighted average
discount rate (percent)
8.8
9.8

17.
Leases (continued)
The maturities of the Company’s
operating lease liabilities as of March 31, 2026, are presented below:
Maturities of operating lease liabilities
Year
ended June 30,
2026 (excluding nine months to March 31, 2026) $
1,580
2027
4,453
2028
3,055
2029
1,590
2030
897
Thereafter
108
Total undiscounted
operating lease liabilities
11,683
Less imputed interest
1,442
Total operating lease liabilities,
included in
10,241
Operating lease liability - current
4,353
Operating lease liability - long-term $
5,888
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
2025,
refer to
Note 16.
The Company
writes life
insurance contracts,
primarily
funeral-benefit
policies, and
policy holders
pay the
Company a monthly
insurance premium. The
Company also earns
fees from the
provision of physical
and digital prepaid
and secure
p
ayout solutions for South African businesses.

18.
Operating segments
Operating segments
The Enterprise segment provides its business and government-related customers with transaction processing services that involve
the collection,
transmittal and
retrieval of
transaction data.
The Company
offers
landlords access
to Recharger
’s
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
nine
months
ended
March
31,
2026,
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
and certain other
segment information for
the three months
ended March 31, 2026 and 2025, respectively,
is as follows:
Three months ended March 31, 2026
Merchant Consumer Enterprise Total
Revenue from external customers $
126,272
$
38,323
$
18,456
$
183,051
Intersegment revenues
806
-
522
1,328
Segment revenue
(z)
127,078
38,323
18,978
184,379
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support (y)
99,480
12,629
13,143
125,252
Selling, general and
administration (1)(2)
18,370
12,679
3,710
34,759
Segment adjusted EBITDA $
9,228
$
13,015
$
2,125
$
24,368
Operating segments
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
3,613
$
774
$
113
$
6,043
$
10,543
Expenditures for long-lived assets $
3,764
$
120
$
719
$
-
$
4,603
Three months ended March 31, 2025
Merchant Consumer Enterprise Total
Revenue from external customers $
128,217
$
24,096
$
9,137
$
161,450
Intersegment revenues
564
-
307
871
Segment revenue
(z)
128,781
24,096
9,444
162,321
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support (y)(A)
104,869
8,373
9,702
122,944
Selling, general and
administration (A)(1)(3)
16,012
9,390
(391)
25,011
Segment adjusted EBITDA (A) $
7,900
$
6,333
$
133
$
14,366
(z) includes interest revenue of: $
1,793
$
1,400
$
-
$
3,193
(y) includes interest expense of: $
419
$
890
$
-
$
1,309
Operating segments
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
3,111
$
255
$
89
$
4,974
$
8,429
Expenditures for long-lived assets $
3,862
$
191
$
437
$
-
$
4,490
(A) Cost of goods
sold, IT processing, servicing
and support and Selling,
general and administration for
Merchant and Total
for
the three months
ended March 31,
2025 have each
increased by
$
0.2
million and $
0.05
million, respectively, as a
result of the
correction
discussed
in
Note
1.
Segment
Adjusted
EBITDA
for
Merchant
and
Total
for
the
three
months
ended
March
31,
2025
have
each
decreased by $
0.2
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
March 31,
2026, includes retrenchment
costs for Merchant
of $
0.3
million (ZAR
5.0
million), Consumer of $
0.02
million (ZAR
0.3
million) and Enterprise of $
0.1
million (ZAR
1.1
million).
(3) Segment Adjusted
EBITDA for the
three months ended
March 31, 2025,
includes retrenchment and
reorganization costs for
M erchant of $
0.7
million (ZAR
12.9
million) and Enterprise of $
0.3
million (ZAR
5.4
million).

18.
Operating segments (continued)
The table below
presents the reconciliation
of revenue from
external customers
to the reportable
segment’s
revenue, significant
expenditures, the Company’s reportable segment’s measure of
profit or loss,
and certain other
segment information for
the nine months
ended March 31, 2026 and 2025, respectively,
is as follows:
Nine months ended March 31, 2026
Merchant Consumer Enterprise Total
Revenue from external customers $
383,727
$
102,017
$
47,489
$
533,233
Intersegment revenues
2,220
-
1,138
3,358
Segment revenue (z)
385,947
102,017
48,627
536,591
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support (y)(A)
300,541
33,599
34,456
368,596
Selling, general and
administration
(A)(1)(2)
57,294
37,600
9,354
104,248
Segment adjusted EBITDA
(A)
$
28,112
$
30,818
$
4,817
$
63,747
(z) includes interest revenue of: $
4,584
$
12,405
$
-
$
16,989
(y) includes interest expense of: $
972
$
2,367
$
-
$
3,339
Operating segments
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
10,666
$
1,394
$
287
$
24,658
$
37,005
Expenditures for long-lived assets $
12,237
$
488
$
1,927
$
-
$
14,652
Nine months ended March 31, 2025
Merchant Consumer Enterprise Total
Revenue from external customers $
395,896
$
68,097
$
27,241
$
491,234
Intersegment revenues
1,746
-
3,018
4,764
Segment revenue (z)
397,642
68,097
30,259
495,998
Less segment-related expenses:
Cost of goods sold, IT processing,
servicing and support
(y)(A)
324,109
25,910
24,050
374,069
Selling, general and
administration (A)(1)(3)
48,214
27,116
5,745
81,075
Segment adjusted EBITDA (A) $
25,319
$
15,071
$
464
$
40,854
(z) includes interest revenue of: $
5,079
$
1,520
$
-
$
6,599
(y) includes interest expense of: $
1,185
$
2,478
$
-
$
3,663
Operating segments
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
8,365
$
692
$
283
$
13,588
$
22,928
Expenditures for long-lived assets $
13,647
$
897
$
830
$
-
$
15,374

18.
Operating segments (continued)
(A) Cost of goods sold, IT processing, servicing and support and
Selling, general and administration for Merchant and Total
for
the nine months ended March 31, 2025 have each increased
by $
0.5
million and $
0.2
million, respectively, as a result of the correction
discussed
in
Note
1.
Segment
Adjusted
EBITDA
for
Merchant
and
Total
for
the
nine
months
ended
March
31,
2025
have
each
decreased by $
0.7
million as a result of the correction discussed in Note 1.
Cost of goods sold, IT
processing, servicing and support and
Selling, general and administration
for Merchant and Total
for the
nine months ended March 31, 2026
have each increased by $
0.2
million and $
0.06
million, respectively,
as a result of the correction,
as discussed in
Note 1, to
the amount included
in the captions
Cost of goods
sold, IT processing,
servicing and
support and Selling,
general and
administration for the
three months ended
September 30, 2025.
Segment Adjusted EBITDA
for Merchant
and Total
for
the nine months ended March 31, 2026 have each decreased by $
0.2
million as a result of the correction, as discussed in Note 1, to the amount included in the caption Segment Adjusted EBITDA for
the three months ended September 30, 2025.
1)
Selling,
general
and
administration
includes
human
capital-related
expenses
(including
base
salary
and
bonus),
IT-related
expenses
(including
software
licenses,
hardware
maintenance,
hosting,
and
communication
expenses),
professional
fees
(including
audit, legal,
consulting and
other fees),
lease and
utilities expenses,
the allowance
for credit
losses and
other operating
and support
expenses.
(2) Segment
Adjusted EBITDA
for the
nine months
ended March
31, 2026,
includes retrenchment
costs for
Merchant of
$
0.7
million (ZAR
12.4
million), Consumer of $
0.2
million (ZAR
2.9
million), and Enterprise of $
0.03
million (ZAR
0.3
million).
(3) Segment
Adjusted EBITDA
for the nine
months ended March
31, 2025,
includes retrenchment
and reorganization
costs for
Merchant of
$
0.7
million (ZAR
12.9
million), Consumer of
$
0.1
million (ZAR
1.5
million) and Enterprise
of $
0.3
million (ZAR
5.6
million).
The reconciliation of the reportable segments’ measures of profit or loss to income (loss) before income tax expense for the three and nine months ended March 31, 2026 and 2025, is as follows:
Three months ended Nine months ended
March 31, March 31,
2026 2025 2026 2025
Reportable segments' measure of profit or loss (A) $
24,368
$
14,366
$
63,747
$
40,854
Operating loss: Group costs
(3,756)
(1,772)
(10,263)
(7,541)
Once-off costs
(2,553)
(2,306)
(3,067)
(4,599)
Interest adjustment
-
890
-
2,478
Unrealized (Loss) Gain FV for currency adjustments
(181)
114
16
(102)
Stock-based compensation charge adjustments
(1,334)
(2,497)
(5,140)
(7,518)
Depreciation and amortization
(10,543)
(8,429)
(37,005)
(22,928)
Loss on disposal of equity-accounted investments
-
-
(584)
(161)
Impairment loss
(1)
(1,916)
-
(1,916)
-
Change in fair value of equity securities
(378)
(20,421)
2,593
(54,152)
Other income
-
-
3,883
-
Loss on disposal of equity securities
-
-
(730)
-
Reversal of allowance for doubtful loan receivable
1,500
-
1,500
-
Interest income
1,154
645
2,201
1,952
Interest expense (A)
(4,477)
(5,869)
(14,081)
(17,251)
Income (Loss) before income tax expense (A) $
1,884
$
(25,279)
$
1,154
$
(68,968)
(A) Reportable segments’ measure of profit or loss for the three and nine months ended
March 31, 2025, have decreased by $
0.2
million and $
0.7
million, respectively, as a result of the correction discussed in Note 1. Interest expense for the three and nine months
ended March 31, 2025, have
increased by $
0.09
million and $
0.3
million, respectively,
as a result of the correction discussed
in Note
1.
Net
loss
before
taxes
for
the
three
and
nine
months
ended
March
31,
2025,
have
decreased
by
$
0.9
million
and
$
0.9
million,
respectively, as a result of
the correction discussed in Note 1.
Reportable
segments’
measure
of
profit
or
loss
and
net
loss
before
taxes
for
the
nine
months
ended
March
31,
2026,
have
decreased by $
0.2
million and $
0.4
million, as a result of the correction, as discussed in Note 1, to the amount included in the captions
Reportable
segments’
measure of
profit
or loss
and
net loss
before
taxes for
the three
months ended
September 30,
2025.
Interest
expense for the
nine months ended
March 31, 2026, has
increased by $
0.1
million, as a result
of the correction,
as discussed in Note
1, to the amount included in the caption Interest expense for the three months ended September 30, 2025.
(1) Impairment loss excludes an amount of $
0.7
million which is included in the caption Once-off costs related to the exit of the
ATM
business.

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
For the three and
nine months ended March 31,
2026, the Company’s effective tax rate was
impacted by the tax
expense recorded
by the Company’s
profitable South African
operations,
non-taxable income
(including the fair
value adjustment on
equity securities
and other
income) and non
-deductible and
expenses (including
certain impairment
losses and
transaction-related expenditures).
The
Company’s income tax expense was impacted by a higher deferred tax benefit as a result of the reduction in the useful lives of certain of the
Company’s
brand and
trademark intangible
assets which
has resulted
in an
increase in
amortization expense
during the
nine
months ended March 31, 2026.
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
Uncertain tax positions
As of March 31, 2026 and June 30, 2025, the
Company had
no
unrecognized tax benefits. The Company files income tax returns mainly in South Africa, Botswana, Namibia and in the U.S. federal jurisdiction. As of March 31, 2026, the Company’s South African
subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2020.
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
RMB has
issued
guarantees
to
these
third
parties
amounting
to
ZAR
31.8
million
($
1.9
million,
translated
at
exchange
rates
applicable as of March 31, 2026) thereby utilizing part of the Company’s short-term facilities.
Nedbank has
issued guarantees
to these
third parties
amounting to
ZAR
2.1
million ($
0.1
million, translated
at exchange
rates
applicable
as of
March 31,
2026) thereby
utilizing part
of the
Company’s
short-term
facilities. The
Company
pays commission
of
between
0.47
% per annum to
1.84
% per annum of the face
value of these guarantees and does
not recover any of the commission
from
third parties.
The Company
has not
recognized any
obligation related
to these
guarantees in
its consolidated
balance sheet
as of
March 31,
2026. The maximum
potential amount that
the Company could
pay under these
guarantees is ZAR
35.1
million ($
2.0
million, translated
at exchange rates applicable as
of March 31, 2026).
The Company has ceded
and pledged certain bank
accounts to Nedbank as
security
for the guarantees issued by them with an aggregate value of ZAR
2.1
million ($
0.1
million, translated at exchange rates applicable as
of March 31, 2026).
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
Recent Developments
This item generally discusses our results for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025.
Group
On
February
6,
2026,
Lesaka acquired 100%
of
the
shares
in MobileMart,
a
South
African
distributor
of
ADP,
specifically
prepaid solutions. Leveraging MobileMart’s
existing direct integrations into multiple mobile network operators and suppliers, aims to enhance the unit economics of Merchant and Enterprise’s
ADP product offering.
On March 27, 2026,
Lesaka amended its Working
Capital Facility agreement,
increasing the size of
its general banking facility
by ZAR
400 million
to approximately
ZAR 1.1
billion. The
amended
agreement
also includes
additional operating
subsidiaries as
borrowers, enabling
those entities
to access
the facility
directly and
better aligning
the financing
structure with
the Group’s
current
operating structure. The increased facility provides additional liquidity and financial flexibility to support the Group’s
operations and
growth initiatives.
During
the
quarter,
the
Merchant
division
exited
its
ancillary
ATM
business
to
better
align
resources
with
the
core
cash
management offering and merchant lending ecosystem. The ATM
segment was determined to be non-core due to its limited financial contribution and lack of operational synergy with the Merchant division’s primary product suite. This strategic wind-down allows for
the reallocation of capital toward high-growth, data-driven merchant services.

Merchant Division
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
on a point
of presence basis,
which was more
focused on our
device estate. This
updated methodology
of an active merchant reflects the revenue generating
engagement of our entire Merchant base and more accurately
tracks our current
and future
monetization strategy
for the
division. Average
Revenue Per
User excludes
once-off
and non-recurring
revenue such
as
hardware and installation costs as well as revenue from international subsidiaries.
The
underlying
drivers
of
ARPU performance
are
based
on
cross-sell
product
penetration
and
the
individual
product
related
KPI’s are shown below.
Q3 2026 Q3 2025
Q3 2026 vs
Q3 2025
Merchant Division
Active Merchants 132,003 124,522 6%
Merchant ARPU (1)
(ZAR per month)
1,760 1,901 (7%)
Product Penetration Rate: 2 or more products 46% 46% 1%
Product Penetration Rate: 3 or more products 7% 10% (25%)
Merchant Division: Merchant Acquiring
Active Merchants 73,863 67,652 9%
Total Payment Volume
(“TPV”) (ZAR billions)
10.6 9.9 7%
Merchant Division: Software
Active Merchants 10,044 9,738 3%
Merchant Division: Cash Management
Active Merchants 4,881 4,844 1%
Total Payment Volume
(“TPV”) (ZAR billions)
27.9 27.5 2%
Merchant Division: Lending
Lending Origination (ZAR millions)
227 291 (22%)
Net Lending Portfolio Outstanding (ZAR millions)
427 412 4%
Merchant Division: Alternative Digital Products
Active Merchants 102,019 96,213 6%
Total Payment Volume
(“TPV”) (ZAR billions)
13.7 10.6 30%
Total Payment Volume
(“TPV”) - Prepaid Solutions (ZAR billions)
5.8 5.3 10%
Total Payment Volume
(“TPV”) - Supplier Enabled Payments (ZAR billions)
7.9 5.3 49%
Notes:
(1) ARPU is calculated on
a revenue per active merchant
basis based on a 3-month
rolling average for the quarter
ended March
31, 2026.
Notable developments within Merchant Division:
Within Merchant Acquiring: TPV attributable to Community segment increased to ZAR 3.8 billion for the third quarter of fiscal
2026 and 18% year-on-year growth.
Within
Cash:
Our
business
is
experiencing
differing
secular
trends
in
its
two
distinct
markets.
At
the
Corporate
level,
cash
continues
to
experience
a
downward
trend
of
growth
as
digital
payment
adoption
progressively
increases
in
this
sector.
At
the
Community segment, we continue to see growth for our cash management solutions, with cash TPV growth totalling to 52% year-on-
year.
The
Community
segment
now
accounts
for
20%
of
all
processed
cash
TPV
processed.
This
signals
rapid
growth
among
m erchants within this segment aiming to digitize their cash holdings.

Within ADP: Core to our device placement strategy is the decision to focus on quality business and optimizing our existing
fleet.
This can be seen through
the TPV growth which is primarily
driven by our Supplier Enabled
Payment product, delivering 49%
year-
on-year
growth.
This
enables
Community
Merchants
to
digitize
their
required
payments
to
suppliers
at
competitive
pricing
and
introduces them to the Lesaka Merchant ecosystem. Within the Prepaid Solutions product TPV processed delivered -1% year-on-year growth.
We
continue
to
see sustained
margin
pressures
from
wholesale
providers
of
airtime,
resulting
in
a
contraction
of
Prepaid
Solutions TPV processed. Overall, our ADP TPV continues to grow above 20%
on a year-on-year basis.
Within Software: Continued focus on deploying Unity, our cloud-based point-of-sale (POS) software offering to existing and new merchants. Unity has a lower monthly cost than on-premises solutions, the increase in client numbers was offset by a decrease in average revenue per user,
resulting in core revenue
remaining flat. Migration to
Unity enables easier integration
of our Software and
Acquiring propositions into one holistic bundle. Approximately 17%
of our Software base currently use the Unity offering.
Within Lending: Lending originations decreased 22% year-over-year, primarily reflecting exceptionally high activity in the prior year period which were driven by concentrated short-term sales initiatives that did not recur in the current period.
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
The
underlying
drivers
of
ARPU performance
are
based
on
cross-sell
product
penetration
and
the
individual
product
related
KPI’s are shown below.
Q3 2026 Q3 2025
Q3 2026 vs
Q3 2025
Consumer Division
Active Consumers (millions)
2.04 1.72 19%
ARPU (1)
(ZAR per month)
99 83 19%
Product Penetration Rate: 2 or more products
50% 47% 8%
Product Penetration Rate: 3 products
20% 17% 18%
Consumer Division: Transactional Accounts
Active Consumers (millions)
2.04 1.72 19%
Net Activations (thousands)
39 68 (42%)
Consumer Division: Lending
Number of Loans Originated (thousands)
349 316 10%
Lending Origination (ZAR millions)
856 641 33%
Lending Portfolio Outstanding (ZAR millions) (2)
1,399 808 73%
Consumer Division: Insurance
Number of Insurance Policies Written (thousands)
75 55 37%
Active Insurance Policies (thousands)
704 527 34%
Gross Written Premium (ZAR millions)
146 105 38%
Consumer Division: EasyPay Payouts
Approximate number of active cardholders (thousands)
251 232 8%
Approximate load value for the period (ZAR millions)
183 154 19%

Notes:
(1) ARPU is calculated
on a revenue per
active consumer basis whereby
an active consumer
can be both a
permanent and non-
permanent grant. ARPU is a monthly figure based on a 3-month rolling average for the quarter ended March 31, 2026.
(2) Gross loan book, before provisions.
Notable developments within Consumer Division:
Within Transactional
Accounts: Growth in active consumers
driven primarily by continued
product and technology innovation,
including
but
not withstanding
to Bonngwe (our
proprietary
CRM
engine).
These
improvements
to
sales consultant and
consumer
experiences have driven higher cross-sell penetration for both existing and new consumer onboards. We
also continue to reassess our
distribution
footprint
and
have
progressed
well in
expanding
both
our
branches
and
community
service centers to
further
enhance growth
of our active consumer base.
Within
Lending:
We
have continued
to
see strong
growth for
our
lending
products with
our credit
loss
ratios
performance tracking below risk
expectations.
As
we
continue
to scale the
product,
we
have maintained our
provisioning
policy at 6.5%
of the outstanding
lending portfolio
and catered for
the changes
that have
been
implemented
in the
lending product
offering. This provisioning level is currently
under review and we expect
to implement a
change in provisioning
levels towards the end
of this fiscal year.
Within
Insurance: Our insurance product
delivered
the highest
gross written
premium
in a
single quarter,
since launching
the
business at
ZAR 146
million. Growth
has been
driven by
continued adoption
of our Bonngwe engine,
enabling sales
consultants to
cross-sell an
insurance policy
in an
efficient manner.
We
have recently
launched a
new funeral
insurance product
offering
to grant
beneficiary
recipients
outside
of
the
Lesaka
consumer
base. We
continue to
perform research
and
development
on
our
insurance
offerings to further develop our open-market
insurance strategy.
Enterprise Division
Our Enterprise
Division primarily
consists of
our ADP
offering
(which includes
prepaid solutions
and bill
payments) through
channels such as retailer distribution networks and digital
banking apps. Following the acquisition of Recharger on March 3,
2025, we
now report on the performance under the Utilities product.
The underlying drivers of
performance are primarily based
on TPV processed. Individual
product related KPI’s are shown below.
Q3 2026 Q3 2025
Q3 2026 vs
Q3 2025
Enterprise Division: ADP
Total Payment Volume
(“TPV”) (ZAR billions)
11.8 9.8 19%
Enterprise Division: Utilities
Active Meters (thousands) 368 332 11%
Total Payment Volume
(“TPV”) (ZAR millions)
(1)
477 404 18%
Notes:
(1)
Utilities TPV combines historical performance of the Recharger business pre-acquisition. Recharger was acquired on March
3, 2025.
Notable developments within Enterprise Division:
Within ADP: We
continue to see
increased TPV for
bill payments driven
from increased usage from
our existing bank
channel
partners, which grew primarily from targeted marketing campaigns. Through the MobileMart transaction, we are able to secure direct integrations into four primary mobile
network operators (“MNO”) in South
Africa providing access to preferential
rates and supplier
availability. Additionally,
we continue to see product expansion into our “4All” product, a multi-store of value voucher which can be
redeemed at 40+
partners. Although in
early development, we
are seeing growth
in both volumes
and average transaction
values for
this product within ADP.
Within Utilities:
Through the consolidation
of product procurement
to ADP,
the bulk of
Merchant electricity
volumes are now
being processed via
the Enterprise division reducing
reliance on third-party
providers. We
expect to migrate all
other subproducts of
ADP volume offered in Merchant via the Enterprise division by the end of this fiscal year.

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
Recent accounting pronouncements not yet adopted
as of March 31, 2026
Refer
to
Note
1
to
our
unaudited
condensed
consolidated
financial
statements
for
a
full
description
of
recent
accounting
pronouncements not yet adopted as
of March 31, 2026, including
the expected dates of adoption
and effects on our financial
condition,
results of operations and cash flows.

Currency Exchange Rate Information
Actual exchange rates
The actual exchange rates for and at the end of the periods presented were as follows:
Table 1 Three months ended Nine months ended
Year
ended
March 31, March 31, June 30,
2026 2025 2026 2025
2025
ZAR : $ average exchange rate
16.3674 18.5066 17.0463 18.1212 18.1644
Highest ZAR : $ rate during period
17.1588 19.1171 18.1650 19.1171 19.6350
Lowest ZAR : $ rate during period
15.7392 18.0985 15.7392 17.1144 17.1144
Rate at end of period
17.0568 18.3508 17.0568 18.3508 17.7554
Translation exchange
rates for financial reporting purposes
We are required
to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used
to translate this data for the three and nine months ended March 31,
2026
and 2025, vary slightly from the averages shown in the table above.
Except
as
described
below,
the
translation
rates
we
use
in
presenting
our
results
of
operations
are
the
rates
shown
in
the
following table:
Three months ended Nine months ended
Year
ended
Table 2 March 31, March 31, June 30,
2026 2025 2026 2025
2025
Income and expense items: $1 = ZAR
16.7685 18.4021 17.1282 18.0393 17.9031
Balance sheet items: $1 = ZAR
17.0568 18.3508 17.0568 18.3508 17.7554
We
have translated the
results of operations and
operating segment information
for the three and
nine months ended March
31,
2026
and 2025, provided
in the tables
below using the
actual average exchange rates
per month (i.e.
for each of
January 2026, February
2026,
and
March
2026
for
the
third
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
Operations—Use of Non-GAAP Measures” below.
In fiscal 2026 we closed
the acquisitions of Mobilemart and
Atom and have integrated
their businesses into ours. In fiscal
2025
we closed the
acquisitions of Adumo
and Recharger
and have integrated
their businesses into
ours. Our fiscal
2025 financial results
for the three and nine months ended March 31, 2025, includes Adumo from October 1, 2024, and Recharger from March 3, 2025.
We
analyze our
business and
operations
in terms
of three
inter-related
but independent
operating segments:
(1) Merchant
(2)
Consumer and (3) Enterprise.
In addition, corporate activities
that are impracticable to
allocate directly to the
operating segments, as
well as any inter-segment eliminations, are included in Group costs. Inter-segment revenue eliminations are included in Eliminations.
Third quarter of fiscal 2026 compared to third quarter
of fiscal 2025
The following
factors had
a significant
impact on
our results
of operations
during the
third quarter
of fiscal
2026 as
compared
with the same period in the prior year:
● Higher revenue:
Our revenues increased 13.4% in U.S. dollars
and increased by 0.2% in ZAR,
primarily due to the inclusion
of Recharger and Mobilemart,
as well as
higher transaction, insurance and
lending revenues in
Consumer,
which was partially
offset by lower prepaid airtime revenue;
●
Operating
income
increase:
Operating
income
increased
primarily
due
to
strong
performance
by
Consumer
and
the
contribution from
Recharger
in Enterprise,
which was
partially offset
by an
increase in
amortization of
acquisition-related
intangible assets;
●
Lower net interest
charge:
Net interest
charge decreased
to $3.3 million
(ZAR 54.2 million)
from $5.2 million
(ZAR 96.7
million) primarily due to
a lower interest expense
following lower interest rates
and the exclusion of
interest expense incurred
under our borrowing
arrangements related to
our Consumer lending
book in the
third quarter of
fiscal 2026
compared with
2025. On
a comparable
basis the
equivalent interest
expense related
to the
Consumer lending
book for
the third
quarter of
fiscal 2025 was included in interest expense;
and
●
Foreign
exchange
movements:
The
U.S.
dollar
was
9%
weaker
against
the
ZAR
during
the
third
quarter
of
fiscal
2026
compared to the prior period, which positively impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:
Table 3 In United States Dollars
Three months ended March 31,
2026 2025%
$ ’000 $ ’000 change
Revenue
183,051 161,450 13%
Cost of goods sold, IT processing, servicing and support
(A)
123,924 117,163 6%
Selling, general and administration (A)(1)
41,751 34,270 22%
Depreciation and amortization
10,543 8,429 25%
Impairment loss
2,604 - nm
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
and certain compensation costs
144 1,222 (88%)
Operating income
4,085 366 1,016%
Change in fair value of equity securities
(378) (20,421) (98%)
Reversal of allowance for doubtful loan receivable
1,500 - nm
Interest income
1,154 645 79%
Interest expense (A)
4,477 5,869 (24%)
Income (Loss) before income tax expense (benefit)
1,884 (25,279) nm
Income tax expense (benefit)
1,503 (2,934) nm
Net Income (loss) before earnings from equity-accounted investments
381 (22,345) nm
Earnings from equity-accounted investments
56 12 367%
Net Income (loss)
437 (22,333) nm
(Add) Less net (loss) income attributable to non-controlling interest
(115) 20 nm
Net Income (loss) attributable to us
552 (22,353) nm
(A) In order to
correct the error discussed in
Note 1 to the unaudited
condensed consolidated statement of
operations, Cost of goods sold,
IT
processing, servicing and support increased
by $0.2 million, Selling, general
and administration expense increased
by $0.05 million, Operating
income decreased by
$0.2 million, Interest
expense increased by $0.09
million, and the subtotal
captions from Income
(Loss) before income
tax expense (benefit) to Net income (loss) attributable to Lesaka decreased by $0.3 million for the three months ended March 31, 2025.
(1) Selling, general and administration includes allowance for credit losses.

Table 4 In South African Rand
Three months ended March 31,
2026 2025%
ZAR ’000 ZAR ’000 change
Revenue
2,994,536 2,987,226 0%
Cost of goods sold, IT processing, servicing and support
(A)
2,027,838 2,167,948 (6%)
Selling, general and administration (A)(1)
683,095 633,810 8%
Depreciation and amortization
172,553 155,919 11%
Impairment loss
43,636 - nm
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
and certain compensation costs
2,401 22,361 (89%)
Operating income
65,013 7,188 804%
Change in fair value of equity securities
(6,043) (373,784) (98%)
Reversal of allowance for doubtful loan receivable
25,132 - nm
Interest income
19,086 11,944 60%
Interest expense (A)
73,288 108,639 (33%)
Income (Loss) before income tax expense (benefit)
29,900 (463,291) nm
Income tax expense (benefit)
24,310 (53,650) nm
Net Income (loss) before earnings from equity-accounted investments
5,590 (409,641) nm
Earnings from equity-accounted investments
938 220 326%
Net Income (loss)
6,528 (409,421) nm
(Add) Less net (loss) income attributable to non-controlling interest
(1,855) 369 nm
Net Income (loss) attributable to us
8,383 (409,790) nm
(A) In order to
correct the error discussed in
Note 1 to the unaudited
condensed consolidated statement of
operations, Cost of goods sold,
IT
processing, servicing and
support increased by
ZAR 2.8 million,
Selling, general and
administration expense increased
by ZAR 1.0
million,
Operating income decreased by ZAR
3.7 million, Interest expense
increased by ZAR 1.7
million, and the subtotal
captions from Income (Loss)
before income
tax expense
(benefit) to
Net income
(loss) attributable
to Lesaka
decreased by
ZAR 5.5
million for
the three
months ended
March 31, 2025.
(1) Selling, general and administration includes allowance for credit losses.
Revenue increased
by $21.6
million (ZAR
7.3 million),
or 13.4%
(0.2%). The
increase was
primarily due
to the
inclusion of
Recharger and Mobilemart
,
the impact of an increase in
certain issuing fee base prices
year-over-year, and
transaction activity in our
issuing business,
and
an increase
in insurance
premiums
collected and
lending revenues
(including
interest) following
higher
loan
originations,
which was partially offset by the decrease in the volume of prepaid airtime sold.
Refer to discussion above at “—Recent
Developments”
for a description of key trends impacting our revenue this quarter.
Cost of
goods sold,
IT processing,
servicing and
support
increased by
$6.8 million
or 5.8%
in U.S.
dollars
and decreased
by
ZAR140.1
million or
6.5% in
ZAR. The
decrease in
ZAR is
primarily
due to
the decrease
in the
prepaid airtime
costs, which
was
partially offset by
an increase in lending
related expenditures (including
interest expense),
higher insurance-related claims
and third-
party transaction fees and the inclusion of Recharger
and Mobilemart.
Selling,
general
and
administration
expenses
increased
by
$7.5
million
(ZAR
49.3
million),
or
21.8%
(in
ZAR
7.8%).
The
increase
was primarily
due
to the
inclusion
of
Recharger;
higher
marketing
costs related
to the
Lesaka
rebrand,
an increase
in the
allowance for
credit losses
as a
result of
higher lending
activities by
Consumer and
Merchant,
higher consulting
fees, and
the year-
over-year impact of inflationary increases on certain expenses, which was partially offset by lower stock-based compensation charges.
Depreciation and amortization
expense increased by
$2.1 million (ZAR 16.6
million),
or 25.1% (10.7%). The
increase was due
to the
inclusion of
acquisition-related intangible
asset amortization
related to
intangible assets
identified pursuant
to the
Recharger
acquisition.
Impairment loss
for the
third quarter
of fiscal
2026 includes
an impairment
loss of
$1.5 million
(ZAR 25.6
million) related
to
right-of-use assets
recorded in
property,
plant and
equipment for
our existing
operating lease
arrangements
as certain
of our
leased
facilities will
no longer
be utilized
as originally
intended
as a
result of
the planned
transition to
our new
corporate head
office,
an
impairment loss of $0.7 million (ZAR 11.5
million) related to ATMs
recorded in property,
plant and equipment as a result of the exit
of
the
ATM
business,
and
an
impairment
loss
of
$0.4
million
(ZAR
6.5
million)
related
to
goodwill
allocated
to
our
Switchpay
reporting unit
within the Merchant
segment.
Refer to Notes
7 and 17
to our unaudited
condensed consolidation
financial statements
for additional information.

Transaction
costs
related
to
Adumo,
Recharger
and
Bank
Zero
acquisitions
and
certain
compensation
costs
includes
costs
incurred related
to the Recharger
and Bank Zero
acquisitions, and post-combination
compensation charges
recognized related to
the
Recharger
acquisition. We
did not
incur significant
transaction costs
during the
third quarter
of fiscal
2026. Refer
to Note
2 to
our
unaudited condensed consolidation financial statements for additional information.
Our operating
income margin
for the
third quarter
of fiscal
2026
and 2025
was 2.2%
and 0.2%,
respectively.
We
discuss the
components of operating income margin under “—Results of
operations by operating segment.”
We recorded a non-cash change in fair value of equity securities of $0.4 million during the third quarter of fiscal
2026, compared
to $20.4 million during the third quarter of fiscal 2025 related to a fair value adjustment loss related to MobiKwik. Refer to Note
6 to
our unaudited condensed consolidation financial statements for additional information.
Interest on
surplus cash
was $1.2 million
(ZAR 19.1
million) compared
with $0.6
million (ZAR
11.9 million)
during the
third
quarter of fiscal 2025, due to increased cash balances.
Interest expense decreased to $4.5 million (ZAR 73.3 million) from $5.9 million (ZAR 108.6 million). In ZAR, the decrease was
primarily due
to lower interest
rates and the
exclusion of interest
expense incurred
under our borrowing
arrangements related to
our
Consumer lending book in the third quarter of fiscal 2026 compared with 2025.
On a comparable basis the equivalent interest expense
related to the Consumer lending book for the third quarter of fiscal 2025 was included in interest expense.
Third quarter of fiscal 2026
income tax expense was $1.5 million
(ZAR 24.3 million) compared
to income tax benefit of $(2.9)
million (ZAR (53.7)
million) in fiscal
2026.
Our effective
tax rate for
fiscal 2026
was impacted by
the tax expense
recorded by our
profitable South
African operations
and non-deductible
expenses (including
transaction-related expenditures
and the
impairment of
goodwill).
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
Three months ended March 31,
2026 2025
$ ’000 % of total $ ’000 % of total % change
Operating Segment
Consolidated revenue:
Merchant 127,078 69% 128,781 80% (1%)
Consumer 38,323 21% 24,096 15% 59%
Enterprise 18,978 10% 9,444 6% 101%
Subtotal: Operating segments
184,379 100% 162,321 101% 14%
Eliminations
(1,328) - (871) (1%) 52%
Total
consolidated revenue
183,051 100% 161,450 100% 13%
Group Adjusted EBITDA:
Merchant
(A)(1)
9,228 45% 7,900 63% 17%
Consumer
(1)
13,015 63% 6,333 50% 106%
Enterprise
(1)
2,125 10% 133 1% 1,498%
Group costs (3,756) (18%) (1,772) (14%) 112%
Group Adjusted EBITDA (non-GAAP)
(A)(2)
20,612 100% 12,594 100% 64%
(A) In
order
to correct
the error
discussed
in Note
1
to the
unaudited condensed
consolidated statement
of
operations, Merchant
Segment
Adjusted EBITDA and Group Adjusted EBITDA decreased by $0.2 million for the three months ended March 31, 2025.
(1) Segment Adjusted EBITDA
for the three months ended
March 31, 2026, includes retrenchment
costs of $0.3 million
for Merchant, $0.02
million for
Consumer, and
$0.1 million for
Enterprise for the
third quarter of
fiscal 2026. Segment
Adjusted EBITDA for
the three months
ended
March 31, 2025, includes reorganization and retrenchment costs of $0.7 million for Merchant and Enterprise of $0.3 million.
(2)
Group
Adjusted
EBITDA
is
a
non-GAAP
measure,
refer
to
reconciliation
below
at
“—Results
of
Operations—Use
of
Non-GAAP
Measures”.

Table 6 In South African Rand
Three months ended March 31,
2026 2025
Operating Segment ZAR ’000 % of total ZAR ’000 % of total % change
Consolidated revenue:
Merchant 2,079,232 69% 2,382,982 80% (13%)
Consumer 626,514 21% 445,845 15% 41%
Enterprise 310,481 10% 174,565 6% 78%
Subtotal: Operating segments
3,016,227 100% 3,003,392 101% 0%
Eliminations
(21,691) - (16,166) (1%) 34%
Total
consolidated revenue
2,994,536 100% 2,987,226 100% 0%
Group Adjusted EBITDA:
Merchant (A)(1) 151,116 45% 146,121 63% 3%
Consumer (1) 212,537 63% 117,144 50% 81%
Enterprise (1) 35,047 10% 2,384 1% 1,370%
Group costs (61,629) (18%) (32,623) (14%) 89%
Group Adjusted EBITDA (non-GAAP)
(A)(2)
337,071 100% 233,026 100% 45%
(A) In
order
to correct
the error
discussed
in Note
1
to the
unaudited condensed
consolidated statement
of
operations, Merchant
Segment
Adjusted EBITDA and Group Adjusted EBITDA decreased by ZAR 3.7 million for the three months ended March 31, 2025.
(1) Segment
Adjusted EBITDA for
the three months
ended March 31,
2026, includes
retrenchment costs of
ZAR 5.0
million for
Merchant,
ZAR 0.3 million
for Consumer,
and ZAR 1.1 million
for Enterprise for the
third quarter of
fiscal 2026. Segment Adjusted
EBITDA Merchant and
Segment
Adjusted
EBITDA
Merchant
include
reorganization
and
retrenchment
costs
of
ZAR
12.9
million
and
Enterprise
of
ZAR
5.4
million,
respectively, for the third quarter of fiscal 2025.
(2)
Group
Adjusted
EBITDA
is
a
non-GAAP
measure,
refer
to
reconciliation
below
at
“—Results
of
Operations—Use
of
Non-GAAP
Measures”.
Merchant
Segment revenue
decreased primarily
due to lower
ADP revenue earned,
including from lower
prepaid airtime volumes
sold.
While
overall
ADP volumes
increased,
prepaid
airtime revenue
contributes
a
significant
portion
of our
overall
ADP revenue,
and
therefore
a
drop
in
the
volume
of
the
prepaid
airtime
revenue
impacts
our
reported
revenue
generated.
The
increase
in
Segment
Adjusted EBITDA
primarily related
to a
lower employment
-related expenditures,
lower IT
processing, servicing
and support
costs,
and lower allowance for credit losses.
Our Segment Adjusted EBITDA margin (calculated as Segment Adjusted EBITDA divided by revenue) for the third quarter of fiscal 2026
and 2025 was 7.3% and 6.1%, respectively.
Consumer
Segment revenue
increased primarily
due to
higher transaction
fees generated
from the
higher EPE
account holders
base, the
impact
of
an
increase
in
certain
issuing
fee
base
prices
year-over-year,
and
transaction
activity
in
our
issuing
business,
insurance
premiums collected,
lending revenues following an increase
in loan originations.
This increase in revenue
has translated into improved
profitability,
which was
partially offset
by a higher
allowance for
credit losses following
an increase
in loan originations
during the
quarter,
higher insurance-related claims, interest expense (of approximately ZAR 24.1 million; Q3 2025: ZAR 16.5 million ) incurred to fund our lending book and the year-over-year impact of inflationary increases on certain expenses.
Our Segment Adjusted EBITDA margin for the
third quarter of fiscal 2026 and 2025 was 34.0%
and 26.3%, respectively.
Enterprise
Segment revenue and Segment Adjusted EBITDA increased primarily due to the inclusion of Recharger.
Our Segment Adjusted (loss) EBITDA margin for the
third quarter of fiscal 2026 and 2025 was 11.2% and 1.4%, respectively.
Group costs
Our group
costs primarily
include employee
related costs
in relation
to employees
specifically hired
for group
roles and
costs
related
directly
to
managing
the
US-listed
entity;
expenditures
related
to
compliance
with
the
Sarbanes-Oxley
Act
of
2002;
non-
employee directors’ fees; legal fees; group and US-listed related audit fees; and directors’ and officers’ insurance premiums.
Our group
costs for
the third
quarter
of fiscal
2026
increased compared
with the
prior period
due to
higher employee
related
costs, consulting fees and compliance related expenditure.

Year
to date fiscal 2026 compared to year to date fiscal 2025
The following factors had
a significant impact on our results
of operations during year to
date fiscal 2026 as compared
with the
same period in the prior year:
●
Higher
revenue:
Our
revenues
increased
by
8.5%
in
U.S.
dollars
and
increased
by
2.0%
in
ZAR,
primarily
due
to
the
inclusion of Adumo, Recharger
and Mobilemart,
an increase in value-added services
activity in Merchant, as
well as higher
transaction, insurance and lending revenues in Consumer,
which was partially offset by lower prepaid airtime revenue;
●
Operating
income
increase:
Operating
income
increased
primarily
due
to
a
strong
performance
by
Consumer,
the
contribution
from
Adumo
for
the
entire
period
in
fiscal
2026
compared
with
six
months
in
fiscal
2025
and
from
the
contribution from Recharger, which was partially offset by an increase in amortization of acquisition-related intangible
assets
related to change of useful lives of certain brand intangibles assets.
●
Non-cash fair value adjustment related
to equity securities in fiscal 2025:
We recorded
a non-cash fair value loss of $54.2
million during the year to date fiscal 2025
related to MobiKwik;
●
Lower net
interest charge:
Net interest
charge
decreased to
$11.9
million (ZAR
203.0 million)
from $15.3
million (ZAR
277.4 million) primarily
due to a lower
interest expense following
lower interest rates and
the exclusion of interest
expense
incurred under our borrowing arrangements related to our Consumer lending book in year to date fiscal 2026 compared with
2025. On a comparable basis the equivalent interest expense related to the
Consumer lending book for the year to date fiscal
2025 was included in interest expense;
and
●
Foreign exchange
movements:
The U.S. dollar
was 5% weaker
against the ZAR
during year to
date fiscal 2026
compared
to the prior period, which positively impacted our U.S. dollar reported results.
Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:
Table 7 In United States Dollars
Nine months ended March 31,
2026 2025%
$ ’000 $ ’000 change
Revenue
533,233 491,234 9%
Cost of goods sold, IT processing, servicing and support
(A)
365,238 367,104 (1%)
Selling, general and administration (A)(1)
121,729 97,384 25%
Depreciation and amortization
37,005 22,928 61%
Impairment loss
2,604 - nm
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
and certain compensation costs
285 3,174 (91%)
Operating income
6,372 644 889%
Change in fair value of equity securities
2,593 (54,152) nm
Other income
3,883 - nm
Loss on impairment or disposal of equity-accounted investment
584 161 263%
Reversal of allowance for doubtful loan receivable
1,500 - nm
Loss on disposal of equity securities
730 - nm
Interest income
2,201 1,952 13%
Interest expense (A)
14,081 17,251 (18%)
Income (Loss) before income tax expense (benefit)
1,154 (68,968) nm
Income tax expense (benefit)
2,027 (9,268) nm
Net loss before earnings from equity-accounted investments
(873) (59,700) (99%)
Earnings from equity-accounted investments
166 89 87%
Net loss
(707) (59,611) (99%)
(Add) Less net (loss) income attributable to non-controlling interest
(246) 48 nm
Net loss attributable to us
(461) (59,659) (99%)
(A) In order
to correct the error
discussed in Note 1
to the unaudited condensed
consolidated statement of operations,
Cost of goods sold,
IT
processing, servicing and support
increased by $0.5 million,
Selling, general and
administration expense increased
by $0.2 million, Operating
income
decreased by
$0.7 million,
Interest expense
increased by
$0.3 million,
and the
subtotal captions
from Income
(Loss) before
income tax
expense
(benefit) to Net loss attributable to Lesaka decreased by $0.9 million for the nine months ended March 31, 2025.

Cost of goods
sold, IT processing, servicing
and support increased by
$0.2 million, Selling, general
and administration expense
increased by
$0.06 million, Operating income decreased
by $0.2 million, Interest expense increased
by $0.1 million, and the subtotal
captions from Income (Loss)
before income tax expense
(benefit) to Net loss
attributable to Lesaka decreased
by $0.4 million for
the nine months ended
March 31, 2026, to
correct
the error discussed
in Note 1
to the unaudited
condensed consolidated statement
of operations as
a result of
the correction to
amounts reported for
the three months ended September 30, 2025.
(1) Selling, general and administration includes allowance for credit losses.
Table 8 In South African Rand
Nine months ended March 31,
2026 2025%
ZAR ’000 ZAR ’000 change
Revenue
9,076,273 8,899,861 2%
Cost of goods sold, IT processing, servicing and support
(A)
6,219,138 6,649,460 (6%)
Selling, general and administration (A)(1)
2,072,014 1,764,897 17%
Depreciation and amortization
632,092 415,665 52%
Impairment loss
43,636 - nm
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
and certain compensation costs
4,968 56,809 (91%)
Operating income
104,425 13,030 701%
Change in fair value of equity securities
43,957 (988,494) nm
Other income
65,353 - nm
Loss on impairment or disposal of equity-accounted investment
10,342 2,886 258%
Reversal of allowance for doubtful loan receivable
25,132 - nm
Loss on disposal of equity securities
12,286 - nm
Interest income
37,278 35,347 5%
Interest expense (A)
240,274 312,720 (23%)
Income (Loss) before income tax expense (benefit)
13,243 (1,255,723) nm
Income tax expense (benefit)
33,244 (169,202) nm
Net loss before earnings from equity-accounted investments
(20,001) (1,086,521) (98%)
Earnings from equity-accounted investments
2,789 1,586 76%
Net loss
(17,212) (1,084,935) (98%)
(Add) Less net (loss) income attributable to non-controlling interest
(4,155) 865 nm
Net loss attributable to us
(13,057) (1,085,800) (99%)
(A) In order
to correct the error
discussed in Note 1
to the unaudited condensed
consolidated statement of operations,
Cost of goods sold,
IT
processing, servicing and
support increased
by ZAR 8.8
million, Selling, general
and administration expense
increased by ZAR
3.1 million, Operating
income decreased by ZAR 11.9 million, Interest expense increased by
ZAR 4.9 million, and the subtotal captions from
Income (Loss) before income
tax expense (benefit) to Net loss attributable to Lesaka decreased by ZAR 16.7 million for the three months ended March 31, 2025.
(A)
Cost
of
goods
sold,
IT
processing,
servicing
and
support
increased
by
ZAR
3.2
million,
Selling,
general
and
administration
expense
increased by
ZAR 1.1
million, Operating
income decreased
by ZAR
4.4 million,
Interest expense increased
by ZAR
2.0 million,
and the
subtotal
captions from Income (Loss)
before income tax expense
(benefit) to Net
loss attributable to Lesaka
decreased by ZAR
6.4 million for the
nine months
ended March
31, 2026,
to correct the
error discussed
in Note
1 to the
unaudited condensed
consolidated statement of
operations as a
result of
the
correction to amounts reported for the three months ended September 30, 2025.
(1) Selling, general and administration includes allowance for credit losses.
Revenue increased
by $42.0
million (ZAR
176.4 million),
or 8.5%
(in ZAR,
2.0%), primarily
due to
the inclusion
of Adumo,
Recharger,
and Mobilemart, an increase in the volume of value-added services provided
(Pinless Airtime and gaming), an increase in
certain issuing
fee base
prices and
transaction activity
in our issuing
business, and
an increase in
insurance premiums
collected and
lending revenues following higher loan originations, which was partially offset by fewer Pinned Airtime sales.
Cost of goods sold, IT processing, servicing
and support decreased by $1.9 million (ZAR 430.3
million) or 0.5% (in ZAR 6.5%),
primarily due to the decrease in Pinned Airtime sales, which was partially offset by the inclusion of Adumo, higher commissions paid related to ADP revenue generated, and higher insurance-related claims and third-party transaction fees.
Selling, general
and administration
expenses increased
by $24.3
million (ZAR
307.1 million),
or 25.0%
(in ZAR 17.4%).
The
increase was
primarily due
to the
inclusion of
Adumo and
Recharger,
higher marketing
costs related
to the
Lesaka rebrand,
higher
employee-related expenses
(including annual
bonuses and
annual salary
increases), consulting
fees, audit
fees, and
travel expenses,
and
the
year-over-year
impact
of
inflationary
increases
on
certain
expenses,
which
was
partially
offset
by
lower
stock-based
compensation charges.

Depreciation and
amortization expense
increased by
$14.1 million
(ZAR 216.4
million), or
61.4% (52.1%).
The increase
was
due to
the change
to a
shorter useful
life for
certain of
our brand
and trademark
intangible assets
(refer to
Note 7),
the inclusion
of
acquisition-related
intangible
asset
amortization
related
to
intangible
assets
identified
pursuant
to
the
Adumo
and
Recharger
acquisitions and an increase in depreciation expense related to additional POS devices deployed.
Impairment loss for year
to date fiscal 2026 includes
an impairment loss of
$1.5 million (ZAR 25.6
million) related to right-of-
use assets
recorded in
property,
plant and
equipment for
our existing
operating lease
arrangements as
certain of our
leased facilities
will no longer
be utilized as originally
intended as a result
of the planned
transition to our new
corporate head office,
an impairment
loss of $0.7 million (ZAR 11.5 million) related to ATMs
recorded in property, plant and equipment
as a result of the exit of the ATM
business,
and an impairment loss
of $0.4 million (ZAR
6.5 million) related to
goodwill allocated to our
Switchpay reporting unit within
the
Merchant
segment.
Refer
to
Notes
7
and
17
to
our
unaudited
condensed
consolidation
financial
statements
for
additional
information.
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions and certain compensation costs includes fees paid to external service
providers associated
with legal
and advisory
services procured
to close
the Adumo
transaction on
October 1,
2024,
the Recharger transaction in March 2025, and
ongoing transaction fees related to
our proposed acquisition of Bank
Zero. Refer to Note
2 to our unaudited condensed consolidation financial statements for additional information.
Our operating income margin for year
to date fiscal 2026
and 2025 was 1.2%
and 0.1%, respectively. We discuss the components
of operating loss margin under “—Results of operations by
operating segment.”
We
recorded an
increase in
the fair
value of
Cell C
of $3.0
million (ZAR
50 million)
during year
to date
fiscal 2026
(refer to
Note 5 for additional information),
partially offset by a non-cash change in fair value of equity securities of $0.4 million. We recorded
a non-cash change
in fair value of
equity securities of $54.2
million during year
to date fiscal 2025
related to a fair
value adjustment
loss related to MobiKwik. There were no changes in the fair value of Cell C during the year to date fiscal 2025.
In December 2025, we
determined that the liquidation
of CPS is at an advanced
stage and released an accrual
raised at the time
of deconsolidation of $3.9 million (ZAR 65.4 million) to Other income.
Interest on surplus cash increased to $2.2 million (ZAR 37.3 million) from $2.0 million (ZAR 35.3 million), due to the inclusion of Adumo and increased cash balances,
which was partially offset by lower interest rates.
Interest expense
decreased to
$14.1
million (ZAR
240.3
million) from
$17.3 million
(ZAR 312.7
million).
The decrease
was
primarily due
to lower interest
rates and the
exclusion of interest
expense incurred
under our borrowing
arrangements related to
our
Consumer lending book in year to date
fiscal 2026 compared with 2025. On a comparable
basis the equivalent interest expense related
to the Consumer lending book for the year to date fiscal 2025 was included in interest expense.
Fiscal 2026
income tax expense was $2.0 million (ZAR 33.2 million) compared to an income tax benefit of $(9.3) million (ZAR
(169.2) million) in fiscal 2025. Our effective tax
rate for fiscal 2026 was impacted by
the tax expense recorded by our
profitable South
African operations,
non-taxable income
(primarily related
to the
disposal of
Cell C and
other income)
and non-deductible
expenses
(including
transaction-related
expenditures
and
the goodwill
impairment).
The income
tax expense
was also
impacted by
a higher
deferred tax
benefit as a
result of
the reduction
in the useful
lives of certain
of our
brand and
trademark intangible
assets which has
resulted in an increase in amortization expense during fiscal 2026.
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
Nine months ended March 31,
2026 2025
Operating Segment $ ’000 % of total $ ’000 % of total % change
Consolidated revenue:
Merchant 385,947 73% 397,642 81% (3%)
Consumer 102,017 19% 68,097 14% 50%
Enterprise 48,627 9% 30,259 6% 61%
Subtotal: Operating segments
536,591 101% 495,998 101% 8%
Eliminations
(3,358) (1%) (4,764) (1%) (30%)
Total
consolidated revenue
533,233 100% 491,234 100% 9%
Group Adjusted EBITDA:
Merchant
(A)(1)
28,112 53% 25,319 76% 11%
Consumer
(1)
30,818 58% 15,071 45% 104%
Enterprise
(1)
4,817 9% 464 1% 938%
Group costs (10,263) (20%) (7,541) (22%) 36%
Group Adjusted EBITDA (non-
GAAP) (A)(2) 53,484 100% 33,313 100% 61%
(A) In
order
to correct
the error
discussed
in Note
1
to the
unaudited condensed
consolidated statement
of
operations, Merchant
Segment
Adjusted EBITDA and Group Adjusted EBITDA
decreased by $0.7 million for the
nine months ended March 31, 2025.
Merchant Segment Adjusted
EBITDA and Group Adjusted EBITDA decreased by $0.2 million for the nine months ended March 31, 2026, to correct the error discussed in Note
1
to the
unaudited
condensed consolidated
statement of
operations as
a result
of
the correction
to amounts
reported for
the three
months
ended
September 30, 2025.
(1) Segment
Adjusted EBITDA
for the
nine months
ended March
31, 2026,
includes retrenchment
costs for
Merchant of
$0.7 million,
for
Consumer of
$0.2 million,
and for
Enterprise of
$0.03 million.
Segment Adjusted
EBITDA for
the nine
months ended
March 31,
2025, includes
reorganization and retrenchment costs for Merchant of $0.7 million, Enterprise of $0.3 million, and Consumer of $0.1 million.
(2)
Group
Adjusted
EBITDA
is
a
non-GAAP
measure,
refer
to
reconciliation
below
at
“—Results
of
Operations—Use
of
Non-GAAP
Measures”.
Table 10 In South African Rand
Nine months ended March 31,
2026 2025
Operating Segment ZAR ’000 % of total ZAR ’000 % of total % change
Consolidated revenue:
Merchant 6,575,270 73% 7,203,565 81% (9%)
Consumer 1,732,255 19% 1,234,595 14% 40%
Enterprise 825,612 9% 548,408 6% 51%
Subtotal: Operating segments
9,133,137 101% 8,986,568 101% 2%
Eliminations
(56,864) (1%) (86,707) (1%) (34%)
Total
consolidated revenue
9,076,273 100% 8,899,861 100% 2%
Group Adjusted EBITDA:
Merchant (A)(1) 479,169 53% 458,619 76% 4%
Consumer (1) 521,689 57% 273,313 45% 91%
Enterprise (1) 81,770 9% 8,415 1% 872%
Group costs (174,895) (19%) (135,542) (22%) 29%
Group Adjusted EBITDA (non-
GAAP)
(A)(2)
907,733 100% 604,805 100% 50%
(A) In
order to
correct the
error discussed
in Note
1 to
the unaudited
condensed consolidated
statement of
operations, Merchant
Segment
Adjusted EBITDA
and Group
Adjusted EBITDA
decreased by
ZAR 11.9
million for
the nine
months ended
March 31,
2025. Merchant
Segment
Adjusted EBITDA
and Group
Adjusted EBITDA
decreased by
ZAR 4.4
million for
the nine
months ended
March 31,
2026, to
correct the
error
discussed in Note
1 to the unaudited
condensed consolidated statement of
operations as a
result of the correction
to amounts reported
for the three
months ended September 30, 2025.
(1) Segment Adjusted EBITDA for the nine
months ended March 31, 2026, includes
retrenchment costs for Merchant of ZAR
12.4 million, for
Consumer of
ZAR 2.9
million, and
for Enterprise
of ZAR
0.3
million. Segment
Adjusted EBITDA
for the
nine months
ended March
31, 2025,
i
ncludes reorganization and retrenchment costs
for Merchant of ZAR
12.9 million, Enterprise of
ZAR 5.6 million, and
Consumer of ZAR 1.5
million.

(2)
Group
Adjusted
EBITDA
is
a
non-GAAP
measure,
refer
to
reconciliation
below
at
“—Results
of
Operations—Use
of
Non-GAAP
Measures”.
Merchant
Segment revenue primarily
decreased due to
fewer prepaid airtime sales
which was partially
offset by the
inclusion of Adumo,
a higher volume of ADP provided (Pinless Airtime and gaming). In ZAR, the increase in Segment Adjusted EBITDA is primarily due
to the inclusion
of Adumo for the
entire period compared with
the prior period, which
was partially offset
by higher operating expenses
incurred.
Our Segment Adjusted EBITDA margin for year to
date fiscal 2026 and 2025 was 7.3% and 6.4%, respectively.
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
March 2025,
higher insurance-
related claims,
interest expense
(of approximately
ZAR 65.1
million; F2025:
ZAR 45.0
million) incurred
to fund
our lending
book,
and the year-over-year impact of
inflationary increases on certain expenses.
Our Segment Adjusted EBITDA margin for year to
date fiscal 2026 and 2025 was 30.2% and 22.1%, respectively.
Enterprise
Segment
revenue
increased
primarily
due
to
the
inclusion of
Recharger
and
Mobilemart.
In
ZAR,
the
significant
increase
in
Segment Adjusted EBITDA is primarily due to the inclusion of Recharger
.
Our Segment Adjusted EBITDA margin for year to
date fiscal 2026 and 2025 was 9.9% and 1.5%, respectively.
Group costs
Our group costs for fiscal 2026 increased compared with the prior period due to higher consulting fees, higher employee related
costs, and higher compliance related expenditure.
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
Non-GAAP Measures
Group
Adjusted
EBITDA
is
earnings
before
interest,
tax,
depreciation
and
amortization
(“EBITDA”),
adjusted
for
non-
operational
transactions
(including
loss
on
impairment/
disposal
of
equity-accounted
investments,
change
in
fair
value
of
equity
securities), (earnings) loss from equity-accounted investments, stock-based compensation charges and once-off items. We included an intercompany interest expense in our Consumer Segment Adjusted EBITDA for three and nine months ended March 31, 202
5. Once-
off items represents non-recurring income and expense items, including costs related to acquisitions and transactions consummated or ultimately not pursued.

The
table
below
presents
the reconciliation
between
U.S. GAAP
net
income
(loss)
attributable
to
Lesaka to
Group Adjusted
EBITDA:
Table 11
Three months ended
March 31,
Nine months ended
March 31,
2026 2025 2026 2025
$ ’000 $ ’000 $ ’000 $ ’000
Income (Loss) attributable to Lesaka - GAAP 552 (22,353) (461) (59,659)
(Add) Less net (loss) income attributable to non-controlling interest
115 (20) 246 (48)
Net Income (loss) 437 (22,333) (707) (59,611)
Earnings from equity accounted investments (56) (12) (166) (89)
Net Income (loss) before earnings from equity-accounted investments 381 (22,345) (873) (59,700)
Income tax expense (benefit) 1,503 (2,934) 2,027 (9,268)
Income (Loss) before income tax expense 1,884 (25,279) 1,154 (68,968)
Interest expense (A) 4,477 5,869 14,081 17,251
Interest income (1,154) (645) (2,201) (1,952)
Reversal of allowance for doubtful loan receivable (1,500) - (1,500) -
Loss on disposal of equity securities - - 730 -
Other income - - (3,883) -
Net loss on impairment/ disposal of equity-accounted investment - - 584 161
Change in fair value of equity securities 378 20,421 (2,593) 54,152
Operating income 4,085 366 6,372 644
PPA amortization
(amortization of acquired intangible assets)
6,044 4,974 24,659 13,588
Depreciation and amortization 4,499 3,455 12,346 9,340
Impairments
(1)
1,916 - 1,916 -
Stock-based compensation charges 1,334 2,497 5,140 7,518
Interest adjustment - (890) - (2,478)
Once-off items 2,553 2,306 3,067 4,599
Unrealized gain (loss) FV for currency adjustments 181 (114) (16) 102
Group Adjusted EBITDA - Non-GAAP (A) 20,612 12,594 53,484 33,313
(A) Loss attributable to
Lesaka – GAAP
and all subtotal
captions to Loss
before income tax
expense for the
three and nine
months
ended March
31, 2025 have
been decreased
by $0.3 million
and $0.9
million, respectively,
as a result
of the correction
discussed in
Note 1. Interest
expense for the
three and nine
months ended March
31, 2025 has
been increased by
$0.09 million and
$0.3 million,
respectively,
as a result of
the correction
discussed in Note
1. Operating income
and Group Adjusted
EBITDA - Non-GAAP
for the
three and
nine months
ended March
31, 2025
have been
decreased by
$0.2 million
and $0.7
million, respectively,
as a
result of
the
correction discussed in Note 1.
Loss
attributable
to Lesaka
– GAAP
and
all subtotal
captions to
Loss
before
income
tax expense
for
the nine
months ended
March 31, 2026 have been decreased by $0.4 million and, as a result of the correction, as discussed in Note 1, to the amount included in the caption Interest expense for the three months ended September 30, 2025. Interest expense for the nine months ended March 31,
2026 has
been increased
by $0.1
million as
a result
of the
correction, as
discussed in
Note 1,
to the
amount included
in the
caption
Interest expense for
the three months
ended September 30,
2025. Operating
income and Group
Adjusted EBITDA
- Non-GAAP for
the nine months
ended March 31,
2026 have been
decreased by $0.2
million, as a
result of the
correction, as discussed
in Note 1,
to
the amount included in the caption Interest expense for the three months ended
September 30, 2025.
(1) Impairments excludes an amount of $0.7 million which is included in the caption exit of ATM
business in the table below.
(2) The table below presents the components of once-off
items for the periods presented:
Table 12
Three months ended
March 31,
Nine months ended
March 31,
2026 2025 2026 2025
$ ’000 $ ’000 $ ’000 $ ’000
Exit of ATM
business
1,599 - 1,599 -
Lesaka brand refresh 984 - 984 -
Transaction costs 466 1,084 839 1,621
Transaction costs related to Adumo, Recharger
and Bank Zero acquisitions
144 1,222 285 3,174
Indirect taxes provision release (61) - (61) (196)
Income recognized related to closure of legacy businesses (579) - (579) -
Total once-off
items
2,553 2,306 3,067 4,599

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
Exit of ATM
business includes expenses incurred to
exit our ATM
business and the impairment of ATMs
recorded in property,
plant and equipment (refer to Note 7 to our unaudited condensed consolidated financial statements for additional information).
Rebrand
relates
to
costs incurred
related
to Lesaka’s
new brand
launched
in
November
2025,
we expect
that it
will take
the
remainder of the 2026 calendar
year to roll out
the refreshed brand throughout the
organization. These are non-recurring costs incurred
as a necessary step in a set of strategic initiatives designed to create a “One
Lesaka” identity for our customers and our employees.
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

Liquidity and Capital Resources
As of March 31, 2026, our cash and cash equivalents were
$90.6 million and comprised of U.S. dollar-denominated
balances of
$3.3 million,
ZAR-denominated balances
of ZAR 1.5
billion ($85.4 million),
and other currency
deposits, primarily
Botswana pula,
of $1.8 million,
all amounts translated
at exchange rates
applicable as of
March 31, 2026.
The increase in
our unrestricted cash
balances
from June 30, 2025, was
primarily due to positive contribution from our
operating segments, and the utilization of
our general banking
facilities to
partially fund
the growth
in our
Consumer lending
book, which
was partially
offset
by the
application of
the proceeds
received from the disposal
of MobiKwik to
reduce
our general banking
facilities utilized, the
utilization of cash
reserves to fund certain
scheduled repayments
of our borrowings,
acquisition of
property,
plant and
equipment and
intangible assets,
to fund
the increase
in
our Consumer lending book and to settle amounts due to the sellers of Recharger and other entities acquired during the year to date.
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
We are required to make a scheduled debt repayment of ZAR 200 million ($11.7 million) in March 2027. We expect to pay ZAR
100.0 million ($6.0
million) payment on
closing of the
Bank Zero transaction.
All amounts translated
at exchange rates
as of March
31, 2026.
Available short-term
borrowings
Summarized below are our short-term facilities available and utilized as of
March 31, 2026:
Table 13
RMB GBF RMB Other Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total
short-term facilities available, comprising:
Total overdraft 67,064 1,143,901 - - - -
Indirect and derivative facilities (1) - - 3,383 57,700 9,179 156,556
Total
short-term facilities available
67,064 1,143,901 3,383 57,700 9,179 156,556
Utilized short-term facilities:
Overdraft
35,825 611,055 - - - -
Indirect and derivative facilities (1) - - 1,864 31,786 124 2,112
Total
short-term facilities utilized
35,825 611,055 1,864 31,786 124 2,112
Interest rate, based on South African prime rate 9.75% N/A N/A
(1)
Other
facilities
include
indirect
and
derivative
facilities
may
only
be
used
for
guarantees,
letters
of
credit
and
forward
exchange contracts to support guarantees issued by RMB and Nedbank to various third parties on our behalf.
The facilities under the
Restated GBF Agreement were
available for utilization
from March 30, 2026,
and are subject to annual
review by RMB.
In terms of
a commitment provided
to the lender
under the CTA
entered into on
February 27, 2025,
we have undertaken
not to
utilize more than ZAR 5.0 million ($0.3 million) of the Nedbank Facility.

Long-term borrowings
We have aggregate long-term borrowings
outstanding of ZAR
3.4 billion ($201.6 million
translated at exchange
rates as of
March
31, 2026)
as described
in Note
9. These
borrowings include
outstanding long-term
borrowings obtained
by Lesaka
SA of
ZAR 2.8
billion, which were
used to refinance
our previous long-term
borrowings. We
have utilized all
of these long-term
borrowings. As of
March 31,
2026, we
also have
a revolving
credit facility,
of ZAR
400.0 million
which is
utilized to
fund a
portion of
our merchant
finance loans receivable
book and an asset
backed facility of ZAR
227.0 million which
is utilized to partially
fund the acquisition of
POS devices and vaults.
Restricted cash
We have
also entered into cession and pledge
agreements with Nedbank related to
our Nedbank indirect credit facilities
and we
have ceded and pledged
certain bank accounts to
Nedbank. The funds included
in these bank accounts
are restricted as they
may not
be withdrawn without the express
permission of Nedbank. Our cash,
cash equivalents and restricted
cash presented in our consolidated
statement of cash flows as of March 31, 2026, includes restricted cash of $0.1 million that has been ceded and pledged.
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
ATMs
(i.e. from
theft) and are required to repay
African Bank for any shortages. We intend to cancel this arrangement as part of the process of winding
down our ATM
business.
Cash flows from operating activities
Third quarter
Net cash provided by
operating activities during the
third quarter of fiscal
2026 was $37.6 million
(ZAR 630.0 million) compared
to $10.7 million (ZAR 196.2 million) during the third quarter of fiscal 2025. Excluding the impact of income taxes, our cash provided by operating activities during the third quarter
of fiscal 2026
was positively impacted by the positive contribution
from our operating
segments and
positive working
capital changes
including a
decrease in
accounts receivables
and inventory,
and an
increase in trade
and other payables.
During the third quarter
of fiscal 2026, we
paid first provisional South
African tax payments of
$0.2 million (ZAR 3.2
million)
related
primarily
to
certain
of
Adumo’s
subsidiaries
2026
tax
year.
We
paid
taxes
totaling
$0.1
million
in
other
tax
jurisdictions,
primarily in Botswana
during the third quarter
of fiscal 2026. During
the third quarter of
fiscal 2025, we
paid first provisional South
African tax payments
of $0.6 million (ZAR
10.9 million) related
primarily to certain
of Adumo’s
subsidiaries 2025 tax year.
During
the third quarter of fiscal 2025, we paid taxes totaling $0.1 million in other tax jurisdictions, primarily in Namibia and Botswana.
Taxes paid (refunded)
during the third quarter of fiscal 2026 and 2025 were as follows:
Table 14 Three months ended March 31,
2026 2025 2026 2025
$ $ ZAR ZAR
’000 ’000 ’000 ’000
First provisional payments
192 594 3,180 10,885
Second provisional payments
147 - 2,464 -
Taxation paid related
to prior years
17 - 296 -
Tax refund received (6) (151) (101) (2,016)
Dividend withholding tax 91 - 1,526 -
Total South African
taxes paid
441 443 7,365 8,869
Foreign taxes paid 81 62 1,349 1,148
Total
tax paid
522 505 8,714 10,017
Year
to date

Net cash provided by operating activities during year to date fiscal
2026 was $35.6 million (ZAR 609.4 million) compared to net
cash used in
operating activities of
$2.6 million (ZAR
47.6 million) during the
year to date
fiscal 2025. Excluding the
impact of income
taxes, our
cash provided
by operating activities
during year
to date fiscal
2026 was
positively impacted
by the positive
contribution
from our operating
segments and positive
working capital movements
,
which was partially
offset by cash
utilized for the
significant
net growth in our Consumer finance loans receivable.
During year to date fiscal 2026, we paid first provisional South African tax payments of $4.5 million (ZAR 75.2 million) related to our 2026 tax year. We also paid second provisional South African tax payments of $0.4 million (ZAR 7.4 million) primarily related to certain of our recently acquired subsidiaries that have not yet aligned their tax year to our June 30 tax year end. We
also paid taxes
related
to
prior
tax
years
in
South
Africa
of
$0.5
million
(ZAR
8.7
million).
We
paid
taxes
totaling
$0.2
million
in
other
tax
jurisdictions, primarily
in Namibia
and Botswana
during year
to date
fiscal 2026.
During the
year to
date fiscal
2025, we
paid first
provisional South African
tax payments of $3.7
million (ZAR 67.1 million)
related to our 2025
tax year.
We
also paid taxes totaling
$0.2 million in other tax jurisdictions, primarily in Namibia and Botswana during the year to date fiscal 2025.
Taxes paid (refunded)
during year to date fiscal 2026 and 2025 were as follows:
Table 15 Nine months ended March 31,
2026 2025
2026 2025
$ $
ZAR ZAR
‘000 ‘000 ‘000 ‘000
First provisional payments
4,470 3,682 75,220 67,149
Second provisional payments
431 - 7,400 -
Taxation paid related
to prior years
501 93 8,722 1,660
Tax refund received (58) (264) (1,010) (4,069)
Dividend withholding tax 91 - 1,526 -
Total South African
taxes paid
5,435 3,511 91,858 64,740
Foreign taxes paid 225 202 3,856 3,693
Total
tax paid
5,660 3,713 95,714 68,433
Cash flows from investing activities
Third quarter
Cash used
in investing
activities for
the third
quarter of
fiscal 2026
included
capital expenditures
of $3.4
million
(ZAR 57.0
million), primarily due to
the acquisition of
vaults and POS
devices. We also incurred expenditures of
$1.2 million (ZAR
20.2 million),
primarily related
to the capitalization
of development costs,
during the third
quarter of fiscal
2026. During the
third quarter of
fiscal
2026, we
paid we paid
$10.8 million related
to acquisition
of certain
businesses,
including $10.4
million for
the final tranche
of the
Recharger acquisition,
and $0.3 million
for Mobilemart. Refer to
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
Year
to date
Cash used in investing activities for year to date fiscal 2026 included capital expenditures of $11.3 million (ZAR 193.5 million), primarily due to
the acquisition
of vaults
and POS
devices. We also incurred
expenditures of $3.4
million (ZAR
57.4 million), primarily
related to the capitalization of development
costs, during year to date fiscal
2026. We
also received $3.0 million from
the disposal of
Cell C. During year to date fiscal 2026,
we paid $11.1 million related to acquisition of
certain businesses,
including $10.4 million for
the final tranche of
the Recharger acquisition,
$0.3 million for Mobilemart and
$0.3 million for Atom.
Refer to Note 2
to our unaudited
condensed consolidation financial statements for additional information.
Cash
used
in
investing
activities
for
the
year
to
date
fiscal
2025
included
capital
expenditures
of
$13.1
million
(ZAR 236.3
million), primarily due to
the acquisition of
vaults. We also incurred expenditures of
$2.3 million (ZAR
41.0 million), primarily related
to the
capitalization
of development
costs, during
the year
to date
fiscal 2025.
During
the year
to date
fiscal 2025,
we paid
$10.6
m
illion related to acquisition of certain businesses, including Adumo and Recharger.

Cash flows from financing activities
Third quarter
During the
third quarter of
fiscal 2026, we
utilized $44.9
million from our
South African general
banking facilities to
partially
fund the
growth of
our Consumer
lending book,
and repaid
$29.4 million.
We
utilized $0.7
million of
our long-term
borrowings to
finance
the
acquisition
of
POS
devices
and
vehicles
to
fund
our
Merchant
lending
book.
We
repaid
$10.2
million
of
long-term
borrowings and in accordance with our repayment schedule
under Facility B and our asset-based facilities. We
also paid $3.5 million
to purchase Lesaka Hospitality non-controlling interests.
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
Year
to date
During year to date fiscal 2026, we utilized $93.4 million from our
South African general banking facilities to partially fund the growth of our Consumer lending book, and repaid $82.5 million. We utilized $4.7 million of our long-term borrowings to finance the acquisition of POS devices and vehicles to fund our Merchant lending book. We repaid $12.6 million of long-term borrowings and in
accordance with our repayment schedule under our asset-based facilities. We paid fees of $0.03 million related to the September 2025 refinance
of our
facility
to fund
the growth
of Merchant
lending book.
We
paid
$3.5 million
to purchase
Lesaka Hospitality
non-
controlling interests.
We
also paid
$0.3 million
to repurchase
shares from
employees in
order for
the employees
to settle
taxes due
related to the vesting of shares of restricted stock.
During the year
to date fiscal 2025,
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
expenditures, for working capital
requirements and
for the
February 2025
refinance of
certain of
our facilities.
We
repaid $130.0
million of
long-term borrowings
in
accordance with our repayment schedule
,
paid $7.2 million to settle Adumo’s borrowings, and settled a portion of our revolving credit
facility utilized. We
also paid an origination fee
of $1.0 million to secure additional
borrowings as well as paid
dividends to the non-
controlling interest of $0.4 million.
Off-Balance Sheet Arrangements
We have no off
-balance sheet arrangements.
Capital Expenditures
We
expect capital
spending for
the fourth
quarter of
fiscal 2026
to primarily
include spending
for acquisition
of POS
devices,
vaults, computer software, computer and
office equipment, as well as
for our branch network in
South Africa.
Our capital expenditures
for
the third
quarter of
fiscal 2026
and 2026
are discussed
under “—Liquidity
and Capital
Resources—Cash
flows from
investing
activities.” Our capital expenditures for the past three fiscal years were funded through internally generated funds, or our asset-backed borrowing arrangements.
We
had outstanding
capital commitments
as of
March 31,
2026, of
$0.5 million.
We
expect to
fund these
e xpenditures through internally generated funds and available facilities.

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
2026, as a
result of changes
in the South
African prime and
3-month JIBAR
interest rates, using
our outstanding short
and long-term borrowings
as of March
31, 2026. The
effect of a
hypothetical 1% (i.e.
100
basis points)
increase
and
a
1% decrease
in
the
interest
rates
applicable
to
the
borrowings
as of
March
31,
2026,
are shown.
The
selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 16 As of March 31, 2026
Annual expected
interest charge
($ ’000)
Hypothetical
change in
interest rates
Estimated annual
expected interest
charge after
hypothetical change
in interest rates
($ ’000)
Interest on South African borrowings 23,791 1% 26,173
(1%) 21,408

Item 4. Controls and Procedures
Under
the
supervision
and
with
the
participation
of
our
management,
including
our
executive
chairman
and
our
group
chief
financial officer, we conducted
an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended, as of
March 31, 2026.
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
of internal controls.
As a
result of
insufficient
time in
implementing all
procedures to
remediate the
material weaknesses
discussed in
our Annual
Report
on
Form10-K
for
our
fiscal
year
ended
June
30,
2025
(as
described
above),
the
Executive
Chairman
and
the
group
chief
financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.
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
is
continuing
to
finalize
remediating
the
identified
material
weakness
and
remains
committed
to
rectifying
the
remaining
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
The
remediation
plan
with
respect to
the material weaknesses identified for
the year
ended
June 30,
2025 may
be
adjusted
as
is appropriate,
as
we
continue
to
evaluate
and
enhance
our
internal
control
over
financial
reporting.
Other
than
the
design
and implementation of
the remediation
plan, there
have not been
any changes
in our internal
control over
financial reporting
during
the fiscal quarter ended March
31, 2026, that have materially
affected, or are reasonably likely to materially affect, our internal control
o ver financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Litigation related to CPS
Lesaka
SA
was
a
party
to
proceedings
in
the
Constitutional
Court
of
South
Africa
involving
its
subsidiary,
Cash
Paymaster
Services Proprietary Limited (“CPS”), which is in liquidation.
The objective of these proceedings was to procure an
order for CPS to
pay
to
the
South
African
Social Security
Agency
(“SASSA”)
the
profit
generated
by
CPS from
an
agreement
concluded
between
SASSA and
CPS, following
the award
of a tender
to CPS. This
arose from
prior court
proceedings which
concluded that the
tender
should not
have been
awarded to
CPS (for
technical reasons
not related
to any
conduct by
CPS). Lesaka
SA was
included
in these
proceedings to provide
information relevant to
determining the profit
so made by CPS.
The Constitutional Court
delivered its ruling
on April 8, 2026.
The Court ordered CPS
to refund certain
adjusted certified profits to
SASSA. The Court did
not make any adverse
order against Lesaka SA.
General
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
second
quarter
of
fiscal
2026,
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
While we have
implemented remedial actions,
including enhancing our
system of internal
control and conducting
further analyses
with our external
advisors, there is
a risk that
we have not
identified all errors
associated with this
matter.
Additional issues
may be
discovered
as
we
continue
to
evaluate
historical
periods,
refine
our
technical
tax
conclusions,
or
from
inadequate
updates
to
our
systems. Moreover,
similar errors
could exist
in accounting
and reporting
for other
indirect tax
transactions particularly
where our
business
involves
complex
multi-party
arrangements,
voucher
products,
commissions,
or
activities
involving
non-registered
VAT
vendors.
Identification
of
additional
errors
may
require
us
to
record
further
adjustments,
amend
or
restate
previously
issued
financial
statements, update our tax filings,
make additional payments of tax,
penalties, or interest, or
make further enhancements to our
internal
control processes. Any such developments could result in increased compliance costs, additional administrative burdens, diversion of
management
attention,
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
using
alternative
methods,
adversely
impact
our
ability to
raise
capital
or
complete acquisitions
of
other
companies
in
a
timely manner.
Geopolitical conflicts,
including the
conflict between
Russia and
Ukraine and
in the Middle
East, may
adversely affect
our
business and results of operations.
Global economic and
geopolitical conditions continue
to influence the
environment in which
we operate. Since
our year ended
June 30, 2025,
heightened geopolitical tensions, including
the conflict between
Russia and
Ukraine and ongoing
conflicts in the
Middle
East, have contributed to volatility in global financial markets and increased macroeconomic uncertainty.
We
have
no
direct
operations,
assets
or
revenue
exposure
in
the
affected
regions.
However,
the
indirect
effects
of
these
developments
may
adversely
impact
the
South
African
operating
environment,
our
primary
market,
including
through
foreign
exchange volatility,
inflationary pressures, tighter external funding conditions, and reduced consumer affordability.
Management
has
concluded
that
developments
in
the
geopolitical
environment
have
not
resulted
in
material
changes
to
our
financial
position,
financial
performance
or
cash
flows
since
the
year
ended
June
30,
2025.
Therefore,
no
material
changes
have
occurred that
require adjustment to,
or separate disclosure
in, the condensed
interim financial information,
and that our
existing risk
management framework and mitigating actions, as disclosed in the annual financial statements, remain appropriate.
Geopolitical
conditions
remain
fluid,
and
we
continue
to monitor
developments.
Any material
changes
to
our
risk
profile
or
financial position will be disclosed in accordance with applicable regulatory requirements.
Our use of artificial
intelligence (“AI”) may
present risks that could
adversely affect our
business, results of operations
and
reputation.
While our use of AI is not currently material, we may increasingly incorporate AI technologies into our systems, operations and
product offerings. The development,
deployment and use of AI present
a number of risks and uncertainties.
AI systems may produce
inaccurate, unreliable
or otherwise flawed
outputs, including
as a result
of limitations
in model
design, training
data quality,
bias or
other technical constraints. Any such issues could impair the effectiveness of our products and services or expose us to liability.
The use of
AI may also
increase cybersecurity,
privacy,
intellectual property
and operational risks.
For example,
the use of
AI
may
involve
the
processing
of
sensitive
data,
reliance
on
third-party
tools,
or
the
generation
of
outputs
that
are
misused
or
misinterpreted.
In
addition,
AI
technologies
may
introduce
new
or
evolving
vulnerabilities
that
could
be
exploited,
and
our
risk
management processes may not be effective in identifying
or mitigating all such risks.
The legal and regulatory landscape relating to AI is rapidly evolving and uncertain. We may be subject to existing and emerging
laws, regulations and regulatory
expectations in the United States
and other jurisdictions (including
South Africa) relating to,
among
other things, data protection,
consumer protection, intellectual
property and the use
of automated decision-making.
Compliance with
such requirements
may increase our
costs, limit the
use or effectiveness
of AI in
our business, or
require changes to
our products or
operations. Failure to comply with
applicable requirements, or the perception
that our use of
AI is inappropriate or
controversial, could
result in regulatory scrutiny,
litigation, reputational harm or competitive disadvantage.
As AI
technologies continue
to develop,
we may
not be
able to
anticipate or
effectively manage
all associated
risks. If
any of
these risks were to materialize, they could have
a material adverse effect on our business,
results of operations and financial condition.

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
Jan 1, 2026 - Jan 31, 2026
- - - 15,000,000
Feb 1, 2026 - Feb 28, 2026
(1)
9,000 4.43 - 15,000,000
Mar 1, 2026 - Mar 31, 2026
- - - 15,000,000
Total
9,000 -
(1) Relates to
the delivery of
9,000 shares
of our common
stock in November
2025 to us
by certain of
our employees to
settle
their income tax liabilities. These shares do not reduce the repurchase authority under the share repurchase program.
On March
3, 2026,
we delivered
1,017,914
unregistered
shares of
our common
stock, valued
at $4.7
million, to
the seller
of
Recharger to settle the second and final tranche due
under the Recharger purchase agreement.
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
March 31, 2026,
no officers
or directors, as
defined in
Rule 16a-1(f),
adopted
, modified, or
terminated
a “Rule 10b5-1 trading arrangement” or a “
non-Rule
10b5-1
trading arrangement,” as
d efined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Form 10-Q:
Incorporated by Reference Herein
Exhibit
No. Description of Exhibit
Included
Herewith Form Exhibit Filing Date
10.51
Amendment and Restatement Agreement dated February
27, 2026, between amongst others, Lesaka Technologies
Proprietary Limited, as Term/RCF Borrower, FirstRand
Bank Limited (acting through its Rand Merchant Bank
Division), as facility agent, and Bowwood and Main No 408
(RF) Proprietary Limited, as Debt Guarantor
X
10.52
Letter of Amendment, dated March 27, 2026, among
Lesaka Technologies Proprietary Limited and FirstRand
Bank Limited (acting through its Rand Merchant Bank
division), as facility agent, related to the amendment to the
Amended and Restated Common Terms Agreement
X
10.53
Letter of Amendment, dated March 27, 2026, among
Lesaka Technologies Proprietary Limited and FirstRand
Bank Limited (acting through its Rand Merchant Bank
division), as facility agent, related to the amendment to the
Original General Banking Facility Agreement and Facility
Letter
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

SIGNATURES
Pursuant to
the requirements
of the
Securities Exchange
Act of
1934, the
registrant has
caused this
report to
be signed
on its
behalf by the undersigned, thereunto duly authorized, on May 6, 2026.
LESAKA TECHNOLOGIES, INC.
By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman
By: /s/ Dan Smith
Dan Smith
Group Chief Financial Officer,
Treasurer and Secretary