Form 10-K
period 2026-06-30
LESAKA TECHNOLOGIES INC
filed 2026-09-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended
June 30, 2026
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
For the transition period from To
Commission file number:
000-31203
LESAKA TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Florida
98-0171860
(State or other jurisdiction (IRS Employer
of incorporation or organization) Identification No.)
7 Parks Boulevard
,
Oxford Parks
,
1st Floor
,
Dunkeld, Johannesburg
,
2196
,
South Africa
(Address of principal executive offices, including zip code)
Registrant’s telephone number,
including area code: +
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
2025
(the
last
business day
of
the registrant’s
most
recently completed
second fiscal
quarter),
based upon the closing price of the common stock as reported by The NASDAQ Global Select Market on such date, was $
252,144,046
. This calculation
does not reflect
a determination that
persons are affiliates
for any other
purposes.
As of September 9,
2026,
85,824,094
shares of the registrant’s
common stock, par value
$0.001 per share, net
of treasury shares, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain
portions
of
the
definitive
Proxy
Statement
for
our
2026
Annual
Meeting
of
Shareholders
are
i ncorporated by reference into Part III of this Form 10-K.

LESAKA TECHNOLOGIES, INC
INDEX TO ANNUAL REPORT ON FORM 10-K
Year
Ended June 30, 2026
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
60
Item 9A.
Controls and Procedures
60
Item 9B.
Other Information
63
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
63
PART
III
Item 10.
Directors, Executive Officers and Corporate Governance
64
Item 11.
Executive Compensation
64
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
64
Item 13.
Certain Relationships and Related Transactions, and Director Independence
64
Item 14.
Principal Accountant Fees and Services
64
PART
IV
Item 15.
Exhibits and Financial Statement Schedules
65
Item 16.
Form 10-K Summary
69
Signatures
70
Financial Statements
F-1

PART
I
FORWARD
LOOKING STATEMENTS
In addition to historical information,
this Annual Report on Form 10-K
(“Annual Report”) contains forward-looking
statements
that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied
in the
forward-looking
statements. Factors
that might
cause or
contribute
to such
differences
include,
but are
not limited
to, those
discussed in
Item 1A—“Risk
Factors.” In
some cases,
you can
identify forward-looking
statements by
terminology such
as “may,”
“will,”
“should,”
“could,”
“would,”
“expects,”
“plans,”
“intends,”
“anticipates,”
“believes,”
“estimates,”
“predicts,”
“potential”
or
“continue” or
the negative of
such terms and
other comparable terminology.
You
should not place
undue reliance on
these forward-
looking statements, which reflect
our opinions only
as of the
date of this
Annual Report. We undertake no
obligation to release
publicly
any
revisions
to the
forward-looking
statements after
the date
of this
Annual
Report.
You
should
carefully
review the
risk factors
described
in other
documents we
file from
time to
time with
the Securities
and
Exchange Commission
(the “SEC”),
including
the
Quarterly Reports on Form 10-Q to be filed by us during our 2027 fiscal year, which runs from July 1, 2026 to June 30,
2027.
All
references
to
“the
Company,”
“we,”
“us,”
or
“our”
are
references
to
Lesaka
Technologies,
Inc.
and
its
consolidated
subsidiaries, collectively, and all references to “Lesaka” are to Lesaka Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.
ITEM 1.
BUSINESS
Overview
Lesaka provides financial technology solutions to underserviced consumers, merchants and enterprises, improving the way they
manage their daily
financial activities and
increasing financial inclusion
in the markets
in which we
operate. In plain
terms,
we help
our customers
pay, receive,
borrow,
insure and
grow
: we enable
them to make
and accept payments,
receive income
such as wages
and welfare grants, access credit, protect their families
and assets through insurance, and grow their businesses
and financial lives. We
deliver these capabilities
through three business
divisions: Merchant, which
provides payment acceptance,
software, cash
management,
lending and alternative digital product
solutions to merchants across our two
channels; Community and Corporate. Consumer,
which
provides banking,
lending and
insurance solutions
to consumers,
principally recipients
of social welfare
grants in
South Africa; and
Enterprise, which provides payment processing, prepaid solutions and bill payment infrastructure connecting enterprises to consumers and businesses.
We
bring these
customer communities
together within
a single
ecosystem by
enabling them
to engage
and transact
with each
other.
For example,
an enterprise
biller connected
to our proprietary
biller network
can collect payment
from a
consumer who
pays
their bill at a
nearby merchant using
cash withdrawn with
a debit card linked
to a transactional account
we provide to that
consumer
to receive
their welfare
grant or
wages with
the merchant,
in turn,
digitizing the
cash received
through one
of our
cloud-connected
cash
vaults.
Each
participant
in
this
chain
is
a
Lesaka
customer,
and
each
interaction
deepens
our
data
insight
and
our
cross-sell
opportunity. As of June 30, 2026,
we served approximately 132,000
active merchants and approximately
2.1 million active
consumers,
and our Enterprise division connected a network of more than 650 billers and over
50 corporate clients across South Africa.
To build and maintain
our ecosystem, we have approximately 3,900 employees operating on the ground in five countries: South
Africa (our primary
market), Namibia, Botswana,
Zambia and Kenya
as of June 30,
2026. Lesaka was created
in 2022, and we
have
since
combined
organic
growth
with
acquisitions
including
the
Connect
Group
(April
2022),
Adumo
(October
2024),
Recharger
(March 2025), and the
proposed acquisition of Bank
Zero (agreement signed June
2025, and closing subject
to achievement of relevant
condition
precedents) to assemble an integrated fintech platform, unified under a single Lesaka brand in fiscal 2026. For a discussion of specific developments during
fiscal 2026, see Item 7
“Management’s Discussion
and Analysis of Financial Condition
and Results
of Operations–Developments during Fiscal 2026”.
We
serve
a
large
and
structurally
underpenetrated
market.
Cash
remains
the
dominant
payment
instrument
across
much
of
Southern
Africa,
and a
material portion
of consumers
and small
businesses remain
outside, or
only partially
served by,
the formal
financial
system.
Across
our
footprint
and
adjacent
markets
accessible
through
strategic
partnerships,
we
serve
a
market
of
approximately 250 million people with an estimated serviceable addressable market of approximately ZAR 416 billion in net revenue by 2030
as of
the date
of this
Annual Report.
This estimate
is derived
from management
analysis using
a range
of external
sources
including but not limited to: Population Reference
Bureau, IMF Database, Global Findex Report - 2025, Global
Data Analytics – SA
Card and
Payments Opportunities
and Risks
to 2028;
July 2024,
BDO –
Unlocking potential
Fintech in
Africa; June
2024, Boston
Consulting Group – Reimagining the Future of Finance; May 2023, combined with internal data, assumptions and management’s best estimates.

Our Go- To -Market Model
Our go-to-market model describes how we serve and grow customer relationships in practice. It has five elements:
1. Wide breadth of solutions
– Our solutions span the five things we
help customers do – pay, receive, borrow, insure and grow
– and we
win a customer
relationship with a
single critical financial
service at a
relatively stable customer
acquisition cost,
expanding
the
relationship
from
there.
For
example,
a
community
merchant
will
often
first
adopt
our
supplier-enabled
payments product
to pay
for inventory
digitally,
and subsequently
add our
cash vaults,
card acquiring
or a
merchant cash
advance as their business grows. Similarly,
a consumer typically joins us by opening
a transactional account to receive their
monthly
social
security
grant
and
may
over
time
take
up
a
short-term
loan
or
a
funeral
insurance
policy.
This
approach
increases customer
lifetime value
with little
incremental
acquisition cost.
As of
June 30,
2026, approximately
51% of
our
active consumers and approximately 46% of our active merchants used two or more of our products;
2. Differentiated reach
– Rather than relying
on online-only sales
or expensive branch networks,
we deploy on-the-ground sales
teams
supported
by
cost-efficient
branches
and
community
service
centers
in
the
rural
and
peri-urban
areas
where
our
customers live and
transact, including close
to the locations where
grant payments are
disbursed. Our merchant
community
channel is built on the same principle, acquiring merchants through direct, face-to-face sales with rapid conversion cycles;
3. Digital engagement
– After the
initial in-person
sale, we steer
customers to digital
channels to serve
them more efficiently
and deepen their use of our solutions.
For consumers, this includes our banking
app and unstructured supplementary service
data (“USSD”) channels that
work in real time on
any mobile phone, including
basic feature phones without
internet access
– while merchants manage their deposits, settlements and supplier payments through our digital merchant account;
4.
Proprietary access to
data
– Our solutions
give us unique visibility
into the transaction
flows of consumers
and merchants,
which we believe
is rare
in our
markets, particularly among
the underserviced. We put
this data
to work directly:
our consumer
lending is underwritten
using our view of the
money flowing in and
out of a consumer’s
account, and our merchant
lending
is underwritten using our visibility into a merchant’s
daily card and cash turnover; and
5. A unified brand
– In November 2025, we relaunched our businesses under a single Lesaka brand, and during fiscal 2026 we consolidated
our
brand
identity,
including
a
consistent
articulation
across
all
three
segments
–
of
what
we
enable
our
customers to do:
pay, receive, borrow, insure and grow. We believe a unified
brand and a
consistent expression of our
offering
build
trust,
support
customer
awareness
and
acquisition
across
divisions
and
facilitate
the
roll-out
and
adoption
of
new
solutions.
Our Business Segments
We operate and
report through three business segments: Merchant, Consumer
and Enterprise.
1. Merchant
Our Merchant Market
We manage
our Merchant operations through two distinct channels:
Community:
serves local, high-growth businesses ranging from kiosks and spaza shops (corner stores) to taverns, marketplaces and the sole proprietors
and suppliers that serve
them acquired through direct,
face-to-face sales with rapid
conversion cycles. These
merchants
operate in
a largely
cash-based environment,
and we
believe they
will increasingly
adopt digital
payment solutions
and
complementary services as the secular shift from cash to digital payments progresses.
Corporate:
serves
larger,
more
formal
businesses
from
small
local
retailers
to
multi-lane
stores,
franchises
and
large-scale
organizations that require customized, multi-product
solutions sold through a strategic, longer-term sales process.
As of June 30, 2026, we served approximately 132,000 active merchants.
Merchant Solutions
Our merchant solutions
serve merchants of
all sizes,
helping them accept
payments, manage and
digitize cash, run
their operations
and access working capital. Our merchant solutions and products comprise:
• Merchant Acquiring: card acceptance and payment processing solutions for merchants;
• Software:
integrated
point-of-sale
(“POS”)
software
and
hardware,
principally
serving
the
restaurant
industry,
including
Unity, our cloud-based POS offering, which
enables easier integration of
our software and
acquiring propositions into a
single
bundle;

• Cash Management: instant
cash digitalization
solutions in a
merchant’s
store through cloud-connected
cash vaults, paired
with digital accounts through which merchants can track deposits and pay suppliers;
• Lending:
access to working capital through merchant cash advances
and business credit, underwritten using our proprietary
visibility into merchants’ transaction activity; and
•
Alternative Digital Products
(“ADP”):
prepaid solutions (airtime,
data, electricity and
gaming), bill payments,
and supplier-
enabled payments, which allow community merchants to
digitize payments to their suppliers at
competitive pricing and serve
as an entry point into the broader Lesaka merchant ecosystem.
We are dependent on a limited number of software and hardware suppliers. Refer to “Item 1A. Risk Factors” included herein for more information.
The proposed acquisition of Bank Zero, which is subject
to conditions precedent described herein, primarily deepens, rather than widens, our merchant proposition. Our merchant product suite does not change; instead, we expect the banking license will enable us to enhance
it in
ways previously
unavailable to
us as
a non-bank
including same-day
settlement for
acquiring, integrated
merchant
bank
accounts,
savings
accounts
and
remittance
products,
strengthening
the
competitiveness
and
completeness
of
our
offering
to
existing and prospective merchants.
Merchant Competitive Landscape
We
estimate an addressable
revenue pool of
approximately ZAR 130
billion as of
the date of
this Annual Report,
of which we
believe we have approximately 3% market
share. This estimate is
derived from management analysis using a
range of external sources
including but not limited to: Population Reference
Bureau, IMF Database, Global Findex Report - 2025, Global
Data Analytics – SA
Card and
Payments Opportunities
and Risks
to 2028;
July 2024,
BDO –
Unlocking potential
Fintech in
Africa; June
2024, Boston
Consulting Group
– Reimagining
the Future
of Finance;
May 2023),
peer company
public quarterly
results combined
with internal
data,
assumptions
and
management’s
best
estimates.
We
differentiate
ourselves
by
being
a
customer-led,
rather
than
product-led,
provider.
The
industry
remains
highly
fragmented,
with
most
competitors
providing
one
or
two
products,
while
we
provide
an
integrated suite of solutions; we believe no single competitor offers the range of solutions we provide. We accordingly face a different
competitive universe
in each product
area: traditional South
African banks are
the principal competitors
in core merchant
acquiring,
while software, cash management and alternative digital products are contested by a fragmented set of
specialist vendors ranging from
traditional banks, digital lenders, payment service providers and fintechs
.
2. Consumer
Consumer Market
Consumer focuses on
individuals who have historically
been excluded from, or
underserviced by,
traditional financial services.
Although
our
products
are
designed
for
consumers
at
the
lower
socioeconomic
end
of
the
market,
the
infrastructure
and
product
offering allow for a frictionless move upstream to a wider market of consumers.
There
are
approximately
12.0
million
permanent
grant
beneficiaries
in
South
Africa,
and
approximately
8.0
million
people
receive a Social Relief of Distress (“SRD”) grant each month, according to the South African Social Security Agency (“SASSA”). As
of June 30, 2026, we had approximately 2.1 million active consumers of which approximately 89%
are permanent grant beneficiaries
and approximately 174,000 active
payouts cardholders. We believe that for
consumers receiving welfare grants
from the South
African
government, no
other provider
offers a
transactional account,
lending and
insurance product
within one
ecosystem. Our
proposition
includes a distinctive “last mile” distribution model: we take our services to rural and peri-urban communities across the country,
and
through
digitally
enabled
onboarding
supported
by
Bonngwe,
our
proprietary
customer
relationship
management
engine.
Our
consultants can open an account and issue a physical card at the point of application in under five minutes.
The acquisition
of Bank
Zero, which
is subject
to conditions
precedent
described herein,
is expected
to materially
widen
the
consumer
market
we
can
address.
Our
traditional
addressable
market
comprises
the
approximately
12
million
grant
beneficiaries
described above. Bank Zero’s
digital banking platform and license
enable us to increase this addressable
market to approximately 24
million people, through
the unlock of a
further approximately 12
million salaried individuals,
a segment positioned
above our grant-
beneficiary base on the income pyramid and for which Bank Zero’s low-cost, digital
-first banking proposition is well suited. This is a
targeted expansion, based on the product offering
we intend to launch for this segment. Our existing consumer product suite does not
change as a result; rather, the banking license
and Bank Zero’s deposit-taking capabilities allow us to extend our transactional, lending
and insurance offerings to this broader population over time.

Consumer Solutions
Our consumer solutions provide banking,
credit and insurance capabilities
that anchor our relationship
with a consumer and
grow
with their needs over time. Our consumer product offering
includes:
• Transactional accounts: our low-cost transactional account, accessible via card, mobile application, web and USSD. USSD is an
important channel
for consumers
with limited
or no
data connectivity.
Consumers use
a linked
debit card
and mobile
app to
withdraw cash,
make purchases
and pay
bills, forming
the anchor
relationship
from which
we cross-sell
additional
financial services
• Lending:
short-term, unsecured
personal loans
to qualifying
consumers, underwritten
using our
visibility of
cash flows
of
their accounts. For many of our consumers, we provide their first access to regulated credit;
• Insurance:
funeral
insurance
policies
that
help
our
consumers
protect
their
families
and
assets,
cross-sold
through
our
distribution
network
and
Bonngwe
engine.
During
fiscal
2026
we
also
launched
a
funeral
insurance
offering
for
grant
beneficiaries outside the Lesaka consumer base; and
• Payouts:
secure payout solutions for
corporate employees who receive
employment-related payments from their
employers
through us.
We do not have a South African
banking license and, therefore, we provide our banking offering through an arrangement with a
third-party bank. Through the acquisition of Bank Zero,
however, we expect to move our sponsorship arrangement from
African Bank
to Bank Zero. Refer to “Item 1A. Risk Factors” included herein for more information.
Consumer Competitive Landscape
The
consumer
market
we
address
today
is
focused
on
South
African
grant
beneficiaries
and
other
payout
cardholders.
We
estimate an addressable
revenue pool of
approximately ZAR 43
billion as of the
date of this Annual
Report, of which we
believe we
have approximately 5% market share. This estimate is derived from management analysis using a range of external sources including
but not limited to: South African National Treasury Database 2025/2026, SASSA Statistical Database, peer company public quarterly results combined
with internal
data, assumptions
and management’s
best estimates.
We
face a
different
set of
competitors in
each
product
area:
banks
are
the
principal
competitors
for
transactional
accounts,
the
lending
market
is
dominated
by
micro-finance
companies and the insurance market by insurance companies.
3. Enterprise
Enterprise Market
Enterprise serves clients with
large ecosystems of billpayers,
tenants, employees or constituents, providing
targeted solutions that
facilitate payments
between consumers
and businesses.
Our network
comprises more
than 650
billers and
over 50
corporate clients
across South Africa as of June
30, 2026, with deep integrations across
municipal councils, utility providers, banks and mobile network operators who leverage our technology to create readily scalable solutions.
Enterprise Solutions
Our Enterprise product offering is focused across three core verticals:
• ADP:
integration
technology
enabling
customers
across
South
Africa
to
purchase
prepaid
solutions
(such
as
airtime,
electricity
or
gaming)
and
pay
bills
through
channels
such
as
retailer
distribution
networks
and
digital
banking
apps.
Following the acquisition of MobileMart Proprietary
Limited (“MobileMart”) in February 2026, we have direct
integrations
into the four
primary mobile network
operators in South
Africa, providing access
to preferential
rates and supplier
availability.
Our ADP
offering
also includes
4All, a
multi-store-of-value
voucher developed
by internal
teams, which
is redeemable
at
more than 40 partners;
• Utilities:
a prepaid electricity submetering platform that
enables tenants to purchase and
top up prepaid electricity meters
and
allows landlords to manage
tenant electricity usage without postpaid
risk. This is a low-churn,
annuity-style revenue model,
serving approximately 382,000 active meters as of June 30, 2026, and;
• Payments:
the
group’s
proprietary
payment
technology,
including
our
payment
switch,
which
enables
us
to
insource
components
of
the payments
value
chain,
create
efficiencies
and
reduce
third-party
dependencies,
together
with
ancillary
security and tokenization services offered to enterprise clients.
Enterprise also increasingly acts as the group’s central procurement engine for prepaid products: the bulk of merchant electricity volumes
are
now
processed
via
the
enterprise
segment,
reducing
reliance
on
third-party
providers,
and
we
expect
to
migrate
the
r emaining ADP volumes offered in merchant to the enterprise segment.

The
acquisition
of
Bank
Zero,
which
is
subject
to
conditions
precedent
described
herein,
is
expected
to
extend
Enterprise’s
addressable product set into alliance banking
which provides banking capabilities and
infrastructure to third-party partners, a
vertical
that
was previously
unavailable
to
us
without
a
banking
license. Alliance
banking
leverages
Bank
Zero’s
existing
digital
banking
platform and our enterprise integration capabilities and is consistent with the division’s capital-light operating model.
Enterprise Competitive Landscape
We
estimate an
addressable revenue
pool of
approximately ZAR
12 billion
as of
the date
of this
Annual Report,
of which
we
believe we have approximately 9% market
share. This estimate is
derived from management analysis using a
range of external sources
including but not
limited to: Electrum –
The State of Value
-Added Services in South
Africa; 2024, South African
National Treasury
Database
2025/2026,
peer
company
public
quarterly
results
combined
with
internal
data,
assumptions
and
management’s
best
estimates. As in Merchant and Consumer, we face competitors within each core product; at the ADP product offering, our competitors
are
typically
Value
-Added
Services
(“VAS”)
aggregators
and
payment
infrastructure
providers
whereas
within
Lesaka
Utilities
Proprietary Limited, formerly
known as Recharger
Proprietary Limited (“Utilities”),
our competitors are
the prepaid electricity
vendors
who are
a fragmented
collection of
private companies.
However,
we believe
no single
competitor participates
across the
integrated
suite of products offered by our Enterprise Division.
Intellectual Property
We rely on a combination of trademark and copyright laws
and trade secret protections in South
Africa, as well as confidentiality
procedures and contractual provisions, to protect the intellectual property rights in our products and services.
In South Africa, we have registered intellectual property
rights in respect of our trading
name (“Lesaka”, and derivatives thereof)
and certain product
names and devices
(logos). In Setswana
and Sesotho (both
common languages spoken
in certain African
countries),
the word “Lesaka”
means “kraal”, which
is an enclosure
or pen typically
used for livestock.
Given the general
meaning of the
term,
other businesses use the word in their names and trademarks as well. We may thus have difficulty protecting our use of the word. The
same applies to our decision to use the image of a foot and foot print as our logo.
Being a technology-driven
company, our
employees develop intellectual
property used in the
conduct of our business.
We
also
contract
with
external
service
providers
and
consultants
to
assist
in
the
development
of
intellectual
property.
Where
relevant,
the
contract concluded with the
relevant employee / service provider
/ consultant includes provisions for
the assignment of ownership
of
the intellectual property so created to us, as well as other contractual protections in relation to such intellectual property.
The industries
in which
we compete
rely on
the use
of technology,
and an
enhanced /
improved technology
offering can
be a
competitive advantage. There is no assurance that our intellectual property rights will not be challenged, invalidated, or circumvented;
that others will not assert intellectual property
rights to technologies that are relevant to
us; or that our rights will
give us a competitive
advantage. In
addition, the
laws of
certain countries
may not
protect our
proprietary rights
to the
same extent
as the
laws of
South
Africa.
For additional
information
regarding some
of the
risks relating
to our
intellectual property
see Item
1A—“Risk
Factors —
Risks Relating to Our Business—
Defending our intellectual property
rights or defending ourselves in infringement
suits that may be
brought against us is expensive and time-consuming
and may not be successful
”.
Human Capital Resources
Our strong leadership
helps enable us
to take on
transformational projects, including our
focus on building
One Lesaka, consistent
with our core values. Shifting our culture to enable our growth ambitions are a key focus area for us.
Our core values:
Integrity
— Go barefoot on the straight and narrow
Collective Wisdom
— We dance better
together
Entrepreneurial Spirit
— Blaze new trails
Ownership
— Call for the ball
Bias to Action
— Walk slow,
run fast
Resilience
— Put one foot in front of the other
Empathy
— Walk in someone else’s
shoes
Customer First
— Stand for your customer
Efficiency
— Every step counts
Meritocracy
— Recognize results, not roles
These are our values that underpin our mission to make financial inclusion a reality for all who have been underserviced.

Employee training and skills development
Investing
in skills
development
is key
for us
to ensure
that we
grow
the best
talent.
Our employee
training and
development
programs ensure that we have the required available skills and helps us to unlock talent. Offering development and career progression is a key aspect
of our employee value
proposition. We
offer the following
development programs to
enhance employee performance
and skills:
•
training programs;
• formal training programs for people with disabilities;
•
leadership development programs;
•
unemployed and employed learnerships;
•
internships;
•
financial assistance to pursue further studies and obtain formal qualifications;
•
other in-house and cross-functional training to aid with career advancement;
and
•
succession planning – training interventions to address scarce and critical skills.
Equal opportunity
Our equal
opportunity approach has
not changed, providing
a conducive
work environment
where talent
from any background
can thrive is important to
us. Having an inclusive and
diverse workforce which reflects our economically
active population and society
in general,
is crucial for
helping the organization
attract and retain
talent and is
important for long
-term organizational
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
As of June 30, 2026, the composition of our workforce was:
• 54% female and 46% male;
•
39.8% between 18 and 34 years old, 54.6% between 35 and 54 years old, and 5.6% over 55 years old; and
• 67% Black, 10% two or more races, 10% Indian and 13% White.
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
•
Participation in our Lesaka Employee Share Ownership Plan for qualifying employees;
•
Paid sick, study, annual
and family responsibility leave;
• Maternity and paternity benefits;
• Life and disability insurance coverage;
• Financial aid to fund tertiary education for children of employees;
• Employee assistance programs; and
•
Product discounts.
Annual
increases
and
incentive
compensation
are
based
on
merit,
which
is
communicated
to
employees
at
onboarding
and
documented as part of our annual remuneration review process.

Our number
of employees
allocated
on a
segmental
and
group
basis as
of the
years ended
June 30,
2026,
2025 and
2024,
is
presented in the table below:
Number of employees
2026 2025 2024
Consumer
(1)
1,514 1,542 1,333
Merchant
(1)
1,883 1,957 1,059
Enterprise
(1)
279 213 130
Total segments 3,676 3,712 2,522
Group
(1)
185 16 9
Total 3,861 3,728 2,531
(1)
Fiscal
2026
includes
one
executive
officer
in
Enterprise
and
four
executive
officers
in
Group.
Fiscal
2025
includes
five
executive officers in Group. Fiscal 2024 includes one executive officer in each of Consumer and Merchant and two executive officers in Group.
On a
functional basis,
as of
June 30,
2026, 5
of our
employees were
our named
executive officers,
13 senior
managers, 1,544
were
employed
in
sales
and
marketing,
700
were
employed
in
finance
and
administration,
423
were
employed
in
information
technology and development and 1,176 were employed in operations.
Health and safety laws and regulations
We
are
subject
to various
South
African
laws and
regulations
that regulate
the health
and
safety of
our
South African-based
workforce, including
those laws monitored
by the
South African
Department of
Employment and
Labour which
stipulates the
legal
framework within
which we
need to
function. This
framework comprises
the Compensation
for Occupational
Injuries and
Diseases
Act, No. 130 of 1993;
the Occupational Health and
Safety Act, No. 85
of 1993; the Basic
Conditions of Employment
Act, No. 75 of
1997; the Labour Relations
Act, No. 66 of 1995;
the National Minimum Wage
Act, No. 9 of 2018;
the Employment Equity Act,
No.
55 of
1998; the Unemployment
Insurance Act,
63 of
2001 and the
Unemployment Insurance
Contributions Act,
No. 4 of
2002; and
the Broad-Based
Black Economic
Empowerment Act,
No. 53
of 2003.
We
have implemented
and regularly
update human
capital-
related policies that are designed to ensure compliance with applicable
South African laws and regulations.

Our Executive Officers
The table below presents our executive officers, their
ages and their titles:
Name Age Title
Ali Mazanderani 44 Executive Chairman and Director
Dan Smith 54 Group Chief Financial Officer and Director
Naeem E. Kola 53 Group Chief Operating Officer and Director
Lincoln Mali 58 Chief Executive Officer: Southern Africa and Director
Steven Heilbron 61 Head of Corporate Development and Director
Ali Mazanderani
has been our Executive
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
Dan Smith
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
Naeem E. Kola
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
Lincoln Mali
has been our Chief
Executive Officer: Southern Africa since
May 1, 2021.
Mr. Mali is a financial
services executive
with over 25 years
in the industry.
Until April 2021, he
was the Head of
Group Card and Payments
at Standard Bank
Group, having
served in many different roles
within that organization since 2001. Mr. Mali chaired
the board of directors
of Diners Club South
Africa
until April 2021, and
was a member of the
Central and Eastern Europe,
Middle East and Africa Business
Council for Visa.
Mr. Mali
holds
Bachelor
of
Arts
(BA)
and
Bachelor
of
Laws
(LLB)
degrees
from
Rhodes
University,
an
MBA
from
Henley
Management
College,
various
diplomas
and
attended
an
Advanced
Management
Program
at
Harvard
Business
School.
In
2026,
Mr.
Mali
was
awarded an honorary
degree in Human
Services from Urban
College of Boston,
a certificate of
recognition from the
City of Boston
for his global contributions to philanthropy, youth development and community empowerment, as well as the 2026 Legacy Award, an
official citation from the Massachusetts Senate.
Steven
Heilbron
joined
us
following
the
acquisition
of Connect
in
2022.
Mr.
Heilbron
has two
decades
of
financial
services
experience,
having
spent
19
years
working
for
Investec
in
South
Africa
and
the
UK,
where
he
served
as
Global
Head
of
Private
Banking and Joint Chief Executive Officer of Investec Bank plc. He led a private consortium that acquired Lesaka Cash Management
Proprietary
Limited,
formerly Cash
Connect
Management
Solutions
Proprietary
Limited, in
2013.
Mr.
Heilbron has
presided over
significant
organic
growth
in the
rebranded
Connect
Group,
as
well
as
spearheading
the
successful
acquisition
and
integration
of
Kazang and EFTpos acquired from
the Paycorp Group in February
2020. He is a member of
the South African Institute of
Chartered
Accountants.

Financial Information about Geographical Areas and Operating
Segments
Refer
to
Note
21
to
our
audited
consolidated
financial
statements
included
in
this
Annual
Report,
which
contains
detailed
financial information about our
operating segments for fiscal 202
6, 2025
and 2024. Revenues based on
the geographic location from
which the sale
originated and geographic
location where
long-lived assets are
held for
the years ended
June 30, are
presented in
the
table below:
Revenue
(1)
Long lived assets
2026 2025 2024 2026 2025 2024
$'000 $'000 $'000 $'000 $'000 $'000
South Africa
679,021 624,846 537,594 403,085 392,098 286,700
India (MobiKwik) - - - - - 76,297
Rest of the world 42,533 34,855 26,628 8,609 3,055 2,548
Total 721,554 659,701 564,222 411,694 395,153 365,545
(1)
Refer to
Note 16
to our
audited consolidated
financial statements
included
in this
Annual Report
which contains
detailed
financial information about our revenue for fiscal 2026, 2025 and 2024.
Government Regulation
We
are
subject
to
a
wide
range
of
laws,
regulations,
and
legal
requirements
globally,
including
those
that
may
apply
to
the
products and
services offered
by our
businesses, and
those that
apply more
generally to
companies operating
in each
jurisdiction in
which
we
are
incorporated
and/or
operate,
including
requirements
related
to
(among
others)
privacy,
data
storage
and
protection,
advertising, employment relations. These requirements are continually evolving, and they can be unclear and vary significantly across
jurisdictions.
We
monitor
material
regulatory
developments
in
the
jurisdictions
in
which
we
operate
and
maintain
procedures
and
controls designed
to support
compliance with
applicable legal
and regulatory
requirements. A
number of
the products
and services
offered
by
our
businesses
are
subject
to
regulation
by
certain
regulatory
authorities
/
government
bodies,
and
require
us
to
have
appropriate licences, approvals, registrations, authorizations or regulatory approvals.
South Africa
Our South African operations are subject to the oversight of several regulatory authorities, including the following:
The Prudential Authority, which is housed within the South African Reserve Bank, is responsible for supervising the soundness,
governance, risk management and capital
adequacy of financial institutions. Our insurance
business, Lesaka Life Limited,
is a licensed
life insurer
and subject
to prudential
supervision
and oversight
by the
Prudential Authority.
The Prudential
Authority exercises
its
functions under the
Financial Sector Regulation
Act, 2017 and
applicable sector laws.
The Act establishes
South Africa's "Twin Peaks"
regulatory framework
and creates
the Prudential
Authority and
the Financial
Sector Conduct
Authority (discussed
below). The
Act
grants the Prudential Authority extensive supervisory,
inspection, enforcement and information-gathering powers.
Lesaka Life
Limited is
also subject
to regulation
under the
Insurance Act,
2017 and
Long-term Insurance
Act, 1998
(together
with the applicable subordinated legislation). The Insurance Act is the primary prudential statute governing licensed insurers. For life
insurers such
as Lesaka
Life Limited,
the Act
regulates: licensing
and ongoing
authorization requirements;
requirements regarding
capital adequacy,
solvency and
financial soundness;
governance, risk
management and
internal control
frameworks; fit
and proper
requirements for directors,
key persons and significant
owners; regulatory reporting
and disclosure obligations; and
compliance with
prudential standards issued by the Prudential Authority.
Remaining
operative
provisions
of
the
Long-term
Insurance
Act
are
aimed
at
conduct
of
business
policyholder
protection.
Together
with the
Policyholder Protection
Rules, the
Act regulates
matters such
as: policy
terms and
contractual requirements;
fair
treatment
of
policyholders;
premium
collection,
claims
handling
and
settlement
processes;
restrictions
on
commissions
and
intermediary remuneration; and certain conduct-related requirements.
The National Payment System Department is a department within the South
African Reserve Bank responsible for the regulation
of South Africa's National
Payment System. A
few of our group
companies participate in
the National Payment
System, either as
an
authorized system operator
(an SO) or a
registered third-party payments
provider (a TPPP).
These entities are
subject to compliance
with the National Payment System Act, 1998 (together with
the applicable directives published thereunder). TPPPs (which are subject to regulation in
terms of Directive 1
of 2007) are required
to ensure that payments
to third persons
are processed in
accordance with
the applicable
regulatory framework
and that
proceeds of
payment instructions
are handled
in a
secure and
controlled manner.
SOs
(which are subject
to regulation in terms
of Directive 2 of
2007) are required
to ensure the reliable,
secure and efficient
operation of
payment infrastructure that supports payment clearing and settlement activities. Both TPPPs and SOs are subject to ongoing oversight
by the
National Payment
System Department
and must
comply with
directives relating
to, among
other matters,
conduct within
the
National Payment
System, operational
resilience, cyber-risk
management, reporting
obligations and
any conditions
attached to
their
registration or authorization.

The
National
Payment
System
Department
is
currently
reviewing
and
modernising
the
regulatory
framework
applicable
to
payment system participants (which includes TPPPs and SOs) and have issued drafts of the proposed new
directive, which is expected
to introduce a more comprehensive authorization and oversight framework for payment service providers. The proposed reforms have
not
yet
been
finalised.
Accordingly,
affected
group
entities
continue
to
comply
with
the
existing
regulatory
framework
while
monitoring developments in the proposed reforms.
Governance of the national payments system is
also undergoing a significant transformation as part of
the South African Reserve
Bank’s ongoing work to strengthen
the regulatory, supervisory, oversight and operational architecture needed to support safe,
efficient,
transparent and
resilient payments in
South Africa.
With effect
from September
2, 2026, the
South African
Reserve Bank withdrew
its recognition
of the
Payments
Association
of
South
Africa as
the payment
system
management body
and
introduced transitional
arrangements
relating
to
existing
system
operator
authorizations
and
third-party
payment
provider
registrations.
Existing
arrangements, rules, agreements and authorizations remain in force unless otherwise determined by the South African Reserve Bank.
Furthermore, certain entities are authorized financial services providers (“FSPs”) under the Financial Advisory and Intermediary
Services Act, 2002. The Act regulates the rendering of
financial advice and intermediary services to clients and establishes licensing,
fit-and-proper,
conduct and supervisory
requirements for
financial services
providers and their
representatives. Authorized
FSPs are
subject to ongoing supervision and enforcement by the Financial Sector Conduct Authority (under the purview of the Financial Sector
Regulation Act, 2017). Authorized FSPs are required to conduct their business honestly, fairly, with due skill, care and diligence, and
in the interests of their customers while maintaining compliance with applicable conduct standards and regulatory requirements.
Our consumer lending business, operated by Lesaka Financial Services Proprietary Limited, is a registered credit provider under the National Credit
Act, 2005,
which serves to
regulate the
provision of
credit, protect
consumers, promote
responsible lending
and
prevent over-indebtedness.
The Act requires registered
credit providers to conduct
affordability assessments before
extending credit,
prohibits reckless
lending and
unfair credit
practices, regulates
credit marketing
and disclosures,
limits or prescribes
maximum fees
and interest charges, and grants
consumers extensive rights relating
to information, privacy and fair
treatment. The Act also provides
mechanisms
for
debt
review
and
debt
reorganisation
where
consumers
become
over-indebted,
and
establishes
the
National
Credit
Regulator and National Consumer Tribunal to
supervise compliance and enforce the legislation.
Further,
both
the
life
insurer
and
the
financial
services
providers
are
also
subject
to
compliance
with
Financial
Institutions
(Protection of Funds)
Act, 2001, which
seeks to
regulate the integrity, safety, and
proper administration of
client funds held
by financial
institutions. The Act imposes duties on financial institutions and relevant persons concerning the custody,
investment, administration
and protection of money and other property entrusted to them.
The Financial
Intelligence
Centre Act,
2001 establishes
South
Africa's anti-money
laundering,
counter-terrorist
financing and
counter-proliferation
financing
framework
and
imposes
a
range
of
obligations
on
entities
classified
as
accountable
institutions.
A
number of
the group
entities also
qualify as
accountable institutions.
The Act
requires accountable
institutions to
implement a
risk-
based compliance framework; conduct customer due diligence and beneficial ownership verification; screen against targeted financial sanctions; monitor and report
prescribed transactions and suspicious
activities; maintain appropriate records
and training; and establish
appropriate
governance
and
oversight
of
compliance
with
the
requirements
of
the
Act.
The
Financial
Intelligence
Centre is
South
Africa’s
financial
intelligence
unit,
mandated
to
assist
in
identifying
the
proceeds
of
crime,
and
in
combating
money
laundering,
terrorist financing
and the
financing of
proliferation of
weapons of
mass destruction
through its
supervision of
compliance with
the
Act.
As a customer-focused business operating in the consumer
domain, we are also subject to
(i) the Consumer Protection Act, 2008,
which regulates the supply of goods and services to consumers; and (ii) the Protection of Personal Information Act, 2013 which seeks to protect
personal information
relating to
identifiable natural
and juristic persons,
where applicable
and regulate
how organisations
collect, use, store, share and delete, destroy or de-identify that information.
Outside of South Africa
In Botswana, the key legislation is the Electronic Payment
Services Regulations, 2019 and the Financial Intelligence
Act, 2022.
In this regard, Lesaka Payment
Services Botswana Proprietary Limited
holds an electronic payments
services (EPS) provider licence
issued by the Bank of Botswana and qualifies as an accountable institution under the Financial Intelligence Act, 2022. The Electronic
Payment
Services
Regulations
require
licensees
to
maintain
appropriate
governance
structures,
internal
controls, risk
management
frameworks, technological infrastructure, capital adequacy and liquidity arrangements. They also impose requirements relating to the
safeguarding
of
customer
funds;
execution
of
payment
transactions;
record
retention;
outsourcing
arrangements;
and
regulatory
reporting. The
Financial Intelligence
Act, together
with the
relevant regulations
/ guidelines,
regulates the
measures to
be taken
to
prevent
and/or
identify
money
laundering,
terrorist
financing
and
proliferation
financing.
In
Botswana,
the
Financial
Intelligence
Agency, is mandated to request, receive and disseminate information to investigatory, supervisory and other competent authorities, as
well as comparable bodies, to support the prevention, detection, investigation and prosecution of financial offences, including money
laundering, terrorist financing and
the financing of proliferation of weapons
of mass destruction, and to
assist supervisory authorities
in carrying out their functions under the Act.
We are also subject to (i) the Consumer Protection Act, 2018, which regulates the provision of goods and services to consumers;
and (ii) Data Protection Act, 2024 which seeks to protect individuals’ personal data and regulate how organisations collect, use, store,
d
isclose and destroy that data.

In Namibia,
the key
regulation
is the
Payment
System Management
Act, 2023
(together with
the applicable
determinations
/
notices published thereunder). In this
regard, two of our entities, Lesaka
Online Namibia (Proprietary) Limited
and Lesaka Merchant
Technologies
Namibia (Proprietary)
Limited, are licensed
payment service providers,
subject to regulation
by the Bank
of Namibia.
The Act regulates the licensing and ongoing supervision of
payment service providers, the authorization of payment system operators, safeguarding and trust-account arrangements
where applicable, operational and
technical requirements, consumer
protection, reporting
and the Bank of Namibia’s
inspection and enforcement powers.
In Kenya, privacy
law is primarily governed
by the Data Protection
Act No. 24 of 2019,
which applies to all
public and private
organisations.
In the course of conducting our business in Kenya, we are obliged to comply with the provisions of the Act in relation
to the collection, processing, storage and transfer of all personal data.
The above focusses on
those jurisdictions in
which we have separately
incorporated entities.
In jurisdictions where
we operate
but do not have incorporated
entities, we comply with all
applicable legal and regulatory
requirements that apply to the
products and
services offered by our businesses.
For more information on the
risks relating to our regulatory environment,
see the section titled Item 1A—“Risk
Factors—Risks
Relating to Government Regulation.”
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
Available information
We
maintain a website
at www.lesaka.tech.
Our Annual Report,
Quarterly Reports on
Form 10-Q, Current
Reports on Form 8-
K, and amendments to those reports, as well as our proxy statements, are available free of charge through the “SEC filings” portion of our website, as soon as reasonably practicable after they are filed with the SEC. The information contained on, or accessible through, our website is not incorporated into this Annual Report.
The SEC
maintains a
website at
www.sec.gov
that contains
reports, proxy
and information
statements, and
other information
r egarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS
OUR OPERATIONS
AND FINANCIAL
RESULTS
ARE SUBJECT
TO VARIOUS
RISKS AND
UNCERTAINTIES,
INCLUDING
THOSE
DESCRIBED
BELOW,
THAT
COULD
ADVERSELY
AFFECT
OUR
BUSINESS,
FINANCIAL
CONDITION, RESULTS
OF OPERATIONS,
CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOC
K
Risks Relating to Our Business
To
achieve our mission, our
strategy is to build
and operate the leading
South African full-service
fintech platform offering
cash management,
payment and
financial services.
Our future
success, and
our ability
to sustain
profitability and
positive cash
flow, is substantially dependent on our ability to complete
the implementation of this strategy successfully.
Our board conducted an extensive
review of our business strategy
and operations in July 2020,
and decided to focus on
our South
African
operations
and other
business opportunities
in South
Africa and,
to a
lesser extent,
the rest
of the
African continent.
Over
recent years, we have pursued strategic acquisitions, technology investments, business integration initiatives, and the expansion of our
financial services offering. These
have included the integration
of Lesaka Cash
Management Pty Ltd, Adumo
(RF) Pty Ltd,
and Lesaka
Utilities Pty
Ltd, as
well as
growth across
the Group’s
Consumer,
Merchant, and
Enterprise divisions.
The proposed
acquisition of
Bank Zero described herein remains subject to the fulfilment or waiver of applicable conditions precedent. The successful realization of anticipated
benefits remains
subject to
various internal
and external
factors, including
market conditions,
competitive pressures,
regulatory developments, technology advancements, integration execution, and customer adoption of products and services.
However,
we cannot assure you that we will be able to complete our strategy successfully and sustain profitability and positive cash flow.
Even where we are
profitable, achieving net income
does not necessarily ensure
positive cash flow.
Failure to effectively execute
on our strategy, achieve
targeted synergies, sustain revenue
growth, manage costs,
or maintain positive
cash generation could
adversely
impact
financial
performance,
strategic
objectives,
and
long-term
shareholder
value.
We
therefore
cannot
assure
you
that
we
will
sustain or increase profitability in the future and if we do not, our business will be materially and adversely affected.
We
have a significant
amount of indebtedness
that requires us
to comply
with restrictive and
financial covenants.
If we are
unable to comply with these covenants,
we could default on this debt,
which would have a material adverse effect
on our business
and financial condition.
As of June 30,
2026, we had
aggregate borrowings outstanding
of ZAR 3.5 billion
($210.7 million translated
at exchange rates
as of June
30, 2026). We partially funded
certain of our
acquisitions through South
African bank borrowings.
We, together with Lesaka
Technologies Proprietary
Limited (“Lesaka SA”) and the majority of Lesaka SA’s
directly and indirectly wholly-owned subsidiaries,
have
agreed
to guarantee
the obligations
of Lesaka
SA and
of the
other
borrowers
under certain
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
make
investment
above
specified
levels,
engage
in
certain
business
combinations
and
engage
in
other
corporate
activities.
The borrowings through our merchant lending operations, through Lesaka Capital Proprietary Limited (formerly known as Cash
Connect Capital
Proprietary Limited)
(“Lesaka Capital”)
and Lesaka
Fuel Proprietary
Limited (formerly
known as
K2020 Connect
Proprietary Limited) (“Lesaka Fuel”), include a ZAR 400 million revolving credit facility agreement. This facility contains customary
covenants that require the
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
In addition,
the completion
of the
acquisition is
conditional
on, among
other things,
no action
or circumstance
occurring that
w
ould result in a material adverse effect on the Bank Zero’s
business operations or financial results.

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
of management’s
attention and other
of our resources
to the completion
thereof, could have
a negative impact
on our
relationships with our stakeholders
and could have a material
adverse effect on
our current and future operations,
financial condition
and prospects.
We
may not realize
some or all
of the anticipated
benefits from the
Bank Zero acquisition
or we may
fail to realize
some or
all of the expected benefits of certain recently integrated acquisitions, including Adumo and Utilities
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
June 30, 2026,
includes the operations
of Adumo and
Utilities as these
entities are
now in scope
for this attestation.
However, the
aforementioned entities are
still in the process
of becoming SOX
compliant. Refer to
Item 9A for further
detail. The requirement to
evaluate and report on our
internal controls also applies to
companies that we acquire,
including
Bank
Zero.
The future
integration
of
Bank
Zero into
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
During
the
second
quarter
of
fiscal
2026,
we
identified
errors
in
the
historical
VAT
treatment
of
certain
gaming
voucher
transactions within our Merchant business. Although we
have completed an initial review of the matter and
determined to correct the
identified errors through revisions to our previously issued financial statements, our review is ongoing. Refer to Note 1 to our audited consolidated financial
statements for
additional information.
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
our
primary
market,
including
through
foreign
exchange
volatility,
inflationary
pressures,
tighter
external
funding
conditions,
and
reduced
consumer affordability.
While we
do not
currently believe
these developments
have had
a material
effect on
our financial
position,
results
of operations
or
cash flows,
geopolitical
conditions
remain
fluid
and
their broader
consequences
are uncert
ain.
A
continuation
or escalation
of these
conflicts,
or their
expansion to
surrounding
areas, could
adversely
affect
our business,
and
any
material changes to our risk profile or financial position will be disclosed in accordance with applicable regulatory requirements.
A prolonged economic slowdown or lengthy or severe recession in South
Africa or elsewhere could harm our operations.
A prolonged economic
downturn or recession
in South Africa
could materially
impact our results
from operations, particularly
in light
of electricity
disruptions, a
significantly weak
USD/ ZAR
exchange rate
compared with
previous periods,
and our
strategic
decision to
focus on
our South
African operations.
In October
2025, South
Africa exited
the Financial
Action Task
Force grey
list
after completing
the required
reforms. The
removal from
the grey
list was widely
viewed as
positive for
investor sentiment,
capital
flows, funding costs, and international business confidence in South Africa.
However, economic confidence in South Africa, our main
operating environment, has been historically low and, as a result, there is a risk of a prolonged economic downturn, which could have a negative impact
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
breach,
especially
with increased
adoption
of AI
technologies,
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
The use of AI is expected
to increase cybersecurity,
privacy, intellectual
property and operational risks. For example,
the use of
AI is likely
to involve the
processing of sensitive
data, reliance on
third-party tools,
or the generation
of outputs that
are misused or
misinterpreted. In addition, AI technologies are expected to introduce new or evolving vulnerabilities that could be exploited, and our risk management processes may not be effective in identifying or mitigating all such risks.
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
AI is inappropriate or controversial,
could
r
esult in regulatory scrutiny,
litigation, reputational harm or competitive disadvantage.

As AI technologies
continue to develop,
we may not
be able to
anticipate or effectively
manage all
associated risks, especially
cybersecurity related risks. If any of these risks were to materialize, they could have a material adverse effect on our business, results of operations and financial condition.
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
handling process.
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
our business.
Our Lesaka Life business exposes us to risks typically experienced by life assurance companies.
Lesaka Life Limited
(formerly known as
EasyPay Insurance Limited)
(“Lesaka Life”) is
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
the date of issue. Under
our consolidated scorecard, which includes
all South African businesses, we currently hold a BEE Status Level 3.
Two of our South African businesses, being Lesaka Financial Services (Pty) Ltd, formerly known as EasyPay Financial Services
Proprietary Limited, (“LFS”) and Lesaka Life, are subject to the Amended Financial Sector Code, or the FS
Sector Code, and all other
businesses are consolidated under the Department of Trade and Industry
(DTI) Generic Codes. The FS Sector
Code has been amended
and aligned
with the
new BEE
Codes and
were promulgated
in December
2017. Licensing
and/or regulatory
authorities overseeing
these South African businesses may set minimum adherence requirements to BEE standards as a condition for an operating license to
trade. The
minimum requirement
under the
Financial Sector
Code is Level
8. We
currently have
a BEE Status
Level 2
for LFS and
BEE Status Level 4 for Lesaka Life.
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

During fiscal 2026, we made cash contributions to 61 community-based organizations and enterprises to enable them to promote
growth
and strengthen
their capacity
to develop
innovative platforms
or provide
services to
the markets
they
serve. We
were also
involved in disaster relief efforts for 601 families who were affected by disasters such as floods and fires.
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
Violations
of
trade
control
laws and
sanctions
regulations
are
punishable
by civil
penalties,
including
fines,
denial
of export
privileges,
injunctions,
asset seizures,
debarment
from
government
contracts
and revocations
or restrictions
of licenses,
as
well
as
criminal fines and imprisonment.
We have
developed policies and procedures as
part of a company-wide compliance
program that is
designed to
assist our compliance
with applicable
U.S. and international
trade control laws
and regulations,
including trade controls
and sanctions programs administered
by OFAC,
and provide regular training
to our employees to create awareness
about the risks of
violations of trade
control laws and
sanctions regulations and
to ensure compliance
with these laws
and regulations.
However, there
can be no assurance that all of our employees, consultants,
partners, agents or other associated persons will not act in violation of our
policies and these laws and regulations, or that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic
or joint venture partners take inside
or outside of the United States,
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
even result in unlawful,
selective or arbitrary action being
t
aken against us.

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
our banking
offering through
an arrangement
with a third-party bank, which limits our
control over this business and the economic benefit
we derive from it. If this
arrangement
were to be
terminated, we would not
be able to
operate our Lesaka
EasyPay business without
alternate means of
access to a
banking
license. We are also required to comply with
the requirements of payment schemes, including VISA
and Mastercard. Furthermore,
we provide certain
of our services
under partnerships
with South African
banks. We
will be unable
to provide our
payments and
card-acquiring businesses if we
fail to comply with payment
scheme rules, and/or fail
to maintain certain regulatory
licenses and
registrations, and/ or
if we
were unable to
continue to partner
with South African
banks to provide
our payments and
card acquiring
services.
The South
African retail
banking market
is highly regulated.
Under current
law and
regulations, our
Lesaka EasyPay
business
activities require us
to be registered
as a bank
in South Africa
or to have
access to an
existing banking license.
We
are not currently
so
registered,
but
we
have
an
agreement
with
African
Bank
Limited
(“African
Bank”),
that
enables
us
to
implement
our
Lesaka
EasyPay program in compliance with the relevant laws and regulations. If this agreement were to be terminated, we would not be able
to operate these services
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
The South African Financial Advisory and Intermediary Services Act, 2002, requires persons who act as intermediaries between financial product suppliers and consumers in
South Africa to register as
financial service providers. Lesaka Life and LFS
were granted
a Financial Service Provider
(“FSP”) licenses on June
9, 2015, and July
11, 2017, respectively.
If our FSP licenses are
withdrawn or
suspended, we
may be
stopped from
continuing our
financial services
businesses in
South Africa
unless we
are able
to enter
into a
representative arrangement with a third party FSP.
Furthermore,
the
Conduct
of
Financial
Institutions
Bill
(“COFI
Bill”)
will
overhaul
the
current
regulatory
and
legislative
framework by replacing
the rules-based approach
with an
outcomes-driven and principles-based
model, and the
adoption of
an activity-
based licensing and
authorization regime. It
aims to establish a
single, modern conduct
architecture aligned to
emerging risks across
the financial services
sector, and embed
fair outcomes across
the value chain,
thereby simplifying and
rationalizing existing fragmented
conduct rules, and strengthening
governance, culture and accountability.
While the COFI Bill is
expected to significantly
change the
manner in
which we operate
our business, including
the conversion of
existing licenses for
the relevant
Lesaka subsidiaries
through
transitional arrangements and other
financial services activities which
may require licensing, it
is also likely to substantially
increase
operational
costs as
we seek
to meet
regulatory expectations.
Although
timing remains
uncertain, the
COFI Bill
was introduced
in
Parliament in April 2026.
We
are required
to comply
with the
requirements of
payment schemes,
including VISA
and Mastercard.
We
have deployed
a
significant number of devices, and any
mandatory compliance upgrades to our deployed POS
devices would require significant capital
expenditure and/or
be disruptive
to our customer
base. Failure
to comply
with the
payment schemes’
rules may
result in
significant
fines and/or a loss of license to participate in the scheme(s).
We provide card acquiring services
to our customers
by partnering with
Nedbank Limited and
ABSA Bank Limited,
and payment
processing services
in partnership
with the
largest banks
in South
Africa. If
these agreements
were to
be terminated,
certain of
our
business would
not be
able to
operate
their payment
services unless
they
were able
to enter
alternative
card acquiring
or payment
processing agreements with other
partners or obtain a direct
designation license with the
schemes and regulatory
bodies. In addition,
any loss of or failure to renew our current authorizations would result in an inability to operate its payment services.
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
effect on our business.
On March
3, 2025,
the South
African Reserve
Bank (“SARB”)
published
certain draft
regulatory documents
for commentary
that
are
expected
to have
a substantial
impact
on how
we conduct
our
business namely:
(i)
a draft
directive
entitled
“Directive
in
respect
of specific
payment
activities within
the
national
payment
system”
(the “Directive”);
(ii) a
draft
exemption
notice
entitled
“Designation by the
Prudential Authority of
specific activities conducted
in the national
payment system which
shall be deemed
not
to constitute
‘the business
of a
bank’ under
paragraph (cc)
in section
1(1) of
the Banks
Act, 1990”
(the “Exemption
Notice”); and
(iii) the
National
Payment
System
Bill
(“NPS
Bill”),
which
seeks
to
replace
the
existing
National
Payment
System
Act,
1998.
Following the initial
publication of the
proposed regulations, for
which we submitted
detailed comments through
our industry body,
the Association
of South
African Payment
Providers (“ASAPP”),
revised versions
of the
Directive and
the Exemption
Notice were
published for commentary on May 20, 2026, and detailed comments were submitted to ASAPP.
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
seven
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
our businesses
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
the extent
to which
we as
a non-bank
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
as of
the date
of this
Annual Report,
we are
ineligible to
file new
short form
registration statements
on Form
S-3 and,
absent a
waiver of
the Form
S-3 eligibility
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
Our stock price has periodically experienced significant volatility. During the 2026 fiscal year, our stock price ranged from a low
of $3.62 to a high of $5.54. We
expect that the trading price of our common stock may
continue to be volatile as a result of a number
of factors, including, but not limited to the following:
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
June 30, 2026, the
IFC Investors held 8,430,676 shares.
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
Approximately 29% of our outstanding common stock is owned by two shareholders. The interests of these shareholders may conflict with those of our other shareholders.
There is a concentration of ownership
of our outstanding common stock because
approximately 29% of our outstanding common
stock is owned by two
shareholders. Based on their most
recent SEC filings disclosing
ownership of our shares, Value Capital Partners
(Pty) Ltd, or VCP,
and IFC Investors, beneficially own approximately 19% and 10% of our outstanding common stock as of June 30,
2026, respectively.

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
2026, and
that we
had, as
of such
date, material
weaknesses in
our internal
control over
financial reporting
related to:
●
Our
Consumer
lending,
Consumer
insurance
and
Group
payroll
processes,
specifically
insufficient
risk
assessment
and
monitoring
activities
relating
to
changes
in
or
migration
of
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
and inadequate validation
of the completeness
and accuracy
of information used within the process;
●
The failure
of our
Utilities, Lesaka
Hospitality Proprietary
Limited (formerly
known as
GAAP-Point-Of-Sale
Proprietary
Limited) (“Lesaka
Hospitality”),
Lesaka Merchant
Technologies
and Lesaka
Payments businesses
to comply
with the
our
Sarbanes
program,
specifically
insufficient
risk
assessment
and
monitoring
activities
relating
to
systems
and
processes,
insufficient
controls
over
internal
information
and
information
from
service
organizations,
and
insufficient
design
and
implementation
of
ITGCs controls
over
service
organizations
and
process
level
controls,
resulting
in
ineffective
process
level controls, including a lack of validation of the completeness and accuracy of information used within the process;
●
An insufficient number of experienced and trained resources to execute on their internal control responsibilities resulting in
inadequate
risk
assessment,
ineffective
design,
implementation
and
operating
effectiveness
of
process
level
controls
for
processes
in the scope of our internal control over financial reporting evaluation.

A material weakness is a deficiency,
or a combination of deficiencies, in internal control over financial reporting such that there is
a
reasonable
possibility
that
a
material
misstatement
of
our
annual
or
interim
consolidated
financial
statements
would
not
be
prevented
or
detected
on
a
timely
basis.
The
material
weaknesses
identified
in
Item
9A—“Controls
and
Procedures.”,
resulted
in
immaterial misstatements of prior period amounts, which have been corrected through revision of the
prior period financial statements
as described
in Note 1
to our consolidated
financial statements, and
in a corrected
immaterial current period
misstatement related
to
revenue; they did not require amendment of any previously filed report.
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
We
identified
material
misstatements
in
the
original
filings
of
our
Quarterly
Report
on
Form
10-Q
for
the
quarters
ended
September 30, 2024, December 31, 2024 and March 31, 2025 (“Original Filings”) and withdrew reliance on these Original Filings on
September 10, 2025. We filed amended quarterly reports on November 5, 2025 which include restatement(s), refer to the section titled
“Restatement” in Note 1 to the
unaudited condensed consolidated financial statements in each of the amended filings on Form 10-Q/A
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
●
A plaintiff who is not resident
in South Africa may be required
to provide security for costs
when initiating court proceedings
i
n South Africa (including for the enforcement of foreign judgments and awards).

ITEM 1B.
UNRESOLVED
STAFF COMMENTS
None.
ITEM 1C.
CYBERSECURITY
We
operate
in
the
Southern
African
fintech
industry,
which
is
subject
to
cybersecurity
risks
that
could
adversely
affect
our
business, financial
condition and
results of
operations,
including intellectual
property theft,
fraud,
extortion, harm
to employees
or
customers, violations of privacy laws, litigation and legal risk, regulatory scrutiny and reputational harm.
We
have
implemented
a risk-based approach
to assessing, identifying
and managing cybersecurity
threats that could
affect our
business, information systems
and data. These
processes are integrated
into our broader
enterprise risk management
framework, and
cybersecurity risks are assessed
and prioritized alongside our
other principal enterprise risks.
Our cybersecurity program
is informed
by
recognized
standards
and
regulatory
requirements
applicable
to
our
business,
including
PCI
DSS,
the
NIST
Cybersecurity
Framework, SARB / Prudential Authority requirements applicable to cybersecurity and cyber-resilience within the National Payment
System, and
the CIS
Critical Controls.
During the
year,
we continued
to mature
our cybersecurity
program, including
through our
transition
to
NIST
CSF
2.0,
further
development
of
cyber
risk
governance
processes,
and
continued
execution
of
divisional
cybersecurity roadmaps.
We
periodically conduct
third
-party security
risk assessments
to
assess
the potential
impact and
likelihood of
cyber scenarios
and
to inform
appropriate mitigation
strategies and
controls. We
use a
combination of
technical, administrative
and organizational
controls to manage cybersecurity risk, including
endpoint and network monitoring, security operations monitoring, identity and access
controls, data protection tools,
vulnerability management, penetration testing, threat
intelligence, backup and recovery
procedures, and
cyber awareness
and training
programs. We
also conduct
periodic phishing
simulations and
crisis simulations
to support
workforce
preparedness and incident-response readiness.
We maintain incident-response processes designed to provide a consistent basis for the identification, escalation, assessment
and
response
to
cybersecurity
incidents.
During
the
year,
we
issued
an
updated
Group
Incident
Response
Plan
to
support
divisional
incident-response playbooks.
We
also
maintain
processes
to
oversee
cybersecurity
risks
associated
with
third-party
service
providers
that
have
access
to
personal, confidential
or proprietary
information or
support significant
business processes.
During the
year,
we enhanced
our third-
party risk management processes, including additional due diligence and assurance requirements for certain service providers and the
establishment of a
cross-functional working group involving
procurement, finance, risk and
compliance, legal and
information security
personnel to support vendor risk oversight.
Management,
led
by
our
Group
Chief
Information
Security
Officer
(“
CISO
”)
and
supported
by
information
security,
risk,
compliance,
legal
and
finance
personnel,
is
responsible
for
assessing
and
managing
cybersecurity
risks.
Management
receives
information regarding cybersecurity risks through security monitoring, risk assessments, vulnerability assessments, incident
-response
processes,
third-party
risk
reviews
and
reports
from
internal
and
external
security
providers.
Material
cybersecurity
matters
are
escalated to senior management and, where appropriate, to the Audit Committee and Board.
The Board oversees cybersecurity
risk through the Audit
Committee.
The Audit Committee receives
quarterly reports from
the
Group CISO regarding
cybersecurity posture, compliance
activities, progress against
the Group cybersecurity
strategy and roadmap,
third-party risk,
and material
cybersecurity incidents,
if any,
and related
remediation.
The Group
CISO is
a qualified
cybersecurity
professional
with
over
25
years
of
experience
and
holds
a
Master’s
in
Information
Security
from
Royal
Holloway,
University
of
London.
The Audit Committee reports to the Board on cybersecurity matters.
Our
business
depends
on
the availability,
reliability
and
security
of
our
information
systems,
networks,
data
and
intellectual
property. Any disruption, compromise or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our
operations,
customer
service,
product
development
and
competitive
position.
Such
an
event
could
also
result
in
breach
of
contractual
obligations
or
legal
duties
to
protect
the
privacy
and
confidentiality
of
stakeholders
and
could
expose
us
to
business
interruption,
lost
revenue,
remediation
costs,
liabilities
to
affected
parties,
cybersecurity
protection
costs,
lost
assets,
litigation,
regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to vendor relationships or loss of market share.
As of the date of
this Annual Report, we do
not
believe that risks from cybersecurity threats, including as
a result of any previous
cybersecurity
incidents,
have
materially
affected
or
are
reasonably
likely
to
materially
affect
the
Company,
including
its
business
strategy,
results of operations or
financial condition.
This Item 1C should
be read in conjunction
with Item 1A, “Risk
Factors,” for a
c
omprehensive understanding of the risks and uncertainties related to our business and operations.

ITEM 2.
PROPERTIES
We
lease
our
corporate
headquarters
facility
which
consists
of
approximately
90,880
square
feet
in
Dunkeld,
Johannesburg,
South
Africa.
We
also
lease
properties
throughout
South
Africa,
including
217
financial
services
branches,
17
financial
service
community sites and
eight sites to support
our integrated POS
software and hardware
to the hospitality
industry operations. We
also
lease additional office space in Johannesburg, Cape Town
,
and Durban, South Africa; Gaborone, Botswana; Windhoek
Namibia; and
Nairobi, Kenya.
These leases
expire at
various dates
through 2036,
assuming the
exercise of
options to
extend. We
believe that
we
have adequate facilities for our current business operations.
ITEM 3.
LEGAL PROCEEDINGS
Litigation related to CPS
Lesaka SA was party to proceedings in the Constitutional Court of South
Africa involving its former subsidiary, Cash Paymaster
Services Proprietary Limited (“CPS”), which is in
liquidation. The key objective of
these proceedings was to procure an
order for CPS
to be
ordered to
pay to the
South African
Social Security Agency
(“SASSA”) the profit
generated by CPS
from an agreement
concluded
between SASSA and CPS, following SASSA awarding
a tender to CPS. This
arose from prior court proceedings which
concluded that
the tender should
not have been
awarded to CPS
(for technical reasons not
related to any
misconduct by CPS). Lesaka
SA was included
in these proceedings to provide information relevant to determining the profit so made by CPS. The Constitutional Court delivered its ruling on
April 8,
2026. The
Court ordered
CPS to refund
certain adjusted
certified profits
to SASSA.
The Court
did not
make any
adverse order against Lesaka SA. The Court’s
ruling concluded the matter.
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
ITEM 4.
MINE SAFETY DISCLOSURES
N ot applicable.

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
7, 2026,
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
2026:
Period
(a)
Total
number of
shares purchased
(b)
Average price
paid per share ($)
(c)
Total
number of shares
purchased as part of
publicly announced
plans or programs
(d)
Maximum dollar value
of shares that may yet
be purchased under the
plans or programs ($)
April 2026 0 - - 15,000,000
May 2026
(1)
5,625 4.93 - 15,000,000
June 2026 0 - - 15,000,000
Total 5,625 -
(1) Relates to the delivery of shares of our common
stock to us by certain of our employees to settle their income tax liabilities.
These shares do not reduce the repurchase authority under our current
$15 million share repurchase program.

Share performance graph
The chart
below compares
the five-year
cumulative return,
assuming the
reinvestment of
dividends, where
applicable, on
our
common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes
$100 was invested on June 30,
2021, in each of our common stock, the companies in the S&P 500 Index, and the companies in the
NASDAQ Industrial Index.
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
● Software:
Revenue
is generated
from
providing
licensing
software
and
technology
services
and
through
selling
hardware
(such as POS devices) to merchants.
● Cash:
We earn revenue on an ad valorem basis,
based on a percentage of
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
and
supplier
enabled
payments
(bill
payments,
international
money
transfers
and
supplier
payments).
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
● Insurance:
Revenue from our insurance offerings is earned monthly
and includes premiums paid by policyholders.
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
based on
the total
value of
electricity vended
through our
platform. Ad-hoc
hardware sales
of utility
meters
also an additional contribution to revenue which are sold on a fixed price basis.
● Other:
Our payment solutions enable
payment acceptance for us
and external enterprises,
on which we earn
a fixed fee per
transaction processed.

Developments during Fiscal 2026
This
item
discusses
our
fiscal
2026
results
across
our
three
reportable
segments:
Merchant,
Consumer,
and
Enterprise.
Discussions of our
fiscal 2025 results
compared to our
fiscal 2024 results
can be found
within our Annual
Report on Form
10-K for
the year ended June 30, 2025.
Group Level:
1. Merchant
Fiscal 2026
marks a
pivotal year
of transformation
and consolidation
for Merchant.
Following the
acquisitions of
the Adumo
Group in fiscal 2025, the division has been undertaking a
deliberate, multi-faceted integration designed to eliminate duplication, unify our
brand
go-to-market
approach,
and
build
a
single,
multi-product
platform
serving
merchants
across
all
segments.
This
transformation also
included bolstering
operational analytics,
which now
aligns the
Merchant revenue
drivers to
a number of
active
merchants and
ARPU (Average
Revenue Per
User) basis,
akin to
Consumer.
New leadership
was appointed
to drive
the integration
executing
against
a clear
set of
priorities:
integrating
our Community
and Corporate
Merchant
channels under
a unified
operating
model, rationalizing cost and infrastructure and deepening product penetration across our merchant base.
2. One Lesaka: Unification of Group Branding
In November
2025, we
launched a
refreshed Lesaka
master brand,
accelerating the
realignment of
all merchant-facing
brands
including Kazang,
Adumo, GAAP,
Card Connect,
and Capital Connect
under a
single “One Lesaka”
identity.
We
expect full
brand
alignment to
be substantially
complete by
the end of
calendar 2026,
with certain
brands already
transitioned. This
unification is
not
merely cosmetic
but it
reflects the
consolidation
of our
operating infrastructure,
sales force,
and distribution
channels into
a single
integrated model. Coupled
with the branding change,
we have consolidated our
Johannesburg office
footprint into a single hub,
with
similar exercises close to completion in
both Cape Town and Durban. As a
result of these unification actions, we
have incurred Lesaka
brand refresh
expenses (treated
as a
once-off item)
and increased
intangible asset
amortization charges
due to
the shortening
of the
deemed useful lives of certain brand trademark assets in fiscal 2026, and recorded right-of-use lease impairments.
3.
Deleveraging: Approaching Our Medium-Term
Capital Structure Target
Our
capital
structure
has
continued
to
strengthen
materially
over
the
course
of
fiscal
2026,
building
on
the
debt
refinancing
actions in fiscal
2025 and 2026.
Net debt to
Group Adjusted EBITDA
has reduced progressively
through the year,
from 2.9 times at
the start
of the
fiscal year
to 1.9
times by
the end
of the
fiscal year,
achieving our
medium term
target of
2.0 times
or lower.
This
deleveraging has been achieved alongside continued investment in growth, including in our lending books, and reflects the combined
benefit of the
lower funding costs
secured through our
fiscal 2025 and
2026 refinancing, the
cash generation of
the underlying business,
and
disciplined
capital
allocation
across
the
Group.
We
expect
the
proposed
Bank
Zero
transaction,
once
completed,
to
support
a
further step-change
in our funding
profile by enabling
Lesaka to fund
lending growth
increasingly through
customer deposits rather
than
wholesale
debt,
representing
further
structural
improvement
to
the
Group's
funding
profile
and
an
additional,
significant
deleveraging event at the Group level.
4.
Portfolio Rationalization and Exit of Non-Core
Activities
During fiscal 2026,
we have continued
to simplify the
Group. In
the third quarter, we
made the
decision to exit
our ATM business,
which
we
had
concluded
was
structurally
loss-making
and
immaterial
in
scale,
recognizing
an
impairment
and
once-off
costs
of
approximately
ZAR 27
million
in
connection
with
the
wind-down.
In the
same quarter,
we
sunset
SwitchPay
Proprietary
Limited
(“SwitchPay”),
a
legacy
buy-now-pay-later
product,
recognizing
an
impairment
of
$0.4
million
(ZAR
6.5
million).
We
also
deregistered Masterpayment GmbH (“Masterpayment”),
a legacy offshore entity, recognizing a gain of $0.9 million (ZAR 14 million)
on deregistration, and
reversed a $1.5
million (ZAR 25 million)
receivables allowance following
the successful collection
of monies
owed in
respect of
a legacy
investment. Earlier
in fiscal
2026, we
finalized the
liquidation of
CPS, releasing
provisions of
ZAR 65
million,
and
disposed
of
our remaining
stake
in
Cell-C
for
proceeds
of $3.9
million
(ZAR 50
million).
These
actions collectively
represent
the
substantial
completion
of
the
non-core
portfolio
rationalization
that
has
been
undertaken
since
fiscal
2023,
allowing
management
to
focus
capital
and
attention
on
our
scalable,
digitally-led
growth
platforms
with
a
balance
sheet
representative
of
present-day Lesaka and no material legacy investments.
5.
Proposed Acquisition of Bank Zero: Regulatory
Progress
Our
proposed
acquisition
of
Bank
Zero
Mutual
Bank,
announced
on
June
26,
2025,
has
progressed
through
key
regulatory
milestones
during
fiscal
2026.
In
November
2025,
the
South
African
Competition
Commission
recommended
approval
of
the
transaction,
and the
Competition Tribunal
subsequently granted
its approval
in the
second quarter
of fiscal
2026, a
significant step
forward in the transaction timeline. We continue to engage with the Prudential Authority of the
South African Reserve Bank regarding
its final
approval,
which
remains outstanding
alongside
South
African
Exchange
Control
approval.
As these
remaining
regulatory
consents are still being procured, on June 11, 2026 we agreed with the Bank Zero sellers’ representatives to extend the long-stop date
for fulfilment or waiver of remaining conditions precedent from August 6, 2026 to January 31, 2027. We do not believe this extension
s
ignals any impediment to closing; rather,
it reflects the ordinary pace of the outstanding Prudential Authority process.

Once completed, the
transaction is expected
to deliver meaningful
funding and balance
sheet benefits, including
a reduction in
gross debt of more than ZAR 1 billion, whereby Lesaka can fund lending growth through Bank Zero, supporting further deleveraging and improved cash conversion.
Operating Segment Level:
Merchant
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
and future monetization
strategy for the
division. ARPU excludes
once-off and non-recurring
revenue such as
hardware and installation
costs as well as revenue from non-South African subsidiaries.
The underlying drivers of ARPU performance are based on cross-sell product penetration and the individual product related Key
Performance Indicators (“KPI’s
”) are shown below.
2026 2025
2026 vs
2025
Merchant
Active Merchants 131,545 127,588 3%
Merchant ARPU (1)
(ZAR per month)
1,784 1,884 (5%)
Product Penetration Rate: 2 or more products 46% 46% 0%
Product Penetration Rate: 3 or more products 7% 10% (29%)
Merchant: Acquiring
Active Merchants 73,714 70,294 5%
Total Payment Volume
(“TPV”) (ZAR billions)
43.7 34.5 27%
Merchant: Software
Active Merchants 9,738 9,755 (0%)
Merchant: Cash Management
Active Merchants 4,942 4,837 2%
TPV (ZAR billions)
119.0 114.8 4%
Merchant: Lending
Lending Origination (ZAR millions)
844 847 (0%)
Net Lending Portfolio Outstanding (ZAR millions)
463 402 15%
Merchant: Alternative Digital Products
Active Merchants 101,659 98,222 3%
TPV (ZAR billions)
54.8 41.7 31%
TPV - Prepaid Solutions (ZAR billions)
23.5 20.9 12%
TPV - Supplier Enabled Payments (ZAR billions)
31.2 20.8 50%
Notes:
(1) ARPU is calculated on a revenue per
active merchant basis based on a 3-month rolling average for the quarter ended June 30,
2026.

Notable developments within Merchant:
Within Merchant Acquiring: Year
-on-year comparison of TPV are not meaningful
as fiscal 2025 only included Adumo for nine
months, which is
in the Corporate
channel. In the
Community channel it is
comparable and TPV
attributable to the Community
channel
increased to ZAR 15.7
billion representing 15% year-on-year
growth. This was driven
primarily from the continued
strategy to offer
a multi-product offering
focused on cash management
solutions and ADP,
particularly Supplier Enabled
Payments, to attract greater
merchant acquiring volumes in this segment.
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
channel, cash
continues
to
experience
a
downward
trend
of
growth
as
digital
payment
adoption
progressively
increases
in
this
sector.
At
the
Community channel,
we continue to
see growth for
our cash management
solutions, with cash
TPV growth
totaling to 55%
year-on
year. The Community channel
now accounts for
20% of all
processed cash TPV
processed. This signals
rapid growth among
merchants
within this segment aiming to digitize their cash holdings.
Within
Lending:
Lending
originations
remained
flat
year-over-year,
primarily
reflecting
the
ongoing
product
refinement
and
distribution strategy for
this specific product
within the Corporate
channel.
We
experienced a modest
increase in aggregate portfolio
duration over the period.
Within ADP: Core to our device placement strategy is the decision to focus on quality business and optimizing our existing
fleet.
This can be
seen through the
TPV growth which
is primarily driven
by our Supplier
Enabled Payment product,
delivering 50% year
on-year
growth.
This
enables
Community
Merchants
to
digitize
their
required
payments
to
suppliers
at
competitive
pricing
and
introduces
them to
the Lesaka
Merchant ecosystem.
Within
the Prepaid
Solutions product,
TPV processed
delivered 12%
year-on-
year growth. Although we
continue to see sustained margin
pressures from wholesale providers
of airtime, we have
seen an offset in
TPV processed for other prepaid products such as electricity and vouchers.
Consumer
Our consumer base includes South African grant beneficiaries and other
Lesaka Payouts cardholders.
Our grant beneficiary base includes both permanent and
non-permanent grant beneficiaries. As Consumer has evolved, both sub-
categories of consumers are revenue generating and hence the combined consumer base metrics shown below are most appropriate to
measure the performance of the division financially and operationally.
Although historically we have shown these metrics separately, it is maintained that approximately 89% of the active consumer base are permanent grant beneficiaries.
Our definition of an
active consumer is any
consumer that has made
a voluntary transaction (debit
and/or credit) within the
last
90 days. Consumers who may be
charged a monthly banking fee
but have not made a voluntary transaction
in the last 90 days would
not be considered an active consumer.
The definition of
an active consumer
reflects the revenue
generating engagement of
our entire consumer
base and more
accurately
tracks our current and future monetization strategy for
the division. We will continue to show the Lesaka Payouts separately given this
follows a different monetization model.

The
underlying
drivers
of
ARPU performance
are
based
on
cross-sell
product
penetration
and
the
individual
product
related
KPI’s are shown below.
2026 2025
2026 vs
2025
Consumer
Active Consumers (millions)
2.08 1.88 11%
ARPU
(1)
(ZAR per month)
94 82 15%
Product Penetration Rate: 2 or more products
51% 45% 11%
Product Penetration Rate: 3 products
20% 16% 23%
Consumer: Transactional Accounts
Active Consumers (millions)
2.08 1.88 11%
Net Activations (thousands)
202 349 (42%)
Consumer: Lending
Number of Loans Originated (thousands)
1,523 1,299 17%
Lending Origination (ZAR millions)
3,769 2,500 51%
Lending Portfolio Outstanding (ZAR millions) (2)
1,396 997 40%
Consumer: Insurance
Number of Insurance Policies Written (thousands)
278 215 29%
Active Insurance Policies (thousands)
753 563 34%
Gross Written Premium (ZAR millions)
528 376 41%
Consumer: Lesaka Payouts
Approximate number of active cardholders (thousands)
174 213 (18%)
Approximate load value for the period (ZAR millions)
770 604 27%
Notes:
(1) ARPU is
calculated on
a revenue
per active consumer
basis whereby an
active consumer
can be both
a permanent and
non
permanent grant. ARPU is a monthly figure based on a 3-month rolling average for the quarter ended June 30, 2026.
(2) Gross loan book, before provisions.
Notable developments within Consumer:
Within
Transactional
Accounts:
Growth
in
active
consumers
was
driven
primarily
by
continued
product
and
technology
innovation, including Bonngwe (our proprietary Customer Relationship Management (“CRM”) engine). These improvements to sales consultant
and
consumer
experience
have
driven
higher
cross-sell
penetration
for
both
our
existing
base
and
newly
onboarded
consumers.
As
we
grow
our
distribution
footprint,
further
growth
in
active
consumers
has
come
from
product
augmentation,
an
example
being
Pusha
Manje,
our
USSD-focused,
direct-to-consumer
ADP platform,
which
allows
consumers
to
purchase airtime,
electricity, and other
products directly from a mobile phone.
Within Lending: We
have continued to see strong growth in our lending products, with credit loss ratios tracking below our risk
appetite.
Reflecting
the
realized
loss
experience
that
has
consistently
come
in
below
provisioning
levels,
and
supported
by
enhancements to assessment
criteria e.g. affordability, we have
adjusted our provisioning
from 6.5%
to 5.5% of
the outstanding lending
portfolio. The revised rate reflects management's current best estimate of expected credit losses and remains subject to regular review as the book evolves.
Within
Insurance: Our insurance
product saw
continued growth
in Gross
Written
Premiums written
which has
been driven
by
continued adoption
of our Bonngwe
engine, enabling
sales consultants
to cross-sell
an insurance
policy in
an efficient
manner. We
have launched our open market insurance offering which allows for consumers outside of the Lesaka base to purchase a policy, which
represents a key growth vector for the product offering.

Enterprise
Our Enterprise
Division primarily
consists of
our ADP
offering
(which includes
prepaid solutions
and bill
payments) and
the
Utilities offering.
The underlying drivers of
performance are primarily based
on TPV processed. Individual
product related KPI’s are shown below.
2026 2025
2026 vs
2025
Enterprise: ADP
TPV (ZAR billions)
48.0 40.9 17%
Enterprise: Utilities
Active Meters (thousands) 382 345 11%
TPV (ZAR millions) 1,934 771 151%
Notable developments within Enterprise:
Within ADP: We
continue to see
increased TPV for
bill payments driven
from increased usage from
our existing bank
channel
partners,
which
grew
primarily
from
targeted
marketing
campaigns
as
well
as
newly
onboarded
channel
partners
across
banking,
fintech and retail. The
launch of our “4All” product,
a multi-store of value voucher
which can be redeemed at
40+ partners, has seen
continued growth in TPV at higher take rates
than bill payments, despite still being in early
development. We have now migrated 95%
of all other subproducts of ADP TPV offered in Merchant via
the Enterprise division, reducing reliance on external partners.
Within
Utilities: We
delivered results
consistent with
the stable,
recurring nature
of the
business, underpinned
by transaction-
based
revenue
coupled
with
continued
growth
in
the
number
of
connected
meters
and
sustained
demand
for
prepaid
electricity
vouchers. Year
-over-year comparisons for the vertical are not meaningful, as the business was consolidated into our results only from the third quarter of fiscal
2025 and therefore contributed
a partial period in the prior
year against a full twelve
months in fiscal 2026.
Performance
over the
period reflected
the product’s
core strengths
of predictable,
annuity-like
revenue streams
and steady
volume
growth.
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
We
review the
carrying value
of goodwill
annually (June
30) or
more frequently
if circumstances
indicating impairment
have
occurred.
For instance, we performed interim impairment testing as of March 31,
2026, related to goodwill allocated to our Switchpay
reporting
unit
within
our
Merchant
segment
as
triggering
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
Changes
in these judgements and
estimates may impact
on the outcome
of the impairment test.
For instance, the
fair value of the
Lesaka Payouts
reporting unit included in
our Consumer segment exceeded
the carrying value of the
reporting unit as of June
30, 2026, by 15.8%.
If
we had used
a weighted average
cost of capital
(“WACC”)
rate that was
2% higher,
we would have
recorded an impairment
of $0.4
million, and if the WACC
rate was 2% lower, the headroom would
have increased from 15.8% to 45.3%.

In determining the fair value of
reporting units for fiscal 2026
and fiscal 2025, we considered
key judgements related to reporting
unit revenue growth rates, the weighted-average cost of capital applicable to peer and industry comparables of the reporting units and the forecast period to be used. In determining the fair value of reporting units for fiscal 2024, our key judgements related to reporting unit revenue growth rates and the weighted-average cost of capital applicable to peer and industry comparables of the reporting units.
We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments
and assumptions
in allocating
assets and
liabilities to
each of
our reporting
units. Refer
to Note
10 to
our audited
consolidated financial statements for a summary of the key judgements used in our impairment testing.
The results of our impairment tests during fiscal 2026 and 2025 indicated that the fair value of our reporting units exceeded their carrying values, with the
exception of the
$0.4 million (related
to the SwitchPay
reporting unit) and
$17.0 million (related
to the Lesaka
Cash Management
,
Lesaka MT,
Lesaka
Payouts
and
Lesaka Alternative
Digital
Products
Proprietary
Limited
(formerly
known
as
EasyPay Proprietary
Limited) (“Lesaka
ADP”) reporting
units), respectively,
of goodwill
impaired during
fiscal 2026
and 2025,
as
discussed in Note 10 to our audited consolidated financial statements. The results of our impairment tests during fiscal 2024 indicated
that the fair value of our reporting units exceeded their carrying values and so did not require impairment.
Intangible Assets Acquired Through Acquisitions
The
fair values
of the
identifiable
intangible
assets acquired
through
acquisitions
were determined
by management
using
the
purchase method
of accounting.
We
completed
the acquisition
of Atom
Operations Proprietary
Limited (“Atom”)
and MobileMart
during fiscal 2026
where we identified and recognized intangible assets. We
completed the acquisition of Adumo and Utilities during
fiscal 2025
where we identified
and recognized
intangible assets. We
did not
identify any
significant intangible
assets related to
the
Lesaka
Insights
Proprietary
Limited
(formerly
known
as Touchsides
Proprietary
Limited)
(“Lesaka
Insights”)
acquisition
in fiscal
2024. We
used the
relief from
royalty method
to value
identified brands
identified in
the Adumo
acquisition, and
the multi-period
excess earnings method to
value identified customer relationships
and the replacement cost
approach to value the
identified technology
assets
related
to
Atom,
MobileMart,
Adumo
and
Utilities.
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
projected. For these
reasons, among others,
the actual cash
flows may vary
from forecasts of
future cash flows.
To
the
extent actual cash flows
vary, revisions
to the useful life
or impairment of intangible
assets may be necessary.
Management assesses
the useful life of
the acquired intangible assets
upon initial recognition and revisions
to the useful
life or impairment of
these intangible
assets may be necessary in the future.
For instance, during early
calendar 2025, our executive
considered the unification of
our merchant segments operations
and the
realignment of
our brands
under the
master brand
“Lesaka”.
We
have identified
the steps
and timing
to realign
the affected
brands
under the master
brand and expect
to have complete
alignment by February
2027, with certain
brands already
aligned by December
2025. The change in brands
has resulted in a change
in the useful lives of certain
of our brand and trademark
intangible assets which
has resulted in an increase (excluding the impact on “Adumo” and “GAAP” brands) in amortization expense of $6.3 million and $2.6 million during
the years
ended June 30,
2026 and 2025,
respectively,
compared with
the comparative
periods assuming
the original
useful lives.
Furthermore, we
recorded an
impairment loss
of $1.8
million related
to Lesaka
MT intangible
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
expected loss
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
We
use historical default
experience over the
lifetime of loans
generated thus
far in order
to calculate
an expected loss
rate for
the lending book.
In addition,
management determines the
expected write-off rate
for doubtful
or legal
debt based
on historical
recovery
trends for
defaulted receivables.
The allowance
for credit
losses related to
these merchant
finance loans
receivables is
calculated by
multiplying the expected
write-off rate for
doubtful or legal
debt with
the total
actual receivables in
default plus multiplying
the lifetime
loss rate with the month-end outstanding lending book. The expected loss rate as of June 30,
2026 and June 30, 2025, was 3.21% and
1.14%,
respectively.
The performing component (that is,
outstanding loan payments not
in arrears), under-performing component (that
is,
outstanding
loan
payments
that
are
in
arrears)
and
non-performing
component
(that
is,
outstanding
loans
for
which
payments
appeared to have ceased) of
the book represents approximately 92%,
7% and 1%, respectively,
of the outstanding lending book
as of
June
30,
2026.
The
performing
component,
under-performing
component
and
non-performing
component
of
the
book
represents
approximately 95%, 4% and 1%, respectively,
of the outstanding lending book as of June 30, 2025.
Consumer microlending
The allowance for credit losses related to Consumer finance loans receivables is calculated by multiplying the expected loss rate with the month-end outstanding lending book
, excluding upfront initiation fees.
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
an
element of judgment
required to assess the
ultimate recoverability of
these finance loan receivables,
including ongoing evaluation
of
the creditworthiness of each customer.
We
have operated this
lending book for
more than five
years and use
historical default experience
over the lifetime
of loans in
order to calculate a expected loss
rate for the lending book. We analyze this lending book
as a single portfolio because the
loans within
the portfolio
have similar characteristics
and management
uses similar processes
to monitor
and assess the
credit risk of
the lending
book. The allowance for credit losses
related to these microlending finance loans receivables
is calculated by multiplying the expected
loss rate with
the month
end outstanding
lending book, excluding
upfront initiation
fees. The expected
loss rate as
of June 30,
2026
and 2025,
was 5.50% and
6.50%, respectively.
The performing
component (that
is, outstanding
loan payments not
in arrears) of
the
book exceeds more than 99.0% and 98.0% of outstanding lending book as of June 30, 2026 and 2025, respectively.
Recent Accounting Pronouncements
Recent accounting pronouncements adopted
Refer
to
Note
2 of
our
audited consolidated
financial
statements for
a full
description
of recent
accounting
pronouncements,
including the dates of adoption and effects on financial
condition, results of operations and cash flows.
Recent accounting pronouncements not yet adopted as of June 30,
2026
Refer to Note 2
of our audited consolidated
financial statements for a
full description of recent
accounting pronouncements not
yet adopted as of June 30, 2026, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information
Actual exchange rates
The actual exchange rates for and at the end of the periods presented were as follows:
Table 1 June 30,
2026 2025
2024
ZAR : $ average exchange rate
16.9074 18.1644 18.7070
Highest ZAR : $ rate during period
18.1650 19.6350 19.4568
Lowest ZAR : $ rate during period
15.7392 17.1144 17.6278
Rate at end of period
16.4072 17.7554 18.1808
Translation Exchange Rates
We
have
translated
the results
of operations
and
operating segment
information
for the
year
ended June
30, 2026,
2025,
and
2024, provided in the tables
below using the actual average
exchange rates per month between
the USD and ZAR. Thus,
the average
rates used to translate this
data for the years
ended June 30, 2026, 2025
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
and
measured.
Presentation
of
our
reported
results
in
ZAR
is
a
non-GAAP
measure.
Due
to
the
significant
impact
of
currency
fluctuations between
the U.S. dollar
and ZAR on
our reported
results and
because we
use the
U.S. dollar as
our reporting
currency,
we believe that
the supplemental presentation
of our results
of operations in
ZAR is useful
to investors to
understand the changes
in
the underlying trends of our business.
Our
operating
segment
revenue
presented
in
“—Results
of
operations
by
operating
segment”
represents
total
revenue
per
operating segment before intercompany
eliminations. A reconciliation between
total operating segment revenue and
revenue, as well
as the reconciliation between our segment performance measure and net income (loss) before tax expense
(benefit),
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
impairment of
other intangible
assets, other
items (including
gains or losses
on disposal
of investments, fair
value adjustments to
equity securities), interest
income, interest
expense, income
tax
expense
or
earnings
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
income (loss)
before income
tax expense.
Group
Adjusted
EBITDA
represents
Segment
Adjusted
EBITDA
after
deducting
group
costs.
Refer
also
“Results
of
Operations—Use of Non-GAAP Measures” below.
In fiscal 2026 we closed the acquisitions of Atom and
MobileMart and have integrated their businesses into ours from December
2025
and
February
2026,
respectively.
In fiscal
2025 we
closed the
acquisitions
of
Adumo and
Utilities and
have
integrated
their
businesses into ours. Our fiscal 2025 financial results include Adumo from October 1, 2024 and Utilities from
March 3, 2025, and do
not include
Atom and
MobileMart. Refer
also to
Note 3
to the
audited consolidated
financial statements
for additional
information
regarding these transactions. Atom, MobileMart, Adumo and Utilities are not included in our financial results for fiscal 2024.
We
analyze our
business and
operations
in terms
of three
inter-related
but independent
operating segments:
(1) Merchant
(2)
Consumer and (3) Enterprise.
In addition, corporate activities
that are impracticable to
allocate directly to the
operating segments, as
well as any inter-segment eliminations, are included in Group costs. Inter-segment revenue eliminations are included in Eliminations.
Fiscal 2026 Compared to Fiscal 2025
The following factors had
a significant influence on
our results of
operations during fiscal 2026
as compared with
the same period
in the prior year:
● Higher revenue: Our revenues increased by 9.4% in U.S. dollar and 1.7% in ZAR, primarily due to the inclusion of Utilities and MobileMart,
as well
as higher
transaction, insurance
and lending
revenues in
Consumer,
which was
partially offset
by
lower prepaid airtime revenue;
●
Operating
income
increase:
Operating
income
increased
primarily
due
to
strong
performance
by
Consumer
and
the
contribution
from
Utilities
in
Enterprise,
which
was
partially
offset
by
an
increase
in
amortization
of
acquisition-related
intangible assets;
●
Lower net
interest charge:
Net interest
charge
decreased to
$15.6 million
(ZAR 264.6
million) from
$19.2 million
(ZAR
349.5 million) primarily
due to a lower
interest expense following
lower interest rates and
the exclusion of interest
expense
incurred under our borrowing arrangements
related to our Consumer lending
book in fiscal 2026 compared with
2025. On a
comparable basis the
equivalent interest expense
related to the
Consumer lending book
for fiscal
2025 was included in
interest
expense from July 2024 to February 2025; and
● Foreign exchange movements:
The U.S. dollar was 6.9% weaker against the ZAR during fiscal
2026
compared to the prior
period, which positively impacted our U.S. dollar reported results.

Consolidated overall results of operations
This discussion is based on the amounts prepared in accordance with U.S. GAAP.
The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:
Table 2 In U.S. Dollars
Year
ended June 30,
2026 2025 $ %
$ ’000 $ ’000 change
Revenue
721,554 659,701 9%
Cost of goods sold, IT processing, servicing and support
(A)
490,834 487,186 1%
Selling, general and administration (A)(1)
166,269 131,738 26%
Depreciation and amortization
47,346 33,721 40%
Impairment loss
4,035 18,863 (79%)
Transaction costs related to Adumo, Utilities and
Bank Zero acquisitions and
certain compensation costs
389 16,159 (98%)
Operating income (loss)
12,681 (27,966) nm
Change in fair value of equity securities
2,593 (59,828) nm
Loss on impairment or disposal of equity-accounted investment
584 161 263%
Reversal of allowance for doubtful loan receivable
1,500 - nm
Loss on disposal of equity securities
730 - nm
Other income
3,883 - nm
Interest income
2,889 2,596 11%
Interest expense (A)
18,506 21,824 (15%)
Income (Loss) before income tax expense (benefit)
3,726 (107,183) nm
Income tax expense (benefit)
(A)
1,429 (15,982) nm
Net income (loss) before earnings from equity-accounted investments
2,297 (91,201) nm
Earnings from equity-accounted investments
215 114 89%
Net income (loss)
2,512 (91,087) nm
Add net loss attributable to non-controlling interest
246 130 89%
Net income (loss) attributable to us
2,758 (90,957) nm
(A)
In
order
to
correct
the
errors
discussed
in
Note
1
to
the
consolidated
statement
of
operations,
Cost
of
goods
sold,
IT
processing, servicing
and support
increased by
$0.6 million,
Selling, general
and administration
expense increased
by $0.2
million,
Operating income
decreased by $0.9
million, Interest expense
increased by
$0.4 million, income
tax expense (benefit)
decreased by
$2.2 million,
and the subtotal
captions from
Income (Loss) before
earnings (loss) from
equity-accounted investments to
Net income
(loss) attributable to Lesaka decreased by $3.4 million for fiscal 2025
.
(1) Selling, general and administration includes allowance for credit losses.

Table 3 In South African Rand
Year
ended June 30,
2026 2025 ZAR %
ZAR ’000 ZAR ’000 change
Revenue
12,180,962 11,980,399 2%
Cost of goods sold, IT processing, servicing and support (A)
8,289,867 8,845,530 (6%)
Selling, general and administration (A)(1)
2,806,221 2,392,857 17%
Depreciation and amortization
802,598 612,298 31%
Impairment loss
67,116 334,929 (80%)
Transaction costs related to Adumo, Utilities and
Bank Zero acquisitions and
certain compensation costs
6,664 291,358 (98%)
Operating income (loss)
208,496 (496,573) nm
Change in fair value of equity securities
43,957 (1,089,871) nm
Loss on impairment or disposal of equity-accounted investment
10,342 2,886 258%
Reversal of allowance for doubtful loan receivable
25,132 - nm
Loss on disposal of equity securities
12,286 - nm
Other income
65,353 - nm
Interest income
48,621 47,108 3%
Interest expense (A)
313,258 396,649 (21%)
Income (Loss) before income tax expense (benefit)
55,673 (1,938,871) nm
Income tax expense (benefit)
(A)
23,583 (289,008) nm
Net income (loss) before earnings from equity-accounted investments
32,090 (1,649,863) nm
Earnings from equity-accounted investments
3,593 2,035 77%
Net income (loss)
35,683 (1,647,828) nm
Add net loss attributable to non-controlling interest
4,155 2,307 80%
Net income (loss) attributable to us
39,838 (1,645,521) nm
(A) In order
to correct the
error discussed in
Note 1 to
the consolidated statement of
operations, Cost of
goods sold, IT
processing,
servicing
and
support increased
by
ZAR
11.6
million,
Selling,
general
and
administration
expense
increased
by ZAR
4.1
million,
Operating
income
decreased
by
ZAR
15.7
million,
Interest
expense
increased
by
ZAR
6.8
million,
income
tax
expense
(benefit)
decreased
by
ZAR
39.3
million,
and
the
subtotal
captions
from
Income
(Loss)
before
earnings
(loss)
from
equity-accounted
investments to Net income (loss) attributable to Lesaka decreased by
ZAR 61.7 million for fiscal 2025.
(1) Selling, general and administration includes allowance for credit losses.
Revenue increased by $61.9 million (ZAR 0.2 billion)
or 9.4% (in ZAR, 1.7%).
The increase was primarily due to the inclusion
of Utilities and MobileMart, the impact of an increase in certain issuing fee base prices year-over-year, and transaction activity in our
issuing business,
and
an increase
in insurance
premiums
collected and
lending revenues
(including
interest) following
higher
loan
originations,
which
was
partially
offset
by
the
decrease
in
the
volume
of
prepaid
airtime
sold.
Refer
to
discussion
above
at
“—
Developments during Fiscal 2026” for a description of key trends impacting our revenue this fiscal year.
Cost of
goods sold,
IT processing,
servicing and
support increased
by $3.6 million
(or
0.7%)
and in
ZAR decreased
by ZAR
0.6 billion (or 6.3%). The decrease in ZAR is primarily
due to the decrease in the prepaid airtime costs,
which was partially offset by
an increase
in lending
related expenditures
(including interest
expense), higher
insurance-related
claims and
third party
transaction
fees and the inclusion of Utilities and MobileMart.
Selling, general
and administration expenses
increased by $34.5
million (ZAR 413.4
million), or 26.2%
(in ZAR, 17.3%).
The
increase was primarily due to the
inclusion of Adumo and Utilities;
higher marketing costs related
to the Lesaka rebrand, an increase
in the allowance
for credit losses
as a result
of higher
lending activities by
Consumer and Merchant,
higher consulting
fees, and the
year over-year
impact of
inflationary increases
on certain
expenses, which
was partially
offset
by lower
stock-based compensation
charges.
Depreciation
and
amortization
expense
increased
by
$13.63
million
(ZAR
190.3
million),
or
40.4%
(in
ZAR,
31.1%).
The
increase was due
to the change to
a shorter useful life
for certain of our
brand and trademark
intangible assets (refer to
Note 10), the
inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to the Adumo and Utilities
acquisitions.

Impairment loss for fiscal 2026 includes an impairment loss of $2.6 million (ZAR
43.6 million) related to right-of-use assets and
$1.0
million
(ZAR
16.5
million)
related
to
leasehold
improvements
recorded
in
property,
plant
and
equipment
for
our
existing
operating lease arrangements as
certain of our leased
facilities will no
longer be utilized as
originally intended as a
result of the
planned
transition
to
our
new
corporate
head
office,
an
impairment
loss
of
$0.7
million
(ZAR
11.5
million)
related
to
ATMs
recorded
in
property,
plant and equipment as
a result of the
exit of the ATM
business, and an impairment
loss of $0.4 million
(ZAR 6.5 million)
related to goodwill allocated to our SwitchPay reporting
unit within the Merchant segment. Refer to
Note 8 and Note 10
of our audited
consolidated financial statements for additional information regarding these impairment losses.
Transaction
costs related
to Adumo,
Utilities and
Bank Zero
acquisitions and
certain compensation
costs includes
fees paid
to
external service
providers associated
with legal
and advisory
services procured
to close
the Adumo
transaction on
October 1, 2024,
and
the
Utilities
transaction
in
March
2025,
as
well
as
post-combination
compensation
charges
recognized
related
to
the
Utilities
acquisition
of
$13.6
million
(ZAR
245.7
million)
and
decreased
primarily
due
to
these
post-combination
compensation
charges
expensed in fiscal 2025. This caption also includes transaction costs related to the proposed acquisition of Bank Zero. Refer to Note 3 to our audited consolidated financial statements for additional information.
Our operating income (loss) margin
in fiscal 2026
and 2025 was 1.8% and
(4.2%), respectively.
We discuss the components of
operating loss margin under “—Results of operations
by operating segment.”
We
recorded
an increase
in the
fair value
of Cell
C of
$3.0 million
(ZAR 50
million) during
fiscal 2026
(refer to
Note 6
for
additional information),
partially offset
by a
non-cash change
in fair
value of
equity securities
of $0.4
million.
We
recorded a
non-
cash
change
in
fair value
of equity
securities
of $59.8
million
during
fiscal
2025 related
to
a
fair value
adjustment
loss related
to
MobiKwik.
We
recently
entered
into
discussions
with
Vantage
Africa
Limited
(“VantagePay”
)
regarding
steps
to
recover
$1.5
million
outstanding from them. We
believe that there is sufficient evidence to
support the recoverability of the amount due from
VantagePay
and recorded a reversal of
the allowance for credit losses of $1.5
million previously recognized during
the year ended June 30, 2026.
Refer to Note 4 for additional information.
We
recorded
a
loss
of
$0.7
million
(ZAR
12.3
million)
related
to
the
disposal
of
Humble
Software
Proprietary
Limited
(“Humble”) during the year ended June 30, 2026. Refer to Note 3 for additional information.
In December 2025, we determined
that the liquidation of CPS is
at an advanced stage
and released an accrual raised
at the time
of deconsolidation of $3.9 million (ZAR 65.4 million) to Other income.
Interest on surplus cash increased to $2.9 million (ZAR 48.6 million) from $2.6 million (ZAR 47.1 million), due to the inclusion of Adumo and increased cash balances, which was partially offset by lower interest rates.
Interest
expense decreased
to $18.5
million (ZAR
313.3 million)
from $21.8
million (ZAR
396.6
million). The
decrease was
primarily due to
lower interest rates and
the partial exclusion
of interest expense
incurred under our
borrowing arrangements related
to our Consumer lending book
in fiscal 2026 compared with
fiscal 2025. On a comparable
basis the equivalent interest expense related
to the Consumer lending book for fiscal 2025 was included in interest expense from July 2024 to February 2025.
Fiscal 2026
income tax expense was $1.4 million (ZAR 23.6 million) compared to an income tax benefit of $16.0 million (ZAR
289.0 million) in fiscal 2025. Our effective
tax rate for fiscal 2026 was impacted by the tax expense
recorded by our profitable South
African operations,
non-taxable income
(primarily related
to the
disposal of
Cell C and
other income)
and non-deductible
expenses
(including
transaction-related
expenditures
and
the goodwill
impairment).
The income
tax expense
was also
impacted by
a higher
deferred tax
benefit as a
result of
the reduction
in the useful
lives of certain
of our
brand and
trademark intangible
assets which has
resulted
in
an
increase
in
amortization
expense
during
fiscal
2026
and
the
release
of
$12.3
million
related
to
certain
valuation
allowances
created
in
prior
years
following
an
improvement
in
profitability
of
certain
of
the
Company’s
subsidiaries,
which
was
partially
offset
by the
recognition
of a
valuation
allowance
related
to an
operating
loss carryforward
and
other deferred
tax assets
totalling $9.9 million following a determination by the management, after considering both positive and negative evidence, that these
deferred tax assets would not be realized in future years.
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
to
an
entity
which
we
believe
has
achieved
sustainable
profitability,
the
tax
expense
recorded
by
our
profitable
South
African
operations, a deferred tax benefit related to acquisition-related intangible asset amortization, non-deductible expenses (in transaction-
related expenses),
the on-going
losses incurred
by certain
of our
South African
businesses and
the associated
valuation allowances
created related to
the deferred tax assets
recognized regarding
net operating losses incurred
by these entities.
Our income tax benefit
for fiscal 2025 also includes a $2.2 million income tax expense related to the correction of the error discussed in Note 1.

Results of operations by operating segment and group costs
The composition of revenue and the contributions of our business activities to
Group Adjusted EBITDA are illustrated below:
Table 4 In U.S. Dollars
Year
ended June 30,
2026 % of 2025 % of %
Operating Segment $ ’000 total $ ’000 total change
Consolidated revenue:
Merchant 509,335 71% 526,600 80% (3%)
Consumer 142,631 20% 96,008 15% 49%
Enterprise 74,730 10% 42,554 6% 76%
Subtotal: Operating segments
726,696 101% 665,162 101% 9%
Eliminations (5,142) (1%) (5,461) (1%) (6%)
Total
consolidated revenue
721,554 100% 659,701 100% 9%
Group Adjusted EBITDA:
Merchant
(A)(1)
35,533 47% 35,329 70% 1%
Consumer
(1)
46,193 61% 23,949 48% 93%
Enterprise
(1)
8,119 11% 1,287 3% 531%
Group costs (14,103) (19%) (10,743) (21%) 31%
Group Adjusted EBITDA (non-GAAP)
(2)
75,742 100% 49,822 100% 52%
(A) In
order to
correct the
error discussed
in Note
1 to
the consolidated
statement of
operations, Merchant
Segment Adjusted
EBITDA and Group Adjusted EBITDA decreased by $0.9 million for fiscal 2025.
(1) Segment
Adjusted EBITDA
for fiscal
2026, includes
reorganization
and retrenchment
costs for
Merchant of
$0.8 million,
Enterprise of
$0.1 million,
and Consumer
of $0.4
million. Segment
Adjusted EBITDA
for fiscal
2025, includes
reorganization
and
retrenchment costs for Merchant of $0.8 million, Enterprise of $0.8 million, and
Consumer of $0.1 million.
(2) Group Adjusted EBITDA
is a non-GAAP measure, refer
to reconciliation below at
“—Results of Operations—Use of
Non-
GAAP Measures”.
Table 5 In South African Rand
Year
ended June 30,
2026 % of 2025 % of %
Operating Segment ZAR ’000 total ZAR ’000 total change
Consolidated revenue:
Merchant 8,609,898 71% 9,562,360 80% (10%)
Consumer 2,401,720 20% 1,744,429 15% 38%
Enterprise 1,255,617 10% 773,057 6% 62%
Subtotal: Operating segments
12,267,235 101% 12,079,846 101% 2%
Eliminations (86,273) (1%) (99,447) (1%) (13%)
Total
consolidated revenue
12,180,962 100% 11,980,399 100% 2%
Group Adjusted EBITDA:
Merchant (A)(1) 601,573 47% 641,509 70% (6%)
Consumer (1) 775,027 61% 435,193 48% 78%
Enterprise (1) 136,164 11% 23,724 3% 474%
Group costs (238,176) (19%) (193,853) (21%) 23%
Group Adjusted EBITDA (non-GAAP) (2) 1,274,588 100% 906,573 100% 41%
(A) In
order to
correct the
error discussed
in Note
1 to
the consolidated
statement of
operations, Merchant
Segment Adjusted
EBITDA and Group Adjusted EBITDA decreased by ZAR 15.7
million for fiscal 2025.
(1)
Segment
Adjusted
EBITDA
for
fiscal
2026,
includes
reorganization
and
retrenchment
costs
for
Merchant
of
ZAR
14.0
million,
Enterprise
of
ZAR
1.1
million,
and
Consumer
of ZAR
7.1
million.
Segment
Adjusted
EBITDA
for
fiscal
2025,
includes
reorganization
and retrenchment
costs for
Merchant of
ZAR 15.7
million, Enterprise
ZAR 13.6
million, and
Consumer of
ZAR 1.5
million.
(2) Group Adjusted EBITDA
is a non-GAAP measure, refer
to reconciliation below at
“—Results of Operations—Use of
Non-
GAAP Measures”.

Merchant
Segment revenue
decreased due
to fewer
prepaid airtime
sales which
was partially
offset by
the inclusion
of Adumo,
a higher
volume of ADP
provided (Pinless Airtime and
gaming). In ZAR,
the decrease in
Segment Adjusted EBITDA is
primarily due to higher
operating expenses incurred,
which was partially
offset by the inclusion
of Adumo for
the entire period
compared with the
prior period.
Our Segment Adjusted EBITDA margin (calculated as
Segment Adjusted EBITDA divided by revenue) for
fiscal 2026
and 2025
was 7.0% and 6.7%, respectively.
Consumer
Segment revenue
increased primarily
due to
higher transaction
fees generated
from the
higher EPE
account holders
base, the
impact
of
an
increase
in
certain
issuing
fee
base
prices
year-over-year,
and
transaction
activity
in
our
issuing
business,
insurance
premiums collected, lending revenues following an
increase in loan originations. This
increase in revenue has
translated into improved
profitability,
which was
partially offset
by a higher
allowance for
credit losses following
an increase
in loan originations
during the
year,
higher insurance-related
claims, interest
expense (of
ZAR 88.5
million) incurred
to fund
our lending
book and
the year-over-
year impact of inflationary increases on certain expenses.
Our Segment Adjusted EBITDA margin for fiscal 2026
and 2025 was 32.4% and 24.9%, respectively.
Enterprise
Segment revenue
increased primarily due
to the inclusion
of Utilities and
MobileMart and
organic revenue
growth due to
new
ADP customers acquired.
In ZAR, the significant increase in Segment Adjusted EBITDA is primarily due to the inclusion of Utilities.
Our Segment Adjusted EBITDA margin for fiscal 2026
and 2025 was 10.9% and 3.0%, respectively.
Group costs
Our group
costs primarily
include employee
related costs
in relation
to employees
specifically hired
for group
roles and
costs
related directly to managing the US-listed entity; expenditures related to compliance with the Sarbanes; non-employee directors’ fees;
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
Utilities,
an
increase
in
value-added
services
activity
in
Merchant,
higher
Pinned
Airtime
sales,
as
well
as
higher
transaction, insurance and lending revenues in Consumer, which was partially offset by a lower contribution from our legacy
Enterprise businesses;
●
Operating
income
increase,
before
transaction
costs:
Operating
income,
before
transaction
and
related
costs,
increased
significantly primarily due to contributions from Adumo from
October 1, 2024 and Utilities from March
3, 2025, which were
partially
offset
by
increased
costs
and
an
increase
in
amortization
of
acquisition-related
intangible
assets
related
to
the
acquisition of Adumo and Utilities;
● Non-cash fair value adjustment related to equity securities:
We recorded a non
-cash fair value loss of $59.8 million during
fiscal 2025 related to the disposal of our investment in MobiKwik;
● Higher net interest charge:
The net interest charge increased to
$19.2 million (ZAR 349.5 million) from
$16.9 million (ZAR
315.6 million) primarily
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
Table 6 In U.S. Dollars
Year
ended June 30,
2025 2024 $ %
$ ’000 $ ’000 change
Revenue
659,701 564,222 17%
Cost of goods sold, IT processing, servicing and support
(A)
487,186 443,293 10%
Selling, general and administration
(A)
131,738 92,185 43%
Depreciation and amortization
33,721 23,665 42%
Impairment loss
18,863 - nm
Transaction costs related to Adumo, Utilities and
Bank Zero acquisitions and
certain compensation costs
16,159 2,325 595%
Operating (loss) income
(27,966) 2,754 nm
Change in fair value of equity securities
(59,828) - nm
Reversal of allowance for doubtful loan receivable
- 250 nm
Loss on disposal of equity-accounted investment
161 - nm
Interest income
2,596 2,294 13%
Interest expense
(A)
21,824 19,171 14%
Loss before income tax (benefit) expense
(107,183) (13,873) 673%
Income tax (benefit) expense
(A)
(15,982) 3,363 nm
Net loss before earnings (loss) from equity-accounted investments
(91,201) (17,236) 429%
Earnings (loss) from equity-accounted investments
114 (1,279) nm
Net loss
(91,087) (18,515) 392%
Add net loss attributable to non-controlling interest
130 - nm
Net loss attributable to us
(90,957) (18,515) 391%
(A) In order
to correct the
error discussed in
Note 1 to
the consolidated statement
of operations for
fiscal 2025 and
2024, Cost
of
goods
sold,
IT
processing,
servicing
and
support
increased
by
$0.6
million
and
$0.6 million,
respectively,
Selling, general
and
administration expense increased by $0.2 million and
$0.2 million, respectively,
Operating income decreased by $0.9 million and
$0.8
million, respectively,
Interest expense
increased by
$0.4 million
and $0.2
million, respectively,
for fiscal
2025, income
tax expense
(benefit) decreased by $2.2 million, and the subtotal
captions for fiscal 2025 and 2024 from
Income (Loss) before earnings (loss) from
equity-accounted investments to Net income (loss) attributable to Lesaka decreased by $3.4 million and $1.1 million, respectively.
(1) Selling, general and administration includes allowance for credit losses.

Table 7
In South African Rand
(US GAAP)
Year
ended June 30,
2025 2024 ZAR %
ZAR ’000 ZAR ’000 change
Revenue
11,980,399 10,553,233 14%
Cost of goods sold, IT processing, servicing and support
(A)(A)
8,845,530 8,291,826 7%
Selling, general and administration
(A)
2,392,857 1,724,039 39%
Depreciation and amortization
612,298 442,570 38%
Impairment loss
334,929 - nm
Transaction costs related to Adumo, Utilities and
Bank Zero acquisitions and
certain compensation costs
291,358 43,154 575%
Operating (loss) income
(496,573) 51,644 nm
Change in fair value of equity securities
(1,089,871) - nm
Reversal of allowance for doubtful loan receivable
- 4,741 nm
Loss on disposal of equity-accounted investment
2,886 - nm
Interest income
47,108 42,896 10%
Interest expense (A)
396,649 358,510 11%
Net loss before income tax (benefit) expense (1,938,871) (259,229) 648%
Income tax (benefit) expense
(A)
(289,008) 62,616 nm
Net loss before earnings (loss) from equity-accounted investments
(1,649,863) (321,845) 413%
Earnings (loss) from equity-accounted investments
2,035 (24,298) nm
Net loss (1,647,828) (346,143) 376%
Add net loss attributable to non-controlling interest
2,307 - nm
Net loss attributable to us
(1,645,521) (346,143) 375%
(A) In order to correct the error discussed in Note 1 to the consolidated statement of operations for fiscal 2025 and 2024, Cost of goods sold, IT
processing, servicing
and support increased
by ZAR 11.6
million and ZAR
8.8 million, respectively
,
Selling, general
and administration
expense increased
by ZAR
4.1 million
and ZAR
3.1 million,
respectively,
Operating income
decreased by
ZAR
15.7 million
and ZAR 11.9
million, respectively,
Interest expense increased
by ZAR 6.8
million and
ZAR 6.8 million,
respectively,
for fiscal 2025, income tax expense (benefit) decreased by ZAR 39.3 million, and the subtotal captions for fiscal 2025 and 2024 from
Income (Loss) before earnings
(loss) from equity-accounted investments
to Net income
(loss) attributable to Lesaka
decreased by ZAR
61.7 million and ZAR 22.4 million, respectively.
(1) Selling, general and administration includes allowance for credit losses.
Revenue increased
by $95.5 million
(ZAR 1.4 billion),
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
Cost of goods sold, IT processing, servicing and support increased by $43.9 million (ZAR
0.6 billion), or 9.9% (in ZAR, 6.7%),
primarily due
to the
inclusion of
Adumo, higher
commissions paid
related to
ADP revenue
generated, and
higher insurance-related
claims and third-party transaction fees, which was partially offset by the decrease in Pinned Airtime sales.
Selling, general
and administration expenses
increased by $39.6
million (ZAR 668.8
million), or 42.9%
(in ZAR, 38.8%).
The
increase was primarily
due to the inclusion
of Adumo; higher
employee-related expenses
(including annual salary
increases); higher
stock-based compensation
charges, consulting
fees and audit fees;
and the year-over-year
impact of inflationary
increases on certain
expenses.
Depreciation
and
amortization
expense
increased
by
$10.06 million
(ZAR
169.7
million
),
or
42.5%
(in
ZAR,
38.4%).
The
increase was due to the inclusion of acquisition-related intangible asset amortization related to intangible assets identified pursuant to
the Adumo and Utilities acquisitions and an increase in depreciation expense related to additional POS devices deployed.
During fiscal
2025, we recorded
an impairment
loss which includes
an impairment
of goodwill of
$17.0 million related
to the
impairment of goodwill allocated to each of Merchant, Consumer and Enterprise as well as an impairment of intangible assets of $1.8 million. Refer to
Note 10 of
our audited consolidated
financial statements
for additional information
regarding these impairment
losses.

Transaction
costs related
to Adumo,
Utilities and
Bank Zero
acquisitions and
certain compensation
costs includes
fees paid
to
external service
providers associated
with legal
and advisory
services procured
to close
the Adumo
transaction on
October 1,
2024,
and
the
Utilities
transaction
in
March
2025,
as
well
as
post-combination
compensation
charges
recognized
related
to
the
Utilities
acquisition of $13.6 million
(ZAR 245.7 million) and
increased primarily due to
these post-combination compensation
charges. This
caption also includes
transaction costs related
to the proposed
acquisition of Bank
Zero. Refer to
Note 3 to
our audited consolidated
financial statements for additional information.
Our operating (loss) income margin
in fiscal 2025
and 2024 was
(4.2%) and 0.5%, respectively.
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
We carried our investment
in Cell C at $0 (zero) as of June
30, 2025.
Interest on surplus cash increased to $2.6 million (ZAR 47.1 million) from $2.3 million (ZAR 42.9 million), primarily due to the inclusion of Adumo and higher overall average cash balances on deposit during fiscal 2025 compared with 2024.
Interest expense increased
to $21.8 million (ZAR 396.6
million) from $19.2 million (ZAR 358.5
million). In ZAR, the increase
was primarily
as a result
of higher
overall borrowings
during fiscal 2025
compared with
the comparable
period in the
prior quarter,
which was partially offset by lower overall interest rates.
Fiscal 2025
income tax
benefit was
$16.0
million (ZAR
289.0 million)
compared to
an income
tax expense
of $(3.4)
million
(ZAR (62.6) million) in fiscal 2024. Our effective tax rate for fiscal 2025 was impacted by deferred tax impact related to
the fair value
adjustment to our equity
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
a deferred tax
benefit related to
acquisition-related intangible
asset amortization, non-deductible
expenses
(in transaction-related expenses), the on-going losses incurred by certain of our South African businesses and the associated valuation allowances created related to
the deferred tax assets recognized
regarding net operating losses incurred
by these entities. Our
income
tax benefit for fiscal 2025 also includes a $2.2 million income tax expense related to the correction of the error discussed in Note 1.
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
Table 8 In U.S. Dollars
Year
ended June 30,
2025 % of 2024 % of %
Operating Segment $ ’000 total $ ’000 total change
Consolidated revenue:
Merchant 526,600 80% 459,790 81% 15%
Consumer 96,008 15% 69,211 12% 39%
Enterprise 42,554 6% 46,897 8% (9%)
Subtotal: Operating segments
665,162 101% 575,898 101% 15%
Eliminations (5,461) (1%) (11,676) (1%) (53%)
Total
consolidated revenue
659,701 100% 564,222 100% 17%
Group Adjusted EBITDA:
Merchant (A)(1) 35,329 70% 28,334 78% 25%
Consumer (1) 23,949 48% 12,679 35% 89%
Enterprise (1) 1,287 3% 2,931 8% (56%)
Group costs (10,743) (21%) (7,844) (21%) 37%
Group Adjusted EBITDA (non-GAAP) (2) 49,822 100% 36,100 100% 38%
(
A) In
order to
correct the
error discussed
in Note
1 to
the consolidated
statement of
operations, Merchant
Segment Adjusted

EBITDA and Group Adjusted EBITDA for fiscal 2025 and fiscal 2024 decreased by $0.9 million and $0.8 million, respectively.
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
Table 9 In South African Rand
Year
ended June 30,
2025 % of 2024 % of %
Operating Segment ZAR ’000 total ZAR ’000 total change
Consolidated revenue:
Merchant 9,562,360 80% 8,599,450 81% 11%
Consumer 1,744,429 15% 1,294,632 12% 35%
Enterprise 773,057 6% 877,317 8% (12%)
Subtotal: Operating segments
12,079,846 101% 10,771,399 101% 12%
Eliminations (99,447) (1%) (218,166) (1%) (54%)
Total
consolidated revenue
11,980,399 100% 10,553,233 100% 14%
Group Adjusted EBITDA:
Merchant
(A)(1)
641,509 70% 529,861 78% 21%
Consumer (1) 435,193 48% 237,362 35% 83%
Enterprise
(1)
23,724 3% 54,924 8% (57%)
Group costs (193,853) (21%) (146,815) (21%) 32%
Group Adjusted EBITDA (non-GAAP) (2) 906,573 100% 675,332 100% 34%
(A) In
order to
correct the
error discussed
in Note
1 to
the consolidated
statement of
operations, Merchant
Segment Adjusted
EBITDA
and
Group
Adjusted
EBITDA
for
fiscal
2025
and
fiscal
2024
decreased
by
ZAR
15.7
million
and
ZAR
11.9
million,
respectively.
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
was 6.7% and 6.2%, respectively.
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
Our Segment Adjusted EBITDA margin for fiscal 2025
and 2024
was 24.9% and 18.3%, respectively.

Enterprise
Segment revenue
decreased primarily
due to
fewer ad
hoc hardware
sales as well
as lower
revenue generated
from the
sale of
prepaid airtime vouchers, which
was partially offset by
the inclusion of Utilities.
In ZAR, the significant
decrease in Segment Adjusted
EBITDA is primarily due to the impact of few sales, which was partially offset by the inclusion of Utilities.
Our Segment Adjusted EBITDA margin in fiscal 2025
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
not pursued.

The table below presents the
reconciliation between GAAP net income (loss)
attributable to Lesaka to Group Adjusted
EBITDA:
Table 10
Years
ended June 30,
2026 2025 2024
$ ’000 $ ’000 $ ’000
Income (Loss) attributable to Lesaka - GAAP (A) 2,758 (90,957) (18,515)
Add net loss attributable to non-controlling interest 246 130 -
Net income (loss) 2,512 (91,087) (18,515)
(Earnings) loss from equity accounted investments (215) (114) 1,279
Net income (loss) before earnings from equity-accounted investments 2,297 (91,201) (17,236)
Income tax expense (benefit)
(A)
1,429 (15,982) 3,363
Income (loss) before income tax expense 3,726 (107,183) (13,873)
Interest expense
(A)
18,506 21,824 19,171
Interest income (2,889) (2,596) (2,294)
Reversal of allowance for doubtful loan receivable (1,500) - (250)
Loss on disposal of equity securities 730 - -
Net loss on impairment/ disposal of equity-accounted investment 584 161 -
Other income (3,883) - -
Change in fair value of equity securities (2,593) 59,828 -
Operating income (loss)
12,681 (27,966) 2,754
Impairments
(1)
3,347 18,863 -
PPA amortization
(amortization of acquired intangible assets)
30,441 21,384 14,419
Depreciation and amortization 16,905 12,337 9,246
Stock-based compensation charges 6,969 9,550 7,911
Interest adjustment - (2,195) -
Once-off items
(2)
5,452 17,826 1,853
Unrealized (gain) loss FV for currency adjustments (53) 23 (83)
Group Adjusted EBITDA - Non-GAAP
(A)
75,742 49,822 36,100
(A)
Loss attributable to Lesaka – GAAP
and all subtotal captions to Income (Loss) before earnings
(loss) from equity-accounted
investments for fiscal
2025 and fiscal
2024 have been
decreased by $3.4
million and $1.1
million, respectively,
as a result
of the correction discussed
in Note 1.
Income tax expense (benefit)
for fiscal 2025
has been decreased by
2.2 million. Interest
expense for fiscal 2025
and fiscal 2024 has been
increased by $0.4
million and $0.2 million,
respectively,
as a result of the
correction discussed in Note
1. Operating income and
Group Adjusted EBITDA
- Non-GAAP for fiscal
2025 and fiscal 2024
have been decreased by $0.9
million and $0.8
million, respectively, as a result
of the correction discussed in Note 1.
Loss attributable to
Lesaka – GAAP and
all subtotal captions
to Loss before
income tax expense for
fiscal 2026 have been
decreased by
$0.4 million,
as a
result of
the correction,
as discussed
in Note
1. Interest
expense for
fiscal 2026
has been
increased by $0.1 million as a result of the correction,
as discussed in Note 1, to the amount included in the caption
Interest
expense for the three months ended September 30, 2025. Operating income and Group Adjusted EBITDA - Non-GAAP for fiscal 2026 have been decreased
by $0.2 million, as a
result of the correction, as
discussed in Note 1,
to the amounts
included
in the caption Cost of
goods sold, IT processing,
servicing and support and
Selling, general and administration
expense for
the three months ended September 30, 2025.
(1)
Impairments excludes an amount of $0.7 million which is included in the caption exit of ATM business in the table below.
(2)
The table below presents the components of once-off items for the periods presented:
Table 11
Years
ended June 30,
2026 2025 2024
$ ’000 $ ’000 $ ’000
Lesaka brand refresh 3,001 - -
Exit of ATM
business
1,599 - -
Transaction costs 1,103 1,794 480
Transaction costs related to Adumo, Utilities and
Bank Zero acquisitions and certain
compensation costs
389 16,159 2,325
Income recognized related to closure of legacy businesses (579) - (952)
Indirect taxes provision (61) (127) -
Total once-off
items
5,452 17,826 1,853

Once-off items are non-recurring in nature, however, certain items may be reported in
multiple quarters. For instance, transaction
costs include costs incurred related to acquisitions and
transactions consummated or ultimately not pursued. The transactions can span multiple quarters, for instance in fiscal 2025 we incurred significant transaction costs related to the acquisition of Adumo and Utilities
over a number of quarters, and the transactions are generally non-recurring.
Rebrand
relates
to
costs incurred
related
to Lesaka’s
new brand
launched
in
November
2025,
we expect
that it
will take
the
remainder of the 2026 calendar
year to roll out
the refreshed brand throughout the
organization. These are non-recurring costs incurred
as a necessary step in a set of strategic initiatives designed to create a “One
Lesaka” identity for our customers and our employees.
Exit of ATM
business includes expenses incurred to
exit our ATM
business and the impairment of ATMs
recorded in property,
plant and equipment (refer to Note 10 to our audited consolidated financial statements for additional information).
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
Liquidity and Capital Resources
At June 30,
2026, our unrestricted
cash and cash
equivalents were $81.4
million and comprised
of ZAR-denominated
balances
of ZAR 1.3 billion
($76.9 million), U.S. dollar-denominated
balances of $2.6 million,
and other currency deposits,
primarily Botswana
pula,
of $2.0
million, all
amounts translated
at exchange
rates applicable
as of
June 30,
2026. The
increase in
our unrestricted
cash
balances from June 30,
2025, was primarily due
to positive contribution from
our operating segments, and
the utilization of our
general
banking
facilities
to partially
fund
the growth
in our
Consumer
lending book,
which
was partially
offset
by
the application
of the
proceeds received from
the disposal of MobiKwik
to reduce our general
banking facilities utilized,
the utilization of cash
reserves to
fund certain scheduled repayments
of our borrowings, acquisition
of property,
plant and equipment and intangible
assets, to fund the
increase in our Consumer lending book and to settle amounts due to the sellers of Utilities and other entities acquired during the year.
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
cash and availability of tax
efficient structures to moderate
financing costs. Refer to Note 12
to our consolidated financial statements
for the year ended June 30, 2026, for additional information related to our borrowings.
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
We are required to make a scheduled debt repayment of ZAR 200 million ($12.2 million) in
March 2027. We expect to pay ZAR
100.0 million ($6.1 million) on closing of the Bank Zero transaction. All amounts translated at exchange rates as of June 30, 2026.

Available short-term
borrowings
Summarized below are our short-term facilities available and utilized as of
June 30, 2026:
Table 12
RMB GBF RMB Other Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total
short-term facilities available, comprising:
Total overdraft 67,702 1,110,808 - - - -
Indirect and derivative facilities
(1)
- - 5,534 90,793 9,542 156,556
Total
short-term facilities available
67,702 1,110,808 5,534 90,793 9,542 156,556
Utilized short-term facilities:
Overdraft
20,671 339,156 - - - -
Indirect and derivative facilities - - 4,279 70,199 129 2,114
Total
short-term facilities available
20,671 339,156 4,279 70,199 129 2,114
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
Long-term borrowings
We have
aggregate long-term borrowing
outstanding of ZAR 3.5 billion
($210.7 million translated at
exchange rates as of
June
30, 2026)
as described in
Note 12. These
borrowings include outstanding
long-term borrowings
obtained by Lesaka
SA of ZAR
2.8
billion, which
was used
to refinance
our previous
long-term borrowings.
We
have utilized
all of
these long-term
borrowings. As
of
September 9, 2026, we also have a revolving credit facility, of ZAR 400.0 million which is utilized to fund a portion
of our merchant
finance loans receivable
book and an asset
backed facility of ZAR
214.5 million which
is utilized to partially
fund the acquisition of
POS devices and vaults.
Restricted cash
We have
also entered into cession and pledge
agreements with Nedbank related to
our Nedbank indirect credit facilities
and we
have ceded and pledged
certain bank accounts to
Nedbank. The funds included
in these bank accounts
are restricted as they
may not
be withdrawn without the express
permission of Nedbank. Our cash,
cash equivalents and restricted
cash presented in our
consolidated
statement of cash flows as of June 30, 2026, includes restricted cash of $0.1 million that has been ceded and pledged.
Arrangement with African Bank to fund our ATMs
In
September
2024,
we
entered into
an
arrangement
with African
Bank Limited
(“African
Bank”)
and
certain
cash-in-transit
service
providers
to
fund
our
ATMs.
Under
this
arrangement,
African
Bank
used
its
cash
resources
to
fund
our
ATMs
and
it
is
specifically recorded that the cash in our ATMs was African Bank’s property. Therefore, as we had not utilized a facility to obtain the cash, and did not
own or control the
cash for an extended
period of time, we
did not record cash
or cash equivalents and
borrowings
in our consolidated statement of financial position. Cash withdrawn from our ATMs by our EPE customers and other consumers were settled through the interbank settlement system from the ATM users bank account to African Bank’s bank accounts. We
paid African
Bank a monthly fee for the service provided which
was calculated based on the cumulative daily outstanding
balance of cash utilized
multiplied by the
South African prime
interest rate less 1%.
We
were exposed to
the risk of
cash lost while it
was in our
ATMs
(i.e.
from theft) and were required to repay African Bank for any shortages. We intend to cancel this arrangement as part of the process of
winding down our ATM
business.
Cash flows from operating activities
Net cash provided
by operating activities
during fiscal 2026 was
$52.4 million (ZAR
951.6 million) compared
to net cash used
by operating activities
of $9.1
million (ZAR 163.3
million) during fiscal
2025. Excluding the
impact of income
taxes, our
cash provided
by
operating
activities
during
fiscal
2026
was
positively
impacted
by
the
positive
contribution
from
our
operating
segments
and
positive working capital movements, which
was partially offset by cash
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
During fiscal 2026,
we paid our
first provisional South
African tax payments
of $4.0 million
(ZAR 66.8 million)
related to our
2026
tax year. During fiscal 2026, we
also made our second
provisional South African tax
payments
of $4.8 million (ZAR
79.6 million
related to our 2026
tax year and received
tax refunds of $0.06
million (ZAR 1.1 million).
We
also paid taxes totaling
$1.1 million in
other tax jurisdictions, primarily in Botswana and Namibia.
During fiscal 2025,
we paid our
first provisional South
African tax payments
of $4.2 million
(ZAR 76.1 million)
related to our
2025
tax year. During fiscal 2025, we
also made our second
provisional South African tax
payments of $2.2 million
(ZAR 39.3 million
related to our
2025 tax year
and received
tax refunds of
$0.4 million (ZAR
7.2 million).
We
also paid taxes
totaling $0.3
million in
other tax jurisdictions, primarily in the Botswana and Namibia.
During fiscal 2024,
we paid our
first provisional South
African tax payments
of $2.7 million
(ZAR 49.5 million)
related to our
2024
tax year. During fiscal 2024, we
also made our second
provisional South African tax
payments
of $2.9 million (ZAR
52.7 million
related to our
2024 tax year
and received
tax refunds of
$0.0 million (ZAR
0.8 million).
We
also paid taxes
totaling $0.4
million in
other tax jurisdictions, primarily in Botswana.
Taxes paid during
fiscal 2026, 2025 and 2024 were as follows:
Table 13
Year
ended June 30,
2026 2025 2024 2026 2025 2024
$ $ $
ZAR ZAR ZAR
‘000 ‘000 ‘000 ‘000 ‘000 ‘000
First provisional payments
3,969 4,182 2,663 66,795 76,118 49,534
Second provisional payments
4,830 2,198 2,861 79,579 39,279 52,721
Taxation paid related
to prior years
506 225 641 8,818 4,081 12,187
Tax refund received (64) (438) (38) (1,110) (7,173) (768)
Dividend withholding taxes paid 91 - - 1,526 - -
Total South African
taxes paid
9,332 6,167 6,127 155,608 112,305 113,674
Foreign taxes paid 1,100 314 379 18,412 5,738 7,063
Total
tax paid
10,432 6,481 6,506 174,020 118,043 120,737
We expect to make additional provisional
income tax payments in South Africa related to our 2026 tax year in the first quarter of fiscal 2027, however, the amount was not quantifiable
as of the date of the filing of this Annual Report.
Cash flows from investing activities
Cash used
in investing
activities for
fiscal 2026
included capital
expenditures of
$20.6 million
(ZAR 374.6
million), primarily
due to the acquisition of vaults and POS devices.
We also incurred capital expenditures
of $4.4 million (ZAR 79.9 million), primarily
related
to
the
capitalization
of
development
costs,
during
fiscal
2026.
During
fiscal
2026,
we
also
received
$3.0
million
from
the
disposal of Cell C. During
fiscal 2026, we paid
$11.1 million related
to acquisition of certain businesses,
including $10.4 million
for
the final
tranche of
the Utilities
acquisition, $0.3
million for
MobileMart and
$0.3 million
for Atom.
We
also invested
$4.6 million
related to the acquisition of
mutual funds by our insurance
business in order to
obtain a higher yield on
funds invested by this
business.
Cash used
in investing
activities for
fiscal 2025
included capital
expenditures of
$17.2 million
(ZAR 307.9
million), primarily
due to the acquisition of vaults and POS devices.
We also incurred capital expenditures
of $3.9 million (ZAR 69.8 million), primarily
related to the capitalization of development costs, during fiscal 2025. During fiscal 2025, we paid $12.9 million related to acquisition
of certain businesses, including Adumo and Utilities. We also received $16.4 million related to the sale of our
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

Cash flows from financing activities
During fiscal 2026, we
utilized $123.7 million from our
South African general banking facilities
to partially fund the
growth of
our Consumer lending
book, and repaid
$129.4 million. We
utilized $6.9 million
of our long-term
borrowings to fund
our Merchant
lending
book
and
to
finance
the
acquisition
of
POS
devices
and
vehicles.
We
repaid
$13.7
million
of
long-term
borrowings
in
accordance with
our Facility
B repayment
schedule and
under our
asset-based facilities
repayment schedule.
We
paid fees
of $0.03
million related to the September 2025 refinance of our
facility to fund the growth of Merchant lending book.
We paid $3.5 million
to
purchase Lesaka Hospitality non-controlling interests. We also paid $0.3 million to repurchase shares from employees in order for the employees to settle taxes due related to the vesting of shares of restricted stock.
During
fiscal
2025,
we
utilized
$98.6
million
from
our
South
African
overdraft
facilities
to
fund
our
ATMs
and
our
cash
management business through Merchant as well as to partially fund the acquisition of Utilities and for the February 2025 refinance of certain of
our facilities.
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
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2026:
Table 14 Payments due by Period, as of June 30, 2026 (in $ ’000s)
Total
Less than 1
year 2-3 years 3-5 years Thereafter
Short-term credit facilities (A)
20,671 20,671 - - -
Long-term borrowings
Principal repayments
(A)(B)
210,711 16,114 194,295 302 -
Interest payments
(A)(B)
29,537 10,750 18,771 16 -
Operating lease liabilities, including imputed interest
(C)
34,460 6,946 9,106 6,012 12,396
Purchase obligations
5,720 5,720 - - -
Capital commitments
633 633 - - -
Other long-term obligations reflected on our balance
sheet (D)(E)
3,988 - - - 3,988
Total
305,720 60,834 222,172 6,330 16,384
(A) – Refer to Note 12 to our audited consolidated financial statements.
(B) – Long-term
borrowings principal
repayments for the
3-5 year period
includes all unamortized
fees as of
June 30, 2026.
Interest payments based on
applicable interest rates as of
June 30, 2026, and expected
outstanding long-term borrowings over
the period. All amounts converted from ZAR to USD using the June 30, 2026,
USD/ ZAR exchange rate.
(C) – Refer to Note 8 to our audited consolidated financial statements.
(D) –Includes policyholder liabilities of $3.7 million related to our insurance business. All amounts are translated at exchange rates applicable as of June 30, 2026.
(E) –
We
have excluded
cross-guarantees in
the aggregate
amount of
$0.1 million
issued as
of June
30, 2026,
to RMB
and
Nedbank
to secure
guarantees it
has issued
to third
parties on
our behalf
as the
amounts that
will be
settled in
cash are
not
known and the timing of any payments is uncertain.

Off-Balance Sheet Arrangements
We have no off
-balance sheet arrangements.
Capital Expenditures
Capital expenditures for the years ended June 30, 2026, 2025 and 2024 were as follows:
Table 15
2026 2025 2024
2026 2025 2024
$ $ $
ZAR ZAR ZAR
’000 ’000 ’000 ’000 ’000 ’000
Merchant
19,581 18,117 11,202 355,297 324,350 209,302
Consumer
2,890 1,500 1,317 52,439 26,855 24,607
Enterprise
2,578 1,482 146 46,778 26,532 2,728
Total 25,049 21,099 12,665 454,514 377,737 236,637
Our capital expenditures
for fiscal 2026,
2025 and 2024,
are discussed under
“—Liquidity and Capital
Resources—Cash flows
from investing activities.”
All of our capital expenditures
for the past three fiscal
years were funded through
internally-generated funds, except
for certain
capital expenditures
of POS
devices and
vaults, made
through our
Merchant business
which were
funded through
the utilization
of
asset-backed borrowings.
We
had outstanding
capital commitments as
of June 30,
2026, of $0.6
million. In addition
to these capital
expenditures,
we
expect
that
capital
spending
for
fiscal
2027
will
include
acquisition
of
POS
devices,
vaults,
computer
software,
computer and office equipment, as well as for our ATM infrastructure and branch network in South Africa.
Acquisition of these assets
w
ill be funded through the use of internally-generated funds and available
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
We
had no outstanding foreign exchange contracts as of June 30,
2026 and 2025.
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
Interest Rate Risk
As a result of
our normal borrowing activities, our operating results
are exposed to fluctuations in interest
rates, which we manage
primarily through our financing activities. The ongoing conflict in the
Middle East has contributed to higher oil and commodity prices and increased global market volatility,
resulting in increased inflationary pressures.
In May 2026,
the South African
Reserve Bank (“SARB”)
increased the repurchase
rate by 25
basis points to 7.00%
in response
to heightened inflation risks.
The SARB
subsequently maintained the repurchase
rate at 7.00%
in July 2026.
While the outlook remains
uncertain, continued pressure on oil and other input prices presents an upside risk to inflation and, consequently,
interest rates.
We periodically evaluate the cost
and effectiveness of
interest rate hedging
strategies to
manage our exposure
to changes
in interest
rates.
We
generally
maintain
surplus
cash
in
cash
equivalents
and
held-to-maturity
investments and
have
occasionally
invested
in
marketable securities.
We have
short and long-term borrowings in South
Africa as described in Note 12
to our consolidated financial statements which
attract
interest
at
rates
that
fluctuate
based
on
changes
in
the
South
African
prime
and
South
African
Overnight
Index
Average
(“ZARONIA”) interest rates.
The following table
illustrates the effect
on our annual expected
interest charge, translated
at exchange
rates applicable
as of
June 30, 202
6, as a
result of
changes in
the South
African prime
and South
African Overnight
Index Average
(“ZARONIA”) interest rates, using
our outstanding short and long
-term borrowings as of June 30,
2026. The effect of
a hypothetical
1% (i.e. 100 basis points) increase and a 1% decrease in the interest rates applicable to the borrowings as of June 30, 2026, are shown.
The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios.
Table 16 As of June 30, 2026
Annual expected
interest charge
($ ’000)
Hypothetical
change in
interest rates
Impact of
hypothetical
change in
interest rates
($ ’000)
Estimated annual
expected interest
charge after
hypothetical change
in interest rates
($ ’000)
Interest on South Africa borrowings 23,567 1% 2,322 25,889
(1%) (2,322) 21,245
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
Equity Securities Price Risk
Equity price risk relates to the risk
of loss that we would incur as
a result of the volatility in the exchange
-traded price of equity
securities that we hold. As of June 30, 2026, we did not have any equity securities that were exchange-traded and held as available for
sale. Historically, exchange
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
We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed
t
o be other-than-temporary.
As of June 30, 2026, we did not own any exchange-traded equity securities.

ITEM 8.
FINANCIAL STATEMENTS
AND SUPPLEMENTARY
DATA
Our audited
consolidated financial
statements, together
with the
reports
of our independent
registered public
accounting firms,
a ppear on pages F-1 through F-95 of this Annual Report.

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
30, 2026,
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
Committee
of Sponsoring
Organizations
of the
Treadway
Commission
(COSO). Based
on this
evaluation
and as
described
below,
management concluded that our internal control over financial reporting was not effective as of June 30, 2026.
A material
weakness is
a deficiency,
or a
combination of
deficiencies, in
internal control
over financial
reporting, such
that a
reasonable
possibility
exists that
a
material
misstatement
of
our
annual
or
interim
financial statements
would
not
be
prevented
or
detected on a timely basis.
As of June 30, 2026, we identified material weaknesses related to:
●
Our
Consumer
lending,
Consumer
insurance
and
Group
payroll
processes,
specifically
insufficient
risk
assessment
and
monitoring
activities
relating
to
changes
in
or
migration
of
systems
and
processes,
insufficient
controls
over
internal
information and information from service
organizations, and insufficient design and implementation
of ITGCs, controls over
service organizations and process level controls, resulting in ineffective process level controls, including a lack of validation
of the completeness and accuracy of information used within the processes;
● Our journal entry process, specifically relating to insufficient risk assessment, and ineffective design and implementation of controls including
insufficient controls
over information
resulting in
ineffective process
level controls
including a
lack of
validation of the
completeness of the
journal entry population
and inadequate validation
of the completeness
and accuracy
of information used within the process;
●
The failure of our Utilities, Lesaka Hospitality,
Lesaka Merchant Technologies
and Lesaka Payments businesses to comply
with
our
Sarbanes
program,
specifically
insufficient
risk
assessment
and
monitoring
activities
relating
to
systems
and
processes, insufficient controls over internal information
and information from service organizations, and
insufficient design
a
nd implementation of ITGCs, controls
over service organizations and process
level controls, resulting in ineffective process

level controls, including a lack of validation of the completeness and accuracy of information used within the process;
●
An insufficient number of experienced and trained resources to execute on their internal control responsibilities resulting in
inadequate
risk
assessment,
ineffective
design,
implementation
and
operating
effectiveness
of
process
level
controls
for
processes
in the scope of our internal control over financial reporting evaluation.
Of the
material weaknesses
described above,
the material
weaknesses related
to the
journal entry
process and
the insufficient
number
of experienced
and
trained
resources
to execute
on their
internal
control responsibilities
resulted
in
corrected
prior
period
misstatements
related
to
the
understatement
of
cost
and
accumulated
depreciation
for
computer
equipment
and
the
correction
of
deferred
tax asset
included
in deferred
income
taxes
due
to correction
of
intercompany
transactions
as described
in
Note
1
to
the
consolidated financial statements.
Additionally, of the material weaknesses described above,
the material weakness related
to an insufficient number
of experienced
and trained resources to
execute on their internal
control responsibilities also resulted
in corrected prior period
misstatements related
to the understatement of cost
of goods sold, IT processing,
servicing and support due to
incorrect claim of indirect taxes
and correction
of number of shares
and amounts used for common
stock and treasury shares and
amounts for additional paid-in
capital as described
in Note 1 to the
consolidated financial statements. The
material weakness also resulted
in a corrected immaterial
misstatement in the
current period related to revenue.
All
other
material
weaknesses
did
not
result
in
any
corrected
material
or
immaterial
misstatements;
however,
a
reasonable
possibility exists
that material
misstatements in
our consolidated
financial statements
may not
be prevented
or detected
on a
timely
basis.
Lesaka’s independent registered public accounting
firm, KPMG Inc, who audited the consolidated financial statements included in this Annual
Report, has expressed
an adverse report
on the operating
effectiveness of our
internal control over
financial reporting
as of June 30, 2026, which appears in Part II, Item 9A of this Annual Report.
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
internal
controls
over
financial
reporting,
including
the principles
and
requirements
of
each control,
with
a focus
on
the impacted
processes
including
controls
over
service
organizations,
ITGCs,
and
other
process
level
controls;
(2)
mandating
improved
risk
assessment procedures with
governance requirements upon implementing
new or migrating
existing systems within
the Group together
with the design, implementation and monitoring
of control activities; (3) the recruitment
of additional appropriately skilled resources
across
the
Finance
and
Risk
and
Compliance
disciplines
coupled
with
the
further
upskilling
and
training
of
existing
resources
responsible
for
the
execution
of
key
controls
as
well
as
a
focus
on
a
greater
degree
of
automation
of
controls
throughout
the
organization, (4) the embedding of controls compliance
in the key performance indicators of senior executives as well as process and control owners across the business and (5) collaborating closely with internal and external assurance partners to ensure the robustness of our remediation plan.
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
Remediation of Previously Identified Material Weaknesses
Management
has
made
progress
in
remediating
the
material
weaknesses
identified
in
the
previous
fiscal
year
related
to
the
insufficient
design
and
implementation
of
controls
and
policies
and
procedures
related
to
the
goodwill
impairment
assessment,
business combinations process and revenue recognition
matters. Revised procedures have been implemented
related to the validation
of completeness and accuracy of the data used in the goodwill impairment model together with additional procedures implemented to
enhance the
precision levels
in evaluating key
assumptions utilized
in this
model. These have
been adequately
documented through
management review controls. The implementation of robust revenue recognition controls for the review of new contracts and product offerings has
mitigated key
risks of potential
material misstatement
within the
revenue process. This
has been
achieved through
the
thorough assessment and documentation
of the relevant
accounting considerations, ensuring the
accurate classification and recognition
of revenue. Furthermore,
the enhanced processes
and procedures relating
to business combinations
operated effectively
with respect
to the acquisitions completed
during the year; as no
significant business combination occurred
during the period, we will
continue to
evaluate these controls as they operate over future significant transactions.
Changes in Internal Control over Financial Reporting
Except as described above,
there were no changes
in our internal control over
financial reporting during the
quarter ended June
30, 2026, that have materially affected, or are reasonably
likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the shareholders
and Board of Directors of Lesaka Technologies,
Inc.
Opinion on Internal Control Over Financial Reporting
We have audited
Lesaka Technologies, Inc.
and subsidiaries’ (the Company) internal control over financial reporting as of June
30, 2026,
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
2026, based
on criteria
established
in
Internal Control
– Integrated
Framework (2013)
issued by
the Committee
of
Sponsoring Organizations of the Treadway
Commission.
We
also have
audited, in
accordance with
the standards
of the
Public Company
Accounting Oversight
Board (United
States)
(PCAOB),
the
consolidated
balance
sheets
of
the
Company
as
of
June
30,
2026
and
2025,
the
related
consolidated
statements
of
operations, comprehensive (loss) income,
changes in equity,
and cash flows for each
of the years in the three-year
period ended June
30, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated September 9, 2026 expressed
an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that
a material misstatement of the
company’s annual
or interim financial statements will
not be prevented
or
detected
on
a
timely
basis.
Material
weaknesses
related
to
insufficient
risk
assessment,
insufficient
experienced
and
trained
resources, insufficient design, implementation and operating effectiveness of control activities, insufficient controls over information,
and insufficient monitoring
activities have been identified
and included in management’s
assessment. The material weaknesses
were
considered in determining
the nature, timing,
and extent of
audit tests
applied in our
audit of
the 2026 consolidated
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
September 9, 2026

ITEM 9B.
OTHER INFORMATION
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities
Exchange Act of 1934 (the “Exchange Act”),
may from time to time
enter into plans for the
purchase or sale of our
common stock that are
intended to satisfy the affirmative defense
conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2026, no officers or directors, as defined in
Rule
16a-1(f),
adopted
,
modified
,
or
terminated
a
“Rule
10b5-1
trading
arrangement”
or
a
“non-Rule
10b5-1
trading
arrangement,”
as
defined in Item 408 of Regulation S-K.
ITEM 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT
INSPECTIONS
Not applicable.

PART
III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Information
about
our
executive
officers
is
set
out
in
Part
I,
Item
1
under
the
caption
“Our
Executive
Officers.”
The
other
information required
by this
Item is incorporated
by reference
to the
sections of
our definitive
proxy statement
for our
2026 annual
meeting of shareholders entitled “Board of Directors and Corporate
Governance” and “Additional Information.”
ITEM 11.
EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2026
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
statement for our 2026
annual
meeting
of
shareholders
entitled
“Security
Ownership
of
Certain
Beneficial
Owners
and
Management”
and
“Equity
Compensation Plan Information.”
ITEM 13.
CERTAIN
RELATIONSHIPS
AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2026
annual
meeting
of
shareholders
entitled
“Certain
Relationships
and
Related
Transactions”
and
“Board
of
Directors
and
Corporate
Governance.”
ITEM 14.
PRINCIPAL ACCOUNTANT
FEES AND SERVICES
The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2026
a nnual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART
IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES
a)
The following documents are filed as part of this report
1. Financial Statements
The following financial statements are included on pages
F-1 through F-95.
Report of the Independent Registered Public Accounting Firm
–
KPMG, Inc.
(PCAOB Firm ID
1025
)
F-2
Consolidated balance sheets as of June 30, 2026 and 2025
F-4
Consolidated statements of operations for the years ended June 30, 2026,
2025 and 2024
F-5
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2026, 2025 and
2024
F-6
Consolidated statements of changes in equity for the years ended June 30, 2026, 2025 and 2024
F-7
Consolidated statements of cash flows for the years ended June 30, 2026, 2025 and 2024
F-10
Notes to the consolidated financial statements
F-1
1
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
8-K 2.2 October 2, 2024
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
14A A October 28, 2025
10.9*
Amended and Restated Employment Agreement,
dated as of July 30, 2026, between Lesaka
Technologies, Inc. and Ali Mazanderani
8-K 10.1 July 30, 2026
10.10*
Employment Agreement, dated as of July 30, 2026,
between Lesaka Technologies (Pty) Ltd and Ali
Mazanderani
8-K 10.2 July 30, 2026
10.11*
Option Award Agreement between Ali Mazanderani
and Lesaka Technologies, Inc.
14A A April 22, 2024
10.12*
Option Award Agreement between Ali Mazanderani
and Lesaka Technologies, Inc.
14A A July 2, 2026
10.13*
Contract of Employment, effective February 5, 2021,
between Net1 Applied Technologies South Africa
Proprietary Limited and Lincoln Mali
8-K 10.1 February 11, 2021
10.14*
Restrictive Covenants Agreement, effective February
5, 2021, between Net1 Applied Technologies South
Africa Proprietary Limited and Lincoln Mali
8-K 10.2 February 11, 2021
10.15*
Contract of Employment, dated as of December 9,
2021, between Net1 Applied Technologies South
Africa (Pty) Ltd and Naeem Kola
8-K 10.1 December 10, 2021
10.16*
Restrictive Covenants Agreement, dated as of
December 9, 2021, between Net1 Applied
Technologies South Africa (Pty) Ltd and Naeem Kola
8-K 10.2 December 10, 2021
10.17*
Employment Agreement, dated as of December 9,
2021, between Net 1 UEPS Technologies, Inc. and
Naeem Kola
8-K 10.3 December 10, 2021
10.18*
Restrictive Covenants Agreement, dated as of
December 9, 2021, between Net 1 UEPS
Technologies, Inc. and Naeem Kola
8-K 10.4 December 10, 2021
10.19*
Employment Agreement, dated as of February 8,
2023, between Lesaka Technologies, Inc. and Steven
John Heilbron
10-Q 10.52 May 9, 2023
10.20*
Restrictive Covenants Agreement, dated as of
February 8, 2023, between Lesaka Technologies, Inc.
and Steven John Heilbron
10-Q 10.53 May 9, 2023
10.21*
Contract of Employment, dated as of October 1,
2024,
between Lesaka Technologies (Pty) Ltd and
Daniel Luke
Smith
10-Q 10.53 May 7, 2025
10.22*
Restrictive Covenants Agreement, dated as of October
1,
2024, between Lesaka Technologies (Pty) Ltd and
Daniel
Luke Smith
10-Q 10.54 May 7, 2025

10.23*
Employment Agreement, dated as of October 1, 2024,
between Lesaka Technologies, Inc. and Daniel Luke
Smith
10-Q 10.55 May 7, 2025
10.24
Restrictive Covenants Agreement, dated as of October
1,
2024, between Lesaka Technologies, Inc. and
Daniel Luke Smith
10-Q 10.56 May 7, 2025
10.25
Policy Agreement, dated April 11, 2016, among the
Company and the IFC Investors
8-K 10.32 April 12, 2016
10.26
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
10.33
Trust Deed of the Lesaka Employee Share Trust
entered
into between Lesaka Technologies, Inc. and
Nomaxabiso
Norma Teyise and Zwelethu Masinga
14A A October 2, 2024
10.34
Relationship Agreement between Lesaka
Technologies,
Inc. and the Trustees for the time being
of the Lesaka
Employee Share Trust
14A B October 2, 2024
10.35
Amendment and Restatement Agreement dated
February
27, 2026, between amongst others, Lesaka
Technologies
Proprietary
Limited,
as
Term/RCF
Borrower, FirstRand
Bank Limited (acting through its
Rand Merchant Bank
Division), as facility agent, and
Bowwood and Main No 408
(RF) Proprietary Limited,
as Debt Guarantor
10-Q 10.51 May 6, 2026
10.36
Letter of Amendment, dated March 27, 2026, among
Lesaka Technologies Proprietary Limited and
FirstRand
Bank Limited (acting through its Rand
Merchant Bank
division), as facility agent, related to
the amendment to the
Amended and Restated Common
Terms Agreement
10-Q 10.52 May 6, 2026

10.37
Senior Term Facility A Agreement between Lesaka
Applied Technologies Proprietary Limited (as
Term/RCF
Borrower) and The Persons Listed in
Annexure A (as
Original Senior Term Facility A
Lenders) and FirstRand
Bank Limited (acting through
its Rand Merchant Bank
Division) (as Facility Agent)
dated February 27, 2025
10-Q 10.47 May 7, 2025
10.38
Senior Term Facility B Agreement between Lesaka
Applied
Technologies Proprietary Limited (as
Term/RCF Borrower)
and The Persons Listed in
Annexure A (as Original Senior
Term Facility B
Lenders) and FirstRand Bank Limited
(acting through
its Rand Merchant Bank Division) (as
Facility Agent)
dated February 27, 2025
10-Q 10.48 May 7, 2025
10.39
Senior RCF Agreement between Lesaka Applied
Technologies Proprietary Limited (as Term/RCF
Borrower)
and The Persons Listed in Annexure A (as
Original Senior
RCF Lenders) and FirstRand Bank
Limited (acting through
its Rand Merchant Bank
Division) (as Facility Agent) dated
February 27, 2025
10-Q 10.49 May 7, 2025
10.40
Pledge and Cession in Security Agreement between
Lesaka
Technologies, Inc. (as Cedent) and Lesaka
Technologies
Proprietary Limited (as Obligors' agent
and Term/RCF
Borrower) and Bowwood and Main No
408 (RF)
Proprietary Limited (as Debt Guarantor) and
FirstRand
Bank Limited (acting through its Rand
Merchant Bank
Division) (as Facility Agent) dated
February 27, 2025
10-Q 10.50 May 7, 2025
10.41
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
10.42
General Banking Facility Agreement dated February
27,
2025 between Lesaka Technologies (Proprietary)
Limited
and FirstRand Bank Limited (acting through
its Rand
Merchant Bank division)
10-Q 10.52 May 7, 2025
10.43
Letter of Amendment, dated March 27, 2026, among
Lesaka Technologies Proprietary Limited and
FirstRand
Bank Limited (acting through its Rand
Merchant Bank
division), as facility agent, related to
the amendment to the
Original General Banking
Facility Agreement and Facility
Letter
10-Q 10.53 May 6, 2026
10.44
Facility Letter between Nedbank Limited and Net1
Applied Technologies South Africa Limited and
certain of its subsidiaries dated as of December 13,
2013 and First Addendum thereto dated as of
December 18, 2013
8-K 10.27 December 19, 2013
10.45
Letter from Nedbank Limited to Net1 Applied
Technologies South Africa Proprietary Limited and
certain of its subsidiaries, dated December 7, 2016
8-K 10.50 December 9, 2016

10.46
Revolving Credit Facility Agreement, dated
September 5, 2025, between Cash Connect Capital
Proprietary Limited, the Parties Listed in Part I of
Schedule 1 (the Original Guarantors) and FirstRand
Bank Limited (acting through its Rand Merchant Bank
division) (as Lender)
8-K 10.1 September 9, 2025
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
N one.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, as amended, the registrant has duly
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LESAKA TECHNOLOGIES, INC.
By: /s/ Ali Mazanderani
Ali Mazanderani
Executive Chairman and Director
Date: September 9, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the
following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME TITLE DATE
/s/ Kuben Pillay Lead Independent Director and Director September 9, 2026
Kuben Pillay
/s/ Ali Mazanderani
Executive Chairman and Director (Principal Executive
Officer) September 9, 2026
Ali Mazanderani
/s/ Dan Smith
Group Chief Financial Officer and Director (Principal
Financial and Accounting Officer) September 9, 2026
Dan Smith
/s/ Antony Ball Director September 9, 2026
Antony Ball
/s/ Nonkululeko Gobodo Director September 9, 2026
Nonkululeko Gobodo
/s/ Steven Heilbron Director September 9, 2026
Steven Heilbron
/s/ Lincoln Mali Director September 9, 2026
Lincoln Mali
/s/ Venessa
Naidoo
Director September 9, 2026
Venessa
Naidoo
/s/ Ekta Singh-Bushell Director September 9, 2026
Ekta Singh-Bushell
/s/ Dean Sparrow Director September 9, 2026
Dean Sparrow

LESAKA TECHNOLOGIES, INC.
LIST OF CONSOLIDATED
FINANCIAL STATEMENTS
Report of the Independent Registered Public Accounting Firm – KPMG Inc.
F-2
Consolidated balance sheets as of June 30, 2026 and 2025
F-4
Consolidated statements of operations for the years ended June 30, 2026, 2025 and 2024
F-5
Consolidated statements of comprehensive (loss) income for the years ended June 30, 2026, 2025 and
2024
F-6
Consolidated statements of changes in equity for the years ended June 30, 2026, 2025 and 2024
F-7
Consolidated statements of cash flows for the years ended June 30, 2026, 2025 and 2024
F-10
Notes to the consolidated financial statements
F-11

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the shareholders
and Board of Directors of Lesaka Technologies,
Inc.
Opinion on the Consolidated Financial Statements
We
have audited
the accompanying
consolidated balance
sheets of
Lesaka Technologies,
Inc. and subsidiaries
(the Company)
as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive
(loss) income, changes in equity,
and
cash flows
for each
of the
years in
the three-year
period ended
June 30,
2026, and
the related
notes (collectively,
the consolidated
financial statements). In our opinion, the consolidated
financial statements present fairly, in all material respects, the financial position
of the Company as of June 30,
2026 and 2025, and the results of
its operations and its cash flows
for each of the years in the
three-year
period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We
also have
audited, in
accordance with
the standards
of the
Public Company
Accounting
Oversight Board
(United States)
(PCAOB), the Company’s internal control
over financial reporting as
of June 30,
2026, based on
criteria established in
Internal Control
– Integrated Framework
(2013) issued by
the Committee of
Sponsoring Organizations
of the Treadway
Commission, and our
report
dated September 9, 2026 expressed
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
audit to
obtain reasonable
assurance about
whether the
consolidated financial
statements are
free of
material misstatement,
whether
due
to
error
or
fraud.
Our
audits included
performing
procedures
to
assess
the
risks
of
material
misstatement
of
the
consolidated
financial statements, whether
due to error or
fraud, and performing
procedures that respond
to those risks. Such
procedures included
examining, on
a test basis,
evidence regarding
the amounts
and disclosures
in the
consolidated financial
statements. Our
audits also
included evaluating
the accounting principles
used and significant
estimates made by
management, as well
as evaluating
the overall
presentation of the consolidated financial statements. We
believe that our audits provide a reasonable basis for our opinion
Critical Audit Matters
The
critical
audit
matter
communicated
below
is a
matter
arising
from
the
current
period audit
of
the
consolidated
financial
statements
that
was
communicated
or
required
to
be
communicated
to
the
audit
committee
and
that:
(1)
relates
to
accounts
or
disclosures
that
are
material
to
the
consolidated
financial
statements
and
(2)
involved
our
especially
challenging,
subjective,
or
complex judgments. The communication of a critical
audit matter does not alter in any way our opinion
on the consolidated financial
statements, taken
as a whole,
and we are
not, by communicating
the critical audit
matter below,
providing a separate
opinion on
the
critical audit matter or on the accounts or disclosures to which it relates.
Assessment of goodwill impairment test for certain reporting units
As discussed in Notes 2 and 10
to the consolidated financial statements,
the Company recorded goodwill
of $215,298 thousand
as of June 30, 2026.
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
o
independently recalculating
the terminal revenue
growth rates for the
reporting units considering
industry,
product
and country specific information;
o
e valuating the weighted average cost of capital, by developing an independent estimate of weighted average cost of capital range and
comparing it to
the weighted average
cost of capital
selected by the
Company for each
reporting
unit; and
o
performing a sensitivity
and scenario type
analysis on terminal
revenue growth rates
and weighted average
cost of
capital to assess the impact of changes in those
assumptions on the Company’s
determination of fair value for each
reporting unit.
/s/ KPMG Inc.
We have served
as the Company’s auditor since 2024.
Johannesburg, Republic of South Africa
September 9, 2026

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2026 and 2025

June 30, June 30,
2026 2025
(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
81,409
$
76,520
Restricted cash related to short-term credit facilities (Note 12)
129
119
Accounts receivable, net and other receivables (Note 4)
43,765
42,525
Finance loans receivable, net (Note 4)
103,810
74,110
Inventory (Note 5)
20,113
23,551
Total current assets before settlement assets
249,226
216,825
Settlement assets
18,504
27,098
Total current assets
267,730
243,923
PROPERTY,
PLANT AND EQUIPMENT, NET (Note 1 and Note 7)
50,212
44,924
OPERATING LEASE RIGHT-OF-USE (Note 8)
20,161
9,691
EQUITY-ACCOUNTED INVESTMENTS
(Note 9)
295
199
GOODWILL (Note 10)
215,298
199,395
INTANGIBLE ASSETS, NET (Note 10), including integrated platform - 2026: $
73,211
; 2025: $
79,343
123,425
139,215
DEFERRED TAX ASSETS, NET (A)
12,470
10,338
OTHER LONG-TERM ASSETS, including equity securities (Note 9 and 11)
9,697
3,809
TOTAL ASSETS
699,288
651,494
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 12)
20,671
24,469
Accounts payable
23,986
19,867
Other payables (Note 13) (A)
83,262
76,035
Operating lease liability - current (Note 8)
4,408
4,007
Current portion of long-term borrowings (Note 12)
16,114
11,956
Income taxes payable
1,691
1,400
Total current liabilities before settlement obligations
150,132
137,734
Settlement obligations
18,530
26,695
Total current liabilities
168,662
164,429
DEFERRED TAX LIABILITIES, NET
28,379
33,921
OPERATING LEASE LIABILITY - LONG TERM (Note 8)
19,338
6,129
LONG-TERM BORROWINGS (Note 12)
194,597
188,813
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 11)
3,988
2,991
TOTAL LIABILITIES
414,964
396,283
REDEEMABLE COMMON STOCK (Note 14)
78,972
88,957
EQUITY
COMMON STOCK (Note 14)
Authorized:
200,000,000
with $
0.001
par value;
Issued and outstanding shares, net of treasury - 2026:
83,306,794
; 2025:
81,249,097
(A)
84
84
PREFERRED STOCK
Authorized shares:
50,000,000
with $
0.001
par value;
Issued and outstanding shares, net of treasury:
2026:
-
; 2025:
-
- -
ADDITIONAL PAID-IN CAPITAL (A)
152,554
135,505
TREASURY SHARES, AT
COST: 2026:
2,548,472
; 2025:
3,999,049
(A)
(234)
(7,059)
ACCUMULATED OTHER
COMPREHENSIVE LOSS (Note 15)
(A)
(166,319)
(185,626)
RETAINED EARNINGS (A)
219,267
216,509
TOTAL LESAKA EQUITY
205,352
159,413
NON-CONTROLLING INTEREST
-
6,841
TOTAL EQUITY
205,352
166,254
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY $
699,288
$
651,494
(A) Amounts for June 30, 2025 revised to correct the errors discussed in Note 1.
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT
S
OF OPERATIONS
for the years ended June 30, 2026, 2025 and 2024

2026 2025 2024
(In thousands, except per share data)
REVENUE (Note 16) $
721,554
$
659,701
$
564,222
Services rendered
630,377
613,201
529,818
Loan-based fees received
65,696
37,344
29,948
Sale of goods
10,158
9,157
4,456
Income from rentals
15,323
-
-
EXPENSE
Cost of goods sold, IT processing, servicing and support, exclusive of depreciation and amortization shown separately below
(A)
490,834
487,186
443,293
Selling, general and administration, exclusive of depreciation and amortization shown separately below
(A)
153,473
123,727
87,027
Movement in allowance for credit losses (Note 4) (B)
12,796
8,011
5,158
Depreciation and amortization
47,346
33,721
23,665
Transaction costs related to Adumo, Utilities and Bank Zero acquisitions and certain compensation costs (Note 3)
389
16,159
2,325
Impairment loss (Note 10)
4,035
18,863
-
OPERATING INCOME (LOSS)
12,681
(27,966)
2,754
CHANGE IN FAIR VALUE
OF EQUITY SECURITIES (Note 6 and 9)
2,593
(59,828)
-
OTHER INCOME (Note 13)
3,883
-
-
REVERSAL OF ALLOWANCE FOR
DOUBTFUL LOAN RECEIVABLE
(Note 4
and Note
9)
1,500
-
250
NET LOSS ON IMPAIRMENT OF EQUITY-ACCOUNTED
INVESTMENT/ LOSS ON
DISPOSAL OF EQUITY-ACCOUNTED INVESTMENT
(Note 9)
584
161
-
LOSS ON DISPOSAL OF EQUITY SECURITIES (Note 3)
730
-
-
INTEREST INCOME
2,889
2,596
2,294
INTEREST EXPENSE
(A)
18,506
21,824
19,171
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
3,726
(107,183)
(13,873)
INCOME TAX EXPENSE (BENEFIT) (Note 18) (A)
1,429
(15,982)
3,363
INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED
INVESTMENTS
2,297
(91,201)
(17,236)
EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 9)
215
114
(1,279)
NET INCOME (LOSS)
2,512
(91,087)
(18,515)
ADD NET LOSS ATTRIBUTABLE
TO NON-CONTROLLING INTEREST
246
130
-
NET INCOME (LOSS) ATTRIBUTABLE
TO LESAKA
$
2,758
$
(90,957)
$
(18,515)
Net earnings (loss) per share, in United States dollars (Note 19):
Basic earnings (loss) attributable to Lesaka shareholders (A) $
0.03
$
(1.19)
$
(0.29)
Diluted earnings (loss) attributable to Lesaka shareholders
(A)
$
0.03
$
(1.19)
$
(0.29)
(A) Revised to correct the errors discussed in Note 1.
(B) Movement in allowance for credit losses for the years ended June 30, 2025, and 2024, were previously included in selling, general and administration.
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT
S
OF COMPREHENSIVE (LOSS) INCOME
for the years ended June 30, 2026, 2025 and 2024

2026 2025 2024
(In thousands)
Net income (loss)
(A)
$
2,512
$
(91,087)
$
(18,515)
Other comprehensive income (loss), net of taxes:
Movement in foreign currency translation reserve
(A)
20,037
2,412
6,209
Movement in foreign currency translation reserve related to equity-accounted investments (Note 15)
-
-
489
Release of foreign currency translation reserve related to disposal/ impairment of
equity-accounted investments (Note 9 and Note 15)
550
-
1,543
Release of foreign currency translation reserve related to disposal/ liquidation of
subsidiaries (Note 15)
(520)
6
(952)
Total other comprehensive
income, net of taxes
20,067
2,418
7,289
Comprehensive income (loss)
22,579
(88,669)
(11,226)
(Less) Add comprehensive (income) loss attributable to
non-controlling interest
(518)
313
-
Comprehensive income (loss) attributable to Lesaka $
22,061
$
(88,356)
$
(11,226)
(A) Revised to correct the errors discussed in Note 1.
See accompanying notes to consolidated financial statements

LESAKA TECHNOLOGIES, INC.
Consolidated Statements of Changes in Equity for the year ended June 30, 2024 (dollar amounts in thousands)

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1,
2023
(A)
63,640,246
$
64
-
$
-
63,640,246
$
47,477
$
325,981
$
(195,516)
$
178,006
$
-
$
178,006
$
79,429
Treasury shares repurchased (A)
(319,522)
-
-
-
(319,522)
(1,495)
(1,495)
(1,495)
Shares issued (Note 17)
194,454
-
194,454
-
-
-
Restricted stock granted
1,002,241
1,002,241
-
-
-
Exercise of stock options
54,287
54,287
165
165
165
Stock-based compensation charge (Note
17)
8,045
8,045
8,045
Reversal of stock-based compensation
charge (Note 17)
(299,463)
(299,463)
(134)
(134)
(134)
Stock-based compensation charge
related to equity-accounted investment
(Note 9)
(133)
(133)
(133)
Net loss (A)
(18,515)
(18,515)
-
(18,515)
Other comprehensive income (Note
15) (A)
7,289
7,289
-
7,289
Balance – June 30, 2024 (A)
64,272,243
$
64
-
$
-
64,272,243
$
53,925
$
307,466
$
(188,227)
$
173,228
$
-
$
173,228
$
79,429
(A) Revised to correct the errors discussed in Note 1.

LESAKA TECHNOLOGIES, INC.
Consolidated Statements of Changes in Equity for the year ended June 30, 2025 (dollar amounts in thousands)

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1,
2024
(A)
64,272,243
$
64
-
$
-
64,272,243
$
53,925
$
307,466
$
(188,227)
$
173,228
$
-
$
173,228
$
79,429
Treasury shares repurchased (A)
(371,187)
-
(5,091,410)
(11,929)
(5,462,597)
(1,731)
(13,660)
(13,660)
Shares issued (Note 14) (Note 17)
19,960,181
19
19,960,181
73,237
73,256
73,256
9,528
Gain recognized related to issue of
shares included in treasury shares (Note
3)
-
-
1,092,361
4,870
1,092,361
408
5,278
5,278
Restricted stock granted
1,499,610
1,499,610
-
-
-
Exercise of stock options
38,011
1
38,011
116
117
117
Stock-based compensation charge (Note
17)
9,639
9,639
9,639
Reversal of stock-based compensation
charge (Note 17)
(150,712)
(150,712)
(89)
(89)
(89)
Adumo non-controlling interest
acquired (Note 3) - -
7,586
7,586
Net loss (A)
(90,957)
(90,957)
(130)
(91,087)
Dividends paid to non-controlling
interests -
(432)
(432)
Other comprehensive income (loss)
(Note 15)
(A)
2,601
2,601
(183)
2,418
Balance – June 30, 2025 (A)
85,248,146
$
84
(3,999,049)
$
(7,059)
81,249,097
$
135,505
$
216,509
$
(185,626)
$
159,413
$
6,841
$
166,254
$
88,957
(A) Revised to correct the errors discussed in Note 1.

LESAKA TECHNOLOGIES, INC.
Consolidated Statements of Changes in Equity for the year ended June 30, 2026 (dollar amounts in thousands)

Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net of
treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1,
2025
(A)
85,248,146
$
84
(3,999,049)
$
(7,059)
81,249,097
$
135,505
$
216,509
$
(185,626)
$
159,413
$
6,841
$
166,254
$
88,957
Treasury shares repurchased
(84,758)
-
-
-
(84,758)
(339)
(339)
(339)
Gain recognized related to issue of
shares included in treasury shares (Note
3)
1,757,344
8,036
1,757,344
(51)
7,985
-
7,985
Restricted stock granted
1,081,595
1,081,595
-
-
-
Exercise of stock options
21,196
-
21,196
63
63
63
Stock-based compensation charge (Note
17)
7,271
7,271
7,271
Reversal of stock-based compensation
charge (Note 17)
(410,913)
(410,913)
(302)
(302)
(302)
Deconsolidation of Humble (Note 14)
(306,767)
(1,211)
(306,767)
-
(1,211)
(43)
(1,254)
Transfer from redeemable common
stock to additional paid-in-capital (Note
14)
9,985
9,985
-
9,985
(9,985)
Lesaka Hospitality non-controlling
interest acquired (Note 14)
-
422
422
(7,312)
(6,890)
Net income (loss)
2,758
2,758
(246)
2,512
Dividends paid to non-controlling
interests
-
-
-
Other comprehensive income (Note 15)
19,307
19,307
760
20,067
Balance – June 30, 2026
85,855,266
$
84
(2,548,472)
$
(234)
83,306,794
$
152,554
$
219,267
$
(166,319)
$
205,352
$
-
$
205,352
$
78,972
(A) Revised to correct the errors discussed in Note 1.
See accompanying notes to consolidated financial statements.

LESAKA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT
S
OF CASHFLOWS
for the years ended June 30, 2026, 2025 and 2024

2026 2025 2024
(In thousands)
Cash flows from operating activities
Net income (loss) (A) $
2,512
$
(91,087)
$
(18,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization
47,346
33,721
23,665
Impairment loss (Note 10)
4,035
18,863
-
Movement in allowance for credit losses
12,796
8,011
5,158
Fair value adjustment related to financial liabilities
(238)
(120)
(853)
Change in fair value of equity securities (Note 6 and 9)
(2,593)
59,828
-
Other income
(3,883)
-
-
Loss on disposal of equity securities (Note 3)
730
-
-
Loss on impairment/ disposal of equity-accounted investment (Note 9)
584
161
-
Gain on deconsolidation of subsidiary
(848)
-
-
(Profit) Loss on disposal of property, plant and equipment
(316)
13
(305)
Stock-based compensation charge (Note 17)
6,969
9,550
7,911
(Earnings) Loss from equity-accounted investments (Note 9)
(215)
(114)
1,279
Reversal of allowance for doubtful loans receivable
(1,500)
-
(250)
Dividends received from equity-accounted investments
105
96
95
Interest payable
20
4,723
1,119
Facility fee amortized (Note 12)
413
429
443
Increase (Decrease) in income taxes payable
402
485
(400)
Deferred tax benefit (A)
(9,451)
(21,739)
(2,712)
Changes in net working capital
Decrease (Increase) in accounts receivable (Note 20)
3,500
1,081
(10,873)
Increase in finance loans receivable (Note 20)
(34,421)
(34,614)
(10,029)
Decrease in inventory
6,704
169
9,840
Increase (Decrease) in accounts payable and other payables
(A)
19,793
(12,164)
23,216
Deferred consideration included in other payables (Note 3 and Note 13)
-
13,586
-
Net cash provided by (used in) operating activities
52,444
(9,122)
28,789
Cash flows from investing activities
Capital expenditures
(20,646)
(17,199)
(12,665)
Proceeds from disposal of property, plant and equipment
1,849
1,938
1,565
Acquisition of intangible assets
(4,403)
(3,900)
(294)
Acquisitions, net of cash acquired (Note 3)
(11,117)
(12,946)
(1,583)
Proceeds from disposal of equity securities (Note 6 and 9)
2,971
16,441
-
Investment in equity securities
(450)
-
-
Cash disposed on disposal of subsidiary
(165)
-
-
Proceeds from disposal of equity-accounted investment (Note 9)
-
-
3,508
Repayment of loans by equity-accounted investments
-
-
250
Acquisition of insurance entity investments
(4,598)
-
-
Net change in settlement assets
10,822
4,324
(7,196)
Net cash used in investing activities
(25,737)
(11,342)
(16,415)
Cash flows from financing activities
Proceeds from bank overdraft (Note 12)
123,712
98,616
182,990
Repayment of bank overdraft (Note 12)
(129,417)
(90,309)
(199,642)
Long-term borrowings utilized (Note 12)
6,949
190,061
23,728
Repayment of long-term borrowings (Note 12)
(13,741)
(149,511)
(20,073)
Non-refundable deal origination fees/ guarantee fees (Note 12)
(285)
(970)
-
Repurchase of shares of common stock and treasury stock (Note 14)
(339)
(13,660)
(1,495)
Proceeds from exercise of stock options
63
116
165
Acquisition of non-controlling interests (Note 14)
(3,538)
-
-
Dividends paid to non-controlling interest
-
(432)
-
Net change in settlement obligations
(10,390)
(4,179)
7,214
Net cash (used in) provided by financing activities
(26,986)
29,732
(7,113)
Effect of exchange rate changes on cash
5,178
1,453
2,025
Net increase in cash, cash equivalents and restricted cash
4,899
10,721
7,286
Cash, cash equivalents and restricted cash – beginning of period
76,639
65,918
58,632
Cash, cash equivalents and restricted cash – end of period (Note 20) $
81,538
$
76,639
$
65,918
(A) Revised to correct the errors discussed in Note 1.
See accompanying notes to consolidated financial statements

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Lesaka Technologies, Inc. (“Lesaka” and collectively
with its consolidated subsidiaries, the “Company”), formerly named Net 1
UEPS
Technologies,
Inc.,
was incorporated
in
the
State
of
Florida
on
May
8,
1997.
The Company
provides
financial
technology
solutions to underserviced
consumers, merchants and
enterprises, improving the
way they manage
their daily financial
activities and
increasing
financial
inclusion
in
the
markets
in
which
we
operate.
In
plain
terms,
the
Company
helps
its
customers
pay,
receive,
borrow, insure and grow
: the Company enables them to make
and accept payments, receive income such as wages
and welfare grants,
access credit, protect their families and assets through insurance, and grow their businesses and financial lives. The Company delivers
these
capabilities
through
three
business
divisions:
Merchant,
which
provides
payment
acceptance,
software,
cash
management,
lending and alternative digital product
solutions to merchants across our two
channels; Community and Corporate. Consumer,
which
provides banking,
lending and
insurance solutions
to consumers,
principally recipients
of social welfare
grants in
South Africa;
and
Enterprise, which provides payment processing, prepaid solutions and bill payment infrastructure connecting enterprises to consumers and businesses.
Basis of presentation
The accompanying
consolidated financial
statements include
subsidiaries over
which Lesaka
exercises control
and have
been
prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Implications of reverse acquisition concluded in June 2004
On June 7, 2004,
Lesaka and the former
shareholders of Net 1 Applied
Technology
Holdings Limited (“Aplitec”) implemented
a transaction
under which
the former
shareholders
of Aplitec
obtained
a majority
voting interest
in Lesaka.
Aplitec was
a holding
company established and
existing under the
laws of Republic
of South Africa
and was liquidated
and deregistered following
the closing
of the transaction.
GAAP requires that
the company whose
shareholders retain
a majority interest
in a combined
business be treated
as the acquirer for accounting purposes. Consequently, this transaction was accounted for as a reverse acquisition. For the period from
June 7, 2004,
the financial information
reported for the
Company represents the
consolidated results of
Lesaka and Aplitec
with Lesaka
as the acquired entity.
Although Aplitec is
deemed to be
the acquiring company
for financial and
reporting purposes, the
legal status of the
Lesaka as
the surviving corporation did not change.
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
30, 2025
and 2024.
The carrying
value of
property,
plant and
equipment
reported as of
June 30, 2025,
was not impacted
by the error. The
Company has recast
the amounts of
cost and accumulated
depreciation
for
computer
equipment
as
well
as
the
totals
for
cost
and
accumulated
depreciation
by
$
6.5
million
in
the
Property,
Plant
and
Equipment,
net note, refer to Note 7.
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
of
certain
indirect
taxes
were
incorrectly
claimed
in
monthly
indirect
tax
submission
to
the
taxing
authority
and
were
incorrectly
excluded
from
the Company’s
reported
cost of
goods
sold, IT
processing,
servicing
and support
in the
consolidated
statements of
operations
and
other
payables
and
retained
earnings
in
the
consolidated
balance
sheet.
The
corrected
presentation
in
the
revised
consolidated
financial
statements
includes
certain
indirect
taxes
in
cost
of
goods
sold,
IT processing,
servicing
and
support
in
the
c
onsolidated statements of operations and other payables and retained earnings in the consolidated balance sheet.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
Therefore, there are no
income tax adjustments reflected in these consolidated financial statements related to the correction of this error.
The Company has
revised the previous
presentations on the
consolidated statements of
operations for the
years ended June 30,
2025 and
2024, and
corrected them
in this
filing. The
Company has
also included
the impact
of the
correction for
the three
months
ended September 30, 2025, in the consolidated statements of operations for the year June 30, 2026, included in this filing. The impact of these revisions has increased
cost of goods sold,
IT processing, servicing and
support,
selling, general and administration
expense
and interest expense, and all subtotals from operating income to net income (loss)
attributable to Lesaka for the affected periods.
The Company has revised the consolidated balance sheet as of June 30, 2025, and corrected it in this filing where these amounts are presented as comparative prior period amounts in other payables and retained earnings and affected subtotals and totals.
Specifically, for the year ended
June 30, 2026,
Cost of goods
sold, IT processing,
servicing and support
increased by $
0.2
million,
Selling, general and administration expense increased by $
0.06
million, Operating income decreased by $
0.2
million, Interest expense
increased by $
0.1
million, and Net
income attributable
to Lesaka decreased
by $
0.4
million, as a
result of the
correction to amounts
reported for the three months ended September 30, 2025. Basic and Diluted earnings per share for the year ended June 30, 2026, were not impacted by the correction to amounts reported for the three months ended September 30, 2025.
Correction of deferred tax
asset included in deferred income taxes due
to correction of intercompany
transactions
While
preparing
its
Annual
Report
on
Form
10-K
for
the
year
ended
June
30,
2026,
the
Company
determined
that
certain
intercompany transactions processed in previous periods were incorrectly recorded which resulted in the incorrect amount of deferred income
taxes
recorded
in
its
consolidated
balance
sheet,
consolidated
statements
of
operations,
consolidated
statements
of
comprehensive
loss,
consolidated
statements
of
changes
in
equity,
consolidated
statements
of
cash
flows
and
related
notes
to
the
consolidated financial
statements included
in its Annual
Reports on Form
10-K and Quarterly
Reports on Form
10-Q since June
30,
2025, and these
filings were incorrect.
The deferred tax
assets, net included
in the Company’s
consolidated balance sheet
as of June
30, 2025, and
subsequently presented balance
sheets, were overstated
by $
2.2
million and retained
earnings were overstated
by $
2.2
million. Income tax benefit
for the year ended
June 30, 2025, included
in the consolidated statement
of operations was overstated
by
$
2.2
million. The
corrected presentation
in the
revised consolidated
financial statements
includes adjustments
for deferred
taxes in
income tax
benefit in the
consolidated statements
of operations
and deferred
income taxes and
retained earnings
in the consolidated
balance sheet.
The Company
has revised
the previous presentations
on the consolidated
statements of
operations for
the year
ended June
30,
2025,
and
corrected
them
in
this filing.
The
impact
of
these
revisions
has
decreased
income
taxes
benefit,
and
all
subtotals
from
operating
income
to
net
income
(loss)
attributable
to
Lesaka
for
the
affected
periods.
The
Company
has
revised
the
consolidated
balance sheet as
of June 30,
2025, and corrected it
in this filing
where these amounts
are presented as
comparative prior period amounts
in deferred tax assets, net and retained earnings and affected subtotals and totals.
The Company assessed
the materiality of
these errors and
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
(continued)
Revision of Previously Issued Financial Statements (continued)
The
tables
below
present
the
impact
of
the
revisions
to
specific
captions
to
the
Company’s
consolidated
balance
sheet
and
consolidated statements of operations for the periods identified.
Consolidated balance sheet
June 30, 2025
As reported Correction As revised
Deferred tax assets, net $
12,554
$
(2,216)
$
10,338
Other payables
72,079
3,956
76,035
Accumulated other comprehensive loss
(185,664)
38
(185,626)
(2,216)
Retained earnings $
222,719
$ (3,994) $
216,509
Consolidated statement of operations
Year
ended June 30, 2025
As reported Correction As revised
(in thousands, except per share data)
Cost of goods sold, IT processing, servicing and support $
486,546
$
640
$
487,186
Selling, general and administration, exclusive of depreciation and amortization (A)
131,512
226
131,738
Interest expense
21,453
371
21,824
Income tax expense (benefit) $
(18,198)
$
2,216
$
(15,982)
Basic earnings (loss) per share attributable to Lesaka shareholders $
(1.14)
$
(0.05)
$
(1.19)
Diluted earnings (loss) per share attributable to Lesaka shareholders $
(1.14)
$
(0.05)
$
(1.19)
(A) As
reported for
selling, general
and administration,
exclusive of
depreciation and
amortization
includes the
movement in
allowance for credit losses of $
8,011
, which is now presented separately on the consolidated statement of operations.
Consolidated statement of operations
Year
ended June 30, 2024
As reported Correction As revised
(in thousands, except per share data)
Cost of goods sold, IT processing, servicing and support $
442,673
$
620
$
443,293
Selling, general and administration, exclusive of depreciation and amortization (A)
91,969
216
92,185
Interest expense
18,932
239
19,171
Basic earnings (loss) per share attributable to Lesaka shareholders $
(0.27)
$
(0.02)
$
(0.29)
Diluted earnings (loss) per share attributable to Lesaka shareholders $
(0.27)
$
(0.02)
$
(0.29)
(A)
As reported
for
selling,
general
and
administration,
exclusive
of
depreciation
and
amortization
includes
the
movement
in
allowance for credit losses of $
5,158
, which is now presented separately on the consolidated statement of operations.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
(continued)
Revision of Previously Issued Financial Statements (continued)
Correction of number of shares and amounts used for common stock and treasury shares and amounts for additional paid-in
capital
Subsequent to
the issuance
of the
Company’s
Quarterly Report
on Form
10-Q for
the three
months ended
March 31,
2026, it
determined that the presentation
of the number of
shares and amounts used
for common stock and
treasury shares and the
amount of
additional paid-in
capital in
its consolidated
balance sheets
and consolidated
statement of changes
in equity
and related notes
to the
consolidated financial
statements included
in previously
filed Annual
Reports on
Form 10-K
and Quarterly
Reports on
Form 10-Q
since June 30,
2006, were
incorrect. In these
previous filings, shares
of Lesaka’s common stock
repurchased by
Lesaka were
incorrectly
presented
as
treasury
shares.
Under
the
Florida
Business
Corporation
Act,
shares
acquired
directly
by
the
issuing
corporation
are
restored by operation
of Florida law
to the status
of authorized but
unissued shares.
However, shares
repurchased by a
company are
presented
as
treasury
shares
if
(i)
there
is
a
provision
in
a
corporation’s
articles
of
incorporation
designating
the
repurchase
of
a
corporation’s shares as treasury shares,
or (ii) in
the case of
a corporation whose
shares are registered
on a national
securities exchange,
the
repurchased
shares
that
have
been
designated
as
treasury
shares
in
the
corporation’s
bylaws
or
in
resolutions
of
its
board
of
directors. Shares repurchased by Lesaka were not designated as treasury shares under (i) or
(ii) as described in the preceding sentence.
Guidance
under
U.S.
GAAP
requires
that
the
repurchase
of
shares
by
a
company
should
conform
with
applicable
law
and
therefore the repurchase of shares of its common stock by Lesaka should have reduced the number of common stock and amount and
the amount of additional paid-in capital
presented. The corrected presentation in the
revised consolidated financial statements includes
the repurchases
of common
stock by
Lesaka as
a reduction
of the
number of
shares of
common stock
and amount
and reduces
the
amount of
additional paid-in
capital.
Total
Lesaka equity
and the
number of
issued and
outstanding
shares are
not affected
by this
revision.
Acquisition of shares of
Lesaka’s common
stock by its subsidiaries
are
not affected by
the aforementioned rules
and these
shares will continue to be presented as treasury shares in these consolidated financial statements.
The Company assessed the materiality of this error and change in presentation on prior period consolidated financial statements
in
accordance
with
SAB
No.
99“Materiality”
and
SAB
No.
108,
“Considering
the
Effects
of
Prior
Year
Misstatements
when
Quantifying
Misstatements in
the Current
Year
Financial Statements.”
Based on
this assessment,
the Company
has concluded
that
previously
issued
financial
statements
were
not
materially
misstated
based
upon
overall
considerations
of
both
quantitative
and
qualitative factors.
The Company has revised the previous
presentations on the consolidated balance
sheet as of June 30, 2025, and corrected
them
in this filing.
The Company has also
included the impact
of the correction
for the years ended
June 30, 2025 and
2024, respectively,
in the consolidated
statement of changes
in equity for the
years ended June 30,
2025 and 2024,
included in this filing.
The impact of
these revisions has decreased the amount for common stock, treasury shares, at cost, and additional paid-in capital on the
consolidated
balance sheet as
of June 30,
2025. The impact
of these revisions
has decreased the
number of shares
and amount for
common stock,
decreased
the
number
of
shares
and
amount
of
treasury
shares,
and
decreased
the
amount
of
additional
paid-in
capital
on
the
consolidated statement of changes in equity for the years ended June 30, 2025 and 2024, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
(continued)
Revision of Previously Issued Financial Statements (continued)
Correction of number of shares and amounts used for common stock and treasury shares and amounts for additional paid-in
capital (continued)
The table below presents
the impact of the revisions to specific captions to the Company’s consolidated balance sheet as of June
30, 2025.
Consolidated balance sheet
June 30, 2025
As reported Correction As revised
Common stock $
103
$
(19)
$
84
Treasury shares, cost
(298,523)
291,464
(7,059)
Additional paid-in capital $
426,950
$
(291,445)
$
135,505
The table below presents the impact of the revisions to specific captions to the Company’s consolidated statement of changes in
equity for the periods identified.
Consolidated statement of changes in equity
Year
ended June 30, 2025
As reported Correction As revised
(in thousands, except per share data)
Common stock:
Balance - July 1, 2024:
Number of shares
89,836,051
(25,563,808)
64,272,243
Amount $
83
$
(19)
$
64
Treasury shares repurchased
Number of shares
-
(371,187)
(371,187)
Balance - June 30, 2025:
Number of shares
111,183,141
(25,934,995)
85,248,146
Amount $
103
$
(19)
$
84
Treasury shares:
Balance - July 1, 2024:
Number of shares
(25,563,808)
25,563,808
-
Amount $
(289,733)
$
289,733
$
-
Treasury shares repurchased
Number of shares
(5,462,597)
371,187
(5,091,410)
Amount $
(13,660)
$
1,731
$
(11,929)
Balance - June 30, 2025:
Number of shares
(29,934,044)
25,934,995
(3,999,049)
Amount $
(298,523)
$
291,464
$
(7,059)
Additional paid-in capital:
Balance - July 1, 2024: $
343,639
$
(289,714)
$
53,925
Treasury shares repurchased $
-
$
(1,731)
$
(1,731)
Balance - June 30, 2025: $
426,950
$
(291,445)
$
135,505

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
(continued)
Revision of Previously Issued Financial Statements (continued)
Correction of number of shares and amounts used for common stock and treasury shares and amounts for additional paid-in
capital (continued)
The table below presents the impact of the revisions to specific captions to the Company’s consolidated statement of changes in
equity for the periods identified.
Consolidated statement of changes in equity
Year
ended June 30, 2024
As reported Correction As revised
(in thousands, except per share data)
Common stock:
Balance - July 1, 2023:
Number of shares
88,884,532
(25,244,286)
63,640,246
Amount $
83
$
(19)
$
64
Treasury shares repurchased
Number of shares
-
(319,522)
(319,522)
Balance - June 30, 2024:
Number of shares
89,836,051
(25,563,808)
64,272,243
Amount $
83
$
(19)
$
64
Treasury shares:
Balance - July 1, 2023:
Number of shares
(25,244,286)
25,244,286
-
Amount $
(288,238)
$
288,238
$
-
Treasury shares repurchased
Number of shares
(319,522)
319,522
-
Amount $
(1,495)
$
1,495
$
-
Balance - June 30, 2024:
Number of shares
(25,563,808)
25,563,808
-
Amount $
(289,733)
$
289,733
$
-
Additional paid-in capital:
Balance - July 1, 2023: $
335,696
$
(288,219)
$
47,477
Treasury shares repurchased $
-
$
(1,495)
$
(1,495)
Balance - June 30, 2024: $
343,639
$
(289,714)
$
53,925

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
Employee
Share Trust (“Lesaka ESOP Trust”)
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
order to develop an expected loss
rate for its lending
books. The
allowance for
credit losses related
to Consumer
finance loans
receivables is
calculated by
multiplying the
expected loss
rate with
the month-end
outstanding lending
book. The
allowance for
credit losses
related to
Merchant finance
loans receivables
is
calculated
by adding
together actual
receivables in
default plus
multiplying
the
expected loss
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
a ction, have failed.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)
Allowance for credit losses (continued)
For
accounts
receivables,
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
9
years
Office equipment
2
to
10
years
Vehicles
3
to
8
years
Furniture and fittings
3
to
15
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
30, 2026
and 2025,
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
for the years ended June 30, 2026 and 2025 and 2024
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
for the years ended June 30, 2026 and 2025 and 2024
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
2025. The Company uses
historical default experience over
the lifetime of debt
securities in order to
calculate a lifetime loss rate
for
its held to
maturity debt
securities. The Company
had
no
held to maturity
debt securities as
of June 30,
2026.
As of June
30, 2025,
the carrying value of the Company’s
held to maturity debt securities was $
0
.
Impairment of debt securities
With regard
to held
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)
Policy reserves and liabilities
Reserves for policy benefits and claims payable
The Company
determines its
reserves for
policy benefits
under its
life insurance
products using
models which
estimate claims
incurred that have not been reported, expenses
that are expected to be incurred when settling
these claims, and the total present value
of
disability
claims-in-payment
at
the
balance
sheet
date.
These
models
allow
for
best
estimate
assumptions
based
on
experience
(where sufficient) plus a risk adjustment for non-financial risk, as required in the markets in which these products are offered, namely
South Africa.
The best estimate assumptions include (i) mortality and morbidity assumptions reflecting the company’s most recent experience,
(ii) expense assumptions based on the expected claims handling cost and (iii) claim reporting delays reflecting Company specific and
industry experience. The
disability claims-in-payment
reserve is largely
reinsured and the
reported values were
based on the
reserve
held by the relevant reinsurer.
The values of matured guaranteed endowments are increased by late payment interest.
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
for the years ended June 30, 2026 and 2025 and 2024
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
Acquiring
The Company provides
its customers with
acquiring processing services
that involve the
collection, transmittal and
retrieval of
all transaction data in exchange for consideration upon completion of the transaction and recognizes revenue from these activities at a point in time.
In certain instances,
the Company also
provides a funds
collection and settlement
service for its
customers and recognizes
revenue from these activities at a point in time.
ADP
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
The Company provides its customers with transaction processing services that involve the collection, transmittal and retrieval of all
transaction
data
(including
related
to
bill
payments)
in
exchange
for
consideration
upon
completion
of
the
transaction
and
recognizes
revenue from
these activities
at a
point in
time. In
certain instances,
the Company
also provides
a funds
collection and
settlement service for its customers and recognizes revenue from these activities at a point in time.
Cash
The
Company
provides
customers
with
cash
management
and
digitization
services
which
enables
its
merchant
customers
to
deposit
cash into
digital vaults
operated
by the
Company,
after which
the funds
are then
electronically
accessible by
customers
to
either transfer to their nominated bank account or to pay certain pre-selected suppliers and recognizes revenue from these activities at a point in time.
The Company considers
each of these services
as a single performance
obligation. The Company’s
contracts specify
a transaction price for
services provided. Cash revenue
fluctuates based on the
type and the
volume of transactions processed. Revenue
is recognized on the completion of the processed transaction and recognizes revenue at a point in time.
Software
The Company provides
rental and support
services under a
master rental agreement
with customers. Control
of the rental
asset
is transferred through the right of
use on a monthly basis as per
the master rental agreement terms. Customers
are required to pay the
monthly
rental and
support fee
in advance.
The performance
obligation
for the
service component
is provided
over the
month and
revenue is recognized at the end of the month. The Company recognizes revenue from these activities over time.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
The
Company
also
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
Transactional fees
Customers serviced
by the
Company’s
Consumer
operating segment
that have
a bank
account managed
by the
Company
are
issued cards that can be utilized to withdraw
funds at an ATM or to transact at a merchant point of sale device
(“POS”). The Company
also earns transaction
fees from transactions
processed for these
customers. The Company’s
contracts specify a
transaction price for
each service
provided (for
instance, ATM
withdrawal, balance
enquiry,
etc.). Transaction
revenue fluctuates
based on
the type
and
volume of transactions performed by the customer. Revenue is recognized on the completion of the processed transaction at a point in time.
The
Company
also
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
Insurance
The Company writes
life insurance contracts, and
policy holders pay
the Company a
monthly insurance premium at
the beginning
of each month. Premium revenue
is recognized on a monthly basis net of
policy lapses. Policy lapses are provided
for on the basis of
expected non-payment of policy premiums.
Utilities
The Company facilitates the delivery of prepaid electricity tokens to its customers
and earns a commission from the delivery of
these tokens. The Company recognizes revenue from these activities at a point in time.
Other
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
Accounts Receivable, Contract Assets and Contract Liabilities
The
Company
recognizes
accounts
receivable
when
its
right
to
consideration
under
its
contracts
with
customers
becomes
u nconditional. The Company has no contract assets or contract liabilities.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)
Research and development expenditure
Research and
development expenditure
is charged
to net
income in
the period
in which
it is
incurred. During
the years
ended
June 30, 2026,
2025 and 2024, the
Company incurred research
and development expenditures
of $
0.8
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
South Africa.
The
Company used the enacted statutory tax rate of
27
% for the years ended June 30, 2026, 2025 and 2024 to measure current tax expense
(benefit) and
deferred tax
expense (benefit)
in South
Africa. The
Company measured
its South
African current
tax expense
for the
years ended June
30, 2026
and 2025
and its South
African deferred tax
assets and liabilities
as of June 30,
2026 and 2025, using
the
enacted statutory tax rate in South Africa of
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
have a graded
vesting schedule, the
Company recognizes compensation
cost on a straight-line
basis over the
requisite service period
for the
entire award.
The forfeiture
rate is
estimated using
historical trends
of the
number of
awards forfeited
prior to
vesting.
The
expense is recorded in
the statement of operations and
classified based on the recipients’
respective functions. The Company
records
deferred tax
assets for awards
that result in
deductions on the
Company’s
income tax returns,
based on the
amount of compensation
cost recognized and the Company’s
statutory tax rate in the jurisdiction
in which it will receive a deduction.
Differences between the
deferred tax
assets recognized
for financial
reporting purposes
and the
actual tax
deduction reported
on the
Company’s
income tax
r
eturn are recorded in income tax expense in the consolidated statement of operations.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
Settlement assets comprise (1) cash received from merchant customers from cash deposits into the Company’s vaults, which are
then electronically accessible by customers to either transfer to their nominated bank account or to pay certain
pre-selected suppliers,
(2)
cash received
from credit
card
companies (as
well as
other
types of
payment
services) which
have
business relationships
with
merchants selling
goods and
services that
are the
Company’s
customers and
on whose
behalf it
processes the
transactions between
various parties,
and (3) cash received from gift card customers.
Settlement
obligations
comprise
(1)
amounts
that
the
Company
is
obligated
to
disburse
to
merchant
customers
or
to
their
nominated pre-selected suppliers, (2) amounts
that the Company is obligated to disburse to merchants
selling goods and services that
are the Company’s customers and on whose behalf it processes the transactions between various parties and settles the funds from the
credit card companies
to the Company’s
merchant customers, and
(3) amounts that the
Company is obliged
to pay to various
parties
as a result of transaction performed using gift cards.
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
the applicable
statutory income
tax rate).
This guidance
was effective
for the
Company beginning
July 1,
2025 for
its year
ended June 30, 2026. Refer to Note 18.
Recent accounting pronouncements not yet adopted
as of June 30, 2026
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
1, 2027, and
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
The Company
will
apply
the
guidance
from
the
effective
date
and
elect
the
practical expedient.
The Company
does not
expect the
impact of
this guidance
to be material
on its financial
statements and
related
d isclosures.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements not yet adopted
as of June 30, 2026 (continued)
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
under which an
entity must “disclose
events since the
end of the
last annual reporting
period that have
a material impact
on the entity.”
As the FASB
stated in the
proposed guidance and
reiterates in the ASU,
the amendments are
not intended to
“change
the fundamental nature
of interim reporting
or expand or
reduce current interim
disclosure requirements.” This
guidance is effective
for the
Company beginning
July 1,
2028, and
interim reporting
periods during
that fiscal
year.
Early adoption
is permitted.
Entities
m ay apply the guidance prospectively or retrospectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.
ACQUISITIONS AND DISPOSITIONS
The cash paid, net
of cash received related to
the Company’s acquisition
during the years ended
June 30, 2026, 2025 and
2024,
is summarized in the table below:
2026 2025 2024
Total cash paid $
13,294
$
24,161
$
2,248
Less: cash acquired
2,177
11,215
665
Total cash paid, net
of cash received
$
11,117
$
12,946
$
1,583
Acquisitions
2027
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
conditions
precedent.
The
Transaction
Implementation
Agreement
will
lapse
if
all
of
the
conditions
precedent
are
not
met
or
not
waived by January 31, 2027 (or such later date as may be agreed).
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
The Company
incurred transaction-related
expenditures of $
0.4
million and $
0.6
million during the
years ended
June 30, 2026
and 2025, respectively, related to the proposed acquisition of Bank Zero. The Company’s accruals presented in Note 13 of as June 30,
2026, includes an accrual of
transaction related expenditures of $
0.4
million and the Company
expects to incur further
transaction costs
of $
0.2
million during the 2027 fiscal year.
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
r
elated to this acquisition.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.
ACQUISITIONS AND DISPOSITIONS (continued)
2026 Acquisitions (continued)
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
acquisitions,
individually
and
in
aggregate,
are
not
material
to
the
Company.
Since
the
closing
of
these
acquisitions,
they
have
contributed revenue and net loss of $
10.9
million and $
0.2
million, respectively, for the
year ended June 30, 2026.
2025
Acquisitions
October 2024 acquisition of Adumo
On May 7,
2024, the Company
entered into a
Sale and Purchase
Agreement (the “Purchase
Agreement”) with Lesaka
SA, and
Crossfin Apis Transactional
Solutions (Pty) Ltd
and Adumo ESS
(Pty) Ltd (“the
Sellers”). Pursuant to
the Purchase Agreement
and
subject to its terms and
conditions, Lesaka, through its
subsidiary,
Lesaka SA, agreed to
acquire, and the Sellers agreed
to sell, all of
the
outstanding
equity
interests
and
certain
claims
in
the
Adumo
(RF)
Proprietary
Limited
(“Adumo”).
The
transaction
closed
on
October 1, 2024.
Adumo is an
independent payments and commerce
enablement platform in Southern
Africa, with operations across
South Africa,
Namibia, Botswana and
Kenya. For more
than two decades,
Adumo facilitated physical
and online commerce
between retail merchants
and end-consumers by
offering a unique
combination of payment
processing and integrated
software solutions, which
currently include
embedded payments, integrated
payments, reconciliation services,
merchant lending, customer
engagement tools, card
issuing program
management and data analytics.
Adumo operated across three businesses, which provided
payment processing and integrated software solutions to different end
markets:
●
The
Adumo
Payments
business
offers
payment
processing,
integrated
payments
and
reconciliation
solutions
to
small-and-
medium (“SME”)
merchants in
South Africa,
Namibia and
Botswana, and
the Lesaka
Payouts Proprietary
Limited, formerly
known as
Adumo Payouts
Proprietary Limited
, (“Lesaka
Payouts”), business
provides card
issuing program
management to
corporate clients
such as Anglo
American and
Coca-Cola (Lesaka Payments
Proprietary Limited,
formerly known
as Adumo
Payments
Proprietary
Limited
(“Lesaka
Payments”)
was allocated
to
Merchant
operating
segment
and
Lesaka
Payouts
was
allocated to the Consumer operating segment);
●
The Adumo ISV business, Lesaka
Hospitality Proprietary Limited, formerly known as
GAAP Point of Sale Proprietary
Limited
(“Lesaka Hospitality”), has operations in South Africa, Botswana and Kenya, and clients in a number of other countries, and is the leading provider
of integrated point-of-sales
software and hardware
to the hospitality
industry in Southern
Africa, serving
clients such
as KFC,
McDonald’s,
Pizza Hut,
Nando’s
and Krispy
Kreme (Adumo
ISV was
allocated to
Merchant operating
segment);
and
●
The
Adumo
Ventures
business
offers
online
commerce
solutions
(Lesaka
Online
Proprietary
Limited,
formerly
known
as
Adumo Online Proprietary Limited, (“Lesaka Online”)),
cloud-based, multi-channel point-of-sales solutions (Humble Software
Proprietary Limited (“Humble”)
and an aggregated payment and credit platform
for in-store and online commerce (SwitchPay
Proprietary Limited (“SwitchPay”) to SME merchants and corporate clients in South Africa and Namibia (Adumo Venture was
allocated to the Merchant operating segment).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
The Company incurred transaction-related expenditures of $
0.003
million, $
1.6
million and $
2.3
million during the years ended
June 30, 2026, 2025 and 2024, respectively,
related to the acquisition of Adumo.
March 2025 acquisition of Utilities
On November
19, 2024,
the Company,
through Lesaka
SA, entered
into a
Sale of
Shares Agreement
(the “Utilities
Purchase
Agreement”)
with
Imtiaz
Dhooma
(Utilities’
former
chief
executive
officer)
and
Ninety
Nine
Proprietary
Limited
(“the
Seller”).
Pursuant to the
Utilities Purchase Agreement and
subject to its
terms and conditions, Lesaka,
through its subsidiary, Lesaka SA,
agreed
to acquire, and
the Seller agreed
to sell, all
of the outstanding
equity interests in
Lesaka Utilities Proprietary
Limited, previously known
as Recharger Proprietary Limited (“Utilities”). The transaction closed on March 3, 2025.
At
the
same
time,
Utilities
also
entered
into
independent
contractor
agreement
with
Utilities’
former
chief
executive
officer
which had
a term
of
12
months and
required him,
among other
things, to
support operational
activities of
the Utilities
business, in
consultation with
Company representatives,
facilitate the
handover process
and assist
Utilities in
transitioning ownership
to Lesaka
SA, avail himself for important
customer and vendor meetings,
attend scheduled weekly management
committee meetings regarding
operational and business activities of the Utilities
business, and providing support on an ad-hoc
basis to Company representatives with
regard to operational matters and in facilitating the hand over, as and when reasonably required.
This acquisition has
been reported
as part
of the
Company’s Enterprise operating segment
and demonstrates positive
advancement
of the Company’s strategy in its Enterprise operating segment. The Company expects the acquisition to act as an entry point for it into the South African private utilities space while augmenting Enterprise’s alternative payment offering.
The transaction consideration per the Utilities Purchase Agreement was ZAR
503.4
million ($
27.0
million) and comprised ZAR
328.4
million ($
17.6
million) in cash and
ZAR
175.0
million ($
9.4
million) in shares of
the Company’s
common stock, to
be settled
in two tranches. The share price applied to determine the number of shares of common stock to be issued for the equity consideration
is based on the volume-weighted
average price of the Company’s
common shares for the three-month period
prior to the disbursal of
each tranche. Lesaka SA extended
a ZAR
43.1
million ($
2.3
million) loan to Utilities at closing
which was exclusively used to
repay
an existing loan due by Utilities to the Seller.
The first tranche,
comprising ZAR
153.4
million ($
8.2
million) in cash
and
1,092,361
shares of the
Company’s
common stock
with a value of ZAR
98.3
million ($
5.3
million), was settled at closing. The value of the shares of common stock was calculated using the shares issued multiplied
by the Company’s
closing price on the Johannesburg
Stock Exchange on March
3, 2025, of ZAR
90.00
,
and translated to U.S.
dollars at the
exchange rate of $1:
ZAR
18.63
. Lesaka SA
delivered
1,092,361
shares of the
Company’s common
stock from a pool of shares it purchased in October 2024, and the Company recognized a gain in additional paid-in-capital during
the
year ended June 30, 2025, of $
0.4
million related to the difference between in the value on
March 3, 2025, and the price paid per
share
in October 2024.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.
ACQUISITIONS (continued)
2025 Acquisitions (continued)
March 2025 acquisition of Utilities (continued)
The second
and final
tranche was
settled on
March 3,
2026, and
comprised a
contractual cash
payment of
ZAR
175.0
million
($
10.4
million) and the delivery of shares of Lesaka’s common stock with a contractual value of
ZAR
75.0
million ($
4.6
million). The
number of shares
to be delivered
was calculated as
1,017,914
shares of Lesaka’s
common stock using
the contractual value
of ZAR
75.0
million divided by
the volume-weighted
average price of
the Company’s
common shares on
the Johannesburg
Stock Exchange
for the
three-month period
prior to
February 24,
2026. Lesaka
SA delivered
the
1,017,914
shares of
the Company’s
common stock
from a pool
of shares it purchased
in October 2024,
and the Company
recognized a loss
in additional paid-in-capital
during the year
ended June 30, 2026,
of $
0.1
million related to the
difference between in
the value on March
3, 2026, and the price
paid per share in
October 2024.
The total purchase consideration
was ZAR
294.8
million ($
15.8
million) and comprised the
issuance of the
1,092,361
shares of
the
Company’s
common
stock
with
a
value
of
ZAR
98.3
million
($
5.3
million),
the
settlement
of
the
pre-existing
relationship
shareholder loan of ZAR
43.1
million ($
2.3
million) and cash of ZAR
153.4
million ($
8.2
) million.
Pursuant to the Utilities Purchase Agreement,
payment of the second tranche in March 2026 was contingent on Utilities’ former chief executive officer’s
ongoing service under the independent
contractor agreement until June 30,
2025. The second tranche would
not
have
been
paid if
he
failed to
provide
the requisite
service,
except
if
failure
to
provide
future
services
is due
to
expiry
of the
contract, mutual agreement or death of the former chief executive officer. The former chief executive officer was also a director of the
Seller,
and
signed
the
Utilities
Purchase
Agreement
on
behalf
of
himself,
Utilities
and
the
Seller.
He
also
signed
an
independent
contractor agreement under which he is required to provide post-combination service to Utilities until March 2026 (but the vesting of
the shares is only for services to June 30, 2025). The Company has determined that as the payment of the second tranche is contingent on these post-combination services, the value
of the second tranche is not
treated as purchase consideration and rather,
under GAAP,
represents compensation
for post-combination
services.
In late
May 2025,
an addendum
was signed
to reduce
the post-combination
period from twelve months to four months (i.e. from March 2025 to June 2025).
The post-combination
services for the
year ended
June 30, 2025,
of $
13.6
million was calculated
as the sum
of the future
cash
payment and the
value of
future shares to
be provided. The
value of
the future shares
to be
provided was calculated
using the
contractual
value of ZAR
75.0
million divided by
the volume-weighted average price
of the Company’s common shares
for the three-month
period
prior
to June
30,
2025, and
at the
applicable
exchange
rate. The
post-combination
compensation charge
is included
in the
caption
transaction costs related to Adumo,
Utilities and Bank Zero acquisitions and certain compensation costs included on the consolidated
statement of operations.
The
Company
records
stock-based
compensation
charges
that
are
cash-settled
awards
in other
payables.
The
liability for
the
future payments
was included in
the caption
Other payables
in the consolidated
balance sheet as
of June
30, 2025, refer
to Note 13.
There
was
no
unrecognized
compensation
costs
related
to
the
post-combination
compensation
charge
as
of
June
30,
2025.
The
Company recorded
a fair
value loss
of $
0.4
million during
the year
ended June
30, 2026,
related to
the settlement
of the
1,017,914
shares of Lesaka’s common
stock under the
caption change in
fair value of
equity securities in
the consolidated statement
of operations.
The fair
value loss
was calculated
as the
difference
between the
fair value
of the
shares of
common stock
transferred on
March 3,
2026, and the amount recorded in
other payables as of June 30, 2025.The
fair value of the shares of common
stock in U.S. dollars on
March 3, 2026, was
calculated using the shares
issued multiplied by the
Company’s closing price on the
Johannesburg Stock Exchange
on March 3, 2026, of ZAR
75.37
, and translated to U.S. dollars at the exchange rate of $1: ZAR
16.35
.
The Company incurred transaction-related expenditures of $
0.01
million, $
0.4
million and $
0.03
during the years ended June 30,
2026, 2025 and 2024, respectively,
related to the acquisition of Utilities.
Other acquisitions
Effective
November 1,
2024, the
Company,
through its
wholly owned
subsidiary Lesaka
Merchant Technologies
Proprietary
Limited, formerly known
as Adumo Technologies
Proprietary Limited, (“Lesaka
MT”), acquired the
remaining shares (representing
50
% of the issued and outstanding
shares) it did not own in Lesaka
Merchant Technologies
Namibia, formerly known as
Innervation
Value Added Services Namibia Pty Ltd, (“Lesaka Nam”) for $
0.4
million (ZAR
6.0
million, translated at November 1, 2024 exchange
rates). Lesaka Nam was accounted for using
the equity method prior to the
acquisition of a controlling interest in the
company. Lesaka
MT paid ZAR
2.0
million of the purchase price prior
to the acquisition of Adumo by
the Company and the balance of
ZAR
4.0
million
will be paid
in
two
equal tranches, one
in March 2025
and the other
in September 2025.
The Company did
not incur any
significant
transaction costs related to this acquisition.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.
ACQUISITIONS (continued)
2025 Acquisitions (continued)
Other acquisitions (continued)
The Company, through Lesaka SA, acquired
100
% of Lesaka Digital Risk
Proprietary Limited, formerly known as Genisus Risk
Proprietary Limited (“Lesaka Digital
Risk”), for a cash
consideration of ZAR
2.0
million ($
0.1
million). The Company did
not incur
any significant transaction costs related to this acquisition.
The Company,
through its
wholly owned
subsidiary Lesaka
Cash Management
Proprietary Limited,
formerly known
as Cash
Connect Management Solutions Proprietary
Limited, (“LCM”), acquired
100
% of Lesaka
Fuel Software Proprietary Limited,
formerly
known as Master Fuel Proprietary
Limited (“Lesaka Fuel Software”) for
a cash consideration of ZAR
2.0
million ($
0.1
million). The
Company did not incur any significant transaction costs related to this acquisition.
The purchase price allocation for all acquisitions closed during the year ended June 30, 2025, were finalized as of June
30, 2025,
except for Utilities. The Company
completed the purchase price allocation related to
the Utilities acquisition during the three
months
ended
September 30,
2025.
There were
no changes
to the
Utilities preliminary
purchase price
allocation
as of
June 30,
2025.
The
purchase price
allocation of acquisitions
during the
year ended June
30, 2025,
translated at the
foreign exchange
rates applicable on
the date of acquisition, is provided in the table below:
Acquisitions during fiscal 2025
Adumo Utilities Other Total
Final Final Final
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
88,022
$
15,825
$
906
$
104,753
The
fair
value
of
the
non-controlling
interests
recorded
was $
7.6
million.
The
fair
value
of
the
non-controlling
interest
was
determined as
the non-controlling
interests respective
portion of
the equity value
of the entity
acquired by
the Company,
and which
was adjusted for a
20
% minority discount.
Pro forma results related
to acquisitions
Pro forma results of operations have not been presented for the acquisition of Lesaka
Nam, Lesaka Digital Risk and Lesaka Fuel
Software because the effect of these acquisitions, individually and in aggregate, are not material to the Company.
Since the closing of
these acquisitions,
the entities
have contributed
revenue and
net income
of $
0.8
million and
$
0.1
million, respectively,
for the
year
ended June 30, 2025.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.
ACQUISITIONS (continued)
2025 Acquisitions (continued)
Pro forma results related
to acquisitions (continued)
The results
of the
Adumo and
Utilities’ operations
are reflected
in the
Company’s
financial statements
from October
1, 2024,
and March 3, 2025, respectively.
The following unaudited pro forma revenue
and net income information has been
prepared as if the
acquisitions of Adumo and Utilities had occurred on July 1, 2023, using the applicable average foreign exchange rates for the periods presented:
Year
ended June 30,
2025 2024
Revenue $
673,536
$
630,672
Net loss $
(68,367)
$
(37,324)
The unaudited pro forma financial
information presented above includes the
business combination accounting and
other effects
from the
acquisitions including
(1) amortization
expense related
to acquired
intangibles and
the related
deferred tax;
(2) the
loss of
interest income, net of
taxation, as a
result of funding a
portion of the
purchase price in
cash; (3) an
adjustment to exclude all
applicable
transaction-related costs recognized in the Company’s consolidated statement of operations for year ended June 30, 2025, and include the applicable transaction-related costs for the
year ended June 30,
2024; an adjustment to exclude
the post-combination compensation
expenses related to the Utilities acquisition recognized in the
Company’s consolidated statement of operations for year ended June 30,
2025, and
include the
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
Since
the
closing
of
the
acquisitions,
Adumo
and
Utilities
have
contributed
aggregate
revenue
of $
48.6
million
and
net loss
attributable to
the Company,
including intangible
assets amortization
related to
assets acquired,
net of
deferred taxes,
and the
post-
combination compensation charge, of $
16.4
million.
2024 Acquisitions
April 2024 acquisition of Insights
In
April
2024
the
Company
closed
the
acquisition
of
Lesaka
Insights
Proprietary
Limited,
formerly
known
as
Touchsides
Proprietary Limited, (“Insights”). Insight
s
has been allocated to our
Merchant operating segment. The final
purchase price allocation
of the Insights acquisition, translated at the
foreign exchange rates applicable on the date
of acquisition, is provided in the
table below:
Insights
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
Insights
acquisition
is
not
material
to
the
Company. During
the year ended June 30, 2024, the Company
incurred acquisition-related expenditure of
$
0.1
million related to this
acquisition.
Since
the
closing
of
the
Insights
acquisition,
it
contributed
revenue
and
net
loss
of
$
0.9
million
and
$
0.2
million,
r
espectively, for the year ended
June 30, 2024.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.
ACQUISITIONS AND DISPOSITIONS (continued)
Transaction costs and certain compensation costs
The Company did
no
t incur any transaction costs related to the Bank Zero acquisitions during the year ended June 30, 2024. The table below presents transaction costs incurred related to the acquisition of Adumo and Utilities, and the proposed acquisition of Bank
Zero, as well as certain post-combination compensation costs expensed during the years ended June 30, 2026, 2025 and 2024:
Year
ended June 30,
2026 2025 2024
Bank Zero transaction costs $
374
$
599
$
-
Utilities transaction costs
12
410
32
Adumo transaction costs
3
1,564
2,293
Total transaction
costs
389
2,573
2,325
Utilities post-combination services expensed
-
13,586
-
Total $
389
$
16,159
$
2,325
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
Deconsolidation of Humble
Humble
Fair value of consideration received
$
1,211
Add carrying value of non-controlling interest on deconsolidation
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.
ACCOUNTS RECEIVABLE,
net AND OTHER RECEIVABLES
and FINANCE LOANS RECEIVABLE,
net
Accounts receivable, net and other receivables
The Company’s
accounts receivable,
net, and other
receivables as of
June 30,
2026, and June
30, 2025, are
presented in the
table below:
June 30, June 30,
2026 2025
Accounts receivable, trade, net
$
19,329
$
16,433
Accounts receivable, trade, gross
22,536
18,186
Allowance for credit losses, end of period
3,207
1,753
Beginning of period
1,753
1,241
Reversed to statement of operations
(388)
(521)
Charged to statement of operations
2,109
1,856
Write-offs
(526)
(847)
Deconsolidation
(4)
-
Foreign currency adjustment
263
24
Current portion of amount outstanding related to sale of interest in Carbon, net of
allowance of: 2026: $
750
, 2025: $
750
-
-
Amount due from VantagePay,
net of allowance of: 2026: $
0
, 2025: $
1,500
2,010
-
Other receivables
22,426
26,092
Total accounts receivable,
net
$
43,765
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
The Company previously provided
Vantage
Africa Limited (“VantagePay”)
with a working capital facility
of $
1.5
million. The
Company created an allowance for
credit losses related to
loans receivable of $
1.5
million during the year
ended June 30, 2021, related
to the full amount outstanding as of June 30, 2021. This amount was still outstanding as of June 30, 2025. In May 2026, the Company entered
into a
binding head
of terms
agreement
with VantagePay
which outlines
the steps
to recover
the amount
outstanding.
The
Company believes
that there is
sufficient evidence
to support the
recoverability of
the amount due
from VantagePay.
The Company
recorded a reversal of the allowance for credit losses of $
1.5
million previously recognized during the
year ended June 30, 2026. The
Company also recognized outstanding interest of $
0.5
million during the year ended June 30, 2026.
O
ther receivables include prepayments, deposits, income taxes receivable and other receivables.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.
ACCOUNTS RECEIVABLE,
net AND OTHER RECEIVABLES
and FINANCE LOANS RECEIVABLE,
net
(continued)
Finance loans receivable, net
The Company’s finance
loans receivable, net, as of June 30, 2026, and June 30, 2025, is presented in the table below:
June 30, June 30,
2026
2025
Microlending finance loans receivable, net $
80,584
$
52,492
Microlending finance loans receivable, gross
85,265
56,140
Allowance for credit losses - finance loans receivable, end of period
4,681
3,648
Beginning of period
3,648
1,947
Reversed to statement of operations
-
(161)
Charged to statement of operations
7,261
4,301
Write-offs
(6,600)
(2,499)
Foreign currency adjustment
372
60
Merchant finance loans receivable, net
23,226
21,618
Merchant finance loans receivable, gross
28,664
23,214
Allowance for credit losses - finance loans receivable, end of period
5,438
1,596
Beginning of period
1,596
2,697
Reversed to statement of operations
(117)
(22)
Charged to statement of operations
3,931
2,576
Write-offs
(459)
(3,709)
Foreign currency adjustment
487
54
Total finance
loans receivable, net
$
103,810
$
74,110
Total finance
loans receivable, net, comprises
the Consumer operating
segment’s microlending
finance loans receivable related
to
the
Company’s
microlending
operations
in
South
Africa
as
well
as
its
Merchants
operating
segment’s
merchant
finance
loans
receivable lending activities in South Africa. Certain merchant finance loans receivable with an aggregate balance of $
22.5
million as
of June 30, 2026 have been pledged as security for the Company’s revolving credit facility (refer to Note 12).
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
order to
develop an
expected loss
rate for
the lending
book. The
allowance for
credit losses
related to
these microlending
finance loans receivables is calculated
by multiplying the expected loss
rate with the month end outstanding
lending book. Default is
defined as loans in 90 days in arrears or greater and is primarily driven by missed or disrupted customer payments, as a result of non-
receipt
of
social
grant
income
and
broader
affordability
pressures.
Loss
outcomes
are
further
influenced
by
limited
post-default
recoveries. The Company continues to undertake recovery activity for up to six months post
write-off; however, recoveries during this
period are minimal. After six months, collection activity ceases and recoveries are considered negligible.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.
ACCOUNTS RECEIVABLE,
net AND OTHER RECEIVABLES
and FINANCE LOANS RECEIVABLE,
net
(continued)
Finance loans receivable, net (continued)
In June
30,
2026, the
Company
reassessed the
expected
loss rate
related
to its
microlending
allowance
for credit
losses. The
assessment
considered
the
performance
of
the
lending
portfolio,
historical
loss
experience,
portfolio
migration
trends,
sensitivity
analyses relating
to larger
loan amounts
and longer
loan terms.
Based on
this review,
the Company’s
concluded that
expected loss
rates should
be reduced
from
6.5
% to
5.5
%.
The review
indicated that,
despite the
introduction of
larger loan
amounts and
longer
repayment
terms,
the
portfolio
continued
to
perform
broadly
in
line
with
expectations
and
the
model-derived
expected
credit
loss
requirement
remained
below
the
historical
expected
loss
ratio,
including
during
periods
of
elevated
delinquency
and
operational
disruptions. The reduction in the expected loss ratio resulted in a decrease in the allowance for credit losses of $
0.9
million (ZAR
14.0
million, translated at
exchange rates applicable as
of June 30,
2026) which is
included in the
caption selling, general and
administration
to the consolidated
statement of operations
for the year
ended June 30,
2026. The underlying
model methodology,
including the use
of historical lifetime loss experience as the foundation of the expected credit loss estimate, remained unchanged.
The expected
loss rate as
of June
30, 2026
and 2025, was
5.50
% and
6.50
%, respectively.
The performing
component (that is,
outstanding loan payments not in arrears) of the book exceeds more than
99.0
% and
98.0
% of outstanding lending book as of June 30,
2026 and 2025, respectively.
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
The Company uses historical default experience over the lifetime of loans generated thus far in order to develop an
expected loss
rate for the lending book.
A loan is classified as being
in default where a client has
missed seven or more instalments, at
which point
a
full
allowance
for outstanding
capital and
accrued
interest is
raised
as a
top-up
to the
general
provision
level. Upon
default,
the
Company commences
recovery procedures
including the
use of
external debt
collectors, asset
attachment through
the Sheriff
of the
High Court, and judgements against
clients in both their
personal and entity capacities.
An account is
only written off once all
recovery
procedures have failed and management confirms no further recovery is possible.
The allowance
for credit
losses related
to these
merchant
finance loans
receivables is
calculated by
adding together
(i) actual
receivables in default plus (ii) the month-end outstanding lending book multiplied by the expected loss rate. The expected loss rate as
of June 30, 2026 and
2025, was approximately
3.21
% and
1.14
%, respectively.
The performing component (that
is, outstanding loan
payments not
in arrears),
under-performing
component (that
is, outstanding
loan payments
that are
in arrears)
and non-performing
component (that
is, outstanding
loans for
which payments
appeared to
have ceased)
of the book
represents approximately
92
%,
7
%
and
1
%, respectively, of the outstanding lending book as of June
30, 2026.
The performing component, under-performing component
and non-performing component of the book represents approximately
95
%,
4
% and
1
%, respectively, of the outstanding lending book
as of June 30, 2025.
5.
INVENTORY
The Company’s inventory
comprised the following categories as of June 30, 2026, and 2025.
June 30, June 30,
2026 2025
Raw materials $
2,378
$
2,963
Work in progress
204
293
Finished goods
17,531
20,295
$
20,113
$
23,551

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
it manages primarily through its
financing activities. In May
2026, the SARB increased the
repurchase rate by 25
basis points to 7.00%
against a backdrop of heightened inflation risks, including
higher oil and fuel prices
associated with the ongoing conflict in the
Middle
East. The SARB subsequently maintained
the repurchase rate at 7.00% in July 2026. Inflation
risks nevertheless remain elevated and
further increases in interest rates remain possible should inflationary pressures persist or intensify.
Accordingly,
assuming no changes
in the margins
applicable to the
Company’s
borrowings (refer to
Note 12) or
the amount of
borrowings outstanding,
an increase
in benchmark
interest rates
would result
in a
corresponding increase
in the
Company’s
cost of
borrowing.
The
Company
periodically
evaluates
the
cost
and
effectiveness
of
interest
rate
hedging
strategies
to
manage
this
risk.
The
Company
generally
maintains
surplus
cash
in
cash
equivalents
and
held-to-maturity
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
for the years ended June 30, 2026 and 2025 and 2024
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
for the years ended June 30, 2026 and 2025 and 2024
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
Long-term growth rate:
4.5
%
Marketability discount:
15
%
Minority discount:
17
%
Net adjusted external debt - June 30, 2025:
(1)
ZAR
8.3
billion ($
0.5
billion), no lease liabilities included
(1) translated from ZAR to U.S. dollars at exchange rates applicable as of
June 30, 2025.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
or better.
The Company
uses quoted
prices in
active markets
for similar
assets and liabilities
to determine
fair value
(Level 2). The
Company has
no derivatives
that require
fair value
measurement under
Level 1,
Level 2
or Level
3 of
the fair
value
hierarchy.
The Company had
no
outstanding foreign exchange contracts as of June 30, 2026 and June 30,
2025, respectively.
The following table presents the
Company’s assets measured
at fair value on a recurring basis as of
June 30, 2026, according to
the fair value hierarchy:
Quoted Price in
Active Markets for
Identical Assets
(Level 1)
Significant Other
Observable Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Related to insurance business:
$ $ $ $
Mutual fund (included in cash,
cash equivalents and restricted
cash)
-
3,688
-
3,688
Cash, cash equivalents and
restricted cash (included in other
long-term assets)
141
-
-
141
Mutual fund
(included in other
long-term assets)
-
4,598
-
4,598
Total assets at fair value
$
141
$
8,286
$
-
$
8,427
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.
FAIR VALUE
OF FINANCIAL INSTRUMENTS (continued)
Financial instruments (continued)
During
the year
ended
June 30,
2026,
the
Company
transferred
its investment
in
Cell C
Listco
out
of
Level 3
following
the
disposal of these
equity securities. During
the year ended
June 30, 2026,
the Company recorded
an increase in
the carrying value
of
its investment in Cell C Listco prior to the disposal of these equity securities. There have been no
transfers in or out of Level 3 during
the year ended June 30, 2025. There was
no
movement in the carrying value of assets measured at fair value on a recurring basis, and categorized within Level 3, during the year ended June 30, 2025.
Summarized below is
the movement in the carrying
value of assets measured
at fair value on a
recurring basis, and categorized
within Level 3, during the year ended June 30, 2026:
Carrying value
Assets
Balance as of June 30, 2025 $
-
Gain on fair value re-measurement
2,971
Disposal of investment in Cell C
(2,971)
Foreign currency adjustment (1)
-
Balance as of June 30, 2026 $
-
(1) The
foreign currency
adjustment represents
the effects
of the fluctuations
of the South
African rand
against the
U.S. dollar
on the carrying value.
Summarized below is the movement in the carrying value of
assets and liabilities measured at fair value on a recurring basis, and
categorized within Level 3, during the year ended June 30, 2025:
Carrying value
Assets
Balance as at June 30, 2024 $
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
of
the
asset
exceeds
its
fair
value
and
the
excess
is
determined
to
be
other-than-temporary.
Refer
to
Note
9
for
impairment
charges
recorded during the
reporting periods presented
herein. The Company
has
no
liabilities that
are measured at
fair value
on a
nonrecurring
basis.
Long-term borrowings
The fair value of long-term borrowings approximates its carrying amounts because they represent the carrying amounts of
variable-rate borrowings that are reset quarterly.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.
PROPERTY,
PLANT AND EQUIPMENT,
net
Summarized below
is the cost,
accumulated depreciation
and carrying amount
of property,
plant and
equipment as of
June 30,
2026 and 2025:
June 30, June 30,
2026 2025
Cost
Vaults $
41,427
$
33,276
Computer equipment
(A)
60,214
52,047
Furniture and office equipment
11,141
9,723
Motor vehicles
7,053
4,873
Plant and machinery
143
91
119,978
100,010
Accumulated depreciation:
Vaults
17,806
11,911
Computer equipment
(A)
39,935
34,158
Furniture and office equipment
8,130
7,225
Motor vehicles
3,815
1,747
Plant and machinery
80
45
69,766
55,086
Carrying amount:
Vaults
23,621
21,365
Computer equipment
20,279
17,889
Furniture and office equipment
3,011
2,498
Motor vehicles
3,238
3,126
Plant and machinery
63
46
$
50,212
$
44,924
(A) Cost and accumulated
depreciation for computer equipment
and totals for cost and
accumulated depreciation as of
June 30,
2025, have each been increased by $
6.5
million to correct the error discussion in Note 1.
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
ten years
. The
Company
also operates
parts of
its financial
services
business from
locations which it leases for a period of less than
one year
.
The Company’s
operating lease expense
during the years
ended June 30,
2026, 2025 and
2024, was $
5.9
million, $
4.8
million,
and $
3.2
million, respectively. The Company does
not have any
significant leases that
have not commenced as
of June 30,
2026, except
for a new regional office in Cape Town
,
Western Cape, South Africa
(refer below).
The Company
has entered into
short-term leasing
arrangements, primarily
for the lease
of branch
locations and other
locations
to operate
its financial
services business
in South
Africa.
The Company’s
short-term lease
expense during
the years
ended June
30,
2026, 2025 and 2024, was $
1.9
million, $
4.7
million and $
3.6
million, respectively.
New corporate head office and other leases obtained
In December
2025, the
Company,
through Lesaka
SA, entered
into a
leasing arrangement
for
a new
corporate head
office
in
Dunkeld,
Gauteng, South
Africa with
Oxford Parks
Proprietary Limited,
a limited
liability private
company incorporated
in South
Africa. The lease
commenced on July
1, 2026 and
is for a
period of
10 years
with
two
renewal options of
five years
each. The Company
secured beneficial
occupation from
April 1,
2026, and
recorded a
ROU asset
and an
operating lease
liability related
to this
lease in
April 2026 upon
taking beneficial occupation.
The Company was
required to provide
a bank guarantee
or cash totaling
$
0.5
million
(ZAR
7.5
million, translated
at exchange
rates applicable
as of
June 30,
2026) to
the lessor
and on
May 29,
2026, it
procured
and
delivered a bank guarantee
to the lessor. The
Company expects to
pay an annual
basic lease expense
of $
1.5
million (ZAR
25.1
million,
translated at exchange rates applicable as of June 30, 2026), which increases by
6.25
% per annum.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.
LEASES (continued)
New corporate head office and other leases obtained (continued)
In April 2026,
the Company,
through Lesaka SA,
entered into a
binding offer
to lease for a
new regional office
in Cape Town,
Western
Cape,
South
Africa
with
Growthpoint
Securitisation
Warehouse
Trust,
a
trust
incorporated
in
South
Africa.
The
lease
commences on October 1, 2026 and is for a
period of
10 years
. The Company secured beneficial occupation from August 1, 2026, and recorded
a ROU
asset and
an
operating
lease liability
related
to this
lease
in August
2026
upon taking
beneficial occupation.
The
Company expects to
pay an annual basic
lease expense of $
0.7
million (ZAR
11.3
million, translated at exchange
rates applicable as
of June 30, 2026), which increases by
7.50
% per annum.
Impairment of previous corporate head office
lease and other leases
In March 2026, the
Company determined that its
existing operating lease arrangements
for its corporate head
office and certain
related
leased
facilities
will no
longer
be
utilized
as originally
intended
as a
result
of
the
new
lease
arrangement
and
the
planned
transition of its corporate
head office and other
operating activities to the
new premises. In June
2026, the Company determined
that
other
existing
operating
lease
arrangements,
primarily
in
Cape
Town,
for
leased
facilities
will
no
longer
be
utilized
as
originally
intended
as
a
result
of
the
new
lease
arrangement
concluded
in
April
2026.
Accordingly,
the
Company
identified
indicators
of
impairment for these related ROU assets and certain items of property, plant and equipment during the year ended June 30, 2026.
The
Company
evaluated
the
impacted
ROU
assets
for
impairment
in
March
2026
and
again
in
June
2026.
The
asset groups
consisted of operating lease
ROU assets and related leasehold
improvements associated with the
affected locations as well
as certain
items of property,
plant and equipment, including
furniture and office
equipment. The recoverability
tests indicated that the
carrying
amounts of these asset groups
were not recoverable, as
the undiscounted future cash flows
were insufficient to
recover their carrying
values.
The
Company
initially
measured
these
operating
lease
ROU
assets
and
related
leasehold
improvements
at
fair
value
on
a
non-recurring basis during
the nine months ended
March 31, 2026, as
a result of impairment.
In June 2026, the
Company reassessed
the initial measurement
of the fair
value exercises
performed in
March 2026,
and remeasured the
fair value
of these
operating lease
ROU assets and related
leasehold improvements
at fair value
using updated information
as of June 30,
2026. The Company
updated
its inputs
for the
remaining lease
terms, expected
sublease income
and market
rental rates
with current
information available
as of
June 30, 2026. The
Company also measured
other operating lease ROU
assets and related leasehold
improvements at fair value
on a
non-recurring
basis
during
the
three
months
ended
June
30,
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.
LEASES (continued)
As a result, the
Company recorded an
impairment charge of $
2.6
million during the
year ended June 30,
2026, representing the
excess of
the carrying
amount of
the affected
ROU assets
and related
leasehold improvements
over their
estimated fair
value.
The
impairment charge
is included
in the
caption impairment
loss (refer
to Note
10) in
the consolidated
statement of
operations for
the
year ended June 30, 2026. The impairment did not impact the related operating lease liabilities.
The following
table presents
supplemental
balance sheet
disclosure related
to our
right-of-use assets
and our
operating leases
liabilities as of June 30, 2026 and 2025:
June 30, June 30,
2026 2025
Right-of-use assets obtained in exchange for lease obligations
Weighted average
remaining lease term (years)
6.59
2.84
Weighted average
discount rate
10.1
%
9.8
%
Maturities of operating lease liabilities
2027 $
6,946
2028
5,413
2029
3,693
2030
3,252
2031
2,760
Thereafter
12,396
Total undiscounted
operating lease liabilities
34,460
Less imputed interest
10,714
Total operating lease liabilities,
included in
23,746
Operating lease liability - current
4,408
Operating lease liability - long-term $
19,338
9.
EQUITY-ACCOUNTED
INVESTMENTS AND OTHER LONG-TERM ASSETS
Equity-accounted investments
The Company’s ownership percentage
in its equity-accounted investments as of June 30, 2026 and 2025, was as follows:
June 30, June 30,
2026 2025
Sandulela Technology
Proprietary Limited ("Sandulela")
49
%
49
%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)
50
%
50
%
SmartSwitch Namibia
The Company recorded
a loss
on impairment of
equity-accounted investment of
$
0.6
million during the
nine months ended
March
31, 2026, which primarily includes the release of accumulated other comprehensive loss (refer to Note 15).
Finbond
In December
2023, the
Company sold
its entire
remaining equity
interest in
Finbond which
comprised of
220,523,358
shares,
and which represented approximately
27.8
% of Finbond’s issued and
outstanding ordinary shares immediately
prior to the
sale. Lesaka
SA had pledged, among other things, its entire equity interest in Finbond as security for its previous South African facilities.
Sale of Finbond shares during the year ended
June 30, 2024
On
August
10,
2023,
the
Company,
through
its
wholly
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
b
orrowing facilities, refer to Note 12.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.
EQUITY-ACCOUNTED
INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Finbond (continued)
Sale of Finbond shares during the year ended
June 30, 2024 (continued)
The following table presents the calculation of the loss on disposal of Finbond shares during the year ended June 30, 2024:
Year
ended
June 30,
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
2026 (refer
to Note
4)). The
Company
has
allocated
the $
0.25
million
received
on closing
to the
sale of
the
equity interest
and
allocated
the subsequent
funds
received first to the sale of the equity interest and then to the loans.
The Company
believed that
the fair value
of the Carbon
shares provided
as security was
$
0
(zero), which
was in line
with the
carrying value as
of June 30, 2022,
and created an allowance
for doubtful loans receivable
related to the $
1.0
million previously due
from Etobicoke.
The Company
did not
incur any significant
transaction costs.
The Company
has included
the gain of
$
0.25
million
related to the sale of the Carbon equity interest in the caption net gain on disposal of equity-accounted investments in the Company’s
c onsolidated statements of operations.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.
EQUITY-ACCOUNTED
INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Equity-accounted investments (continued)
Summarized
below is
the movement
in equity-accounted
investments during
the years
ended June
30, 2026
and 2025,
which
includes the investment in equity and the investment in loans provided to equity-accounted investees:
Other
(1)
Total
Investment in equity
Balance as of June 30, 2024 $
206
$
206
Comprehensive income:
114
114
Other comprehensive income
-
-
Equity accounted earnings
114
114
Share of net income
114
114
Dividends received
(96)
(96)
Sale of shares in equity-accounted investment
(507)
(507)
Equity-accounted investment acquired in business combination (Note
3)
477
477
Foreign currency adjustment
(2)
5
5
Balance as of June 30, 2025
199
199
Comprehensive income:
215
215
Other comprehensive income
- -
Equity accounted earnings
215
215
Share of net income
215
215
Dividends received
(105)
(105)
Impairment
(34)
(34)
Foreign currency adjustment
(2)
20
20
Balance as of June 30, 2026 $
295
$
295
(1) Includes Sandulela and SmartSwitch Namibia;
(2) The foreign currency
adjustment represents the
effects of the fluctuations
of the ZAR and
Namibian dollar, against
the U.S.
dollar on the carrying value.
Other long-term assets
Summarized below is the breakdown of other long-term assets as of June 30,
2026, and June 30, 2025:
June 30, June 30,
2026 2025
Total equity investments
$
450
$
-
Investment in
10
% of Cowdi at fair value and loan (1)
450
-
Investment in Cell C (June 30, 2025:
5
%) at fair value (Note 6) (2)
-
-
Investment in
87.50
% of CPS (June 30, 2025:
87.50
%) at fair value (1)(3)
-
-
Insurance investments
4,598
-
Policy holder assets under investment contracts (Note 11)
141
125
Reinsurance assets under insurance contracts (Note 11)
2,416
1,837
Other long-term assets
2,092
1,847
Total other long-term
assets
$
9,697
$
3,809
(1) The Company
determined that Cowdi
and CPS do
not have readily
determinable fair values
and therefore elected
to record
its investments at cost
minus impairment, if any, plus or
minus changes resulting from
observable price changes in orderly
transactions
for the identical or a similar investment of the same issuer.
(2) The Company disposed of its entire shareholding in Cell C in December 2025, refer to Note 6 for additional information.
(3) On October 16, 2020, the
High Court of South Africa, Gauteng Division,
Pretoria ordered that Cash Paymaster Services (Pty)
Ltd (“CPS”) be placed into liquidation.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.
EQUITY-ACCOUNTED
INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Other long-term assets (continued)
Cowdi
During the year ended June 30, 2026, the
Company invested $
0.3
million to acquire a
10
% interest in Cowdi Limited (“Cowdi”),
an entity
incorporated
in England
and Wales,
with operations
through
a Kenyan
wholly-owned subsidiary
offering
digital loans
to
customers in that country. The Company also extended a $
0.75
million credit facility to Cowdi and they withdraw $
0.2
million during
the year ended
June 30, 2026. Cowdi
had utilized $
0.2
million of the
facility as of
June 30, 2026,
and this amount was
repaid in full
in July 2026.
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
Refer to 6 for additional
information regarding the determination
of the fair value of
Company’s investment
in MobiKwik. The
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
2024,
and
therefore
there was
no
change in
the fair
value of
MobiKwik during
that year.
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
South African
facilities described
in Note 12.
On September 30,
2022, Cell C
completed its
recapitalization process
which included
the issuance of additional equity instruments by Cell C. The Company’s effective percentage holding in Cell C’s equity reduced from
15
% to
5
% following the recapitalization. The Company’s investment in Cell C was carried at fair value as of June 30, 2025. Refer to
Note 6 for additional information regarding changes in the fair value of Cell C.
CPS
The Company
deconsolidated
its investment
in CPS
in May
2020. As
of June
30, 2026
and 2025,
respectively,
the Company
owned
87.5
% of CPS’ issued share capital.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.
EQUITY-ACCOUNTED
INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)
Other long-term assets (continued)
Summarized below
are the components
of the Company’s
equity securities
without readily
determinable fair
value and held
to
maturity investments as of June 30, 2026:
Cost basis
Unrealized
holding gains
Unrealized
holding losses
Carrying
value
Equity securities:
Investment in Cowdi $
250
$
-
$
-
$
250
Investment in CPS
-
-
-
-
Total
$
250
$
-
$
-
$
250
Summarized below are the components of the Company’s
equity securities without readily determinable fair value and held to maturity investments as of June 30, 2025:
Cost basis
Unrealized
holding gains
Unrealized
holding losses
Carrying
value
Equity securities:
Investment in CPS $
-
$
-
$
-
$
-
Held to maturity:
Investment in Cedar Cellular notes
-
-
-
-
10.
GOODWILL AND INTANGIBLE
ASSETS,
net
Goodwill
Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2026, 2025 and 2024:
Gross value
Accumulated
impairment Carrying value
Balance as of July 1, 2023 $
152,619
$
(18,876)
$
133,743
Foreign currency adjustment (1)
5,280
(472)
4,808
Balance as of June 30, 2024
157,899
(19,348)
138,551
Impairment loss
-
(17,041)
(17,041)
Acquisitions (Note 3) (2)
76,114
-
76,114
Foreign currency adjustment (1)
2,096
(325)
1,771
Balance as of June 30, 2025
236,109
(36,714)
199,395
Impairment loss
-
(388)
(388)
Acquisition (Note 3) (3)
1,586
-
1,586
Deconsolidation of Humble (Note 3)
(1,515)
-
(1,515)
Foreign currency adjustment (1)
18,770
(2,550)
16,220
Balance as of June 30, 2026 $
254,950
$
(39,652)
$
215,298
(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African Rand against the U.S.
dollar on the carrying value.
(2) – Represents goodwill
arising from the acquisition
of Adumo, Utilities, Lesaka
Nam and Lesaka Fuel
Software and translated
at the foreign
exchange rates applicable
on the date
the transactions became
effective. This goodwill
has been allocated
to the Merchant
(a
portion
Adumo,
Lesaka
Nam
and
Lesaka
Fuel
Software),
Consumer
(a
portion
of
Adumo)
and
Enterprise
(Utilities)
reportable
operating segments.
(3) – Represents goodwill arising from the acquisition
of MobileMart and translated at the foreign exchange rates applicable on
the date the transactions became effective. This goodwill has been allocated to the Enterprise reportable operating segment.
Goodwill associated with
the acquisitions represents the
excess of cost
over the fair value
of net assets
acquired. Goodwill arising
from
these
acquisitions
is not
deductible
for
tax
purposes.
See
Note
3
for
the
allocation
of
the
purchase
price
to
the fair
value
of
a
cquired net assets.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.
GOODWILL AND INTANGIBLE
ASSETS,
net (continued)
Goodwill (continued)
Impairment loss
The Company assesses the carrying
value of goodwill for impairment
annually, or
more frequently,
whenever events occur and
circumstances change indicating
potential impairment. The Company
performs its annual impairment
test as at June 30
of each year.
The Company did not perform a qualitative assessment during the years ended June 30, 2026, 2025 and 2024, respectively.
Except as
discussed below, no goodwill
has been impaired during the years ended June 30, 2026, 2025 and 2024, respectively.
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
in an impairment loss in the future.
Year ended
June 30, 2026 goodwill impairment loss
The Company
recognized an impairment
loss of $
0.4
million as a
result of the
impairment analysis performed
as of March
31,
2026, related
to goodwill
allocated to
its SwitchPay
reporting unit
within its
Merchant segment.
The impairment
is included
within
the caption impairment loss in the consolidated statement of operations for the year ended June 30, 2026.
At June 30, 2025, the fair value of the SwitchPay reporting
unit exceeded its carrying value by
50
%. The impairment loss in the
SwitchPay reporting unit
resulted from the termination
of its sole customer
contract during fiscal 2026
which adversely impacted
its
future cash flows, growth prospects and its ability to continue as a going concern.
Year ended
June 30, 2025 goodwill impairment loss
The Company
recognized an impairment
loss of $
17.0
million as a
result of its
annual impairment
analysis related to
goodwill
allocated to its LCM and Lesaka MT reporting units within its Merchant segment, its Lesaka Payouts reporting unit within Consumer segment and its Lesaka
Alternative Digital Products
Proprietary Limited, formerly
known as EasyPay Proprietary
Limited, (“Lesaka
ADP”)
reporting
unit
within
its
Enterprise
segment.
The
impairments
are
included
within
the
caption
impairment
loss
in
the
consolidated statement of operations for the year ended June 30, 2025.
At June 30, 2024, the fair value of the LCM reporting unit exceeded its carrying value by
11
%.The impairment loss in the LCM
reporting
unit
resulted
from
a
reassessment
of
the
business’
growth
prospects
in
the
context
of
its
strategic
market
positioning,
optimized capital expenditures and increase WACC
over prior years.
The impairment loss in the Lesaka MT reporting unit resulted from a reassessment of the business’ growth prospects, a strategic decision to exit low return and sub-optimal merchants’ contracts.
The impairment loss in the
Lesaka Payouts reporting unit
resulted from a reassessment of
the business’ growth prospects of
the
reporting unit with lower revenue and therefore lower free cash flow generation expected compared to when performing the purchase price allocation.
Lesaka ADP was acquired in fiscal
2006. At June 30, 2024, the fair
value of the Lesaka ADP reporting unit
exceeded its carrying
value
by
318
%.
The
impairment
loss
in
the
Lesaka
ADP
reporting
unit
during
the
year
ended
June
30,
2025,
resulted
from
a
reassessment of
the business’
growth and
the expected
impact on
its future
cash flows
as a
result the
cash outflows
expected from
initiatives to modernize its existing technology platform to retain and expand its product offering and customer base.
The fair
value of
the Lesaka
Hospitality and
Humble reporting
units
(both allocated
to Merchant)
included in
the Company’s
acquisition of
Adumo did
not substantially exceed
the carrying
value of their
respective reporting
unit. The
fair value of
the Lesaka
Hospitality reporting unit exceeded the carrying value by
2.4
% and Humble exceeded the carrying value by
1
%. As of June 30, 2025,
carrying value
of goodwill
allocated to
Lesaka Hospitality
and Humble
was $
34.0
million and
$
1.5
million, respectively.
All other
reporting units’ fair value exceeded the carrying value of the reporting unit by at least
28
%.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
Lesaka Cash Management
5,688
22,283
Used at June 30, 2025
3.2
-
23
6.0
15.6
5
Used at June 30, 2024
10
-
13.9
5.0
14.7
5
Lesaka MT
3,580
-
Used at June 30, 2025 (
10
) -
37
(10.0)
18.5
5
Used at acquisition
6.7
-
14.9
N/A
18.9
Consumer
2,197
6,027
Lesaka Payouts
2,197
6,027
Used at June 30, 2025
7.5
-
40.2
6.0
18.2
5
Used at acquisition
11.8
-
26.6
N/A
18.9
4
Enterprise
5,576
3,533
Lesaka ADP
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.
GOODWILL AND INTANGIBLE
ASSETS,
net (continued)
Goodwill (continued)
Goodwill has been allocated to the Company’s
reportable segments as follows:
Merchant Consumer Enterprise Carrying value
Balance as of July 1, 2023 $
119,117
$
-
$
14,626
$
133,743
Foreign currency adjustment
(1)
4,279
-
529
4,808
Balance as of June 30, 2024
123,396
-
15,155
138,551
Impairment loss
(9,268)
(2,197)
(5,576)
(17,041)
Acquisitions (Note 3)
63,808
8,423
3,883
76,114
Foreign currency adjustment
(1)
1,698
(199)
272
1,771
Balance as of June 30, 2025
179,634
6,027
13,734
199,395
Impairment loss
(388)
-
-
(388)
Acquisitions (Note 3)
-
-
1,586
1,586
Deconsolidation of Humble (Note 3)
(1,515)
-
-
(1,515)
Foreign currency adjustment
(1)
14,635
495
1,090
16,220
Balance as of June 30, 2026 $
192,366
$
6,522
$
16,410
$
215,298
(1) – The foreign currency adjustment
represents the effects of the fluctuations between
the South African Rand, against the
U.S.
dollar on the carrying value.
The table presents the components of impairment loss for the years ended June
30, 2026 and 2025:
2026 2025
Goodwill impairment loss $
388
$
17,041
Impairment of right-of-use assets (Note 8)
2,623
-
Impairment of property,
plant and equipment
(1)
989
-
Impairment of intangible assets
35
1,822
Total $
4,035
$
18,863
(1) During the
nine months ended
March 31, 2026,
the Company commenced
the process to
wind down its
ATM
business and
recognized an impairment
related to ATMs
recorded in property,
plant and equipment to
reduce the carrying amounts
of these assets
to their
estimated recoverable
values. The
recoverable values
were determined
based on
estimated proceeds
expected to
be realized
primarily
through
the
piecemeal
disposal
of
the
assets.
The
Company’s
management
estimated
the
recoverable
values
based
on
observable market
pricing for
similar assets,
adjusted for
the condition,
age and
expected timing
of sale.
These estimates
represent
management’s best estimate of fair
value less costs
to sell. The
fair value measurements associated
with the impairment were
classified
within
Level
3
of
the
fair
value
hierarchy,
as
the
valuation
incorporates
significant
unobservable
inputs,
including
assumptions
regarding
expected
selling
prices and
market
demand
for
used ATM
equipment.
Actual proceeds
may
differ
from
these estimates
a
rising from changes in market conditions or the timing and manner of disposal.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
Finite-lived intangible asset:
Acquired during the year ended June 30, 2025:
Adumo – technology assets $
13,998
3
-
7
Adumo – customer relationships
11,185
5
-
10
Adumo – brands
3,623
10
-
15
Utilities – technology assets
1,161
4
Utilities – customer relationships
15,010
5
Lesaka Digital Risk – technology assets $
69
0.1
On acquisition of
these businesses, the
Company recognized an
aggregate deferred
tax liability of approximately
$
12.2
million
related to the acquisition of intangible assets during the year ended
June 30, 2025.
Impairment loss during the years
ended June 30, 2026 and 2025
The Company
assesses the carrying
value of
intangible assets
for impairment
whenever events
occur or
circumstances change
indicating that the carrying amount of the intangible asset may not be recoverable.
No
intangible assets have been impaired during the
years ended
years ended June
30, 2026, 2025
and 2024, respectively,
except for intangible
assets of $
0.04
million and $
1.8
million,
respectively,
related to Lesaka
MT which were
fully impaired during
the years ended
June 30, 2026
and 2025. The
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.
GOODWILL AND INTANGIBLE
ASSETS,
net (continued)
Intangible assets (continued)
Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2026, and June 30,
2025:
As of June 30, 2026 As of June 30, 2025
Gross
carrying
value
Accumulated
amortization
and
impairment
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived intangible assets:
Software, integrated
platform and unpatented
technology
(1)
$
153,867
$
(62,220)
$
91,647
$
137,099
$
(41,925)
$
95,174
Customer relationships
(1)
57,862
(26,084)
31,778
53,369
(18,568)
34,801
FTS patent
2,335
(2,335)
-
2,158
(2,158)
-
Brands and trademarks
(1)(2)
19,732
(19,732)
-
18,233
(8,993)
9,240
Total finite-lived
intangible assets
$
233,796
$
(110,371)
$
123,425
$
210,859
$
(71,644)
$
139,215
(1) June
30, 2025,
balances include
the intangible
assets acquired
as part
of the
Adumo acquisition
in October
2024, and
the
Utilities and Lesaka Digital Risk acquisitions in March 2025.
(2)
During
early
calendar
2025,
the
Company’s
executive
considered
the
unification
of
the
Company’s
merchant
segments
operations
and
the
realignment
of
the
Company’s
brands
under
the
master
brand
“Lesaka”.
The
Company’s
Board
of
Directors
approved the realignment of certain of the Company’s brands to the master brand in May 2025. The Company identified the steps and timing to realign
the affected brands
under the master brand
and expects to
have complete alignment by
February 2027, with certain
brands aligned in December 2025. The change in brands has resulted in a change in the useful lives of certain of the
Company’s brand
and
trademark
intangible
assets
which
has
resulted
in
an
increase
(excluding
the
impact
on
“Adumo”
and
“GAAP”
brands)
in
amortization expense
of $
6.3
million and
$
2.6
million during
the years ended
June 30, 2026
and 2025, respectively,
compared with
the comparative
periods assuming
the original
useful lives.
The change
in the
useful lives
resulted in
a $
4.6
million decrease
in the
Company’s net income from continuing operations for the year ended
June 30, 2026, and did
not have a significant impact
on earnings
per share. The change in the
useful lives resulted in a $
1.9
million increase in the Company’s
net loss from continuing operations for
the year ended June 30, 2025, and did not have a significant impact on loss per share. The change did not impact
the year ended June
30, 2024.
Aggregate
amortization
expense on
the finite-lived
intangible assets
for
the
years
ended June
30,
2026,
2025
and
2024,
was
approximately $
29.7
million, $
22.0
million and $
14.4
million, respectively.
Future estimated annual amortization expense for the next five fiscal years and thereafter, using the exchange rates that prevailed on June
30, 2026, is
presented in the
table below.
Actual amortization
expense in future
periods could differ
from this estimate
as a
result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.
Fiscal 2027 $
23,794
Fiscal 2028
23,110
Fiscal 2029
22,383
Fiscal 2030
20,447
Fiscal 2031
16,963
Thereafter
16,728
Total future
estimated annual amortization expense
$
123,425

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.
ASSETS AND POLICYHOLDER LIABILITIES UNDER INSURANCE AND
INVESTMENT CONTRACTS
Reinsurance assets and policyholder liabilities under insurance contracts
Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the years
ended June 30, 2026 and 2025:
Reinsurance
Assets (1)
Insurance
contracts (2)
Balance as of July 1, 2024 $
1,469
$
(2,241)
Increase in policyholder benefits under insurance contracts
461
(10,127)
Claims and policyholders’ benefits under insurance contracts
(131)
9,781
Foreign currency adjustment (3)
38
(57)
Balance as of June 30, 2025
1,837
(2,644)
Increase in policyholder benefits under insurance contracts
799
(13,437)
Claims and policyholders’ benefits under insurance contracts
(412)
12,690
Foreign currency adjustment (3)
192
(297)
Balance as of June 30, 2026 $
2,416
$
(3,688)
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
assumptions of
future experience
plus a risk
adjustment for
non-financial risk,
as required
in the markets
in which
these products are offered, namely South Africa. The process of deriving the best estimates assumptions plus risk adjustments include assumptions related to claim reporting delays (based on
average industry experience) and their associated costs
as well as assumptions
related to the present value of disability claims in payment.
Assets and policyholder liabilities under investment contracts
Summarized below is the movement in assets
and policyholder liabilities under investment contracts during the years ended June
30, 2026 and 2025:
Assets (1)
Investment
contracts (2)
Balance as of July 1, 2024 $
216
$
(216)
Increase in policyholder benefits under investment contracts
5
(5)
Claims and decrease in policyholders’ benefits under investment contracts
(101)
101
Foreign currency adjustment (3)
13
(5)
Balance as of June 30, 2025
133
(125)
Increase in policyholder benefits under investment contracts
6
(6)
Foreign currency adjustment (3)
2
(10)
Balance as of June 30, 2026 $
141
$
(141)
(1) Included in other long-term assets (refer to Note 9);
(2) Included in other long-term liabilities;
(3) Represents the effects of the fluctuations of the ZAR against the U.S. dollar.
T
he Company does not offer any investment products with guarantees related to capital or returns.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
December
31,
2026.
ZARONIA
reflects
the
interest
rate
at
which
rand-denominated
overnight
wholesale
funds
are
obtained
by
commercial
banks.
The
“No
New
JIBAR”
initiative
commenced
on
May
1,
2026,
marking
the
cut-off
date
from
which
market
participants should no
longer enter
into new
financial contracts
referencing JIBAR, except
in clearly
defined and limited
circumstances.
Certain of the
Company’s borrowings referenced JIBAR as
a base interest rate.
In February 2026,
the Company amended its
borrowing
agreement to change
the reference rate
from JIBAR to
ZARONIA from April
1, 2026 in
anticipation of the
“No New JIBAR”
initiative.
The reference
rate applicable
to Facilities
A and
B uses
ZARONIA plus
a credit
adjustment spread
(“CAS”), which
is intended
to
place the parties in substantially the same economic position as if JIBAR had not ceased.
South Africa
The ZARONIA
rate and
CAS on June
30, 2026,
was
6.73
% and
0.1619
%, respectively.
The prime
rate, the benchmark
rate at
which private sector banks lend to the public in South Africa, on June 30,
2026, was
10.50
%.
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
1.1
billion ($
66.0
million) (the “GBF”, and collectively with Facility A, Facility B and Senior RCF, the “Facilities”), which are described in more detail below.
On February
27, 2026,
the Company,
Lesaka SA
and a
number of
other subsidiaries
of Lesaka
SA, the
Lenders and
the Debt
Guarantor entered
into a Amended
and Restated Common
Terms
Agreement (“CTA”)
which replaced the
Original Common
Terms
Agreement (“Original CTA
”), and:
● amended the reference rate from JIBAR to ZARONIA;
●
aligned the
annual repayment
dates for
Facility B
from February
to March,
with the
final maturity
date unchanged
as
February 28, 2029; and
●
updated certain provisions to expressly permit the implementation of interest rate hedging.
The CTA was further amended by a letter dated March 27, 2026, due to a change in the working capital facility discussed below.
The Company,
Lesaka SA
and the
majority of
Lesaka SA’s
directly and
indirectly wholly-owned
subsidiaries have
agreed to
guarantee the obligations of Lesaka SA and of the other borrowers under the Facilities to the
Lenders.
Lesaka
has
pledged
its
equity
interests
in
Lesaka
SA
and
the
Company’s
interests
in
a
certain
banking
account
to
the
Debt
Guarantor as collateral securing Lesaka's guarantee obligations.
The CTA
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.
BORROWINGS (continued)
South Africa (continued)
Facilities obtained in February 2025 (continued)
Long-term borrowings – Facility A and Facility B Agreements
Lesaka SA may
borrow up to an
aggregate amount of
ZAR
2.2
billion for the sole
purpose of refinancing
the existing facilities
of Lesaka
SA and
Lesaka Cash
Management
with RMB,
funding
transaction costs
and for
general corporate
purposes. Lesaka
SA
utilized Facility A in full
on February 28,
2025, to settle a portion
of its existing facilities with
RMB and to settle all of
Lesaka Cash
Management’s
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
terms.
Lesaka
SA
is
permitted
to
make
voluntary
prepayments
of
Facility
A,
and
is
permitted
to
subsequently
utilize
any
voluntary
prepayments made under Facility A under the RCF Agreement. Amounts utilized under the RCF Agreement are required to be repaid
in full on February 28, 2029. No drawdowns has occurred under the RCF.
Facility B is
required to be repaid
in
four
annual installments, as follows:
(i) ZAR
150.0
million ($
9.0
million) was paid on
March
31, 2026; (ii) ZAR
200.0
million ($
12.2
million) on March 31, 2027; (iii) ZAR
300.0
million ($
18.3
million) on March 31, 2028; and
(iv) ZAR
350.0
million ($
21.3
million) on February 28, 2029. Facility B is
subject to customary mandatory prepayment terms. Lesaka
SA is permitted to make voluntary prepayments of Facility B, however it is unable to subsequently utilize any amounts prepaid.
Interest on Facility A
and Facility B as well
as any interest related
to utilization under
the RCF Agreement is
payable quarterly
in arrears at end of March, June, September and December,
with the first interest payment commencing on June 30, 2025.
Short-term facility - General Banking Facility
Lesaka SA
and certain
of its
subsidiaries may
borrow up
to an
aggregate of
ZAR
1.1
billion under
a general
banking facility
(“GBF”) from RMB for general corporate expenditure (including capital expenditure) and working capital purposes of the Lesaka SA and certain of
its subsidiaries. Lesaka
SA utilized a
portion of the
GBF to refinance
its existing general
banking facility.
As of June
30, 2026, the Company had utilized ZAR
339.2
million ($
20.7
million) of this facility.
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
67.7
million),
which
include
a
general
banking
facility
(a
demand
facility);
short-term
direct
and
contingent facilities which cover
forward exchange contracts and credit
cards; an indirect facility of ZAR
90.8
million ($
5.5
million)
for bank
guarantees; and
settlement lines
of ZAR
326.0
million ($
19.9
million). The
direct facilities
may be
reallocated as
indirect
facilities, and indirect facilities
may be reallocated as
direct facilities. As
of June 30, 2026,
the Company had utilized
ZAR
33.1
million
($
1.9
million) of
its other
facilities to
enable the
bank to
issue guarantees,
letters of
credit and
forward exchange
contracts (refer
to
Note 22).
The facilities under the
Restated GBF Agreement were
available for utilization
from March 30, 2026,
and are subject to annual
review by
RMB. Lesaka SA
paid and
capitalized an upfront
fee paid to
RMB and legal
fees paid to
legal advisors totaling
ZAR
4.2
million ($
0.3
million) related to this transaction.
Interest on the GBF is payable monthly and is based on the South African prime rate in effect from time to time less
0.50
%. The
Company pays a
commitment fee of
0.70
% (seventy basis
points) per annum
(excluding VAT)
of the unutilized
GBF, where utilization
of the GBF is less than
90
% of available GBF.
This fee is calculated daily and payable monthly in arrears.
Wesbank Facilities
The Company, through certain
of its
South African subsidiaries,
has an
asset-backed facility of
ZAR
214.5
million ($
13.1
million)
of which ZAR
147.7
million ($
9.0
million) has been utilized.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.
BORROWINGS (continued)
South Africa (continued)
Refinanced Lesaka Capital Loan Document,
comprising long-term borrowings
On September 5,
2025, the
Company, through its indirect
South African subsidiaries
Lesaka Capital Proprietary
Limited (“Lesaka
Capital”) and Lesaka Fuel, entered into a
ZAR
400
million Revolving Credit Facility Agreement (“Lesaka
Capital Loan Document”)
of which ZAR
316.8
million has been utilized as of June 30, 2026.
The Lesaka
Capital Loan
Document contain
customary covenants
that require
Lesaka Capital
and Lesaka
Fuel to
collectively
maintain a specified capital adequacy
ratio, restrict the ability of the
entities to make certain distributions with
respect to their capital
stock, encumber their assets, incur additional indebtedness, make investments, engage in certain business combinations and engage in other corporate activities.
Pursuant to the Lesaka
Capital Loan Document,
Lesaka Capital and Lesaka Fuel
collectively may borrow up to
an aggregate of
ZAR
400.0
million for
the sole
purposes of
funding Lesaka
Capital’s
and Lesaka
Fuel’s
lending business,
settling up
to ZAR
20.0
million related to an intercompany loan to Lesaka Capital’s
direct parent, and paying structuring and execution fee and legal costs.
Interest is payable on the last business day of each calendar month.
The Company
paid a
non-refundable structuring
and execution
fee of
ZAR
0.5
million, excluding
value added
taxation, to
the
RMB on closing of the Lesaka Capital Loan Document in September 2025.
Certain merchant finance loans receivable have been pledged as security for the revolving credit facility obtained from RMB.
Nedbank facility, comprising short-term facilities
As of
June 30,
2026 and
June 30,
2025, the
Company had
utilized ZAR
2.1
million ($
0.1
million) and
ZAR
2.1
million ($
0.1
million), respectively,
of its indirect and derivative
facilities of ZAR
156.6
million (June 30, 2025: ZAR
156.6
million) to enable the
bank to issue guarantees, letters of credit and forward exchange contracts (refer to Note 22).
In terms of a commitment provided to the lender under the CTA, the Company has undertaken not to utilize more than ZAR
5.0
million ($
0.3
million) of the Nedbank Facility.
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
RMB Bridge
Facilities,
comprising
a short-term
facility
obtained
in September
2024 and
amended
in December
2024
(all
repaid)
On September 30, 2024, Lesaka SA entered into a Facility Letter (the “F2024 Facility Letter”) with RMB to provide
Lesaka SA
a ZAR
665.0
million funding
facility (the
“Bridge Facility”).
The Bridge
Facility was
used by
Lesaka SA
to (i)
settle an
amount of
ZAR
232.2
due
under
the
Adumo
transaction
(refer
to
Note
3);
(ii)
pay
Crossfin
Holdings
(RF)
Proprietary
Limited
(“Crossfin
Holdings”) ZAR
207.2
million under a share purchase agreement concluded between Lesaka SA and Crossfin Holdings (refer to
Note
14); (iii) pay
an amount of
ZAR
147.5
million, which includes
interest, notified by
Investec to Adumo
and Lesaka SA
as a result
of
the transaction described in Note 3, and (iv) pay an origination fee of ZAR
7.6
million to RMB. The Facility also provided Lesaka SA
with ZAR
70.0
million for transaction-related expenses.
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
for the years ended June 30, 2026 and 2025 and 2024
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
for the years ended June 30, 2026 and 2025 and 2024
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.
BORROWINGS (continued)
Movement in short-term credit facilities
Summarized below are the Company’s short-term facilities as of June 30, 2026, and the movement in the Company’s short-term
facilities from as of June 30, 2025 to as of June 30, 2026:
RMB RMB Nedbank RMB RMB RMB
GBF Other Facilities Connect Bridge Facility E Total
Short-term facilities available as
of June 30, 2026 $
67,702
$
5,534
$
9,542
$
-
$
-
$
-
$
82,778
Overdraft
67,702
-
-
-
-
-
67,702
Indirect and derivative
facilities
-
5,534
9,542
-
-
-
15,076
Movement in utilized overdraft
facilities:
Balance as of June 30, 2024
-
-
-
9,351
-
6,737
16,088
Utilized
27,917
-
-
5,655
41,150
23,894
98,616
Repaid
(4,311)
-
-
(14,627)
(39,205)
(31,028)
(89,171)
Foreign currency adjustment (1)
863
-
-
(379)
(1,945)
397
(1,064)
Balance as of June 30, 2025
24,469
-
-
-
-
-
24,469
No restrictions as to use
24,469
-
-
-
-
-
24,469
Utilized
123,712
-
-
-
-
-
123,712
Repaid
(129,417)
-
-
-
-
-
(129,417)
Facility fees paid
(252)
-
-
-
-
-
(252)
Facility fees amortized
64
-
-
-
-
-
64
Foreign currency
adjustment
(1)
2,095
-
-
-
-
-
2,095
Balance as of June 30, 2026
20,671
-
-
-
-
-
20,671
No restrictions as to use
20,671
-
-
-
-
-
20,671
Interest rate as of June 30,
2026 (%)
(2)
10.00
Interest rate as of June 30,
2025 (%)
(2)
10.25
Movement in utilized indirect and
derivative facilities:
Balance as of June 30, 2024
-
1,821
116
-
-
-
1,937
Foreign currency
adjustment (1)
-
43
3
-
-
-
46
Balance as of June 30, 2025
-
1,864
119
-
-
-
1,983
Guarantees cancelled
-
(1,543)
-
-
-
-
(1,543)
Utilized
-
3,588
-
-
-
-
3,588
Foreign currency
adjustment (1)
-
370
10
-
-
-
380
Balance as of June 30, 2026 $
-
$
4,279
$
129
$
-
$
-
$
-
$
4,408
(1) Represents the effects of the fluctuations between the ZAR and the
U.S. dollar.
(2) RMB GBF interest is set at prime less
0.50
%.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption
interest expense
on
the
consolidated
statement
of
operations
during
the
years
ended
June
30,
2026
and
2025,
was
$
2.5
million
and
$
4.2
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.
BORROWINGS (continued)
Movement in long-term borrowings
Summarized below is the movement in the Company’s
long-term borrowing from as of June 30, 2025, to as of June 30, 2026:
Facilities
Lesaka A Lesaka B
Asset
backed CCC
Lesaka
G & H
Connect
A&B Total
Opening balance as of June 30,
2024 $
-
$
-
$
8,379
$
11,841
$
56,151
$
66,815
$
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
Opening balance as of June
30, 2025
120,375
56,321
7,179
16,894
-
-
200,769
Facilities utilized
-
-
5,977
972
-
-
6,949
Facilities repaid
-
(8,953)
(4,788)
-
-
-
(13,741)
Non-refundable fees paid
-
-
-
(33)
-
-
(33)
Non-refundable fees
amortized
314
-
5
29
-
-
348
Capitalized interest
-
-
-
-
-
-
-
Capitalized interest repaid
-
-
-
-
-
-
-
Foreign currency
adjustment (1)
9,902
4,439
632
1,446
-
-
16,419
Closing balance as of
June 30, 2026
130,591
51,807
9,005
19,308
-
-
210,711
Included in current
-
12,190
3,924
-
-
-
16,114
Included in long-term
130,591
39,617
5,081
19,308
-
-
194,597
Unamortized fees
(799)
-
-
(6)
-
-
(805)
Due within 2 years
-
18,285
3,085
19,314
-
-
40,684
Due within 3 years
131,390
21,332
1,694
-
-
-
154,416
Due within 4 years
-
-
302
-
-
-
302
Due within 5 years $
-
$
-
$
-
$
-
$
-
$
-
$
-
Interest rates as of June 30, 2026
(%):
10.14
10.04
10.75
10.40
-
-
Base rate (%)
6.73
6.73
10.50
10.50
-
-
Credit adjustment spread (%)
0.16
0.16
-
-
-
-
Margin (%)
3.25
3.15
0.25
(0.10)
-
-
Footnote number (2)(3) (4)(5) (6) (7)
Interest rates as of June 30, 2025
(%):
10.54
10.44
11.50
11.70
-
-
Base rate (%)
7.29
7.29
10.75
10.75
-
-
Margin (%)
3.25
3.15
0.75
0.95
-
-
Footnote number (3) (5) (6) (8)
(1) Represents the effects of the fluctuations between the ZAR and the
U.S. dollar.
(2) From April
1, 2026, interest on
Facility A is based
on ZARONIA in
effect from
time to time plus
a margin.
The margin on
Facility A is determined with
reference to the Net Debt
to EBITDA Ratio, and the
margin will be either (i)
3.25
%, if the Net Debt to
EBITDA Ratio is greater than or equal to 2.5 times; or (ii)
2.50
%, if the Net Debt to EBITDA Ratio is less than 2.5 times.
(3) Interest
on Facility
A was based
on the JIBAR
in effect
from time
to time plus
an initial margin
of
3.25
% per annum
until
June 30,
2025. From
July 1,
2025,
to March
31, 2026,
the margin
on Facility
A was
determined with
reference to
the Net
Debt to
EBITDA Ratio, and the margin would be either (i)
3.25
%, if the Net Debt to EBITDA Ratio was greater than or equal to 2.5 times; or
( ii)
2.50
%, if the Net Debt to EBITDA Ratio was less than 2.5 times.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.
BORROWINGS (continued)
Movement in long-term borrowings (continued)
(4) From April 1, 2026, interest on Facility B is calculated based on ZARONIA from time to time plus a margin. The margin on
Facility B is determined
with reference to the
Net Debt to EBITDA Ratio,
and the margin will be
either (i)
3.15
%, if the Net Debt to
EBITDA Ratio is greater than or equal to 2.5 times; or (ii)
2.40
%, if the Net Debt to EBITDA Ratio is less than 2.5 times.
(5) Interest on Facility B was calculated based on JIBAR from time to time plus an initial margin of
3.15
% per annum until June
30, 2025. From July 1, 2025, to March 31, 2026, the margin on Facility B was determined with reference to the Net
Debt to EBITDA
Ratio, and the margin would be
either (i)
3.15
%, if the Net
Debt to EBITDA Ratio
was greater than or equal
to 2.5 times; or
(ii)
2.40
%,
if the Net Debt to EBITDA Ratio was less than 2.5 times.
(6) Interest is charged at prime plus
0.75
% per annum on the utilized balance.
(7) Interest is charged at prime less
0.10
% per annum on the utilized balance.
(8) Interest was charged at prime plus
0.95
% per annum on the utilized balance.
Interest expense incurred under the Company’s South African long-term borrowings and included in the caption interest expense
on the consolidated
statement of operations
during the years
ended June 30,
2026, 2025
and 2024, was
$
14.4
million, $
16.9
million
and $
16.1
million, respectively.
Prepaid facility
fees amortized
included
in interest
expense during
the years
ended June
30, 2026,
2025 and 2024, was $
0.3
million, $
0.4
million and $
0.4
million, respectively.
Interest
expense
incurred
under
the
Company’s
South
African
long-term
borrowings
to fund
its Consumer
lending book
and
Lesaka Capital’s merchant finance loans receivable are
included in the caption
cost of goods
sold, IT processing, servicing and
support
on the consolidated statement of operations.
Total interest expense incurred related
to the Consumer lending book (for the year ended
June 30,
2026 and
the four
months ended
June 30,
2025)
and interest
incurred under
the Lesaka
Capital’s
merchant finance
loans
receivable was $
7.2
million, $
2.9
million, and $
1.4
, for the years ended June 30, 2026, 2025 and 2024, respectively.
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
13.
OTHER PAYABLES
Summarized below is the breakdown of other payables as of June 30,
2026 and 2025:
June 30, June 30,
2026 2025
Vendor
wallet balances
$
35,154
$
19,529
Accruals
10,562
8,469
Clearing accounts
9,682
6,766
Provisions
12,076
8,497
Value
-added tax payable
(A)
6,668
6,347
Payroll-related payables
1,798
1,931
Deferred consideration due to seller of Utilities (Note 3)
-
13,837
Other
7,322
10,659
$
83,262
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
In December 2025,
the Company determined
that the liquidation
of CPS is at
an advanced stage
and released an
accrual raised
at the time of
deconsolidation. The release has
been included in the
caption “Other income” in
the consolidated statement of operations
f or the year ended June 30, 2026.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
Issue of shares to Lesaka Cash Management sellers pursuant to
April 2022 transaction
The total purchase consideration
pursuant to the Lesaka
Cash Management acquisition
in April 2022 includes
3,185,079
shares
of the Company’s
common stock. These shares of
common stock were issued in
three
equal tranches on each of
the first, second and
third anniversaries of the April 14, 2022 closing. The Company legally issued
1,061,693
shares of its common stock, representing the
third and second tranche, to the Lesaka Cash
Management sellers in each of April 2025 and 2024,
respectively, and this had no impact
on the number of shares,
net of treasury,
presented in the consolidated
statement of changes in
equity during the year
ended June 30,
2025
and
2024,
respectively
because
these
shares
were
included
in
the
3,185,079
shares included
in
the
number
of shares,
net
of
treasury, as of June 30, 2025
and 2024.
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
2026, 2025 and 2024:
2026 2025 2024
Number of shares, net of treasury:
Statement of changes in equity – common stock
83,306,794
81,249,097
64,272,243
Less: Non-vested equity shares that have not vested as of end of year (Note 17)
2,462,188
2,169,900
2,084,946
Number of shares, net of treasury excluding non-vested equity shares that have not vested
80,844,606
79,079,197
62,187,297
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
LP
(“ALAC”),
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.
COMMON STOCK (continued)
Redeemable common stock issued pursuant to transaction with the IFC Investors (continued)
During the
year ended
June 30,
2026, ALAC,
made numerous
filings on
Form 4
Statement of
Beneficial Ownership
with the
United States Securities and Exchange
Commission reporting that ALAC
had sold an aggregate of
925,352
shares of the Company’s
common stock and therefore the additional contractual rights, including the put option rights related to these
925,352
shares, expired.
The Company
reclassified $
10.0
million related
to these
925,352
shares sold
from redeemable
common stock
to additional
paid-in-
capital during the year ended June 30, 2026.
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
for the years ended June 30, 2026 and 2025 and 2024
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
Common stock repurchases
October 2024 repurchase of common stock and issue of shares in Utilities transaction
On October
1, 2024,
the Company,
through Lesaka
SA, and
Crossfin Holdings
entered into
a share
purchase agreement
under
which Lesaka SA purchased
2,601,410
of the
3,587,332
Consideration Shares for ZAR
207.2
million ($
12.0
million). The transaction
was settled in early October 2024, and the shares of the Company’s common stock repurchased have been included in the Company’s treasury
shares
included
in
its
consolidated
statement
of
changes
in
equity
for
the
year
ended
June
30,
2025,
respectively.
The
repurchase was made outside of the Company’s
then $
100
million share repurchase authorization.
The Company, through Lesaka SA, issued
1,092,361
of the
2,601,410
shares of the Company’s common stock to
the Seller under
the terms
of Recharger
Purchase Agreement
described in
Note 3
during the
year ended
June 30,
2025. The
Company recognized
a
gain of
$
0.4
million on issuance
of these which
is included in
the caption
additional paid-in-capital
in the consolidated
statement of
changes in equity for the year ended June 30, 2025. In
March 2026, Lesaka SA delivered
1,017,914
shares of the
2,601,410
shares of
the Company’s
common stock
to the
Seller under
the terms
of Recharger
Purchase Agreement.
The Company
recognized a
loss in
additional paid-in-capital of $
0.1
million during the year ended June 30, 2026, related to
the difference between in the value on March
3, 2026, and the price paid per share in October 2024.
Acquisition of Lesaka Hospitality non-controlling
interests
During the year
ended June 30,
2026, the Company
acquired all of the
issued share capital of
Lesaka Hospitality that
it did not
previously own for approximately $
6.5
million, which was settled utilizing
cash of $
3.5
million and the transfer of
662,714
shares of
Lesaka’s common stock with a fair value of $
3.0
million on closing on March 6,
2026. The
662,714
shares of the Company’s common
stock were
sourced from
the
2,601,410
shares of
the Company’s
common stock
referred to
above and
shares acquired
in December
2025.
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
Executed under share repurchase authorizations
On
September 2, 2025,
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
legal requirements and subject to
price
and
other
internal
limitations
established
by
the
Board.
Repurchases
will
be
funded
from
the
Company’s
available
cash.
Share
repurchases may be
made through open-market
purchases, privately negotiated
transactions, or both.
There can be
no assurance that
the Company will
purchase any shares
or any
particular number of
shares. The authorization
may be suspended,
terminated or modified
at any time for
any reason, including market
conditions, the cost of
repurchasing shares, liquidity
and other factors that
management
deems
appropriate.
The
Company
did
no
t
repurchase
any
of
its
shares
during
the
years
ended
June
30,
2026,
2025,
and
2024,
respectively, under the share repurchase
authorization, however, it did repurchase
84,758
,
371,187
and
319,522
shares of its common
stock
from
its
employees
during
the
years
ended
June
30,
2026,
2025,
and
2024,
respectively,
refer
to
Note
17
for
additional
i nformation regarding these repurchases.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.
ACCUMULATED OTHER
COMPREHENSIVE LOSS
The table below
presents the change
in accumulated other
comprehensive (loss) income
per component during
the years ended
June 30, 2026, 2025 and 2024:
Accumulated
foreign
currency
translation
reserve Total
Balance as of July 1, 2023 (A) $
(195,516)
$
(195,516)
Release of foreign currency translation reserve related to liquidation of subsidiaries
(952)
(952)
Release of foreign currency translation reserve: disposal of Finbond equity securities
(Note 9)
1,543
1,543
Movement in foreign currency translation reserve related to equity-accounted investment
489
489
Movement in foreign currency translation reserve (A)
6,209
6,209
Balance as of June 30, 2024 (A)
(188,227)
(188,227)
Release of foreign currency translation reserve related to liquidation of subsidiaries
6
6
Movement in foreign currency translation reserve (B)
2,595
2,595
Balance as of June 30, 2025 (B)
(185,626)
(185,626)
Release of foreign currency translation reserve related to impairment of equity-
accounted investment (Note 9)
550
550
Release of foreign currency translation reserve related to liquidation of subsidiaries
(516)
(516)
Movement in foreign currency translation reserve (C)
19,273
19,273
Balance as of June 30, 2026 (C) $
(166,319)
$
(166,319)
(A) Accumulated other
comprehensive loss and
Total as
of July 1, 2023,
have each decreased by
$
0.2
million as a result
of the
correction discussed in
Note 1.
Accumulated other comprehensive
loss and
Total for the year
ended June 30,
2024, have each
decreased
by $
0.08
million as a result of the correction discussed in Note 1 to the amount included in the caption Movement in foreign currency translation reserve. Accumulated
other comprehensive loss and
Total as
of June 30, 2024, have
each decreased by $
0.29
million as a
result of the correction discussed in Note 1.
(B) Accumulated other comprehensive loss and Total for the year ended June 30, 2025, have each decreased by $
0.09
million as
a result of the correction discussed in Note 1 to the amount included in the caption Movement in foreign currency translation reserve.
Accumulated other comprehensive loss
and Total as of
June 30,
2025, have each
decreased by $
0.22
million as a
result of the
correction
discussed in Note 1.
(C) Accumulated other comprehensive loss and Total
for the year ended June 30, 2026, have each
increased by $
0.1
million as
a result
of the
correction, as
discussed in
Note 1,
to the
amount included
in the
caption Movement
in foreign
currency translation
reserve for the
three months ended
September 30, 2025. Accumulated
other comprehensive loss
and Total
as of June 30,
2026, have
each increased by $
0.1
million as a result of the correction discussed in Note 1.
The movement in the
foreign currency translation reserve represents
the impact of translation
of consolidated entities which have
a functional currency (which is primarily ZAR) to the Company’s reporting currency, which is USD.
During the
year ended
June 30, 2026,
the Company
reclassified losses of
$
0.6
million from accumulated
other comprehensive
loss (accumulated
foreign currency
translation reserve)
to net
loss related
to the
impairment
on liquidation
of an
equity-accounted
investment. During the year ended June 30, 2026, the Company reclassified an aggregate gain of $
0.5
million from accumulated other
comprehensive
loss
(accumulated
foreign
currency
translation
reserve)
to
net
loss
related
to
the
disposal
of
a
subsidiary
and
the
liquidation of a subsidiary. During the year ended June 30, 2025, the Company reclassified a loss of $
0.006
million from accumulated
other
comprehensive
loss
(accumulated
foreign
currency
translation
reserve)
to
net
loss
related
to
the
liquidation
of
subsidiaries.
During the year
ended June 30,
2024, the Company reclassified
$
1.5
million from accumulated
other comprehensive loss (accumulated
foreign
currency
translation
reserve)
to
net
loss related
to
the
disposal
of
shares
in
Finbond
(refer
to
Note
9).
The
Company
also
reclassified a gain
of $
1.0
million from accumulated
other comprehensive loss
(accumulated foreign
currency translation reserve)
to
n
et loss related to the liquidation of subsidiaries during the year ended June 30,
2024.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
The Company analyzes its business under a “product” view,
for example, its acquiring activities in Merchant are allocated to an
acquiring product view
for Merchant. The
Company has updated
its disaggregation of
revenue disclosures to
align with this pro
duct
view. Comparative
periods have been recast.
Disaggregation of revenue
The
following
table
represents
our
revenue
disaggregated
by
major
revenue
streams,
including
reconciliation
to
operating
segments for the year ended June 30, 2026:
Merchant Consumer Enterprise Total
ADP $
367,574
$
205
$
52,038
$
419,817
South Africa
325,696
205
52,038
377,939
Rest of world
41,878
-
-
41,878
Transactional fees
-
50,443
-
50,443
Acquiring
46,776
-
-
46,776
South Africa
46,776
-
-
46,776
Rest of world
-
-
-
-
Cash
41,604
-
-
41,604
Software
22,139
-
-
22,139
Utilities
-
-
15,002
15,002
Other
18,350
802
5,878
25,030
South Africa
17,757
802
5,878
24,437
Rest of world
593
-
-
593
Total
revenue under ASC 606, derived from the
following geographic location
496,443
51,450
72,918
620,811
South Africa
453,972
51,450
72,918
578,340
Rest of world
42,471
-
-
42,471
Lending
9,750
57,618
-
67,368
South Africa
9,688
57,618
-
67,306
Rest of world
62
-
-
62
Insurance
-
33,375
-
33,375
Total
non-ASC 606 revenue, derived from the
following geographic location
9,750
90,993
-
100,743
South Africa
9,688
90,993
-
100,681
Rest of world
62
-
-
62
Total
revenue, derived from the following
geographic locations
506,193
142,443
72,918
721,554
South Africa
463,660
142,443
72,918
679,021
Rest of world
$
42,533
$
-
$
-
$
42,533

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.
REVENUE (continued)
The
following
table
represents
our
revenue
disaggregated
by
major
revenue
streams,
including
reconciliation
to
operating
segments for the year ended June 30, 2025:
Merchant Consumer Enterprise Total
ADP $
404,317
$
-
$
30,512
$
434,829
South Africa
370,009
-
30,512
400,521
Rest of world
34,308
-
-
34,308
Transactional fees
-
39,506
82
39,588
Cash
43,723
-
-
43,723
Acquiring
32,507
-
-
32,507
South Africa
32,507
-
-
32,507
Rest of world
-
-
-
-
Software
14,872
-
-
14,872
Utilities
-
-
4,027
4,027
Other
19,663
530
4,820
25,013
South Africa
19,173
530
4,820
24,523
Rest of world
490
-
-
490
Total
revenue under ASC 606, derived from the
following geographic location
515,082
40,036
39,441
594,559
South Africa
480,284
40,036
39,441
559,761
Rest of world
34,798
-
-
34,798
Lending
9,170
35,920
-
45,090
South Africa
9,113
35,920
-
45,033
Rest of world
57
-
-
57
Insurance
-
20,052
-
20,052
Total
non-ASC 606 revenue, derived from the
following geographic location
9,170
55,972
-
65,142
South Africa
9,113
55,972
-
65,085
Rest of world
57
-
-
57
Total
revenue, derived from the following
geographic locations
524,252
96,008
39,441
659,701
South Africa
489,397
96,008
39,441
624,846
Rest of world
$
34,855
$
-
$
-
$
34,855

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.
REVENUE (continued)
The
following
table
represents
our
revenue
disaggregated
by
major
revenue
streams,
including
reconciliation
to
operating
segments for the year ended June 30, 2024:
Merchant Consumer Enterprise Total
ADP $
390,041
$
-
$
31,064
$
421,105
South Africa
363,879
-
31,064
394,943
Rest of world
26,162
-
-
26,162
Cash
40,319
-
-
40,319
Transactional fees
-
31,238
-
31,238
Acquiring
12,642
-
-
12,642
Other
4,790
76
7,878
12,744
South Africa
4,379
76
7,878
12,333
Rest of world
411
-
-
411
Total
revenue under ASC 606, derived from the
following geographic location
447,792
31,314
38,942
518,048
South Africa
421,219
31,314
38,942
491,475
Rest of world
26,573
-
-
26,573
Lending
8,277
25,140
-
33,417
South Africa
8,222
25,140
-
33,362
Rest of world
55
-
-
55
Insurance
-
12,757
-
12,757
Total
non-ASC 606 revenue, derived from the
following geographic location
8,277
37,897
-
46,174
South Africa
8,222
37,897
-
46,119
Rest of world
55
-
-
55
Total
revenue, derived from the following
geographic locations
456,069
69,211
38,942
564,222
South Africa
429,441
69,211
38,942
537,594
Rest of world
$
26,628
$
-
$
-
$
26,628
17.
STOCK-BASED COMPENSATION
Amended and Restated Stock Incentive Plan
The Company’s
Amended and
Restated 2022
Stock Incentive
Plan (“2022
Plan”) was
most recently
amended and
restated on
November 16, 2022.
On each of April 11,
2024, and September
2, 2025, respectively,
the Company’s
Board amended the 2022
Plan
to increase the number of shares available
for issuance by
3,000,000
(for a total increase of
6,000,000
). On each of June 3, 2024, and
December 8, 2025, respectively,
the Company’s shareholders approved
the amendment.
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
Directors
(“Remuneration Committee”) administers the 2022 Plan.
The total
number of
shares of
common stock
issuable under
the 2022
Plan is
19,552,580
. The
maximum number
of shares
for
which stock
options, stock
appreciation rights
(other than
performance-based awards
that are
not options)
may be
granted during
a
calendar year to any
participant is
600,000
shares. Shares covered by
awards that expire, terminate
or lapse without payment
will again
be available
for the grant
of awards under
the 2022 Plan,
as well as
shares that are
delivered to
us by the
holder to
pay withholding
taxes
or
as
payment
for
the
exercise
price
of
an
award,
if
permitted
by
the
Remuneration
Committee.
The
shares
deliverable
in
connection with
awards granted
under the
2022 Plan
may consist, in
whole or
in part,
of authorized
but unissued
shares or
treasury
shares. To
account for
stock splits,
stock dividends,
reorganizations,
recapitalizations,
mergers,
consolidations,
spin-offs
and
other
corporate events, the 2022
Plan requires the Remuneration
Committee to equitably
adjust the number and
kind of shares of
common
stock issued or reserved pursuant to the
2022 Plan or outstanding awards, the maximum
number of shares issuable pursuant to awards,
the exercise price for awards, and other affected terms of awards to reflect such event. No awards may be granted under the 2022 Plan
a
fter September 7, 2032, but awards granted on or before such date may extend to later dates.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
2026. The
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.
STOCK-BASED COMPENSATION
(continued)
Amended and Restated Stock Incentive Plan (continued)
Restricted Stock (continued)
Market Conditions - Restricted Stock Granted in November 2025
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
625,243
(or
1,250,486
divided by two) would be
issued upon vesting. During
the years ended June 30, 2025
and 2024, respectively,
380,775
and
388,908
shares of restricted
stock vested, and
190,378
and
194,454
restricted stock units
vested, the maximum amount
possible, and
were
converted
to
shares
of
common
stock.
Employees
elected
for
173,354
and
166,087
shares
to
be
withheld
from
173,468
and
166,167
restricted stock units which vested, and which were converted to shares, in order to satisfy the withholding tax liability on the
vesting
of these
and other
shares. The
173,354
and
166,087
shares have
been included
as a
reduction
of the
Company’s
shares of
common stock (these shares were included in treasury shares prior to the recast discussed in Note 1).
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.
STOCK-BASED COMPENSATION
(continued)
Stock option and restricted stock activity
Options
The following table summarizes stock option activity for the years ended
June 30, 2026, 2025 and 2024:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant date
fair value
($)
Outstanding - July 1, 2023
673,274
4.37
5.14
239
1.67
Granted – June 2024
500,000
3.50
5.17
880
1.76
Granted – June 2024
1,000,000
6.00
4.60
1,690
1.69
Granted – June 2024
1,000,000
8.00
4.60
1,300
1.30
Granted – June 2024
1,000,000
11.00
4.60
920
0.92
Granted – June 2024
1,000,000
14.00
4.60
685
0.69
Exercised
(54,287)
2.25
-
71
-
Forfeited
(200,739)
3.96
-
1.42
Outstanding - June 30, 2024
4,918,248
8.70
4.51
889
1.77
Granted – December 2024
350,000
6.00
2.00
433
1.24
Granted – December 2024
250,000
8.00
2.00
177
0.71
Granted – January 2025
100,000
8.00
2.00
71
0.71
Granted – January 2025
150,000
11.00
2.00
107
0.71
Granted – January 2025
150,000
14.00
2.00
123
0.82
Exercised
(38,011)
3.02
-
72
-
Forfeited
(13,333)
11.23
-
8.83
Outstanding - June 30, 2025
5,866,904
8.71
3.55
703
1.20
Exercised
(21,196)
3.02
-
41
-
Outstanding - June 30, 2026
5,845,708
8.73
2.29
979
1.20
These options have an exercise price range of $
3.01
to $
14.00
.
No
stock options
were awarded
during
the year
ended June
30, 2026.
The Company
awarded
1,000,000
and
4,500,000
stock
options to employees during the years ended June 30, 2025
and 2024, respectively.
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
4,000,000
were granted pursuant
to shareholder approval which was
obtained on June 3, 2024. The
500,000
options vested on December 3, 2024,
the first anniversary
of the grant date, and were subject to Mr. Mazanderani’s continued services as Executive Chair through the vesting date. The
500,000
options were scheduled
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
2028 to January 31, 2029. The
4,000,000
options vested on January 31, 2026, and were subject to Mr. Mazanderani’s ongoing service through to this
date. The
4,000,000
stock options may
only be exercised
during a period
commencing from January
31, 2028 to
January
31, 2029.
On August 3, 2026, the Company awarded Mr. Mazanderani, an option to purchase
1,000,000
shares of the Company’s common
stock at an exercise price of $
5.00
per share. These stock options may only be exercised during the period commencing from April 1,
2029
to April
1, 2030.
Vesting
of these
stock options
is subject
to Mr.
Mazanderani’s
continuous
employment
with the
Company
t
hrough April 1, 2028.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.
STOCK-BASED COMPENSATION
(continued)
Stock option and restricted stock activity (continued)
Options (continued)
During
the year
ended
June 30,
2026,
4,000,000
stock options
vested
and
are exercisable
during
a period
commencing
from
January
31, 2028
to January
31,
2029. During
the years
ended June
30, 2025
and 2024,
an additional
26,982
(which
excludes the
500,000
options discussed earlier), and
116,063
stock options became exercisable, respectively. During the
years ended June 30,
2026,
2025 and 2024,
the Company received
approximately $
0.06
million, $
0.1
million, and $
0.2
million from the
exercise of
21,196
,
38,011
,
and
54,287
stock options, respectively.
No
stock options were forfeited during the year
ended June 30, 2026. During the
years ended June 30, 2025
and 2024, employees
forfeited
13,333
and
200,739
stock options, respectively.
The stock options forfeited had strike prices ranging from $
3.01
to $
11.23
.
The following table presents stock options vested and expected to vest as of
June 30, 2026:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Vested
and expected to vest - June 30, 2026
5,845,708
8.73
2.29
979
These options have an exercise price range of $
3.01
to $
14.00
, and include the
4,000,000
options awarded in June 2024.
The following table presents stock options that are exercisable as of June
30, 2026:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in years)
Aggregate
intrinsic
value
($’000)
Exercisable - June 30, 2026
845,708
4.01
2.68

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.
STOCK-BASED COMPENSATION
(continued)
Stock option and restricted stock activity
(continued)
Restricted stock
The following table summarizes restricted stock activity for the years ended June 30, 2025 and 2024:
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
Granted – April 2025
37,500
177
Total vested
(1,197,944)
5,742
Vested
– July 2024
(78,801)
394
Vested
– November 2024
(213,687)
1,134
Vested
– November 2024, with performance conditions
(103,638)
524
Vested
– December 2024
(77,306)
417
Vested
– February 2025
(13,922)
68
Vested
– March 2025
(69,287)
328
Vested
– April 2025
(385,787)
1,737
Vested
– June 2025
(255,516)
1,140
Total forfeitures
(150,712)
728
Forfeitures - employee terminations
(121,591)
571
Forfeitures – December 2021 awards with market condition
(29,121)
157
Non-vested – June 30, 2025
2,169,900
7,833

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.
STOCK-BASED COMPENSATION
(continued)
Stock option and restricted stock activity
(continued)
Restricted stock (continued)
The following table summarizes restricted stock activity for the year ended June 30, 2026:
Number of shares of
restricted stock
Weighted average grant
date fair value
($’000)
Non-vested – June 30, 2025
2,169,900
7,833
Total granted
1,054,095
4,228
Granted – July 2025
3,772
17
Granted – August 2025
5,323
25
Granted – September 2025
200,000
922
Granted – October 2025
215,000
905
Granted – November 2025
160,000
708
Granted – November 2025, with performance conditions
245,000
598
Granted – February 2026
150,000
698
Granted – March 2026
30,000
139
Granted – May 2026
45,000
216
Total vested
(400,394)
1,691
Vested
– August 2025
(10,933)
50
Vested
– October 2025
(33,333)
139
Vested
– November 2025
(120,434)
465
Vested
– December 2025
(52,479)
196
Vested
– February 2026
(21,666)
99
Vested
– April 2026
(12,499)
61
Vested
– June 2026
(149,050)
681
Total forfeitures
(361,413)
1,437
Forfeitures - employee terminations
(103,545)
475
Forfeitures - December 2022 award with market conditions
(257,868)
962
Non-vested – June 30, 2026
2,462,188
9,381
Awards granted
In
July,
August,
September,
October
and
November
2025,
and
February,
March
and
May
2026,
respectively,
the
Company
granted
3,772
;
5,323
;
200,000
;
215,000
;
160,000
;
150,000
;
30,000
; and
45,000
shares of
restricted stock
to employees
which have
time-based
vesting
conditions
and
which
are
subject
to
the
employees’
continued
employment
with
the
Company
through
the
applicable vesting dates. In November
2025, the Company awarded
245,000
shares of restricted stock to employees
which contained
time and performance-based (market conditions related to share price performance)
vesting conditions.
In August 2024, October
2024, January 2025 and
April 2025, respectively,
the Company granted
32,800
;
100,000
;
65,000
; and
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
cause, in which case the award
will be forfeited. In January 2024,
February 2024 and June 2024, the
Company awarded
56,330
;
9,195
;
and
67,720
shares of restricted stock with time-based vesting conditions to employees.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.
STOCK-BASED COMPENSATION
(continued)
Stock option and restricted stock activity (continued)
Restricted stock (continued)
Awards granted
(continued)
The Company
had previously
agreed to
grant an
advisor
5,500
shares per
month in
lieu of cash
for ad
hoc consulting
services
provided to the Company. The Company and the advisor have agreed that the Company will issue the shares to the advisor, in arrears, on a quarterly basis. During the year ended June 30, 2026, the Company recorded a stock-based compensation charge of $
0.1
million
and included the issuance of
27,500
shares of common stock in its issued and outstanding share count. During the year ended June 30,
2026, the Company and the consultant agreed that
49,500
shares of the Company’s common
stock that were previously issued would
be forfeited
and a
cash payment
of $
0.2
million was
made in
lieu of
the forfeited
shares. During
the year
ended June
30, 2025,
the
Company recorded
a stock-based compensation
charge of $
0.4
million and included
the issuance of
66,000
shares of common
stock
in its issued and outstanding share count. Overall, the Company issued a total of
44,000
shares (
27,500
plus
66,000
less
49,500
) of the
Company’s common
stock to the consultant during the year ended June 30, 2026.
Awards vested
During the years ended June 30, 2026, 2025 and
2024, respectively,
400,394
;
1,197,944
; and
1,002,241
shares of restricted stock
with time-based and performance-based vesting conditions vested. The June 30, 2025, shares include
78,801
shares of restricted stock
granted to
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
2026, 2025
and
2024, was $
4.2
million, $
5.9
million and $
5.2
million, respectively.
In August, November and
December 2025 and January
and April 2026, an
aggregate of
192,936
shares of restricted stock
granted
to employees vested
and they elected
for
84,758
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
shares.
These
84,758
,
197,833
(
12,396
plus
185,437
) and
153,435
(
25,020
plus
128,415
) shares have
been included in
the Company’s
shares of common stock (these shares were included in
treasury shares prior to the recast discussed
in Note 1) for the years ended June
30, 2026, 2025 and 2024, respectively.
Awards forfeited
During the year ended June 30, 2026,
257,868
shares of restricted stock were forfeited by executive officers (including a former
Group CEO)
as the
market condition
(related to
share price
performance) were
not achieved.
During the
year ended
June 30,
2026,
employees forfeited
103,545
shares of restricted stock following their termination of employment with the Company.
During the
year ended
June 30,
2025,
29,121
shares of
restricted stock
were forfeited
by an
employee as
the market
condition
(related to share price
performance) were not achieved.
During the year ended
June 30, 2025, employees
forfeited
121,591
shares of
restricted stock following their termination of employment with the Company.
During the year
ended June 30,
2024,
217,386
shares of restricted
stock were forfeited
by executive officers
(including former
executive officers)
as the
market condition
(related to
share price
performance)
were not
achieved.
During the
year ended
June 30,
2 024, employees forfeited
82,077
shares of restricted stock following their termination of employment with the Company.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
for the years ended June 30, 2026 and 2025 and 2024
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
The
estimated
expected
life
of
the
option
was
determined
as
the
period
from
grant
date
through
to
the
vesting
date
in
February 2030.
On April 1, 2026, the Lesaka ESOP Trust awarded
348
qualifying employees
278,400
A units and
348
B units. Lesaka’s closing
price on the Nasdaq on April 1, 2026 was $
4.92
per share and each A unit was issued with an initial strike price of $
4.50
(the closing
price less a
10
% discount) and
is expected to
grow by
3
% per annum
through to April
1, 2030. The
Company estimated
a forfeiture
rate
of
8
%
per
annum.
The
fair
value
of
each
A
unit
is
estimated
on
the
date
of
grant
using Black-Scholes
model
that
uses
the
assumptions noted
in the
table below.
The estimated
expected volatility
is generally
calculated based
on the
Company’s
1,251 -day
volatility.
The
estimated
expected
life
of
the
option
was
determined
as
the
period
from
grant
date
through
to
the
vesting
date
in
February 2030.
The table below presents the range of assumptions used to value options granted during the years ended June 30, 2026 and 2025:
2026 2025
Expected volatility
44
%
46
%
Expected dividends
0
%
0
%
Expected life (in years)
3.9
4.9
Risk-free rate
4.18
%
4.17
%

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.
STOCK-BASED COMPENSATION
(continued)
Stock-based compensation charge and unrecognized compensation cost
The Company has
recorded a net stock
compensation charge
of $
7.0
million, $
9.6
million and $
7.9
million for the
years ended
June 30, 2026, 2025 and 2024, respectively,
which comprised:
Total
charge
Allocated to IT
processing,
servicing and
support
Allocated to
selling, general
and
administration
Year
ended June 30, 2026
Stock-based compensation charge
$
6,616
$
-
$
6,616
Stock-based compensation charge related to ESOP
655
-
655
Reversal of stock compensation charge related to stock
options and restricted stock forfeited
(302)
-
(302)
Total - year ended June
30, 2026
$
6,969
$
-
$
6,969
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
As of June
30, 2026, the
total unrecognized
compensation cost related
to stock options
was approximately
$
2.7
million, which
the
Company
expects
to
recognize
over
approximately
two years
.
As of
June
30,
2026,
the
total
unrecognized
compensation
cost
related to restricted stock awards was approximately $
5.3
million, which the Company expects to recognize over approximately three
years
.
Income tax consequences
During the years ended June 30, 2026, 2025 and 2024, the
Company recorded a deferred tax benefit of $
0.6
million, $
1.0
million
and
$
0.7
million, respectively,
related
to the
stock-based
compensation
charge
recognized related
to employees
of Lesaka.
During
these periods the
Company recorded a
valuation allowance related
to the
full deferred tax
benefit recognized because
it does not
believe
that the
stock-based compensation
deduction would
be utilized
as it
does not
anticipate generating
sufficient taxable
income in
the
United States. The
Company deducts the
difference between the
market value on the
date of exercise by
the option recipient
and the
exercise price
from income
subject to
taxation in
the United
States. Lesaka
recharges its
subsidiaries for
stock-based compensation
charges
related
to service
provided
by employees
of its
subsidiaries.
During
the years
ended
June 30,
2026,
2025 and
2024,
these
subsidiaries deducted stock-based compensation charges
of $
3.6
million, $
4.3
million, and $
4.6
million, respectively.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.
INCOME TAXES
Income tax expense
The table below presents the
components of income (loss) before
income tax expense (benefit)
for the years ended June
30, 2026,
2025 and 2024:
2026 2025 2024
Domestic: South Africa
(A)
$
11,233
$
(35,554)
$
(5,480)
Foreign:
(7,507)
(71,629)
(8,393)
United States
(11,993)
(12,322)
(8,705)
Other
(1)
4,486
(59,307)
312
Income (Loss) before income tax expense (benefit)
(A)
$
3,726
$
(107,183)
$
(13,873)
(A) Income
(loss) before
income tax
expense (benefit)
to Net
income (loss)
attributable to
Lesaka for
the year
ended June
30,
2025
and
2024
decreased
by
$
1.2
million
and
$
1.1
million,
respectively,
in
order
to
correct
the
error
discussed
in
Note
1
to
the
consolidated statement of operations.
(1) Amount
for the
year ended
June 30,
2025, includes
the impact
of the
change in
fair value
of equity
securities discussed
in
Note 6 related to MobiKwik.
Presented below
is income tax
expense (benefit)
by location of
the taxing
jurisdiction for the
years ended
June 30, 2026,
2025
and 2024:
2026 2025 2024
Current tax expense $
10,880
$
5,757
$
5,766
Domestic: South Africa
8,412
5,582
5,634
Foreign:
2,468
175
132
Other
2,468
175
132
Deferred tax (benefit) expense
(A)
(9,451)
(21,739)
(2,712)
Domestic: South Africa
(A)
(9,483)
(11,601)
(2,716)
Foreign:
32
(10,138)
4
United States
-
(10,120)
-
Other
32
(18)
4
Foreign tax credits generated - United States
-
-
309
Income tax expense (benefit)
$
1,429
$
(15,982)
$
3,363
(A) Deferred tax expense (benefit) and South Africa for the year ended June
30, 2025, have decreased by $
2.2
million as a result
of the correction discussed in Note 1.
There were
no
changes to
the enacted
income tax
rate in
the years
ended June
30, 2026,
2025 and
2024 in
South Africa,
the
jurisdiction in
which we incur
the majority
of our
income tax expense
.
The Company’s
current tax expense
for the year
ended June
30, 2026, was higher than the previous year
due to the higher taxable income generated by
the Company’s subsidiaries during the year
ended June
30, 2026,
primarily due
to continued
improved profitability
generated from
the Consumer
operating segment
compared
with the year ended June
30, 2025, as well as from
the contribution to profitability from
previous year’s acquisitions for
the full year
during the year ended June 30, 2026.
The Company’s deferred tax benefit for the year ended June 30, 2026, was lower compared with the previous year primarily due
to the releases of valuations allowances in
the previous year, which was partially offset by a
higher benefit recorded in the current year
due to (i) the higher deferred tax benefit recorded during the year ended June 30, 2026, related to the amortization of intangible assets recognized due
to the
acquisition of
Adumo and
Utilities in
South Africa,
(ii) the
change in
useful lives
of certain
brand intangible
assets which
result
in
higher deferred
tax benefits
in
South Africa
,
(iii)
the release
of a
valuation
allowance
created
related
to net
operating losses in
the United States
following the utilization
of net operating
losses against taxable
income, (iv) and
the reversal of
$
12.3
million related to certain valuation allowances created in prior years following an improvement in profitability of certain of the
Company’s
subsidiaries. During
the year
ended June
30, 2026,
the Company
recognized a
benefit for
operating loss
carryforwards
generated of $
3.9
million where the related deferred tax asset was not offset by a valuation allowance. During the year ended June 30,
2026 the Company
recognized a valuation allowance
related to an operating
loss carryforward and
other deferred tax assets
totalling
$
9.9
million following a determination by the management, after considering both positive and negative evidence, that these deferred
t
ax assets would not be realized in future years.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.
INCOME TAXES (continued)
Income tax expense (continued)
The Company’s
deferred tax
(benefit) expense
for the year
ended June
30, 2025,
was higher
compared with
the previous year
due
to
reversal
of
the
deferred
tax
liability
(a
benefit)
related
to
the
change
in
the
carrying
amount
of
our
entire
investment
in
MobiKwik,
the
inclusion
of
the deferred
tax
benefit
recorded
during
the
year
ended
June 30,
2025,
related
to
the
amortization
of
intangible assets recognized due to the acquisition of
Adumo and Utilities and the reversal of $
12.8
million related to certain valuation
allowances
created
in prior
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
During the years
ended June 30,
2026, 2025 and
2024, the Company
incurred net operating
losses through certain
of its South
African wholly-owned
subsidiaries and recorded
a deferred tax
benefit related to
these losses. However,
the Company
has created a
valuation
allowance for
certain of
these net
operating losses
which reduced
the deferred
tax benefit
recorded. Net
operating losses
incurred during the year ended
June 30, 2026, were higher
than in previous periods due
to losses incurred by
certain entities that exited
existing businesses and higher operating costs incurred, but overall associated valuation allowance created during the year ended June
30, 2026, were lower than in previous periods because the Company believes it is more likely than not that certain of these losses will be utilized
in subsequent
periods.
Net operating
losses and
associated valuation
allowance
created
during
the year
ended June
30,
2025, were lower than in previous periods due to the improvement in operating performance by the Company’s subsidiaries.
Adoption of new accounting guidance impacting presentation of the income tax rate reconciliation and income taxes
paid
Following
the adoption
of guidance
to enhance
annual income
tax disclosures
the Company
has amended
its presentation
to
provide additional
disaggregation of
information included
in the
income tax
rate reconciliation
and to
provide additional
disclosure
regarding income taxes paid. The Company adopted the guidance on a prospective basis during the year ended June 30, 2026.
On
June
7,
2004,
Lesaka
and
Aplitec
implemented
a
transaction
under
which
the
former
shareholders
of
Aplitec
obtained
a
majority voting interest in Lesaka.
Aplitec was a holding company
established and existing under the
laws of Republic of
South Africa
and was
liquidated and
deregistered following
the closing
of the
transaction. GAAP
requires that
the company
whose shareholders
retain a majority interest in a
combined business be treated as
the acquirer for accounting purposes. Consequently, this transaction was accounted for as a
reverse acquisition. For the
period from June 7,
2004, the financial information
reported for the Company
represents
the consolidated
results of
Lesaka and
Aplitec with
Lesaka as
the acquired
entity.
Although Aplitec
is deemed
to be
the acquiring
company for
financial and reporting
purposes, the legal
status of the
Lesaka as the
surviving corporation
did not change.
Therefore,
the Company has used the South African income
tax rate of
27
% for purposes of its income tax rate reconciliation and
the country of
South Africa for other income tax disclosures.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.
INCOME TAXES (continued)
Incomes taxes rate reconciliation
A reconciliation of income taxes,
calculated at the South African
income tax rate to the
Company’s reported income tax expense,
for the year ended June 30, 2026, is as follows:
2026
Income taxes at the South African statutory income tax rate
1,007
27.00
%
Foreign Tax Effects
United States
Statutory income tax rate difference between the United States federal and South Africa rates
720
19.32
%
Non-taxable other
(95)
(2.55)
%
Non-deductible other expenses
308
8.26
%
Changes in valuation allowances
(5,847)
(156.92)
%
Prior years under provision
281
7.54
%
Prior year global intangible low-taxed income ("GILTI")
3,565
95.68
%
Current year GILTI
4,306
115.57
%
Botswana
Statutory income tax rate difference between Botswana and South Africa
(94)
(2.52)
%
Namibia
Statutory income tax rate difference between Namibia and South Africa
60
1.61
%
Withholding taxes
124
3.33
%
Zambia
Withholding taxes
189
5.07
%
Germany
Statutory tax rate difference between other jurisdictions and South Africa
(27)
(0.72)
%
Non-taxable: Other
(156)
(4.19)
%
Prior years (over) under provision
(242)
(6.49)
%
Netherlands
Non-taxable income related to an allowance for doubtful loans receivable reversed
(479)
(12.86)
%
Other jurisdictions
Other
6
0.16
%
Changes in Valuation Allowances: South Africa
21,878
587.17
%
Nontaxable or Nondeductible Items: South Africa
Non-deductible goodwill impairment
103
2.76
%
Non-deductible interest expense paid on borrowings
924
24.80
%
Non-deductible consulting fees
135
3.62
%
Non-deductible penalties
54
1.45
%
Non-deductible interest expense paid to taxing authorities
83
2.23
%
Non-deductible other expenses
143
3.84
%
Non-deductible rebrand costs
304
8.16
%
Non-deductible loss on disposal of business
204
5.48
%
Non-taxable gain on consolidation
(286)
(7.68)
%
Non-taxable other income
(320)
(8.59)
%
Deferred tax asset related to capital loss generated
(25,026)
(671.66)
%
Other: South Africa
Prior years (over) under provision
(545)
(14.63)
%
Withholding taxes
280
7.51
%
Other
(128)
(3.44)
%
Income tax expense / Effective tax rate
1,429
38.33
%

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.
INCOME TAXES (continued)
Income tax rate reconciliation (continued)
For reconciling items
equal to or
greater than 5%
of the amount
computed by applying
the South African
statutory income tax
rate to income (loss) before income tax expense (benefit), additional qualitative information is provided below:
●
Foreign tax
rate effects:
United States:
primarily relates
to the
(i) taxes
related to
prior period
GILTI
from earnings
and
losses from
foreign jurisdiction,
mainly South
Africa,
(ii) taxes
related to
current year
GILTI,
(iii) release
of the
valuation
allowance
related
to
certain
net operating
loss carryforwards
as a
result
of
utilization
of net
operating
loss carryforwards
against these taxes, and (iv) non-deductible expenses.
●
Foreign tax
effects: Botswana,
Namibia, Zambia,
Germany,
Netherlands and
other jurisdictions:
primarily relates
to
the (i) effect
of earnings generated
in jurisdictions with
statutory tax rates
different from the
South African s
statutory rate,
including Botswana, Namibia
,
Germany and other
jurisdictions in which
the Company operates,
(ii) withholding taxes
paid
in
foreign
jurisdictions,
(iii)
non-taxable
income
related
an
allowance
for
doubtful
loans
receivable
reversed,
and
(iv)
inclusion of prior period tax entries in the current year.
●
Changes
in
valuation
allowance:
relates
to
the
(i)
release
of
valuation
allowances
following
an
improved
operating
performance by certain of
the Company’s South African subsidiaries, and
(ii) recognition of a
valuation allowances following
management assessment of the utilization of deferred tax assets in South Africa.
●
Nontaxable or
nondeductible items:
primarily consist
of expenses
in South
Africa that
are not
deductible for
income tax
purposes under applicable tax laws, including (i) related to goodwill impaired, (ii) interest expense incurred on certain of the
Company’s
borrowings,
(iii)
consulting
fees
incurred
that
are
not
in
the
production
of
taxable
income
(iv)
penalties
and
interest incurred related
the taxing authority,
(v) a loss on deconsolidation
of a business and
(vi) a deferred tax
asset related
to capital loss generated on disposal of Cell C (the Company has created a full valuation allowance for this capital loss).
As previously disclosed,
a reconciliation of
income tax expense
(benefit), calculated at
the fully-distributed South
African income
tax rate to the Company’s effective
tax rate, for the years ended June 30, 2025 and 2024, is as follows:
2025 2024
Income taxes at South African income tax rates
27.00
%
27.00
%
Non-deductible interest expense
(1.29)
%
(24.55)
%
Movement in valuation allowance
(A)
3.55
%
(22.15)
%
Non-deductible transaction costs
(4.19)
%
(5.91)
%
Goodwill impairment
(4.22)
%
-
-
Capital gains tax rate differential
-
-
1.62
%
Prior year adjustments
0.22
%
(1.37)
%
Non-deductible items
(A)
(3.42)
%
0.93
%
Foreign tax credits
0.03
%
0.19
%
Foreign tax rate differential
(2.77)
%
-
Effective tax rate
14.91
%
(24.24)
%
(A) Movement
in valuation
allowance decreased
from
5.62
% to
3.55
%, and
non-deductible
items increased
from (
3.23
%) to
(
3.42
%) as a result of the correction discussed in Note 1.
Percentages included in the 2024
column in the reconciliation of income
tax expense (benefit), presented above are
specifically
impacted by the loss incurred
by the Company during the
years ended June 30, 2024. For
instance, for the year ended
June 30, 2024,
income tax expense of $
3.4
million represents (
24.24
%) multiplied by the loss before tax (benefit) expense of $(
13,873
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.
INCOME TAXES (continued)
Income tax paid
The Company
is required
to separately
disclose income
taxes paid,
net of
refunds received,
to an
individual jurisdiction
when
the amount paid
to that jurisdiction
equals or exceeds
5% of total income
taxes paid, net
of refunds received.
Income taxes paid,
net
of refunds received, to the jurisdictions that met the threshold for the year ended
June 30, 2026, was as follows:
2026
Jurisdiction
Domestic: South Africa $
9,332
Foreign:
1,100
Namibia
780
All other
320
Total income
taxes paid, net of refunds received
$
10,432
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
June 30, June 30,
2026 2025
Total
deferred tax assets
Net operating loss carryforwards $
57,083
$
63,740
Capital loss carryforwards
32,104
7,094
Provisions and accruals
8,630
6,648
Equity investments
5,567
29,475
Operating lease liability
6,010
-
Foreign tax credit carryforwards
-
12,300
Other
4,642
4,604
Total
deferred tax assets before valuation allowance
114,036
123,861
Valuation
allowances
(A)
(92,143)
(109,468)
Total
deferred tax assets, net of valuation allowance
21,893
14,393
Total
deferred tax liabilities:
Intangible assets
31,215
36,403
Operating lease right-of-use
4,735
-
Other
1,852
1,573
Total
deferred tax liabilities
37,802
37,976
Reported as
Long-term deferred tax assets, net
12,470
10,338
Long-term deferred tax liabilities, net
28,379
33,921
Net deferred tax liabilities $
15,909
$
23,583
(A) Valuation
allowances as of June 30, 2025, has increased by $
2.2
million as a result of the correction discussed in Note 1.
Decrease in total net deferred tax liabilities
Net operating loss carryforwards
Net operating
loss carryforwards
have decreased
primarily due
to the utilization
of net operating
loss carryforwards
in current
year, which was partially offset
by the generation of
net operating loss
carryforwards in the current
year from losses
incurred by certain
of the Company’s subsidiaries.
Net operating loss carryforwards are
also impacted by the currency
changes between the South African
Rand against the United
States dollar. During the year ended
June 30, 2026, net
operating loss carryforwards related to
a South African
subsidiary
of
$
1.5
million
expired
because
the
subsidiary
is
no
longer
trading.
The
Company
had
previously
created
a
valuation
allowance of $
1.5
million related to this net operating loss carryforward and utilized the valuation allowance against the net operating loss deferred tax asset.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.
INCOME TAX (continued)
Deferred tax assets and liabilities (continued)
Decrease in total net deferred tax liabilities (continued)
Capital loss carryforwards
Capital loss
carryforwards
as of
June 30,
2026,
comprised
the losses
arising
from
the disposal
of Finbond
and
Cell C
which
resulted in the generation of capital loss carryforwards
in South Africa of $
138.0
million and capital loss carryforwards in the United
States of
$
10.9
million. Capital
loss carryforwards
as of
June 30,
2025, comprises
the losses
arising
from
the disposal
of Finbond
which resulted
in the generation
of capital loss
carryforwards in
South Africa
of $
17.7
million and
capital loss
carryforwards in
the
United States of
$
15.5
million. Capital loss
carryforwards in South
Africa do not
expire, and capital
loss carryforward in
the United
States
will
expire
after
five
years,
between
2029
and
2031.
The
change
in
Capital
loss
carryforwards
also
includes
the
impact
of
currency changes between the South African Rand against the United States dollar.
Equity investments
Equity investments
as of
June 30,
2026, comprised
the temporary
differences arising
from the
difference
between the
amount
paid for CPS
in 2004 and
the financial statement
carrying amount as
of the respective
year end, of
$
0.0
million (nil). Equity
investments
as of June
30, 2025,
comprises the temporary
differences arising
from the
difference between
the amount
paid for Cell
C in August
2017 and the financial
statements carrying amount as of
the respective year end, of
$
0.0
million (nil), and the difference
between the
amount paid
for CPS
in 2004
and the
financial statement
carrying
amount as
of the
respective year
end, of
$
0.0
million (nil).
The
change in Equity investments relates to the derecognition of Cell C following the disposal of the investment
(and creation of a capital
loss carryforward – refer above) and the impact of currency changes between the South African Rand against the
United States dollar.
Operating lease liability
Operating lease liability as of June 30, 2026, has
been presented due to the significant increase in the
Company’s operating lease
liabilities during the year ended June 30, 2026 (refer to Note 8 for additional information).
Foreign tax credit
carryforwards
There are
no
foreign tax credit
carryforwards as of
June 30, 2026.
Foreign tax credit
carryforwards as of
June 30, 2025,
comprised
foreign tax
credits generated
from distributions
from Lesaka’s
subsidiaries. The
tax credits
as of
June 30,
2025, expired
during the
year ended June 30, 2026. During the year ended June 30, 2025, foreign tax credits of $
20.2
million expired.
Intangibles assets
Intangible assets have decreased due to the amortization of the intangible assets.
Operating lease right-of-use
Operating lease right-of-use as of
June 30, 2026, has been presented
due to the significant increase in
the Company’s operating
lease right-of-use assets during the year ended June 30, 2026 (refer to
Note 8 for additional information).
Decrease in valuation allowance
At June 30,
2026, the
Company had
deferred tax assets
of $
21.9
million (2025:
$
14.4
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
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.
INCOME TAX (continued)
Deferred tax assets and liabilities (continued)
Decrease in valuation allowance
(continued)
At June
30, 2026,
the Company
had a
valuation
allowance of
$
92.1
million (2025:
$
109.5
million)
to reduce
its deferred
tax
assets to the estimated realizable value. The
movement in the valuation allowance for the years
ended June 30, 2026, 2025 and 2024,
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
July 1, 2024 $
114,687
$
28,786
$
9,253
$
40,966
$
32,527
$
3,155
Charged to statement of operations
6,241
-
977
4,063
-
1,201
Reversed to statement of operations (A)
(10,630)
-
-
(8,469)
-
(2,161)
Utilized
(25,528)
-
(3,226)
(2,002)
(20,227)
(73)
Acquired in business combinations
22,976
-
-
20,354
-
2,622
Foreign currency adjustment
1,722
690
90
887
-
55
Net change in the valuation allowance
(5,219)
690
(2,159)
14,833
(20,227)
1,644
June 30, 2025
109,468
29,476
7,094
55,799
12,300
4,799
Charged to statement of operations
28,374
-
25,026
1,645
-
1,703
Reversed to statement of operations
(12,340)
(631)
-
(11,361)
-
(348)
Utilized
(40,243)
(25,026)
(977)
(1,537)
(12,300)
(403)
Foreign currency adjustment
6,884
1,748
961
3,850
-
325
Net change in the valuation allowance
(17,325)
(23,909)
25,010
(7,403)
(12,300)
1,277
June 30, 2026 $
92,143
$
5,567
$
32,104
$
48,396
$
-
$
6,076
(A) Reversed
to statement
of operations
during the
year ended
June 30,
2025, has
decreased by
$
2.2
million as
a result of
the
correction discussed in Note 1.
Net operating loss carryforwards and foreign tax credit carryforwards
South Africa
Net operating loss
carryforwards generated in
South Africa of
$
211.4
million as of
June 30,
2026, are carried
forward indefinitely,
but the loss carryforward that may be used against future taxable income is limited to 80% of taxable income before the net operating loss deduction.
United States
Net operating
loss carryforwards
generated in
the United States
are carried
forward indefinitely,
but the loss
carryforward that
may be used against future taxable income is limited to 80% of taxable income before the net operating loss deduction. The Company had utilized all of its net operating loss carryforwards as of June 30, 2026.
Lesaka had no net unused foreign tax credits that are more
likely than not to be realized as of June 30, 2026 and 2025, respectively.
Unrecognized tax benefits
As of June 30, 2026 and 2025, the Company had
no
unrecognized tax benefits. The Company files income tax returns mainly in
South Africa,
Botswana, Namibia and in the U.S. federal jurisdiction. As of June 30, 2026, the Company’s South African subsidiaries are no longer
subject to income
tax examination by the
South African Revenue Service
for periods before
June 30, 2020.
The Company
is subject to
income tax
in other
jurisdictions outside
South Africa,
none of which
are individually
material to its
financial position,
s tatement of cash flows, or results of operations.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.
EARNINGS (LOSS) PER SHARE
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
June 30, 2026,
2025 and 2024. Accordingly,
the two-class method presented below does not include the impact of any redemption.
Basic earnings (loss) per share
includes shares of restricted stock that
meet the definition of a
participating security because these
shares are eligible
to receive non
-forfeitable dividend
equivalents at the
same rate as
common stock.
Basic earnings (loss)
per share
has been calculated using the two-class method and basic earnings (loss) per share for the years ended June 30, 2026,
2025 and 2024,
reflects only
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
and
46,777
shares
of
common
stock
from
the
calculation
of
diluted
loss
per
share
during
the
years
ended
June
30,
2025
and
2024,
respectively,
because
the
effect
would
be
antidilutive.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.
EARNINGS (LOSS) PER SHARE (continued)
The following
table presents net
loss attributable
to Lesaka
and the share
data used in
the basic and
diluted earnings
(loss) per
share computations using the two-class method for the years ended
June 30, 2026, 2025 and 2024:
2026 2025 2024
(in thousands except percent and per share data)
Numerator:
Net income (loss) attributable to Lesaka
(A)
$
2,758
$
(90,957)
$
(18,515)
Undistributed income (loss)
(A)
2,758
(90,957)
(18,515)
Percent allocated to common shareholders
(Calculation 1)
97%
97%
95%
Numerator for earnings (loss) per share: basic and diluted $
2,672
$
(87,894)
$
(17,678)
Denominator
Denominator for basic earnings (loss) per share:
weighted-average common shares outstanding
79,516
73,891
61,276
Effect of dilutive securities:
Stock options
161
-
-
Denominator for diluted earnings (loss) per share: adjusted weighted average common shares outstanding and assumed conversion
79,677
73,891
61,276
Earnings (Loss) per share:
Basic (A)
$
0.03
$
(1.19)
$
(0.29)
Diluted
(A)
$
0.03
$
(1.19)
$
(0.29)
(Calculation 1)
Basic weighted-average common shares outstanding (A)
79,516
73,891
61,276
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)
82,088
76,466
64,179
Percent allocated to common shareholders
(A) / (B)
97%
97%
95%
(A) Net income
(loss) attributable to
Lesaka and Undistributed
earnings (loss) for
the year ended
June 30, 2026,
has decreased
by
$
0.4
million,
as
a
result
of
the
correction,
as
discussed
in
Note
1,
to
the
amount
included
in
the
captions
Net
income
(loss)
attributable to Lesaka and Undistributed earnings (loss)
for the three months ended
September 30, 2025. Net income
(loss) attributable
to Lesaka and Undistributed earnings (loss) for years ended June 30, 2025 and 2024, have decreased by $
3.4
million and $
1.1
million,
respectively, as a result of
the correction discussed in Note 1.
The correction
of the
error did
not impact
Basic and
Diluted
earnings per
share for
the year
ended June
30, 2026.
Basic and
Diluted loss per
share for the
years ended June
30, 2025 and
2024, decreased by
$
0.05
(five U.S. cents)
and $
0.02
(two U.S. cents),
respectively.
Options to purchase
6,412,973
,
6,493,683
and
4,737,543
shares of the
Company’s common
stock at prices
ranging from $
5.22
to $
14.00
(2026) and
$
4.87
to $
14.00
(2025 and
2024) per
share were
outstanding during
the year
ended June
30, 2026,
2025 and
2024, respectively,
but were not included
in the computation of
diluted earnings (loss) per
share because the options’
exercise prices
were greater
than the
average market
price
of the
Company’s
common
shares. The
options, which
expire at
various dates
through
February 3, 2032, were still outstanding as of June 30, 2026.
20.
SUPPLEMENTAL CASH
FLOW INFORMATION
The following table presents supplemental cash flow disclosures for the years ended June 30, 2026, 2025 and 2024:
2026 2025 2024
Cash received from interest
$
2,331
$
2,576
$
2,277
Cash paid for interest
$
21,812
$
18,077
$
17,381
Cash paid for income taxes, net of refunds received
$
10,432
$
6,481
$
6,506

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
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
restricted cash
as well.
Refer to
Note 12
for additional
information regarding
the Company’s
facilities. The
following
table presents the disaggregation of cash, cash equivalents and restricted cash as of June 30, 2026, 2025 and 2024:
2026
2025
2024
Cash and cash equivalents $
81,409
$
76,520
$
59,065
Restricted cash
129
119
6,853
Cash, cash equivalents and restricted cash $
81,538
$
76,639
$
65,918
Leases
The following
table presents
supplemental
cash flow
disclosure related
to leases
for the
years ended
June 30,
2026, 2025
and
2024:
2026
2025
2024
Cash paid related to lease liabilities
Operating cash flows from operating leases $
5,942
$
4,834
$
3,238
Right-of-use assets obtained in exchange for lease obligations
Operating leases $
19,017
$
5,707
$
4,800
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
for the years ended June 30, 2026 and 2025 and 2024
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
performed (including
card acquiring
and the
provision of
a payment
gateway services)
for its
customers, and
rental and
license fees
from
the
provision
of
POS
hardware
and
software
to
the
hospitality
industry.
The
Company
also
provides
cash
management
and
payment
services to
merchant customers
through a
digital vault
which is
located at
the customer’s
premises and
through which
the
Company is able to provide
the services which generate processing
fee revenue. The Merchant segment
includes interest earned from
the provision of loans to its customers.
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
to Utilities prepaid electricity
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
year ended
June 30,
2026, and
interest related
to these
borrowings have
been allocated
to Consumer.
The Company
also included
an intercompany
interest expense in
its Consumer
Segment Adjusted
EBITDA for
the year
ended June
30, 2025.
The Company does not
allocate once-off items, stock-based
compensation charges, impairment
of other intangible assets,
other
items (including gains or
losses on disposal of
investments, fair value adjustments
to equity securities), interest
income, certain interest
expense, income
tax expense
or loss
from equity
-accounted investments
to its
reportable
segments. Group
costs generally
include:
employee related costs in relation to
employees specifically hired for group roles
and related directly to managing the
US-listed entity;
expenditures related
to compliance
with the
Sarbanes-Oxley
Act of
2002; non-employee
directors’ fees;
legal fees;
group and
US-
listed
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
C
ompany’s loss before income
tax expense.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.
OPERATING SEGMENTS
(continued)
Segment measure of profit or loss (continued)
Our
CODM
does
not
review
the
components
of
segment
selling,
general
and
administration
expenses
and
is
presented
with
reports which include revenue and segment adjusted EBITDA.
The table below presents
the reconciliation of revenue from
external customers to the
reportable segment’s
revenue, significant
expenditures, the Company’s reportable segment’s measure of profit or loss, and certain other
segment information for the
years ended
June 30, 2026 and 2025, respectively,
is as follows:
Year
ended June 30,2026
Merchant Consumer Enterprise Unallocated Total
Revenue from external customers $
506,193
$
142,443
$
72,918
$
-
$
721,554
Intersegment revenues
3,142
188
1,812
-
5,142
Segment revenue
(z)
509,335
142,631
74,730
-
726,696
Less segment-related expenses:
Cost of goods sold, IT processing, servicing and
support
(y)
395,124
47,606
53,246
-
495,976
Selling, general and administration
(1)(2)
78,678
48,832
13,365
-
140,875
Segment adjusted EBITDA $
35,533
$
46,193
$
8,119
$
-
$
89,845
(z) includes interest revenue of:
9,750
27,419
-
-
37,169
(y) includes interest expense of:
1,945
5,257
-
-
7,202
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
14,734
$
1,742
$
430
$
30,440
$
47,346
Expenditures for long-lived assets $
19,581
$
2,890
$
2,578
$
-
$
25,049
Year
ended June 30,2025
Merchant Consumer Enterprise Unallocated Total
Revenue from external customers $
524,252
$
96,008
$
39,441
$
-
$
659,701
Intersegment revenues
2,348
-
3,113
-
5,461
Segment revenue
(z)
526,600
96,008
42,554
-
665,162
Less segment-related expenses:
Cost of goods sold, IT processing, servicing and
support (y)(A)
426,427
35,603
32,549
-
494,579
Selling, general and administration
(A)(1)(3)
64,844
36,456
8,718
-
110,018
Segment adjusted EBITDA
(A)
$
35,329
$
23,949
$
1,287
$
-
$
60,565
(z) includes interest revenue of:
7,231
5,038
-
-
12,269
(y) includes interest expense of:
1,671
3,394
-
-
5,065
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
10,997
$
968
$
371
$
21,385
$
33,721
Expenditures for long-lived assets $
18,117
$
1,500
$
1,482
$
-
$
21,099

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.
OPERATING SEGMENTS
(continued)
The table below presents
the reconciliation of revenue from
external customers to the
reportable segment’s
revenue, significant
expenditures, the Company’s reportable segment’s
measure of profit or loss, and certain other segment information for the year ended
June 30, 2024, respectively,
is as follows:
Year
ended June 30,2024
Merchant Consumer Enterprise Unallocated Total
Revenue from external customers $
456,069
$
69,211
$
38,942
$
-
$
564,222
Intersegment revenues
3,721
-
7,955
-
11,676
Segment revenue
(z)
459,790
69,211
46,897
-
575,898
Less segment-related expenses:
Cost of goods sold, IT processing, servicing and
support
(y)(A)
394,238
23,165
37,424
-
454,827
Selling, general and administration
(A)(1)(4)
37,218
33,367
6,542
-
77,127
Segment adjusted EBITDA
(A)
$
28,334
$
12,679
$
2,931
$
-
$
43,944
(z) includes interest revenue of:
6,096
-
-
-
6,096
(y) includes interest expense of:
1,448
-
-
-
1,448
Merchant Consumer Enterprise Group costs Total
Depreciation and amortization $
8,141
$
734
$
402
$
14,388
$
23,665
Expenditures for long-lived assets $
11,202
$
1,317
$
146
$
-
$
12,665
(A) Cost of goods sold,
IT processing, servicing and
support and Selling, general
and administration for Merchant
and Total for
the year
ended June
30, 2026
have
each increased
by $
0.2
million
and
$
0.06
million,
respectively,
as a
result of
the correction,
as
discussed in Note
1, to the
amount included in
the captions Cost
of goods sold,
IT processing, servicing
and support and
Selling, general
and administration
for the three
months ended September
30, 2025. Segment
Adjusted EBITDA for
Merchant and Total
for the year
ended June 30, 2026 have
each decreased by $
0.2
million as a result of
the correction, as discussed in
Note 1, to the amount
included
in the caption Segment Adjusted EBITDA for the three months ended September
30, 2025.
Cost of goods
sold, IT processing,
servicing and support
and Selling, general
and administration for
Merchant and Total
for the
year ended June 30, 2025 have each increased by $
0.6
million and $
0.2
million, respectively, as a result
of the correction discussed in
Note 1. Segment Adjusted
EBITDA for Merchant and
Total for
the year ended June 30,
2025 have each decreased
by $
0.9
million as
a result of the correction discussed in Note 1.
Cost of goods
sold, IT processing,
servicing and support
and Selling, general
and administration for
Merchant and Total
for the
year ended June 30, 2024 have each increased by $
0.6
million and $
0.2
million, respectively, as a result
of the correction discussed in
Note 1. Segment Adjusted
EBITDA for Merchant and
Total for
the year ended June 30,
2024 have each decreased
by $
0.8
million as
a result of the correction discussed in Note 1.
(1)
Selling,
general
and
administration
includes
human
capital-related
expenses
(including
base
salary
and
bonus),
IT-related
expenses
(including
software
licenses,
hardware
maintenance,
hosting,
and
communication
expenses),
professional
fees
(including
audit, legal,
consulting and
other fees),
lease and
utilities expenses,
the allowance
for credit
losses and
other operating
and support
expenses.
(2) Segment Adjusted
EBITDA for the
year ended June
30, 2026, includes
retrenchment and reorganization
costs for Merchant
of $
0.8
million (ZAR
14.0
million), Consumer of $
0.4
million (ZAR
7.1
million) and Enterprise of $
0.1
million (ZAR
1.1
million).
(3) Segment
Adjusted EBITDA for
the year ended
June 30, 2025,
includes retrenchment and
reorganization costs
for Merchant
of $
0.8
million (ZAR
15.7
million), Consumer of $
0.1
million (ZAR
1.5
million) and Enterprise of $
0.8
million (ZAR
13.6
million).
(4) Segment Adjusted EBITDA for the year
ended June 30, 2024, includes retrenchment costs
for Merchant of $
0.3
million (ZAR
4.9
million) and Consumer of $
0.2
million (ZAR
3.5
million).

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.
OPERATING SEGMENTS
(continued)
The reconciliation of the reportable segments’ measures of profit or loss to income (loss)
before income taxes for the years ended
June 30, 2026, 2025 and 2024, respectively,
is as follows:
2026 2025 2024
Reportable segments measure of profit or loss (A) $
89,845
$
60,565
$
43,944
Operating loss: Group costs
(14,103)
(10,743)
(7,844)
Once-off costs
(5,452)
(17,826)
(1,853)
Interest adjustment
-
2,195
-
Unrealized gain (loss)
for currency adjustments
53
(23)
83
Stock-based compensation charge adjustments
(6,969)
(9,550)
(7,911)
Depreciation and amortization
(47,346)
(33,721)
(23,665)
Loss on disposal of equity-accounted investment (Note 9)
(584)
(161)
-
Impairment loss (1)
(3,347)
(18,863)
-
Change in fair value of equity securities (Note 3)
2,593
(59,828)
-
Gain on disposal of equity securities
(730)
-
-
Other income
3,883
-
-
Reversal of doubtful loan receivable
1,500
-
250
Interest income
2,889
2,596
2,294
Interest expense (A)
(18,506)
(21,824)
(19,171)
Income (Loss) before income taxes (A) $
3,726
$
(107,183)
$
(13,873)
(A) Reportable segments’ measure of profit or loss and net loss before taxes for the year ended June 30, 2026, have decreased by
$
0.2
million and $
0.4
million, respectively, as a result of the correction, as discussed in Note 1, to the amount included in the captions
Reportable
segments’
measure of
profit
or loss
and
net loss
before
taxes for
the three
months ended
September 30,
2025.
Interest
expense for
the year ended
June 30,
2026, has increased
by $
0.1
million, as a
result of the
correction, as
discussed in Note
1, to the
amount included in the caption Interest expense for the three months ended
September 30, 2025.
Reportable segments’
measure of
profit or
loss and
net loss
before taxes
for the
year ended
June 30,
2025, have
decreased by
$
0.9
million, and $
1.2
million, respectively,
as a result of
the correction
discussed in Note
1. Interest expense
for the June
30, 2025,
has increased by $
0.4
million as a result of the correction discussed in Note 1.
Reportable segments’
measure of
profit or
loss and
net loss
before taxes
for the
year ended
June 30,
2024, have
decreased by
$
0.8
million, and $
1.1
million, respectively,
as a result of
the correction
discussed in Note
1. Interest expense
for the June
30, 2024,
has increased by $
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
Long-lived assets based on their geographic location as of June 30, 2026,
2025 and 2024, are presented in the table below:
Long-lived assets
2026 2025 2024
South Africa
$
403,085
$
392,098
$
286,700
India - Investment in MobiKwik (Note 9)
-
-
76,297
Rest of world
8,609
3,055
2,548
Total $
411,694
$
395,153
$
365,545

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.
COMMITMENTS AND CONTINGENCIES
Capital commitments
As
of
June
30,
2026
and
2025,
the
Company
had
outstanding
capital
commitments
of
approximately
$
0.6
million
and
$
0.2
million, respectively.
Purchase obligations
As of June 30,
2026 and 2025, the
Company had purchase
obligations totaling $
5.7
million and $
2.9
million, respectively.
The
purchase
obligations
as
of
June
30,
2026,
primarily
relate
to
POS
devices,
components
for
safe
assets
and
inventory
that
will
be
delivered to the Company and sold to customers in fiscal 2027.
Guarantees
The South African
Revenue Service and
certain of the
Company’s customers,
suppliers and other
business partners have
asked
the Company
to provide
them with
guarantees, including
standby letters
of credit,
issued by
South African
banks. The
Company is
required to procure these guarantees for these third parties to operate its business.
Nedbank has
issued guarantees
to these
third parties
amounting to
ZAR
2.1
million ($
0.1
million, translated
at exchange
rates
applicable
as
of
June
30,
2026)
thereby
utilizing
part
of
the
Company’s
short-term
facilities.
The
Company
pays
commission
of
between
0.47
% per annum to
1.84
% per annum of the face
value of these guarantees and does
not recover any of the commission
from
third parties.
RMB has
issued
guarantees
to
these
third
parties
amounting
to
ZAR
70.2
million
($
4.3
million,
translated
at
exchange
rates
applicable as of June 30, 2026) thereby utilizing part of the Company’s short-term facilities.
The Company has not recognized any obligation related to
these guarantees in its consolidated balance sheet as of
June 30, 2026.
The maximum potential
amount that the Company
could pay under
these guarantees is ZAR
72.3
million ($
4.4
million, translated at
exchange rates applicable
as of June 30, 2026).
As discussed in Note
12, the Company
has ceded and pledged
certain bank accounts
to Nedbank
as security
for these
guarantees
with an
aggregate value
of ZAR
2.1
million ($
0.1
million translated
at exchange
rates
applicable as
of June
30, 2026).
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
23.
RELATED PARTY
TRANSACTIONS
Related parties of the Executive Chairman
The Company's Executive Chairman
also serves as
Chairman of a Teya Holdings Ltd.
(“Teya”), a group of privately
held entities.
Certain entities within the Teya group
engage in transactions with the Company in the ordinary course of business. The Company has evaluated these
arrangements and
determined that
the related transactions
were immaterial,
individually and
in the aggregate,
to the
Company's consolidated financial statements for the periods presented
.
Related parties of a non-employee director
One of the Company's non-employee directors
(Mr. Dean Sparrow) also serves as director
and chief executive officer of Crossfin
Holdings.
Crossfin Holdings has an indirect shareholding in VantagePay and Mr. Sparrow is a director of VantagePay.
The Company
a
nd VantagePay
have engaged in a transaction in the ordinary course of business, refer to Note 4 for additional information.

LESAKA TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2026 and 2025 and 2024
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.
SUBSEQUENT EVENTS
New lease obtained
In August 2026, the
Company, through
Lesaka SA, entered into a
binding offer to lease
for a new regional office
in Umhlanga,
Durban,
KwaZulu-Natal,
South
Africa
with
SA Sugar
Distributors
Proprietary
Limited, a
subsidiary
of ABFS,
a
private
company
incorporated in South
Africa. The lease commences
on November 1, 2026
and is for a period
of
5
years, with an option
to renew for
a further
five years
. The Company secured beneficial occupation from September 1, 2026, and is expected to record a ROU asset and
an operating lease liability related from the date of taking beneficial occupation. The Company was required to provide a cash deposit of
two
month’s
rent
to
the
lessor.
The
Company
expects
to
pay
an
annual
basic
lease
expense
of
$
0.3
million
(ZAR
5.1
million,
translated at exchange rates applicable as of June 30, 2026), which increases by
7.00
% per annum.
Guarantee issued to supplier
In July and August 2026, RMB
issued guarantees of ZAR
22.0
million and ZAR
7.3
million, respectively, ($
1.3
million and $
0.4
million,
respectively,
translated
at
exchange
rates
applicable
as
of
June
30,
2026),
to
third
parties
thereby
utilizing
part
of
the
Company’s short-term
facilities.
* ****************************