Form 10-Q
period 2026-09-30
LESAKA TECHNOLOGIES INC
filed 2026-11-04
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington,
D.C.
20549
FORM
10-Q
(Mark One)
☒
QUARTERLY
REPORT PURSUANT
TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT
OF 1934
For the quarterly period ended
September 30, 2026
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
☐ Large accelerated filer
☒
Accelerated filer
☐ Non-accelerated filer
☐
Smaller reporting company
☐
Emerging growth company
If
an
emerging
growth
company,
indicate
by
check
mark
if
the
registrant
has
elected
not
to
use
the
extended
transition
period
for
complying
with
any
new
or
revised
financial
accounting
standards
provided pursuant to Section 13(a)
of the Exchange Act.
☐
Indicate
by
check
mark
whether
the
registrant
is
a
shell
company
(as
defined
in
Rule
12b-2
of
the
Exchange Act). YES ☐ NO
☒
As
of November
2,
2026
(the
latest
practicable
date),
86,538,774
shares
of
the registrant’s
common
stock, par value $0.001
per share, net of treasury
shares, were
outstanding.

Form 10-Q
LESAKA TECHNOLOGIES,
INC.
Table of Contents
Page No.
PART
I. FINANCIAL
INFORMATION
Item 1
.
Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and
June 30, 2026
2
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025
3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
for the three months ended September 30, 2026 and 2025
4
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2026 and 2025
5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Item 2
.
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
41
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
57
Item 4
.
Controls and Procedures
58
Part II. OTHER INFORMATION
Item 1.
Legal Proceedings
60
Item 1A.
Risk Factors
60
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
60
Item 3
Defaults upon Senior Securities
60
Item 4
Mine Safety Disclosures
60
Item 5.
Other Information
60
Item 6.
Exhibits
61
Signatures
62

Part I.
Financial
information
Item 1.
Financial
Statements
LESAKA TECHNOLOGIES,
INC.
Unaudited Condensed Consolidated
Balance Sheets
September 30, June 30,
2026 2026
(In thousands,
except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents $
85,778
$
81,409
Restricted cash related to credit facilities
(Note 9)
129
129
Accounts receivable, net and other receivables (Note
3)
51,117
43,765
Finance loans receivable, net (Note
3)
115,390
103,810
Inventory (Note
4)
24,017
20,113
Total current assets before
settlement assets
276,431
249,226
Settlement assets
18,887
18,504
Total current assets
295,318
267,730
PROPERTY,
PLANT AND EQUIPMENT,
net of accumulated depreciation of -September: $
74,845
June:
$
69,766
53,929
50,212
OPERATING
LEASE RIGHT-OF-USE (Note
17)
27,809
20,161
EQUITY-ACCOUNTED INVESTMENTS
(Note 6)
1,363
295
GOODWILL (Note 7)
215,419
215,298
INTANGIBLE
ASSETS, NET
(Note 7), including integrated platform
of -September: $
70,087
June:
$
73,211
118,452
123,425
DEFERRED INCOME TAXES
13,029
12,470
OTHER LONG-TERM
ASSETS (Note
6 and 8)
9,367
9,697
TOTAL ASSETS
734,686
699,288
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note
9)
38,633
20,671
Accounts payable
25,371
23,986
Other payables (Note 10)
91,479
83,262
Operating lease liability - current (Note
17)
4,933
4,408
Current portion of
long-term borrowings
(Note 9)
16,092
16,114
Income taxes payable
2,632
1,691
Total current liabilities
before settlement obligations
179,140
150,132
Settlement obligations
18,721
18,530
Total current liabilities
197,861
168,662
DEFERRED INCOME TAXES
26,822
28,379
OPERATING
LEASE LIABILITY - LONG TERM (Note
17)
26,721
19,338
LONG-TERM
BORROWINGS (Note
9)
197,703
194,597
OTHER LONG-TERM
LIABILITIES, including insurance policy liabilities (Note 8)
4,169
3,988
TOTAL LIABILITIES
453,276
414,964
REDEEMABLE COMMON
STOCK (Note
11)
69,686
78,972
EQUITY
COMMON STOCK
(Note 11)
Authorized:
200,000,000
with
$
0.001
par
value;
Issued and outstanding
shares, net of treasury -September:
83,304,774
;
June:
83,306,794
84
84
PREFERRED STOCK
Authorized shares:
50,000,000
with
$
0.001
par
value;
Issued and outstanding
shares, net of treasury:
September:
-
; June:
-
- -
ADDITIONAL PAID-IN-CAPITAL
163,024
152,554
TREASURY SHARES, AT COST -
September:
2,548,472
;
June:
2,548,472
(234)
(234)
ACCUMULATED OTHER
COMPREHENSIVE
LOSS (Note
12)
(166,234)
(166,319)
RETAINED EARNINGS
215,084
219,267
TOTAL
LESAKA EQUITY
211,724
205,352
NON-CONTROLLING
INTEREST
-
-
TOTAL EQUITY
211,724
205,352
TOTAL LIABILITIES,
REDEEMABLE COMMON STOCK
AND SHAREHOLDERS’ EQUITY
$
734,686
$
699,288
See Notes to Unaudited Condensed
Consolidated Financial Statements

LESAKA TECHNOLOGIES,
INC.
Unaudited
Condensed Consolidated
Statements
of Operations
3
Three months ended
September 30,
2026 2025
(In thousands,
except per
share data)
REVENUE (Note
16)
$
184,572
$
171,448
EXPENSE
Cost of goods
sold, IT processing, servicing and support, exclusive of depreciation and amortization shown
separately below
(A)
124,052
118,623
Selling, general and administration,
exclusive of depreciation and amortization shown
separately
below
(A)
47,032
37,094
Movement in allowance for credit losses (Note
3)
(B)
4,523
2,606
Depreciation and amortization
9,973
12,894
Transaction costs
related to Utilities and Bank Zero acquisitions (Note
2)
58
94
OPERATING
(LOSS)
INCOME
(1,066)
137
NET LOSS ON
IMPAIRMENT
OF EQUITY-ACCOUNTED INVESTMENT
(Note 6)
-
584
INTEREST INCOME
545
539
INTEREST EXPENSE
(A)
4,258
5,013
LOSS BEFORE INCOME TAX
BENEFIT
(4,779)
(4,921)
INCOME TAX
BENEFIT (Note 19)
527
146
NET LOSS BEFORE EARNINGS
FROM EQUITY-ACCOUNTED INVESTMENTS
(4,252)
(4,775)
EARNINGS FROM EQUITY
-ACCOUNTED INVESTMENTS
(Note 6)
69
-
NET LOSS $
(4,183)
$
(4,775)
ADD NET LOSS ATTRIBUTABLE
TO NON-CONTROLLING
INTEREST
-
117
NET LOSS ATTRIBUTABLE
TO LESAKA
(4,183)
(4,658)
Net loss per share, in United States dollars (Note 14):
Basic loss attributable to Lesaka shareholders $
(0.05)
$
(0.05)
Diluted loss attributable to Lesaka shareholders $
(0.05)
$
(0.05)
(A) Revised to correct the errors discussed in Note 1.
(B) Movement in allowance for credit losses for the three
months ended September 30, 2025, were previously included in Selling, general
and administration.
See Notes to Unaudited Condensed
Consolidated Financial Statements

LESAKA TECHNOLOGIES,
INC.
Unaudited
Condensed Consolidated
Statements
of Comprehensive (Loss)
Income
4
Three months ended
September 30,
2026 2025
(In thousands)
Net loss
(A)
$
(4,183)
$
(4,775)
Other comprehensive income, net of taxes
Movement in foreign currency translation
reserve
(A)
85
6,723
Release of foreign
currency translation reserve related to disposal of
equity securities
-
550
Total other comprehensive
income, net of taxes
85
7,273
Comprehensive (loss)
income
(4,098)
2,498
Less comprehensive income attributable to non
-controlling interest
-
(73)
Comprehensive (loss)
income attributable to Lesaka
$
(4,098)
$
2,425
(A) Revised to correct the errors disclosed in Note 1.
See Notes to Unaudited Condensed
Consolidated Financial Statements

LESAKA TECHNOLOGIES,
INC.
Unaudited
Condensed Consolidated
Statements
of Changes in
Equity
5
For the three
months ended
September 30, 2025 (dollar
amounts in thousands)
Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net
of treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common stock
Balance – July 1, 2025
85,248,146
$
84
(3,999,049)
$
(7,059)
81,249,097
$
135,505
$
216,509
$
(185,626)
$
159,413
$
6,841
$
166,254
$
88,957
Restricted stock granted (Note 13)
225,595
225,595
-
-
Stock-based compensation
charge (Note 13)
-
1,873
1,873
1,873
Reversal of stock-based
compensation charge (Note 13)
(10,793)
(10,793)
(12)
(12)
(12)
Net loss
(A)
-
(4,658)
(4,658)
(117)
(4,775)
Other comprehensive income
(Note 12)
(A)
7,083
7,083
190
7,273
Balance – September 30, 2025
(A)
85,462,948
$
84
(3,999,049)
$
(7,059)
81,463,899
$
137,366
$
211,851
$
(178,543)
$
163,699
$
6,914
$
170,613
$
88,957
(A) Revised to correct
the errors discussed in Note 1.

LESAKA TECHNOLOGIES,
INC.
Unaudited
Condensed Consolidated
Statements
of Changes in
Equity
6
For the three
months ended
September 30, 2026 (dollar
amounts in thousands)
Lesaka Technologies, Inc. Shareholders
Number of
Shares Amount
Number of
Treasury
Shares
Treasury
Shares
Number of
shares, net
of treasury
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
other
comprehensive
loss
Total
Lesaka
Equity
Non-
controlling
Interest Total
Redeemable
common
stock
Balance – July 1, 2026
85,855,266
$
84
(2,548,472)
$
(234)
83,306,794
$
152,554
$
219,267
$
(166,319)
$
205,352
$
-
$
205,352
$
78,972
Shares repurchased (Note 13)
(40,688)
-
-
(40,688)
(186)
(186)
(186)
Restricted
stock granted (Note
13)
78,300
78,300
-
-
Stock-based compensation
charge (Note 13) - -
1,409
1,409
1,409
Reversal of stock-based
compensation charge (Note 13)
(39,632)
(39,632)
(39)
(39)
(39)
Transfer from redeemable
common stock to additional paid-
in-capital (Note 11)
9,286
9,286
-
9,286
(9,286)
Net loss
(4,183)
(4,183)
-
(4,183)
Other comprehensive income
(Note 12)
85
85
-
85
Balance – September 30, 2026
85,853,246
$
84
(2,548,472)
$
(234)
83,304,774
$
163,024
$
215,084
$
(166,234)
$
211,724
$
-
$
211,724
$
69,686

LESAKA TECHNOLOGIES,
INC.
Unaudited
Condensed Consolidated
Statements
of Cash Flows
7
Three months
ended
September
30,
2026 2025
(In thousands)
Cash flows from operating activities
Net loss
(A)
$
(4,183)
$
(4,775)
Depreciation and amortization
9,973
12,894
Movement in allowance for doubtful
accounts receivable and finance
loans receivable
4,523
2,606
Earnings from equity
-accounted investments (Note 6)
(69)
-
Fair value adjustment related to financial liabilities
(265)
(1)
Interest payable
25
(107)
Facility fee amortized
162
78
Net loss on disposal of equity-accounted investments (Note
6)
-
584
Profit on disposal
of property, plant and equipment
(6)
(30)
Stock-based compensation charge (Note 13)
1,370
1,861
Changes in net working
capital
Increase in accounts receivable and other receivables
(7,787)
(1,230)
Increase in finance loans receivable
(15,574)
(6,903)
(Increase) decrease in inventory
(3,900)
5,148
Increase (decrease) in accounts payable and other payables
(A)
10,128
(233)
Increase in taxes payable
942
512
Decrease in deferred taxes
(2,140)
(1,481)
Net cash (used in) provided by operating
activities
(6,801)
8,923
Cash flows from investing activities
Capital expenditures
(8,243)
(3,980)
Proceeds from disposal
of property, plant and equipment
465
452
Acquisition of
intangible assets
(829)
(1,139)
Acquisition of
insurance entity investments
(65)
-
Acquisition of
equity-accounted investment
(750)
-
Repayment of loans by equity-accounted investments
200
-
Net change in settlement assets
(323)
4,206
Net cash used in investing activities
(9,545)
(461)
Cash flows from financing activities
Proceeds from bank overdraft (Note
9)
59,536
27,974
Repayment of bank overdraft (Note
9)
(41,780)
(40,661)
Long-term borrowings
utilized (Note 9)
4,082
2,763
Repayment of long
-term borrowings (Note
9)
(1,189)
(1,148)
Repurchase of shares of common stock (Note
13)
(186)
-
Non-refundable
deal origination fees (Note 9)
-
(33)
Net change in settlement obligations
120
(3,633)
Net cash provided by (used in) financing activities
20,583
(14,738)
Effect of exchange rate
changes on cash
132
1,921
Net increase (decrease)
in cash, cash equivalents and restricted cash
4,369
(4,355)
Cash, cash equivalents
and restricted cash – beginning of period
81,538
76,639
Cash, cash equivalents
and restricted cash – end of period (Note 15)
$
85,907
$
72,284
(A) Revised to correct the errors discussed in Note 1.
See Notes to Unaudited Condensed
Consolidated Financial Statements

LESAKA TECHNOLOGIES,
INC
Notes to the
Unaudited
Condensed Consolidated
Financial
Statements
for the three
months
ended September
30, 2026 and
2025
(All amounts
in
tables stated
in
thousands
or thousands
of U.S. dollars,
unless
otherwise stated)
1.
Basis of Presentation
and Summary
of Significant
Accounting
Policies
Unaudited
Interim
Financial
Information
The
accompanying
unaudited
condensed
consolidated
financial
statements
include
all
majority-owned
subsidiaries
over
which
the Company
exercises
control
and have
been prepared
in accordance
with
U.S.
generally
accepted
accounting
principles (“U.S.
GAAP”) and
the rules and regulations
of the United States Securities and
Exchange Commission
for Quarterly
Reports
on Form
10-Q
and include
all of
the information
and disclosures
required
for interim
financial
reporting.
The results
of operations
for the
three months
ended September
30,
2026 and
2025,
are
not necessarily
indicative
of the
results
for the
full year.
The Company
believes
that the disclosures
are adequate
to make
the information
presented
not misleading.
These
unaudited
condensed
consolidated
financial
statements
should
be
read
in
conjunction
with
the
financial
statements,
accounting
policies and
financial
notes
thereto
included
in the Company’s
Annual
Report
on Form
10-K
for the
fiscal
year
ended
June
30,
2026.
In
the
opinion
of
management,
the
accompanying
unaudited
condensed
consolidated
financial
statements
reflect all
adjustments
(consisting
only of normal
recurring
adjustments),
which are
necessary for
a fai
r
representation
of financial results
for the interim
periods presented.
References
to “Lesaka”
are references
solely to
Lesaka Technologies,
Inc. References
to the “Company”
refer to
Lesaka
and its consolidated
subsidiaries,
collectively,
unless the context
otherwise
requires.
Revision
of Previously
Issued
Financial
Statements
Understatement
of cost
of goods
sold, IT processing,
servicing
and support
due to incorrect
claim of
indirect
taxes
Subsequent
to the
issuance
of the
Company’s
Quarterly
Report
on Form
10-Q
for the
three months
ended
September
30,
2025,
it determined
that
certain
indirect
taxes
had
not
been accounted
for
correctly
in
its consolidated
balance
sheet,
consolidated
statements
of operations,
consolidated
statement
of comprehensive
loss, consolidated
statement
of changes
in
equity,
consolidated
statement
of
cash
flows
and
related
notes
to
the
consolidated
financial
statements
included
in
previously
filed Annual Reports
on Form 10-K
and Quarterly
Reports
on Form 10-Q
since June 30,
2022, and these
filings were
incorrect.
Refer to Note
1 to the Company’s
Annual Report
on Form 10-K
for the fiscal
year ended
June 30, 2026 for
additional
information.
The Company
assessed
the
materiality
of this
error
and
change
in presentation
on prior
period consolidated
financial
statements
in
accordance
with
SAB
No.
99“Materiality”
and
SAB
No.
108,
“Considering
the
Effects
of
Prior
Year
Misstatements
when
Quantifying
Misstatements
in the
Current
Year
Financial
Statements.”
Based
on this
assessment,
the
Company
has
concluded
that
previously
issued
financial
statements
were
not
materially
misstated
based
upon
overall
considerations
of both quantitative
and qualitative
factors.
The
Company
has
included
the
impact
of
the
correction
for
the
three
months
ended
September
30,
2025,
in
the
condensed
consolidated
statements
of operations
for the
three
months
ended
September
30, 2025,
included
in this
filing.
The
impact
of these
revisions
has
increased
cost
of
goods
sold,
IT
processing,
servicing
and
support,
selling,
general
and
administration
expense
and
interest
expense,
and
all
subtotals
from
operating
income
to net
income
(loss)
attributable
to
Lesaka
for the affected
periods.

1.
Basis of Presentation
and Summary
of Significant
Accounting
Policies
(continued)
Revision
of Previously
Issued
Financial
Statements
(continued)
Understatement
of
cost
of
goods
sold,
IT
processing,
servicing
and
support
due
to
incorrect
claim
of
indirect
taxes
(continued)
The
Company
has
revised
the
condensed
consolidated
statement
of
changes
in
equity
as
of
June
30,
2025.
The
comparative
condensed
consolidated
balance sheet
as of June 30,
2026, reflects
the correct
accounting
treatment.
The tables
below
present
the impact
of the
revisions
to specific
captions
to the
Company’s
consolidated
statement
of
operations
and cash flow
statements
for the periods
identified.
Condensed
consolidated
statement
of operations
Three months
ended September
30,
2025
As
reported Correction As revised
(in thousands,
except
per share data)
Cost
of goods
sold,
IT
processing,
servicing
and support
$
118,440
$
183
$
118,623
Selling, general
and administration,
exclusive
of depreciation
and amortization
39,637
63
39,700
Interest
expense
4,898
115
5,013
Basic
loss per share
attributable
to Lesaka
shareholders
$
(0.05)
$
-
$
(0.05)
Diluted
loss per share
attributable
to Lesaka
shareholders
$
(0.05)
$
-
$
(0.05)
Condensed
consolidated
statement
of comprehensive
(loss) income
Three months
ended September
30,
2025
As
reported Correction As revised
(in thousands)
Net loss $
(4,414)
$
(361)
$
(4,775)
Movement
in foreign
currency translation
reserve
6,842
(119)
6,723
Total
other
comprehensive
income,
net of
taxes
7,392
(119)
7,273
Comprehensive
income (loss)
2,978
(480)
2,498
Comprehensive
income (loss)
attributed
to Lesaka
$
2,905
$
(480)
$
2,425
Condensed
consolidated
statement
of cash
flows
Three months
ended September
30, 2025
As reported Correction As revised
(in thousands)
Net loss $
(4,414)
$
(361)
$
(4,775)
Increase
(decrease)
in accounts
payable and
other payables
$
(594)
$
361
$
(233)

1.
Basis of Presentation
and Summary
of Significant
Accounting
Policies
(continued)
Recent
accounting
pronouncements
adopted
In July 2025, the FASB issued guidance
regarding
Financial Instruments-Credit
Losses (Topic
326) Measurement
of Credit
Losses for Accounts
Receivable
and Contract
Assets
which
amends current
guidance to
provide
a practical
expedient (for
all
entities)
and
an
accounting
policy
election
(for
all
entities,
other
than
public
business
entities,
that
elect
the
practical
expedient)
related
to the
estimation
of expected
credit
losses
for
current
accounts
receivable
and
current
contract
assets
that
arise
from
transactions
accounted
for
under
Revenue
From
Contracts
With
Customers
(Topic
606).
This
guidance
is
effective for
the Company
beginning July
1, 2026,
and interim
reporting
periods during
that fiscal
year.
The Company
adopted
the guidance
from the effective
date and elected
the practical
expedient.
Recent
accounting
pronouncements
not yet adopted
as of September
30, 2026
In
November
2024,
the
FASB
issued
guidance
regarding
Income
Statement—Reporting
Comprehensive
Income—
Expense
Disaggregation
Disclosures
(Subtopic
220-40)
which
requires
disaggregated
disclosure
of
income
statement
expenses
for public
business
entities. The
guidance
does
not change
the expense
captions
an entity
presents
on the face
of
the income
statement;
rather,
it requires
disaggregation
of certain
expense
captions
into specified
categories
in disclosures
within
the
footnotes
to
the
financial
statements.
This
guidance
is
effective
for
the
Company
beginning
July
1,
2027.
Early
adoption is permitted.
The Company is currently
assessing
the impact of this guidance
on its financial
statements
and related
disclosures.
On September
18, 2025,
the FASB
issued guidance
regarding
Intangibles—Goodwill
and Other
—
Internal-Use
Software
(Subtopic
350-40)
which
amends
certain
aspects
of
the
accounting
for
and
disclosure
of
software
costs
under
ASC
350-
40. The
new
guidance
makes
targeted
improvements
to
existing
guidance
but
does
not
fully
align
the
framework
for
accounting
for internally
developed
software
costs
that are
subject
to ASC
350-40
with the
framework
applied to
software
to
be
sold
or
marketed
externally
that
is
subject
to
guidance
regarding
Costs
of
Software
to
Be
Sold,
Leased,
or
Marketed
(Subtopic
ASC 985-20)
.
The new guidance
also does not amend
the guidance
on costs of software
licenses that
are within the
scope of ASC 985-20. The amendments
supersede the guidance
on website development
costs in guidance
regarding
Website
Development
Costs
(Subtopic
ASC
350-50)
and
relocate
that
guidance,
along
with
the
recognition
requirements
for
development
costs
specific
to websites,
to ASC
350-40.
This
guidance
is effective
for the
Company
beginning
July
1,
2028,
and
interim
reporting
periods
during
that
fiscal
year.
Early
adoption
is
permitted.
Entities
may
apply
the
guidance
prospectively,
retrospectively,
or via a modified prospective
transition
method. The modified
prospective
transition
approach
would allow
entities to
account for an
in-process
project
that, before
the
transition
date, met the
capitalization
requirements
but would
no longer
meet
the requirements
for capitalization
under
the new guidance
by derecognizing
the capitalized
costs
for that in-process
project through
a cumulative-effect
adjustment to the opening
balance of retained earnings.
The Company
is currently
assessing the
impact of this
guidance
on its financial
statements
and related
disclosures.
On December
8, 2025,
the FASB
issued
guidance
regarding
Interim
Reporting
(Topic
270)
which
is intended
to improve
the navigability
of the guidance
in ASC 270 and clarify
when it applies.
Under the amendments,
an entity is subject
to ASC 27
0
if
it provides
“interim
financial
statements
and notes
in accordance
with GAAP.”
The updated
guidance
also
addresses
the
form
and
content
of
such
financial
statements,
adds
lists
to
ASC
270
of
the
interim
disclosures
required
by
all
other
Codification
topics, and
establishes
a principle
under which
an entity must
“disclose
events since
the end of
the last
annual
reporting
period that have
a material
impact on the
entity.”
As the
FASB stated
in the proposed
guidance and
reiterates
in th
e
ASU, the
amendments
are
not intended
to “change
the fundamental
nature
of interim
reporting
or expand
or reduce
current
interim
disclosure
requirements.”
This
guidance
is
effective
for
the Company
beginning
July
1, 2028,
and
interim
reporting
periods during
that fiscal
year.
Early adoption
is permitted.
Entities may
apply the
guidance
prospectively
or retrospectively.
The Company
is currently
assessing
the impact of
this guidance
on its financial
statements
and related
disclosures.

2.
Acquisition
s
and Dispositions
Refer to Note
3 to the Company’s
audited consolidated
financial statements
included in its
Annual Report
on Form 10-
K
for the
year
ended June
30,
2026,
for additional
information
regarding
the
acquisitions
during fiscal
2026
and
the proposed
acquisition
of Bank
Zero Mutual
Bank (“Bank
Zero”)
which transaction
remains conditional.
2027 Proposed
acquisitions
of Bank Zero
On June
26, 2025,
Lesaka
SA entered
into a
Transaction
Implementation
Agreement
(the “Transaction
Implementation
Agreement”)
with
Zero
Research
Proprietary
Limited
(“Zero
Research”),
Bank
Zero
Mutual
Bank
(“Bank
Zero”),
and
other
parties identified
in Annexure
A to the Transaction
Implementation
Agreement (being
all of the shareholders
of Bank Zero save
for
Zero
Research
and
Naught
Holdings
Ltd,
the
“Bank
Zero
Sellers”),
the
parties
listed
in
Annexure
B
to
the
Transaction
Implementation
Agreement (being
all of the
shareholders
of Zero
Research
save for
Naught
Holdings
Ltd, the “Zero
Research
Sellers”)
and Naught
Holdings
Ltd. All amounts
below
translated
at the closing
rate
of $1: ZAR
17.76
as of June 30, 2025.
The purchase
consideration
payable by Lesaka
SA in exchange
for the relevant
shares
in Bank Zero
and the subscription
consideration
payable by
Lesaka
SA in exchange
the subscription
shares will
be settled
through a
combination
of delivery
of
Lesaka shares
of common stock and up to ZAR
91.0
million ($
5.1
million) in cash. Zero Research
will apply the cash and Lesaka
shares
received
by it
to settle
the repurchase
consideration
due to
the Zero
Research
Sellers.
Following
implementation
of
each of these
steps, and
subject
to the below
adjustment,
the Bank
Zero Sellers,
Zero
Research
Sellers and
Naught
Holdings
Ltd will
own approximately
11.6
%
of Lesaka's
fully diluted
shares at
the time of
completion of
the proposed
transaction.
The
Transaction
Implementation
Agreement
allows
a
mechanism
(in
certain
circumstances)
pursuant
to which
the
Bank
Zero
Sellers and
the Zero
Research
Sellers may
acquire
fewer shares
in Lesaka
and a
larger cash
consideration.
The
Transaction
Implementation
Agreement
includes
customary
interim
period
undertakings
which
required
each
of
Zero
Research
and
Bank
Zero,
among
other
things
(i)
to
conduct
their
business
in
the
ordinary
course
during
the
period
between
the
execution
of
the
Transaction
Implementation
Agreement
and
the
closing
of
the
transaction
contemplated
thereby,
and (ii) not to engage
in certain kinds of
transactions during
such period.
The Transaction
Implementation
Agreement
is subject
to the fulfilment
of certain
conditions
precedent. The
Transaction
Implementation
Agreement will
lapse if all
of the
conditions
precedent
are not met
or not waived
by January 31,
2027 (or
such later
date as
may be agreed).
Bank Zero
and Lesaka
SA have agreed
to implement
a long-term
incentive
arrangement
following
implementation
of the
transaction,
under which such
a number of
Lesaka's
shares of common
stock as
is equal
to (i) ZAR
70.0
million
($
3.9
million)
divided
by an
agreed
value
(as defined
in the
Transaction
Implementation
Agreement)
(the “Retention
LTIP
Shares”)
and (ii)
ZAR
30.0
million
($
1.7
million)
divided
by
such
agreed
value
(the
“Performance
LTIP
Shares”)
will
be
awarded
to
certain
employees of Bank Zero.
The Retention LTIP
Shares will be subject
to time vesting conditions
and the Performance
LTIP Shares
will
be
subject
to
time
and
certain
performance-based
vesting
conditions.
The
terms
of the
long-term
incentive
plan
are
required
to be considered,
and if
necessary approved,
by Lesaka's
remuneration
committee.
The Company
incurred
transaction-related
expenditures
of $
0.1
million and
$
0.1
million during
the three
months ended
September
30,
2026
and
2025,
respectively,
related
to
the
proposed
acquisition
of
Bank
Zero.
The
Company’s
accruals
presented
in Note
10
of as
September
30, 2026,
includes an
accrual
of transaction
related
expenditures
of $
0.4
million
and
the Company
expects
to incur
further transaction
costs of $
0.2
million during
the 2027
fiscal year.
Transaction
costs
The table
below
presents transaction
costs
incurred
related
to the acquisition
of Utilities,
and the proposed
acquisition
of Bank
Zero expensed
during the three
months ended
September
30, 2026
and 2025:
Three months
ended
September
30,
2026 2025
Bank Zero
transaction
costs
$
58
$
82
Utilities transaction
costs
-
12
Total $
58
$
94

3.
Accounts receivable,
net and
other receivables
and finance
loans receivable,
net
Accounts receivable,
net and
other receivables
The
Company’s
accounts
receivable,
net,
and
other
receivables
as of
September
30,
2026,
and
June
30,
2026,
are
presented
in the table
below:
September
30,
June 30,
2026 2026
Accounts
receivable,
trade,
net
$
20,846
$
19,329
Accounts
receivable,
trade,
gross
24,487
22,536
Less: Allowance
for doubtful
accounts
receivable,
end of period
3,641
3,207
Beginning
of period
3,207
1,753
Reversed
to statement
of operations
(185)
(388)
Charged
to statement
of operations
783
2,109
Write-offs
(159)
(526)
Deconsolidation
-
(4)
Foreign
currency adjustment
(5)
263
Amount due
from VantagePay
2,010
2,010
Other receivables
28,261
22,426
Total
accounts
receivable,
net and other
receivables
$
51,117
$
43,765
Trade
receivables
include
amounts due
from customers
which generally
have a very
short-term
life from date
of invoice
or
service
provided
to
settlement.
The
duration
is
less
than
a
year
in
all
cases
and
generally
less
than
30
days
in
many
instances.
The short-term
nature of these exposures
often results in balances
at month-end
that are
disproportionately
small
compared
to the
total
invoiced
amounts.
The month-end
outstanding
balances
are
more
volatile
than
the
monthly
invoice
amounts
because
they are
affected
by operational
timing
issues
and the
fact that
a balance
is outstanding
at
month-end
is
not necessarily
an indication
of increased
risk but
rather a
matter of operational
timing.
Other receivables
include prepayments,
deposits,
income taxes
receivable and
other receivables.

3.
Accounts receivable,
net and
other receivables
and finance
loans receivable,
net (continued)
Finance
loans receivable,
net
The Company’s
finance
loans
receivable,
net,
as of
September
30, 2026,
and
June
30,
2026,
is presented
in
the table
below:
September
30,
June 30,
2026
2026
Consumer finance
loans
receivable,
net
$
90,941
$
80,584
Consumer finance
loans
receivable,
gross
96,234
85,265
Less: Allowance
for doubtful
finance
loans
receivable,
end of period
5,293
4,681
Beginning
of period
4,681
3,648
Charged
to statement
of operations
2,793
7,261
Write-offs
(2,177)
(6,600)
Foreign
currency adjustment
(4)
372
Merchant
finance
loans receivable,
net
24,449
23,226
Merchant
finance
loans receivable,
gross
30,284
28,664
Less: Allowance
for doubtful
finance
loans
receivable,
end of period
5,835
5,438
Beginning
of period
5,438
1,596
Reversed
to statement
of operations
(105)
(117)
Charged
to statement
of operations
1,237
3,931
Write-offs
(734)
(459)
Foreign
currency adjustment
(1)
487
Total
finance
loans
receivable,
net
$
115,390
$
103,810
Total
finance
loans
receivable,
net, comprises
Consumer
finance loans
receivable related
to the Company’s
Consumer
operations
in
South
Africa
as
well
as
its
merchant
finance
loans
receivable
related
to
the
Company’s
Merchant’s
lending
activities
in
South
Africa.
Certain
merchant
finance
loans
receivable
with
an
aggregate
balance
of
$
23.7
million
as
of
September 30,
2026 have
been pledged
as security
for the Company’s
revolving
credit facility
(refer
to Note 9).
Allowance
for credit
losses
Consumer
finance
loans receivable
Consumer finance
loans receivable
is related to the Company’s
Consumer operations
in South Africa whereby it provides
unsecured
short-term
loans
to qualifying customers.
Loans to customers
have a tenor of up
to
nine months
,
with the majority
of loans originated
having a tenor
of
seven months
.
The Company analyses
this lending book
as a single portfolio
because the
loans
within the
portfolio
have
similar
characteristics
and
management
uses
similar
processes
to monitor
and assess
the
credit risk of
the lending book.
Refer to Note 5 related
to the
Company risk management
process
related to these
receivables.
The Company
has
operated
this
lending
book
for more
than
five years
and
uses
historical
default
experience
over
the
lifetime of loans
in order to develop
an expected loss rate
for the lending
book. The allowance
for credit losses
related to these
Consumer
finance
loans
receivables
is
calculated
by
multiplying
the
expected
loss
rate
with
the
month
end
outstanding
lending
book.
Default
is
defined
as
loans
in
90
days
in
arrears
or
greater
and
is
primarily
driven
by
missed
or
disrupted
customer
payments, as a
result of non-receipt
of social grant
income and broader
affordability pressures.
Loss outcomes
are
further
influenced
by
limited
post-default
recoveries.
The
Company
continues
to
undertake
recovery
activity
for
up
to
six
months
post
write-off,
however,
recoveries
during
this
period
are
minimal.
After
six months,
collection
activity
ceases
and
recoveries
are considered
negligible.
The expected
loss rate
as of each of June
30, 2026
and September
30, 2026,
was
5.5
%. The performing
component
(that
is, outstanding
loan payments
not in arrears)
of the
book
exceeds
more than
99
% of the
outstanding
lending book
as of June
30, 2026
and September
30, 2026.

3.
Accounts receivable,
net and
other receivables
and finance
loans receivable,
net (continued)
Finance
loans receivable,
net (continued)
Allowance
for credit
losses (continued)
Merchant
finance loans
receivable
Merchant
finance
loans
receivable
is
related
to
the
Company’s
Merchant
lending
activities
in
South
Africa
whereby
it
provides
unsecured
short-term
loans
to qualifying
customers.
Loans to customers
have a tenor
of up to
twelve months
,
with
the majority
of loans
originated
having
a tenor
of approximately
ten months
.
The Company
analyses
this lending
book
as a
single portfolio
because
the loans
within the
portfolio
have similar
characteristics
and management
uses
similar processes
to
monitor
and
assess
the credit
risk
of the
lending
book,
except
for
loans
in
the
Lesaka
Fuel
Proprietary
Limited
finance
portfolio,
which
is
in run-off
and
assessed
individually.
Refer
to
Note
5
related
to the
Company
risk management
process
related
to these receivables.
The
Company
uses
historical
default
experience
over
the
lifetime
of
loans
generated
thus
far
in
order
to
develop
an
expected
loss
rate
for
the
lending
book.
A
loan
is classified
as
being
in default
where
a
client
has
missed
seven
or
more
instalments,
at
which
point
a
specific allowance
for
outstanding
capital
and
accrued
interest
is raised
based
on the
loan’s
collection
status,
as
described
below.
Upon
default,
the
Company
commences
recovery
procedures
including
the
use
of
external debt
collectors,
asset attachment
through the
Sheriff of the
High Court, and
judgements
against clients
in both thei
r
personal and entity capacities.
An account is written off when management
concludes that there
is no reasonable expectation
of recovery,
which
may be before
legal
recovery
procedures
are concluded.
Any subsequent
recoveries
are
recognized
when
received.
The allowance
for credit
losses
related
to these
merchant
finance
loans
receivable
is calculated
as
the sum
of (i)
the
expected loss rate
applied to the performing
lending book, (ii) specific
allowances on loans
in payment relief,
under a payme
nt
arrangement
or in legal
recovery,
at loss
rates that
increase with
the severity
of the status,
and (iii) management
adjustments
where the
model does
not fully
reflect current
conditions.
The expected
loss rate
as of each
of June 30,
2026 and
September
30, 2026,
was approximately
3.21
%, and the
loss rates
applied to loans
in payment relief,
under
a payment
arrangement
and
in legal recovery
were approximately
36
%,
62
% and
90
%, respectively.
The
performing
component
(that
is,
outstanding
loan
payments
not
in arrears),
under-performing
component
(that
is,
outstanding
loan payments
that are in arrears)
and non-performing
component
(that is, outstanding
loans for which payments
appeared
to have ceased)
of the
lending book
as of September
30, 2026
and June
30, 2026,
was as follows:
September
30,
June 30,
2026
2026
Performing
component
85
%
92
%
Under-performing
component
14
%
7
%
Non-performing
component
1
%
1
%
100
%
100
%
4.
Inventory
The Company’s
inventory
comprised
the following
categories
as of September
30, 2026,
and June 30,
2026:
September
30,
June 30,
2026 2026
Raw materials $
2,123
$
2,378
Work-in-progress
614
204
Finished
goods
21,280
17,531
$
24,017
$
20,113

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
dollar is i
ts
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
rates.
The South
African
Reserve Bank
increased
the repurchase
rate
to
7.25
% in
September
2026, citing
upside risks
to the
inflation
outlook.
Higher
fuel
prices
and
uncertainty
around
global
oil
prices
are
expected
to
keep
inflationary
pressures
elevated
in the near term.
Accordingly,
changes
in South African
interest rates
may
affect
the Company’s
finance
costs.
Excluding
the
impact
of
changes
to
the
margins
on
its
borrowings
(refer
to
Note
9)
and
the
value
of
borrowings
outstanding,
an
increase
in
interest
rates
would
moderately
increase
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
inclu
de
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
short-
term
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

5.
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
-
3,757
-
3,757
Cash, cash
equivalents
and restricted
cash
(included
in other
long-
term assets)
143
-
-
143
Mutual
fund
(included
in
other
long-term
assets)
-
4,656
-
4,656
Total
assets
at fair value
$
143
$
8,413
$
-
$
8,556
The
following
table
presents
the
Company’s
assets
measured
at
fair
value
on
a
recurring
basis
as
of
June
30,
2026
,
according
to the fair
value hierarchy:
Quoted
Price in
Active
Markets
for Identical
Assets
(Level 1)
Significant
Other
Observable
Inputs
(Level 2)
Significant
Unobservable
Inputs
(Level 3) Total
Assets
Related to
insurance
business $ $ $ $
Mutual
fund
(included
in
cash, cash
equivalents
and restricted
cash)
-
3,688
-
3,688
Cash, cash
equivalents
and restricted
cash
(included
in other
long-
term assets)
141
-
-
141
Mutual
fund
(included
in
other
long-term
assets)
-
4,598
-
4,598
Total
assets
at fair value
$
141
$
8,286
$
-
$
8,427
There
have
been
no
transfers
in
or
out
of
Level
3
during
the
three
months
ended
September
30,
2026
and
2025
,
respectively.
There was
no
movement in the carrying value
of assets measured
at fair value on a recurring basis, and categorized
within
Level 3,
during the three
months ended
September 30,
2026 and
2025.

5.
Fair value
of financial instruments
(continued)
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
on Form 10-
K
for the
year ended
June 30,
2026,
for additional
information
regarding
its equity-accounted
investments
and other
long-term
assets.
Equity-accounted
investments
The Company’s
ownership
percentage in its equity-accounted
investments
as of September
30, 2026,
and June 30, 2026
,
was as follows:
September
30, June 30,
2026 2026
Sandulela
Technology
Proprietary
Limited (“Sandulela”)
49.0
%
49.0
%
SmartSwitch
Namibia (Proprietary)
Limited (“SmartSwitch
Namibia”)
50.0
%
50.0
%
Cowdi
Limited (“Cowdi”)
20.0
%
-
%
Cowdi
During
the year
ended
June 30,
2026,
the Company
invested
$
0.3
million
to
acquire
a
10
%
interest
in Cowdi,
an entity
incorporated
in
England
and
Wales,
with
operations
through
a
Kenyan
wholly-owned
subsidiary
offering
digital
loans
to
customers
in that
country.
During the
three
months
ended
September
30,
2026,
the Company
invested
an additional
$
0.8
million
to
increase
its interest
in Cowdi
to
20
%,
the
investment
has therefore
been
moved
from
other
long-term
assets
to
equity-accounted
investments.
The Company
initially accounted
for its
investment
in Cowdi
as an
equity securities
without
readily determinable
fair value
and therefore
applied the
cost minus
impairment,
if any, plus
or minus changes
resulting from
observable price
changes in
orderly transactions
for the identical
or a similar investment
of the same
issuer model.
Following
the increase
in its investment
from
10
%
to
20
%, the
Company
has determined
that it
has obtained
significant
influence
and
has accounted
for its
investment
in Cowdi
from July
2026, using the
equity method.

6.
Equity-accounted
investments
and other
long-term assets
Equity-accounted
investments
(continued)
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
30, 2026,
and June 30,
2026:
September
30,
June 30,
2026 2026
Total
equity
investments
$
-
$
450
Investment
in Cowdi
(June 30,
2026:
10
%) at fair
value
(1)
-
450
Policy holder
assets
under investment
contracts
(Note 8)
143
141
Reinsurance
assets
under insurance
contracts
(Note 8)
2,464
2,416
Insurance
investments
4,656
4,598
Other long-term
assets
2,104
2,092
Total
other
long-term
assets
$
9,367
$
9,697
(1) The Company
determined
that Cowdi
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
$
-
$
250
Total
$
250
$
-
$
-
$
250
As of
September
30, 2026
the Company
had
no significant
equity
securities
without
readily
determinable
fair value
and held
to maturity
investments.

7.
Goodwill
and intangible
assets,
net
Goodwill
Summarized
below is
the movement
in the carrying
value of
goodwill for
the three
months ended
September 30,
2026:
Gross
value
Accumulate
d
impairment
Carrying
value
Balance
as of June 30,
2026
$
254,950
$
(39,652)
$
215,298
Foreign
currency adjustment
(1)
141
(20)
121
Balance
as of September
30, 2026
$
255,091
$
(39,672)
$
215,419
(1) – The foreign currency
adjustment represents
the effects of the fluctuations
of the South African
rand against
the U.S.
dollar on the
carrying
value.
Goodwill has
been allocated
to the Company’s
reportable
segments as
follows:
Merchant Consumer Enterprise
Carrying
value
Balance
as of June 30,
2026
$
192,366
$
6,522
$
16,410
$
215,298
Foreign
currency adjustment
(1)
108
4
9
121
Balance
as of September
30, 2026
$
192,474
$
6,526
$
16,419
$
215,419
(1)
The foreign
currency
adjustment
represents
the effects
of the
fluctuations
of the South
African
rand against
the U.S.
dollar on the
carrying
value.
Intangible
assets,
net
Carrying value
and amortization
of intangible
assets
Summarized
below
is the
carrying
value and
accumulated
amortization
of intangible
assets
as of
September
30, 2026
,
and June
30, 2026:
As of September
30, 2026
As of June
30, 2026
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Gross
carrying
value
Accumulated
amortization
Net
carrying
value
Finite-lived
intangible assets:
Software,
integrated
platform and
unpatented
technology $
154,777
$
(66,624)
$
88,153
$
153,867
$
(62,220)
$
91,647
Customer relationships
57,897
(27,598)
30,299
57,862
(26,084)
31,778
Brands
and trademarks
19,744
(19,744)
-
19,732
(19,732)
-
FTS patent
2,337
(2,337)
-
2,335
(2,335)
-
Total
finite-lived
intangible
assets
$
234,755
$
(116,303)
$
118,452
$
233,796
$
(110,371)
$
123,425
Aggregate
amortization
expense on the
finite-lived intangible
assets for the three
months ended September
30, 2026
and
2025,
was $
5.9
million
and $
9.2
million,
respectively.
Future
estimated
annual
amortization
expense
for
the next
five
fiscal
years and thereafter,
assuming
exchange rates
that prevailed
on
September 30,
2026,
is presented
in the table below.
Actual
amortization
expense
in
future
periods
could
differ
from
this
estimate
as
a
result
of
acquisitions,
changes
in
useful
lives,
exchange
rate
fluctuations
and other
relevant factors.

7.
Goodwill
and intangible
assets,
net (continued)
Intangible
assets,
net (continued)
Fiscal 2027
(excluding
three months
ended September
30, 2026)
$
18,069
Fiscal 2028
23,589
Fiscal 2029
22,437
Fiscal 2030
20,522
Fiscal 2031
17,101
Thereafter
16,734
Total
future
estimated
annual amortization
expense
$
118,452
8.
Assets and
policyholder liabilities
under
insurance
and investment
contracts
Reinsurance
assets and
policyholder
liabilities
under
insurance
contracts
Summarized
below is
the movement
in reinsurance
assets and
policyholder
liabilities
under
insurance
contracts
during
the three months
ended September
30, 2026:
Reinsurance
Assets
(1)
Insurance
contracts
(2)
Balance
as of June 30,
2026
$
2,416
$
(3,688)
Increase
in policyholder
benefits
under insurance
contracts
505
(5,299)
Claims
and decrease in
policyholders’
benefits
under insurance
contracts
(458)
5,113
Foreign
currency adjustment
(3)
1
-
Balance
as of September
30, 2026
$
2,464
$
(3,874)
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
contra
ct
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
September 30,
2026:
Assets
(1)
Investment
contracts
(2)
Balance
as of June 30,
2026
$
141
$
(141)
Increase
in policy holder
benefits
under investment
contracts
2
(2)
Foreign
currency adjustment
(3)
-
-
Balance
as of September
30, 2026
$
143
$
(143)
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
10-
K for the year
ended June
30, 2026,
for additional
information regarding
its borrowings.
South
Africa
On
September
30,
2026,
the
South
African
Overnight
Index
Average
(“ZARONIA”)
rate
was
7.11
%
and
the
credit
adjustment
spread
(“CAS”)
applicable
to
certain of
the Company’s
borrowing
0.1619
%.
On
September
30, 2026,
the prime
rate, the
benchmark
rate
at which private
sector
banks lend to
the public
in South Africa,
was
10.75
%.
Movement
in
short-term credit
facilities
Summarized
below
are
the
Company’s
short-term
facilities
as
of
September
30,
2026,
and
the
movement
in
the
Company’s
short-term
facilities
from as of
June 30,
2026 to as
of September
30, 2026:
RMB RMB Nedbank
GBF Other Facilities Total
Short-term
facilities
available
as of September
30, 2026
$
67,741
$
6,333
$
9,547
$
83,621
Overdraft
67,741
-
-
67,741
Indirect
and derivative
facilities
-
6,333
9,547
15,880
Movement
in utilized
overdraft
facilities:
No restrictions
as to use
20,671
-
-
20,671
Balance
as of June 30,
2026
20,671
-
-
20,671
Utilized
59,536
-
-
59,536
Repaid
(41,780)
-
-
(41,780)
Guarantee
fee amortized
65
-
-
65
Foreign
currency adjustment
(1)
141
-
-
141
Balance
as of September
30, 2026
38,633
-
-
38,633
No restrictions
as to use
$
38,633
$
-
$
-
$
38,633
Interest
rate
as of September
30, 2026
(%)
(2)
10.25
N/A N/A
Interest
rate
as of June 30,
2026 (%)
(2)
10.00
N/A N/A
Movement
in utilized
indirect and
derivative
facilities:
Balance
as of June 30,
2026
$
-
$
4,279
$
129
$
4,408
Utilized
-
2,039
-
2,039
Foreign
currency adjustment
(1)
-
(18)
-
(18)
Balance
as of September
30, 2026
$
-
$
6,300
$
129
$
6,429
(1) Represents
the effects
of the
fluctuations
between the
ZAR and the U.S.
dollar.
(2) RMB GBF
interest
is set at prime
less
0.50
%.
Interest
expense incurred under the
Company’s
South African short-term
borrowings and included
in the caption interest
expense
on the
condensed
consolidated
statement
of operations
during
the
three
months
ended
September
30,
2026
and
2025, was
$
1.0
million and
$
0.8
million, respectively.

9.
Borrowings
(continued)
Movement
in
long-term borrowings
Summarized
below
is the movement
in the Company’s
long-term
borrowing
from as of
June 30, 2026
to as of September
30, 2026:
Facilities
Lesaka
A
Lesaka
B
Asset
backed
CCC Total
Included in
current
$
-
$
12,190
$
3,924
$
-
$
16,114
Included
in
long-term
130,591
39,617
5,081
19,308
194,597
Opening balance
as of June 30,
2026
130,591
51,807
9,005
19,308
210,711
Facilities
utilized
-
-
995
3,087
4,082
Facilities
repaid
-
-
(1,189)
-
(1,189)
Non-refundable
fees
paid
-
-
-
-
-
Non-refundable
fees
amortized
81
-
10
9
100
Foreign
currency adjustment
(1)
73
28
17
(27)
91
Closing balance
as of
September 30,
2026
130,745
51,835
8,838
22,377
213,795
Included in
current
-
12,196
3,896
-
16,092
Included
in
long-term
130,745
39,639
4,942
22,377
197,703
Unamortized
fees
(719)
-
-
-
(719)
Due within
2 years
-
18,295
4,942
22,377
45,614
Due within
3 years
131,464
21,344
-
-
152,808
Due within
4 years
-
-
-
-
-
Due within
5 years
$
-
$
-
$
-
$
-
$
-
Interest
rates as
of September
30, 2026
(%):
9.77
9.67
11.00
11.10
Base rate
(%)
7.11
7.11
10.75
10.75
CAS (%)
0.16
0.16
-
-
Margin
(%)
2.50
2.40
0.25
0.35
(2) (3) (4) (5)
Interest
rates as
of June 30,
2026 (%):
10.14
10.04
10.75
10.40
Base rate
(%)
6.73
6.73
10.50
10.50
CAS (%)
0.16
0.16
-
-
Margin
(%)
3.25
3.15
0.25
(0.10)
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
(3) From April
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
0.25
% per annum
on the utilized
balance.
(5) Interest
is charged
at prime plus
0.35
% per annum
on the utilized
balance.
(6) Interest
is charged
at prime less
0.10
% per
annum on
the utilized
balance.
Interest
expense
incurred
under the Company’s
South African
long-term borrowings
and included in the
caption interest
expense
on the
condensed
consolidated
statement
of operations
during
the three
months
ended
September
30,
2026
and
2025, was
$
3.1
million
and $
3.8
million, respectively.
Prepaid
facility
fees amortized
included in
interest
expense
during the
three months
ended September
30, 2026
and 2025,
respectively,
were $
0.1
million and
$
0.1
million, respectively.

9.
Borrowings
(continued)
Interest
expense
incurred
under the
Company’s
South African
long-term
borrowings
to fund
its Consumer
lending book
and
interest
incurred
under
the
Company’s
CCC
and
K2020 facilities
relates
to
borrowings
utilized
to fund
a
portion
of the
Company’s
merchant finance
loans receivable
were $
2.2
million and $
1.6
million, respectively,
and is included
in the caption
cost of goods
sold, IT processing,
servicing and support
on the condensed
consolidated
statement
of operations
for the three
months ended
September 30,
2026 and
2025.
10.
Other
payables
Summarized
below is
the breakdown
of other payables
as of
September 30,
2026, and
June 30, 2026:
September
30,
June 30,
2026 2026
Vendor
wallet balances
$
35,065
$
35,154
Accruals
14,351
10,562
Clearing accounts
16,228
9,682
Provisions
5,975
12,076
Value-added
tax payable
7,153
6,668
Payroll-related
payables
5,218
1,798
Other
7,489
7,322
$
91,479
$
83,262
Other includes
deferred income,
client deposits
and other
payables.
11.
Capital structure
Redeemable
common stock
issued
pursuant
to transaction
with
the IFC
Investors
Refer to
Note 12
to the Company’s
audited consolidated
financial statements
included in its
Annual
Report on
Form
10-K for
the year ended
June 30,
2026, for
additional information
regarding
its redeemable
common stock
issued pursuant
to
transactions
with the
IFC Investors.
On September
29, 2026,
the IFC
Investors
filed Amendment
No.
6 to Schedule
13D
with the United
States Securities
and Exchange
Commission
reporting that IFC African,
Latin American and
Caribbean Fund, LP (“ALAC”)
had sold an aggregate
of
860,649
shares
of the
Company’s
common
stock
and therefore
the additional
contractual
rights,
including
the put
option
rights related
to these
860,649
shares,
expired.
The Company
reclassified
$
9.3
million
related
to these
860,649
shares
sold
from redeemable
common
stock to additional
paid-in-capital
during the
three months
ended September
30, 2026.
Impact
of non-vested
equity
shares
on number
of shares, net
of treasury
The following
table presents
a reconciliation
between
the number
of shares,
net of
treasury,
presented
in the unaudited
condensed
consolidated
statement
of changes in equity
as of September
30, 2026
and 2025,
respectively:
September
30,
September
30,
2026 2025
Number
of shares,
net of
treasury:
Statement
of changes
in equity
83,304,774
81,463,899
Non-vested
equity shares
that have
not vested as
of end of period
2,406,893
2,357,269
Number
of shares,
net of
treasury,
excluding
non-vested
equity
shares that
have not
vested
80,897,881
79,106,630

12.
Accumulated
other comprehensive
loss
The table below
presents the
change in
accumulated
other comprehensive
loss per component
during the
three months
ended September
30, 2026:
Three months
ended
September
30, 2026
Accumulated
foreign
currency
translation
reserve Total
Balance
as of July 1,
2026
$
(166,319)
$
(166,319)
Movement
in foreign
currency translation
reserve
85
85
Balance
as of September
30, 2026
$
(166,234)
$
(166,234)
The table below
presents the
change in
accumulated
other comprehensive
loss per component
during the
three months
ended September
30, 2025:
Three months
ended
September
30, 2025
Accumulated
foreign
currency
translation
reserve Total
Balance
as of July 1,
2025
$
(185,626)
$
(185,626)
Release of
foreign
currency translation
reserve related
to liquidation
of equity-
accounted
investment
550
550
Movement
in foreign
currency translation
reserve
(A)
6,533
6,533
Balance
as of September
30, 2025
(A)
$
(178,543)
$
(178,543)
(A)
Accumulated
other
comprehensive
loss
and
Total
for
the
three
months
ended
September
30,
2025,
have
each
increased
by $
0.12
million as a
result of
the correction
discussed
in Note 1
to the amount
included in
the caption
Movement
in foreign
currency translation
reserve.

13.
Stock-based
compensation
The Company’s
Amended
and Restated
2022
Stock Incentive
Plan (“2022
Plan”)
and the vesting
terms of certain
stock-
based
awards
granted
are
described
in Note
17 to
the Company’s
audited
consolidated
financial
statements
included in
its
Annual Report
on Form 10-K
for the year
ended June
30, 2026.
Stock
option and
restricted
stock activity
Options
The following
table
summarizes
stock option
activity for
the three
months ended
September 30,
2026 and
2025:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractual
term
(in
years)
Aggregate
intrinsic
value
($'000)
Weighted
average
grant
date fair
value
($)
Outstanding
- June 30,
2026
5,845,708
8.73
2.29
979
1.20
Granted
- August
2026
1,000,000
5.00
3.59
1,237
1.24
Outstanding
- September
30, 2026
6,845,708
8.22
2.20
573
1.26
Outstanding
- June 30,
2025
5,866,904
8.71
3.55
703
1.20
Outstanding
- September
30, 2025
5,866,904
8.71
3.29
485
1.20
The
1,000,000
stock
options
awarded
during
the
three
months
ended
September
30,
2026,
were
awarded
to
Mr.
Mazanderani,
the Company’s
Executive
Chairman
and were
granted
pursuant
to shareholder
approval
which
was
obtained
on August
3, 2026.
The
1,000,000
options vest
on April 1,
2028, and are
subject to Mr.
Mazanderani’s
ongoing service
through
to this
date.
The
1,000,000
stock
options
may
only
be exercised
during
a
period commencing
from
April
1, 2029
to
April
1,
2030.
No
stock
options were
awarded
during the
three months
ended September
30, 2025.
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
September 30,
2026:
Three months
ended
September
30,
2026
Expected volatility
41
%
Expected dividends
0
%
Expected life
(in years)
4
Risk-free
rate
4.4
%
The following
table
presents stock
options
vested and expected
to vest
as of September
30, 2026:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractua
l term
(in
years)
Aggregate
intrinsic
value
($’000)
Vested
and expecting
to vest
- September
30,
2026
6,845,708
8.22
2.20
573
These options
have an
exercise price
range of
$
3.01
to $
14.00
.
The following
table
presents stock
options
that are
exercisable
as of
September 30,
2026:
Number of
shares
Weighted
average
exercise
price
($)
Weighted
average
remaining
contractua
l term
(in
years)
Aggregate
intrinsic
value
($’000)
Exercisable
- September
30, 2026
845,708
4.01
2.43
573
No
stock
options
became
exercisable
during
each
of
the
three
months
ended
September
30,
2026
and
2025.
The
Company
issues new shares
to satisfy stock
option exercises.

13.
Stock-based
compensation
(continued)
Stock
option and
restricted
stock activity
(continued)
Restricted
stock
The following
table
summarizes
restricted
stock activity
for the
three months
ended September
30, 2026
and 2025:
Number of
shares
of
restricted
stock
Weighted
average
grant
date fair
value
($’000)
Non-vested
– June 30,
2026
2,462,188
9,381
Total
granted
78,300
358
Granted
– July 2026
15,000
73
Granted
– August 2026
12,300
57
Granted
– September
2026
51,000
228
Total
vested
(93,963)
429
Vested
– July 2026
(1,257)
6
Vested
– August 2026
(26,040)
125
Vested
– September
2026
(66,666)
298
Forfeitures
(39,632)
171
Non-vested
– September
30, 2026
2,406,893
9,194
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
August
and September
2026, respectively,
the Company
granted
15,000
,
12,300
, and
51,000
shares
of restricted
stock
to
employees
which
have
time-based
vesting
conditions
and
which
are
subject
to
the
employees’
continued
employment
with the Company
through the
applicable vesting
dates.
In July,
August
and September
2025,
respectively,
the Company
granted
3,772
,
5,323
,
and
200,000
shares
of restricted
stock
to
employees
which
have
time-based
vesting
conditions
and
which
are
subject
to
the
employees’
continued
employment
with the Company
through the
applicable vesting
dates.
During fiscal
2025, the Company
agreed
to grant an
advisor
5,500
shares per
month
in lieu of cash
for services
provided
to the Company.
The Company
and the advisor
agreed that
the Company
would issue
the shares
to the advisor,
in arrears, on
a quarterly
basis. During
the three
months
ended September
30, 2025,
the Company
recorded
a stock-based
compensation
charge of $
0.1
million and included the issuance
of
16,500
shares of common stock
in its issued and outstanding
share count.
The contract
with the
advisor ends in
the second
quarter of
fiscal 2027.
Vesting
In
July,
August
and
September
2026,
an aggregate
of
93,963
shares
of
restricted
stock
granted
to
employees
vested.
Certain employees
elected for
40,688
shares to be withheld
to satisfy the withholding tax liability on
the vesting of their shares.
These
40,688
shares
have been
included in the
Company’s
shares
of common stock.
In August 2025,
an aggregate
of
10,933
shares of restricted
stock granted
to employees
vested.
Forfeitures
During
the
three
months
ended
September
30,
2026
and
2025,
respectively,
employees
forfeited
39,632
and
10,793
shares
of restricted
stock
following
termination of
their employment
with the
Company.
Stock-based
compensation
charge and
unrecognized
compensation
cost
The Company
recorded
a stock-based
compensation
charge,
net,
during
the
three months
ended
September
30, 2026
and 2025,
of $
1.4
million and $
1.9
million, respectively,
which comprised:
Total
charge
Allocated
to
cost of goods
sold, IT
processing,
servicing
and
support
Allocated
to
selling,
general
and
administration
Three months
ended September
30, 2026
Stock-based
compensation
charge
$
1,247
$ - $
1,247
Stock compensation
charge related
to ESOP
162
-
162
Reversal of
stock
compensation
charge related
to
restricted
stock
forfeited
(39)
-
(39)
Total
- three months
ended September
30, 2026
$
1,370
$ - $
1,370
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
30, 2026,
the total
unrecognized
compensation
cost related
to stock
options
was
$
2.5
million,
which
the
Company
expects
to
recognize
over
two years
.
As of
September
30,
2026,
the
total
unrecognized
compensation
cost
related
to restricted
stock
awards
was $
4.7
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
Loss per
share
The
Company
has
issued
redeemable
common
stock
which
is
redeemable
at
an
amount
other
than
fair
value.
Redemption
of a class of common stock at other than fair value increases or decreases the carrying
amount of the redeemable
common
stock
and
is
reflected
in
basic
earnings
per
share
using
the
two-class
method.
There
were
no
redemptions
of
common
stock,
or
adjustments
to
the
carrying
value
of
the
redeemable
common
stock
during
the
three
months
ended
September 30,
2026 and
2025,
except as described
in Note 11.
Accordingly,
the two-class
method
presented
below
does not
include
the impact of
any redemption.
The Company’s
redeemable
common
stock is described
in Note 14
to the Company’s
audited
consolidated
financial statements
included in its
Annual Report
on Form 10-K
for the year
ended
June 30,
2026.
Basic loss per
share includes
shares of restricted
stock that meet
the definition
of a participating
security because
these
shares
are
eligible to
receive
non-forfeitable
dividend
equivalents
at
the same
rate
as common
stock.
Basic
loss per
share
has been
calculated
using
the two-class
method
and basic
loss per
share for
the three
months
ended
September
30, 2026
and
2025,
reflects
only
undistributed
earnings.
The
computation
below
of
basic
loss
per
share
excludes
the
net
loss
attributable
to
shares
of
unvested
restricted
stock
(participating
non-vested
restricted
stock)
from
the
numerator
and
excludes
the dilutive
impact of these
unvested
shares of
restricted
stock from
the denominator.
Diluted
loss per share has been
calculated
to give effect
to the number
of shares of additional
common stock
that would
have been
outstanding
if the potential
dilutive
instruments
had been issued
in each
period. Stock
options are
included in the
calculation
of
diluted loss per
share utilizing
the treasury
stock
method and
are not considered
to be participating
securities,
as the
stock
options
do not
contain
non-forfeitable
dividend
rights.
The Company
has excluded
employee
stock
options
to
purchase
161,709
and
158,479
shares of common stock
from the calculation
of diluted loss per share
during the three months
ended September
30, 2026
and 2025 because
the effect would
be antidilutive.
The
calculation
of
diluted
loss
per
share
includes
the
dilutive
effect
of
a
portion
of
the
restricted
stock
granted
to
employees
as these
shares
of restricted
stock
are considered
contingently
returnable
shares
for the purposes
of the
diluted
loss per share
calculation
and the vesting
conditions
in respect
of a portion
of the
restricted
stock had
been satisfied.
The vesting
conditions
for all
awards
made
are
discussed
in Note
17 to
the
Company’s
audited
consolidated
financial
statements
included
in its Annual
Report on
Form 10-K
for the year
ended June
30, 2026.

14.
Loss per
share (continued)
The following
table
presents
net
loss
attributable
to Lesaka
and the
share
data used
in the
basic
and
diluted
loss per
share computations
using the
two-class
method:
Three months
ended
September
30,
2026 2025
(in thousands
except
percent and
per share
data)
Numerator:
Net loss attributable
to Lesaka
(A)
$
(4,183)
$
(4,658)
Undistributed
loss
(A)
$
(4,183)
$
(4,658)
Percent
allocated
to common
shareholders
(Calculation
1)
97
97
Numerator
for loss per share:
basic and
diluted
(4,059)
(4,514)
Continuing
(4,059)
(4,514)
Denominator
Denominator
for basic loss
per share:
Weighted-average
common
shares outstanding
80,878
79,094
Denominator
for diluted loss
per share:
adjusted weighted
average
common
shares
outstanding
and assuming
conversion
80,878
79,094
Loss per share:
Basic
(A)
$
(0.05)
$
(0.05)
Diluted
(A)
$
(0.05)
$
(0.05)
(Calculation
1)
Basic
weighted-average
common
shares
outstanding
(A)
80,878
79,094
Basic
weighted-average
common
shares
outstanding
and unvested
restricted
shares
expected
to vest
(B)
83,340
81,327
Percent
allocated
to common
shareholders
(A) / (B)
97
97
(A)
Net
loss
attributable
to
Lesaka
and
Undistributed
loss
for
the
three
months
ended
September
30,
2025,
has
decreased
by $
0.4
million, as
a result
of the
correction,
as discussed
in Note
1, to
the amount
included
in the
captions
Net
loss attributable
to Lesaka and
Undistributed loss
for the three
months ended September
30, 2025.
The correction
of the error
did not
impact Basic and
Diluted
loss per share
for the three
months ended
September
30, 2026.
Options to purchase
7,493,683
shares of the Company’s
common stock
at prices ranging
from $
4.87
to $
14.00
per share
were
outstanding
during
the three
months
ended
September
30,
2026,
but
were
not included
in the
computation
of diluted
loss
per
share
because
the options’
exercise
price
was
greater
than
the
average
market
price
of the
Company’s
common
stock.
Options
to purchase
6,493,683
shares
of the
Company’s
common
stock
at
prices
ranging
from
$
4.87
to
$
14.00
per
share
were
outstanding
during
the
three
months
ended
September
30,
2025,
but
were
not
included
in
the computation
of
diluted
loss
per
share
because
the
options’
exercise
price
was
greater
than
the
average
market
price
of
the
Company’s
common
stock. The
options,
which expire
at
various
dates through
February
3, 2032,
were still
outstanding
as of
September
30, 2026.

15.
Supplemental
cash flow information
The following
table presents
supplemental
cash flow
disclosures
for the
three months
ended September
30,
2026
and
2025:
Three months
ended
September
30,
2026 2025
Cash received
from interest
$
541
$
534
Cash paid
for interest
$
4,253
$
6,001
Cash paid
for income taxes
$
406
$
710
Disaggregation
of cash,
cash equivalents
and restricted
cash
Cash, cash
equivalents
and restricted
cash
included on
the Company’s
unaudited
condensed
consolidated
statement
of cash flows
includes restricted
cash related
to cash
in certain bank
accounts that
has been ceded
to Nedbank.
As this cash
has been pledged
and ceded it may not be drawn and is considered
restricted
as to use and therefore is classified
as restrict
ed
cash. The following
table presents
the disaggregation
of cash, cash equivalents
and restricted
cash as
of September
30, 2026
and 2025,
and June 30,
2026:
September
30,
2026
September
30,
2025
June 30,
2026
Cash and cash
equivalents
$
85,778
$
72,162
$
81,409
Restricted
cash
129
122
129
Cash, cash
equivalents
and restricted
cash
$
85,907
$
72,284
$
81,538
Leases
The following
table presents
supplemental
cash flow disclosure
related to leases
for the
three months
ended September
30, 2026
and 2025:
Three months
ended
September
30,
2026
2025
Cash paid
for amounts
included
in the measurement
of lease liabilities
Operating
cash flows
from operating
leases
$
2,570
$
1,362
Right-of-use
assets obtained
in exchange
for lease
obligations
Operating
leases
$
9,161
$
1,036

16.
Revenue recognition
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
product
view. Comparative
periods
have been recast.
Disaggregation
of revenue
The following
table presents
the Company’s
revenue
disaggregated
by major revenue
streams, including
a reconciliation
to reportable
segments
for the three
months ended
September
30, 2026:
Merchant Consumer Enterprise Total
ADP $
82,429
$
5
$
18,730
$
101,164
South Africa
69,871
5
18,730
88,606
Rest of
world
12,558
-
-
12,558
Transactional
fees
-
13,083
-
13,083
Acquiring
13,445
-
-
13,445
South Africa
13,445
-
-
13,445
Rest of
world
-
-
-
-
Cash
10,153
-
-
10,153
Software
5,610
-
-
5,610
Utilities
-
-
4,630
4,630
Other
3,912
198
1,714
5,824
South Africa
3,695
198
1,714
5,607
Rest of
world
217
-
-
217
Total
revenue
under
ASC 606, derived
from
the
following
geographic
location
115,549
13,286
25,074
153,909
South Africa
102,774
13,286
25,074
141,134
Rest of
world
12,775
-
-
12,775
Lending
3,055
17,070
-
20,125
South Africa
3,033
17,070
-
20,103
Rest of
world
22
-
-
22
Insurance
-
10,538
-
10,538
Total
non-ASC
606 revenue,
derived from
the
following
geographic
location
3,055
27,608
-
30,663
South Africa
3,033
27,608
-
30,641
Rest of
world
22
-
-
22
Total
revenue,
derived from
the following
geographic
locations
118,604
40,894
25,074
184,572
South Africa
105,807
40,894
25,074
171,775
Rest of
world
$
12,797
$
-
$
-
$
12,797

16.
Revenue recognition
(continued)
Disaggregation
of revenue
(continued)
The following
table presents
the Company’s
revenue
disaggregated
by major revenue
streams, including
a reconciliation
to reportable
segments
for the three
months ended
September
30, 2025:
Merchant Consumer Enterprise Total
ADP $
92,312
$
38
$
10,025
$
102,375
South Africa
82,682
38
10,025
92,745
Rest of
world
9,630
-
-
9,630
Transactional
fees
-
11,721
-
11,721
Cash
10,456
-
-
10,456
Acquiring
10,800
-
-
10,800
South Africa
10,800
-
-
10,800
Rest of
world
-
-
-
-
Software
5,184
-
-
5,184
Utilities
-
-
3,403
3,403
Other
5,055
197
1,131
6,383
South Africa
4,929
197
1,131
6,257
Rest of
world
126
-
-
126
Total
revenue
under
ASC 606, derived
from
the
following
geographic
location
123,807
11,956
14,559
150,322
South Africa
114,051
11,956
14,559
140,566
Rest of
world
9,756
-
-
9,756
Lending
2,506
11,748
-
14,254
South Africa
2,491
11,748
-
14,239
Rest of
world
15
-
-
15
Insurance
-
6,872
-
6,872
Total
non-ASC
606 revenue,
derived from
the
following
geographic
location
2,506
18,620
-
21,126
South Africa
2,491
18,620
-
21,111
Rest of
world
15
-
-
15
Total
revenue,
derived from
the following
geographic
locations
126,313
30,576
14,559
171,448
South Africa
116,542
30,576
14,559
161,677
Rest of
world
$
9,771
$
-
$
-
$
9,771

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
30, 2026
and 2025
was $
2.6
million
and $
1.4
million, respectively.
The
Company
has also
entered
into
short-term
leasing
arrangements,
primarily
for
the lease
of branch
locations
and
other locations,
to operate
its consumer
business
in South Africa.
The Company’s
short-term
lease expense
during the
three
months ended
September 30,
2026 and
2025, was
$
1.2
million and
$
0.4
million, respectively.
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
beneficia
l
occupation.
The
Company
expects
to
pay
an annual
basic
lease
expense
of
$
0.7
million
(ZAR
11.3
million,
translated
at
exchange
rates applicable
as of
September 30,
2026), which
increases
by
7.50
% per
annum.
In
August
2026,
the
Company,
through
Lesaka
SA,
entered
into
a
binding
offer
to
lease
for
a
new
regional
office
in
Umhlanga, Durban,
KwaZulu-Natal,
South Africa with
SA Sugar Distributors
Proprietary
Limited, a subsidiary of ABFS, a private
company
incorporated
in South
Africa.
The lease
commences
on November
23,
2026 and
is for
a
period of
5 years
,
with an
option
to
renew
for
a
further
five years
.
The
Company
secured
beneficial
occupation
from
September
23,
2026,
and
has
recorded
a ROU asset and an operating
lease liability related
from the date of taking beneficial
occupation. The Company
was
required
to provide a guarantee
for two month’s
rent to the lessor.
The Company expects
to pay an annual basic lease expense
of $
0.3
million (ZAR
5.1
million, translated
at exchange
rates applicable
as of September
30, 2026), which
increases
by
7.00
%
per annum.
The following
table presents
supplemental
balance sheet
disclosure
related
to the
Company’s
right-of-use
assets
and
its operating
lease liabilities
as of September
30, 2026
and June 30,
2026:
September
30,
June 30,
2026 2026
Right of use
assets obtained
in exchange
for lease obligations:
Weighted
average
remaining
lease term (years)
7.27
6.59
Weighted
average
discount
rate (percent)
10.3
10.1
The maturities
of the
Company’s
operating
lease liabilities
as of
September 30,
2026, are presented
below:
Maturities
of operating
lease liabilities
Year ended
June 30,
2027 (excluding
three months
to September
30, 2026)
$
6,042
2028
6,897
2029
5,005
2030
4,575
2031
4,069
Thereafter
21,057
Total
undiscounted
operating
lease liabilities
47,645
Less imputed
interest
15,991
Total
operating
lease liabilities,
included in
31,654
Operating
lease liability
- current
4,933
Operating
lease liability
- long-term
$
26,721

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
30, 2026.
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
Utilities,
landlords
utilizing Utilities’
prepaid
electricity
metering
solution.
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
processing
fee revenue.
The Merchant
segment
includes interest
earned from
the provision
of loans to
its customers,
refer
to Note 16.
The Consumer
segment
includes
activities
related
to the provision
of financial
services
to customers,
including
a bank
account, loans
and insurance products.
The Company charges
monthly administration
fees for all bank accounts.
Customers
that have
a bank
account
managed
by the
Company
are
issued cards
that can
be utilized
to withdraw
funds
at
an ATM
or to
transact
at
a
merchant
POS.
The
Company
earns
processing
fees
from
transactions
processed
for
these
customers.
The
Company
provides
short-term
loans
to customers
in South
Africa
for which
it earns
initiation
and monthly
service fees,
and
interest
revenue
from
the
second
quarter
of fiscal
2025.
The
Company
writes
life
insurance
contracts,
primarily
funeral-
benefit policies,
and policy
holders
pay the
Company
a monthly
insurance
premium.
The Company
also earns
fees
from the
provision
of physical
and digital prepaid
and secure
payout solutions
for South
African businesses.
The Enterprise
segment
provides
its business
and government-related
customers
with transaction
processing
services
that
involve
the
collection,
transmittal
and
retrieval
of transaction
data.
The
Company
offers
landlords
access
to
Utilities
prepaid
electricity
metering
solution
through
which
Enterprise
earns
commission
revenue
from
prepaid
electricity
voucher
sales
to
tenants
recharging
prepaid
meters.
This
segment
also
includes
sales
of
hardware
and
licenses
to
customers.
Hardware
includes the
sale of POS devices,
SIM cards and other
consumables
which can occur
on an ad hoc
basis. Licenses
include
the right
to use certain
technology developed
by the
Company.

18.
Operating
segments
(continued)
Segment
measure of
profit or loss
The
Company
evaluates
segment
performance
based
on
segment
earnings
before
interest,
tax,
depreciation
and
amortization
(“EBITDA”),
adjusted for
items mentioned
in the sentences
below (“Segment
Adjusted EBITDA”),
the Company’s
reportable
segments’
measure of
profit
or loss.
The
Company
does
not
allocate
once-off
items,
stock-based
compensation
charges,
impairment
of
other
intangible
assets, other
items (including
gains or
losses on disposal
of investments,
fair value
adjustments
to equity securities),
interest
income,
certain interest
expense, income
tax expense
or loss from equity-accounted
investments
to its reportable
segments.
Group costs
generally
include:
employee related
costs
in relation
to employees
specifically
hired
for group
roles and
related
directly
to
managing
the
US-listed
entity;
expenditures
related
to
compliance
with
the
Sarbanes-Oxley
Act
of 2002;
non-
employee
directors’
fees; legal
fees; group
and US-listed
related
audit fees;
and directors
and officer’s
insurance
premiums.
Once-off
items
represent
non-recurring
expense
items,
including
costs
related
to
acquisitions
and
transactions
consummated
or ultimately
not pursued.
Unrealized
(loss)
gain for
currency adjustments
represents
foreign
currency
mark-
to-market
adjustments
on certain intercompany
accounts.
The Stock-based
compensation
adjustments
reflect stock-based
compensation
expense
and
are
excluded
from
the calculation
of Segment
Adjusted
EBITDA
and are
therefore
reported
as
reconciling
items to
reconcile
the reportable
segments’
Segment
Adjusted
EBITDA
to the Company’s
loss before
income tax
expense.
Our CODM
does
not review
the components
of segment
selling, general
and administration
expenses
and is
presented
with reports
which
include revenue
and segment
adjusted EBITDA
The table
below
presents
the
reconciliation
of revenue
from
external
customers
to the
reportable
segment’s
revenue,
significant
expenditures,
the
Company’s
reportable
segment’s
measure
of
profit
or
loss,
and
certain
other
segment
information
for the three
months ended
September 30,
2026 and
2025, respectively,
is as follows:

18.
Operating
segments
(continued)
Three months
ended September
30, 2026
Merchant Consumer Enterprise Total
Revenue
from external
customers
$
118,604
$
40,894
$
25,074
$
184,572
Intersegment
revenues
542
155
692
1,389
Segment
revenue
(z)
119,146
41,049
25,766
185,961
Less segment-related
expenses:
Cost
of goods
sold,
IT
processing,
servicing
and
support
(y)
92,706
14,552
18,183
125,441
Selling, general
and
administration
(1)(2)
21,724
13,839
5,828
41,391
Segment
adjusted
EBITDA
$
4,716
$
12,658
$
1,755
$
19,129
(z) includes
interest revenue
of:
$
3,055
$
8,387
$
-
$
11,442
(y) includes
interest
expense
of:
$
512
$
1,643
$
-
$
2,155
Operating
segments
Merchant Consumer Enterprise Group costs Total
Depreciation
and amortization
$
3,825
$
428
$
195
$
5,525
$
9,973
Expenditures
for long-lived
assets
$
4,871
$
3,701
$
500
$
-
$
9,072
Three months
ended September
30, 2025
Merchant Consumer Enterprise Total
Revenue
from external
customers
$
126,313
$
30,576
$
14,559
$
171,448
Intersegment
revenues
637
-
294
931
Segment
revenue
(z)
126,950
30,576
14,853
172,379
Less segment-related
expenses:
Cost
of goods
sold,
IT
processing,
servicing
and
support
(y)(A)
98,596
10,437
10,521
119,554
Selling, general
and
administration
(A)(1)(3)
19,410
11,646
3,063
34,119
Segment
adjusted
EBITDA
(A)
$
8,944
$
8,493
$
1,269
$
18,706
(z) includes
interest revenue
of:
$
2,506
$
4,914
$
-
$
7,420
(y) includes
interest
expense
of:
$
491
$
1,072
$
-
$
1,563
Operating
segments
Merchant Consumer Enterprise Group costs Total
Depreciation
and amortization
$
3,365
$
309
$
86
$
9,134
$
12,894
Expenditures
for long-lived
assets
$
4,325
$
281
$
513
$
-
$
5,119
(A)
Cost
of goods
sold,
IT
processing,
servicing
and support
and
Selling,
general
and
administration
for
Merchant
and
Total
for the
three months
ended September
30, 2025
have each
increased
by $
0.2
million and
$
0.06
million,
respectively,
as
a result
of the
correction
discussed
in Note
1. Segment
Adjusted
EBITDA
for Merchant
and
Total
for the
three
months ended
September 30,
2025 have
each decreased
by $
0.2
million as a
result of
the correction
discussed in
Note 1.
(1)
Selling, general
and administration
includes
human
capital-related
expenses
(including
base salary
and bonus),
IT-
related
expenses (including
software
licenses,
hardware
maintenance,
hosting, and
communication
expenses),
professional
fees (including
audit, legal,
consulting
and other
fees), lease
and utilities
expenses,
the allowance
for credit
losses and other
operating
and support
expenses.
(2) Segment
Adjusted EBITDA
for the three months ended
September 30, 2026,
includes
retrenchment
costs for Merchant
of $
0.4
million (ZAR
6.4
million).
(3)
Segment
Adjusted
EBITDA
for
the
three
months
ended
September
30,
2025,
includes
retrenchments
costs
for
Merchant
of $
0.2
million (ZAR
3.8
million) and
Consumer of
$
0.1
million (ZAR
2.6
million).

18.
Operating
segments
(continued)
The reconciliation
of the
reportable
segments’ measures
of profit
or loss to loss
before income
tax expense
for the three
months ended
September 30,
2026 and
2025, is
as follows:
Three months
ended
September
30,
2026 2025
Reportable
segments measure
of profit
or loss
(A)
$
19,129
$
18,706
Operating
loss: Group
costs
(5,615)
(3,611)
Once-off
costs
(3,033)
(267)
Unrealized
(Loss) Gain
FV for currency
adjustments
(204)
64
Stock-based
compensation
charge adjustments
(1,370)
(1,861)
Depreciation
and amortization
(9,973)
(12,894)
Loss on impairment
of equity-accounted
investment
-
(584)
Interest
income
545
539
Interest
expense
(A)
(4,258)
(5,013)
Loss before
income tax
expense
(A)
$
(4,779)
$
(4,921)
(A) Reportable
segments’
measure
of profit
or loss
for the
three months
ended September
30,
2025, has
decreased
by
$
0.2
million, as
a result
of the
correction
discussed
in Note
1.
Interest
expense
for the
three
months
ended
September 30,
2025,
has
increased
by $
0.12
million,
as a
result
of the
correction
discussed
in
Note 1.
Net
loss before
taxes
for the
three
months ended
September 30,
2025, has
increased
by $
0.4
million, as
a result
of the correction
discussed in
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
for
the
tax
effect
of
significant
unusual
items,
for
instance,
changes
in
tax
law,
valuation
allowances
and
non-deductible
transaction-related
expenses
that
are
reported
separately,
and
have
an impact
on the
tax
charge.
The
cumulative
effect of
any change
in the enacted tax rate,
if and when applicable,
on the opening
balance of deferred
tax assets and liabilities
is also
included in the
tax charge
as a discrete
event in the
interim period
in which
the enactment
date occurs.
For
the
September
30,
2026,
the
Company’s
effective
tax
rate
was
impacted
by
deferred
tax
assets
related
to
net
operating
losses
incurred
by certain of
our South
African
subsidiaries and
the deferred
tax impact
related
to the amortizatio
n
of
acquired
intangible
assets,
the
tax
expense
recorded
by
our
profitable
South
African
operations
and
non-deductible
expenses.
For
the
September
30,
2025,
the
Company’s
effective
tax
rate
was
impacted
by
the
tax
expense
recorded
by
the
Company’s
profitable
South
African
operations
and non-deductible
expenses
(including
transaction-related
expenditures).
The Company’s
income tax
benefit was impacted
by a higher deferred
tax benefit as a result of
the reduction
in the useful lives
of certain
of the Company’s
brand and trademark
intangible assets
which has resulted
in an increase in amortization
expense
during the
three months
ended September
30, 2025.
Uncertain
tax positions
As of September
30, 2026 and June 30,
2026, the Company
had
no
unrecognized
tax benefits.
The Company files
income
tax
returns
mainly
in South
Africa,
Botswana,
Namibia
and
in
the
U.S.
federal
jurisdiction.
As of
September
30,
2026,
the
Company’s
South African
subsidiaries are
no longer subject
to income
tax examination
by the
South African
Revenue
Service
for periods
before
June
30, 2020.
The Company
is
subject
to income
tax in
other
jurisdictions
outside
South Africa,
none of
which are
individually
material to
its financial
position, statement
of cash
flows, or
results of operations.
20.
Commitments
and contingencies
Guarantees
The South African
Revenue Service and
certain of the Company’s
customers,
suppliers and other
business partners
have
asked
the Company
to provide
them with
guarantees,
including
standby
letters
of credit,
issued by
South African
banks.
The
Company
is required
to procure
these guarantees
for these third
parties
to operate
its business.
RMB
has issued
guarantees
to these
third
parties
amounting
to ZAR
103.3
million ($
6.3
million, translated
at exchange
rates applicable
as of September
30, 2026)
thereby
utilizing part
of the Company’s
short-term
facilities.
Nedbank
has issued guarantees
to these third
parties amounting
to ZAR
2.1
million ($
0.1
million, translated
at exchange
rates
applicable
as of
September
30,
2026) thereby
utilizing
part
of the
Company’s
short-term
facilities.
The Company
pays
commission
of between
0.47
% per
annum
to
1.84
% per
annum
of the
face value
of these
guarantees
and does
not
recover
any of the
commission
from third
parties.
The
Company
has
not
recognized
any
obligation
related
to
these
guarantees
in
its
condensed
consolidated
balance
sheet as of
September 30,
2026. The
maximum potential
amount
that the Company
could
pay under these
guarantees
is ZAR
35.1
million
($
2.1
million, translated
at exchange
rates applicable
as of
September
30,
2026).
The Company
has
ceded and
pledged certain
bank accounts
to Nedbank
as security
for the
guarantees
issued by
them with
an aggregate
value
of ZAR
2.1
million ($
0.1
million,
translated
at exchange
rates applicable
as of
September 30,
2026).
Contingencies
The Company
is subject
to a variety of insignificant
claims and
suits that arise from
time to time in
the ordinary
course of
business.
Management
currently
believes
that the
resolution
of these
other matters,
individually
or in the
aggregate,
will no
t
have a material
adverse impact
on the Company’s
financial position,
results
of operations
or cash flows.

Item 2.
Management’s
Discussion
and Analysis
of Financial
Condition
and Results
of Operations
The following
discussion
should
be read
in conjunction with
our Annual
Report on Form
10-K for
the year ended
June 30,
2026,
and the
unaudited
condensed
consolidated
financial
statements
and the
accompanying
notes
included
in this
Form
10-Q.
U.S.
securities laws
require
that when
we publish
any non-GAAP
measures,
we disclose
the reason
for using these
non-
GAAP
measures
and provide
reconciliations
to the most
directly
comparable
GAAP
measures.
We discuss
why we
consider
it
useful
to
present
these
non-GAAP
measures
and
the
material
risks
and
limitations
of
these
measures,
as
well
as
a
reconciliation
of these non-GAAP
measures
to the most
directly
comparable
GAAP
financial measure
below
at “—Results
of
Operations—Use
of Non-GAAP
Measures”
below.
Forward-looking statements
Some
of the
statements
in
this
Form
10-Q
constitute
forward-looking
statements.
These
statements
relate
to
future
events
or our
future
financial
performance
and
involve
known and
unknown
risks,
uncertainties
and
other
factors
that may
cause
our or
our industry’s
actual
results,
levels of activity,
performance
or achievements
to be materially
different from
any
future
results,
levels
of
activity,
performance
or
achievements
expressed,
implied
or
inferred
by
these
forward-looking
statements.
Such
factors
include,
among
other things,
those listed
under
Item 1A.—“Risk
Factors”
in our
Annual
Report
on
Form 10-K
for the year
ended June
30, 2026. In
some cases,
you can
identify forward-looking
statements
by
terminology
such
as
“may
”, “will ”, “should ”, “could ”, “would ”, “expects ”, “plans ”, “intends ”, “anticipates ”, “believes ”, “estimates ”,
“predicts ”,
“potential”
or “continue”
or the negative
of such terms
and other
comparable
terminology.
Although
we believe
that the
expectations
reflected
in the forward-looking
statements
are
reasonable,
we do not
know
whether
we can
achieve
positive
future
results,
levels
of activity,
performance,
or goals.
Actual
events or
results
may
diffe
r
materially.
We undertake
no
obligation
to update
any
of the
forward-looking
statements
after the
date of
this
Form 10-Q
to
conform
those statements
to reflect
the occurrence
of unanticipated
events,
except as
required
by applicable
law.
You should
read this Form 10-Q and
the documents that we reference
herein and the documents
we have filed as exhibits
hereto and
thereto
and which
we have
filed with
the United
States Securities
and Exchange
Commission
(“SEC”)
completely
and with the understanding
that our actual
future results,
levels of activity,
performance
and achievements
may be materially
different
from what
we expect.
We qualify
all of our
forward-looking
statements
by these cautionary
statements.
Recent Developments
The following
discussion
addresses
our results
for the first quarter
of fiscal 2027
compared with the
first quarter of fiscal
2026.
Merchant
We
manage
our
Merchant
operations
through
two
distinct
channels:
Community,
which
serves
local,
high-growth
businesses
acquired
through
direct,
in-person
sales
with
short
conversion
cycles;
and
Corporate,
which
serves
large
organizations
and
franchises
that
require
customized,
multi-product
solutions
delivered
through
a
longer-term,
strategic
sales process.
We define
an active merchant
as any merchant
that has made a voluntary
transaction
(debit and/or
credit) within
the last
90 days.
We previously
reported
merchants
on a
point-of-presence
basis, which
focused
primarily on
our device
estate.
The
active
merchant
methodology
reflects
the revenue-generating
engagement
of our
entire
Merchant
base and
is more
closely
aligned
with
our current
and
future
monetization
strategy.
Average
Revenue
Per User
(“ARPU”)
excludes
once-off
and non-
recurring
revenue, such
as revenue
from hardware
and installations,
as well as revenue
from non-South
African
subsidiaries.
In the
second
quarter of
fiscal
2026,
we introduced
a
refined
reporting
framework
for Merchant
that
better
reflects
the
primary drivers
of revenue
and performance.
The framework,
which
was developed
following
a comprehensive
review of
our
operational
data,
aligns
our
Merchant
metrics, specifically
active
merchant
count
and
blended
ARPU, to
provide a consolidated
view
of our
ecosystem.
We
use
this
framework
as the
baseline
for
future
comparisons
in
order
to
maintain
consistent
reporting
across
our
channels.
Accordingly,
the
transition
may
result
in
immaterial
inconsistencies
with certain
legacy
metrics.
In the first
quarter of
fiscal
2027, we
further refined
our
calculation
of Merchant
ARPU
to exclude
network
fees, such
as interchange,
earned in
our Corporate
acquiring
business,
so that
ARPU
is measured
on a
consistent
basis across
our Corporate
and Community
channels.
Merchant
ARPU for
the prior
period shown
below
has
been recast
on the same
basis
to ensure
comparability.

ARPU
performance
is
driven
by cross-sell
product
penetration.
Product-level
key
performance
indicators
(“KPIs”)
are
presented
below.
Q1 2027 Q1 2026
Q1 2027
vs
Q1 2026
Merchant
Active Merchants 132,892 133,410 (0%)
Community
Merchants
109,069 106,708 2%
Corporate
Merchants
23,823 26,702 (11%)
Merchant
ARPU
(1)
(ZAR per month)
1,563 1,646 (5%)
Community
Merchant
ARPU
(1)
(ZAR per month)
744 766 (3%)
Corporate
Merchant ARPU
(1)
(ZAR per month)
5,245 5,080 3%
Product Penetration
Rate: 2 or
more products
46% 46% 0%
Product Penetration
Rate: 3 or
more products
6% 9% (28%)
Merchant:
Acquiring
Active Merchants 74,449 73,375 1%
Total
Payment
Volume
(“TPV”)
(ZAR billions)
11.3 10.4 9%
TPV - Community
(ZAR billions)
4.5 3.6 24%
TPV - Corporate
(ZAR billions)
6.8 6.8 0%
Merchant:
Cash Management
Active Merchants 4,535 4,815 (6%)
TPV (ZAR
billions)
30.0 29.5 2%
TPV - Community
(ZAR billions)
7.7 4.9 58%
TPV - Corporate
(ZAR billions)
22.2 24.6 (10%)
Merchant:
Alternative
Digital Products
Active Merchants 103,449 103,560 (0%)
TPV (ZAR
billions)
15.9 11.9 34%
TPV - Prepaid
Solutions (ZAR
billions)
5.9 5.6 5%
TPV - Supplier
Enabled Payments
(ZAR billions)
10.0 6.3 59%
Merchant:
Lending
(2)
Lending Origination
(ZAR millions)
272 163 67%
Net Lending
Portfolio
Outstanding
(ZAR millions)
483 375 29%
Merchant:
Software
Software
Sites
9,716 9,927 (2%)
Notes:
(1) ARPU is calculated
on a revenue
per active
merchant
basis based on
a 3-month
rolling average
for the quarter
ended
September
30, 2026.
ARPU excludes
network fees
earned in
our Corporate
acquiring
business,
and the prior
period has
been recast
on the same basis.
(2) Our
lending solutions
are
offered
to merchants
through
in-house
lending products
and through
a
joint
venture
with
Retail Capital,
in which we have
a 50:50 profit
share. Lending
origination
and net lending
portfolio
outstanding
include
15% of
the lending originated
and portfolio
outstanding
of the joint
venture with
Retail Capital.
Notable developments
within
Merchant:
Merchant ARPU decreased
5% year-over-year
to ZAR 1,563 per month. Corporate
ARPU increased
3% to ZAR 5,245, while
Community
ARPU
decreased 3%
to ZAR 744, reflecting
the more competitive
pricing introduced
across
our Prepaid Solutions
products
within ADP.
The larger
decline in blended
ARPU
reflects a
change in
our merchant
mix.

Within
Merchant
Acquiring:
Acquiring
TPV
increased
9%
year-over-year
to
ZAR
11.3
billion,
led
by
our
Community
channel, where TPV increased
24% to ZAR 4.5 billion. Corporate
TPV was unchanged
at ZAR 6.8 billion. Community
represents
approximately
40%
of
our
acquiring
TPV.
In
Community,
our
focus
remains
on
developing
the merchant
ecosystem.
Many
Community
merchants
first
engage
with
us
through
our
Cash
Management
or
Supplier
Enabled
Payments
solutions
and
subsequently
adopt our acquiring
solutions as
they become
more fully
integrated
into our
offering.
Within Cash:
Cash Management
TPV increased
2% year-over
-year
to ZAR 30.0
billion, reflecting
divergent
trends
across
our two channels.
In Corporate,
cash TPV
decreased
10% to ZAR 22.2
billion as the adoption
of digital
payments in this
sector
continued
to
increase.
In
Community,
cash
TPV
increased
58%
to
ZAR
7.7
billion
and
represented
26%
of total
cash
TPV
processed,
compared
with
17%
in the
prior period.
Community
merchants
continue
to adopt
our
solutions
to digitize
their
cash holdings.
Within
ADP:
ADP
TPV
increased
33%
year-over-year
to
ZAR
15.9
billion,
driven
primarily
by
our
Supplier
Enabled
Payments
product,
for
which
TPV
increased
59%
to
ZAR
10.0
billion.
Supplier
Enabled
Payments
enable
Community
merchants
to pay
their suppliers
digitally and
introduce those
merchants
to the broader
Lesaka Merchant
ecosystem.
During
the quarter,
we implemented
more competitive
pricing across
our Prepaid
Solutions products
within ADP,
with
the objective
of increasing
merchant
engagement
and our share
of merchant spend.
Prepaid
Solutions TPV
increased
5% year-over-year
to
ZAR 5.9
billion.
Within
Lending:
Lending
originations
increased
67%
year-over-year
to
ZAR
272
million,
and
the
net
lending
portfolio
outstanding
increased
29%
to ZAR
483
million.
The
growth
was
driven
by our
recently
established
merchant
lending
sales
team,
which
is
dedicated
to
originating
loans
and
managing
existing
merchant
relationships.
A
significant
portion
of
originations
continues
to be derived
from relending
to existing
customers.
Within Software:
Software
sites decreased
2% year-over-year.
We continue to focus
on deploying Unity,
our cloud-based
point-of-sale
(“POS”)
software
solution,
to
new
and
existing
merchants.
Unity
carries
a
lower
monthly
cost
than
our
on-
premises
solutions,
and migrating
merchants
to Unity facilitates
the integration
of our Software and
Acquiring offerings
into a
single bundled
solution.
As of September
30, 2026, approximately
19% of
our Software
base used
Unity,
compared
with 12%
a year ago.
Consumer
Consumer
serves
South
African
grant
beneficiaries,
both
permanent
and
non-permanent,
as
well
as
other
Lesaka
Payouts
cardholders.
As
Consumer
has
evolved,
both
groups
of
grant
beneficiaries
have
become
revenue-generating.
Accordingly,
we believe
the combined
metrics
presented
below
are the
most appropriate
measures
of Consumer’s
financial
and
operational
performance.
Although
we
have
historically
presented
these
metrics
separately,
permanent
grant
beneficiaries
continue
to represent
approximately
90% of active
consumers.
We define
an active
consumer
as any
consumer
that
has made
a
voluntary
transaction
(debit
and/or
credit) within
the
last 90 days. Consumers
who may be charged
a monthly banking
fee but have not made
a voluntary transaction
within the last
90 days
are not considered
active
consumers.
This definition
reflects the revenue-generating
engagement
of our entire
consumer base and is
more closely aligned
with
our
current
and
future
monetization
strategy.
We
will continue
to
present
Lesaka
Payouts
separately
because
it follows
a
different
monetization
model.

ARPU
performance
is driven by
cross-sell
product penetration.
Product-level
KPIs are presented
below.
Q1 2027 Q1 2026
Q1 2027
vs
Q1 2026
Consumer
Active Consumers
(millions)
2.15 1.93 11%
ARPU
(1)
(ZAR per
month)
101.7 88.6 15%
Product Penetration
Rate: 2 or
more products
51% 47% 10%
Product Penetration
Rate: 3 products
20% 17% 19%
Consumer:
Transactional
Accounts
Active Consumers
(millions)
2.15 1.93 11%
Net Activations
(thousands)
61 49 26%
Consumer:
Lending
Number
of Loans
Originated
(thousands)
411 354 16%
Lending Origination
(ZAR millions)
1,137 820 39%
Lending Portfolio
Outstanding
(ZAR millions)
(2) 1,578 1,116 41%
Consumer:
Insurance
Number
of Insurance
Policies
Written (thousands)
89 57 57%
Active Insurance
Policies
(thousands)
799 589 36%
Gross Written
Premium
(ZAR millions)
167 114 46%
Consumer:
Lesaka
Payouts
Approximate
number
of active
cardholders
(thousands)
188 211 (11%)
Approximate
load value
for the period
(ZAR millions)
155 165 (6%)
Notes:
(1) ARPU
is calculated
on a
revenue
per active
consumer
basis
whereby
an active
consumer
can
be both
a permanent
and
non-permanent
grant.
ARPU
is
a
monthly
figure
based
on
a
3-month
rolling
average
for
the
quarter
ended
September 30,
2026.
(2) Gross
loan book,
before
allowance
for credit
losses.
Notable developments
within
Consumer:
Consumer ARPU
increased 15%
year-over-year
to ZAR 101.7 per month.
We continued
to grow our active
consumer base
while cross-selling
lending and insurance
products to
existing consumers,
with particularly
strong performance
in insurance.
The
proportion
of
active
consumers
holding
two
or
more
products
increased
to 51%
from
47%
in
the prior
period,
and
the
proportion
holding all
three products
increased
to 20% from
17%.
Within
Transactional
Accounts:
Active
consumers
increased
11%
year-over-year
to 2.15
million,
and
our
share
of the
SASSA
grant
beneficiary
market
increased
to
15.6%
from
14.9%
in
the
prior
period.
Growth
continues
to
be driven
by our
branch
network
in
the
communities
in
which
our
consumers
live,
supported
by
Bonngwe,
our
proprietary
customer
relationship
management
(“CRM”)
engine.
Pusha
Manje,
our
direct-to-consumer
ADP
offering,
has
shown
early
uptake,
although
its roll-out across
our consumer
base remains
at an early
stage.
Within
Lending:
Lending
originations
increased
39%
year-over-year
to
ZAR
1.14
billion,
and
the
lending
portfolio
outstanding
increased
41% to ZAR 1.58 billion. Our nine-month
loan product represented
67% of the portfolio,
compared with
54% in the prior
period. This product
enables us
to offer larger
loans, including
the ZAR 5,000 product
introduced
in the fourth
quarter
of fiscal
2026,
while
maintaining
affordable
monthly
repayments.
During
the
quarter,
we revised
the pricing
of our
interest-bearing
loans from
12% to
15% per
annum, calculated
on a simple
interest
basis. Credit
performance
at the vintage
level remains
in line with our expectations,
and we have maintained
our provisioning
policy at 5.5% of
the outstanding
lendin
g
portfolio.
Within Insurance:
Gross written
premium
increased 46%
year-over-year
to ZAR 167 million, and active
policies increased
36%
to 799,000.
The growth
reflects
an increased
focus
on insurance
across
our sales
teams,
with consultants
introducing
funeral
cover to
consumers at
an earlier
stage in their
relationship
with us.

Enterprise
Enterprise
consists
primarily
of
our
ADP
offering
(which
includes
prepaid
solutions
and
bill
payments),
distributed
through
channels
such
as retail
distribution
networks
and
digital
banking
applications.
Enterprise
also
includes
our
Utilitie
s
product,
which
provides
prepaid electricity
sub-metering
and vending
solutions.
Performance
is driven primarily
by TPV
processed.
Product-level
KPIs are presented
below.
Q1 2027 Q1 2026
Q1 2027
vs
Q1 2026
Enterprise:
ADP
TPV (ZAR
billions)
13.8 12.0 15%
Enterprise:
Utilities
Active Meters
(thousands)
380 358 6%
TPV (ZAR
millions)
537 488 10%
Notable developments
within
Enterprise:
Within
ADP:
TPV
increased
15%
year-over-year
to
ZAR
13.8
billion.
During
the
quarter,
we
consolidated
our
airtime
procurement
from
third
parties
for
all
operating
segments
into
Enterprise,
and
our
direct
integration
with
mobile
network
operators
has
reduced
our
supplier
concentration
risk.
We
also
launched
“4Connect”,
our
proprietary
generic
airtime
voucher,
which
has
experienced
positive
uptake
in
our
Community
channel.
In
addition,
we
added
several
new
content
providers
to our “4All”
multi-store-of-value
voucher product,
which
contributed
to growth in
Prepaid
Solutions TPV.
Within Utilities: TPV increased
10% year-over-year
to ZAR 537 million, driven by a 6% increase in active meters to 380,000, partially
offset
by a
lower
average
vend
per
meter.
Active
meter
growth
remains
positive,
supported
by
strong
retail
meter
sales.

Critical Accounting Policies
Our unaudited
condensed
consolidated
financial statements
have
been prepared
in accordance
with
U.S.
GAAP,
which
requires
management
to make estimates
and assumptions
about future events
that affect the reported
amount
of assets and
liabilities
and
disclosure
of contingent
assets
and liabilities.
As future
events
and
their
effects
cannot
be
determined
with
absolute
certainty,
the determination
of estimates
requires
management’s
judgment based
on a
variety of
assumptions
and
other
determinants
such
as historical
experience,
current
and expected
market
conditions
and certain
scientific
evaluation
techniques.
Critical
accounting
policies
are
those
that
reflect
significant
judgments
or
uncertainties
and
may
potentially
result
in materially
different
results
under
different
assumptions
and
conditions.
We
have
identified
the
following
critical
accounting
policies
that are
described
in more detail
in our Annual
Report on Form
10-K for
the year
ended June
30, 2026:
●
Recoverability
of Goodwill;
●
Intangible
Assets Acquired
Through Acquisitions;
●
Revenue
recognition –
principal
versus agent
considerations;
and
●
Finance
Loans Receivable
and Allowance
for Credit
Losses.
Recent
accounting
pronouncements
adopted
Refer
to
Note
1
to
our
unaudited
condensed
consolidated
financial
statements
for
a
full
description
of
accounting
pronouncements
adopted,
including
the
dates
of
adoption
and
the
effects
on
our
unaudited
condensed
consolidated
financial statements.
Recent
accounting
pronouncements
not yet adopted
as of September
30, 2026
Refer to Note 1 to
our unaudited
condensed
consolidated financial
statements
for a full description
of recent accounting
pronouncements
not
yet
adopted
as
of September
30,
2026,
including
the
expected
dates
of
adoption
and
effects
on our
financial condition,
results of operations
and cash flows
Currency Exchange Rate Information
Actual exchange
rates
The actual
exchange
rates for
and at
the end of
the periods
presented
were as
follows:
Table
1
Three months
ended
Year
ended
September
30,
June 30,
2026 2025
2026
ZAR :
$ average
exchange
rate
16.2849 17.6379 16.9074
Highest ZAR
: $ rate
during period
16.8364 18.1650 18.1650
Lowest ZAR
: $ rate
during period
15.9453 17.2702 15.7392
Rate at end
of period
16.3979 17.2702 16.4072

Translation
exchange rates
for financial
reporting
purposes
We have
translated
the results
of operations
and operating
segment information
for the three
months ended
September
30,
2026
and 2025,
provided
in the
tables
below
using
the actual
average
exchange
rates
per
month
between
the
USD and
ZAR. Thus, the average
rates used to translate
this data for the three months
ended September
30, 2026 and 2025, vary slightl
y
from the averages
shown in
the table above.
Results of Operations
The
discussion
of
our
consolidated
overall
results
of
operations
is
based
on
amounts
as
reflected
in
our
unaudited
condensed
consolidated
financial
statements
which are
prepared
in accordance
with U.S.
GAAP.
We analyze
our
results of
operations
both
in
U.S.
dollars,
as
presented
in
the
unaudited
condensed
consolidated
financial
statements,
and
supplementally
in ZAR, because
ZAR is the functional
currency of
the entities
which contribute
the majority
of our results
an
d
is
the currency
in
which
the
majority
of
our
transactions
are
initially
incurred
and
measured.
Presentation
of our
reported
results in ZAR
is a non-GAAP measure.
Due to the significant
impact of currency
fluctuations
between
the U.S.
dollar and ZAR
on
our
reported
results
and
because
we
use
the
U.S.
dollar
as
our
reporting
currency,
we
believe
that
the
supplemental
presentation
of our
results
of operations
in ZAR
is useful
to investors
to understand
the changes
in the underlying
trends
of
our
business.
Our operating
segment
revenue
presented
in “—Results
of operations
by operating
segment”
represents
total
revenue
per
operating
segment
before
intercompany
eliminations.
A
reconciliation
between
total
operating
segment
revenue
and
revenue,
as well as the reconciliation
between our segment
performance
measure and
net loss before
tax (benefits)
expense,
is presented
in our unaudited
consolidated
financial
statements
in Note 18 to those
statements.
Our chief
operating
decision
maker
is
our
Executive
Chairman
and he
evaluates
segment
performance
based
on segment
earnings
before
interest,
tax,
depreciation
and amortization
(“EBITDA”),
adjusted
for items
mentioned
in the
next sentence
(“Segment
Adjusted
EBITDA”)
for
each
operating
segment.
We
do
not
allocate
once-off
items
(as
defined
below),
stock-based
compensation
charges,
impairment of
goodwill or other
intangible
assets, other
items (including
gains or losses
on disposal
of investments,
fair value
adjustments
to
equity
securities,
unrealized
(gain)
loss
FV
for
currency
adjustment),
interest
income,
interest
expense,
income
tax
expense
or earnings
from
equity-accounted
investments
to our
reportable
segments.
Once-off
items
represent
non-recurring
expense
items,
including
costs
related
to
acquisitions
and
transactions
consummated
or
ultimately
not
pursued.
The
Stock-based
compensation
adjustments
reflect
stock-based
compensation
expense
and
are
both
excluded
from the calculation
of Segment
Adjusted
EBITDA
and are
therefore
reported as
reconciling
items to
reconcile the
reportable
segments’
Segment
Adjusted
EBITDA
to our loss
before income
tax expense.
Group
Adjusted
EBITDA
represents
Segment
Adjusted
EBITDA
after
deducting
group
costs.
Refer
also
“Results
of
Operations—Use
of Non-GAAP
Measures”
below.

In fiscal 2026
we closed
the acquisitions
of Atom
and MobileMart
and have
integrated
these businesses
from December
2025 and
February
2026, respectively.
We
analyze
our
business
and
operations
in
terms
of
three
inter-related
but
independent
operating
segments:
(1)
Merchant
(2)
Consumer
and (3)
Enterprise.
In addition,
corporate
activities
that
are impracticable
to allocate
directly
to th
e
operating
segments,
as
well
as
any
inter-segment
eliminations,
are
included
in
Group
costs.
Inter-segment
revenue
eliminations
are included
in Eliminations.
First
quarter
of fiscal 2027 compared
to first
quarter
of fiscal 2026
The
following
factors
had
a
significant
impact
on
our
results
of
operations
during
the
first
quarter
of
fiscal
2027
as
compared
with the
same period
in the prior year:
●
Lower ZAR
revenue:
Our revenues
increased
7.7% in U.S.
dollars
and decreased
by 0.6% in ZAR, primarily
due to the
decrease
in ADP
revenue
in Merchant
and lower
fees
from Cash
following
the exit
of our
ATM
business,
which
was
partially
offset
by an
increase
in insurance
premiums
collected
and lending
revenues
(including
interest)
following
higher
loan originations,
and an increase
in ADP
activity in
Enterprise;
●
Operating
income decrease:
Operating
income decreased
primarily due
to a lower contribution
from Merchant
and
rebrand
costs,
which
was
partially
offset
by
a
strong
performance
by
Consumer
and
Enterprise,
and
lower
amortization
of acquisition-related
intangible
assets;
●
Lower
net
interest
charge:
Net interest
charge
decreased
to $3.7
million
(ZAR
60.5 million)
from
$4.5 million
(ZAR
78.9 million)
primarily due
to a lower
interest
expense
following
lower effective
interest
rates;
and
●
Foreign exchange
movements:
The U.S.
dollar was
8% weaker
against
the ZAR during the
first quarter
of fiscal 2027
compared
to the prior
period,
which positively
impacted
our U.S.
dollar reported
results.
Consolidated
overall results
of operations
This discussion
is based
on the amounts
prepared
in accordance
with U.S.
GAAP.
The following
tables show
the changes
in the items
comprising
our statements
of operations,
both in
U.S.
dollars and
in
ZAR:
Table
2
In United
States
Dollars
Three months
ended September
30,
2026 2025%
$ ’000 $ ’000 change
Revenue
184,572 171,448 8%
Cost
of goods
sold,
IT
processing,
servicing
and support
(A)
124,052 118,623 5%
Selling, general
and administration
(A)(1)
51,555 39,700 30%
Depreciation
and amortization
9,973 12,894 (23%)
Transaction
costs related
to Utilities and
Bank Zero
acquisitions
58 94 (38%)
Operating
(loss) income
(1,066) 137 nm
Loss on disposal
of equity-accounted
investment
- 584 nm
Interest
income
545 539 1%
Interest
expense
(A)
4,258 5,013 (15%)
Loss before
income tax
benefit
(4,779) (4,921) (3%)
Income tax
benefit
527 146 261%
Net loss before
earnings from
equity-accounted
investments
(4,252) (4,775) (11%)
Earnings
from equity-accounted
investments
69 - nm
Net loss
(4,183) (4,775) (12%)
Add net loss
attributable
to non-controlling
interest
- (117) nm
Net loss
attributable
to
us
(4,183) (4,658) (10%)
(A) In order
to correct the error
discussed in
Note 1 to
the unaudited
condensed consolidated statement
of operations
for
the
three
months ended September 30, 2025, Cost of goods sold, IT processing, servicing and support increased by $0.2
million, Selling, general and
administration
expense
increased by $0.06
million, Operating loss
increased by
$0.2 million,
Interest expense increased
by $0.1
million,
and the subtotal captions from Loss before income tax expense to
Net loss attributable to Lesaka decreased by $0.4 million.
(1) Selling, general and administration
includes allowance for credit losses.

Table
3
In South
African Rand
Three months
ended September
30,
2026 2025%
ZAR ’000 ZAR ’000 change
Revenue
3,005,676 3,023,546 (1%)
Cost
of goods
sold,
IT
processing,
servicing
and support
(A)
2,020,378 2,092,242 (3%)
Selling, general
and administration
(A)(1)
839,158 699,803 20%
Depreciation
and amortization
162,383 227,366 (29%)
Transaction
costs related
to Utilities and
Bank Zero
acquisitions
945 1,762 (46%)
Operating
(loss) income
(17,188) 2,373 nm
Loss on disposal
of equity-accounted
investment
- 10,342 nm
Interest
income
8,875 9,496 (7%)
Interest
expense
(A)
69,345 88,422 (22%)
Loss before
income tax
benefit
(77,658) (86,895) (11%)
Income tax
benefit
8,494 2,572 230%
Net loss before
earnings from
equity-accounted
investments
(69,164) (84,323) (18%)
Earnings
from equity-accounted
investments
1,118 - nm
Net loss
(68,046) (84,323) (19%)
Add net loss
attributable
to non-controlling
interest
- (2,058) nm
Net loss
attributable
to
us
(68,046) (82,265) (17%)
(A) In order
to correct the error
discussed in
Note 1 to
the unaudited
condensed consolidated statement
of operations
for
the
three
months ended September 30, 2025, Cost of goods
sold, IT processing, servicing and support increased by ZAR 3.2 million, Selling, general
and administration
expense increased by ZAR 1.1
million, Operating loss
increased by ZAR 4.4 million,
Interest expense increased
by ZAR
2.0 million, and the subtotal captions from Loss before income tax expense to Net loss attributable to Lesaka decreased by ZAR 6.4
million.
(1) Selling, general and administration
includes allowance for credit losses.
Revenue
increased
by $13.1
million
or 7.7%
in U.S.
dollars,
and decreased
by
ZAR 17.9
million or
ZAR 0.6%
in ZAR
.
The
decrease
in ZAR was
primarily
due to
the decrease
in ADP
revenues
in Merchant
and lower
fees from
Cash following
the exit
of
our
ATM
business,
which
was
partially
offset
by
an
increase
in
insurance
premiums
collected
and
lending
revenues
(including
interest) following
higher
loan originations,
and an increase
in ADP activity
in Enterprise.
Refer to
discussion
above
at “—Recent
Developments”
for a description
of key
trends impacting
our revenue
this quarter.
Cost of goods
sold, IT processing,
servicing and support
increased
by $5.4 million
or 4.6% in U.S.
dollars
and decreased
by
ZAR71.9
million
or
3.4%
in ZAR.
The
decrease
in
ZAR is
primarily
due
to the
decrease
in ADP
costs,
which
was
partially
offset by
an increase
in lending
related
expenditures
(including
interest
expense),
higher insurance-related
claims
and third-
party transaction
fees.
Selling,
general
and administration
expenses
increased
by
$11.9
million
(ZAR
139.4
million),
or 29.9%
(in ZAR
19.9%).
The
increase
was
primarily
due
to
higher
employment-related
expenditures,
higher
marketing
costs
related
to
the
Lesaka
rebrand,
an increase
in the
allowance
for credit
losses
as a
result
of higher
lending
activities
by
Consumer
and
Merchant
,
higher consulting
fees, higher
lease expense
from our new
corporate
head office and other
new regional
offices,
and the year-
over-year
impact of inflationary increases
on certain expenses,
which was partially offset
by lower stock-based
compensation
charges.
Depreciation
and
amortization
expense
decreased
by
$2.9
million
(ZAR
65.0
million),
or
22.7%
(28.6%).
Fiscal
2026
included the
impact of the
change to a shorter
useful
life for certain
of our brand
and trademark
intangible
assets, which
were
fully amortized
by June
30, 2026.
Therefore,
the decrease
compared
with fiscal
2026 was
primarily
due to lower
amortization
of acquired
intangible
assets.

Transaction
costs related
to Utilities
and Bank Zero
acquisitions
during the first
quarter of fiscal
2027 and
2026 included
costs
incurred
primarily
related
to
the
proposed
acquisition
of
Bank
Zero.
Refer
to
Note
2
to
our
unaudited
condensed
consolidation
financial statements
for additional
information.
Our operating
(loss)
income
margin
for the
first
quarter of
fiscal
2027
and 2026
was (0.6)
%
and
0.1%, respectively.
We
discuss the
components of
operating
income margin
under “—Results
of operations
by operating
segment.”
We
did
not record
any
changes
in the
fair
value
of equity
interests
in
Cell
C
during
the first
quarter
of fiscal
2026.
We
disposed
of our entire
investment
in Cell C in December
2025.
Interest
on surplus
cash
was
$0.5 million
(ZAR 8.9
million)
compared
with $0.5
million (ZAR
9.5
million) during
the first
quarter of
fiscal 2026,
primarily
due to lower
interest
rates.
Interest
expense
decreased
to $4.3
million
(ZAR 69.3
million)
from $5.0
million
(ZAR 88.4
million).
In ZAR,
the decrease
was primarily
due to lower
interest rates
following
a reduction in the margin
on our borrowings
compared
with the first
quarter
of fiscal 2026
.
First
quarter of
fiscal 2027
income tax
benefit
was $0.5
million
ZAR 8.5
million
compared
to income
tax benefit
of $0.1
million (ZAR
2.6 million)
in fiscal 2026.
Our effective
tax rate
for fiscal 2027
was impacted
by deferred tax
assets
related to net
operating
losses
incurred
by certain of
our South
African
subsidiaries
and the
deferred tax
impact related
to the amortization
of
acquired
intangible
assets,
the
tax
expense
recorded
by
our
profitable
South
African
operations
and
non-deductible
expenses.
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
4
In United
States
Dollars
Three months
ended September
30,
2026 2025
$ ’000 % of total $ ’000 % of total % change
Operating
Segment
Consolidated
revenue:
Merchant 119,146 65% 126,950 74% (6%)
Consumer 41,049 22% 30,576 18% 34%
Enterprise 25,766 14% 14,853 9% 73%
Subtotal:
Operating segments
185,961 101% 172,379 101% 8%
Eliminations
(1,389) (1%) (931) (1%) 49%
Total
consolidated
revenue
184,572 100% 171,448 100% 8%
Group Adjusted
EBITDA:
Merchant (A)(1) 4,716 35% 8,944 59% (47%)
Consumer (1) 12,658 94% 8,493 56% 49%
Enterprise (1) 1,755 13% 1,269 8% 38%
Group costs (5,615) (42%) (3,611) (23%) 55%
Group Adjusted
EBITDA (non-GAAP)
(A)(2) 13,514 100% 15,095 100% (10%)
(A) Merchant Segment Adjusted EBITDA and Group
Adjusted EBITDA decreased
by $0.2
million for the three months ended September
30, 2025,
to correct
the error
discussed
in Note
1 to
the unaudited
condensed
consolidated statement
of operations
as
a result
of the
correction to amounts reported for the three months
ended September 30, 2025.
(1)
Segment
Adjusted
EBITDA
for
the
three
months
ended
September
30, 2026,
includes
retrenchment
costs
of $0.4
million
for
Merchant.
Segment
Adjusted EBITDA
for
the
three
months ended
September 30,
2025,
includes retrenchment
costs of
$0.2 million
for
Merchant and $0.1 million for Consumer.
(2) Group
Adjusted
EBITDA
is a
non-GAAP
measure,
refer
to
reconciliation
below at
“—Results
of Operations
—Use of
Non-GAAP
Measures”.

Table
5
In South
African Rand
Three months
ended September
30,
2026 2025
Operating
Segment
ZAR ’000 % of total ZAR ’000 % of total % change
Consolidated
revenue:
Merchant 1,940,454 65% 2,239,035 74% (13%)
Consumer 668,310 22% 539,006 18% 24%
Enterprise 419,452 14% 261,904 9% 60%
Subtotal:
Operating segments
3,028,216 101% 3,039,945 101% (0%)
Eliminations
(22,540) (1%) (16,399) (1%) 37%
Total
consolidated
revenue
3,005,676 100% 3,023,546 100% (1%)
Group Adjusted
EBITDA:
Merchant
(A)(1)
76,870 35% 157,713 59% (51%)
Consumer
(1)
206,111 94% 149,710 56% 38%
Enterprise
(1)
28,572 13% 22,407 8% 28%
Group costs (91,413) (42%) (63,619) (23%) 44%
Group Adjusted
EBITDA (non-GAAP)
(A)(2)
220,140 100% 266,211 100% (17%)
(A)
Merchant
Segment
Adjusted
EBITDA
and
Group
Adjusted
EBITDA
decreased
by
ZAR
4.4
million
for
the
three
months
ended
September 30, 2025, to correct the error discussed in Note 1 to the unaudited condensed consolidated statement of operations
as a
result
of the correction to amounts reported for
the three months ended September 30, 2025.
(1) Segment
Adjusted
EBITDA for
the three months
ended September
30, 2026,
includes retrenchment
costs of
ZAR 6.4
million for
Merchant. Segment
Adjusted EBITDA for
the three months ended September 30,
2025, includes retrenchment costs
of ZAR 3.8
million for
Merchant and ZAR 2.6 million for Consumer
.
(2) Group
Adjusted EBITDA
is
a non-GAAP
measure,
refer
to
reconciliation
below at
“—Results
of Operations
—Use of
Non-GAAP
Measures”.
Merchant
Segment
revenue
decreased primarily
due to lower
ADP revenue
earned, including
from lower
prepaid airtime
volumes
sold, which was
partially offset
by higher Acquiring
and Lending
revenue.
The decrease
in Segment Adjusted
EBITDA
primarily
related
to lower
revenue,
higher employment-related
expenditures,
and higher
allowance
for credit
losses.
Our Segment
Adjusted
EBITDA margin
(calculated
as Segment Adjusted
EBITDA
divided by revenue)
for the first
quarter
of fiscal 2027
and 2026
was 4.0%
and 7.0%, respectively.
Consumer
Segment
revenue
increased
primarily
due
to
an
increase
in
insurance
premiums
collected
and
lending
revenues
following
an
increase
in
loan
originations.
Segment
Adjusted
EBITDA
has
been
positively
impacted
by
these
increases
in
revenue,
but
this
increase
was
partially
impacted
by
higher
allowance
for
credit
losses
following
an
increase
in
loan
originations
during
the
quarter,
higher
insurance-related
claims,
interest
expense
(of
approximately
ZAR
26.7
million;
Q1
2026:
ZAR 19.9
million
) incurred
to fund
our lending
book,
higher
employment-related
expenditures
and
the year
-over-year
impact of inflationary
increases
on certain expenses.
Our Segment
Adjusted
EBITDA
margin
for the first
quarter of
fiscal 2027
and 2026
was 30.8%
and 27.8
%, respectively.
Enterprise
Segment
revenue
increase due
to higher
ADP activity
following
the acquisition
of Mobilemart
and continue
growth
in the
contribution
from Utilities.
Segment
Adjusted
EBITDA
increased
primarily
due to
the increase
in revenue
which
was partially
offset by
higher
employment-related
expenditures.
Our Segment
Adjusted
EBITDA
margin
for the
first quarter
of fiscal 2027
and 2026
was 6.8%
and 8.5%, respectively.

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
2027
increased
compared
with
the
prior
period
due
to higher
employee
related
costs, consulting
fees,
audit fees and
compliance
related
expenditure.
Use of Non-GAAP Measures
U.S.
securities laws
require
that when
we publish
any non-GAAP
measures,
we disclose
the reason
for using these
non-
GAAP measures
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
, unrealized
(gain)
loss FV
for currency
adjustment,
earnings
from
equity-accounted
investments,
stock-
based
compensation
charges
and
once-off
items.
Once-off
items
represents
non-recurring
income
and
expense
items,
including
costs related
to acquisitions
and transactions
consummated
or ultimately
not pursued.
The
table
below
presents
the
reconciliation
between
U.S.
GAAP
net
loss
attributable
to
Lesaka
to
Group
Adjusted
EBITDA:
Table
6
Three months
ended
September
30,
2026 2025
$ ’000 $ ’000
Loss attributable
to Lesaka - GAAP
(A)
(4,183) (4,658)
Add net loss
attributable
to non-controlling
interest
- 117
Net loss (4,183) (4,775)
Earnings
from equity
accounted investments
(69) -
Net loss before
earnings from
equity-accounted
investments
(4,252) (4,775)
Income tax
benefit
(527) (146)
Loss before
income tax
expense
(4,779) (4,921)
Interest
expense
(A)
4,258 5,013
Interest
income
(545) (539)
Net loss on impairment/
disposal
of equity-accounted
investment
- 584
Operating
(loss) income
(1,066) 137
PPA
amortization
(amortization
of acquired
intangible
assets)
5,524 9,134
Depreciation
and amortization
4,449 3,760
Stock-based
compensation
charges
1,370 1,861
Once-off
items
3,033 267
Unrealized
gain (loss)
FV for currency
adjustments
204 (64)
Group Adjusted
EBITDA -
Non-GAAP
(A) 13,514 15,095
(A) Loss attributable
to Lesaka
– GAAP and
all subtotal
captions
to Loss before
income tax expense
for the three
months
ended September
30, 2025,
have been
decreased
by $0.4 million
and, as
a result
of the
correction
as discussed
in Note 1,
to
the amount included
in the caption Interest
expense
for the three months
ended September
30, 2025. Interest expense
for the
three
months
ended
September
30,
2025,
has
been
increased
by $0.1
million
as
a
result
of
the
correction
to
the
amount
included
in
the
caption
Interest
expense
for
the
three
months
ended
September
30,
2025.
Operating
income
and
Group
Adjusted
EBITDA
- Non-GAAP
for the
three
months
ended
September
30, 2025,
have
been decreased
by
$0.2 million,
as a
result
of the
correction
to
the amount
included
in the
caption
Interest
expense
for the
three months
ended
September
30,
2025.

(1) The table
below
presents the
components of
once-off items
for the periods
presented:
Table
7
Three months
ended
September
30,
2026 2025
$ ’000 $ ’000
Lesaka
brand refresh
2,750 -
Transaction
costs
225 173
Transaction
costs related
to Utilities and
Bank Zero
acquisitions
58 94
Total
once-off
items
3,033 267
Once-off
items
are
non-recurring
in nature,
however,
certain
items may
be reported
in multiple
quarters.
For instance,
transaction
costs
include
costs
incurred
related
to acquisitions
and
transactions
consummated
or
ultimately
not pursued.
The transactions
can span multiple
quarters,
for instance in fiscal 2026
we incurred
transaction
costs related
to the proposed
acquisition
of Bank
Zero over
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
Liquidity and Capital Resources
As of
September
30,
2026,
our
cash and
cash equivalents
were $85.8
million
and comprised
U.S.
dollar-denominated
balances
of $2.5 million, ZAR
-denominated
balances
of ZAR 1.3
billion ($81.3
million),
and other currency
deposits,
primarily
Botswana
pula,
of $2.0 million,
all amounts
translated
at exchange
rates
applicable
as of September
30, 2026.
The increase
in our unrestricted
cash balances
from June 30, 2026,
was primarily due to positive
contribution
from our operating
segments,
and the utilization
of our general
banking facilities
to partially
fund the
growth in our
Consumer
and Merchant
lending books
,
which
was
partially
offset
by
the
utilization
of
cash
reserves
to
fund
certain
scheduled
repayments
of
our
borrowings,
acquisition
of property,
plant
and equipment
and intangible
assets,
to fund
the increase
in our
Consumer
lending
book
and
other working
capital (including
acquiring inventory
and funding
suppliers to
procure
ADP).
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
9
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
up to
ZAR 93.0
million
($5.7 million)
on closing
of the
Bank Zero
transaction.
All amounts
translated
at
exchange
rates
as of
September 30,
2026.

Available
short-term borrowings
Summarized
below are
our short-term
facilities
available and
utilized as
of September
30, 2026:
Table
8
RMB GBF RMB Other Nedbank
$ ’000 ZAR ’000 $ ’000 ZAR ’000 $ ’000 ZAR ’000
Total
short-term
facilities available,
comprising:
Total
overdraft
67,741 1,110,808 - - - -
Indirect
and derivative
facilities
(1)
- - 6,333 103,846 9,547 156,556
Total
short-term facilities
available
67,741 1,110,808 6,333 103,846 9,547 156,556
Utilized short
-term facilities:
Overdraft
38,633 633,506 - - - -
Indirect
and derivative
facilities
(1)
- - 6,300 103,299 129 2,112
Total
short-term facilities
utilized
38,633 633,506 6,300 103,299 129 2,112
Interest
rate,
based on South
African
prime rate
10.25% N/A N/A
(1) Other facilities
include indirect
and derivative
facilities
may only be
used for guarantees,
letters of credit
and forwar
d
exchange
contracts
to support
guarantees
issued by
RMB and
Nedbank
to various
third parties
on our
behalf.
The facilities
under
the Restated
GBF
Agreement
were
available
for utilization
from
March
30, 2026,
and
are
subject
to
annual
review by
RMB.
In terms
of a
commitment
provided
to the lender
under
the CTA
entered
into on February
27, 2025,
we have
undertaken
not to utilize
more than
ZAR 5.0
million ($0.3 million)
of the
Nedbank
Facility.
Long-term borrowings
We have
aggregate
long-term
borrowings
outstanding
of ZAR
3.5 billion
($213.8 million
translated
at
exchange
rates
as
of
September
30,
2026)
as
described
in Note
9.
These
borrowings
include
outstanding
long-term
borrowings
obtained
by
Lesaka
SA
of ZAR
3.0 billion,
which
were used
to refinance
our previous
long-term
borrowings.
We have
utilized
all of
these
long-term
borrowings.
As of September
30, 2026, we
also have a revolving
credit
facility,
of ZAR
400.0 million
which is utilized
to fund
a
portion
of our
merchant
finance
loans
receivable
book
and
an asset
backed
facility
of ZAR
227.0
million
which
is
utilized
to partially fund
the acquisition
of POS
devices and vaults.
Restricted
cash
We have also
entered
into cession
and pledge
agreements
with Nedbank
related to our
Nedbank
indirect
credit facilities
and we have ceded
and pledged certain
bank accounts
to Nedbank.
The funds included
in these bank
accounts are restricted
as they
may
not be
withdrawn
without
the express
permission
of Nedbank.
Our cash,
cash equivalents
and
restricted
cash
presented
in our consolidated
statement of cash
flows as of September
30, 2026, includes
restricted
cash of $0.1 million that
has been ceded
and pledged.

Cash flows
from
operating
activities
First quarter
Net cash
used in operating
activities during
the first quarter
of fiscal 2027
was $6.8 million
(ZAR
110.4 million) compared
to net cash
provided
by operating
activities of
$8.9 million (ZAR
157.6 million)
during the first
quarter of
fiscal 2026.
Excluding
the impact
of income
taxes,
our
cash used
in operating
activities
during
the
first
quarter
of fiscal
2027
was
primarily
due to
cash utilized for the significant
net growth in our Consumer
finance loans receivable
and to fund other working capital required
(including
acquiring
inventory
and funding
suppliers
to procure
ADP),
which
was partially
offset
by the
positive
contribution
from our
operating
segments.
During the
first quarter
of fiscal 2027, paid
taxes related
to prior tax years
in South Africa
of $0.2 million (ZAR
3.7 million)
.
We paid taxes totaling
$0.2 million in other tax jurisdictions,
primarily in Namibia and Botswana
during the first quarter of
fiscal
2027. During
the first
quarter of
fiscal 2026,
we paid
second
provisional
South African
tax payments
of $0.05 million
(ZAR 0.8
million) primarily
related
to certain
of our recently
acquired
subsidiaries that
have not
yet aligned
their tax year
to our
June 30
tax year end. We also paid taxes
related to prior tax years
in South Africa of $0.3 million (ZAR 5.8 million).
We paid taxes totaling
$0.1 in other
tax jurisdictions,
primarily in
Botswana
during the first
quarter of
fiscal 2026.
Taxes
paid (refunded)
during the
first quarter
of fiscal 2027
and 2026
were as
follows:
Table
9
Three months
ended September
30,
2026 2025 2026 2025
$ $ ZAR ZAR
’000 ’000 ’000 ’000
First provisional
payments
- 46 - 821
Second provisional
payments
- 284 - 4,936
Taxation
paid related
to prior years
234 330 3,683 5,763
Tax
refund
received
- (20) - (349)
Total
South African
taxes paid
234 640 3,683 11,171
Foreign
taxes paid
172 70 2,899 1,243
Total
tax paid
406 710 6,582 12,414
Cash flows
from
investing
activities
First quarter
Cash
used
in investing
activities
for
the
first
quarter
of
fiscal
2027
included
capital
expenditures
of
$8.2
million
(ZAR
133.8 million),
primarily due to
leasehold improvements
to our new corporate
head office and
other leases,
the acquisition of
vaults and POS devices.
We also incurred expenditures
of $0.8 million (ZAR
13.5 million), primarily
related to the capitalization
of development
costs, during
the first
quarter of
fiscal 2027.
Cash used in investing
activities
for the first quarter
of fiscal 2026 included
capital expenditures
of $4.0 million (ZAR
70.3
million),
primarily
due to
the acquisition
of vaults
and POS
devices.
We also
incurred
expenditures
of $1.1
million
(ZAR 20.1
million),
primarily related
to the capitalization
of development
costs, during
the
first quarter
of fiscal 2026.
Cash flows
from
financing
activities
First quarter
During the first quarter
of fiscal 2027, we utilized $59.5 million from our
South African general
banking facilities to partially
fund the growth
of our Consumer
lending book,
and repaid $41.8
million. We
utilized $4.1
million of our
long-term
borrowings
to finance
the growth
in our
Merchant
lending
book
as well
as
the acquisition
of POS
devices
and vehicles.
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
2027
to primarily
include
spending
for
acquisition
of
POS
devices,
vaults,
computer
software,
computer
and office
equipment,
as well
as for
our branch
network
in South
Africa.
Our
capital
expenditures
for the
first
quarter
of fiscal
2027
and 2026
are
discussed
under
“—Liquidity
and
Capital
Resources—
Cash flows
from
investing
activities.”
Our capital
expenditures
for the
past three
fiscal
years were
funded
through
internally
generated
funds,
or our
asset-backed
borrowing
arrangements.
We had
outstanding
capital
commitments
as of
September
30, 2026,
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
30, 2026,
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
25,268 1% 27,801
(1%) 22,738

Item 4.
Controls and
Procedures
Under
the supervision
and with
the
participation
of our
management,
including
our
executive
chairman
and our
group
chief financial
officer,
we conducted
an evaluation
of our disclosure
controls
and procedures,
as such term
is defined
under
Rule 13a-15(e)
promulgated
under
the Securities Exchange
Act of 1934,
as amended,
as of
September
30, 2026.
We previously
identified
and disclosed
in Part
II, Item
9A of our
Annual Report
on Form
10-K
for the year
ended June
30,
2026, material
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
(2)
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
(3)
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
(4)
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
2026
(as
described
above),
the
executive
chairman
and
the
group
chief
financial
officer concluded
that
our
disclosure
controls
and procedures
were not
effective
as of
September
30
,
2026.
Notwithstanding
the
previously
identified
material
weaknesses,
management
believes
the
condensed
consolidated
financial
statements
included
in
this
Quarterly
Report
on
Form
10-Q
fairly
present,
in
all
material
respects,
our
financial
condition,
results
of operations
and cash
flows as
of and for
the periods presented
in accordance
with GAAP.
Remediation
Plan
Management
continues to
work to remediate
the identified
material weaknesses
and remains
committed to
remediating
them.
Our remediation
process
is ongoing and
includes,
but is not
limited
to, the following
steps:
(1)
Commencement
of
an
Internal
Control
Upliftment
project,
supported
by
external
advisors,
to
strengthen
and
standardize
internal
control
documentation,
elevate
the
design
and
implementation
of
process-level
controls,
enhance
control owner/management
understanding
and accountability
in relation
to the importance
and operation
of
internal
controls
over
financial
reporting.
The
focus
is
specifically
on
areas
comprising
associated
material
weaknesses
or significant
deficiencies.
In parallel,
the Group
SOX
team
continues
to work
with
control
owners
to
enhance
the broader
control environment,
with a focus
on, among
other
things, controls
over
service organizations
and
ITGCs.
In
the
medium
term,
we
intend
to
increase
the
degree
of
automation
of
controls
throughout
the
organization;
(2)
The
recruitment
of
additional
appropriately
skilled
resources
across
the
Finance
and
Risk
and
Compliance
disciplines,
including
the appointment
of a Group
Head:
Risk and
Compliance
reporting
to our
executive
chairman
to enhance
internal control
capacity
and capabilities;
(3)
Planned
rollout
of an
enhanced
internal
controls
training
program
across
the business,
including
targeted
training
for resources
responsible
for key controls;
(4)
Further
embedment
of a
culture
of internal
controls
compliance
through
the embedding
of controls
compliance
in
the key
performance
indicators
of senior executives
as well
as process
and control
owners
across
the business;
(5)
Mandated
enhanced
risk
assessment
procedures
with
governance
requirements
upon
implementing
new
or
migrating
existing
systems
within
the
Group
together
with
the
design,
implementation
and
monitoring
of
control
activities; and
(6)
Closer
collaboration
with
internal
and
external
assurance
partners
to
ensure
the
robustness
of
our
remediation
activities.

The
remediation
plan
with
respect
to
the
material
weaknesses identified
for
the
year
ended
June
30, 2026,
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
or resul
ts
of operations.
Item 1A.
Risk Factors
See “Item
1A
RISK
FACTORS”
in Part
I of our
Annual
Report
on Form
10-K
for the
fiscal
year
ended
June 30,
2026, for
a
discussion
of risk
factors relating
to (i)
our business,
(ii) operating
in South Africa
and other
foreign
markets,
(iii) government
regulation,
and (iv) our
common
stock. There
have been no
material
changes from
the risk
factors previously
disclosed
in our
Annual Report
on Form 10-K
for the fiscal
year ended
June 30,
2026.
Item 2.
Unregistered
Sales of Equity
Securities
and Use
of Proceeds
On
September
2,
2025,
our
board
of
directors
approved
a
share
repurchase
authorization
to
repurchase
up
to
an
aggregate
of $15 million
of our common
stock. The
authorization
has no expiration
date.
The table
below
presents
information
relating
to
purchases
of shares
of our
common
stock
during
the
first
quarter of
fiscal 2027:
Table
16
(a) (b)
(c) (d)
Period
Total
number
of shares
purchased
Average
price
paid
per
share (US
dollars)
Total
number
of shares
purchased
as part
of
publicly
announced
plans
or programs
Maximum
dollar value
of
shares
that
may yet be
purchased
under
the
plans
or programs
Jul 1, 2026
- Jul 31, 2026
- - - 15,000,000
Aug 1, 2026
- Aug 31,
2026
- - - 15,000,000
Sep 1,
2026 - Sep
30, 2026
(1)
40,688 4.56 - 15,000,000
Total
40,688 -
(1) Relates to
the delivery of 40,688
shares of our
common stock
in September
2026 to us
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
10.47*
Amended and Restated Employment Agreement, dated
as of July 30, 2026, between Lesaka Technologies, Inc.
and Ali Mazanderani
8-K 10.1 July 30, 2026
10.48*
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